Form 10-K
period 2015-06-30
Kearny Financial Corp.
filed 2015-09-14
CIK 1617242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 001-37399

KEARNY FINANCIAL CORP.

(Exact name of Registrant as specified in its Charter)

Maryland	30-0870244
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

120 Passaic Avenue, Fairfield, New Jersey	07004
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (973) 244-4500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐  YES    ☒  NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  YES    ☒  NO

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  YES    ☐  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  YES    ☐  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  YES    ☒  NO

The aggregate market value of the voting and non-voting common equity held by non‑affiliates of the Registrant on December 31, 2014 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $187.3 million.  Solely for purposes of this calculation, shares held by directors, executive officers and greater than 10% stockholders are treated as shares held by affiliates.

As of September 4, 2015 there were outstanding 93,528,092 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the definitive Proxy Statement for the Registrant’s 2015 Annual Meeting of Stockholders. (Part III)

KEARNY FINANCIAL CORP.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 30, 2015

i

PART I

Item 1. Business

Forward-Looking Statements

This Annual Report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;
•	statements regarding our business plans, prospects, growth and operating strategies;
•	statements regarding the quality of our loan and investment portfolios; and
•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;
•	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;
•	our ability to access cost-effective funding;
•	fluctuations in real estate values and both residential and commercial real estate market conditions;
•	demand for loans and deposits in our market area;
•	our ability to implement and changes in our business strategies;
•	competition among depository and other financial institutions;
•

inflation and changes in the interest rate environment that reduce our margins and yields, or reduce the fair value of financial instruments or reduce the origination levels in our lending business, or increase the level of defaults, losses and prepayments on loans we have made and make whether held in portfolio or sold in the secondary markets;

•	adverse changes in the securities markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	our ability to manage market risk, credit risk and operational risk in the current economic conditions;
•	our ability to enter new markets successfully and capitalize on growth opportunities;
•

our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we have acquired or may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

•	changes in consumer spending, borrowing and savings habits;
•

changes in accounting policies and practices, as may be adopted by bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

•	our ability to retain key employees;
•	technological changes;
•	significant increases in our loan losses; and
•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

General

Kearny Financial Corp. (the “Company,” or “Kearny Financial”), is a Maryland corporation that was incorporated on September 2, 2014.  Kearny Financial is the holding company for Kearny Bank (the “Bank”), a federally‑chartered stock savings bank.

On May 18, 2015, the Company completed its second-step conversion and stock offering through which it converted from the mutual holding company structure to a fully publicly held company.  In conjunction with that transaction, the Company sold 71,750,000 shares of its common stock at $10.00 per share, resulting in gross proceeds of $717.5 million.  The new shares issued included 3,612,500 shares sold to the Bank’s Employee Stock Ownership Plan (“ESOP”) with an aggregate value of $36.1 million based on the sales price of $10.00 per share.  Concurrent with the closing of the transaction, the Company also issued an additional 500,000 shares of its common stock with an aggregate value of $5.0 million and contributed these shares with an additional $5.0 million in cash to the KearnyBank Foundation.

The Company recognized direct stock offering costs of $10.7 million in conjunction with the transaction which reduced the net proceeds credited to capital.  After adjusting for transaction costs and the value of the shares issued to the Bank’s ESOP, the Company recognized a net increase in equity capital of $670.7 million, of which $353.4 million was contributed to the Bank by the Company as an additional investment in the Bank’s common equity.  Approximately $34.5 million of new capital proceeds were funded through withdrawals of existing customer deposits previously held by the Bank.

Each outstanding share held by the public stockholders of Kearny Financial Corp., a federal corporation, immediately prior to the closing of the conversion and stock offering was converted into 1.3804 shares of the Company’s new common stock while the shares previously held by Kearny MHC, the former mutual holding company, were cancelled concurrent with the closing of the transaction.

At June 30, 2015, the Company had 93,528,092 shares outstanding, comprising 71,750,000 new shares sold in the stock offering, 500,000 new shares issued to the KearnyBank Foundation and 21,278,092 exchanged shares, as adjusted for the cash settlement of fractional shares.  As a result of the completion of the second-step conversion and stock offering, all historical share and per share information has been revised to reflect the 1.3804-to-one exchange ratio.

The Company is a unitary savings and loan holding company, regulated by the Board of Governors of the Federal Reserve Bank (“FRB”) and conducts no significant business or operations of its own.  The Bank’s deposits are federally insured by the Deposit Insurance Fund as administered by the Federal Deposit Insurance Corporation (“FDIC”) and the Bank is primarily regulated by the Office of the Comptroller of the Currency (“OCC”).  References in this Annual Report on Form 10‑K to the Company or Kearny Financial generally refer to the Company and the Bank, unless the context indicates otherwise. References to “we”, “us”, or “our” refer to the Bank or Company, or both, as the context indicates.

The Company’s primary business is the ownership and operation of the Bank.  The Bank is principally engaged in the business of attracting deposits from the general public in New Jersey and New York and using these deposits, together with other funds, to originate or purchase loans for its portfolio and invest in securities.  Our loan portfolio is primarily comprised of loans collateralized by residential and commercial real estate augmented by secured and unsecured loans to businesses and consumers.  We also maintain a portfolio of investment securities, primarily comprised of U.S. agency mortgage-backed securities, U.S. government and agency debentures, bank-qualified municipal obligations, corporate bonds, asset-backed securities and collateralized loan obligations.  The Bank maintains a small balance of single issuer trust preferred securities and non-agency mortgage-backed securities which were acquired through the Company’s purchase of other institutions and does not actively purchase such securities.

At June 30, 2015, net loans receivable comprised 49.3% of our total assets while investment securities, including mortgage‑backed and non-mortgage-backed securities, comprised 33.8% of our total assets.   By comparison, at June 30, 2014, net loans receivable comprised 49.3 % of our total assets while securities comprised 38.7% of our total assets.  A significant long term goal of our business plan is to reallocate our balance sheet to reflect a greater percentage of interest-earning assets to loans while, in turn, reducing the relative size of the securities portfolio.  The composition and volume of loan originations and purchases during fiscal 2015 reflected that strategic focus as we increased our commercial loan origination and support staff and expanded relationships with loan participants and other external loan origination resources.

We operate from our administrative headquarters in Fairfield, New Jersey and had 42 branch offices as of June 30, 2015.  Our internet address is www.kearnybank.com.  Information on our website is not and should not be considered to be part of this report.

Business Strategy

Our goal is to continue to evolve from a traditional thrift business model toward that of a full service, community bank, profitably deploying capital and enhancing earnings through a variety of balance sheet growth and diversification strategies. The key strategic initiatives of our business plan are presented below accompanied by an overview of our activities and achievements in support of those initiatives:

•

Continue to Increase Commercial Mortgage Lending: Increase the outstanding balances of multi-family and nonresidential mortgage loans through all available channels, including retail/broker originations as well as individual and pooled loan purchases and participations.

During fiscal 2015, we increased our commercial mortgage loan portfolio by 33.1%, or $325.3 million, to $1.31 billion at June 30, 2015 from $983.8 million at June 30, 2014. This increase reflected commercial mortgage loan originations and purchases in fiscal 2015 totaling $290.9 million and $136.1 million, respectively. At June 30, 2015, our commercial mortgage loan portfolio comprised 62.3% of total loans compared to 56.4% of total loans at June 30, 2014.

We plan to continue to increase our portfolio of commercial mortgage loans by expanding loan acquisition volume through all available channels, including retail and broker originations, as well as individual and pooled loan purchases and participations. Additionally, we intend to continue to expand our commercial lending infrastructure and resources, which will be supported by new product and pricing strategies designed to increase origination volume in a very competitive marketplace.

•

Continue to Increase Commercial Business Lending: Increase the outstanding balances of non-real estate secured and unsecured business loans through all available channels and expand those business relationships.

We plan to continue to focus our efforts on expanding our commercial non-real estate secured and unsecured business lending activities through all available channels. During fiscal 2015, our commercial business loans increased by $32.2 million, to $99.5 million at June 30, 2015 compared to $67.3 million at June 30, 2014.  We anticipate this loan segment to increase in the future. In addition, we will attempt to expand our relationships with these borrowers to include commercial deposits and other products, with the goal of increasing our non-interest income.

During fiscal 2015, we continued to augment our commercial business lending resources including hiring a senior Small Business Administration (“SBA”) lending officer dedicated to that function as well as hiring additional administrative resources to support an anticipated increase in SBA lending volume. Additionally, we augmented our retail commercial business lending strategies during fiscal 2015 with additional resources and strategies focused on the acquisition of commercial and industrial (“C&I”) loans through wholesale channels.

Through these strategies, we anticipate an increase in the level of non-interest income through greater gains on sale of SBA loan originations and other business loan-related fee income. Moreover, the expanded business lending strategies are expected to be undertaken within a larger set of strategic initiatives designed to promote other business banking services intended to increase commercial deposit balances and services.

•

Modestly Increase Residential Mortgage Lending: Modestly increase the outstanding balance of our one- to four-family first mortgage portfolio while stabilizing the balance of home equity loans and home equity lines of credit. Allow segment to continue to decline as a percentage of total loans and earning assets.

We plan to modestly increase our portfolio of one- to four-family first mortgages while stabilizing the balance of home equity loans and home equity lines of credit and maintaining our conservative underwriting standards. During fiscal 2015, our portfolio of such loans increased by $3.8 million to $684.0 million or 32.5% of total loans from $680.2 million or 39.0% of total loans at June 30, 2014.  We originated and purchased $78.2 million and $55.9 million, respectively, of one- to four-family first mortgage loans during the year ended June 30, 2015 compared to $78.2 million and $22.4 million, respectively, during the year ended June 30, 2014.

The overall stability in the outstanding balance of the residential mortgage loan portfolio and, more significantly, its decline as a percentage of total loans, continues to reflect our decreased strategic focus on residential mortgage lending.  We anticipate that this segment of our loan portfolio will continue to decline as a percentage of total loans and earning assets as other loan categories grow.

•

Decrease the Securities Portfolio while Maintaining Sector Diversity: Reinvest cash flows from securities into loans while maintaining the diverse composition and allocation of the investment portfolio to enhance earnings and reduce exposure to long term interest rate risk. Reduce concentration in agency one- to four-family residential pass-through mortgage-backed securities.

In recent years, we have diversified the composition and allocation of our investment portfolio into new asset sectors, including asset-backed securities, corporate bonds, municipal obligations, collateralized loan obligations and commercial mortgage-backed securities (“MBS”) while reducing our concentration in traditional residential MBS. Several of the added sectors include floating rate securities that reduce the level of interest rate risk (“IRR”) embedded in our securities portfolio. We expect to utilize a significant portion of incoming cash flows from the securities portfolio to fund a portion of our expected loan growth while continuing to maintain the diversity of sectors represented in the portfolio as its overall balance declines as a percentage of earning assets over time.

•	Maintain Strong Asset Quality: Maintain high asset quality through our conservative underwriting standards and our prompt attention to potential problem loans.

We continue to emphasize and maintain strong asset quality as we grow and diversify our loan portfolio. Nonperforming assets decreased by $3.1 million to $23.8 million, or 0.56% of total assets, at June 30, 2015 compared to $26.9 million, or 0.77% of total assets, at June 30, 2014 and $33.0 million, or 1.05% of total assets, at June 30, 2013.

•	Expand Funding Through Retail Deposits: Expand our funding through retail deposit growth within existing branch network with greatest emphasis on growth in non-maturity/non-interest-bearing deposits.

Our total deposit balances remained generally stable during fiscal 2015 with aggregate deposits totaling $2.47 billion at June 30, 2015 compared to $2.48 billion at June 30, 2014.  The slight decrease in overall deposits during fiscal 2015 partly reflected a $35.5 million decline in certificates of deposit of which $5.5 million was withdrawn to fund purchases of the Company’s capital stock in conjunction with our second step stock conversion and stock offering.

The decrease in certificates of deposit was partially offset by a net increase of $21.3 million in non-maturity deposits.  The net increase in non-maturity deposits reflected deposit inflows of $50.3 million that were partially offset by withdrawals of $29.0 million to fund purchases of the Company’s capital stock in conjunction with our stock offering.

At June 30, 2015, we have a total of 42 branches comprising 40 branches located in northern and central New Jersey with two additional branches located in Brooklyn and Staten Island, New York. We plan to selectively evaluate branch network expansion opportunities, with a particular focus on limited branch expansion in Brooklyn and Staten Island.  We will also continue to evaluate additional de novo branch opportunities to contiguously expand our existing New Jersey branch network with an emphasis on “fill-ins” between our northern and central New Jersey locations.

Notwithstanding the opportunities presented by de novo branching, we expect to place greater strategic emphasis on leveraging the opportunities to increase market share and expand the depth and breadth of customer relationships within our existing branch system. We continue to develop and deploy strategies to promote the “relationship banking” business model throughout our branch network with an emphasis on expanding business customer relationships linked to business lending initiatives.

•	Mergers and Acquisitions: Actively seeking out franchise expansion opportunities such as the acquisition of other financial institutions or branches.

As a complement to the “organic” growth strategies, we continue to actively seek out opportunities to deploy capital, diversify our balance sheet mix, enter new markets and enhance earnings through mergers and acquisitions with other financial institutions. We are an experienced acquiror, having acquired five banks in the last 15 years. As demonstrated through our acquisition of Atlas Bank during fiscal 2014, we expect to place the greatest emphasis on opportunities to expand within the existing markets we serve or to enter new markets that are generally contiguous to such markets.

In addition to potential acquisitions of financial institutions or their branches, we may explore additional opportunities for acquisitions or strategic partnerships to broaden our product and service offerings in the future.

•	Improve Operating Efficiency: Procure and implement various information technologies designed to support our strategic initiatives while improving operating efficiency and reducing cost.

In conjunction with our strategic efforts to improve operating efficiency and control operating expenses, while expanding and enhancing product and service offerings, we completed the conversion of our primary core processing and related customer-facing systems to Fiserv, Inc. platforms during fiscal 2014. Additional Fiserv technologies were deployed during fiscal 2015 with additional technology-based initiatives targeted for deployment in fiscal 2016.

We consider the noted enhancements to our information technology infrastructure to be one of several strategies to be deployed to control growth in non-interest expenses and improve our overall operating efficiency. In further support of those objectives, we have engaged the services of a third-party consultant to assist us in thoroughly reviewing and analyzing our current operating practices, policies and procedures and the effectiveness with which our supporting infrastructure, including our human resources and systems, are organized, deployed and utilized to achieve our strategic goals and objectives.  This first phase of the consulting engagement will be conducted during the first two quarters of fiscal 2016.

Upon completing the first phase of the project, the consultant is expected to assist us in implementing a formal corporate profitability measurement regimen.  This second phase of the engagement is expected to be initiated during the second quarter of fiscal 2016 and carry into the second half of the fiscal year.  Once fully deployed and implemented, we expect the system will enable us to better measure and monitor the overall profitability and operating efficiency of our branches, departments and lines of business in relation to internal performance improvement goals and objectives.  Moreover, we expect the profitability system will enable us to compare the performance of our individual business units to those of a select group of institutions in our marketplace thereby providing us with a more succinct and meaningful basis to measure corporate performance in relation to peers.

Market Area. At June 30, 2015, our primary market area consists of the counties in which we currently operate branches including Bergen, Essex, Hudson, Middlesex, Monmouth, Morris, Ocean, Passaic and Union counties in New Jersey and Kings (Brooklyn) and Richmond (Staten Island) counties in New York.  Our lending is concentrated in these markets and our predominant sources of deposits are the communities in which our offices are located as well as the neighboring communities.

Our primary market area is largely urban and suburban with a broad economic base as is typical within the New York metropolitan area.  Service jobs represent the largest employment sector followed by wholesale/retail trade. Our business of attracting deposits and making loans is generally conducted within our primary market area.  A downturn in the local economy could reduce the amount of funds available for deposit and the ability of borrowers to repay their loans which would adversely affect our profitability.

Competition.  We operate in a market area with a high concentration of banking and financial institutions and we face substantial competition in attracting deposits and in originating loans. A number of our competitors are significantly larger institutions with greater financial and managerial resources and lending limits.  Our ability to compete successfully is a significant factor affecting our growth potential and profitability.

Our competition for deposits and loans historically has come from other insured financial institutions such as local and regional commercial banks, savings institutions and credit unions located in our primary market area.  We also compete with mortgage banking and finance companies for real estate loans and with commercial banks and savings institutions for consumer loans.  We also face competition for attracting funds from providers of alternative investment products such as equity and fixed income investments such as corporate, agency and government securities as well as the mutual funds that invest in these instruments.

There are large retail banking competitors operating throughout our primary market area, including Bank of America, Citibank, JP Morgan Chase Bank, PNC Bank, TD Bank, and Wells Fargo Bank and we also face strong competition from other community-based financial institutions.

Lending Activities

General.  In conjunction with our strategic efforts to evolve from a traditional thrift to a full-service community bank, our lending strategies have placed increasing emphasis on the origination of commercial loans while diminishing the emphasis on one- to four-family mortgage lending.  The year-to-year trends in the composition and allocation of our loan portfolio, as reported in the table below, highlight those changes in business strategy.  In particular, the outstanding balance of our commercial mortgages, including loans secured by multi‑family, mixed‑use and nonresidential properties, have significantly increased from both a dollar amount and percentage of portfolio basis over the past several years.  By comparison, residential mortgage loans have consistently declined as a percentage of the loan portfolio over the past several years despite a modest increase in their outstanding balance during the past two fiscal years that largely reflected the loans acquired from Atlas Bank at June 30, 2014 coupled with nominal growth in other residential mortgage loans during fiscal 2015.

Our commercial loan offerings also include secured business loans, many of which are secured by real estate, and unsecured business loans.  Commercial loan offerings include programs offered through the SBA in which Kearny Bank participates as a Preferred Lender.  Our consumer loan offerings primarily include home equity loans and home equity lines of credit as well as account loans, overdraft lines of credit, vehicle loans and personal loans.  We also offer construction loans to builders/developers as well as individual homeowners.  Substantially all of our borrowers are residents of our primary market area and would be expected to be similarly affected by economic and other conditions in that area.  We have purchased out-of-state one- to four-family first mortgage loans to supplement our in-house originations. For more information, please see “Lending Activities (Loan Originations, Purchases, Sales, Solicitation and Processing).”

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the total portfolio at the dates indicated.

	At June 30,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars In Thousands)
Real estate mortgage:
One- to four-family	$592,321	28.17%	$580,612	33.31%	$500,647	36.77%	$562,846	43.77%	$610,901	48.12%
Commercial	1,309,103	62.27	983,755	56.44	666,828	48.97	484,934	37.71	383,690	30.23
Commercial business	99,451	4.73	67,261	3.86	70,688	5.19	88,414	6.88	105,001	8.28
Consumer:
Home equity loans	70,257	3.34	75,611	4.34	80,813	5.93	95,832	7.45	111,478	8.78
Home equity lines of credit	21,414	1.02	24,010	1.38	26,613	1.95	29,530	2.30	32,925	2.59
Passbook or certificate	3,999	0.19	3,965	0.23	3,887	0.29	3,638	0.28	2,753	0.22
Other	292	0.01	373	0.02	391	0.03	404	0.03	1,026	0.08
Construction	5,711	0.27	7,281	0.42	11,851	0.87	20,292	1.58	21,598	1.70
Total loans	2,102,548	100.00%	1,742,868	100.00%	1,361,718	100.00%	1,285,890	100.00%	1,269,372	100.00%
Less:
Allowance for loan losses	15,606		12,387		10,896		10,117		11,767
Unamortized yield adjustments including net premiums on purchased loans and net deferred loan costs and fees	(316)		1,397		847		1,654		1,021
Total adjustments	15,290		13,784		11,743		11,771		12,788

Total loans, net	$2,087,258		$1,729,084		$1,349,975		$1,274,119		$1,256,584

Loan Maturity Schedule.  The following table sets forth the maturities of our loan portfolio at June 30, 2015. Demand loans, loans having no stated maturity and overdrafts are shown as due in one year or less.  Loans are stated in the following table at contractual maturity and actual maturities could differ due to prepayments.

	Real estate mortgage: One- to four-family	Real estate mortgage: Commercial	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Passbook or certificate	Other	Construction	Total
	(In Thousands)
Amounts due:
Within one year	$83	$13,525	$16,009	$204	$114	$1,977	$128	$4,947	$36,987
After one year:
1 to 3 years	4,225	35,855	13,606	1,947	892	511	11	418	57,465
3 to 5 years	9,083	171,540	27,051	4,940	3,252	36	1	346	216,249
5 to 10 years	61,755	516,597	26,933	18,986	3,503	5	-	-	627,779
10 to 15 years	163,951	463,861	10,624	25,890	13,055	35	-	-	677,416
Over 15 years	353,224	107,725	5,228	18,290	598	1,435	152	-	486,652
Total due after one year	592,238	1,295,578	83,442	70,053	21,300	2,022	164	764	2,065,561

Total amount due	$592,321	$1,309,103	$99,451	$70,257	$21,414	$3,999	$292	$5,711	$2,102,548

The following table shows the dollar amount of loans as of June 30, 2015 due after June 30, 2016 according to rate type and loan category.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)
Real estate mortgage:
One- to four-family	$566,265	$25,973	$592,238
Commercial	596,593	698,985	1,295,578
Commercial business	27,344	56,098	83,442
Consumer:
Home equity loans	70,053	-	70,053
Home equity lines of credit	1,780	19,520	21,300
Passbook or certificate	1,740	282	2,022
Other	94	70	164
Construction	764	-	764

Total loans	$1,264,633	$800,928	$2,065,561

One- to Four-Family Mortgage Loans.   Our lending activities include the origination of one- to four-family first mortgage loans, of which approximately $565.2 million or 95.4% are secured by properties located within New Jersey and New York as of June 30, 2015 with the remaining $27.1 million or 4.6% secured by properties in other states.  Our largest outstanding balance at that date was $1.8 million, which was secured by a residential property located in Little Silver, New Jersey and was performing in accordance with its terms.

During the year ended June 30, 2015, Kearny Bank originated $51.3 million of one- to four-family first mortgage loans compared to $78.2 million in the year ended June 30, 2014.  To supplement loan originations, we also purchased one- to four-family first mortgages totaling $55.9 million during the year ended June 30, 2015, compared to $22.4 million during the year ended June 30, 2014.

The balance of one- to four-family mortgage loans at June 30, 2015 and 2014 included a small portfolio of Non-Income Verification (“NIV”) loans that were originated by Atlas Bank prior to 2011.  Atlas’ NIV loan program did not require the borrower to provide full financial documentation upon application.  As such, Atlas Bank relied solely on the loan-to-value ratio of the property and the borrower’s credit when approving an application under this program.  The NIV program was terminated by Atlas Bank in 2011. The NIV loans acquired from Atlas Bank had outstanding balances of approximately $15.9 million at June 30, 2015.  All of the NIV loans acquired from Atlas Bank on that date were current and performing as agreed with the exception of one loan with an outstanding balance of approximately $283,000, for which principal and interest are current but certain real estate taxes are delinquent.

In total, origination and purchase volume of one- to four-family mortgage loans outpaced loan repayments during fiscal 2015 resulting in a net increase in the outstanding balance of this segment of the loan portfolio.  Our business plan calls for generally maintaining a reduced strategic emphasis on one- to four-family mortgage lending by modestly increasing the outstanding balance of this segment of the portfolio but reducing its basis as a percentage of total assets.

We will originate a one- to four-family mortgage loan on an owner-occupied property with a principal amount of up to 95% of the lesser of the appraised value or the purchase price of the property, with private mortgage insurance required if the loan-to-value ratio exceeds 80%. At June 30, 2015, our one- to four-family mortgage loan portfolio was primarily comprised of loans secured by owner-occupied properties.  Our loan-to-value limit on a non-owner-occupied property is 75%.  Loans in excess of $1.0 million are handled on a case-by-case basis and are subject to lower loan-to-value limits, generally no more than 50%.

Our fixed-rate and adjustable-rate residential mortgage loans on owner-occupied properties have terms of ten to 30 years.  Residential mortgage loans on non-owner-occupied properties have terms of up to 15 years for fixed-rate loans and terms of up to 20 years for adjustable-rate loans.

Our adjustable-rate loan products provide for an interest rate that is tied to the one-year Constant Maturity U.S. Treasury index and have terms of up to 30 years with initial fixed-rate periods of one, three, five, seven, or ten years according to the terms of the loan and annual rate adjustment thereafter. We also offer an adjustable-rate loan with a term of up to 30 years with a rate that adjusts every five years to the five-year Constant Maturity U.S. Treasury index.  There is a 200 basis point limit on the rate adjustment in any adjustment period and the rate adjustment limit over the life of the loan is 600 basis points.

The Dodd-Frank Act prohibits lenders from making residential mortgages unless the lender makes a reasonable and good faith determination that the borrower has a reasonable ability to repay the mortgage loan according to its terms. A borrower may recover statutory damages equal to all finance charges and fees paid within three years of a violation of the ability-to-repay rule and may raise a violation as a defense to foreclosure at any time. As authorized by the Dodd-Frank Act, the Consumer Financial Protection Bureau (“CFPB”) has adopted regulations defining “qualified mortgages” that would be presumed to comply with the Dodd-Frank Act’s ability-to-repay rules. Under the CFPB regulations, qualified mortgages must satisfy the following criteria: (i) no negative amortization, interest-only payments, balloon payments or a term greater than 30 years; (ii) no points or fees in excess of 3% of the loan amount for loans over $100,000; (iii) borrower’s income and assets are verified and documented; and (iv) the borrower’s debt-to-income ratio generally may not exceed 43%. Qualified mortgages are conclusively presumed to comply with the ability-to-repay rule unless the mortgage is a “higher cost” mortgage, in which case the presumption is rebuttable.  Kearny Bank will not grant a non-qualified mortgage loan unless such loan falls under the “temporary qualified mortgage” guidance and there were additional factors to support the exception (which may include a review of the borrower’s creditworthiness and whether a deposit relationship exists).

We offer a first-time homebuyer program for persons who have not previously owned real estate and are purchasing a one- to four-family property in our primary lending area for use as a primary residence.  This program is also available outside these areas, but only to persons who are existing deposit or loan customers of Kearny Bank and/or members of their immediate families.  The financial incentives offered under this program are a one-eighth of one percentage point rate reduction on all first mortgage loan types and the refund of the application fee at closing.

The fixed-rate residential mortgage loans that we originate generally meet the secondary mortgage market standards of the Federal Home Loan Mortgage Corporation (“Freddie Mac”).  However, as our business plan continues to call for increasing total loans on both a dollar and percentage of assets basis, we generally do not currently sell such loans into the secondary market. However, we may consider selling longer-term, fixed-rate loan originations into the secondary market in the future for balance sheet management purposes and to expand our sources of non-interest income.

Substantially all of our residential mortgages include “due on sale” clauses, which give us the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party.  Property appraisals on real estate securing our one- to four-family first mortgage loans are made by state certified or licensed independent appraisers approved by Kearny Bank’s Board of Directors.  Appraisals are performed in accordance with applicable regulations and policies.  We require title insurance policies on all first mortgage real estate loans originated.  Homeowners, liability and fire insurance and, if applicable, flood insurance, are also required.

Multi-Family and Nonresidential Real Estate Mortgage Loans.  We also originate commercial mortgage loans on multi-family and nonresidential properties, including loans on apartment buildings, retail/service properties and land as well as other income-producing properties, such as mixed-use properties combining residential and commercial space.  Our growing strategic emphasis in commercial lending resulted in the origination of approximately $290.9 million of multi-family and nonresidential real estate mortgages during the year ended June 30, 2015, compared to $334.4 million during the year ended June 30, 2014.  Our largest outstanding commercial mortgage loan balance at June 30, 2015 was $19.9 million, which is secured by a multi-family apartment building and performing in accordance with its terms.

Our commercial mortgage acquisition strategies also included purchases of whole loans and participations totaling $136.1 million and $87.0 million during the years ended June 30, 2015 and 2014, respectively.

In total, commercial mortgage loan acquisition volume significantly outpaced loan repayments during fiscal 2015 resulting in the reported net increase in the outstanding balance of this segment of the loan portfolio. Our business plan continues to call for maintaining our strategic emphasis on commercial mortgage lending by increasing this segment of the portfolio on both a dollar and percentage of assets basis.

We generally require no less than a 25% down payment or equity position for mortgage loans on multi-family and nonresidential properties.  For such loans, we generally require personal guarantees.  However, the Bank may consider multi-family and nonresidential real estate mortgages for approval on a non-personally guaranteed (non-recourse) basis when the overall strengths of a proposed loan asset sufficiently mitigates the risk of exculpating the principal owners from their personal guarantee. In such cases, the Bank generally requires borrowers to execute an indemnification agreement which personally obligates those individuals in the circumstances of fraud, negligence, environmental issues, improper conveyance, condemnation, bankruptcy or other additional provisions deemed appropriate by the Bank.

We generally offer fixed-rate and adjustable-rate balloon mortgage loans on multi-family and non-residential properties with final stated maturities ranging from five to twelve years and initial interest rate reset terms ranging from five to seven years, where applicable.  Our balloon mortgage loans within this category generally have payments based on amortization terms from 25 to 30 years.  We also offer fully amortizing fixed-rate and adjustable-rate mortgage loans on multi-family and non-residential properties with terms up to 25 years.  Our commercial mortgage loans are primarily secured by properties located in New Jersey and New York and, to a lesser extent, properties located in eastern Pennsylvania.

Commercial mortgage loans are generally considered to entail a greater level of risk than that which arises from one- to four-family, owner-occupied real estate lending.  The repayment of these loans typically is dependent on a successful operation and income stream of the borrower and the real estate securing the loan as collateral.  These risks can be significantly affected by economic conditions.  In addition, commercial mortgage loans to single borrowers or related groups of borrowers generally carry larger balances than one- to four-family mortgage loans.  Consequently, such loans typically require substantially greater evaluation and oversight efforts compared to residential real estate lending.

Commercial Business Loans.  We also originate commercial term loans and lines of credit to a variety of professionals, sole proprietorships and small businesses in our market area including loans originated through the SBA in which Kearny Bank participates as a Preferred Lender.  Kearny Bank originated approximately $20.0 million of commercial business loans during the year ended June 30, 2015 compared to $24.1 million during the year ended June 30, 2014.  Of the loans we originated, our largest outstanding commercial business loan balance at June 30, 2015 was $6.0 million, which was secured by a hotel.  This loan was performing in accordance with its original terms at June 30, 2015.

Our commercial business loan acquisition strategies included purchases of wholesale C&I loan participations totaling $41.0 million and $4.9 million during the years ended June 30, 2015 and 2014, respectively.  Our C&I loan participations at June 30, 2015 included 21 loans with an outstanding balance of $41.7 million.  These participations included our pro rata interest in 17 loans totaling $25.1 million representing the obligations of 13 separate commercial borrowers that were acquired through Kearny Bank’s membership in BancAlliance, a cooperative network of lending institutions that serves as a conduit for institutional investors to participate in middle-market commercial credits.  The BancAlliance network is supported and managed on a day-to-day basis by Alliance Partners and its wholly-owned subsidiary AP Commercial LLC which acts as investment advisor and asset manager for loans acquired through the BancAlliance network while retaining a portion of such loans as an investor.  At June 30, 2014, our BancAlliance participations had an outstanding balance of $4.9 million representing our pro rata interest in four loans.

Our C&I participations at June 30, 2015 also included four additional loans purchased during fiscal 2015 through the broadly syndicate commercial loan market.  Such loans had an aggregate outstanding balance of $16.6 million at June 30, 2015 representing the obligations of three separate commercial borrowers that are generally rated by independent, third-party credit rating agencies.

Our largest wholesale C&I loan participation at June 30, 2015 comprised two loans to a U.S.-based global food processing company with aggregate outstanding balances totaling $9.7 million.  The loans were performing in accordance with their original loan terms at June 30, 2015 and were paid off in full in July 2015.

In total, commercial business loan acquisition volume outpaced loan repayments and sales during fiscal 2015 resulting in the reported net increase in the outstanding balance of this segment of the loan portfolio.  As a complement to our commercial mortgage strategies, our business plan calls for expanding our strategic emphasis on the acquisition of commercial business loans through both retail origination channels as well as purchases and participations acquired though wholesale sources with the goal of increasing this portfolio on both a dollar and percentage of assets basis.

Our commercial business loan activity during fiscal 2015 included the sale of $1.2 million of SBA loan participations which resulted in the recognition of related sale gains totaling approximately $111,000 for the year ended June 30, 2015.  By comparison, we sold $737,000 of SBA loan participations during fiscal 2014 which resulted in the recognition of related sale gains totaling approximately $80,000.  Our business plan calls for a continued increase in SBA lending activity from the levels reported during fiscal 2015.  Toward that end, we restructured our SBA lending function during fiscal 2015 to support the expected increase in SBA loan origination and sale activity during fiscal 2016.

At June 30, 2015, approximately $57.7 million or 58.0% of our commercial business loans represent loans originated through our retail channel while the remaining $41.7 million or 42.0% comprise loans acquired through the wholesale C&I loan participation channels discussed earlier.  Of the retail originated loans, approximately $51.1 million or 88.5% are “non-SBA” loans consisting of secured and unsecured loans totaling $47.4 million and $3.7 million, respectively.  We generally require personal guarantees on all “non-SBA” commercial business loans originated.  Marketable securities may also be accepted as collateral on lines of credit, but with a loan to value limit of 50%.  The loan to value limit on secured commercial lines of credit and term loans is otherwise generally limited to 70%. Unsecured commercial loans may take the form of overdraft checking authorization up to $25,000 and unsecured lines of credit up to $25,000.  Our “non-SBA” commercial term loans generally have terms of up to 20 years and are mostly fixed-rate loans.  Our commercial lines of credit have terms of up to two years and are generally adjustable-rate loans.  We also offer a one-year, interest-only commercial line of credit with a balloon payment.

The remaining $6.6 million or 11.5% of commercial business loans originated represent the retained portion of SBA loan originations.  Such loans are generally secured by various forms of collateral, including real estate, business equipment and other forms of collateral.  Kearny Bank generally sells the guaranteed portion of eligible SBA loans originated, which ranges from 50% to 90% of the loan’s outstanding balance while retaining the nonguaranteed portion of such loans in portfolio.  Kearny Bank also retains both the guaranteed and non-guaranteed portion of those SBA originations that are generally ineligible for sale in the secondary market.  At June 30, 2015, approximately $1.8 million of the retained portion of Kearny Bank’s SBA loans is guaranteed by the SBA.

Unlike single-family, owner-occupied residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans, including those originated under SBA programs, are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.  As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment.  Commercial business loans, therefore, generally have greater credit risk than residential mortgage loans.  In addition, commercial business loans may carry larger balances to single borrowers or related groups of borrowers than one- to four-family first mortgage loans.  As such, commercial business lending requires substantially greater evaluation and oversight efforts compared to residential or commercial real estate lending.

Home Equity Loans and Lines of Credit.  Our home equity loans are fixed-rate loans for terms of generally up to 20 years.  We also offer fixed-rate and adjustable-rate home equity lines of credit with terms of up to 20 years.  During the year ended June 30, 2015, Kearny Bank originated $21.3 million of home equity loans and home equity lines of credit compared to $29.0 million in the year ended June 30, 2014.  However, repayments of home equity loans and lines of credit outpaced loan origination volume during fiscal 2015 resulting in the reported net decline in the outstanding balance of this segment of the loan portfolio.  Our largest outstanding home equity loan and line of credit balance at June 30, 2015 was $493,000, which was secured by a single family residence located in Basking Ridge, New Jersey and performing in accordance with its terms.

Collateral value is determined through a property value analysis report provided by a state certified or licensed independent appraiser.  In some cases, we determine collateral value by a full appraisal performed by a state certified or licensed independent appraiser.  Home equity loans and lines of credit do not require title insurance but do require homeowner, liability and fire insurance and, if applicable, flood insurance.

Home equity loans and fixed-rate home equity lines of credit are generally originated in our market area and are generally made in amounts of up to 80% of value on term loans and of up to 75% of value on home equity adjustable-rate lines of credit.  We originate home equity loans secured by either a first lien or a second lien on the property.

Account Loans and Other Consumer Loans.  In addition to home equity loans and lines of credit, our consumer loan portfolio primarily includes loans secured by savings accounts and certificates of deposit on deposit with Kearny Bank and overdraft lines of credit as well as vehicle loans and personal loans.  We will generally lend up to 90% of the account balance on a loan secured by a savings account or certificate of deposit.  At June 30, 2015, passbook or certificate loans totaled $4.0 million and other consumer loans totaled $292,000.  Our largest outstanding passbook or certificate loan balance was $225,000, which was secured by a certificate of deposit and performing in accordance with its terms.  At June 30, 2014, our largest other consumer loan balance at that date was $20,000, which was unsecured and performing in accordance with its terms.

Consumer loans entail greater risks than residential mortgage loans, particularly consumer loans that are unsecured.  Consumer loan repayment is dependent on the borrower’s continuing financial stability and is more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. The application of various federal laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on consumer loans in the event of a default.

Our underwriting standards for consumer loans include a determination of the applicant’s credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan.  The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment and any additional verifiable secondary income.

Construction Lending.  Our construction lending includes loans to individuals for construction of one- to four-family residences or for major renovations or improvements to an existing dwelling.  Our construction lending also includes loans to builders and developers for multi-unit buildings or multi-house projects.  At June 30, 2015, construction loans totaled $5.7 million.  Our largest construction loan balance at that date was $1.3 million, which was secured by a residential property located in Oakhurst, New Jersey and performing in accordance with its terms.

During the year ended June 30, 2015, construction loan disbursements were $4.3 million compared to $3.8 million during the year ended June 30, 2014.  However, the repayment of construction loans more than offset these disbursements during fiscal 2015 resulting in the reported net decline in the outstanding balance of this segment of the loan portfolio.

Construction borrowers must hold title to the land free and clear of any liens. Financing for construction loans is limited to 80% of the anticipated appraised value of the completed property. Disbursements are made in accordance with inspection reports by our approved appraisal firms.  Terms of financing are generally limited to one year with an interest rate tied to the prime rate published in the Wall Street Journal and may include a premium of one or more points.  In some cases, we convert a construction loan to a permanent mortgage loan upon completion of construction.

We have no formal limits as to the number of projects a builder has under construction or development and make a case-by-case determination on loans to builders and developers who have multiple projects under development.  The Board of Directors reviews Kearny Bank’s business relationship with a builder or developer prior to accepting a loan application for processing.  We generally do not make construction loans to builders on a speculative basis.  There must be a contract for sale in place. Financing is provided for up to two houses at a time in a multi-house project, requiring a contract on one of the two houses before financing for the next house may be obtained.

Construction lending is generally considered to involve a higher degree of credit risk than mortgage lending. If the initial estimate of construction cost proves to be inaccurate, we may be compelled to advance additional funds to complete the construction with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If we are forced to foreclose on a project prior to completion, there is no assurance that we will be able to recover the entire unpaid portion of the loan.  In addition, we may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period.

Loans to One Borrower.  Federal law generally limits the amount that a savings institution may lend to one borrower to the greater of $500,000 or 15% of the institution’s unimpaired capital and surplus. Accordingly, as of June 30, 2015, our loans-to-one-borrower limit was approximately $104.3 million.

Notwithstanding regulatory limitations regarding loans to one borrower, the Bank has established a more conservative set of internal thresholds that further limit our lending exposure to any single borrower or set of borrowers affiliated by common ownership.  In that regard, the Bank’s internal “house limits” are $20.0 million for a single loan transaction and $60.0 million for aggregate loans to a common ownership or an affiliated group of borrowers/guarantors. These limits apply irrespective of whether the obligations are on a personally guaranteed/recourse basis or non-personally guaranteed/non-recourse basis. Exceptions to these internal limits may be considered on a case-by-case basis, subject to the review and approval of each exception by the Bank’s Board of Directors.

At June 30, 2015, our largest single borrower had an aggregate outstanding loan balance of approximately $38.0 million comprising three commercial mortgage loans. Our second largest single borrower had an aggregate outstanding loan balance of approximately $36.0 million comprising three commercial mortgage loans.  Our third largest borrower had an aggregate outstanding loan balance of approximately $27.0 million comprising four commercial mortgage loans, two commercial business lines of credit and one residential mortgage loans with an additional $4.1 million available to the borrower through the unused portions of those lines of credit.  At June 30, 2015, all of these lending relationships were current and performing in accordance with the terms of their loan agreements.  By comparison, at June 30, 2014, loans outstanding to Kearny Bank’s three largest borrowers totaled approximately $25.4 million, $24.7 million and $24.5 million, respectively.

Loan Originations, Purchases, Sales, Solicitation and Processing.  The following table shows total loans originated, purchased, acquired and repaid during the periods indicated.

	For the Years Ended June 30,
	2015	2014	2013
	(In Thousands)
Loan originations:
Real estate mortgage:
One- to four-family	$51,315	$78,249	$65,051
Commercial	290,915	334,369	271,109
Commercial business	19,988	24,062	21,546
Consumer:
Home equity loans and lines of credit	21,327	29,021	26,070
Passbook or certificate	1,184	1,330	1,492
Other	527	937	446
Construction	4,321	3,802	2,953
Total loan originations	389,577	471,770	388,667
Loan purchases:
Real estate mortgage:
One- to four-family	55,933	22,429	16,288
Commercial	136,143	87,000	1,485
Commercial business	41,028	4,914	-
Total loan purchases	233,104	114,343	17,773
Loan acquisitions (1)	-	78,725	-
Loan sales:
Real estate mortgage:
One- to four-family	-	(5,275)	-
Commercial business	(1,231)	(737)	(4,775)
Total loans sold	(1,231)	(6,012)	(4,775)

Loan repayments	(257,074)	(281,711)	(322,187)
Increase (decrease) due to other items	(6,202)	1,994	(3,622)

Net increase in loan portfolio	$358,174	$379,109	$75,856

(1)	For information on loans acquired in the Atlas Bank acquisition, see Note 2 to the audited consolidated financial statements.

Our customary sources of loan applications include loans originated by our commercial and residential loan officers, repeat customers, referrals from realtors and other professionals and “walk-in” customers.  These sources are supported in varying degrees by our newspaper and electronic advertising and marketing strategies.

During prior years, we had purchased loans under the terms of loan purchase and servicing agreements with three large nationwide lenders, in order to supplement our residential mortgage loan production pipeline.  The original agreements called for the purchase of loan pools that contained mortgages on residential properties in our lending area.  Subsequently, we expanded our loan purchase and servicing agreements with the same nationwide lenders to include mortgage loans secured by residential real estate located outside of New Jersey.  We have procedures in place for purchasing these mortgages such that the underwriting guidelines are consistent with those used in our in-house loan origination process.  The evaluation and approval process ensures that the purchased loans generally conform to our normal underwriting guidelines.  Our due diligence process includes full credit reviews and an examination of the title policy and associated legal instruments.  We recalculate debt service and loan-to-value ratios for accuracy and review appraisals for reasonableness.  All loan packages presented to Kearny Bank must meet our underwriting requirements as outlined in the purchase and servicing agreements and are subject to the same review process outlined above.  Furthermore, there are stricter underwriting guidelines in place for out-of-state mortgages, including higher minimum credit scores.  We did not purchase residential mortgage loans under the noted purchase and servicing agreements during the year ended June 30, 2015 but may do so in the future.

Once we purchase the loans, we continually monitor the seller’s performance by thoroughly reviewing portfolio balancing reports, remittance reports, delinquency reports and other data supplied to us on a monthly basis.  We also review the seller’s financial statements and documentation as to their compliance with the servicing standards established by the Mortgage Bankers Association of America.

As of June 30, 2015, our portfolio of “out-of-state” residential mortgages includes loans located in 13 states outside of New Jersey and New York that total approximately $27.1 million or 4.6% of one- to four-family mortgage loans.  The states with the three largest concentrations of such loans at June 30, 2015 were Massachusetts, Pennsylvania and Georgia, with outstanding principal balances totaling $10.0 million, $6.9 million and $2.7 million, respectively.  The aggregate outstanding balances of loans in each of the remaining ten states total approximately $7.5 million and comprise approximately 27.7% of the total balance of out-of-state residential mortgage loans with aggregate balances by state ranging from $269,000 to $2.0 million.

We have also entered into purchase agreements with a number of bank and non-bank originators to supplement our loan production pipeline.  These agreements call for our purchase of one- to four-family first mortgage loans on either a servicing released or servicing retained basis from the seller.  As noted earlier, the aggregate carrying value of the loans purchased from these sources during the year ended June 30, 2015 totaled approximately $55.9 million comprising loans secured primarily by residential properties located in New Jersey.

In addition to purchasing one- to four-family loans, we have also purchased commercial mortgage loans and participations originated by other banks and non-bank originators. As noted earlier, the aggregate carrying value of the loans and participations purchased from these sources during the year ended June 30, 2015 totaled approximately $136.1 million comprising loans secured primarily by multi-family and non-residential properties located in New Jersey, New York and eastern Pennsylvania.  We also purchased commercial business loans totaling $41.0 million during the year ended June 30, 2015, as discussed above.

We also hold participations acquired through the Thrift Institutions Community Investment Corporation of New Jersey (“TICIC”), a subsidiary of the New Jersey Bankers Association that is no longer actively originating loans.  At June 30, 2015, our remaining TICIC participations included a total of 16 loans with an aggregate balance of $2.5 million representing loans on multi-family and commercial real estate properties.

Loan Approval Procedures and Authority.  Senior management recommends and the Board of Directors approves our lending policies and loan approval limits. Kearny Bank’s Loan Committee consists of the Chief Executive Officer, Chief Operating Officer, Chief Lending Officer, Chief Credit Officer, Regional President, Director of Sales and Special Assets Manager.  Our Chief Lending Officer may approve residential loans up to $750,000.  Loan department personnel of Kearny Bank serving in the following positions may approve loans as follows: residential mortgage loan managers, mortgage loans up to $500,000; residential mortgage loan underwriters, mortgage loans up to $250,000; consumer loan managers, consumer loans up to $250,000; and consumer loan underwriters, consumer loans up to $150,000.  In addition to these principal amount limits, there are established limits for different levels of approval authority as to minimum credit scores and maximum loan-to-value ratios and debt-to-income ratios or debt service coverage.  Our Chief Executive Officer and Chief Operating Officer have authorization to countersign loans for amounts that exceed $750,000 up to a limit of $1.0 million.  Our Chief Lending Officer must approve loans between $750,000 and $1.0 million along with one of these designated officers.  Non-conforming residential mortgage loans and loans over $1.0 million up to $2.0 million require the approval of the Loan Committee.  The Committee may approve individual commercial loans or an aggregate commercial lending relationship up to $5.0 million. Commercial loans or aggregate relationships in excess of $5.0 million require approval by the Board of Directors while such approval is also required for residential mortgage loans in excess of $2.0 million and commercial business loans in excess of $500,000.

Asset Quality

Collection Procedures on Delinquent Loans.  We regularly monitor the payment status of all loans within our portfolio and promptly initiate collection efforts on past due loans in accordance with applicable policies and procedures.  Delinquent borrowers are notified by both mail and telephone when a loan is 30 days past due. If the delinquency continues, subsequent efforts are made to contact the delinquent borrower and additional collection notices and letters are sent.  All reasonable attempts are made to collect from borrowers prior to referral to an attorney for collection.  However, when a loan is 90 days delinquent, it is our general practice to refer it to an attorney for repossession, foreclosure or other form of collection action, as appropriate. In certain instances, we may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his or her financial affairs and we attempt to work with the borrower to establish a repayment schedule to cure the delinquency.

As to mortgage loans, if a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at its fair market value less estimated selling costs. The initial write-down of the property, if necessary, is charged to the allowance for loan losses. Adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines are identified.

Past Due Loans.  A loan’s “past due” status is generally determined based upon its “P&I delinquency” status in conjunction with its “past maturity” status, where applicable.  A loan’s “P&I delinquency” status is based upon the number of calendar days between the date of the earliest P&I payment due and the “as of” measurement date.  A loan’s “past maturity” status, where applicable, is based upon the number of calendar days between a loan’s contractual maturity date and the “as of” measurement date.

Based upon the larger of these criteria, loans are categorized into the following “past due” tiers for financial statement reporting and disclosure purposes: Current (including 1-29 days past due), 30-59 days, 60-89 days and 90 or more days.

Nonaccrual Loans.  Loans are generally placed on nonaccrual status when contractual payments become 90 days or more past due, and are otherwise placed on nonaccrual when we do not expect to receive all P&I payments owed substantially in accordance with the terms of the loan agreement.  Loans that become 90 days past maturity, but remain non-delinquent with regard to ongoing P&I payments, may remain on accrual status if: (1) we expect to receive all P&I payments owed substantially in accordance with the terms of the loan agreement, past maturity status notwithstanding, and (2) the borrower is working actively and cooperatively with us to remedy the past maturity status through an expected refinance, payoff or modification of the loan agreement that is not expected to result in a troubled debt restructuring (“TDR”) classification.  All TDRs are placed on nonaccrual status for a period of no less than six months after restructuring, irrespective of past due status.  The sum of nonaccrual loans plus accruing loans that are 90 days or more past due are generally defined as “nonperforming loans.”

Payments received in cash on nonaccrual loans, including both the principal and interest portions of those payments, are generally applied to reduce the carrying value of the loan for financial statement purposes.  When a loan is returned to accrual status, any accumulated interest payments previously applied to the carrying value of the loan during its nonaccrual period are recognized as interest income as an adjustment to the loan’s yield over its remaining term.

Loans that are not considered to be TDRs are generally returned to accrual status when payments due are brought current and we expect to receive all remaining P&I payments owed substantially in accordance with the terms of the loan agreement.  Non-TDR loans may also be returned to accrual status when a loan’s payment status falls below 90 days past due and we: (1) expect receipt of the remaining past due amounts within a reasonable timeframe, and (2) expect to receive all remaining P&I payments owed substantially in accordance with the terms of the loan agreement.

Nonperforming Assets.  The following table provides information regarding Kearny Bank’s nonperforming assets which are comprised of nonaccrual loans, accruing loans 90 days or more past due and real estate owned.

	At June 30,
	2015	2014	2013	2012	2011
	(Dollars In Thousands)
Nonaccrual loans:
Real estate mortgage:
One- to four-family (1)	$7,952	$9,944	$11,675	$14,917	$4,056
Commercial	7,177	6,935	10,163	11,008	7,429
Commercial business	3,944	4,919	4,836	3,941	4,866
Consumer:
Home equity loans	812	949	703	984	204
Home equity lines of credit	971	981	626	193	93
Passbook or certificate	-	-	-	-	-
Other	2	2	28	6	22
Construction	2,037	1,448	2,886	1,758	1,654
Total nonaccrual loans (2)	22,895	25,178	30,917	32,807	18,324
Accruing loans 90 days or more past due:
Real estate mortgage:
One- to four-family	-	-	-	-	14,923
Commercial	-	-	-	398	-
Commercial business	-	-	-	293	1,718
Consumer:	-	-	-	-	-
Home equity loans	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-
Passbook or certificate	-	-	-	-	-
Other	-	125	-	-	-
Construction	-	-	-	-	-
Total accruing loans 90 days or more past due	-	125	-	691	16,641

Total nonperforming loans	$22,895	$25,303	$30,917	$33,498	$34,965
Real estate owned	$942	$1,624	$2,061	$3,811	$7,497
Total nonperforming assets	$23,837	$26,927	$32,978	$37,309	$42,462
Total nonperforming loans to total loans	1.09%	1.45%	2.27%	2.61%	2.76%
Total nonperforming loans to total assets	0.54%	0.72%	0.98%	1.14%	1.20%
Total nonperforming assets to total assets	0.56%	0.77%	1.05%	1.27%	1.46%

(1)	At June 30, 2015, included $6.8 million of nonperforming one- to four-family mortgage loans originally acquired from Countrywide Home Loans, Inc.
(2)	TDRs on accrual status not included above totaled $3.1 million, $3.3 million, $4.1 million, $2.6 million and $821,000 at June 30, 2015, 2014, 2013, 2012 and 2011, respectively.

Total nonperforming assets decreased by $3.1 million to $23.8 million at June 30, 2015 from $26.9 million at June 30, 2014.  The decrease comprised a net decline in nonperforming loans of $2.4 million plus a net decrease in real estate owned of $682,000.  For those same comparative periods, the number of nonperforming loans decreased to 113 loans from 133 loans while the number of real estate owned properties decreased to two from seven.

At June 30, 2015, nonperforming loans comprised $22.9 million of “nonaccrual” loans with no loans being reported as “accruing loans over 90 days past due.”  By comparison, at June 30, 2014, nonperforming loans comprised $25.2 million of “nonaccrual” loans and $125,000 of loans being reported as “accruing loans over 90 days past due.”

A significant portion of the non-performing loans reported as “accruing loans over 90 days past due” at June 30, 2011 were originally acquired from Countrywide Home Loans, Inc. (“Countrywide”) and continue to be serviced by their acquirer, Bank of America (“BOA”) through a subsidiary, BAC Home Loans Servicing.  In accordance with our agreement, BOA advances scheduled principal and interest payments to Kearny Bank when such payments are not made by the borrower.  Prior to fiscal 2012, the timely receipt of principal and interest from the servicer resulted in such loans retaining their accrual status.  However, the delinquency status reported for these nonperforming loans reflected the borrower’s actual delinquency irrespective of Kearny Bank’s receipt of advances.  In recognition that advances would ultimately be recouped by BOA from Kearny Bank in the event the borrower did not reinstate the loan, we included our obligation to refund such advances to the servicer, where applicable, in our impairment analyses of such loans.

Notwithstanding this prior practice, Kearny Bank reclassified the applicable nonperforming BOA loans from “accruing loans over 90 days past due” to “nonaccrual” during fiscal 2012.  Since that time, interest payments received on the applicable BOA loans have been applied to reduce the carrying value of the loan for financial statement purposes rather than being recognized as interest income.

Nonperforming one- to four-family mortgage loans at June 30, 2015 include 48 nonaccrual loans totaling $8.0 million whose net outstanding balances range from $1,300 to $484,000, with an average balance of approximately $166,000 as of that date.  The loans are in various stages of collection, workout or foreclosure.  Of these loans, 47 are secured by New Jersey properties while one additional loan is secured by a property located in Staten Island, New York.  We have identified approximately $116,000 of specific impairment relating to 12 of the nonperforming loans for which valuation allowances are maintained in the allowance for loan losses at June 30, 2015.

The number and balance of nonperforming one- to four-family mortgage loans at June 30, 2015 includes 32 loans totaling $6.8 million that were originally acquired from Countrywide with such loans comprising 29.6% of total nonperforming loans as of June 30, 2015.  As of that same date, Kearny Bank owned a total of 65 residential mortgage loans with an aggregate outstanding balance of $20.1 million that were originally acquired from Countrywide.  Of these loans, one additional accruing loan totaling $438,000 is 30-89 days past due and is in collection.

Nonperforming commercial real estate loans, including multi-family and nonresidential mortgage loans, include 17 nonaccrual loans totaling $7.2 million.  At June 30, 2015, the outstanding balances of these loans range from $17,000 to $1.3 million with an average balance of approximately $422,000 as of that date.  The loans are in various stages of collection, workout or foreclosure and are secured by New Jersey properties.  We have identified approximately $529,000 of specific impairment relating to six of these nonperforming loans for which valuation allowances are maintained in the allowance for loan losses at June 30, 2015.

Nonperforming commercial business loans at June 30, 2015 include 23 nonaccrual loans totaling $3.9 million.  At June 30, 2015, the outstanding balances of these loans range from $5,000 to $820,000 with an average balance of approximately $171,000 as of that date.  The loans are in various stages of collection, workout or foreclosure and are primarily secured by New Jersey and New York properties and, to a lesser extent, other forms of collateral.  We have identified approximately $370,000 of specific impairment relating to ten of these nonperforming loans for which valuation allowances are maintained in the allowance for loan losses at June 30, 2015.

Home equity loans and home equity lines of credit that are reported as nonperforming at June 30, 2015 include 18 nonaccrual loans totaling $1.8 million.  At June 30, 2015, the outstanding balances of these loans range from $7,000 to $457,000 with an average balance of approximately $99,000 as of that date.  The loans are in various stages of collection, workout or foreclosure and are primarily secured by New Jersey properties.  We have identified approximately $36,000 of specific impairment relating to two of these nonperforming loans for which valuation allowances are maintained in the allowance for loan losses at June 30, 2015.

Other consumer loans that are reported as nonperforming include four unsecured nonaccrual loans totaling $2,000.

Nonperforming construction loans include three nonaccrual loans totaling $2.0 million.  At June 30, 2015, the outstanding balances of these loans ranged from $355,000 to $1.3 million with an average balance of approximately $679,000 as of that date.  The loans are in various stages of collection, workout or foreclosure and are secured by New Jersey properties in varying stages of development.  We have identified no specific impairment relating to these nonperforming loans at June 30, 2015.

During the years ended June 30, 2015, 2014 and 2013, gross interest income of $1.8 million, $1.8 million and $2.1 million, respectively, would have been recognized on loans accounted for on a nonaccrual basis if those loans had been current.  Interest income recognized on such loans of $132,000, $52,000 and $46,000 was included in income for the years ended June 30, 2015, 2014 and 2013, respectively.

At June 30, 2015, 2014, and 2013, Kearny Bank had loans with aggregate outstanding balances totaling $8.7 million, $6.4 million, and $9.4 million, respectively, reported as troubled debt restructurings.

During the year ended June 30, 2015, gross interest income of $503,000 would have been recognized on loans reported as troubled debt restructurings under their original terms prior to restructuring.  Actual interest income of $194,000 was recognized on such loans for the year ended June 30, 2015 reflecting the interest received under the revised terms of those restructured loans.

During the year ended June 30, 2014, gross interest income of $321,000 would have been recognized on loans reported as troubled debt restructurings under their original terms prior to restructuring.  Actual interest income of $259,000 was recognized on such loans for the year ended June 30, 2014 reflecting the interest received under the revised terms of those restructured loans.

During the year ended June 30, 2013, gross interest income of $303,000 would have been recognized on loans reported as troubled debt restructurings under their original terms prior to restructuring.  Actual interest income of $250,000 was recognized on such loans for the year ended June 30, 2013 reflecting the interest received under the revised terms of those restructured loans.

Loan Review System.  We maintain a loan review system consisting of several related functions including, but not limited to, classification of assets, calculation of the allowance for loan losses, independent credit file review as well as internal audit and lending compliance reviews.  We utilize both internal and external resources, where appropriate, to perform the various loan review functions.  For example, we have engaged the services of a third party firm specializing in loan review and analysis to perform several loan review functions.  The firm reviews the loan portfolio in accordance with the scope and frequency determined by senior management and the Asset Quality Committee of the Board of Directors.  The third party loan review firm assists senior management and the Board of Directors in identifying potential credit weaknesses; in appropriately grading or adversely classifying loans; in identifying relevant trends that affect the collectability of the portfolio and identifying segments of the portfolio that are potential problem areas; in verifying the appropriateness of the allowance for loan losses; in evaluating the activities of lending personnel including compliance with lending policies and the quality of their loan approval, monitoring and risk assessment; and by providing an objective assessment of the overall quality of the loan portfolio. Currently, independent loan reviews are being conducted quarterly and include non-performing loans as well as samples of performing loans of varying types within our portfolio.

Our loan review system also includes the internal audit and compliance functions, which operate in accordance with a scope determined by the Audit and Compliance Committee of the Board of Directors.  Internal audit resources assess the adequacy of, and adherence to, internal credit policies and loan administration procedures.  Similarly, our compliance resources monitor adherence to relevant lending-related and consumer protection-related laws and regulations.  The loan review system is structured in such a way that the internal audit function maintains the ability to independently audit other risk monitoring functions without impairing its independence with respect to these other functions.

As noted, the loan review system also comprises our policies and procedures relating to the regulatory classification of assets and the allowance for loan loss functions each of which are described in greater detail below.

Classification of Assets.  In compliance with the regulatory guidelines, our loan review system includes an evaluation process through which certain loans exhibiting adverse credit quality characteristics are classified “Special Mention”, “Substandard”, “Doubtful” or “Loss”.

An asset is classified as “Substandard” if it is inadequately protected by the paying capacity and net worth of the obligor or the collateral pledged, if any.  Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as “Doubtful” have all of the weaknesses inherent in those classified as “Substandard”, with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions and values. Assets, or portions thereof, classified as “Loss” are considered uncollectible or of so little value that their continuance as assets is not warranted.

Management evaluates loans classified as substandard or doubtful for impairment in accordance with applicable accounting requirements.  As discussed in greater detail below, a valuation allowance is established through the provision for loan losses for any impairment identified through such evaluations.   To the extent that impairment identified on a loan is classified as “Loss”, that portion of the loan is charged off against the allowance for loan losses.

Prior to fiscal 2012, our impaired loans with impairment were characterized by “split classifications” (e.g. Substandard/Loss) with all loan impairment being ascribed a “Loss” classification by default and charge-offs being recorded against the allowance for loan loss at the time such losses were realized.  For loans primarily secured by real estate, which have historically comprised a large majority of our loan portfolio, the recognition of impairments as “charge offs” typically coincided with the foreclosure of the property securing the impaired loan at which time the property was brought into real estate owned at its fair value, less estimated selling costs, and any portion of the loan’s carrying value in excess of that amount was charged off against the allowance for loan losses (“ALLL”).

During fiscal 2012, we modified our loan classification and charge off practices to more closely align them to those of other institutions regulated by the OCC.  The OCC succeeded the OTS as Kearny Bank’s primary regulator effective July 21, 2011.  As a result of those changes, the classification of loan impairment as “Loss” is now based upon a confirmed expectation for loss, rather than simply equating impairment with a “Loss” classification by default. For loans primarily secured by real estate, the expectation for loss is generally confirmed when: (a) impairment is identified on a loan individually evaluated in the manner described below, and (b) the loan is presumed to be collateral-dependent such that the source of loan repayment is expected to arise solely from sale of the collateral securing the applicable loan.  Impairment identified on non-collateral-dependent loans may or may not be eligible for a “Loss” classification depending upon the other salient facts and circumstances that affect the manner and likelihood of loan repayment. As a further result of these changes, loan impairment that is classified as “Loss” is now charged off against the ALLL concurrent with that classification rather than deferring the charge off of confirmed expected losses until they are realized as had been Kearny Bank’s practice prior to fiscal 2012.

The timeframe between when we first identify loan impairment and when such impairment may ultimately be charged off varies by loan type.  For example, unsecured consumer and commercial loans are generally classified as “Loss” at 120 days past due, resulting in their outstanding balances being charged off at that time.  For our secured loans, the condition of collateral dependency, as noted above, generally serves as the basis upon which a “Loss” classification is ascribed to a loan’s impairment thereby confirming an expected loss and triggering charge off of that impairment.

While the facts and circumstances that effect the manner and likelihood of repayment vary from loan to loan, we generally consider the referral of a loan to foreclosure, coupled with the absence of other viable sources of loan repayment, to be demonstrable evidence of collateral dependency.  Depending upon the nature of the collections process applicable to a particular loan, an early determination of collateral dependency could result in a nearly concurrent charge off of a newly identified impairment.  By contrast, a presumption of collateral dependency may only be determined after the completion of lengthy loan collection and/or workout efforts, including bankruptcy proceedings, which may extend several months or more after a loan’s impairment is first identified.

The adoption of this change to our charge off practices during fiscal 2012 resulted in the charge off of approximately $4.2 million of confirmed expected losses during that year for which valuation allowances had been previously established for identified impairments.  Thereafter, the recognition of charge offs based upon confirmed expected losses rather than realized losses has generally accelerated the timing of their recognition compared to prior years.

In a limited number of cases, the entire net carrying value of a loan may be determined to be impaired based upon a collateral-dependent impairment analysis.  However, the borrower’s adherence to contractual repayment terms precludes the recognition of a “Loss” classification and charge off.  In these limited cases, a valuation allowance equal to 100% of the impaired loan’s carrying value may be maintained against the net carrying value of the asset.

Assets which do not currently expose us to a sufficient degree of risk to warrant an adverse classification but have some credit deficiencies or other potential weaknesses are designated as “Special Mention” by management.  Adversely classified assets, together with those rated as “Special Mention”, are generally referred to as “Classified Assets”.  Non-classified assets are internally rated within one of four “Pass” categories or as “Watch” with the latter denoting a potential deficiency or concern that warrants increased oversight or tracking by management until remediated.

Management performs a classification of assets review, including the regulatory classification of assets, generally on a monthly basis.  The results of the classification of assets review are validated by our third party loan review firm during their quarterly independent review.  In the event of a difference in rating or classification between those assigned by the internal and external resources, we will generally utilize the more critical or conservative rating or classification.  Final loan ratings and regulatory classifications are presented monthly to the Board of Directors and are reviewed by regulators during the examination process.

The following table discloses our designation of certain loans as special mention or adversely classified during each of the five years presented.

	At June 30,
	2015	2014	2013	2012	2011
	(In Thousands)
Special mention	$13,501	$12,258	$14,050	$20,297	$11,141
Substandard	34,748	41,564	43,371	48,131	39,093
Doubtful	273	290	391	892	614
Loss (1)	-	-	-	-	-
Total classified loans	$48,522	$54,112	$57,812	$69,320	$50,848

(1)	Net of specific valuation allowances where applicable

At June 30, 2015, 37 loans were classified as Special Mention and 186 loans were classified as Substandard.  As of that same date, four loans were classified as Doubtful.  As noted above, all loans, or portions thereof, classified as Loss during fiscal 2015 were charged off against the allowance for loan losses.

Allowance for Loan Losses.  Our allowance for loan loss calculation methodology utilizes a “two-tier” loss measurement process that is generally performed monthly.  Based upon the results of the classification of assets and credit file review processes described earlier, we first identify the loans that must be reviewed individually for impairment.  Factors considered in identifying individual loans to be reviewed include, but may not be limited to, loan type, classification status, contractual payment status, performance/accrual status and impaired status.

The loans we consider to be eligible for individual impairment review include our commercial mortgage loans, comprising multi-family and nonresidential real estate loans, construction loans and commercial business loans as well as our one- to four-family mortgage loans, home equity loans and home equity lines of credit.

A reviewed loan is deemed to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Once a loan is determined to be impaired, management performs an analysis to determine the amount of impairment associated with that loan.

In measuring the impairment associated with collateral-dependent loans, the fair value of the collateral securing the loan is generally used as a measurement proxy for that of the impaired loan itself as a practical expedient.  In the case of real estate collateral, such values are generally determined based upon a discounted market value obtained through an automated valuation module or prepared by a qualified, independent real estate appraiser. The value of non-real estate collateral is similarly determined based upon the independent assessment of fair market value by a qualified resource.

We generally obtain independent appraisals on properties securing mortgage loans when such loans are initially placed on nonperforming or impaired status with such values updated approximately every six to twelve months thereafter throughout the collections, bankruptcy and/or foreclosure processes.  Appraised values are typically updated at the point of foreclosure, where applicable, and approximately every six to twelve months thereafter while the repossessed property is held as real estate owned.

As supported by accounting and regulatory guidance, we reduce the fair value of the collateral by estimated selling costs, such as real estate brokerage commissions, to measure impairment when such costs are expected to reduce the cash flows available to repay the loan.

We establish valuation allowances in the fiscal period during which the loan impairments are identified.  The results of management’s individual loan impairment evaluations are validated by our third party loan review firm during their quarterly independent review.  Such valuation allowances are adjusted in subsequent fiscal periods, where appropriate, to reflect any changes in carrying value or fair value identified during subsequent impairment evaluations which are generally updated monthly by management.

The second tier of the loss measurement process involves estimating the probable and estimable losses on loans not otherwise reviewed individually for impairment as well as those individually reviewed loans that are determined to be non-impaired.  Such loans include groups of smaller-balance homogeneous loans that may generally be excluded from individual impairment analysis, and therefore collectively evaluated for impairment, as well as the non-impaired loans within categories that are otherwise eligible for individual impairment review.

Valuation allowances established through the second tier of the loss measurement process utilize historical and environmental loss factors to collectively estimate the level of probable losses within defined segments of our loan portfolio.  These segments aggregate homogeneous subsets of loans with similar risk characteristics based upon loan type.  For allowance for loan loss calculation and reporting purposes, we currently stratify our loan portfolio into seven primary segments: residential mortgage loans, commercial mortgage loans, construction loans, commercial business loans, home equity loans, home equity lines of credit and other consumer loans.

The risks presented by residential mortgage loans are primarily related to adverse changes in the borrower’s financial condition that threaten repayment of the loan in accordance with its contractual terms.  Such risk to repayment can arise from job loss, divorce, illness and the personal bankruptcy of the borrower.  For collateral dependent residential mortgage loans, additional risk of loss is presented by potential declines in the fair value of the collateral securing the loan.

Home equity loans and home equity lines of credit generally share the same risks as those applicable to residential mortgage loans.  However, to the extent that such loans represent junior liens, they are comparatively more susceptible to such risks given their subordinate position behind senior liens.

In addition to sharing similar risks as those presented by residential mortgage loans, risks relating to commercial mortgage also arise from comparatively larger loan balances to single borrowers or groups of related borrowers. Moreover, the repayment of such loans is typically dependent on the successful operation of an underlying real estate project and may be further threatened by adverse changes to demand and supply of commercial real estate as well as changes generally impacting overall business or economic conditions.

The risks presented by construction loans are generally considered to be greater than those attributable to residential and commercial mortgage loans.  Risks from construction lending arise, in part, from the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on developers and builders. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost, including interest, of the project. The nature of these loans is such that they are comparatively more difficult to evaluate and monitor than permanent mortgage loans.

Commercial business loans are also considered to present a comparatively greater risk of loss due to the concentration of principal in a limited number of loans and/or borrowers and the effects of general economic conditions on the business. Commercial business loans may be secured by varying forms of collateral including, but not limited to, business equipment, receivables, inventory and other business assets which may not provide an adequate source of repayment of the outstanding loan balance in the event of borrower default.  Moreover, the repayment of commercial business loans is primarily dependent on the successful operation of the underlying business which may be threatened by adverse changes to the demand for the business’ products and/or services as well as the overall efficiency and effectiveness of the business’ operations and infrastructure.

Finally, our unsecured consumer loans generally have shorter terms and higher interest rates than other forms of lending but generally involve more credit risk due to the lack of collateral to secure the loan in the event of borrower default.  Consumer loan repayment is dependent on the borrower's continuing financial stability, and therefore is more likely to be adversely affected by job loss, divorce, illness and personal bankruptcy. By contrast, our consumer loans also include account loans that are fully secured by the borrower’s deposit accounts and generally present nominal risk to Kearny Bank.

Each primary segment is further stratified to distinguish between loans originated and purchased through third parties from loans acquired through business combinations.  Commercial business loans include secured and unsecured loans as well as loans originated through SBA programs.  Additional criteria may be used to further group loans with common risk characteristics.  For example, such criteria may distinguish between loans secured by different collateral types or separately identify loans supported by government guarantees such as those issued by the SBA.

In regard to historical loss factors, our allowance for loan loss calculation calls for an analysis of historical charge-offs and recoveries for each of the defined segments within the loan portfolio.  We currently utilize a two-year moving average of annual net charge-off rates (charge-offs net of recoveries) by loan segment, where available, to calculate our actual historical loss experience.  The outstanding principal balance of the non-impaired portion of each loan segment is multiplied by the applicable historical loss factor to estimate the level of probable losses based upon our historical loss experience.

As noted, the second tier of our allowance for loan loss calculation also utilizes environmental loss factors to estimate the probable losses within the loan portfolio. Environmental loss factors are based upon specific qualitative criteria representing key sources of risk within the loan portfolio. Such risk criteria have traditionally considered the level of and trends in nonperforming loans; the effects of changes in credit policy and lending strategy; the experience, ability and depth of the lending function’s management and staff; national and local economic trends and conditions; credit risk concentrations and changes in local and regional real estate values.  During fiscal 2014, the environmental factors we utilized in our allowance for loan loss calculation were expanded to include changes in the nature, volume and terms of loans, changes in the quality of loan review systems and resources and the effects of regulatory, legal and other external factors.

For each category of the loan portfolio, a level of risk, developed from a number of internal and external resources, is assigned to each of the qualitative criteria utilizing a scale ranging from zero (negligible risk) to 15 (high risk), with higher values potentially ascribed to exceptional levels of risk that exceed the standard range, as appropriate. The sum of the risk values, expressed as a whole number, is multiplied by 0.01% to arrive at an overall environmental loss factor, expressed in basis points, for each loan category.

Prior to fiscal 2012, the aggregate outstanding principal balance of the non-impaired loans within each loan category was simply multiplied by the applicable environmental loss factor, as described above, to estimate the level of probable losses based upon the qualitative risk criteria.  To more closely align our ALLL calculation methodology to that of other institutions regulated by the OCC, we modified our ALLL calculation methodology during fiscal 2012 to explicitly incorporate our existing credit-rating classification system into the calculation of environmental loss factors by loan type.

To do so, we implemented the use of risk-rating classification “weights” into our calculation of environmental loss factors during 2012. Our existing risk-rating classification system ascribes a numerical rating of “1” through “9” to each loan within the portfolio.  The ratings “5” through “9” represent the numerical equivalents of the traditional loan classifications “Watch”, “Special Mention”, “Substandard”, “Doubtful” and “Loss”, respectively, while lower ratings, “1” through “4”, represent risk-ratings within the least risky “Pass” category.  The environmental loss factor applicable to each non-impaired loan within a category, as described above, is “weighted” by a multiplier based upon the loan’s risk-rating classification.  Within any single loan category, a “higher” environmental loss factor is now ascribed to those loans with comparatively higher risk-rating classifications resulting in a proportionately greater ALLL requirement attributable to such loans compared to the comparatively lower risk-rated loans within that category.

The sum of the probable and estimable loan losses calculated through the first and second tiers of the loss measurement processes as described above, represents the total targeted balance for our allowance for loan losses at the end of a fiscal period.  As noted earlier, we established all additional valuation allowances in the fiscal period during which additional individually identified loan impairments and additional estimated losses on loans collectively evaluated for impairment are identified.  We adjust our balance of valuation allowances through the provision for loan losses as required to ensure that the balance of the allowance for loan losses reflects all probable and estimable loans losses at the close of the fiscal period.  Notwithstanding calculation methodology and the noted distinction between valuation allowances established on loans collectively versus individually evaluated for impairment, our entire allowance for loan losses is available to cover all charge-offs that arise from the loan portfolio.

Although we believe that our allowance for loans losses is established in accordance with management’s best estimate, actual losses are dependent upon future events and, as such, further additions to the level of loan loss allowances may be necessary.

The following table sets forth information with respect to activity in the allowance for loan losses for the periods indicated.

	For the Years Ended June 30,
	2015	2014	2013	2012	2011
	(Dollars in Thousands)
Allowance balance (at beginning of period)	$12,387	$10,896	$10,117	$11,767	$8,561
Provision for loan losses	6,108	3,381	4,464	5,750	4,628
Charge offs:
One- to four-family mortgage	(1,985)	(1,202)	(2,272)	(6,398)	(931)
Home equity loans	(77)	(47)	(221)	(135)	(7)
Commercial mortgage	(650)	(44)	(1,042)	(483)	-
Commercial business	(491)	(1,170)	(182)	(349)	(5)
Construction	-	-	(9)	(106)	(492)
Other	(1)	(30)	(2)	(9)	(7)
Total charge offs:	(3,204)	(2,493)	(3,728)	(7,480)	(1,442)
Recoveries:
One- to four-family mortgage	297	67	15	6	6
Home equity loans	-	2	10	2	-
Commercial mortgage	-	525	-	37	2
Commercial business	18	9	18	-	11
Construction	-	-	-	33	-
Other	-	-	-	2	1
Total recoveries:	315	603	43	80	20
Net charge offs:	(2,889)	(1,890)	(3,685)	(7,400)	(1,422)
Allowance balance (at end of period)	$15,606	$12,387	$10,896	$10,117	$11,767
Total loans outstanding	$2,102,548	$1,742,868	$1,361,718	$1,285,890	$1,269,372
Average loans outstanding	$1,849,785	$1,548,746	$1,309,085	$1,250,307	$1,172,576
Allowance to loan losses as a percent of total loans outstanding	0.74%	0.71%	0.80%	0.79%	0.93%
Net loan charge-offs as a precent of average loans outstanding	0.16%	0.12%	0.28%	0.59%	0.12%
Allowance for loan losses to non-performing loans	68.17%	48.96%	35.24%	30.20%	33.65%

Allocation of Allowance for Loan Losses.  The following table sets forth the allocation of the total allowance for loan losses by loan category and segment and the percent of loans in each category’s segment to total net loans receivable at the dates indicated.  The portion of the loan loss allowance allocated to each loan segment does not represent the total available for future losses which may occur within a particular loan segment since the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio.

	At June 30,
	2015		2014		2013		2012		2011
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars In Thousands)
At end of period allocated to:
Real estate mortgage:
One- to four-family	$2,210	28.17%	$2,729	33.31%	$3,660	36.77%	$4,572	43.77%	$6,644	48.13%
Commercial	11,120	62.27	7,737	56.44	5,359	48.97	3,443	37.71	3,336	30.23
Commercial business	1,860	4.73	1,284	3.86	1,218	5.19	1,310	6.88	880	8.27
Consumer:
Home equity loans	260	3.34	460	4.34	490	5.93	447	7.45	322	8.78
Home equity lines of credit	106	1.02	88	1.38	76	1.95	54	2.30	49	2.59
Other	16	0.20	22	0.25	12	0.32	14	0.31	14	0.30
Construction	34	0.27	67	0.42	81	0.87	277	1.58	289	1.70
	15,606		12,387		10,896		10,117		11,534
Unallocated	-		-		-		-		233
Total loans, net	$15,606	100.00%	$12,387	100.00%	$10,896	100.00%	$10,117	100.00%	$11,767	100.00%

The following table sets forth the allocation of the allowance for loan losses by loan category and segment within each valuation allowance category at the dates indicated.  The valuation allowance categories presented reflect the allowance for loan loss calculation methodology in effect at the time.

	At June 30,
	2015	2014	2013	2012	2011
	(In Thousands)
Valuation allowance for loans individually evaluated for impairment
Real estate mortgage:
One- to four-family	$116	$528	$697	$1,240	$4,061
Commercial	529	569	514	667	1,503
Commercial business	370	444	757	776	692
Consumer:
Home equity loans	12	132	110	127	-
Home equity lines of credit	24	-	-	-	-
Other	-	-	-	-	-
Construction	-	-	-	-	105
Total valuation allowance	1,051	1,673	2,078	2,810	6,361
Valuation allowance for loans collectively evaluated for impairment:
Historical loss factors	1,913	2,058	2,439	2,288	738
Environmental loss factors:
Real estate mortgage:
One- to four-family	1,236	1,175	1,278	1,502	2,160
Commercial	10,472	6,717	4,292	2,776	1,658
Commercial business	606	374	407	316	186
Consumer:
Home equity loans	205	229	239	258	312
Home equity lines of credit	82	88	76	54	49
Other	7	8	6	8	8
Construction	34	65	81	105	62
Total environmental factors	12,642	8,656	6,379	5,019	4,435

Unallocated allowance	-	-	-	-	233

Total allowance for loan losses	$15,606	$12,387	$10,896	$10,117	$11,767

During the year ended June 30, 2015, the balance of the allowance for loan losses increased by $3.2 million to $15.6 million or 0.74% of total loans at June 30, 2015 from $12.4 million or 0.71% of total loans at June 30, 2014.  The increase resulted from provisions of $6.1 million during the year ended June 30, 2015 that were partially offset by charge-offs, net of recoveries, totaling $2.9 million.

With regard to loans individually evaluated for impairment, the balance of our allowance for loan losses attributable to such loans decreased by $622,000 to $1.1 million at June 30, 2015 from $1.7 million at June 30, 2014.  The balance at June 30, 2015 reflected the allowance for impairment identified on $5.6 million of impaired loans while an additional $28.0 million of impaired loans had no allowance for impairment as of that date.  By comparison, the balance at June 30, 2014 reflected the allowance for impairment identified on $4.6 million of impaired loans while an additional $32.6 million of impaired loans had no allowance for impairment as of that date. The outstanding balances of impaired loans reflect the cumulative effects of various adjustments including, but not limited to, purchase accounting valuations and prior charge-offs, where applicable, which are considered in the evaluation of impairment.

With regard to loans evaluated collectively for impairment, the balance of our allowance for loan losses attributable to such loans increased by $3.9 million to $14.6 million at June 30, 2015 from $10.7 million at June 30, 2014.  The increase in valuation was partly attributable to a $363.3 million increase in the aggregate outstanding balance of loans collectively evaluated for impairment to $2.07 billion at June 30, 2015 from $1.71 billion at June 30, 2014 as well as the ongoing reallocation of loans within the portfolio in favor of commercial loans against which we generally assign comparatively higher historical and environmental loss factors in our ALLL calculation.  The increase in the allowance also reflected changes to certain environmental loss factors that were partially offset by decreases in historical loss factors.

Specifically, the annual average net charge off rate for our loan portfolio increased by four basis points to 0.16% for the year ended June 30, 2015 from 0.12% for the year ended June 30, 2014.  The annual average net charge off rate for June 30, 2014 had previously decreased by 0.16% from 0.28% for the prior year ended June 30, 2013.  Given the effects of these annual changes, the two-year average net charge off rate for our loan portfolio decreased by six basis points to 0.14% for the period ended June 30, 2015 from 0.20% for the period ended June 30, 2014.  The historical loss factors used in our allowance for loan loss calculation methodology were updated to reflect the effect of these changes by individual loan segment reflecting the two year look-back period used by that methodology.  The effect of the decline in the two-year average charge-off rate for the current year more than offset the effect of the concurrent increase in the overall balance of the unimpaired portion of the loan portfolio noted above.  Together, these factors resulted in a net decrease of $145,000 in the applicable portion of the allowance to $1.9 million as of June 30, 2015 compared to $2.1 million at June 30, 2014.

Changes to environmental loss factors during the year ended June 30, 2015 generally reflected changes to estimated impairment attributable to three primary factors.  First, we updated the loss factors applicable to loans originally acquired through our prior acquisitions of other financial institutions.  In general, such loans are recorded at fair value at acquisition reflecting any impairment identified on such loans at that time.  During fiscal 2015, we identified and recognized additional “post-acquisition” impairment attributable to our portfolios of acquired loans.  Such impairment is reflected in the environmental loss factors used to calculate the required allowance applicable to the non-impaired portion of our acquired loan portfolios.  In that regard, during the year ended June 30, 2015, we modified the following environmental loss factors applicable to loans acquired during prior fiscal years from the institutions identified below:

•

Level of and trends in nonperforming loans: Increased the loss factors within the following loan segments to reflect the level of nonperforming loans and realized losses and the increase in related impairment that continues to be recognized over time since the loan segments were originally acquired at fair value.

•	All acquired loan segments (Atlas Bank): Increased (+3 bp) from “0” to “3”
•

National and local economic trends and conditions:  Increased the loss factors within the following loan segments to reflect the weakness in national and local economic conditions and the increase in related impairment that continues to be recognized over time since the loan segments were originally acquired at fair value:

•	All acquired loan segments (Atlas Bank): Increased (+3 bp) from “0” to “3”
•

Concentration of credit :  Increased the loss factors within the following loan segments to reflect the level of geographic concentration risk relating to the borrowers and supporting collateral, where applicable, and the increase in related impairment that continues to be recognized over time since the loan segments were originally acquired at fair value:

•	All acquired loan segments (Atlas Bank): Increased (+3 bp) from “0” to “3”
•	All acquired loan segments (Central Jersey Bank): Increased (+3 bp) from “0” to “3”

•

Changes in loan portfolio composition or terms :  Increased the loss factors within the following loan segments to reflect “non-standard” contractual terms of loans and the increase in related impairment that continues to be recognized over time since the loan segments were originally acquired at fair value:

•	All acquired loan segments (Central Jersey Bank): Increased (+3 bp) from “0” to “3”
•

Changes in the value of underlying collateral: Increased the loss factors within the following loan segments to reflect the continued weakness in applicable real estate values coupled with the lingering adverse effects of Hurricane Sandy on collateral values and the increase in related impairment that continues to be recognized over time since the loan segments were originally acquired at fair value:

•	All acquired loan segments (Central Jersey Bank): Increased (+3 bp) from “9” to “12”

Given their original acquisition at fair value and limited portfolio seasoning through June 30, 2015, the environmental loss factors established for loans acquired through business combinations may reflect a comparatively lower level of risk than those applicable to the remaining portfolio.  The level of environmental loss factors attributable to all acquired loans will continue to be monitored and adjusted to reflect our best judgment as to the level of incurred “post- acquisition” impairment.

The second set of environmental loss factor changes during fiscal 2015 were primarily attributable to the significant growth in commercial mortgage and business C&I loans reported during the year that necessitated changes to the applicable environmental loss factors:

•

Changes in credit policy and lending strategy:  Increased the loss factors within the following loan segments to reflect increased strategic focus on commercial lending coupled with expansion of retail and wholesale loan acquisition sources and changes to underwriting guidelines enacted to support targeted growth in loan segments.

•	Multi-family mortgage loans: Increased (+3 bp) from “9” to “12”
•	Nonresidential mortgage loans: Increased (+3 bp) from “9” to “12”
•	Wholesale C&I loans: Increased (+3 bp) from “9” to “12”
•

Concentration of credit:  Increased the loss factors within the following loan segments to reflect larger loan amounts granted to single commercial borrowers to support targeted growth in loan segments.

•	Multi-family mortgage loans: Increased (+6 bp) from “9” to “15”
•	Nonresidential mortgage loans: Increased (+3 bp) from “9” to “12”
•	Wholesale C&I loans: Increased (+6 bp) from “0” to “6”
•	Changes in the nature, volume and terms of loans: Increased the loss factors within the following loan segments to reflect accelerating growth in commercial mortgage loan segments.
•	Nonresidential mortgage loans: Increased (+3 bp) from “9” to “12”
•	Wholesale C&I loans: Increased (+3 bp) from “9” to “12”
•

Changes in collateral values:  Increased the loss factor within the following loan segment to reflect sustained increase in property values servicing as collateral for loans and resulting risk of potential market correction to such collateral values.

•	Multi-family mortgage loans: Increased (+3 bp) from “12” to “15”

The third set of environmental loss factor changes during fiscal 2015 were specifically attributable to a potential increased risk of losses relating to loans originated and serviced under our various SBA loans programs:

•

Effects of other external factors:  Increased the loss factors within the following loan segments to reflect increased risk of losses arising from potential documentation or procedural deficiencies identified on a limited number of non-performing SBA loans which may obviate the agency guarantee on the applicable portion of such loans.

•	All SBA loan segments: Increased (+15 bp) from “0” to “15”

In conjunction with the net changes to the outstanding balance of the applicable loans, the increase in the environmental loss factors during the year ended June 30, 2015 resulted in a net increase of $3.9 million in the applicable valuation allowances to $12.6 million at June 30, 2015 from $8.7 million at June 30, 2014.

The tables on the following pages present the historical and environmental loss factors, reported as a percentage of outstanding loan principal, that were the basis for computing the portion of the allowance for loan losses attributable to loans collectively evaluated for impairment at June 30, 2015 and June 30, 2014. Given their acquisition at fair value on June 30, 2014, loans acquired in conjunction with the Atlas Bank acquisition on June 30, 2014 were excluded from the ALLL calculation as of that date.

Allowance for Loan Losses Allocation of Loss Factors on Loans Collectively Evaluated for Impairment
at June 30, 2015
	Historical Loss Factors	Environmental Loss Factors(2)	Total
Residential mortgage loans
Originated	-%	0.27%	0.27%
Purchased	3.47	0.75	4.22
Acquired in merger (CJB) (3)	-	0.39	0.39
Acquired in merger (Atlas) (4)	-	0.09	0.09

Home equity loans
Originated	0.01	0.33	0.34
Acquired in merger (CJB) (3)	0.67	0.39	1.06
Acquired in merger (Atlas) (4)	-	0.09	0.09

Home equity lines of credit
Originated	-	0.33	0.33
Acquired in merger (CJB) (3)	-	0.39	0.39

Construction loans
1-4 family
Originated	-	0.69	0.69
Acquired in merger (CJB) (3)	-	0.39	0.39
Multi-family
Originated	-	0.69	0.69
Acquired in merger (CJB) (3)	-	0.39	0.39
Nonresidential
Originated	-	0.69	0.69
Acquired in merger (CJB) (3)	-	0.39	0.39

Commercial mortgage loans
Multi-family
Originated	-	0.78	0.78
Acquired in merger (CJB) (3)	-	0.39	0.39
Acquired in merger (Atlas) (4)	-	0.09	0.09
Nonresidential
Originated	0.02	0.75	0.77
Acquired in merger (CJB) (3)	-	0.39	0.39
Acquired in merger (Atlas) (4)	-	0.09	0.09

Commercial business loans
Secured (1-4 family)
Originated	0.16	0.69	0.85
Acquired in merger (CJB) (3)	-	0.39	0.39
Secured (other)
Originated	0.42	0.69	1.11
Purchased	1.19	0.48	1.67
Acquired in merger (CJB) (3)	0.50	0.39	0.89
Unsecured
Originated	-	0.54	0.54
Acquired in merger (CJB) (3)	1.10	0.39	1.49

Allowance for Loan Losses Allocation of Loss Factors on Loans Collectively Evaluated for Impairment
at June 30, 2015 (continued)
	Historical Loss Factors	Environmental Loss Factors(2)	Total
SBA 7A
Originated	-%	0.84%	0.84%
Acquired in merger (CJB) (3)	16.86	0.57	17.43
SBA Express
Originated	-	0.84	0.84
Acquired in merger (CJB) (3)	43.97	0.57	44.54
SBA Line of credit
Originated	-	0.84	0.84
Acquired in merger (CJB) (3)	15.94	0.57	16.51

Other consumer loans (1)	-	-	-

(1)

“Base” environmental loss factors on consumer loans range from 0.09% to 0.39% while historical loss factors range from 0.00% to 12.11% based on loan type. Resulting balances in the allowance for loan losses are immaterial and therefore excluded from the presentation.

(2)

“Base” environmental factors reported excluding the effect of “weights” attributable to internal credit-rating classification as follows: “Pass-1”: 70%, “Pass-2”: 80%, “Pass-3”: 90%, “Pass-4”: 100%, “Watch”: 200%, “Special Mention”: 400%, “Substandard”: 600%, “Doubtful”: 800%.  (e.g. Environmental loss factor applicable to originated residential mortgage loan rated as “Substandard”: 0.27% X 600% = 1.62%).

(3)	Includes loans originally acquired from Central Jersey Bank (“CJB”) on November 30, 2010.
(4)	Includes loans originally acquired from Atlas Bank (“Atlas”) on June 30, 2014.

Allowance for Loan Losses Allocation of Loss Factors on Loans Collectively Evaluated for Impairment
at June 30, 2014
	Historical Loss Factors	Environmental Loss Factors(2)	Total
Residential mortgage loans
Originated	0.03%	0.27%	0.30%
Purchased	2.56	0.75	3.31
Acquired in merger (CJB) (3)	3.25	0.30	3.55

Home equity loans
Originated	0.11	0.33	0.44
Acquired in merger (CJB) (3)	0.36	0.30	0.66

Home equity lines of credit
Originated	-	0.33	0.33
Acquired in merger (CJB) (3)	-	0.30	0.30

Construction loans
1-4 family
Originated	0.09	0.69	0.78
Acquired in merger (CJB) (3)	-	0.30	0.30
Multi-family
Originated	-	0.69	0.69
Acquired in merger (CJB) (3)	-	0.30	0.30
Nonresidential
Originated	-	0.69	0.69
Acquired in merger (CJB) (3)	-	0.30	0.30

Commercial mortgage loans
Multi-family
Originated	-	0.72	0.72
Acquired in merger (CJB) (3)	-	0.30	0.30
Nonresidential
Originated	0.10	0.72	0.82
Acquired in merger (CJB) (3)	-	0.30	0.30

Commercial business loans
Secured (1-4 family)
Originated	-	0.69	0.69
Acquired in merger (CJB) (3)	-	0.30	0.30
Secured (other)
Originated	0.50	0.69	1.19
Purchased	1.19	0.36	1.55
Acquired in merger (CJB) (3)	0.06	0.30	0.36
Unsecured
Originated	-	0.54	0.54
Acquired in merger (CJB) (3)	-	0.21	0.21

Allowance for Loan Losses Allocation of Loss Factors on Loans Collectively Evaluated for Impairment
at June 30, 2014 (continued)
	Historical Loss Factors	Environmental Loss Factors(2)	Total
SBA 7A
Originated	-%	0.69%	0.69%
Acquired in merger (CJB) (3)	18.91	0.33	19.24
SBA Express
Originated	-	0.69	0.69
Acquired in merger (CJB) (3)	-	0.33	0.33
SBA Line of credit
Originated	-	0.69	0.69
Acquired in merger (CJB) (3)	0.53	0.33	0.86

Other consumer loans (1)	-	-	-

(1)

“Base” environmental loss factors on consumer loans range from 0.00%  to 0.30% while historical loss factors range from 0.00% to 12.34% based on loan type. Resulting balances in the allowance for loan losses are immaterial and therefore excluded from the presentation.

(2)

“Base” environmental factors reported excluding the effect of “weights” attributable to internal credit-rating classification as follows: “Pass-1”: 70%, “Pass-2”: 80%, “Pass-3”: 90%, “Pass-4”: 100%, “Watch”: 200%, “Special Mention”: 400%, “Substandard”: 600%, “Doubtful”: 800%.  (e.g. Environmental loss factor applicable to originated residential mortgage loan rated as “Substandard”: 0.27% X 600% = 1.62%).

(3)	Includes loans originally acquired from Central Jersey Bank (“CJB”) on November 30, 2010.

An overview of the balances and activity within the allowance for loan loss during the past two fiscal years largely reflects the effects of the overall growth and reallocation of the loan portfolio arising from our increased strategic emphasis on commercial lending.  Secondarily, the overview also reflects a consistent improvement in asset quality and reduction in specific loan-level impairment losses due to the slow recovery of economic and market conditions from the adverse effects of the 2008-2009 financial crisis which had previously impacted credit quality within our loan portfolio.

During the fiscal year ended June 30, 2015, the balance of the allowance for loan losses increased by approximately $3.2 million to $15.6 million at June 30, 2015 from $12.4 million at June 30, 2014.    The increase resulted from provisions of $6.1 million that were partially offset by net charge offs of $2.9 million during fiscal 2015.  Valuation allowances attributable to impairment identified on individually evaluated loans decreased by $622,000 to $1.1 million at June 30, 2015 from $1.7 million at June 30, 2014.  For those same comparative periods, valuation allowances on loans evaluated collectively for impairment increased by approximately $3.8 million to $14.6 million from $10.7 million reflecting the overall growth in the balance of non-impaired loans in the portfolio in conjunction with changes to the historical and environmental loss factors used in the allowance for loan loss calculation during the year.

During the fiscal year ended June 30, 2014, the balance of the allowance for loan losses increased by approximately $1.5 million to $12.4 million at June 30, 2014 from $10.9 million at June 30, 2013.    The increase resulted from provisions of $3.4 million that were partially offset by net charge offs of $1.9 million during fiscal 2014.  Valuation allowances attributable to impairment identified on individually evaluated loans decreased by $405,000 to $1.7 million at June 30, 2014 from $2.1 million at June 30, 2013.  For those same comparative periods, valuation allowances on loans evaluated collectively for impairment increased by approximately $1.9 million to $10.7 million from $8.8 million reflecting the overall growth in the balance of non-impaired loans in the portfolio in conjunction with changes to the historical and environmental loss factors used in the allowance for loan loss calculation during the year.

The calculation of probable losses within a loan portfolio and the resulting allowance for loan losses is subject to estimates and assumptions that are susceptible to significant revisions as more information becomes available and as events or conditions effecting individual borrowers and the marketplace as a whole change over time.  Future additions to the allowance for loan losses will likely be necessary if economic and market conditions do not improve in the future from those currently prevalent in the marketplace.  In addition, the federal banking regulators, as an integral part of their examination process, periodically review our loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate.  The regulators may require the allowance for loan losses to be increased based on their review of information available at the time of the examination, which may negatively affect our earnings.

Securities Portfolio

Our deposits and borrowings have traditionally exceeded our outstanding balance of loans receivable.  We have generally invested excess funds into investment securities with a historical emphasis on U.S. agency mortgage-backed securities and U.S. agency debentures.  Such assets are a significant component of our investment portfolio at June 30, 2015 and are expected to remain so in the future.  However, enhancements to our investment policies, strategies and infrastructure in recent years have enabled us to diversify the composition and allocation of our securities portfolio as described below.

At June 30, 2015, our securities portfolio totaled $1.43 billion and comprised 33.8% of our total assets.  By comparison, at June 30, 2014, our securities portfolio totaled $1.36 billion and comprised 38.7% of our total assets.

The year-over-year net increase in the securities portfolio totaled approximately $73.4 million which largely reflected security purchases that were partially offset by security repayments and sales during the year.  The net increase in the portfolio was partially offset by a decrease in the fair value of the available for sale securities portfolio to an unrealized loss of $147,000 at June 30, 2015 from an unrealized gain of $1.1 million at June 30, 2014.

The decrease in the securities portfolio as a percentage of total assets from June 30, 2014 to June 30, 2015 generally reflects the stated goals and objectives of our business plan which continues to call for shifting the mix of our earning assets toward greater balances of loans and lesser balances of securities.  Notwithstanding this larger strategic objective, the actual growth in the dollar amount of the portfolio between those same comparative periods reflected the “interim” investment of a portion of the proceeds raised in our second step conversion and stock offering into the securities portfolio.  In that regard, we invested approximately $150.7 million or 22.4% of the total $670.7 million net capital raised through our 2015 stock offering into ten-year, fully amortizing agency mortgage-backed securities.  The remaining proceeds were either invested into loans and other higher-yielding assets by June 30, 2015 or temporarily invested in short-term liquid assets as of that date pending investment into loans during the first quarter of fiscal 2016.

Our investment policy, which is approved by the Board of Directors, is designed to foster earnings and manage cash flows within prudent interest rate risk and credit risk guidelines.  Generally, our investment policy is to invest funds in various categories of securities and maturities based upon our liquidity needs, asset/liability management policies, investment quality, and marketability and performance objectives.  Our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Chief Investment Officer are the senior management members of our Capital Markets Committee (“CMC”) that are generally designated by the Board of Directors as the officers primarily responsible for securities portfolio management and all transactions require the approval of at least two of these designated officers.  The Board of Directors is responsible for the oversight of the securities portfolio and the CMC’s activities relating thereto.

Federally-chartered savings banks have the authority to invest in various types of liquid assets. The investments authorized for purchase under the investment policy approved by our Board of Directors include U.S. government and agency mortgage-backed securities (including U.S. agency commercial MBS), U.S. government and government agency debentures, municipal obligations (consisting of bank-qualified municipal bond obligations of state and local governments), corporate bonds, asset-backed securities and collateralized loan obligations.  We also hold small balances of single-issuer trust preferred securities and non-agency mortgage-backed securities that were acquired through bank acquisitions, but generally do not purchase such securities for the portfolio.  On a short-term basis, our investment policy authorizes investment in securities purchased under agreements to resell, federal funds, certificates of deposits of insured banks and savings institutions and Federal Home Loan Bank term deposits.

The carrying value of our mortgage-backed securities totaled $790.1 million at June 30, 2015 and comprised 55.2% of total investments and 18.6% of total assets as of that date.  Mortgage-backed securities generally include mortgage pass-through securities and collateralized mortgage obligations which are typically issued with stated principal amounts and backed by pools of mortgage loans.  Mortgage originators use intermediaries (generally government agencies and government-sponsored enterprises, but also a variety of non-agency corporate issuers) to pool and package mortgage loans into mortgage-backed securities.  The cash flow and re-pricing characteristics of a mortgage pass-through security generally approximate those of the underlying mortgages.  By comparison, the cash flow and re-pricing characteristics of collateralized mortgage obligations are determined by those assigned to an individual security, or “tranche”, within the terms of a larger investment vehicle which allocates cash flows to its component tranches based upon a predetermined structure as payments are received from the underlying mortgagors.

We generally invest in mortgage-backed securities issued by U.S. government agencies or government-sponsored entities, such as the Government National Mortgage Association (“Ginnie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal National Mortgage Association (“Fannie Mae”).  Mortgage-backed securities issued or sponsored by U.S. government agencies and government-sponsored entities are guaranteed as to the payment of principal and interest to investors.  Mortgage-backed securities generally yield less than the mortgage loans underlying such securities because of the costs of servicing and of their payment guarantees or credit enhancements which minimize the level of credit risk to the security holder.

In addition to those mortgage-backed securities issued by U.S. agencies and GSEs, the Company held a total of five non-agency collateralized mortgage obligations with an aggregate carrying value totaling $207,000 at June 30, 2015.  Such securities were acquired in prior years through the acquisition of other financial institutions.  During the years ended June 30, 2014 and 2013, non-agency CMOs totaling $34,000 and $24,000, respectively, fell below our investment grade threshold triggering their sale and resulting in sale losses totaling $6,000 for each of those years.  There were no sales of non-agency CMO’s during the year ended June 30, 2015.  All non-agency CMOs were nominally impaired at June 30, 2015, but maintained their credit-ratings at levels supporting our investment grade assessment with such ratings equaling or exceeding “BBB+” by Standard & Poor’s Financial Services (“S&P”) and/or “Baa2” by Moody’s Investor Service (“Moody’s”), where rated by those agencies.

The carrying value of our U.S. agency debt securities totaled $150.6 million at June 30, 2015 and comprised 10.5% of total investments and 3.6% of total assets as of that date.  Such securities included $143.3 million of fixed-rate U.S. agency debentures as well as $7.3 million of securitized pools of loans issued and fully guaranteed by the SBA.

The carrying value of our securities representing obligations of state and political subdivisions totaled $103.4 million at June 30, 2015 and comprised 7.2% of total investments and 2.4% of total assets as of that date.   Such securities primarily included highly-rated, fixed-rate bank-qualified securities representing general obligations of municipalities located within the U.S. or the obligations of their related entities such as boards of education or school districts.  The portfolio also includes a nominal balance of non-rated municipal obligations totaling approximately $6.4 million comprising ten short-term, bond anticipation notes (“BANs”) issued by a total of seven New Jersey municipalities.  Each of our impaired municipal obligations were consistently rated by Moody’s and S&P well above the thresholds that generally support our investment grade assessment with such ratings equaling or exceeding “A” or higher by S&P and/or “A1” or higher by Moody’s, where rated by those agencies.  In the absence of such ratings, we rely upon our own internal analysis of the issuer’s financial condition to validate its investment grade assessment.

The carrying value of our asset-backed securities totaled $88.0 million at June 30, 2015 and comprised 6.2% of total investments and 2.1% of total assets as of that date.  This category of securities is comprised entirely of structured, floating-rate securities representing securitized federal education loans with 97% U.S. government guarantees.  The securities represent tranches of a larger investment vehicle designed to reallocate credit risk among the individual tranches comprised within that vehicle.  Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying loans.  Our securities represent the highest credit-quality tranches within the overall structures with each being rated “AA+” by S&P at June 30, 2015.

The outstanding balance of our collateralized loan obligations totaled $128.2 million at June 30, 2015 and comprised 9.0% of total investments and 3.0% of total assets as of that date.  This category of securities is comprised entirely of structured, floating-rate securities comprised of securitized commercial loans to large, U.S. corporations.  Our securities represent tranches of a larger investment vehicle designed to reallocate cash flows and credit risk among the individual tranches comprised within that vehicle.  Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying loans.  At June 30, 2015, each of our collateralized loan obligations were consistently rated by Moody’s and S&P well above the thresholds that generally support our investment grade assessment with such ratings equaling or exceeding “AA” or higher by S&P and/or “Aa2” or higher by Moody’s, where rated by those agencies.

The carrying value of our corporate bonds totaled $162.6 million at June 30, 2015 and comprised 11.4% of total investments and 3.8% of total assets as of that date.  This category of securities is comprised entirely of floating-rate corporate debt obligations of large financial institutions.  At June 30, 2015, each of our corporate bonds were consistently rated by Moody’s and S&P well above the thresholds that generally support our investment grade assessment with such ratings equaling or exceeding “BBB+” or higher by S&P and/or “A3” or higher by Moody’s, where rated by those agencies.

The carrying value of our trust preferred securities totaled $7.8 million at June 30, 2015 and comprised less than one percent of total investments and total assets as of that date.  The category comprises a total of five “single-issuer” (i.e. non-pooled) trust preferred securities that were originally issued by four separate financial institutions.  As a result of bank mergers involving the issuers of these securities, our five trust preferred securities currently represent the de-facto obligations of three separate financial institutions.  At June 30, 2015, two of the securities at an amortized cost of $3.0 million were consistently rated by Moody’s and S&P above the thresholds that generally support our investment grade assessment, with such ratings equaling “BBB-” by S&P and “Baa2” by Moody’s.  The securities were originally issued through Chase Capital II and currently represent de-facto obligations of JP Morgan Chase & Co.  We also owned two trust preferred securities at an amortized cost of $4.9 million whose external credit ratings by both S&P and Moody’s fell below the thresholds that we normally associate with investment grade securities, with such ratings equaling “BB” by S&P and “Ba1” by Moody’s.  The securities were originally issued through BankBoston Capital Trust IV and MBNA Capital B and currently represent de-facto obligations of Bank of America Corporation.  We hold one non-rated trust preferred security with a par value of $1.0 million representing a de-facto obligation of Mercantil Commercebank Florida Bancorp, Inc.

Current accounting standards require that securities be categorized as “held to maturity”, “trading securities” or “available for sale”, based on management’s intent as to the ultimate disposition of each security.  These standards allow debt securities to be classified as “held to maturity” and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold these securities to maturity.  Securities that might be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, or other similar factors cannot be classified as “held to maturity”.

We do not currently use or maintain a trading account.  Securities not classified as “held to maturity” are classified as “available for sale”.  These securities are reported at fair value and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as adjustments to accumulated other comprehensive income, a separate component of equity.  As of June 30, 2015, our held to maturity securities portfolio had a carrying value of $663.3 million or 46.4 % of our total securities with the remaining $767.3 million or 53.6% of securities classified as available for sale.

Other than mortgage-backed or debt securities issued or guaranteed by the U.S. government or its agencies, we did not hold securities of any one issuer having an aggregate book value in excess of 10% of our equity at June 30, 2015.  All of our securities carry market risk insofar as increases in market rates of interest may cause a decrease in their market value.  We have determined that none of our securities with unrealized losses at June 30, 2015 are other than temporarily impaired as of that date.

Purchases of securities are made based on certain considerations, which include the interest rate, tax considerations, volatility, yield, settlement date and maturity of the security, our liquidity position and anticipated cash needs and sources.  The effect that the proposed security would have on our credit and interest rate risk and risk-based capital is also considered.  We do not purchase securities that are determined to be below investment grade.

During the years ended June 30, 2015, 2014 and 2013, proceeds from sales of securities available for sale totaled $57.2 million, $170.9 million and $442.8 million, which resulted in gross gains of $601,000, $3.6 million and $10.6 million and gross losses of $594,000, $2.1 million, and $135,000, respectively.  Proceeds from sale of securities held to maturity during the years ended June 30, 2014 and 2013 totaled $28,000 and $18,000, with gross losses of $6,000 and $6,000, respectively.  There were no sales of held to maturity securities during the year ended June 30, 2015.

The following table sets forth the carrying value of our securities portfolio at the dates indicated. Mortgage-backed securities include mortgage pass-through securities and collateralized mortgage obligations.

	At June 30,
	2015	2014	2013	2012	2011
	(In Thousands)
Debt securities available for sale:
U.S. agency securities	$7,263	$4,205	$5,015	$5,889	$6,591
Obligations of state and political subdivisions	26,835	26,773	25,307	-	30,635
Asset-backed securities	88,032	87,316	24,798	-	-
Collateralized loan obligations	128,171	119,572	78,486	-	-
Corporate bonds	162,608	162,234	159,192	-	-
Trust preferred securities	7,751	7,798	7,324	6,713	7,447
Total debt securities available for sale	420,660	407,898	300,122	12,602	44,673

Mortgage-backed securities available for sale:
Government National Mortgage Association	2,655	3,276	6,333	11,690	13,581
Federal Home Loan Mortgage Corporation	183,528	231,910	299,833	460,509	390,448
Federal National Mortgage Association	160,271	201,827	474,486	757,905	656,218
Non-agency	165	210	-	-	-
Total mortgage-backed securities available for sale	346,619	437,223	780,652	1,230,104	1,060,247

Total securities available for sale	767,279	845,121	1,080,774	1,242,706	1,104,920

Debt securities held to maturity:
U.S. agency securities	143,334	144,349	144,747	32,426	103,458
Obligations of state and political subdivisions	76,528	72,065	65,268	2,236	3,009
Total debt securities held to maturity	219,862	216,414	210,015	34,662	106,467

Mortgage-backed securities held to maturity:
Government National Mortgage Association	10,119	9	-	-	-
Federal Home Loan Mortgage Corporation	60,026	303	120	158	212
Federal National Mortgage Association	373,292	295,292	100,889	786	930
Non-agency	42	54	105	146	203
Total mortgage-backed securities held to maturity	443,479	295,658	101,114	1,090	1,345

Total securities held to maturity	663,341	512,072	311,129	35,752	107,812

Total securities	$1,430,620	$1,357,193	$1,391,903	$1,278,458	$1,212,732

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of our securities portfolio at June 30, 2015.  This table shows contractual maturities and does not reflect re-pricing or the effect of prepayments. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.  At June 30, 2015, securities with a carrying value of $152.8 million are callable within one year.

	At June 30, 2015
	One Year or Less		One to Five Years		Five to Ten Years		More Than Ten Years		Total Securities
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Market Value
	(Dollars In Thousands)
Debt securities:
U.S. agency securities	$-	-%	$143,358	0.90%	$695	0.62%	$6,544	2.12%	$150,597	0.95%	$150,265
Obligations of state and political subdivisions	6,359	0.93	11,686	1.36	47,252	1.87	38,066	2.35	103,363	1.93	102,199
Asset-backed securities	-	-	-	-	-	-	88,032	1.13	88,032	1.13	88,032
Collateralized loan obligations	-	-	-	-	39,689	2.25	88,482	2.12	128,171	2.16	128,171
Corporate bonds	20,088	1.14	44,827	1.37	97,693	1.21	-	-	162,608	1.25	162,608
Trust preferred securities	-	-	-	-	-	-	7,751	2.05	7,751	2.05	7,751
Mortgage-backed securities:
Mortgage pass-through securities:
Residential pass-through securities:
Government National Mortgage Association	1	11.55	122	9.10	2,232	7.25	308	7.55	2,663	7.37	2,664
Federal Home Loan Mortgage Corporation	-	-	4,588	4.59	67,055	2.32	129,712	2.27	201,355	2.34	201,153
Federal National Mortgage Association	37	2.81	6,209	4.33	125,878	1.85	186,534	2.85	318,658	2.48	319,410
Commercial pass-through securities:
Government National Mortgage Association	-	-	-	-	-	-	10,111	1.77	10,111	1.77	10,143
Federal National Mortgage Association	2,666	1.15	4,272	1.94	163,112	2.64	-	-	170,050	2.60	171,461
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	-	-	-	-	15,103	1.44	27,096	2.21	42,199	1.93	42,204
Federal National Mortgage Association	-	-	-	-	763	1.72	44,092	1.89	44,855	1.89	44,879
Non-agency securities	-	-	-	-	-	-	207	2.14	207	2.14	206

Total securities	$29,151	1.10%	$215,062	1.23%	$559,472	2.06%	$626,935	2.23%	$1,430,620	1.99%	$1,431,146

Sources of Funds

General.  Retail deposits are our primary source of funds for lending and other investment purposes.  In addition, we derive funds from loan and mortgage‑backed securities principal repayments and proceeds from the maturities and calls of non-mortgage-backed securities.  Loan and securities payments are a relatively stable source of funds, while deposit inflows are significantly influenced by general interest rates and money market conditions.  Wholesale funding sources including, but not limited to, borrowings from the FHLB of New York, wholesale deposits and other short term-borrowings are also used to supplement the funding for loans and investments.

Deposits.  Our current deposit products include interest-bearing and non-interest-bearing checking accounts, money market deposit accounts, savings accounts and certificates of deposit accounts ranging in terms from 30 days to five years.  Certificates of deposit with terms ranging from one year to five years are available for individual retirement account plans.  Deposit account terms, such as interest rate earned, applicability of certain fees and service charges and funds accessibility, will vary based upon several factors including, but not limited to, minimum balance, term to maturity, and transaction frequency and form requirements.

Deposits are obtained primarily from within New Jersey and New York through Kearny Bank’s network of retail branches.  Traditional methods of advertising are used to attract new customers and deposits, including radio, print media, outdoor advertising, direct mail and inserts included with customer statements.    Premiums or incentives for opening accounts are sometimes offered.  One of our key retail products in recent years has been “Star Banking”, which bundles a number of banking services and products together for those customers with a checking account with direct deposit and combined deposits of $20,000 or more, including Internet banking, bill pay, mobile banking, telephone banking and a 15 basis point premium on certificates of deposit with a term of at least one year, excluding special promotions.  We also offer “High Yield Checking” which is primarily designed to attract core deposits in the form of customers’ primary checking accounts through interest rate and fee reimbursement incentives to qualifying customers.  The comparatively higher interest expense associated with the “High Yield Checking” product in relation to our other checking products is partially offset by the transaction fee income associated with the account.

We may also offer a 15 basis point premium on certificate of deposit accounts with a term of at least one year, excluding special promotions, to certificate of deposit accountholders that have $500,000 or more on deposit with Kearny Bank.  Though certificates of deposit with non-standard maturities are popular in our market, we generally promote certificates of deposit with traditional maturities, including three and six months and one, two, three, four and five years.  During the term of our non-standard 17-month and 29-month certificates of deposit, we offer customers a “one-time option” to “step up” the rate paid from the original rate set on the certificate to the current rate being offered by Kearny Bank for certificates of that particular maturity.

The determination of interest rates on retail deposits is based upon a number of factors, including: (1) our need for funds based on loan demand, current maturities of deposits and other cash flow needs; (2) a current survey of a selected group of competitors’ rates for similar products; (3) our current cost of funds, yield on assets and asset/liability position; and (4) the alternate cost of funds on a wholesale basis.  Interest rates are generally reviewed by senior management on a bi-weekly basis.

We also utilize “non-retail” deposits as an alternative source of wholesale funding to traditional borrowings such as FHLB advances.  Such funds are generally used to manage our exposure to interest rate risk and liquidity risk in conjunction with our overall asset/liability management process.  At June 30, 2015, the balance of our interest-bearing checking accounts includes a total of $226.2 million of brokered money market deposits acquired through Promontory Interfinancial Network’s (“Promontory”) Insured Network Deposits (“IND”) program, a brokered deposit network that is sourced by Promontory from large retail and institutional brokerage firms whose individual clients seek to have a portion of their investments held in interest-bearing accounts at FDIC-insured institutions.  The terms of the program generally establish a reciprocal commitment for Promontory to deliver and Kearny Bank to accept such deposits for a period of no less than five years during which time total aggregate balances shall be maintained within a range of $200.0 million to $230.0 million.  Such deposits are generally sourced by Promontory from large retail and institutional brokerage firms whose individual clients seek to have a portion of their investments held in interest-bearing accounts at FDIC-insured institutions.

We also acquired a small portfolio of longer-term, brokered certificates of deposit during fiscal 2014 whose balances and weighted average remaining term to maturity totaled approximately $18.4 million and 5.8 years, respectively, at June 30, 2015. In combination with Promontory IND money market deposits noted above, Kearny Bank’s brokered deposits totaled $244.6 million, or 9.9% of deposits, at June 30, 2015.

We also utilize the QwickRate deposit listing service to attract “non-brokered” wholesale time deposits targeting institutional investors with a three-to-five year investment horizon.  The balance of time deposits we acquired through the QwickRate listing totaled $89.9 million, or 3.6% of deposits, at June 30, 2015 with such funds having a weighted average remaining term to maturity of 3.0 years. We generally prohibit the withdrawal of our listing service deposits prior to maturity.

Additional sources of non-retail deposits including, but not limited to, deposits acquired through listing services and other sources of brokered deposits, may be utilized in the future as additional, alternative sources of wholesale funding.

A large percentage of our deposits are in certificates of deposit, which represented 40.6% and 41.8% of total deposits at June 30, 2015 and June 30, 2014, respectively.  Our liquidity could be reduced if a significant amount of certificates of deposit maturing within a short period were not renewed.  At June 30, 2015 and June 30, 2014, certificates of deposit maturing within one year were $526.5 million and $581.5 million, respectively.  Historically, a significant portion of the certificates of deposit remain with us after they mature and we believe that this will continue.

At June 30, 2015, $489.2 million or 48.8% of our certificates of deposit were certificates of $100,000 or more compared to $476.6 million or 46.0% at June 30, 2014.  The general level of market interest rates and money market conditions significantly influence deposit inflows and outflows.  The effects of these factors are particularly pronounced on deposit accounts with larger balances.  In particular, certificates of deposit with balances of $100,000 or greater are traditionally viewed as being a more volatile source of funding than comparatively lower balance certificates of deposit or non-maturity transaction accounts.  In order to retain certificates of deposit with balances of $100,000 or more, we may have to pay a premium rate, resulting in an increase in our cost of funds.  In a rising rate environment, we may be unwilling or unable to pay a competitive rate. To the extent that such deposits do not remain with us, they may need to be replaced with borrowings, which could increase our cost of funds and negatively impact our interest rate spread and our financial condition.

The following table sets forth the distribution of average deposits for the periods indicated and the weighted average nominal interest rates for each period on each category of deposits presented.

	For the Years Ended June 30,
	2015			2014			2013
	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate

Non-interest-bearing deposits	$217,856	8.52%	-%	$196,490	8.30%	-%	$172,954	8.04%	-%
Interest-bearing demand	796,963	31.18	0.50	722,999	30.53	0.52	494,625	23.00	0.37
Savings and clubs	515,824	20.18	0.16	473,917	20.01	0.16	445,470	20.72	0.20
Certificates of deposit	1,025,482	40.12	1.09	974,426	41.16	1.03	1,037,150	48.24	1.16

Total deposits	$2,556,125	100.00%	0.63%	$2,367,832	100.00%	0.61%	$2,150,199	100.00%	0.69%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At June 30,
	2015	2014	2013
	(In Thousands)
Interest Rate
0.00 - 0.99%	$537,343	$618,650	$544,763
1.00 - 1.99%	330,221	299,387	313,361
2.00 - 2.99%	116,884	100,596	119,309
3.00 - 3.99%	17,228	18,582	4,028
4.00 - 4.99%	-	3	3

Total certificates of deposit	$1,001,676	$1,037,218	$981,464

The following table shows the amount of certificates of deposit of $100,000 or more by time remaining until maturity as of the dates indicated.

	At June 30,
	2015	2014	2013
	(In Thousands)
Maturity Period
Within three months	$66,271	$89,734	$85,295
Three through six months	67,865	54,948	66,653
Six through twelve months	80,318	77,313	89,145
Over twelve months	274,767	251,637	148,031

Total certificates of deposit	$489,221	$473,632	$389,124

The following table sets forth the amount and maturities of certificates of deposit at June 30, 2015.

	At June 30, 2015
	Within One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years to Four Years	Over Four Years to Five Years	Over Five Years	Total
	(In Thousands)
Interest Rate
0.00 - 0.99%	$427,489	$96,079	$13,624	$106	$45	$-	$537,343
1.00 - 1.99%	53,412	55,366	107,102	80,564	33,773	4	330,221
2.00 - 2.99%	34,642	17,660	2,211	14,370	48,001	-	116,884
3.00 - 3.99%	10,914	-	-	-	-	6,314	17,228

Total certificates of deposit	$526,457	$169,105	$122,937	$95,040	$81,819	$6,318	$1,001,676

Borrowings.  The sources of wholesale funding we utilize include borrowings in the form of advances from the FHLB of New York as well as other forms of borrowings.  We generally use wholesale funding to manage our exposure to interest rate risk and liquidity risk in conjunction with our overall asset/liability management process.  Toward that end, FHLB advances are primarily utilized to extend the duration of funding to partially offset the interest rate risk presented by our investment in longer-term fixed-rate loans and mortgage-backed securities.  Extending the duration of funding may be achieved by simply utilizing fixed-rate borrowings with longer terms to maturity.  Alternately, we may utilize derivatives such as interest rate swaps and caps in conjunction with either short-term fixed-rate or floating-rate borrowings to effectively extend the duration of those funding sources.

Advances from the FHLB are typically secured by our FHLB capital stock and certain investment securities as well as residential and multi-family mortgage loans that we choose to utilize as collateral for such borrowings.  Additional information regarding our FHLB advances is included under Note 14 to the audited consolidated financial statements.

Short‑term FHLB advances generally have original maturities of less than one year and may also include overnight borrowings which Kearny Bank may utilize to address short term funding needs, where applicable.  At June 30, 2015, we had a total of $375.0 million of short-term FHLB advances at a weighted average interest rate of 0.39%.  Such advances represented 90-day FHLB term advances that are generally forecasted to be periodically redrawn at maturity for the same 90 day term as the original advance.  Based on this presumption, we utilized interest rate swaps to effectively extend the duration of each of these advances at the time they were drawn to effectively fix their cost for a period of five years.  Our balance of short-term FHLB advances at June 30, 2015 included no overnight borrowings drawn for daily liquidity management purposes.

Long-term advances generally include term advances with original maturities of greater than one year.   At June 30, 2015, our outstanding balance of long-term FHLB advances totaled $161.4 million at a weighted average interest rate of 2.86%.  Such advances included $145.0 million of callable advances at a weighted average interest rate of 3.04%, $15.7 million of non-callable, term advances at a weighted average interest rate of 1.11% and an amortizing advance of $671,000 at an interest rate of 4.94%.

Our FHLB advances mature as follows:

	At June 30,
	2015	2014	2013
	(In Thousands)
Maturing in Years Ending June 30,
2014	$-	$-	$105,000
2015	-	320,000	-
2016	382,500	7,500	-
2017	3,000	3,000	-
2018	5,225	5,225	-
2021	671	765	854
2023	145,000	145,000	145,000
Total borrowings	536,396	481,490	250,854
Fair value adjustments	9	29	77
Total borrowings, net of fair value adjustments	$536,405	$481,519	$250,931

Based upon the market value of investment securities and mortgage loans that are posted as collateral for FHLB advances at June 30, 2015, we are eligible to borrow up to an additional $376.7 million of advances from the FHLB as of that date.  We are further authorized to post additional collateral in the form of other unencumbered investments securities and eligible mortgage loans that may expand our borrowing capacity with the FHLB up to 30% of our total assets.  Additional borrowing capacity up to 50% of our total assets may be authorized with the approval of the FHLB’s Board of Directors or Executive Committee.

The balance of borrowings at June 30, 2015 also included overnight borrowings in the form of depositor sweep accounts totaling $35.1 million.  Depositor sweep accounts are short-term borrowings representing funds that are withdrawn from a customer’s non-interest bearing deposit account and invested in an uninsured overnight investment account that is collateralized by specified investment securities owned by Kearny Bank.

Interest Rate Derivatives and Hedging

We utilize derivative instruments in the form of interest rate swaps and caps to hedge our exposure to interest rate risk in conjunction with our overall asset/liability management process. In accordance with accounting requirements, we formally designate all of our hedging relationships as either fair value hedges, intended to offset the changes in the value of certain financial instruments due to movements in interest rates, or cash flow hedges, intended to offset changes in the cash flows of certain financial instruments due to movement in interest rates, and documents the strategy for undertaking the hedge transactions and its method of assessing ongoing effectiveness.

At June 30, 2015, our derivative instruments are comprised entirely of interest rate swaps and caps with total notional amounts of $550.0 million and $75.0 million, respectively with Wells Fargo Bank, N.A. and Bank of Montreal serving as the counterparties to the transactions.  These instruments are intended to manage the interest rate exposure relating to certain wholesale funding positions drawn at June 30, 2015.

Additional information regarding our use of interest rate derivatives and our hedging activities is presented in Note 1 and Note 15 to the audited consolidated financial statements.

Subsidiary Activity

At June 30, 2015, Kearny Bank was the only wholly-owned operating subsidiary of Kearny Financial Corp.  As of that date, Kearny Bank had two wholly owned subsidiaries: KFS Financial Services, Inc. and CJB Investment Corp.  KFS Financial Services, Inc. was incorporated as a New Jersey corporation in 1994 under the name of South Bergen Financial Services, Inc., was acquired in Kearny Bank’s merger with South Bergen Savings Bank in 1999 and was renamed KFS Financial Services, Inc. in 2000. It is a service corporation subsidiary originally organized for selling insurance products to Kearny Bank customers and the general public through a third party networking arrangement.

KFS Financial Services, Inc. has one wholly-owned subsidiary named, KFS Insurance Services, Inc., that was created for the primary purpose of acquiring insurance agencies. Both KFS Financial Services Inc. and KFS Insurance Services, Inc. were considered inactive during the year ended June 30, 2015.

CJB Investment Corp. was acquired by Kearny Bank through our acquisition of Central Jersey Bancorp in November 2010. CJB Investment Corp was organized under New Jersey law as a New Jersey Investment Company and remained active through the three-year period ended June 30, 2015.

Personnel

As of June 30, 2015, we had 424 full‑time employees and 67 part‑time employees equating to a total of 458 full time equivalent (“FTE”) employees. By comparison, at June 30, 2014, we had 410 full-time employees and 64 part-time employees equating to a total of 442 FTEs.  Our employees are not represented by a collective bargaining unit and we consider our working relationship with our employees to be good.

REGULATION

General

Kearny Bank and Kearny Financial operate in a highly regulated industry.  This regulation establishes a comprehensive framework of activities in which a savings and loan holding company and federal savings bank may engage and is intended primarily for the protection of the deposit insurance fund and depositors.  Set forth below is a brief description of certain laws that relate to the regulation of Kearny Bank and Kearny Financial.  The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution and its holding company, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, including changes in the regulations governing savings and loan holding companies, could have a material adverse impact on Kearny Financial, Kearny Bank and their operations. The adoption of regulations or the enactment of laws that restrict the operations of Kearny Bank and/or Kearny Financial or impose burdensome requirements upon one or both of them could reduce their profitability and could impair the value of Kearny Bank’s franchise, resulting in negative effects on the trading price of our common stock.

Regulation of Kearny Bank

General.  As a federally-chartered savings bank with deposits insured by the FDIC, Kearny Bank is subject to extensive regulation by federal banking regulators.  This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classification of assets and the level of the allowance for loan losses.  The activities of federal savings banks are subject to extensive regulation including restrictions or requirements with respect to loans to one borrower, the percentage of non‑mortgage loans or investments to total assets, capital distributions, permissible investments and lending activities, liquidity, transactions with affiliates and community reinvestment.  Federal savings banks are also subject to reserve requirements imposed by the Federal Reserve Board.  Both state and federal law regulate a federal savings bank’s relationship with its depositors and borrowers, especially in such matters as the ownership of savings accounts and the form and content of Kearny Bank’s mortgage documents.

As a result of the Dodd-Frank Act, the OCC assumed principal regulatory responsibility for federal savings banks from the OTS effective July 21, 2011. Under the Dodd-Frank Act, all existing OTS guidance, orders, interpretations, procedures and other advisory in effect prior to that date remained in effect and enforceable against the OCC until modified, terminated, set aside or superseded by the OCC in accordance with applicable law.  The OCC has adopted most of the substantive OTS regulations on an interim final basis.

Kearny Bank must file reports with the OCC concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions.  The OCC regularly examines Kearny Bank and prepares reports to Kearny Bank’s Board of Directors on deficiencies, if any, found in its operations. The OCC has substantial discretion to take enforcement action with respect to an institution that fails to comply with applicable regulatory requirements or engages in violations of law or unsafe and unsound practices.  Such actions can include, among others, the issuance of a cease and desist order, assessment of civil money penalties, removal of officers and directors and the appointment of a receiver or conservator.  In addition, the FDIC has the authority to recommend to the Comptroller of the Currency to take enforcement action with respect to a particular federally-chartered savings bank and, if the Comptroller does not take action, the FDIC has authority to take such action under certain circumstances.

Federal Deposit Insurance.  Kearny Bank’s deposits are insured to applicable limits by the FDIC.  Under the Dodd-Frank Act, the maximum deposit insurance amount has been permanently increased from $100,000 to $250,000.

The FDIC has adopted a risk-based premium system that provides for quarterly assessments.  Assessments are based on an insured institution’s classification among four risk categories determined from their examination ratings and capital and other financial ratios. The institution is assigned to a category and the category determines its assessment rate, subject to certain specified risk adjustments.  Insured institutions deemed to pose less risk to the deposit insurance fund pay lower assessments, while greater risk institutions pay higher assessments.

In February 2011, the FDIC published a final rule under the Dodd-Frank Act to reform the deposit insurance assessment system.  Under the rule, assessments are based on an institution’s average consolidated total assets minus average tangible equity instead of deposits, which was the FDIC’s prior practice.  The rule revised the assessment rate schedule to establish assessments ranging from 2.5 to 45 basis points, based on an institution’s risk classification and possible risk adjustments.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended June 30, 2015, the annualized FICO assessment was equal to 0.60 of a basis point of total assets less tangible capital.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits.  The FDIC must seek to achieve the 1.35% ratio by June 30, 2020.  It is intended that insured institutions with assets of $10 billion or more will fund the increase.  The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving the maximum ratio to the discretion of the FDIC.  The FDIC has exercised that discretion by establishing a long-term goal of a fund ratio of 2.0%.

The FDIC has authority to increase insurance assessments.  Any significant increases would have an adverse effect on the operating expenses and results of operations of Kearny Bank.  Management cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.  We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

Regulatory Capital Requirements.  OCC regulations require federal savings banks to meet several minimum capital standards:  a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8%, and a 4% Tier 1 capital to total assets leverage ratio.  The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

As noted, the capital standards for federal savings banks require the maintenance of common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively, and a leverage ratio of at least 4% Tier 1 capital.  Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings.  Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital.  Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries.  Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital.  Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt.  Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset.  Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one to four- family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to equity interests depending on certain specified factors.

Federal savings banks must also meet a statutory “tangible capital” standard of 1.5% of total adjusted assets.   Tangible capital is generally defined as Tier 1 capital less intangible assets less certain mortgage servicing rights.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements.  The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.

In assessing an institution’s capital adequacy, the OCC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

Prompt Corrective Regulatory Action. Federal law requires that federal bank regulatory authorities take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

The Federal Reserve Board has adopted regulations to implement the prompt corrective action legislation. The regulations were amended to incorporate the previously mentioned increased regulatory capital standards that were effective January 1, 2015.  An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

“Undercapitalized” banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank’s compliance with such a plan must be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional measures, including, but not limited to, a required sale of sufficient voting stock to become adequately capitalized, a requirement to reduce total assets, cessation of taking deposits from correspondent banks, the dismissal of directors or officers and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.  These actions are in addition to other discretionary supervisory or enforcement actions that the OCC may take.

Dividend and Other Capital Distribution Limitations.  Federal regulations impose various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.  A savings institution that is a subsidiary of a savings and loan holding company, such as Kearny Bank, must file notice with the Federal Reserve Board and an application or a notice with the OCC at least thirty days before making a capital distribution, such as paying a dividend to Kearny-Federal.  A savings institution must file an application with the OCC for prior approval of a capital distribution if: (i) it is not eligible for expedited treatment under the applications processing rules; (ii) the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings institution’s net income for that year to date plus the institution’s retained net income for the preceding two years; (iii) it would not adequately be capitalized after the capital distribution; or (iv) the distribution would violate an agreement with the OCC or applicable regulations.  The Federal Reserve Board may disapprove a notice and the OCC may disapprove a notice or deny an application for a capital distribution if: (i) the savings institution would be undercapitalized following the capital distribution; (ii) the proposed capital distribution raises safety and soundness concerns; or (iii) the capital distribution would violate a prohibition contained in any statute, regulation, enforcement action or agreement or condition imposed in connection with an application.

Qualified Thrift Lender Test.  Federal savings institutions must meet a qualified thrift lender test or they become subject to the business activity restrictions and branching rules applicable to national banks.  In addition, the Dodd-Frank Act made failure to satisfy the qualified thrift lender test potentially subject to enforcement action as a violation of law.  To meet the qualified thrift lender requirement, a savings institution must either (i) be deemed a “domestic building and loan association” under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory qualified thrift lender test set forth in the Home Owners’ Loan Act by maintaining at least 65% of its portfolio assets in qualified thrift investments (defined to generally include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans). For purposes of the statutory qualified thrift lender test, portfolio assets are defined as total assets minus goodwill and other intangible assets, the value of property used by the institution in conducting its business and specified liquid assets up to 20% of total assets.  A savings institution must maintain its status as a qualified thrift lender in at least nine out of every twelve months.

A savings institution that fails the qualified thrift lender test and does not convert to a bank charter will generally be prohibited from:  (1) engaging in any new activity not permissible for a national bank; (2) paying dividends not permissible under national bank regulations; and (3) establishing any new branch office in a location not permissible for a national bank in the institution’s home state.  Its holding company would become regulated as a bank holding company rather than a savings and loan holding company.  In addition, if the institution does not requalify under the qualified thrift lender test within three years after failing the test, the institution would be prohibited from making any investment or engaging in any activity not permissible for a national bank.

Transactions with Related Parties. Transactions between a savings institution (and, generally, its subsidiaries) and its related parties or affiliates are limited by Sections 23A and 23B of the Federal Reserve Act. An affiliate of an institution is any company or entity that controls, is controlled by or is under common control with the institution.  In a holding company context, the parent holding company and any companies which are controlled by such parent holding company are affiliates of the institution.  Generally, Section 23A of the Federal Reserve Act limits the extent to which the institution or its subsidiaries may engage in “covered transactions” with any one affiliate to 10% of such institution’s capital stock and surplus and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such institution’s capital stock and surplus. The term “covered transaction” includes an extension of credit, purchase of assets, issuance of a guarantee or letter of credit and similar transactions. In addition, loans or other extensions of credit by the institution to the affiliate are required to be collateralized in accordance with specified requirements. The law also requires that affiliate transactions be on terms and conditions that are substantially the same, or at least as favorable to the institution, as those provided to non-affiliates.

Kearny Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board.  Among other things and subject to certain exceptions, these provisions generally require that extensions of credit to insiders:

•

be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

•	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Kearny Bank’s capital.

In addition, extensions of credit in excess of certain limits must be approved by Kearny Bank’s board of directors.  Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Community Reinvestment Act.  Under the CRA, every insured depository institution, including Kearny Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community.  The CRA requires the OCC to assess the depository institution’s record of meeting the credit needs of its community and to consider such record in its evaluation of certain applications by such institution, such as a merger or the establishment of a branch office by Kearny Bank.  The OCC may use an unsatisfactory CRA examination rating as the basis for the denial of an application.  Kearny Bank received a “satisfactory” CRA rating in its most recent CRA examination.

Federal Home Loan Bank System.  Kearny Bank is a member of the FHLB of New York, which is one of twelve regional Federal Home Loan Banks.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from funds deposited by financial institutions and proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans to members pursuant to policies and procedures established by the board of directors of the FHLB.

As a member, Kearny Bank is required to purchase and maintain stock in the FHLB of New York in specified amounts.  The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate related collateral and limiting total advances to a member.

The FHLB of New York may pay periodic dividends to members.  These dividends are affected by factors such as the FHLB’s operating results and statutory responsibilities that may be imposed such as providing certain funding for affordable housing and interest subsidies on advances targeted for low- and moderate-income housing projects.  The payment of such dividends or any particular amount cannot be assumed.

Other Laws and Regulations

Interest and other charges collected or contracted for by Kearny Bank are subject to state usury laws and federal laws concerning interest rates.  Kearny Bank’s operations are also subject to federal laws (and their implementing regulations) applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•

Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

•

Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;
•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
•	Truth in Savings Act, prescribing disclosure and advertising requirements with respect to deposit accounts.

The operations of Kearny Bank also are subject to the:

•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

Electronic Funds Transfer Act and Regulation E promulgated thereunder, governing automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•

USA PATRIOT Act, which requires institutions operating to, among other things, establish broadened anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•

Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Regulation of Kearny Financial

General.  Kearny Financial is a savings and loan holding company within the meaning of Section 10 of the Home Owners’ Loan Act.  As a result of the Dodd-Frank Act, it is required to file reports with, and is be subject to regulation and examination by, the Federal Reserve Board, as successor to the OTS.  Kearny Financial must also obtain regulatory approval from the Federal Reserve Board before engaging in certain transactions, such as mergers with or acquisitions of other financial institutions.  In addition, the Federal Reserve Board has enforcement authority over Kearny Financial and any non‑savings institution subsidiaries.  This permits the Federal Reserve Board to restrict or prohibit activities that are determined to pose a serious risk to Kearny Bank.  This regulation is intended primarily for the protection of the depositors and not for the benefit of stockholders of Kearny Financial.

The Federal Reserve Board has indicated that, to the greatest extent possible taking into account any unique characteristics of savings and loan holding companies and the requirements of the Home Owners’ Loan Act, it intends to apply to savings and loan holding companies its supervisory approach to the supervision of bank holding companies.  The stated objective of the Federal Reserve Board is to ensure the savings and loan holding company and its non-depository subsidiaries are effectively supervised, can serve as a source of strength for, and do not threaten the safety and soundness of, the subsidiary depository institutions.  The Federal Reserve Board has generally adopted the substantive provisions of OTS regulations governing savings and loan holding companies.

Activities Restrictions.  As a savings and loan holding company, Kearny Financial is subject to statutory and regulatory restrictions on its business activities.  The non-banking activities of Kearny Financial and its non-savings institution subsidiaries is restricted to certain activities specified by the Federal Reserve Board regulation, which include performing services and holding properties used by a savings institution subsidiary, activities authorized for savings and loan holding companies as of March 5, 1987 and non-banking activities permissible for bank holding companies pursuant to Bank Holding Company Act of 1956 or authorized for financial holding companies pursuant to the Gramm-Leach-Bliley Act.  Before engaging in any non-banking activity or acquiring a company engaged in any such activities, Kearny Financial must file with the Federal Reserve Board either a prior notice or (in the case of non-banking activities permissible for bank holding companies) an application regarding its planned activity or acquisition.  Under the Dodd-Frank Act, a savings and loan holding company may only engage in activities authorized for financial holding companies if they meet all of the criteria to qualify as a financial holding company.  Accordingly, the Federal Reserve Board will require savings and loan holding companies to elect to be treated as financial holding companies in order to engage in financial holding company activities.  In order to make such an election, the savings and loan holding company and its depository institution subsidiaries must be well capitalized and well managed.

Mergers and Acquisitions.  Kearny Financial must obtain approval from the Federal Reserve Board before acquiring, directly or indirectly, more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation, or purchase of its assets.  Federal law also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by federal law or acquiring or retaining control of a depository institution that is not insured by the FDIC.  In evaluating an application for Kearny Financial to acquire control of a savings institution, the Federal Reserve Board would consider factors such as the financial and managerial resources and future prospects of Kearny Financial and the target institution, the effect of the acquisition on the risk to the insurance funds, the convenience and the needs of the community and competitive factors.

Consolidated Capital Requirements. Savings and loan holding companies have historically not been subjected to consolidated regulatory capital requirements.  The Dodd-Frank Act, however, required the Federal Reserve Board to promulgate consolidated capital requirements for bank and savings and loan holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to their subsidiary depository institutions.  Instruments such as cumulative preferred stock and trust-preferred securities, which were previously includable as Tier 1 capital by bank holding companies, within certain limits, are no longer includable as Tier 1 capital, subject to certain grandfathering.  The previously discussed final rule regarding regulatory capital requirements implemented the Dodd-Frank Act’s directives as to holding company capital requirements.  Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions applied to savings and loan holding companies as of January 1, 2015.  As is the case with institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019.

Source of Strength Doctrine. The Dodd-Frank Act also extended the “source of strength” doctrine, which has long applied to bank holding companies, to savings and loan holding companies as well. The Federal Reserve Board has promulgated regulations implementing the “source of strength” policy, which requires holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial distress. Further, the Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies that it has also applied to savings and loan holding companies.  In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.  Regulatory guidance provides for consultation with a holding company’s Federal Reserve Board as to capital distributions in certain circumstances such as where our net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or our overall rate of earnings retention is inconsistent with our capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary depository institution becomes undercapitalized. In addition, a subsidiary savings institution of a savings and loan holding company must file prior notice with the Federal Reserve Board, and receive its nonobjection, as well as filing an application or notice with the OCC, and receiving OCC approval or nonobjection, before paying dividends to the parent savings and loan holding company. Federal Reserve Board guidance also provides for regulatory review of certain stock redemption and repurchase proposals by holding companies.  These regulatory policies could affect the ability of Kearny Financial to pay dividends, engage in stock redemptions or repurchases or otherwise engage in capital distributions.

Acquisition of Control.  Under the federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company.  An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or as otherwise defined by the Federal Reserve Board.  Under the Change in Bank Control Act, the Federal Reserve Board has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti‑trust effects of the acquisition.  Any company that so acquires control is then subject to regulation as a savings and loan holding company.

Item 1A. Risk Factors

The following is a summary of what management currently believes to be the material risks related to an investment in the Company’s securities.

Changes in interest rates may adversely affect our profitability and financial condition.

We derive our income mainly from the difference or “spread” between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings and other interest-bearing liabilities. In general, the larger the spread, the more we earn. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities will fluctuate. This can cause decreases in our spread and can adversely affect our income. From an interest rate risk perspective, we have generally been liability sensitive, which indicates that liabilities generally re-price faster than assets.

In response to negative economic developments, the Federal Reserve Board’s Open Market Committee steadily reduced its federal funds rate target from 5.25% in September 2007 to between 0.00% and 0.25% currently, which has had the effect of reducing our cost of funds. Given our historic liability sensitivity, the decline in our cost of funds initially outpaced the decline in yield on our earning assets thereby having a positive impact on our net interest rate spread and net interest margin during the years preceding fiscal 2012. However, from fiscal 2012 through fiscal 2015, the rate of reduction in our cost of interest-bearing liabilities slowed in relation to the continuing decline in the yield on our interest-earning assets. Consequently, our interest rate spread decreased by 12 basis points to 2.20% for the year ended June 30, 2015 from 2.32% for the year ended June 30, 2014. For those same comparative periods, our net interest margin decreased ten basis points to 2.34% from 2.44%.

For the year ended June 30, 2014, our net interest rate spread decreased by two basis points from 2.34% for the year ended June 30, 2013 while our net interest margin declined six basis points from 2.50% for the year ended June 30, 2013.

For the year ended June 30, 2013, our net interest rate spread decreased by 12 basis points from 2.46% for the year ended June 30, 2012 while our net interest margin declined 15 basis points from 2.65% for the year ended June 30, 2012.

We continue to be at risk of additional reductions in our net interest rate spread and net interest margin resulting from further declines in our yield on interest-earning assets that may outpace any subsequent reductions in our cost of funds. In particular, our ability to further reduce the cost of our interest-bearing deposits is increasingly limited given that most deposit offering rates are already well below 1.00% at June 30, 2015. Moreover, our liability sensitivity may adversely affect net income in the future when market interest rates ultimately increase from historical lows and our cost of interest-bearing liabilities rises faster than our yield on interest-earning assets.

Interest rates also affect how much money we lend. For example, when interest rates rise, the cost of borrowing increases and loan originations tend to decrease. In addition, changes in interest rates can affect the average life of loans and securities. A reduction in interest rates generally results in increased prepayments of loans and mortgage-backed securities, as borrowers refinance their debt in order to reduce their borrowing cost. This causes reinvestment risk, because we generally are not able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities.

Changes in market interest rates also impact the value of our interest-earning assets and interest-bearing liabilities as well as the value of our derivatives portfolios.  In particular, the unrealized gains and losses on securities available for sale and changes in the fair value of interest rate derivatives servings as cash flows hedges are reported, net of tax, in accumulated other comprehensive income which is a component of stockholders’ equity. Consequently, declines in the fair value of these instruments resulting from changes in market interest rates may adversely affect stockholders’ equity.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the required amount of the allowance for loan losses, we evaluate certain loans individually and establish loan loss allowances for specifically identified impairments. For all non-impaired loans, including those not individually reviewed, we estimate losses and establish loan loss allowances based upon historical and environmental loss factors. If the assumptions used in our calculation methodology are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in further additions to our allowance. While our allowance for loan losses was 0.74% of total loans at June 30, 2015, significant additions to our allowance could materially decrease our net income.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

A significant portion of our assets consists of investment securities, which generally have lower yields than loans, and we classify a significant portion of our investment securities as available for sale, which creates potential volatility in our equity and may have an adverse impact on our net income.

As of June 30, 2015, our securities portfolio, which includes both mortgage-backed and non-mortgage-backed debt securities, totaled $1.43 billion, or 33.8% of our total assets. Investment securities typically have lower yields than loans. For the year ended June 30, 2015, the weighted average yield of our investment securities portfolio was 2.08%, as compared to 4.14% for our loan portfolio. Accordingly, our net interest margin is lower than it would have been if a higher proportion of our interest-earning assets consisted of loans. Additionally, at June 30, 2015, $767.3 million, or 53.6% of our investment securities, are classified as available for sale and reported at fair value with unrealized gains or losses excluded from earnings and reported in other comprehensive income, which affects our reported equity. Accordingly, given the significant size of the investment securities portfolio classified as available for sale and due to possible mark-to-market adjustments of that portion of the portfolio resulting from market conditions, we may experience greater volatility in the value of reported equity. Moreover, given that we actively manage our investment securities portfolio classified as available for sale, we may sell securities which could result in a realized loss, thereby reducing our net income.

Our increased commercial lending exposes us to additional risk.

Our commercial loans increased to 67.0% of total loans at June 30, 2015 from 38.5% of total loans at June 30, 2011. Our commercial lending operations include commercial mortgage loans, comprising multi-family loans and non-residential mortgage loans, as well as commercial business loans. We intend to continue increasing commercial lending as part of our planned transition from a traditional thrift to a full-service community bank. We have also increased our commercial lending staff and are seeking additional commercial lenders to help grow the commercial loan portfolio. Our increased commercial lending, however, exposes us to greater risks than one- to four-family residential lending. Unlike single-family, owner-occupied residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and are secured by real property whose value tends to be more easily ascertainable and realizable, the repayment of commercial loans typically is dependent on the successful operation and income stream of the borrower, which can be significantly affected by economic conditions, and are secured, if at all, by collateral that is more difficult to value or sell or by collateral which may depreciate in value. In addition, commercial loans generally carry larger balances to single borrowers or related groups of borrowers than one- to four-family mortgage loans, which increases the financial impact of a borrower’s default.

Our loan portfolio contains a significant portion of loans that are unseasoned. It is difficult to evaluate the future performance of unseasoned loans.

Our net loan portfolio has grown to $2.09 billion at June 30, 2015, from $1.26 billion at June 30, 2011. A portion of this increase is due to increases in commercial real estate and commercial business loans resulting from originations and from purchases of and participations in loans originated by other financial institutions. It is difficult to assess the future performance of these loans recently added to our portfolio because our relatively limited experience with such loans does not provide us with a significant payment history from which to evaluate future collectability. These loans may experience higher delinquency or charge-off levels than our historical loan portfolio experience, which could adversely affect our future performance.

Because we intend to continue to increase our commercial business loan originations, our credit risk will increase.

Kearny Bank historically has not had a significant portfolio of commercial business loans. We intend to increase our originations of commercial business loans, including C&I and SBA loans, which generally have more risk than one- to four-family residential mortgage loans. Since repayment of commercial business loans may depend on the successful operation of the borrower’s business, repayment of such loans can be affected by adverse conditions in the real estate market or the local economy. Because we plan to continue to increase our originations of these loans, it may be necessary to increase the level of our allowance for loan losses because of the increased risk characteristics associated with these types of loans. Any such increase to our allowance for loan losses would adversely affect our earnings.

Kearny Bank’s reliance on brokered deposits could adversely affect its liquidity and operating results.

Among other sources of funds, we rely on brokered deposits to provide funds with which to make loans and provide for other liquidity needs. On June 30, 2015, brokered deposits totaled $244.6 million, or approximately 9.9% of total deposits. Kearny Bank’s primary source for brokered money market deposits is the Promontory IND program, a brokered deposit network that is sourced by Promontory from large retail and institutional brokerage firms whose individual clients seek to have a portion of their investments held in interest-bearing accounts at FDIC-insured institutions. Our Promontory IND deposits totaled $226.2 million at June 30, 2015. These funds were augmented by a small portfolio of longer-term, brokered certificates of deposit acquired during fiscal 2014 whose balances totaled $18.4 million at June 30, 2015.

Generally brokered deposits may not be as stable as other types of deposits. In the future, those depositors may not replace their brokered deposits with us as they mature, or we may have to pay a higher rate of interest to keep those deposits or to replace them with other deposits or other sources of funds. Not being able to maintain or replace those deposits as they mature would adversely affect our liquidity. Paying higher deposit rates to maintain or replace brokered deposits would adversely affect our net interest margin and operating results.

We may be required to record impairment charges with respect to our investment securities portfolio.

We review our securities portfolio at the end of each quarter to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the impairment is other than temporary. If we conclude that the impairment is other than temporary, we are required to write down the value of that security. The “credit-related” portion of the impairment is recognized through earnings whereas the “noncredit-related” portion is generally recognized through other comprehensive income in the circumstances where the future sale of the security is unlikely.

At June 30, 2015, we had investment securities with fair values of approximately $1.43 billion on which we had approximately $9.4 million in gross unrealized losses. All unrealized losses on investment securities at June 30, 2015 represented temporary impairments of value. However, if changes in the expected cash flows of these securities and/or prolonged price declines result in our concluding in future periods that the impairment of these securities is other than temporary, we will be required to record an impairment charge against income equal to the credit-related impairment.

Our investments in corporate and municipal debt securities and collateralized loan obligations expose us to additional credit risks.

The composition and allocation of our investment portfolio has historically emphasized U.S. agency mortgage-backed securities and U.S. agency debentures. While such assets remain a significant component of our investment portfolio at June 30, 2015, recent enhancements to our investment policies, strategies and infrastructure have enabled us to diversify the composition and allocation of our securities portfolio. Such diversification has included investing in bank-qualified municipal obligations, bonds issued by financial institutions and collateralized loan obligations. Unlike U.S. agency securities, the municipal and corporate debt securities acquired are backed only by the credit of their issuers while investments in collateralized loan obligations generally rely on the structural characteristics of an individual tranche within a larger investment vehicle to protect the investor from credit losses arising from borrowers defaulting on the underlying securitized loans.

While we have invested primarily in investment grade securities, these securities are not backed by the federal government and expose us to a greater degree of credit risk than U.S. agency securities. Any decline in the credit quality of these securities exposes us to the risk that the market value of the securities could decrease which may require us to write down their value and could lead to a possible default in payment.

We hold certain intangible assets that could be classified as impaired in the future. If these assets are considered to be either partially or fully impaired in the future, our earnings would decrease.

At June 30, 2015, we had approximately $109.2 million in intangible assets on our balance sheet comprising $108.6 million of goodwill and $597,000 of core deposit intangibles. We are required to periodically test our goodwill and identifiable intangible assets for impairment. The impairment testing process considers a variety of factors, including the current market price of our common stock, the estimated net present value of our assets and liabilities, and information concerning the terminal valuation of similarly situated insured depository institutions. If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our common stock or our regulatory capital levels, but recognition of such an impairment loss could significantly restrict Kearny Bank’s ability to make dividend payments to Kearny Financial and therefore adversely impact the Company’s ability to pay dividends to stockholders.

Financial reform legislation could substantially increase our compliance burden and costs and necessitate changes in the conduct of our business.

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act is having a broad impact on the financial services industry, including significant regulatory and compliance changes. Many of the requirements called for in the Dodd-Frank Act are being implemented over time. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear and may not be known for many years. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. In particular, the following provisions of the Dodd-Frank Act, among others, are impacting our operations and activities, both currently and prospectively:

•	elimination of the OTS as our primary federal regulator, which requires us to continue adapting to a new regulatory regime;
•	weakening of federal preemption standards applicable to Kearny Bank, which exposes us to additional state regulation;
•	changes in methodologies for calculating deposit insurance premiums and increases in required deposit insurance fund reserve levels, which could increase our deposit insurance expense;
•	application of regulatory capital requirements to Kearny Financial; and
•	imposition of comprehensive, new consumer protection requirements, which could substantially increase our compliance burden and potentially expose us to new liabilities.

Further, we may be required to invest significant management attention and resources to evaluate and continue to make any changes necessary to comply with new statutory and regulatory requirements under the Dodd-Frank Act. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.

Strong competition within our market area may limit our growth and profitability.

Competition is intense within the banking and financial services industry in New Jersey and New York. In our market area, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors have substantially greater resources, higher lending limits and offer services that we do not or cannot provide. This competition makes it more difficult for us to originate new loans and attract and retain deposits. Price competition for loans may result in originating fewer loans, or earning less on our loans and price competition for deposits may result in a reduction of our deposit base or paying more on our deposits.

Our business is geographically concentrated in New Jersey and New York and a downturn in economic conditions within the region could adversely affect our profitability.

A substantial majority of our loans are to individuals and businesses in New Jersey and New York. A decline in the economy of the region could have an adverse impact on our earnings. We have a significant amount of real estate mortgages, such that continuing decreases in local real estate values may adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which may adversely influence our profitability.

The short-term and long-term impact of the changing regulatory capital requirements and new capital rules is uncertain.

The federal banking agencies have recently adopted proposals that have substantially amended the regulatory risk-based capital rules applicable to Kearny Bank and Kearny Financial. The amendments implemented the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The new rules apply regulatory capital requirements to both the Bank and the consolidated Company.  The amended rules included new minimum risk-based capital and leverage ratios, which became effective in January 2015, with certain requirements to be phased in beginning in 2016, and refined the definition of what constitutes “capital” for purposes of calculating those ratios.

The new minimum capital level requirements applicable to Kearny Bank and Kearny Financial include: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The amended rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

The Basel III changes and other regulatory capital requirements will result in generally higher regulatory capital standards. The application of more stringent capital requirements to the Bank and the consolidated Company could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could further limit our ability to make distributions, including paying out dividends or buying back shares.

A natural disaster could harm our business.

Natural disasters can disrupt our operations, result in damage to our properties, reduce or destroy the value of the collateral for our loans and negatively affect the local economies in which we operate, which could have a material adverse effect on our results of operations and financial condition. The occurrence of a natural disaster could result in one or more of the following: (i) an increase in loan delinquencies; (ii) an increase in problem assets and foreclosures; (iii) a decrease in the demand for our products and services; or (iv) a decrease in the value of the collateral for loans, especially real estate, in turn reducing customers’ borrowing power, the value of assets associated with problem loans and collateral coverage.

Acts of terrorism and other external events could impact our ability to conduct business.

Financial institutions have been, and continue to be, targets of terrorist threats aimed at compromising operating and communication systems. Additionally, the metropolitan New York area and northern New Jersey remain central targets for potential acts of terrorism. Such events could cause significant damage, impact the stability of our facilities and result in additional expenses, impair the ability of our borrowers to repay their loans, reduce the value of collateral securing repayment of our loans, and result in the loss of revenue. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition.

Because the nature of the financial services business involves a high volume of transactions, we face significant operational risks.

We operate in diverse markets and rely on the ability of our employees and systems to process a high number of transactions. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside the Company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of the internal control system and compliance requirements, and business continuation and disaster recovery. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. In the event of a breakdown in the internal control system, improper operation of systems or improper employee actions, we could suffer financial loss, face regulatory action, and suffer damage to our reputation.

Our risk management framework may not be effective in mitigating risk and reducing the potential for significant losses.

Our risk management framework is designed to effectively manage and mitigate risk while minimizing exposure to potential losses. We seek to identify, measure, monitor, report and control our exposure to risk, including strategic, market, liquidity, compliance and operational risks. While we use a broad and diversified set of risk monitoring and mitigation techniques, these techniques are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. Recent economic conditions and heightened legislative and regulatory scrutiny of the financial services industry, among other developments, have increased our level of risk. Accordingly, we could suffer losses as a result of our failure to properly anticipate and manage these risks.

We could be adversely affected by failure in our internal controls.

A failure in our internal controls could have a significant negative impact not only on our earnings, but also on the perception that customers, regulators and investors may have of us. We continue to devote a significant amount of effort, time and resources to continually strengthening our controls and ensuring compliance with complex accounting standards and banking regulations.

Risks associated with system failures, interruptions, or breaches of security could negatively affect our earnings.

Information technology systems are critical to our business. We use various technology systems to manage our customer relationships, general ledger, securities investments, deposits, and loans. We have established policies and procedures to prevent or limit the effect of system failures, interruptions, and security breaches, but such events may still occur or may not be adequately addressed if they do occur. In addition, any compromise of our systems could deter customers from using our products and services. Although we rely on security systems to provide security and authentication necessary to effect the secure transmission of data, these precautions may not fully protect our systems from security breaches.

In addition, we outsource a majority of our data processing to certain third-party providers. If these third-party providers encounter difficulties, or if we have difficulty communicating with them, our ability to timely and accurately process and account for transactions could be affected, and our business operations could be adversely affected. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

The occurrence of any system failures, interruption, or breach of security could damage our reputation and result in a loss of customers and business thereby subjecting us to additional regulatory scrutiny, or could expose us to litigation and possible financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations.

Our inability to effectively deploy our excess capital may negatively affect return on equity and shareholder value.

Our successful second step conversion and stock offering during fiscal 2015 resulted in the Company holding a significant level of excess capital in relation to its overall asset size and risk profile.  Our business plan calls for us to execute a variety of strategies to deploy this excess capital including, but not limited to, continued organic balance sheet growth and diversification, implementation of share repurchase plans and payment of regular cash dividends.  Additionally, we will carefully consider acquisition opportunities to further deploy our excess capital when we expect such opportunities to significantly enhance long-term shareholder value.  Our inability to effectively and timely deploy our excess capital through these strategies may constrain growth in earnings and return on equity and thereby diminish potential growth in shareholder value.

Acquisitions may disrupt our business and dilute stockholder value.

We regularly evaluate merger and acquisition opportunities with other financial institutions and financial services companies. As a result, negotiations may take place and future mergers or acquisitions involving cash, debt, or equity securities may occur at any time. We would seek acquisition partners that offer us either significant market presence or the potential to expand our market footprint and improve profitability through economies of scale or expanded products and services.

Future acquisitions of other banks, businesses, or branches may have an adverse effect on our financial results and may involve various other risks commonly associated with acquisitions, including, among other things:

•	difficulty in estimating the value of the target company;
•	payment of a premium over book and market values that may dilute our tangible book value and earnings per share in the short and long term;
•	potential exposure to unknown or contingent liabilities of the target company;
•	exposure to potential asset quality problems of the target company;
•	potential volatility in reported income associated with goodwill impairment losses;
•	difficulty and expense of integrating the operations and personnel of the target company;
•	inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits;
•	potential disruption to our business;
•	potential diversion of our management’s time and attention;

•	possible loss of key employees and customers of the target company; and
•	potential changes in banking or tax laws or regulations that may affect the target company.

Our inability to achieve profitability on new branches may negatively affect our earnings.

We have expanded our presence throughout our market area and we intend to pursue further expansion through de novo branching or the purchase of branches from other financial institutions. The profitability of our expansion strategy will depend on whether the income that we generate from the new branches will offset the increased expenses resulting from operating these branches. We expect that it may take a period of time before these branches can become profitable, especially in areas in which we do not have an established presence. During this period, the expense of operating these branches may negatively affect our net income.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company and the Bank conduct business from their administrative headquarters at 120 Passaic Avenue in Fairfield, New Jersey and 42 branch offices located in Bergen, Essex, Hudson, Middlesex, Monmouth, Morris, Ocean, Passaic and Union counties, New Jersey and Kings and Richmond counties, New York.  Eighteen of our offices are leased with remaining terms between one and fourteen years.  At June 30, 2015, our net investment in property and equipment totaled $39.2 million.  The following table sets forth certain information relating to our properties as of June 30, 2015.  The net book values reported include our investment in land, building and/or leasehold improvements by property location.

Office Location	Year Opened	Net Book Value at June 30, 2015 (In Thousands)	Square Footage	Owned/ Leased

Executive Office:
120 Passaic Avenue
Fairfield, New Jersey	2004	$10,140	53,000	Owned

Administrative Offices & Branch:
1903 Highway 35
Oakhurst, New Jersey	2008	379	15,200	Leased

Main Branch Office:
614 Kearny Avenue
Kearny, New Jersey	1928	855	6,764	Owned

Branches:
301 Main Street
Allenhurst, New Jersey	2011	396	3,600	Leased

611 Main Street
Belmar, New Jersey	2002	-	3,200	Leased

425 Route 9 & Ocean Gate Drive
Bayville, New Jersey	1973	135	3,500	Leased

501 Main Street
Bradley Beach, New Jersey	2001	717	3,100	Owned

689 Fifth Avenue
Brooklyn, New York 11215	1923	779	4,900	Owned

417 Bloomfield Avenue
Caldwell, New Jersey	1968	343	4,400	Owned

20 Willow Street
East Rutherford, New Jersey	1969	31	3,100	Owned

534 Harrison Avenue
Harrison, New Jersey	1995	605	3,000	Owned

1353 Ringwood Avenue
Haskell, New Jersey	1996	-	2,500	Leased

718B Buckingham Drive
Lakewood, New Jersey	2008	-	2,800	Leased

630 North Main Street
Lanoka Harbor, New Jersey	2005	1,868	3,200	Owned

Office Location	Year Opened	Net Book Value at June 30, 2015 (In Thousands)	Square Footage	Owned/ Leased
700 Branch Avenue
Little Silver, New Jersey	2001	-	2,500	Leased

444 Ocean Boulevard North
Long Branch, New Jersey	2004	-	1,500	Leased

627 Second Avenue
Long Branch, New Jersey	1998	584	3,200	Owned

307 Stuyvesant Avenue
Lyndhurst, New Jersey	1970	1,619	3,300	Owned

155 Main Street
Manasquan, New Jersey	1998	10	3,000	Leased

270 Ryders Lane
Milltown, New Jersey	1989	12	3,600	Leased

339 Main Road
Montville, New Jersey	1996	4	1,850	Leased

300 West Sylvania Avenue
Neptune City, New Jersey	2000	171	3,000	Leased

119 Paris Avenue
Northvale, New Jersey	1965	273	1,750	Owned

80 Ridge Road
North Arlington, New Jersey	1952	96	3,500	Owned

61 Main Avenue
Ocean Grove, New Jersey	2002	-	2,800	Leased

510 State Highway 34
Old Bridge Township, New Jersey	2002	848	2,400	Owned

207 Old Tappan Road
Old Tappan, New Jersey	1973	429	2,200	Owned

267 Changebridge Road
Pine Brook, New Jersey	1974	183	3,600	Owned

2201 Bridge Avenue
Point Pleasant, New Jersey	2001	14	3,500	Leased

917 Route 23 South
Pompton Plains, New Jersey	2009	1,140	2,400	Leased

653 Westwood Avenue
River Vale, New Jersey	1965	598	1,600	Owned

252 Park Avenue
Rutherford, New Jersey	1974	1,413	1,984	Owned

520 Main Street
Spotswood, New Jersey	1979	181	2,400	Owned

Office Location	Year Opened	Net Book Value at June 30, 2015 (In Thousands)	Square Footage	Owned/ Leased
700 Allaire Road
Spring Lake Heights, New Jersey	1999	-	2,500	Leased

130 Mountain Avenue
Springfield, New Jersey	1991	1,005	6,500	Owned

339 Sand Lane
Staten Island, New York 10305	2009	95	1,985	Leased

827 Fischer Boulevard
Toms River, New Jersey	1996	536	3,500	Owned

2100 Hooper Avenue
Toms River, New Jersey	2008	30	2,000	Leased

2200 Highway 35
Wall Township, New Jersey	1997	897	5,000	Owned

487 Pleasant Valley Way
West Orange, New Jersey	1971	114	3,000	Owned

216 Main Street
West Orange, New Jersey	1975	217	2,400	Owned

250 Valley Boulevard
Wood-Ridge, New Jersey	1957	1,368	9,500	Owned

661 Wyckoff Avenue
Wyckoff, New Jersey	2002	2,186	6,300	Owned

Item 3. Legal Proceedings

We are, from time to time, party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business.  At June 30, 2015, there were no lawsuits pending or known to be contemplated against us that would be expected to have a material effect on operations or income.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information.  The Company’s common stock trades on The NASDAQ Global Select Market under the symbol “KRNY”.  The table below shows the reported high and low prices of the common stock and dividends paid per public share for each quarter during the last two fiscal years.  The prices for the Company’s shares of common stock reported on the table below have been adjusted, where applicable, for the exchange ratio of 1.3804 applied to all outstanding shares held by public stockholders upon the closing of the Company’s second step conversion and stock offering on May 18, 2015.

	High	Low	Dividends Paid
Fiscal Year 2015
Quarter ended June 30, 2015	$11.50	$9.50	$-
Quarter ended March 31, 2015	$10.25	$9.42	$-
Quarter ended December 31, 2014	$10.85	$9.15	$-
Quarter ended September 30, 2014	$11.76	$9.65	$-

Fiscal Year 2014
Quarter ended June 30, 2014	$11.26	$9.40	$-
Quarter ended March 31, 2014	$11.22	$7.90	$-
Quarter ended December 31, 2013	$8.69	$7.32	$-
Quarter ended September 30, 2013	$8.00	$6.66	$-

Declarations of dividends by the Board of Directors depend on a number of factors, including investment opportunities, growth objectives, financial condition, profitability, tax considerations, minimum capital requirements, regulatory limitations, stock market characteristics and general economic conditions. The timing, frequency and amount of dividends are determined by the Board of Directors.

The Company’s ability to pay dividends may also depend on the receipt of dividends from the Bank, which is subject to a variety of limitations under federal banking regulations regarding the payment of dividends.

As of September 4, 2015 there were 3,669 registered holders of record of the Company’s common stock, plus approximately 5,812 beneficial (street name) owners.

(b) Use of Proceeds.  On September 5, 2014, Kearny Financial filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with the second-step conversion of Kearny, MHC and the related offering of common stock by Kearny Financial.  The Registration Statement (File No. 333-198602), as amended, was declared effective by the Securities and Exchange Commission on March 13, 2015.  Kearny Financial registered 102,637,570 shares of common stock, par value $0.01 per share, pursuant to the Registration Statement for an aggregate offering value of $1.03 billion.  The stock offering commenced on March 23, 2015, and ended on April 15, 2015.

On May 18, 2015, the Company completed its second-step conversion and stock offering.  In conjunction with that transaction, the Company sold 71,750,000 shares of its common stock at $10.00 per share, resulting in gross proceeds of $717.5 million.  The new shares issued included 3,612,500 shares sold to the Bank’s Employee Stock Ownership Plan (“ESOP”) with an aggregate value of $36.1 million based on the sales price of $10.00 per share.  Concurrent with the closing of the transaction, the Company also issued an additional 500,000 shares of its common stock with an aggregate value of $5.0 million and contributed these shares with an additional $5.0 million in cash to the KearnyBank Foundation.

The Company recognized direct stock offering costs of approximately $10.7 million in conjunction with the transaction which reduced the net proceeds credited to capital.  Such costs included a fee of $6.8 million paid to Sandler O’Neill & Partners L.P. (“SOP”) who was engaged to assist in the marketing of the common stock.  SOP was also reimbursed $340,000 for its reasonable out-of-pocket expenses, inclusive of its legal fees and expenses.

After adjusting for transaction costs and the value of the shares issued to the Bank’s ESOP, the Company recognized a net increase in equity capital of approximately $670.7 million, of which approximately $353.4 million was contributed to the Bank by the Company as an additional investment in the Bank’s common equity.  The Bank initially invested such funds into short-term instruments for subsequent re-investment into loans, securities and bank-owned life insurance.  The remaining net proceeds retained by Kearny Financial were deposited with the Bank.

(c) Issuer Purchases of Equity Securities.  Set forth below is information regarding the Company’s stock repurchases during the fourth quarter of the fiscal year ended June 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2015	-	$-	-	965,921
May 1-31, 2015	-	$-	-	-
June 1-30, 2015	-	$-	-	-

Total	-	$-	-	-

(1)

On December 2, 2013, the Company announced the authorization of a stock repurchase plan for up to 1,052,748 shares or 5% of shares outstanding.  The plan was discontinued in conjunction with the closing of the Company’s second step conversion and stock offering on May 18, 2015.

Stock Performance Graph.  The following stock performance graph compares the cumulative total shareholder return on the Company’s common stock with (a) the cumulative total shareholder return on stocks included in the NASDAQ Composite Index, (b) the cumulative total shareholder return on stocks included in the SNL Thrift $1 Billion - $5 Billion Index and (c) the cumulative total shareholder return on stocks included in the SNL Thrift MHC Index, in each case assuming an investment of $100.00 as of June 30, 2010.  The cumulative total returns for the indices and the Company are computed assuming the reinvestment of dividends that were paid during the period. It is assumed that the investment in the Company’s common stock was made at the initial public offering price of $10.00 per share.

	At June 30,
	2010	2011	2012	2013	2014	2015

Kearny Financial Corp.	$100	$102	$110	$119	$172	$175
NASDAQ Composite	100	133	142	168	220	252
SNL Thrift $1B - $5B Index	100	111	121	147	179	206
SNL Thrift MHC Index	100	93	95	121	161	187

The NASDAQ Composite Index measures all NASDAQ domestic and international based common type stocks listed on The NASDAQ Stock Market. The SNL indices were prepared by SNL Financial LC, Charlottesville, Virginia. The SNL Thrift $1 Billion - $5 Billion Index includes all thrift institutions with total assets between $1.0 billion and $5.0 billion. The SNL Thrift MHC Index includes all publicly traded mutual holding companies.

There can be no assurance that the Company’s future stock performance will be the same or similar to the historical stock performance shown in the graph above. The Company neither makes nor endorses any predictions as to stock performance.

Item 6. Selected Financial Data

The following financial information and other data in this section are derived from the Company’s audited consolidated financial statements and should be read together therewith.

	At June 30,
	2015	2014	2013	2012	2011
	(In Thousands)
Balance Sheet Data:
Assets	$4,237,187	$3,510,009	$3,145,360	$2,937,006	$2,904,136
Net loans receivable	2,087,258	1,729,084	1,349,975	1,274,119	1,256,584
Debt securities available for sale	420,660	407,898	300,122	12,602	44,673
Mortgage-backed securities available for sale	346,619	437,223	780,652	1,230,104	1,060,247
Debt securities held to maturity	219,862	216,414	210,015	34,662	106,467
Mortgage-backed securities held to maturity	443,479	295,658	101,114	1,090	1,345
Cash and equivalents	340,136	135,034	127,034	155,584	222,580
Goodwill	108,591	108,591	108,591	108,591	108,591
Deposits	2,465,650	2,479,941	2,370,508	2,171,797	2,149,353
Borrowings	571,499	512,257	287,695	249,777	247,642
Stockholders' equity	1,167,375	494,676	467,707	491,617	487,874

	For the Years Ended June 30,
	2015	2014	2013	2012	2011
	(In Thousands, Except Percentage and Per Share Amounts)
Summary of Operations:
Interest income	$106,039	$95,819	$88,258	$98,549	$100,376
Interest expense	25,431	21,998	22,001	28,369	32,216
Net interest income	80,608	73,821	66,257	70,180	68,160
Provision for loan losses	6,108	3,381	4,464	5,750	4,628
Net interest income after loan loss provision	74,500	70,440	61,793	64,430	63,532
Non-interest income, excluding asset gains, losses and write-downs	8,616	6,967	6,179	4,767	3,640
Non-interest income (loss) from asset gains, losses and write-downs	(675)	1,156	10,209	(2,622)	1,207
Debt-extinguishment expenses	-	-	8,688	-	-
Contribution to charitable foundation	10,000	-	-	-	-
Other non-interest expenses	68,081	64,158	60,737	58,721	56,242
Income before taxes	4,360	14,405	8,756	7,854	12,137
Provision for income taxes	(1,269)	4,217	2,250	2,776	4,286
Net income	$5,629	$10,188	$6,506	$5,078	$7,851

Per Share Data:
Net income per share - Basic and diluted	$0.06	$0.11	$0.07	$0.06	$0.08
Weighted average number of common shares
outstanding (in thousands):
Basic	91,717	90,825	91,316	91,790	92,650
Diluted	91,841	90,880	91,316	91,790	92,650
Cash dividends per share (1)	$-	$-	$-	$0.11	$0.14
Dividend payout ratio (2)	-%	-%	-%	54.60%	41.00%

(1)	Excludes dividends waived by Kearny MHC.
(2)	Represents cash dividends paid divided by net income.

	At or For the Years Ended June 30,
	2015	2014	2013	2012	2011
Performance ratios:
Return on average assets (net income divided by average total assets)	0.15%	0.31%	0.22%	0.17%	0.29%
Return on average equity (net income divided by average total equity)	0.98	2.17	1.33	1.04	1.63
Net interest rate spread	2.20	2.32	2.34	2.46	2.56
Net interest margin	2.34	2.44	2.50	2.65	2.80
Averge interest-earning assets to average interest-earning liabilities	119.04	116.81	118.83	117.90	117.38
Efficiency ratio (non-interest expenses divided by sum of net interest income and non-interest income)	88.18	78.30	84.00	81.19	77.04
Non-interest expense to average assets	2.10	1.96	2.38	2.02	2.10

Asset Quality Ratios:
Non-performing loans to total loans	1.09	1.45	2.27	2.61	2.76
Non-performing assets to total assets	0.56	0.77	1.05	1.27	1.46
Net charge-offs to average loans outstanding	0.16	0.12	0.28	0.59	0.12
Allowance for loan losses to total loans	0.74	0.71	0.80	0.79	0.93
Allowance for loan losses to non-performing loans	68.17	48.96	35.24	30.20	33.65

Capital Ratios:
Averge equity to average assets	15.49	14.29	16.70	16.75	17.94
Equity to assets at period end	27.55	14.09	14.87	16.74	16.80
Tangible equity to tangible assets at period end (1)	25.63	11.32	11.93	12.87	13.11

(1)	Tangible equity equals total stockholders’ equity reduced by goodwill and core deposit intangible assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

This discussion and analysis reflects Kearny Financial Corp.’s consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations.  You should read the information in this section in conjunction with the business and financial information regarding Kearny Financial Corp. and the consolidated financial statements and notes thereto contained in this Annual Report on Form 10-K.

Overview

Financial Condition.  Total assets increased $727.2 million to $4.24 billion at June 30, 2015 from $3.51 billion at June 30, 2014.  The increase in total assets was largely funded through an increase in capital resulting from the net proceeds raised through the Company’s second step conversion and stock offering that closed on May 18, 2015.  Funding for the growth in total assets was also provided through an increase in borrowings that was partially offset by a net decrease in the balance of deposits.  The net decrease in deposits reflected a decrease in the balance of certificates of deposit that was partially offset by an increase in non-maturity deposits.  The net growth in capital and liabilities funded a net increase in earning assets reflecting growth in loans, non-mortgage-backed securities, mortgage-backed securities and other interest-earning assets.

During fiscal 2015, loans receivable increased by $361.4 million to $2.10 billion, or 54.1% of earning assets, at June 30, 2015 from $1.74 billion, or 53.7% of earning assets, at June 30, 2014.  For those same comparative periods, total securities increased by $74.7 million to $1.43 billion, or 36.8% of earnings assets, at June 30, 2015 from $1.36 billion, or 41.8% of earnings assets, at June 30, 2014.

Our business plan continues to call for increased origination of commercial loans with an emphasis on commercial mortgages, including multi-family and nonresidential mortgage loans, as well as secured and unsecured commercial business loans.  During fiscal 2015, commercial loans grew by $357.5 million, or 34.0%, to $1.41 billion, or 67.0% of total loans, from $1.05 billion, or 60.3% of total loans, at June 30, 2014.  For those same comparative periods, one- to four-family mortgage loans, including first mortgages and home equity loans and lines of credit, increased by $3.8 million to $684.0 million, or 32.5% of total loans, from $680.2 million, or 39.0% of total loans.

We generally maintained the overall composition and allocation of our securities portfolio during fiscal 2015.  Non-mortgage-backed securities, including U.S. agency debentures, corporate bonds, single-issuer trust preferred securities, collateralized loan obligations, municipal obligations, and asset-backed securities increased by $16.2 million to $640.5 million, or 44.8% of securities, at June 30, 2015 from $624.3 million, or 46.0% of securities, at June 30, 2014.  For those same comparative periods, the balance of mortgage-backed securities, comprised primarily of U.S. government and agency pass-through securities and collateralized mortgage obligations, increased by $57.2 million to $790.1 million, or 55.2% of securities, from $732.9 million, or 54.0% of securities.

For the year ended June 30, 2015, our total deposits decreased by $14.3 million to $2.47 billion from $2.48 billion at June 30, 2014.  As noted above, the net decrease in deposits reflected a $35.5 million decline in certificates of deposit that was partially offset by a net increase in non-maturity deposits totaling $21.2 million. The net increase in non-maturity deposits partly reflected increases of $24.2 million and $2.5 million, respectively, in the balances of interest-bearing checking accounts and savings and club accounts.  These increases were partially offset by a $5.5 million decrease in the balance of non-interest-bearing checking accounts.

The balance of borrowings increased by $59.2 million to $571.5 million at June 30, 2015 from $512.3 million at June 30, 2014.  The increase in borrowings largely reflected a $54.9 million net increase in FHLB advances representing new advances drawn to fund a portion of the loan growth reported during fiscal 2015 that were partially offset by the balance of advances repaid during the year.  Interest rate derivatives were used to effectively extend duration of the new borrowings drawn for interest rate risk management purposes.  The increase in borrowings also reflected a $4.4 million increase in the balance of overnight borrowings in the form of depositor sweep accounts.

Stockholders’ equity increased by $672.7 million to $1.17 billion at June 30, 2015 from $494.7 million at June 30, 2014.  As noted above, the increase in stockholders’ equity was largely attributable to the net capital raised through the Company’s second step conversion and stock offering that closed on May 18, 2015.  In conjunction with that transaction, the Company sold 71,750,000 shares of its common stock at $10.00 per share, resulting in gross proceeds of $717.5 million.  The new shares issued included 3,612,500 shares sold to the Bank’s Employee Stock Ownership Plan (“ESOP”) with an aggregate value of $36.1 million based on the sales price of $10.00 per share.  Concurrent with the closing of the transaction, the Company also issued an additional 500,000 shares of its common stock with an aggregate value of $5.0 million and contributed these shares with an additional $5.0 million in cash to the KearnyBank Foundation.

The Company recognized direct stock offering costs of approximately $10.7 million in conjunction with the transaction which reduced the net proceeds credited to capital.  After adjusting for transaction costs and the value of the shares issued to the Bank’s ESOP, the Company recognized a net increase in equity capital of approximately $670.7 million, of which approximately $353.4 million was contributed to the Bank by the Company as an additional investment in the Bank’s common equity.

The outstanding shares held by the Company’s public stockholders immediately prior to the closing of the conversion and stock offering were “exchanged” or converted into 1.3804 shares of the Company’s new common stock.  All shares previously held by Kearny MHC, the former mutual holding company, as well as the remaining shares previously repurchased by the Company and held in treasury were cancelled concurrent with the closing of the transaction.

At June 30, 2015, the Company had 93,528,092 shares outstanding, comprising 71,750,000 new shares sold in the stock offering, 500,000 new shares issued to the KearnyBank Foundation and 21,278,092 exchanged shares, as adjusted for the cash settlement of fractional shares.

Results of Operations.  Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest‑earning assets and the interest we pay on our interest‑bearing liabilities.  It is a function of the average balances of loans and investments versus deposits and borrowed funds outstanding in any one period and the yields earned on those loans and investments and the cost of those deposits and borrowed funds.  Our results of operations are also affected by our provision for loan losses, non‑interest income and non‑interest expense.

Net income for the fiscal year ended June 30, 2015 was $5.6 million or $0.06 per diluted share; a decrease of $4.6 million from $10.2 million or $0.11 per diluted share for the fiscal year ended June 30, 2014.  The decline in net income primarily reflected a $10.0 million charitable contribution made by the Company to the KearnyBank Foundation in conjunction with the closing of the Company’s second-step conversion and stock offering.  As noted above, the contribution included $5.0 million in cash and 500,000 shares of the Company’s common stock valued at $10.00 per share for a total contribution of $10.0 million.  After giving effect to the income tax benefit, the contribution reduced net income for the year by approximately $6.1 million or $0.07 per basic and diluted share.

Our net interest income increased $6.8 million to $80.6 million for the year ended June 30, 2015 from $73.8 million for the year ended June 30, 2014.  The increase in net interest income partly reflected a $10.2 million increase in interest income to $106.0 million from $95.8 million.  The increase in interest income primarily reflected an increase in the average balance of interest-earning assets that was partially offset by a decline in their average yield.  For the year ended June 30, 2015, the average balance of interest-earning assets increased by $419.6 million to $3.45 billion compared to $3.03 billion for the year ended June 30, 2014.  For those same comparative periods, the average yield on interest-earning assets decreased by nine basis points to 3.08% from 3.17%.

The increase in interest income for the year ended June 30, 2015 was partially offset by a $3.4 million increase in interest expense.  The increase in interest expense between the two periods reflected an increase in the average balance of interest-bearing liabilities coupled with an increase in their average cost.  For the year ended June 30, 2015 the average balance of interest-bearing liabilities increased by $303.8 million to $2.90 billion compared to $2.59 billion for the year ended June 30, 2014.  For those same comparative periods, the average cost of interest-bearing liabilities increased three basis points to 0.88% from 0.85%.

In total, the net interest rate spread decreased 12 basis points to 2.20% for fiscal 2015 from 2.32% for fiscal 2014 while the net interest margin decreased ten basis points to 2.34% from 2.44% for those same comparative periods.

The provision for loan losses increased $2.7 million to $6.1 million for fiscal 2015 from $3.4 million for fiscal 2014.  The net increase in the provision primarily reflected updates to historical and environmental loss factors utilized to measure impairment on collectively evaluated loans.  These increases were partially offset by modestly lower net growth in such loans between comparative periods.  The increase in provision expense was also attributable to an increase in specific losses recognized on loans evaluated individually for impairment.  This increase was exacerbated by a lower level of recoveries recognized on such loans during fiscal 2015 compared to fiscal 2014.

Non-interest income decreased $182,000 to $7.9 million for fiscal 2015 from $8.1 million for fiscal 2014.  The decrease in non-interest income partly reflected a decline in gains on securities sold coupled with an increase in losses relating to write downs and sales of real estate owned.  These decreases in non-interest income were partially offset by an increase in income attributable to our investment in bank-owned life insurance due largely to payouts received on certain policies.   Other variances in non-interest income included an increase in loan-related fees and charges, due largely to an increase in loan prepayment charges, that was partially offset by a decrease in deposit-related and electronic banking-related fees and charges.   Additionally, an increase in SBA loan origination and sale volume resulted in an increase in the related sale gains during fiscal 2015.

Non-interest expense increased by $13.9 million to $78.1 million for the year ended June 30, 2015 from $64.2 million for the year ended June 30, 2014.  Most notably, the increase in non-interest expense included a $10.0 million charitable contribution that was made by the Company to the KearnyBank Foundation in conjunction with the closing of the Company’s second-step conversion and stock offering.  The increase in non-interest expense also reflected increases in salaries and employee benefits expense largely reflecting the continuing expansion of the Company’s lending infrastructure as well as the additional costs of the personnel acquired and retained from the Atlas acquisition.  The Company also recognized an increase in premises occupancy expense reflecting increased facility repairs and maintenance expenses as well as increases in other facility-related cost attributable, in part, to the Atlas acquisition.

The noted increases in non-interest expense were partially offset by a decrease in equipment and systems expenses primarily reflecting a reduction in non-recurring technology-related service provider expenses as well as reflecting the absence of merger-related expenses in fiscal 2015 compared to those recognized in fiscal 2014 relating to the Atlas acquisition.  Less noteworthy variances were reported in advertising and marketing, deposit insurance expense, director compensation and other categories of miscellaneous expense that generally reflected normal operating fluctuations within in those categories or expenditures supporting specific business strategies.

The combined effects of these factors resulted in lower pre-tax net income during fiscal 2015 compared with fiscal 2014.  Given the effects of the Company’s recurring tax-favored income sources on taxable net income, including income from municipal obligations and bank-owned life insurance, coupled with the recognition of other non-recurring tax-related adjustments arising, in part,  from our second step conversion and prior acquisition of Atlas Bank, the Company recognized an income tax benefit for fiscal 2015 compared to income tax expense for fiscal 2014.

Critical Accounting Policies

Our accounting policies are integral to understanding the results reported. We describe them in detail in Note 1 to our audited consolidated financial statements included as an exhibit to this document. In preparing the audited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of financial condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses, the evaluation of securities impairment and the impairment testing of goodwill.

Allowance for Loan Losses. The allowance for loan losses is a valuation account that reflects our estimation of the losses in our loan portfolio to the extent they are both probable and reasonable to estimate.  The balance of the allowance is generally maintained through provisions for loan losses that are charged to income in the period that estimated losses on loans are identified by our loan review system.  We charge losses on loans against the allowance as such losses are actually incurred.  Recoveries on loans previously charged-off are added back to the allowance.

As described in greater detail in the notes to audited consolidated financial statements, our allowance for loan loss calculation methodology utilizes a “two-tier” loss measurement process that is performed quarterly.  Through the first tier of the process, we identify the loans that must be reviewed individually for impairment.   Such loans generally include our larger and/or more complex loans including commercial mortgage loans, as well as our one- to four-family mortgage loans, home equity loans and home equity lines of credit.  A reviewed loan is deemed to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Once a loan is determined to be impaired, management measures the amount of the estimated impairment associated with that loan which is generally defined as the amount by which the carrying value of a loan exceeds its fair value.  We establish valuation allowances for loan impairments in the fiscal period during which they are identified.  Impairments on individually evaluated loans generally are charged off against the applicable valuation allowance when they are determined to be confirmed, expected losses.

The second tier of the loss measurement process involves estimating the probable and estimable losses on loans not otherwise individually reviewed for impairment.  Such loans generally comprise large groups of smaller-balance homogeneous loans as well as the remaining non-impaired loans of those types noted above that are otherwise eligible for individual impairment evaluation.

Valuation allowances established through the second tier of the loss measurement process utilize historical and environmental loss factors to collectively estimate the level of probable losses within defined segments of our loan portfolio.  To calculate the historical loss factors, our allowance for loan loss methodology generally utilizes a 24-month moving average of annual net charge-off rates (charge-offs net of recoveries) by loan segment, where available, to calculate the actual, historical loss experience.  The outstanding principal balance of each loan segment is multiplied by the applicable historical loss factor to estimate the level of probable losses based upon our historical loss experience.

Environmental loss factors are based upon specific qualitative criteria representing key sources of risk within the loan portfolio.  Such risk criteria includes the level of and trends in nonperforming loans; the effects of changes in credit policy; the experience, ability and depth of the lending function’s management and staff; national and local economic trends and conditions; credit risk concentrations; changes in local and regional real estate values; changes in the nature, volume and terms of loans; changes in the quality of loan review systems and resources and the effects of regulatory, legal and other external factors.  The outstanding principal balance of each loan segment is multiplied by the applicable environmental loss factor to estimate the level of probable losses based upon the qualitative risk criteria.

The sum of the probable and estimable loan losses calculated in accordance with loss measurement processes, as described above, represents the total targeted balance for our allowance for loan losses at the end of a fiscal period.  A more detailed discussion of our allowance for loan loss calculation methodology is presented in Note 1 to our audited consolidated financial statements.

Impairment Testing of Goodwill.  We record goodwill, representing the excess of amounts paid over the fair value of net assets of the institutions acquired in purchase transactions, at its fair value at the date of acquisition. Goodwill is tested and deemed impaired when the carrying value of goodwill exceeds its implied fair value. Goodwill was most recently tested as of June 30, 2015, at which time no impairment was indicated. As of that date, we reported goodwill of $108.6 million.  The value of the goodwill can change in the future. We expect the value of the goodwill to decrease if there is a significant decrease in the franchise value of Kearny Bank. If an impairment is determined in the future, we will reflect the loss as an expense in the period in which the impairment is determined, leading to a reduction of our net income for that period by the amount of the impairment.

Other-than-Temporary Impairment (“OTTI”) of Securities. If the fair value of a security is less than its amortized cost, the security is deemed to be impaired.  Management evaluates all securities with unrealized losses quarterly to determine if such impairments are “temporary” or “other-than-temporary” in accordance with applicable accounting guidance.

We account for temporary impairments based upon the classification of the related security as either available for sale, held to maturity or trading.  Temporary impairments on “available for sale” securities are recognized, on a tax-effected basis, through accumulated other comprehensive income with offsetting entries adjusting the carrying value of the security and the balance of deferred taxes.  Conversely, we do not adjust the carrying value of “held to maturity” securities for temporary impairments, although information concerning the amount and duration of impairments on held to maturity securities is generally disclosed in periodic financial statements.  The carrying value of securities held in a trading portfolio is adjusted to their fair value through earnings on a daily basis.  However, we maintained no securities in trading portfolios at or during the periods presented in these financial statements.

We account for OTTI based upon several considerations.  First, OTTI on securities that we have decided to sell as of the close of a fiscal period, or will, more likely than not, be required to sell prior to the full recovery of their fair value to a level equal to or exceeding their amortized cost, are recognized in earnings.  If neither of these conditions regarding the likelihood of the security’s sale is applicable, then the OTTI is bifurcated into credit-related and noncredit-related components.  A credit-related impairment generally represents the amount by which the present value of the cash flows that are expected to be collected on an other-than-temporarily impaired security fall below its amortized cost.  The noncredit-related component represents the remaining portion of the impairment not otherwise designated as credit-related.  We recognize credit-related, OTTI in earnings.  However, noncredit-related, other-than-temporary impairments on debt securities are recognized in accumulated other comprehensive income.

Comparison of Financial Condition at June 30, 2015 and June 30, 2014

General.  Total assets increased by $727.2 million to $4.24 billion at June 30, 2015 from $3.51 billion at June 30, 2014.  The increase was reflected across most categories of assets including loans, mortgage-backed and non-mortgage-backed securities, cash and cash equivalents and bank owned life insurance.  The increase in total assets was largely funded by increases in stockholders’ equity and borrowings that were partially offset by a decrease in total deposits.

Cash and Cash Equivalents.  Cash and cash equivalents, which consist primarily of interest-earning and non-interest-earning deposits in other banks, increased by $205.1 million to $340.1 million at June 30, 2015 from $135.0 million at June 30, 2014.  The increase in cash and cash equivalents largely reflected the portion of proceeds raised through the Company’s second-step conversion and stock offering that was not yet fully invested by June 30, 2015.  The gross proceeds raised by the Company in conjunction with its stock offering totaled $717.5 million.  The Company received net cash proceeds of approximately $636.2 million after deducting $10.7 million in transaction costs, $36.1 million loaned to the ESOP to purchase shares in the offering and $34.5 million of share purchases funded through withdrawals of existing deposits.

As noted in greater detail below, a significant portion of these proceeds were deployed into loans, investment securities and bank owned life insurance by June 30, 2015, while the remainder is expected to be fully deployed into additional loans during the quarter ending September 30, 2015.

Notwithstanding the temporary increase in short-term liquid assets held at June 30, 2015, we generally sought to maintain lower levels of cash and cash equivalents during the fiscal year ended June 30, 2015 to reduce the opportunity cost of excess liquidity.  Management continues to monitor the level of short-term, liquid assets in relation to the expected need for such liquidity to fund our strategic initiatives – particularly those relating to the expansion of our commercial lending functions.  We may alter our liquidity reinvestment strategies based upon the timing and relative success of those initiatives.

Debt Securities Available for Sale.  Debt securities classified as available for sale increased by $12.8 million to $420.7 million at June 30, 2015 from $407.9 million at June 30, 2014. The net increase partly reflected the purchase of $52.5 million in securities during the year ended June 30, 2015. The increase also reflected a $1.1 million increase in the fair value of the portfolio to a net unrealized loss of $2.2 million at June 30, 2015 from a net unrealized loss of $3.3 million at June 30, 2014. The decrease in the net unrealized loss was largely attributable to changes in the fair value of various sectors within the portfolio arising primarily from movements in market interest rates. The net increase in the portfolio was partially offset by sales of securities totaling $40.0 million coupled with $868,000 in principal repayments, excluding premium amortization and discount accretion.

At June 30, 2015, the available for sale debt securities portfolio included U.S. agency debentures, single-issuer trust preferred securities, corporate bonds, asset-backed securities, collateralized loan obligations and municipal obligations. Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio as of that date.

Mortgage-backed Securities Available for Sale.  Mortgage-backed securities available for sale decreased $90.6 million to $346.6 million at June 30, 2015 from $437.2 million at June 30, 2014. The net decrease partly reflected security sales totaling $17.2 million during the year ended June 30, 2015 coupled with cash repayment of principal totaling $79.8 million, excluding discount accretion and premium amortization.   The decrease also reflected a $2.3 million decline in the fair value of the portfolio to an unrealized gain of $2.1 million at June 30, 2015 from an unrealized gain of $4.4 million at June 30, 2014.  These decreases in the portfolio were partially offset by security purchases totaling $10.4 million for the year ended June 30, 2015.

At June 30, 2015, the available for sale mortgage-backed securities portfolio primarily included agency pass-through securities and agency collateralized mortgage obligations. As of that date, we also held one non-agency mortgage-backed security within the available for sale portfolio whose amortized cost and fair value totaled $167,000 and $165,000, respectively. Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio as of that date.

Additional information regarding securities available for sale at June 30, 2015 is presented in the “Business” section of this report as well as in Note 5 and Note 7 to the audited consolidated financial statements.

Debt Securities Held to Maturity.  Debt securities classified as held to maturity increased by $3.4 million to $219.9 million at June 30, 2015 from $216.4 million at June 30, 2014. The net increase partly reflected the purchase of $10.0 million in securities during the year ended June 30, 2015. The net increase in the portfolio was partially offset by repayments of such securities totaling $6.4 million, excluding premium amortization and discount accretion.

At June 30, 2015, the held to maturity debt securities portfolio included U.S. agency debentures and municipal obligations, a small portion of which represent non-rated, short term, bond anticipation and special emergency notes (“BANs”) issued by New Jersey municipalities.  Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio as of that date.

Mortgage-backed Securities Held to Maturity.  Mortgage-backed securities held to maturity increased by $147.8 million to $443.5 million at June 30, 2015 from $295.7 million at June 30, 2014. The increase in the portfolio largely reflected purchases of securities totaling $186.0 million.  Approximately $150.7 million of these purchases represented fully amortizing agency mortgage- backed securities with final stated maturities of ten years or less while the remaining $35.3 million of purchases represented longer-term mortgage-backed securities of which approximately $25.0 million were acquired primarily based upon their Community Reinvestment Act eligibility. The net increase in the portfolio was partially offset by cash repayment of principal totaling $37.3 million, excluding discount accretion and premium amortization.

At June 30, 2015, the held to maturity mortgage-backed securities portfolio primarily included agency pass-through securities and agency collateralized mortgage obligations. As of that date, we also held four non-agency mortgage-backed securities in the held to maturity portfolio whose aggregate amortized cost and fair value totaled $42,000 and $41,000, respectively. Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio as of that date.

Additional information regarding securities held to maturity at June 30, 2015 is presented in the “Business” section of this report as well as in Note 6 and Note 7 to the audited consolidated financial statements.

Loans Receivable.  Loans receivable, net of unamortized premiums, deferred costs and the allowance for loan losses, increased by $358.2 million to $2.09 billion at June 30, 2015 from $1.73 billion at June 30, 2014. The increase in net loans receivable was primarily attributable to new loan origination and purchase volume outpacing loan repayments during the year ended June 30, 2015.

Residential mortgage loans, including home equity loans and lines of credit, increased $3.8 million to $684.0 million at June 30, 2015 from $680.2 million at June 30, 2014. The components of the net increase included an increase in the balance of one- to four family first mortgage loans of $11.7 million to $592.3 million at June 30, 2015 from $580.6 million at June 30, 2014.  The increase in first mortgage loans was partially offset by a $5.4 million decrease in the balance of home equity loans to $70.3 million at June 30, 2015 from $75.6 million at June 30, 2014 as well as a $2.6 million decrease in the balance of home equity lines of credit to $21.4 million at June 30, 2015 from $24.0 million at June 30, 2014.

Residential mortgage loan activity for the year ended June 30, 2015 continued to reflect our increased strategic focus on commercial lending coupled with the combined effects of a slower pace of refinancing and a continuing low level of demand for “new purchase” mortgages. Moreover, as a portfolio lender cognizant of potential exposure to interest rate risk, we have generally refrained from lowering our long-term, fixed-rate residential mortgage rates to the levels available in the marketplace. Consequently, a portion of our residential mortgage borrowers may continue to seek long-term, fixed-rate refinancing opportunities from other market resources, further limiting growth within this segment of the loan portfolio.

In total, residential mortgage loan origination and purchase volume for the year ended June 30, 2015 were $51.3 million and $55.9 million, respectively, while aggregate originations of home equity loans and home equity lines of credit totaled $21.3 million for the year.

Commercial loans, in aggregate, increased $357.5 million to $1.41 billion at June 30, 2015 from $1.05 billion at June 30, 2014. The components of the aggregate increase included an increase in commercial mortgage loans totaling $325.3 million and an increase in commercial business loans of $32.2 million. The ending balances of commercial mortgage loans and commercial business loans at June 30, 2015 were $1.31 billion and $99.5 million, respectively.

Commercial loan origination volume for the year ended June 30, 2015 totaled $318.5 million, comprising $290.9 million and $27.6 million of commercial mortgage and commercial business loan originations, respectively. Commercial loan originations were augmented with the purchase of commercial mortgage loans and participations totaling $136.1 million as well as purchases of commercial business loans totaling $33.5 million during the year ended June 30, 2015.

The outstanding balance of construction loans, net of loans-in-process, decreased $1.6 million to $5.7 million at June 30, 2015 from $7.3 million at June 30, 2014. Construction loan disbursements for the year ended June 30, 2015 totaled $4.3 million.

Other loans, primarily comprising account loans, deposit account overdraft lines of credit and other consumer loans, decreased by $47,000 to $4.3 million at June 30, 2015 from $4.3 million at June 30, 2014. Other loan originations for the year ended June 30, 2015 totaled approximately $1.7 million.

Additional information regarding loans receivable at June 30, 2015 is presented in the “Business” section of this report as well as in Note 8 to the audited consolidated financial statements.

Nonperforming Loans.  Nonperforming loans decreased $2.4 million to $22.9 million or 1.09% of total loans at June 30, 2015 from $25.3 million or 1.45% of total loans at June 30, 2014. The balance of nonperforming loans at June 30, 2015 was comprised entirely of “nonaccrual” loans. By comparison, the balance of nonperforming loans at June 30, 2014 included $25.2 million of “nonaccrual” loans and $125,000 of loans reported as “over 90 days past due and accruing”.

Additional information about our nonperforming loans at June 30, 2015 is presented in the “Business” section of this report as well as in Note 9 to the audited consolidated financial statements.

Allowance for Loan Losses.  During the year ended June 30, 2015, the balance of the allowance for loan losses increased by approximately $3.2 million to $15.6 million or 0.74% of total loans at June 30, 2015 from $12.4 million or 0.71% of total loans at June 30, 2014.  The increase resulted from provisions of $6.1 million during the year ended June 30, 2015 that were partially offset by charge-offs, net of recoveries, totaling approximately $2.9 million.

Additional information about the allowance for loan losses at June 30, 2015 is presented in the Asset Quality section of this report as well as in Note 1 and Note 9 to the audited consolidated financial statements.

Other Assets.  The aggregate balance of other assets, including premises and equipment, FHLB stock, accrued interest receivable, goodwill, bank owned life insurance, deferred income taxes and other miscellaneous assets, increased by $90.5 million to $379.2 million at June 30, 2015 from $288.7 million at June 30, 2014.  The increase in other assets primarily reflected our purchase of additional bank-owned life insurance totaling $80.0 million funded with a portion of the capital proceeds received through the Company’s second step conversion and stock offering that closed during the fourth quarter of fiscal 2015.  The increase in other assets during fiscal 2015 also reflected a $7.5 million increase in deferred income tax assets that largely reflected deferred income tax benefits recognized during fiscal 2015 relating to the loan loss provisions resulting in the net increase in the allowance for loan losses and the Company’s contribution to the KearnyBank Foundation in conjunction with the closing of the second step conversion and stock offering.

The remaining increases and decreases in other assets generally comprised normal growth or operating fluctuations in their respective balances.

Deposits.  The balance of total deposits decreased by $14.3 million to $2.47 billion at June 30, 2015 from $2.48 billion at June 30, 2014. The net decrease in deposits reflected a $35.5 million decline in certificates of deposit that was partially offset by a net increase in non-maturity deposits totaling $21.2 million.  The net increase in non-maturity deposits partly reflected increases of $24.2 million and $2.5 million, respectively, in the balances of interest-bearing checking accounts and savings and club accounts.  These increases were partially offset by a $5.5 million decrease in the balance of non-interest-bearing checking accounts.

The decrease in non-interest-bearing checking accounts was primarily attributable to the closing of a single commercial deposit relationship whose account balances totaled approximately $11.5 million at June 30, 2014.  This decrease was partially offset by a $6.0 million net increase in the balance of other non-interest-bearing checking accounts during fiscal 2015.

The change in deposit balances for the period reflected changes in the balances of retail deposits as well as “non-retail” deposits acquired through various wholesale channels. The increase in the balance of interest-bearing checking accounts included a $12.7 million increase in the balance of brokered money market deposits acquired through Promontory’s IND program to $226.2 million or 9.2% of total deposits at June 30, 2015 from $213.5 million or 8.6% of total deposits at June 30, 2014. The terms of the IND program generally establish a reciprocal commitment for Promontory to deliver and for us to accept such deposits for a period of no less than five years during which time total aggregate balances shall be maintained within a range of $200.0 million to $230.0 million. Such deposits are generally sourced by Promontory from large retail and institutional brokerage firms whose individual clients seek to have a portion of their investments held in interest-bearing accounts at FDIC-insured institutions. The increase in interest-bearing checking accounts attributable to the increase in IND program deposits was augmented by an $11.5 million increase in retail account balances.

We continued to utilize a deposit listing service through which we attract “non-brokered” wholesale time deposits targeting institutional investors with a three-to-five year investment horizon. We generally prohibit the withdrawal of our listing service deposits prior to maturity. The balance of our listing service time deposits increased by $29.3 million to $89.9 million or 3.6% of total deposits at June 30, 2015 from $60.6 million or 2.4% of total deposits at June 30, 2014.

We also maintain a small portfolio of longer-term, brokered certificates of deposit that were originally acquired during fiscal 2014 whose balances decreased by approximately $151,000 to $18.4 million at June 30, 2015 from $18.5 million at June 30, 2014. In combination with Promontory IND money market deposits noted above, our brokered deposits totaled $244.6 million or 9.9% of deposits at June 30, 2015 compared to $232.0 million or 9.4% of total deposits at June 30, 2014.

The net growth in certificates of deposit acquired through wholesale sources was more than offset by a net decrease of $64.7 million in other retail time deposit balances.  The decrease in retail time deposits largely reflected our efforts to manage our cost of deposits which allowed for some controlled outflow of shorter-term time deposits during the year ended June 30, 2015. However, we did maintain our attractive offering rates on certain longer-term time deposits during that period to attract retail funding within the four-to-five year maturity tranches, which supported our larger goal of extending the duration of time deposits for interest rate risk management purposes.

Borrowings.  The balance of borrowings increased $59.2 million to $571.5 million at June 30, 2015 from $512.3 million at June 30, 2014. The increase in borrowings partly reflected an additional $75.0 million of FHLB advances drawn to fund a portion of our growth in loans during fiscal 2015.  The new advances were drawn during the quarter ended September 30, 2014 and we utilized interest rate derivatives during that period to effectively swap the rolling 90-day maturity/repricing characteristics of these new borrowings into a fixed rate for five years.

The new advances drawn during fiscal 2015 were partially offset by the repayments of $17.0 million of FHLB overnight advances and a maturing $3.0 million short-term advance that were outstanding at June 30, 2014 as well as the scheduled principal repayments on an amortizing advance during the year.  Borrowing activity for the period also reflected the rollover of other short-term FHLB advances during the period that coincided with the repricing of interest rate swaps that effectively converted such advances into longer-term, fixed rate funding.

The change in borrowing balances also reflected a $4.4 million increase in the balance of customer sweep accounts to $35.1 million at June 30, 2015, from $30.7 million at June 30, 2014. Sweep accounts are short-term borrowings representing funds that are withdrawn from a customer’s non-interest-bearing deposit account and invested in an uninsured overnight investment account that is collateralized by specified investment securities we own.

Other Liabilities.  The balance of other liabilities, including advance payments by borrowers for taxes and other miscellaneous liabilities, increased by $9.5 million to $32.7 million at June 30, 2015 from $23.1 million at June 30, 2014. The increase in other liabilities was primarily attributable to a decrease in the fair value of our interest rate derivatives of approximately $7.7 million.  The remaining variance generally represented normal operating fluctuations in the balances of other liabilities.

Stockholders’ Equity.  Stockholders’ equity increased by $672.7 million to $1.17 billion at June 30, 2015 from $494.7 million at June 30, 2014.  The increase in stockholders’ equity was largely attributable to the net capital raised through the Company’s second step conversion and stock offering that closed on May 18, 2015.  In conjunction with that transaction, the Company sold 71,750,000 shares of its common stock at $10.00 per share, resulting in gross proceeds of $717.5 million.  The new shares issued included 3,612,500 shares sold to the Bank’s ESOP with an aggregate value of $36.1 million based on the sales price of $10.00 per share.

The Company recognized direct stock offering costs of approximately $10.7 million in conjunction with the transaction which directly reduced the net proceeds credited to capital.  After adjusting for transaction costs and the value of the shares issued to the Bank’s ESOP, the Company recognized a net increase in equity capital of approximately $670.7 million, of which approximately $353.4 million was contributed to the Bank by the Company as an additional investment in the Bank’s common equity.

Concurrent with the closing of the transaction, the Company also issued an additional 500,000 shares of its common stock with an aggregate value of $5.0 million and contributed these shares with an additional $5.0 million in cash to the KearnyBank Foundation.  The total pre-tax expense of $10.0 million for the charitable contribution resulted in an after-tax charge of approximately $6.1 million against fiscal 2015 earnings which was reflected in net income of $5.6 million for the year ended June 30, 2015.

The outstanding shares held by the Company’s public stockholders immediately prior to the closing of the conversion and stock offering were “exchanged” or converted into 1.3804 shares of the Company’s new common stock.  All shares previously held by Kearny MHC, the former mutual holding company, as well as the remaining shares previously repurchased by the Company and held in treasury were cancelled concurrent with the closing of the transaction.

At June 30, 2015, the Company had 93,528,092 shares outstanding, comprising 71,750,000 new shares sold in the stock offering, 500,000 new shares issued to the KearnyBank Foundation and 21,278,092 exchanged shares, as adjusted for the cash settlement of fractional shares.

Comparison of Operating Results for the Years Ended June 30, 2015 and June 30, 2014

General. Net income for the year ended June 30, 2015 was $5.6 million or $0.06 per diluted share, a decrease of $4.6 million compared to $10.2 million or $0.11 per diluted share for the year ended June 30, 2014.  The decrease in net income was largely attributable to the charitable contribution to the KearnyBank Foundation discussed in the preceding section.  The decrease in net income also reflected an increase in other non-interest expense and in the provision for loan losses coupled with a decrease in non-interest income.  These factors were partially offset by an increase in net interest income.  In total, these factors resulted in a decrease in pre-tax net income between comparative periods.  The effects of the Company’s tax-favored income sources coupled with other reductions in income tax expense resulted in the recognition of a net income tax benefit during the year ended June 30, 2015.   By comparison, the Company recorded income tax expense for the year ended June 30, 2014 as taxable sources of net income outweighed the effects of the Company’s tax favored income sources during the year.

Net Interest Income. Net interest income for the year ended June 30, 2015 was $80.6 million, an increase of $6.8 million from $73.8 million for the year ended June 30, 2014.  The increase in net interest income between the comparative periods resulted primarily from an increase in interest income that was partially offset by an increase in interest expense.  The increase in interest income was primarily attributable to an increase in the average balance of interest-earning assets that was partially offset by a decline in their average yield.  The increase in interest expense resulted from an increase in the average balance of interest-bearing liabilities coupled with an increase their average cost.  The average yields and average costs between comparative periods continued to reflect the effects of low interest rates that were prevalent in the marketplace throughout most of fiscal 2015.

As a result of these factors, our net interest rate spread decreased 12 basis points to 2.20% for the year ended June 30, 2015 from 2.32% for the year ended June 30, 2014.  The decrease in the net interest rate spread reflected a nine basis point decline in the yield on earning assets to 3.08% from 3.17% coupled with a three basis point increase in the average cost of interest-bearing liabilities to 0.88% from 0.85% for the same comparative periods.  A discussion of the factors contributing to the overall change in yield on interest-earning assets and average cost of interest-bearing liabilities is presented in the separate discussion and analysis of interest income and interest expense below.

The factors resulting in the decrease in net interest income and net interest rate spread also adversely affected our net interest margin which decreased by ten basis points to 2.34% for the year ended June 30, 2015 from 2.44% for the year ended June 30, 2014.

Interest Income. Total interest income increased $10.2 million to $106.0 million for the year ended June 30, 2015 from $95.8 million for the year ended June 30, 2014.  The increase in interest income reflected an increase in the average balance of interest-earning assets that was partially offset by a decline in their average yield.  The average balance of interest-earning assets increased by $419.6 million to $3.45 billion for the year ended June 30, 2015 from $3.03 billion for the year ended June 30, 2014.  For those same comparative periods, the average yield on interest-earning assets declined nine basis points to 3.08% from 3.17%.

Interest income from loans increased $9.8 million to $76.6 million for the year ended June 30, 2015 from $66.8 million for the year ended June 30, 2014.  The increase in interest income on loans was attributable to a net increase in the average balance of loans that was partially offset by a decline in their average yield.

The average balance of loans increased by $301.0 million to $1.85 billion for the year ended June 30, 2015 from $1.55 billion for the year ended June 30, 2014.  The reported increase in the average balance of loans primarily reflected an aggregate increase of $255.3 million in the average balance of commercial loans to $1.18 billion for the year ended June 30, 2015 from $921.0 million for the year ended June 30, 2014.  Our commercial loans generally comprise commercial mortgage loans, including multi-family and nonresidential mortgage loans, as well as secured and unsecured commercial business loans.

The increase in the average balance of total loans also reflected a net increase in the average balance of residential mortgage loans which increased by $47.7 million to $662.9 million for the year ended June 30, 2015 from $615.2 million for the year ended June 30, 2014.  Our residential mortgages generally comprise one- to four-family first mortgage loans, home equity loans and home equity lines of credit.

For those same comparative periods, the average balance of construction loans decreased $2.5 million to $7.0 million from $9.5 million while the average balance of consumer loans increased $172,000 to $4.7 million from $4.5 million.

The effect on interest income attributable to the net increase in the average balance of loans was partially offset by the noted decrease in their average yield.  The average yield on loans decreased by 17 basis points to 4.14% for the year ended June 30, 2015 from 4.31% for the year ended June 30, 2014.  The reduction in the overall yield on our loan portfolio partly reflects the overall effect of lower market interest rates.  Specifically, the average yield on the newly originated loans that have provided the incremental growth in the portfolio during fiscal 2015 reflects the generally low level of interest rates prevalent in the marketplace which reduces the overall yield of the loan portfolio.

Interest income from mortgage-backed securities decreased by $2.2 million to $18.6 million for the year ended June 30, 2015 from $20.8 million for the year ended June 30, 2014.  The decrease in interest income reflected a decrease in the average balance of mortgage-backed securities that was partially offset by an increase in their average yield.

The average balance of mortgage-backed securities decreased by $99.6 million to $703.6 million for the year ended June 30, 2015 from $803.2 million for the year ended June 30, 2014.  The decrease in the average balance of mortgage-backed securities largely reflects principal repayments and security sales that outpaced the level of security purchases between comparative periods.

For those same comparative periods, the average yield on mortgage-backed securities increased by six basis points to 2.65% from 2.59%.  The increase in the overall yield of the mortgage-backed securities portfolio partly reflected the comparatively higher yields of securities purchased during the year.  However, the increase in yield also reflected a decrease in purchased premium amortization during fiscal 2015 resulting from a decline in loan prepayments attributable to a modest increase in market rates from their historical lows and the resulting decline in “rate reduction” refinancing incentive to mortgagors.

Interest income from debt securities increased by $2.0 million to $9.2 million for the year ended June 30, 2015 from $7.2 million for the year ended June 30, 2014.  The increase in interest income reflected an increase in the average balance of debt securities augmented by an increase in their average yield.  The average balance of debt securities increased $95.8 million to $637.2 million for the year ended June 30, 2015 from $541.4 million for the year ended June 30, 2014.  For those same comparative periods, the average yield of debt securities increased 11 basis points to 1.44% from 1.33%.

The increase in the average balance of debt securities was partly attributable to an $89.3 million increase in the average balance of taxable securities to $535.9 million for the year ended June 30, 2015 from $446.6 million for the year ended June 30, 2014.  For those same comparative periods, the average balance of tax-exempt securities increased by $6.6 million to $101.3 million from $94.7 million.

The increase in the average yield on debt securities reflected a 15 basis point increase in the yield on taxable securities to 1.35% during the year ended June 30, 2015 from 1.20% during the year ended June 30, 2014.  For those same comparative periods, the yield on tax-exempt securities increased one basis point to 1.95% from 1.94%.

Interest income from other interest-earning assets increased by $580,000 to $1.6 million for the year ended June 30, 2015 from $1.0 million for the year ended June 30, 2014 reflecting an increase in the average balance that was partially offset by a decline in the average yield.  The average balance of other interest-earning assets increased by $122.3 million to $256.2 million for the year ended June 30, 2015 from $133.9 million for the year ended June 30, 2014.  For those same comparative periods, the average yield of other interest-earning assets decreased by 14 basis points to 0.62% from 0.76%.

The changes in the average balance and average yield on other interest-earning assets between comparative periods largely reflects the effects of the increase in low-yielding cash and cash equivalents held during the fourth quarter of fiscal 2015.  The increase in these short-term liquid assets during that quarter reflected the funds received and held during the subscription phase of our second step conversion and stock offering as well as the excess liquidity held after the closing of the transaction pending their investment into other higher yielding assets.

Interest Expense. Total interest expense increased by $3.4 million to $25.4 million for the year ended June 30, 2015 from $22.0 million for the year ended June 30, 2014.  The increase in interest expense resulted from an increase in the average balance of interest-bearing liabilities as well as an increase in their average cost. The average balance of interest-bearing liabilities increased by $303.8 million to $2.90 billion for the year ended June 30, 2015 from $2.59 billion for the year ended June 30, 2014.  For those same comparative periods, the average cost of interest-bearing liabilities increased three basis points to 0.88% from 0.85%.

Interest expense attributed to deposits increased by $1.4 million to $15.9 million for the year ended June 30, 2015 from $14.5 million for the year ended June 30, 2014. The increase in interest expense was attributable to an increase in the average balance of interest-bearing deposits coupled with increase in their average cost.

The average balance of interest-bearing deposits increased by $166.9 million to $2.34 billion for the year ended June 30, 2015 from $2.17 billion for the year ended June 30, 2014.  The net increase in the average balance was reflected across all categories of interest-bearing deposits.  For the comparative periods noted, the average balance of interest-bearing checking accounts increased by $74.0 million to $797.0 million from $723.0 million, the average balance of savings and club accounts increased $41.9 million to $515.8 million from $473.9 million and the average balance of certificates of deposit increased by $51.1 million to $1.03 billion from $974.4 million.

The cost of interest-bearing deposits increased by one basis point to 0.68% for the year ended June 30, 2015 from 0.67% for the year ended June 30, 2014.  The net increase in the average cost was partly attributable to a six basis point increase in the average cost of certificates of deposit which increased to 1.09% for the year ended June 30, 2015 from 1.03% for the year ended June 30, 2014.  The increase in the cost of certificates of deposit was partially offset by a two basis point decrease in the average cost of interest-bearing checking accounts to 0.50% from 0.52% while the average cost of savings and club accounts remained stable at 0.16% between those same comparative periods.

The increase in the average balance of interest-bearing checking accounts and the corresponding decrease in their average cost partly reflected the effects of the low-costing funds held in such accounts during the subscription phase of our second step conversion and stock offering.  Conversely, the increase in the average balance and average cost of certificates of deposits largely reflected the effects of attracting higher-cost, longer-term funding through the wholesale deposit channels for interest rate risk management purposes, as described earlier.

Interest expense attributed to borrowings increased by $2.0 million to $9.5 million for the year ended June 30, 2015 from $7.5 million for the year ended June 30, 2014.  The increase in interest expense on borrowings primarily reflected an increase in their average balance that was partially offset by a decrease in their average cost.  The average balance of borrowings increased by $136.9 million to $557.2 million for the year ended June 30, 2015 from $420.3 million for the year ended June 30, 2014.  For those same comparative periods, the average cost of borrowings declined seven basis points to 1.70% from 1.77%.

The net increase in the average balance of borrowings largely reflected a $138.9 million increase in the average balance of FHLB advances which increased to $526.5 million for the year ended June 30, 2015 from $387.6 million for the year ended June 30, 2014.  For those same comparative periods, the average cost of FHLB advances decreased 11 basis points to 1.77% from 1.88%.  The noted increase in the average balance of FHLB advances was partially offset by a $2.0 million decrease in the average balance of other borrowings, comprised primarily of depositor sweep accounts, to $30.7 million from $32.7 million. The average cost of sweep accounts remained stable at 0.50% for both comparative periods.

Provision for Loan Losses. The provision for loan losses increased $2.7 million to $6.1 million for the year ended June 30, 2015 from $3.4 million for the year ended June 30, 2014.  The net increase in the provision primarily reflected updates to historical and environmental loss factors utilized to measure impairment on collectively evaluated loans which increased the required allowance to be maintained against such loans in accordance with our allowance for loan loss calculation methodology.  These increases were partially offset by comparatively lower net growth in such loans during the year ended June 30, 2015.  The increase in provision expense also reflected an increase in specific losses recognized on loans evaluated individually for impairment during the year ended June 30, 2015.  This increase in specific losses was exacerbated by a lower level of recoveries recognized on such loans between comparative periods.

Additional information regarding the allowance for loan losses and the associated provisions recognized during the year ended June 30, 2015 is presented in the “Business” section of this report as well as in Note 1 and Note 9 to the audited consolidated financial statements.

Non-Interest Income. Non-interest income, excluding gains and losses on the sale of securities and REO, increased by $1.7 million to $8.7 million for the year ended June 30, 2015 from $7.0 million for the year ended June 30, 2014. The increase was largely attributable to the recognition of payouts on life insurance policies totaling $1.4 million during the year ended June 30, 2015 that were included in income from bank-owned life insurance.  Absent the effect of these payouts, income from bank owned life insurance decreased by approximately $170,000 reflecting the lower level of income earned on such assets between comparative periods resulting from the sustained effects of lower long-term market interest rates on policy income earned.

The increase in non-interest income also included a net increase in fees and service charges attributable to an increase in loan prepayment fees that more than offset a net decline in deposit-related service fees as well as an increase in sale gains on SBA loans reflecting an overall increase in related loan origination and sale activity.  Additionally, we recognized a non-recurring adjustment of $370,000 to gain on bargain purchase included in miscellaneous income during the year ended June 30, 2015 relating to the prior acquisition of Atlas Bank.  The Company had originally recorded a $226,000 gain on bargain purchase during the year ended June 30, 2014 associated with that acquisition.  These increases in non-interest income were partially offset by less noteworthy declines in miscellaneous income coupled with a decline in electronic banking fees and charges primarily reflecting fluctuations in ATM and debit card transaction volume.

In addition to the changes in non-interest income noted above, we also recognized net security sale gains totaling $7,000 during the year ended June 30, 2015 compared to $1.5 million of such gains recognized during the year ended June 30, 2014.  We also recognized net losses totaling $793,000 arising from the write down and sale of real estate owned during the year ended June 30, 2015 compared to net losses of $441,000 recognized during the earlier comparative period.  The increase in losses primarily reflected a $510,000 write down on one foreclosed property held in real estate owned during the year ended June 30, 2015 to reflect a decline in its fair value based on an updated property appraisal and listing agreement.  The property, located in Absecon, New Jersey, had been operated as a hotel until both the property and business were abandoned by the borrower, which resulted in a rapid and severe deterioration of the property’s condition and decline in fair value.  The property has been cleaned and secured and was listed for sale at June 30, 2015.  Based on a contract for sale executed after June 30, 2015, we expect to sell the property during the quarter ended December 31, 2015 at a sales price, less estimated disposal costs, which equals or modestly exceeds our carrying value at June 30, 2015.

Non-Interest Expenses. Non-interest expense, excluding our charitable contribution to the KearnyBank Foundation and merger-related expenses, increased $4.3 million to $68.1 million for the year ended June 30, 2015 from $63.8 million for the year ended June 30, 2014.  The net increase in non-interest expense primarily reflected increases in salaries and employee benefits expense, premises occupancy expense, and miscellaneous expense.  These increases were partially offset by a decrease in equipment and systems expense.  Less noteworthy variances in other categories of non-interest expense such as advertising and marketing, federal deposit insurance and directors’ compensation expenses, reflected normal growth or operating fluctuations within those categories.

Salaries and employee benefits increased by $3.5 million to $39.2 million for the year ended June 30, 2015 from $35.8 million for the year ended June 30, 2014.  The increase partly reflected overall increases in wage and salary expense and benefits expense attributable to our strategic efforts to expand our commercial lending origination and support staff.  The increase also included the recognition of additional compensation costs resulting from the acquisition of Atlas on June 30, 2014. Such costs included the ongoing wages and salary expense of retained staff as well as a portion of the severance costs resulting from the acquisition.  These increases were partially offset by a decrease in compensation expense reflecting the higher level of overtime compensation paid to employees during the earlier comparative period to support the Fiserv conversion.

The increase in salaries and employee benefits also reflected an increase in non-executive compensation expense arising from the realignment of the Company’s annual employee performance assessment and compensation review process from a calendar year to fiscal year cycle. Additionally, the increase reflected the Company’s adoption and implementation of the Senior Management Incentive Compensation Plan during fiscal 2015.  Through this plan, senior and executive management’s annual bonus compensation is based directly on the Company’s actual fiscal year performance in relation to specific corporate profitability, growth and risk management goals and objectives outlined in its business plan.

To a lesser extent, the noted increase in salaries and employee benefits expense also reflected an increase in ESOP expense attributable to the increase in our share value between comparative periods coupled with an increase in stock benefit plan expenses attributable to stock options and shares of restricted stock granted to employees during the fourth quarters of fiscal 2014 and fiscal 2015.  The increase also reflected an increase in health insurance premiums that went into effect during the current fiscal year.

The noted increases in salaries and employee benefits were partially offset by adjustments to accrued employee pension expense during the year ended June 30, 2015 arising from changes to actuarial assumptions relating to the Company’s multi-employer defined benefit pension plan for employees.  Such adjustments have reduced the required contributions and associated expense that were recognized during the fiscal year ended June 30, 2015.

Finally, the variance in salaries and employee benefits reflected an increase in employer payroll tax expense that was partly attributable to the taxable compensation recognized by certain employees resulting from the exercise of stock options during the quarter ended September 30, 2014 while also reflecting the corresponding increase in employee wages and salaries noted above.

The increase in premises occupancy expense generally reflected higher levels of non-capitalized facility repair and maintenance charges between comparative periods.  Such costs included a noteworthy increase in snow removal expense during the winter months of fiscal 2015 reflecting the adverse weather conditions that challenged the region during that period compared to the same period one year earlier.  The increase in premises occupancy expense also reflected the effect of property tax refunds received during the prior year ended June 30, 2014 in conjunction with several successful tax appeal strategies enacted during that year.  Additionally, the increase in expense reflected the ongoing costs of operating the two branch facilities originally acquired from Atlas Bank on June 30, 2014.

The increase in miscellaneous expense was partly attributable to an increase in professional and consulting service fees including, but not limited to, those relating to personnel recruitment expenses supporting expansion of our commercial lending resources as well as certain consulting expenses relating to our second step conversion that are not considered direct costs of the stock offering and are therefore expensed as incurred.  Such increases also include additional audit and income tax-related expenses arising from the Company’s acquisition of Atlas.  The increase also reflected growth in loan-related underwriting and processing charges as well as an increase in loan-related servicing fees.  Less noteworthy increases in miscellaneous expense were also reflected in corporate insurance, postage, telephone, regulatory assessment and REO-related expenses as well as an increase in core deposit intangible amortization expense resulting from the Atlas acquisition.

The noted increases in non-interest expense were partially offset by a decrease in equipment and systems expenses that largely reflected the recognition of certain non-recurring expenses supporting the Company’s initial conversion to Fiserv systems during fiscal 2014 resulting in a comparatively lower level of expense recognized during fiscal 2015.

We implemented several technology-based systems available through our master service agreement with Fiserv, Inc. during the year ended June 30, 2015 which included mobile banking and person-to-person payment systems.  We expect to implement additional systems over the next several quarters, including online account opening systems as well as additional “back-office” systems supporting loan underwriting, credit risk analysis and loan administration as well as financial systems supporting corporate asset/liability management, budgeting and forecasting analysis.

We expect to recognize a reduced level of non-recurring technology-related expenditures relating to the implementation of these additional technologies over the next several quarters.  Upon completing all applicable system conversions and integrations with Fiserv, Inc., we anticipate that our recurring technology service provider expenses will be reduced compared to “pre-conversion”

levels.  Such anticipated cost savings are based upon the current composition and transactional characteristics of our customer account base and may vary over time based upon changes to those factors.

In addition to the non-recurring expenses associated with the Fiserv conversion during the prior year ended June 30, 2014, we also recognized $391,000 of non-recurring, merger-related expenses attributable to our acquisition of Atlas Bank during the prior year for which no such expenses were recognized during the year ended June 30, 2015.  Additional information regarding our acquisition of Atlas Bank is presented in Note 2 to the audited consolidated financial statements.

Finally, the overall increase in non-interest expense included a $10.0 million charitable contribution made by the Company to the KearnyBank Foundation in conjunction with the closing of the Company’s second-step conversion and stock offering on May 18, 2015.  The Company funded the contribution by issuing an additional 500,000 shares of its common stock with an aggregate value of $5.0 million and contributed these shares with an additional $5.0 million in cash to the KearnyBank Foundation.

Provision for Income Taxes. The provision for income taxes decreased by $5.5 million to an income tax benefit of $1.3 million for the year ended June 30, 2015 compared to income tax expense of $4.2 million for the year ended June 30, 2014.  The provision for both periods reflected the effects of the Company’s recurring sources of tax-favored income on taxable net income for each year.  Such recurring tax-favored income sources include interest income on municipal obligations and the income arising from periodic increases in the cash surrender value of bank owned life insurance.

However, the taxable portion of the Company’s net income for fiscal 2015 also reflected the effects of certain non-recurring sources of non-taxable income including a $1.4 million payout on bank-owned life insurance policies.   In that regard, we also recognized a non-taxable adjustment to gain on bargain purchase totaling $370,000 during fiscal 2015 relating to the Atlas acquisition that exceeded the original bargain purchase gain of $226,000 recognized on that transaction during fiscal 2014.

In addition to these items, the income tax provision for fiscal 2015 reflected the utilization of a net operating loss carry forward originated by Kearny MHC, our prior mutual holding company, arising from its merger into the Company in conjunction with the second step conversion and stock offering.  The value of that carryforward had not been recognized in prior years resulting in a $354,000 income tax benefit to the Company during fiscal 2015.  The income tax provision for fiscal 2015 also reflected a $416,000 income tax benefit arising from the exercise of stock options during the year.

After adjusting for the effects of these recurring and non-recurring factors, the overall decrease in the income tax provision largely reflected the underlying differences in the taxable portion of pre-tax income between comparative periods.  Our effective income tax benefit rate during the year ended June 30, 2015 was -29.1% which, in relation to statutory income tax rates, reflected the effects of the recurring and non-recurring items noted above.  By comparison, our effective income tax rate for the year ended June 30, 2014 was 29.3% which primarily reflected the effects of recurring sources of tax-favored income and a comparatively lesser effect from non-recurring factors.

Comparison of Operating Results for the Years Ended June 30, 2014 and June 30, 2013

General. Net income for the year ended June 30, 2014 was $10.2 million or $0.11 per diluted share; an increase of $3.7 million compared to $6.5 million or $0.07 per diluted share for the year ended June 30, 2013.  The increase in net income between comparative periods reflected an increase in net interest income and decreases in non-interest expense and provision for loan losses that were partially offset by a decline in non-interest income.  These factors contributed to an overall increase in pre-tax net income and the provision for income taxes.

Net Interest Income. Net interest income for the year ended June 30, 2014 was $73.8 million; an increase of $7.5 million from $66.3 million for the year ended June 30, 2013.  The increase in net interest income between the comparative periods resulted primarily from an increase in interest income that was augmented by a nominal decline in interest expense.  The increase in interest income was primarily attributable to an increase in the average balance of interest-earning assets that was partially offset by a decline in their average yield.  The nominal decline in interest expense resulted from the largely offsetting effects of an increase in the average balance of interest-bearing liabilities and concurrent decline in their average cost.  Declines in average yields and costs between comparative periods continued to reflect the effects of low interest rates that were prevalent in the marketplace throughout most of fiscal 2014.

As a result of these factors, our net interest rate spread decreased two basis points to 2.32% for the year ended June 30, 2014 from 2.34% for the year ended June 30, 2013.  The decrease in the net interest rate spread reflected a 16 basis point decline in the yield on earning assets to 3.17% from 3.33% that was partially offset by a decrease in the average cost of interest-bearing liabilities of 14 basis points to 0.85% from 0.99% for the same comparative periods.  A discussion of the factors contributing to the overall change in yield on earning assets and average cost of interest-bearing liabilities is presented in the separate discussion and analysis of interest income and interest expense below.

The factors resulting in the decrease in net interest income and net interest rate spread also adversely affected our net interest margin.  However, additional factors further impacted net interest margin including, but not limited to, the use of interest-earning assets to fund additions to treasury stock during fiscal 2014.  In total, we reported a six basis point decline in net interest margin to 2.44% for the year ended June 30, 2014 from 2.50% for the year ended June 30, 2013.

Interest Income. Total interest income increased $7.5 million to $95.8 million for the year ended June 30, 2014 from $88.3 million for the year ended June 30, 2013.  The increase in interest income reflected an increase in the average balance of interest-earning assets that was partially offset by a decline in their average yield.  The average balance of interest-earning assets increased by $376.3 million to $3.03 billion for the year ended June 30, 2014 from $2.65 billion for the year ended June 30, 2013.  For those same comparative periods, the average yield on interest-earning assets declined 16 basis points to 3.17% from 3.33%.

Interest income from loans increased $5.3 million to $66.8 million for the year ended June 30, 2014 from $61.5 million for the year ended June 30, 2013.  The increase in interest income on loans was attributable to a net increase in the average balance of loans that was partially offset by a decline in their average yield.

The average balance of loans increased by $239.7 million to $1.55 billion for the year ended June 30, 2014 from $1.31 billion for the year ended June 30, 2013.  The reported increase in the average balance of loans primarily reflected an aggregate increase of $277.4 million in the average balance of commercial loans to $921.0 million for the year ended June 30, 2014 from $643.6 million for the year ended June 30, 2013.  Our commercial loans generally comprise commercial mortgage loans, including multi-family and nonresidential mortgage loans, as well as secured and unsecured commercial business loans.

The increase in the average balance of commercial loans was partially offset by decreases in the average balances of residential mortgage loans and construction loans.  The average balance of residential mortgage loans decreased by $31.0 million to $615.2 million for the year ended June 30, 2014 from $646.2 million for the year ended June 30, 2013.  Our residential mortgages generally comprise one- to four-family first mortgage loans, home equity loans and home equity lines of credit.  For those same comparative periods, the average balance of construction loans decreased by $6.5 million to $9.5 million from $16.0 million.

The change in the average balance of loans also reflected an $89,000 increase in the average balance of consumer loans to $4.5 million for the year ended June 30, 2014 from $4.4 million for the year ended June 30, 2013.

The effect on interest income attributable to the net increase in the average balance of loans was partially offset by the noted decrease in their average yield.  The average yield on loans decreased by 39 basis points to 4.31% for the year ended June 30, 2014 from 4.70% for the year ended June 30, 2013.  The reduction in the overall yield on our loan portfolio partly reflects the effect of lower market interest rates which provides “rate reduction” refinancing incentive to existing borrowers while also contributing to the downward re-pricing of adjustable rate loans.  Additionally, the average yield on newly originated loans that have provided the incremental growth in the portfolio during fiscal 2014 reflects the historically low interest rates prevalent in the marketplace which further reduces the overall yield of the loan portfolio.

Interest income from mortgage-backed securities decreased by $2.9 million to $20.8 million for the year ended June 30, 2014 from $23.7 million for the year ended June 30, 2013.  The decrease in interest income reflected a decrease in the average balance of mortgage-backed securities that was partially offset by an increase in their average yield.

The average balance of mortgage-backed securities decreased by $217.2 million to $803.2 million for the year ended June 30, 2014 from $1.02 billion for the year ended June 30, 2013.  The decrease in the average balance of mortgage-backed securities largely reflects principal repayments and security sales that outpaced the level of security purchases between comparative periods.

For those same comparative periods, the average yield on mortgage-backed securities increased by 27 basis points to 2.59% from 2.32%.  The increase in the overall yield of the mortgage-backed securities portfolio partly reflected the comparatively higher yields of securities purchased during the year reflecting a modest increase in market interest rates between comparative periods.  However, the increase in yield also reflected a decrease in purchased premium amortization during fiscal 2014 resulting from a decline in loan prepayments attributable to the noted increase in market rates and the resulting decline in “rate reduction” refinancing incentive to mortgagors.

Interest income from debt securities increased by $4.9 million to $7.2 million for the year ended June 30, 2014 from $2.3 million for the year ended June 30, 2013.  The increase in interest income reflected an increase in the average balance of debt securities augmented by an increase in their average yield.  The average balance of debt securities increased $359.7 million to $541.4 million for the year ended June 30, 2014 from $181.7 million for the year ended June 30, 2013.  For those same comparative periods, the average yield on debt securities increased seven basis points to 1.33% from 1.26%.

The increase in the average balance of debt securities was partly attributable to a $286.0 million increase in the average balance of taxable securities to $446.6 million for the year ended June 30, 2014 from $160.6 million for the year ended June 30, 2013.  For those same comparative periods, the average balance of tax-exempt securities increased by $73.7 million to $94.7 million from $21.1 million.

The increase in the average yield on debt securities reflected a three basis point increase in the yield on taxable securities to 1.20% during the year ended June 30, 2014 from 1.17% during the year ended June 30, 2013.  For those same comparative periods, the yield on tax-exempt securities decreased one basis point to 1.94% from 1.95%.

Interest income from other interest-earning assets increased by $243,000 to $1.0 million for the year ended June 30, 2014 from $775,000 for the year ended June 30, 2013 reflecting an increase in the average yield that was partially offset by a decline in the average balance.  The average yield on other interest-earning assets increased by 21 basis points to 0.76% for the year ended June 30, 2014 from 0.55% for the year ended June 30, 2013.  For those same comparative periods, the average balance of other interest-earning assets decreased by $5.8 million to $133.9 million from $139.7 million.

The changes in the average balance and average yield on other interest-earning assets between comparative periods partly reflects the reinvestment of a portion of our excess liquidity that had been maintained during the earlier comparative period into FHLB stock, included in other interest-earning assets, as well as other investments included in our securities portfolios.  Such reinvestment reduced the average balance of interest-earning cash which generally represents the lowest yielding asset within this category of interest-earning assets.

Interest Expense. Total interest expense remained stable at approximately $22.0 million for the years ended June 30, 2014 and June 30, 2013 reflecting a $3,000 decrease between comparative periods.  As noted earlier, the nominal decline in interest expense resulted from the largely offsetting effects of an increase in the average balance of interest-bearing liabilities and concurrent decline in their average cost. The average balance of interest-bearing liabilities increased by $360.8 million to $2.59 billion for the year ended June 30, 2014 from $2.23 billion for the year ended June 30, 2013.  For those same comparative periods, the average cost of interest-bearing liabilities declined 14 basis points to 0.85% from to 0.99%.

Interest expense attributed to deposits decreased by $173,000 to $14.5 million for the year ended June 30, 2014 from $14.7 million for the year ended June 30, 2013.  The decrease in interest expense was attributable to a decline in the average cost of interest-bearing deposits that was partially offset by an increase in their average balance.

The cost of interest-bearing deposits declined by seven basis points to 0.67% for the year ended June 30, 2014 from 0.74% for the year ended June 30, 2013.  The net decrease in the average cost was reflected in the declines in the average cost of savings and club accounts and certificates of deposit that were partially offset by an increase in the average cost of interest-bearing checking accounts.  For the comparative periods noted, the average cost of savings and club accounts decreased four basis points to 0.16% from 0.20% and the average cost of certificates of deposit declined 13 basis points to 1.03% from 1.16% while the average cost of interest-bearing checking accounts increased by 15 basis points to 0.52% from 0.37%.

The decreases in the average cost of savings and club accounts and certificates of deposit largely reflected the effects of low market interest rates on deposit pricing throughout fiscal 2014 which also affected the pricing applicable to retail interest-bearing checking accounts.  However, these effects were more than offset by the comparatively higher average cost of brokered money market deposits reported in interest-bearing checking throughout fiscal 2014.

The average balance of interest-bearing deposits increased by $194.1 million to $2.17 billion for the year ended June 30, 2014 from $1.98 billion for the year ended June 30, 2013.  The net increase in the average balance reflected increases in the average balances of interest-bearing checking accounts and savings and club accounts that were partially offset by a decrease in the average balance of certificates of deposit.  For the comparative periods noted, the average balance of interest bearing checking accounts increased by $228.4 million to $723.0 million from $494.6 million and the average balance of savings and club accounts increased $28.4 million to $473.9 million from $445.5 million while the average balance of certificates of deposit decreased by $62.7 million to $974.4 million from $1.04 billion.

Interest expense attributed to borrowings increased by $170,000 to $7.5 million for the year ended June 30, 2014 from $7.3 million for the year ended June 30, 2013.  The increase in interest expense on borrowings primarily reflected an increase in their average balance that was partially offset by a decrease in their average cost.  The average balance of borrowings increased by $166.7 million to $420.3 million for the year ended June 30, 2014 from $253.6 million for the year ended June 30, 2013.  For those same comparative periods, the average cost of borrowings declined 110 basis points to 1.77% from 2.87%.

The increase in the average balance of borrowings largely reflected a $169.5 million increase in the average balance of FHLB advances which increased to $387.6 million for the year ended June 30, 2014 from $218.1 million for the year ended June 30, 2013.  For those same comparative periods, the average cost of FHLB advances decreased 137 basis points to 1.88% from 3.25%.  The noted increase in the average balance of FHLB advances was partially offset by a $2.8 million decrease in the average balance of other borrowings, comprised primarily of depositor sweep accounts, to $32.7 million from $35.5 million. The average cost of sweep accounts declined four basis points to 0.50% from 0.54% for those same comparative periods.

Provision for Loan Losses. The provision for loan losses decreased $1.1 million to $3.4 million for the year ended June 30, 2014 from $4.5 million for the year ended June 30, 2013.  The net decrease in the provision partly reflected the effects of recognizing comparatively lower provisions on loans evaluated individually for impairment.  These decreases were partially offset by increases in provisions attributable to loans evaluated collectively for impairment using historical and environmental loss factors.  Such increases largely reflected the comparatively greater growth within the non-impaired portion of the portfolio during fiscal 2014 as well as the effects of updates to historical and environmental loss factors in accordance with our allowance for loan loss calculation methodology.

Additional information regarding the allowance for loan losses and the associated provisions recognized during the year ended June 30, 2014 is presented in the “Business” section of this report as well as in Note 1 and Note 9 to the audited consolidated financial statements.

Non-Interest Income. Non-interest income, excluding gains and losses on the sale of securities and REO, increased by $311,000 to $7.0 million for the year ended June 30, 2014 from $6.7 million for the year ended June 30, 2013.  The increase in non-interest income, excluding securities and REO gains and losses, was partly attributable to a $769,000 increase in income from bank owned life insurance resulting primarily from an increase in our average balance between periods.  The increase in non-interest income also reflected a $93,000 increase in miscellaneous income that reflected a $226,000 bargain purchase gain recorded in conjunction with the Atlas Bank acquisition.  This gain was partially offset by the absence of a $100,000 gain reported during the earlier comparative period related to the sale of a parcel of vacant land adjacent to one of our branches as well as other less noteworthy variances in miscellaneous income.

These noted increases in non-interest income were partially offset by a $477,000 decline in loan sale gains to $80,000 for the year ended June 30, 2014 from $557,000 for the year ended June 30, 2013 attributable to a decline in the volume of SBA loan originations and sales during fiscal 2014.

Less noteworthy variances in non-interest income included a net decrease in loan-related fees and charges that primarily reflected a decline in loan prepayment charges as well as a decline in deposit-related fees and charges that primarily reflected our temporary waiver of certain fees and charges to support our customer service objectives during the core processing system conversion completed during fiscal 2014.

For the year ended June 30, 2014, net REO sale and write down losses totaled $441,000 compared to $775,000 for the year ended June 30, 2013 with losses during both comparative periods being primarily attributed to reducing the carrying value of various REO properties to reflect reductions in expected sales prices below the fair values at which the properties were previously being carried.  Where applicable, such losses were partially offset by REO sale gains.

Finally, non-interest income during the year ended June 30, 2014 reflected net gains on the sale of securities totaling $1.5 million attributable to the sale of $55.4 million of debt securities and $114.0 million of mortgage-backed securities during the period.

By comparison, we reported $10.4 million of security sale gains reported during the year ended June 30, 2013 attributable to the sale of mortgage-backed securities totaling approximately $432.4 million during the prior year.  The securities sold during fiscal 2013 included $330.0 million of agency mortgage-backed securities sold in conjunction with the restructuring transaction noted earlier through which we recognized $9.1 million in gains on sale.  Those sale gains were augmented by an additional $1.3 million of sale gains resulting from the sale of an additional $102.3 million of agency mortgage-backed securities during the year that were separate from the restructuring transaction.

The sale gains during the current year were partially offset by losses totaling $6,000 arising from the sale of $34,000 of non-agency collateralized mortgage obligations that had fallen below our investment grade thresholds.  We also recognized $6,000 in losses during the prior fiscal year ended June 30, 2013 that resulted from a sale of $24,000 of non-agency collateralized mortgage obligations on that same basis.

Non-Interest Expenses. Non-interest expense, excluding debt extinguishment and merger-related expenses, increased $3.1 million to $63.8 million for the year ended June 30, 2014 from $60.7 million for the year ended June 30, 2013.  The net increase in non-interest expense primarily reflected increases in salaries and employee benefits expense, premises occupancy expense, equipment and systems expense, advertising and marketing expense, federal deposit insurance expense and miscellaneous expense.  Less noteworthy variances in other categories of non-interest expense reflected normal operating fluctuations within those categories.

Salaries and employee benefits increased by $368,000 to $35.8 million from $35.4 million reflecting increases in expenses resulting, in part, from increases in wage and salary expense and benefits expense attributable to the combined effects of our strategic efforts to expand our commercial lending origination and support staff as well as a temporary increase in employee overtime expense arising from the conversion of our primary core processing systems during the year. The variance also reflected an increase in ESOP expense attributable to the increase in our share value during the year coupled with an increase in stock benefit plan expenses attributable to stock options and shares of restricted stock granted to employees during the fourth quarter of fiscal 2014.  These increases in salaries and employee benefits were partially offset by a decrease in the expense arising from changes to actuarial assumptions relating to Kearny Bank’s multi-employer defined benefit pension plan for employees that reduced the required contributions and associated expense to be recognized during fiscal 2014.

The increase in premises occupancy expense was largely attributable to an increase in facility repairs and maintenance costs arising from seasonal fluctuations in such expenses including, most notably, a significant increase in snow removal expenses across our retail branch and administrative headquarters locations during the winter months of fiscal 2014.  The increase in occupancy expense also reflected a less noteworthy increase in rent expense relating to our leased facilities.  These increases were partially offset by a decrease in property tax expense largely reflecting the recovery of funds during the current year resulting from our tax appeal efforts to reduce our property tax obligations on certain branch facilities.

The increase in equipment and systems expense was largely attributable to the recognition of certain non-recurring expenses supporting our conversion to Fiserv, Inc. systems during fiscal 2014.

In further support of the conversion of our core processing systems during the period, we recognized additional customer communication and disclosure expenses during fiscal 2014 which contributed to the increase in advertising and marketing during the year.

The reported increase in deposit insurance expense reflects an increase in Kearny Bank’s FDIC insurance premiums arising primarily from the growth in Kearny Bank’s total assets which, when offset by tangible capital, generally establishes the calculation basis of those premiums.

The reported increase in miscellaneous expense also reflected a variety of other non-recurring expenses generally supporting our core processing conversion during fiscal 2014.  Such expenses included, but were not limited to, consulting and training expenses, travel and lodging charges as well as stationary, printing and debit card production costs that were directly attributable to the Fiserv, Inc. conversion.

In general, we estimate that non-interest expense for the year ended June 30, 2014 included non-recurring expenses of approximately $1.9 million relating to our core processing conversion that was completed during the year.  Such expenses include approximately $1.6 million in equipment and systems expense, $175,000 in salaries and employee benefits expense and $165,000 in miscellaneous expense while additional conversion-related expenses were also recognized in advertising and marketing expenses, as noted above.

In addition to the non-recurring expenses associated with the Fiserv, Inc. conversion, we recognized an additional $391,000 of non-recurring, merger-related expenses during the year ended June 30, 2014 attributable to our acquisition of Atlas Bank.  Additional information regarding our acquisition of Atlas Bank is present in Note 2 to the audited consolidated financial statements.

Non-interest expense during the prior year ended June 30, 2013 included debt extinguishment expenses totaling $8.7 million for which no such expenses were recognized during fiscal 2014.  The debt extinguishment expense recognized during the earlier comparative period was fully attributable to the balance sheet restructuring and wholesale growth transactions executed during the prior year.

Provision for Income Taxes. The provision for income taxes increased $2.0 million to $4.2 million for the year ended June 30, 2014 from $2.3 million for the year ended June 30, 2013.  The variance in income tax expense between comparative periods partly reflected the underlying differences in the level of the taxable portion of pre-tax income between comparative periods.  However, income tax expense for the earlier comparative period also reflected Kearny Bank’s recognition of an income tax benefit arising from the recognition of capital gains resulting from the balance sheet restructuring and wholesale growth transactions executed during that period.  Such gains enabled us to recognize the income tax benefits attributable to capital losses incurred during prior years for which no deferred benefit had been previously recognized.

Our effective tax rate during the year ended June 30, 2014 was 29.3% which, in relation to statutory income tax rates, reflected the effects of tax-favored income sources included in pre-tax income.  By comparison, our effective tax rate for the year ended June 30, 2013 was 25.7% which reflected those same tax-favored income sources coupled with the tax benefit recognized from prior capital losses noted above.

Average Balance Sheet. The following table sets forth certain information relating to Kearny Financial at and for the periods indicated. We derived the average yields and costs by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented with daily balances used to derive average balances. No tax equivalent adjustments have been made to yield or costs.

				At June 30,
	At June 30, 2015			2015				2014				2013
	Actual Balance		Weighted Average Interest Rate	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
	(Dollars In Thousands)
Interest-earning assets:
Loans receivable (1)	$2,102,864		4.05%	$1,849,785		$76,614	4.14%	$1,548,746		$66,794	4.31%	$1,309,085		$61,500	4.70%
Mortgage-backed securities (2)	788,002		2.40	703,576		18,634	2.65	803,211		20,827	2.59	1,020,425		23,688	2.32
Debt securities: (2)
Tax-exempt	104,041		1.93	101,333		1,978	1.95	94,737		1,839	1.94	21,083		411	1.95
Taxable	538,724		1.37	535,914		7,215	1.35	446,644		5,341	1.20	160,594		1,884	1.17
Other interest-earning assets (3)	352,075		0.43	256,212		1,598	0.62	133,856		1,018	0.76	139,698		775	0.55
Total interest-earning assets	3,885,706		2.96	3,446,820		106,039	3.08	3,027,194		95,819	3.17	2,650,885		88,258	3.33
Non-interest-earning assets	351,481			271,081				252,005				271,342
Total assets	$4,237,187			$3,717,901				$3,279,199				$2,922,227

Interest-bearing liabilities:
Interest-bearing demand	$724,484		0.25	$796,963		$3,961	0.50	$722,999		$3,790	0.52	$494,625		$1,847	0.37
Savings and club	520,957		0.16	515,824		819	0.16	473,917		739	0.16	445,470		878	0.20
Certificates of deposit	1,001,676		1.17	1,025,482		11,159	1.09	974,426		10,009	1.03	1,037,150		11,986	1.16
Total interest-bearing deposits	2,247,117		0.64	2,338,269		15,939	0.68	2,171,342		14,538	0.67	1,977,245		14,711	0.74
Borrowings	571,499		1.09	557,168		9,492	1.70	420,282		7,460	1.77	253,626		7,290	2.87
Total interest-bearing liabilities	2,818,616		0.73	2,895,437		25,431	0.88	2,591,624		21,998	0.85	2,230,871		22,001	0.99
Non-interest-bearing liabilities (4)	251,196			246,631				219,082				203,255
Total liabilities	3,069,812			3,142,068				2,810,706				2,434,126
Stockholders' equity	1,167,375			575,833				468,493				488,101
Total liabilities and stockholders' equity	$4,237,187			$3,717,901				$3,279,199				$2,922,227

Net interest income						$80,608				$73,821				$66,257
Interest rate spread (5)			2.23%				2.20%				2.32%				2.34%
Net interest margin (6)							2.34%				2.44%				2.50%
Ratio of interest-earning assets to interest-bearing liabilities	1.38	X		1.19	X			1.17	X			1.19	X

(1)	Non-accruing loans have been included in loans receivable and the effect of such inclusion was not material. Allowance for loan losses has been included in non-interest-earning assets.
(2)	Mark to market valuation allowances have been excluded in the balances of interest-earning assets.
(3)	Includes interest-bearing deposits at other banks and Federal Home Loan Bank of New York capital stock.
(4)

Includes actual balance of non-interest-bearing deposits of $218,533,000 at June 30, 2015 and average balances of non-interest-bearing deposits of $217,856,000, $196,490,000, and $172,954,000 for the years ended June 30, 2015, 2014 and 2013, respectively.

(5)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis.  The following table reflects the sensitivity of Kearny Financial’s interest income and interest expense to changes in volume and in prevailing interest rates during the periods indicated.  Each category reflects the:  (1) changes in volume (changes in volume multiplied by old rate); (2) changes in rate (changes in rate multiplied by old volume); and (3) net change.  The net change attributable to the combined impact of volume and rate has been allocated proportionally to the absolute dollar amounts of change in each.

	Years Ended June 30, 2015 versus Year Ended June 30, 2014			Years Ended June 30, 2014 versus Year Ended June 30, 2013
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest and dividend income
Loans receivable	$12,541	$(2,721)	$9,820	$10,669	$(5,375)	$5,294
Mortgage-backed securities	(2,660)	467	(2,193)	$(5,412)	$2,551	$(2,861)
Debt securities:
Tax-exempt	129	10	139	$1,430	$(2)	$1,428
Taxable	1,153	721	1,874	$3,408	$49	$3,457
Other interest-earning assets	795	(215)	580	$(34)	$277	$243
Total interest-earning assets	$11,958	$(1,738)	$10,220	$10,061	$(2,500)	$7,561

Interest expense:
Interest-bearing demand	$334	$(163)	$171	$1,035	$908	$1,943
Savings and club	80	-	80	53	(192)	(139)
Certificates of deposit	545	605	1,150	(693)	(1,284)	(1,977)
Borrowings	2,337	(305)	2,032	3,632	(3,462)	170
Total interest-bearing liabilities	3,296	137	3,433	4,026	(4,029)	(3)

Change in net interest income	$8,662	$(1,875)	$6,787	$6,035	$1,529	$7,564
Liquidity and Commitments

Our liquidity, represented by cash and cash equivalents, is a product of our operating, investing and financing activities.  Our primary sources of funds are deposits, amortization, prepayments and maturities of mortgage-backed securities and outstanding loans, maturities and calls of securities and funds provided from operations.  In addition, we invest excess funds in short-term interest-earning assets, such as overnight deposits, which provide liquidity to meet lending requirements.  While scheduled payments from the amortization of loans and mortgage-backed securities and maturing securities and short-term investments are relatively predictable sources of funds, general interest rates, economic conditions and competition greatly influence deposit flows and prepayments on loans and mortgage-backed securities.

Kearny Bank is required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure a safe operation. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans.  We attempt to maintain adequate but not excessive liquidity and liquidity management is both a daily and long-term function of business management.

Cash and cash equivalents, consisting primarily of deposits in other banks, increased $205.1 million to $340.1 million at June 30, 2015 from $135.0 million at June 30, 2014.  The increase was primarily attributable to the portion of new capital proceeds raised through the Company’s second-step conversion and stock offering that were temporarily held in cash and cash equivalents at June 30, 2015 pending investment into other earning assets during the first quarter of fiscal 2016.

The balances reported at June 30, 2015 included interest-earning and non-interest-earning accounts in other banks totaling $324.6 million and $4.2 million, respectively, primarily representing deposit relationships with two money center banks as well as accounts with the FHLB of New York and Federal Reserve Bank of New York.  The largest money center account relationship totaled approximately $9.1 million at June 30, 2015 with the next largest money center banking relationship totaling approximately $3.5 million as of that same date.  Management routinely transfers funds between depository institutions to maximize the return on the funds.

Management reviews cash flow projections regularly and updates them monthly in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals.   At June 30, 2015, Kearny Bank had commitments to originate and purchase loans totaling $67.2 million compared to $29.2 million at June 30, 2014. As of those same comparative dates, construction loans in process and unused lines of credit were $775,000 and $58.2 million, respectively, compared to $6.4 million and $59.8 million, respectively. Kearny Bank had $526.5 million of certificates of deposit maturing in one year at June 30, 2015 compared to $581.5 million at June 30, 2014.

Deposits decreased $14.3 million to $2.47 billion at June 30, 2015 from $2.48 billion at June 30, 2014.  Between those comparative periods, non-interest-bearing demand deposits decreased $5.5 million to $218.5 million, interest-bearing demand deposits increased $24.2 million to $724.5 million, savings and club deposits increased $2.5 million to $521.0 million while certificates of deposit decreased $35.5 million to $1.00 billion.  The increase in interest-bearing checking accounts partly reflects an increase in the balances of “non-retail” funding sources in the form of brokered money market deposits as well as growth in retail deposits.

Borrowings from the FHLB of New York and other sources are generally available to supplement Kearny Bank’s liquidity position and to the extent that maturing deposits do not remain with us, management may replace the funds with such borrowings.  Kearny Bank has the capacity to borrow additional funds from the FHLB by taking additional long-term or short-term advances including overnight borrowings. As of June 30, 2015, Kearny Bank’s borrowing potential was $376.7 million without pledging additional collateral.

The following table discloses our contractual obligations and commitments as of June 30, 2015.

	At June 30, 2015
	Less than One Year	One to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(In Thousands)
Contractual obligations
Operating lease obligations	$1,838	$2,990	$1,731	$2,662	$9,221
Certificates of deposit	526,457	292,042	176,859	6,318	1,001,676
Federal Home Loan Bank Advances	382,500	8,225	-	145,671	536,396

Total contractual obligations	$910,795	$303,257	$178,590	$154,651	$1,547,293

Commitments
Undisbursed funds from approved lines of credit (1)	$19,027	$6,520	$8,241	$24,439	$58,227
Construction loans in process (1)	775	-	-	-	775
Other commitments to extend credit (1)	67,171	-	-	-	67,171

Total commitments	$86,973	$6,520	$8,241	$24,439	$126,173

(1)	Represents amounts committed to customers.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving Kearny Bank’s facilities.  These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase securities or mortgage-backed securities and commitments to extend credit to meet the financing needs of our customers. At June 30, 2015, we had no significant off-balance sheet commitments to purchase securities or for capital expenditures.

In addition to the commitments noted above, Kearny Bank is party to standby letters of credit totaling approximately $159,000 at June 30, 2015 through which we guarantee certain specific business obligations of our commercial customers.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as we do for on‑balance‑sheet instruments.  At June 30, 2015, outstanding loan commitments totaled $126.2 million compared to $95.4 million at June 30, 2014. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  For additional information regarding our outstanding lending commitments at June 30, 2015, see Note 19 to the audited consolidated financial statements.

Capital

Consistent with our goals to operate as a sound and profitable financial organization, Kearny Financial and Kearny Bank actively seek to maintain our well capitalized status in accordance with regulatory standards.  As of June 30, 2015, Kearny Financial and Kearny Bank exceeded all capital requirements of the federal banking regulators.

Kearny Bank’s regulatory capital ratios at June 30, 2015 were as follows: Tier 1 leverage ratio 16.47%; Common Equity Tier I risk‑based capital 29.74%; Tier I risk‑based capital 29.74%; and total risk‑based capital 30.42%.

Kearny Financial’s regulatory capital ratios at June 30, 2015 were as follows: Tier 1 leverage ratio 25.82%; Common Equity Tier I risk‑based capital 46.48%; Tier I risk‑based capital 46.48%; and total risk‑based capital 47.16%.

The regulatory capital requirements to be considered well capitalized at June 30, 2015 were as follows: Tier 1 leverage ratio 5.0%; Common Equity Tier I risk‑based capital 6.5%; Tier I risk‑based capital 8.0%; and total risk‑based capital 10.0%.

For additional information regarding regulatory capital at June 30, 2015, see Note 17 to the audited consolidated financial statements.

Impact of Inflation

The financial statements included in this document have been prepared in accordance with accounting principles generally accepted in the United States of America.  These principles require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

Our primary assets and liabilities are monetary in nature.  As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation.  Interest rates, however, do not necessarily move in the same direction or with the same magnitude as the price of goods and services, since such prices are affected by inflation.  In a period of rapidly rising interest rates, the liquidity and maturities of our assets and liabilities are critical to the maintenance of acceptable performance levels.

The principal effect of inflation on earnings, as distinct from levels of interest rates, is in the area of non-interest expense.  Expense items such as employee compensation, employee benefits and occupancy and equipment costs may be subject to increases as a result of inflation.  An additional effect of inflation is the possible increase in the dollar value of the collateral securing loans that we have made. We are unable to determine the extent, if any, to which properties securing our loans have appreciated in dollar value due to inflation.

Recent Accounting Pronouncements

For a discussion of the expected impact of recently issued accounting pronouncements that have yet to be adopted by us, please refer to Note 3 to the audited consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Management of Interest Rate Risk and Market Risk

Qualitative Analysis. The majority of our assets and liabilities are sensitive to changes in interest rates. Consequently, interest rate risk is a significant form of business risk that we must manage. Interest rate risk is generally defined in regulatory nomenclature as the risk to our earnings or capital arising from the movement of interest rates. It arises from several risk factors including: the differences between the timing of rate changes and the timing of cash flows (re-pricing risk); the changing rate relationships among different yield curves that affect bank activities (basis risk); the changing rate relationships across the spectrum of maturities (yield curve risk); and the interest-rate-related options embedded in bank products (option risk).

Regarding the risk to our earnings, movements in interest rates significantly influence the amount of net interest income we recognized. Net interest income is the difference between:

•	the interest income recorded on our interest-earning assets, such as loans, securities and other interest-earning assets; and
•	the interest expense recorded on our interest-bearing liabilities, such as interest-bearing deposits and borrowings.

Net interest income is, by far, our largest revenue source to which we add our non-interest income and from which we deduct our provision for loan losses, non-interest expense and income taxes to calculate net income. Movements in market interest rates, and the effect of such movements on the risk factors noted above, significantly influence the “spread” between the interest we earned on our loans, securities and other interest-earning assets and the interest paid on our deposits and borrowings. Movements in interest rates that increase, or “widen”, that net interest spread enhance our net income. Conversely, movements in interest rates that reduce, or “tighten”, that net interest spread adversely impact our net income.

For any given movement in interest rates, the resulting degree of movement in an institution’s yield on interest-earning assets compared with that of its cost of interest-bearing liabilities determines if an institution is deemed “asset sensitive” or “liability sensitive”. An asset sensitive institution is one whose yield on interest-earning assets reacts more quickly to movements in interest rates than its cost of interest-bearing liabilities. In general, the earnings of asset sensitive institutions are enhanced by upward movements in interest rates through which the yield on its interest-earning assets increases faster than its cost of interest-bearing liabilities resulting in a widening of its net interest spread. Conversely, the earnings of asset sensitive institutions are adversely impacted by downward movements in interest rates through which the yield on its interest-earning assets decreases faster than its cost of interest-bearing liabilities resulting in a tightening of its net interest spread.

In contrast, a liability sensitive institution is one whose cost of interest-bearing liabilities reacts more quickly to movements in interest rates than its yield on interest-earning assets. In general, the earnings of liability sensitive institutions are enhanced by downward movements in interest rates through which the cost of interest-bearing liabilities decreases faster than its yield on its interest-earning assets resulting in a widening of its net interest spread. Conversely, the earnings of liability sensitive institutions are adversely impacted by upward movements in interest rates through which the cost of interest-bearing liabilities increases faster than its yield on its interest-earning assets resulting in a tightening of its net interest spread.

The degree of an institution’s asset or liability sensitivity is traditionally represented by its “gap position”. In general, gap is a measurement that describes the net mismatch between the balance of an institution’s interest-earning assets that are maturing and/or re-pricing over a selected period of time compared to that of its interest-costing liabilities. Positive gaps represent the greater dollar amount of interest-earning assets maturing or re-pricing over the selected period of time than interest-costing liabilities. Conversely, negative gaps represent the greater dollar amount of interest-costing liabilities than interest-earning assets maturing or re-pricing over the selected period of time. The degree to which an institution is asset or liability sensitive is reported as a negative or positive percentage of assets, respectively. The industry commonly focuses on cumulative one-year and three-year gap percentages as fundamental indicators of interest rate risk sensitivity.

Based upon the findings of our internal interest rate risk analysis, we are considered to be liability sensitive. Liability sensitivity characterizes the balance sheets of many thrift institutions and is generally attributable to the comparatively shorter contractual maturity and/or re-pricing characteristics of the institution’s deposits and borrowings versus those of its loans and investment securities.

With respect to the maturity and re-pricing of our interest-bearing liabilities, at June 30, 2015, $526.5 million or 52.6% of our certificates of deposit mature within one year with an additional $169.1 million or 16.9% maturing after one year but within two years. The remaining $306.1 million or 30.5% of certificates, at June 30, 2015 have remaining terms to maturity exceeding two years. Based on our current term deposit offering rates, the aggregate balance of certificates maturing over the next 12 months are projected to re-price to a level at or below their current rates to the extent they remain with us at maturity and are renewed at the same original term to maturity.

Excluding fair value adjustments, the balance of FHLB advances totaled $536.4 million at June 30, 2015 and comprises both short-term and long-term advances with fixed rates of interest. Short-term FHLB advances generally have original maturities of less than one year and may include overnight borrowings which Kearny Bank typically utilizes to address short term funding needs as they arise. At June 30, 2015, Kearny Bank had a total of $375.0 million of short-term FHLB advances which represented 90-day FHLB term advances that are generally forecasted to be periodically redrawn at maturity for the same 90 day term as the original advance. Based on this presumption, Kearny Bank has utilized interest rate swaps to effectively extend the duration of each of these advances at the time they were drawn to effectively fix their cost for a period of five years.

Long-term advances generally include advances with original maturities of greater than one year. At June 30, 2015, our outstanding balance of long-term FHLB advances totaled $161.4 million. Such advances included $145.0 million of fixed-rate, callable term advances and $15.7 million of fixed-rate, non-callable term advances as well as a $671,000 fixed-rate amortizing advance.

With respect to the maturity and re-pricing of our interest-earning assets, at June 30, 2015, $37.0 million, or 1.8% of our total loans will reach their contractual maturity dates within one year with the remaining $2.07 billion, or 98.2% of total loans having remaining terms to contractual maturity in excess of one year. Of loans maturing after one year, $1.26 billion had fixed rates of interest while the remaining $800.9 million had adjustable rates of interest, with such loans representing 60.1% and 38.1% of total loans, respectively.

At June 30, 2015, $29.2 million or 2.0% of our securities will reach their contractual maturity dates within one year with the remaining $1.40 billion, or 98.0% of total securities, having remaining terms to contractual maturity in excess of one year. Of the latter category, $1.03 billion comprising 72.1% of our total securities had fixed rates of interest while the remaining $369.6 million comprising 25.9% of our total securities had adjustable or floating rates of interest.

At June 30, 2015, mortgage-related assets, including mortgage loans and mortgage-backed securities, totaled $2.78 billion and comprise 71.6% of total earning assets. In addition to remaining term to maturity and interest rate type as discussed above, other factors contribute significantly to the level of interest rate risk associated with mortgage-related assets. In particular, the scheduled amortization of principal and the borrower’s option to prepay any or all of a mortgage loan’s principal balance, where applicable, have a significant effect on the average lives of such assets and, therefore, the interest rate risk associated with them. In general, the prepayment rate on lower yielding assets tends to slow as interest rates rise due to the reduced financial incentive for borrowers to refinance their loans. By contrast, the prepayment rate of higher yielding assets tends to accelerate as interest rates decline due to the increased financial incentive for borrowers to prepay or refinance their loans to comparatively lower interest rates. These characteristics tend to diminish the benefits of falling interest rates to liability sensitive institutions while exacerbating the adverse impact of rising interest rates.

We generally retained our liability sensitivity throughout fiscal 2015 while the degree of that sensitivity, as measured internally by the institution’s one-year and three-year gap percentages decreased significantly during the period. Specifically, our cumulative one-year gap percentage changed to (5.51)% at June 30, 2015 from (12.08)% at June 30, 2014 while our cumulative three-year gap percentage changed to (0.15)% from (14.20)% over those same comparative periods.  Our one-year and three-year gap measures do not currently reflect the effect of our interest rate derivatives and the effective extension of liability duration arising from their use as cash flow hedges.  The decrease in the gap percentages between periods partly reflected the effects of an increase in short-term liquid assets.  The increase was primarily attributable to the portion of new capital proceeds raised through the Company’s second-step conversion and stock offering that were temporarily held in cash and cash equivalents at June 30, 2015 pending investment into other earning assets during the first quarter of fiscal 2016.

As a liability-sensitive institution, our net interest spread is generally expected to benefit from overall reductions in market interest rates. Conversely, our net interest spread is generally expected to be adversely impacted by overall increases in market interest rates. However, the general effects of movements in market interest rates can be diminished or exacerbated by “nonparallel” movements in interest rates across a yield curve. Nonparallel movements in interest rates generally occur when shorter term and longer term interest rates move disproportionately in a directionally consistent manner. For example, shorter term interest rates may decrease faster than longer term interest rates which would generally result in a “steeper” yield curve. Alternately, nonparallel movements in interest rates may also occur when shorter term and longer term interest rates move in a directionally inconsistent manner. For example, shorter term interest rates may rise while longer term interest rates remain steady or decline which would generally result in a “flatter” yield curve.

At its extreme, a yield curve may become “inverted” for a period of time during which shorter term interest rates exceed longer term interest rates. While inverted yield curves do occasionally occur, they are generally considered a “temporary” phenomenon portending a change in economic conditions that will restore the yield curve to its normal, positively sloped shape.

In general, the interest rates paid on our deposits tend to be determined based upon the level of shorter term interest rates. By contrast, the interest rates earned on our loans and investment securities generally tend to be based upon the level of comparatively longer term interest rates to the extent such assets are fixed-rate in nature. As such, the overall “spread” between shorter term and longer term interest rates when earning assets and costing liabilities re-price greatly influences our overall net interest spread over time. In general, a wider spread between shorter term and longer term interest rates, implying a “steeper” yield curve, is beneficial to our net interest spread. By contrast, a narrower spread between shorter term and longer term interest rates, implying a “flatter” yield curve, or a negative spread between those measures, implying an inverted yield curve, adversely impacts our net interest spread.

We continue to execute various strategies to mitigate the risk to our net interest rate spread and margin arising from adverse changes in interest rates and the shape of the yield curve. Such strategies include deploying excess liquidity in higher yielding interest-earning assets, such as commercial loans and investment securities, while continuing to generally maintain our cost of interest-bearing liabilities at low levels while extending their duration through various deposit pricing strategies. For example, we have extended the duration of our wholesale funding sources through cost effective use of interest rate derivatives that effectively converted short-term wholesale funding sources into longer-term, fixed-rate funding sources. Through various deposit pricing strategies, we have allowed for some controlled outflow of shorter term certificates while attracting term deposits with longer maturities through both our retail and “non-retail” deposit listing service channels.

Notwithstanding these efforts, the risk of further net interest rate spread and margin compression is significant as the yield on our interest-earning assets continues to reflect the impact of the greater declines in longer term market interest rates in recent years compared to the lesser concurrent reductions in shorter term market interest rates that affect the cost of our interest-bearing liabilities. In particular, our ability to further reduce the cost of our interest-bearing deposits is increasingly limited since most deposit offering rates are already well below 1.00% at June 30, 2015. Moreover, our liability sensitivity may adversely affect net income in the future when market interest rates ultimately increase from their historical lows and our cost of interest-bearing liabilities may rise faster than our yield on interest-earning assets.

Given the inherent liability sensitivity of our balance sheet, our business plan also calls for greater expansion into C&I lending. Toward that end, we are continuing to expand our retail lending resources with an experienced team of business lenders focused on the origination of floating-rate and shorter-term fixed-rate loans and the corresponding core deposit account balances typically associated with such relationships. As a complement to this retail business lending strategy, we have implemented strategies through which floating-rate and other shorter-term fixed-rate C&I loans are acquired through wholesale resources.

We maintain an Asset/Liability Management (“ALM”) Program to address all matters relating to the management of interest rate risk and liquidity risk. The program is overseen by the Board of Directors through our Interest Rate Risk Management Committee comprising five members of the Board with our Chief Operating Officer, Chief Financial Officer and Chief Risk Officer participating as management’s liaison to the committee. The committee meets quarterly to address management of our assets and liabilities, including review of our liquidity and interest rate risk profiles, loan and deposit pricing and production volumes, investment and wholesale funding strategies, and a variety of other asset and liability management topics. The results of the committee’s quarterly review are reported to the full Board, which adjusts our ALM policies and strategies, as it considers necessary and appropriate.

The Board of Directors has assigned the responsibility for the operational aspects of the ALM program to our Asset/Liability Management Committee (“ALCO”). The ALCO is a management committee comprising the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Lending Officer, Branch Administrator, Chief Risk Officer, Chief Investment Officer/Treasurer and Controller. Additional members of our management team may be asked to participate on the ALCO, as appropriate.

Responsibilities conveyed to the ALCO by the Board of Directors include:

•

developing ALM-related policies and associated operating procedures and controls that will identify and measure the risks associated with ALM while establishing the limits and thresholds relating thereto;

•

developing ALM-related operating strategies and tactics designed to manage the relevant risks within the applicable policy thresholds and limits while supporting the achievement of the goals and objectives of our strategic business plan;

•	developing, implementing and maintaining a management- and Board-level ALM monitoring and reporting system;
•

ensuring that the ALCO and the Board of Directors are kept abreast of current technologies, procedures and industry best practices that may be utilized to carry out their ALM-related duties and responsibilities;

•	ensuring the periodic independent validation of Kearny Bank’s ALM risk management policies and operating practices and controls; and

•	conducting periodic ALCO committee meetings to review all matters relating to ALM strategies and risk management activities.

Quantitative Analysis. The quantitative analysis regularly conducted by management measures interest rate risk from both a capital and earnings perspective. With regard to capital, our internal interest rate risk analysis calculates the sensitivity of our EVE ratio to movements in interest rates. EVE represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities adjusted for the value of off-balance sheet contracts. The EVE ratio represents the dollar amount of our EVE divided by the present value of our total assets for a given interest rate scenario. In essence, EVE attempts to quantify our economic value using a discounted cash flow methodology while the EVE ratio reflects that value as a form of capital ratio. The degree to which the EVE ratio changes for any hypothetical interest rate scenario from its “base case” measurement is a reflection of an institution’s sensitivity to interest rate risk.

Our EVE ratio is first calculated in a “base case” scenario that assumes no change in interest rates as of the measurement date. The model then measures the change in the EVE ratio throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve up and down 100, 200 and 300 basis points with additional scenarios modeled where appropriate. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain “down rate” scenarios during periods of lower market interest rates. Our interest rate risk management policy establishes acceptable floors for the EVE ratio and caps for the maximum change in the EVE ratio throughout the scenarios modeled.

As illustrated in the tables below, our EVE would be negatively impacted by an increase in interest rates. This result is expected given our liability sensitivity noted earlier. Specifically, based upon the comparatively shorter maturity and/or re-pricing characteristics of our interest-bearing liabilities compared with that of our interest-earning assets, an upward movement in interest rates would have a disproportionately adverse impact on the present value of our assets compared to the beneficial impact arising from the reduced present value of our liabilities. Hence, our EVE and EVE ratio decline in the increasing interest rate scenarios. Historically low interest rates at June 30, 2015 and June 30, 2014 precluded the modeling of certain scenarios as parallel downward shifts in the yield curve of 100 basis points or more would result in negative interest rates for many points along that curve.

The following tables present the results of our internal EVE analysis as of June 30, 2015 and June 30, 2014, respectively.

	At June 30, 2015
	Economic Value of Equity ("EVE")			EVE as a % of Present Value of Assets
Change in Interest Rates (1)	$ Amount of EVE	$ Change in EVE	% Change in EVE	EVE Ratio	Change in EVE Ratio
	(Dollars in Thousands)
+300 bps	913,154	(176,828)	(16)%	23.98%	(244)	bps
+200 bps	977,112	(112,870)	(10)%	24.96%	(146)	bps
+100 bps	1,039,242	(50,740)	(5)%	25.84%	(58)	bps
0 bps	1,089,982	-	-	26.42%	-

	At June 30, 2014
	Economic Value of Equity ("EVE")			EVE as a % of Present Value of Assets
Change in Interest Rates (1)	$ Amount of EVE	$ Change in EVE	% Change in EVE	EVE Ratio	Change in EVE Ratio
	(Dollars in Thousands)
+300 bps	221,884	(196,106)	(47)%	7.20%	(509)	bps
+200 bps	297,815	(120,175)	(29)%	9.34%	(295)	bps
+100 bps	365,983	(52,007)	(12)%	11.11%	(118)	bps
0 bps	417,990	-	-	12.29%	-

(1)	The (100) bps, (200) bps and (300) bps scenarios are not shown due to the low prevailing interest rate environment.

As seen in the table above, the dollar amount of EVE and the EVE ratio increased significantly between comparative periods across all scenarios modeled while the sensitivity of those measures to movements in interest rates between comparative periods declined.  The noteworthy changes to these risk measurements between comparative periods primarily reflect the beneficial effects of the additional capital raised through the Company’s second step conversion and stock offering and the resulting decrease in our exposure to long-term interest rate risk as measured from an EVE perspective.  The decline in EVE sensitivity also reflects the effects of a temporary increase in short-term liquid assets that were held at June 30, 2015.  As modeled in our EVE-based analysis, these liquid assets are expected to retain their market value throughout all rate change scenarios thereby reducing the overall sensitivity of earning assets and EVE to movements in interest rates.

In addition to the effects of the new capital, there are numerous internal and external factors that may generally contribute to changes in an institution’s EVE ratio and its sensitivity. Internally, changes in the composition and allocation of an institution’s balance sheet and the interest rate risk characteristics of its components can significantly alter the exposure to interest rate risk as quantified by the changes in the EVE sensitivity measures. Toward that end, the reported decrease in EVE sensitivity also reflects the aggregate effects of the various balance sheet management strategies we have undertaken to reduce our exposure to interest rate risk.  Changes to certain external factors, most notably changes in the level of market interest rates and overall shape of the yield curve, can also alter the projected cash flows of the institution’s interest-earning assets and interest-costing liabilities and the associated present values thereof. Changes in internal and external factors from period to period can complement one another’s effects to reduce overall sensitivity, partly or wholly offset one another’s effects, or exacerbate one another’s adverse effects and thereby increase the institution’s exposure to interest rate risk as quantified by EVE sensitivity measures.

Our internal interest rate risk analysis also includes an “earnings-based” component.  A quantitative, earnings-based approach to measuring interest rate risk is strongly encouraged by bank regulators as a complement to the “EVE-based” methodology. However, there are no commonly accepted “industry best practices” that specify the manner in which “earnings-based” interest rate risk analysis should be performed with regard to certain key modeling variables. Such variables include, but are not limited to, those relating to rate scenarios (e.g., immediate and permanent rate “shocks” versus gradual rate change “ramps”, “parallel” versus “nonparallel” yield curve changes), measurement periods (e.g., one year versus two year, cumulative versus noncumulative), measurement criteria (e.g., net interest income versus net income) and balance sheet composition and allocation (“static” balance sheet, reflecting reinvestment of cash flows into like instruments, versus “dynamic” balance sheet, reflecting internal budget and planning assumptions).

The absence of a commonly shared, industry-standard set of analysis criteria and assumptions on which to base an “earnings-based” analysis could result in inconsistent or misinterpreted disclosure concerning an institution’s level of interest rate risk. Consequently, we limit the presentation of our earnings-based interest rate risk analysis to the scenarios presented in the table below. Consistent with the EVE analysis above, such scenarios utilize immediate and permanent rate “shocks” that result in parallel shifts in the yield curve. For each scenario, projected net interest income is measured over a one year period utilizing a static balance sheet assumption through which incoming and outgoing asset and liability cash flows are reinvested into the same instruments. Product pricing and earning asset prepayment speeds are appropriately adjusted for each rate scenario.

As illustrated in the tables below, our net interest income (“NII”) would be positively impacted by a parallel upward shift in the yield curve indicating a shift in near-term risk exposure toward asset sensitivity at June 30, 2015.  To some degree, these findings contrast with those of the EVE analysis discussed above which indicates that the institution remains liability sensitive at June 30, 2015 (although the degree of that sensitivity has decreased significantly compared to that reported at June 30, 2014).

To a large extent, the level and direction of risk exposure assessed by the NII-based and EVE-based methodologies may differ based on the comparative terms over which risk exposure is measured by those methodologies.  As noted earlier, EVE-based analysis generally takes a longer-term view of interest rate risk by measuring changes in the present value of cash flows of interest-earning assets and interest-bearing liabilities over their expected lives.  By contrast, NII-based analysis generally takes a shorter-term view of interest rate risk by measuring the forecasted changes in the net interest income generated by those interest-earning assets and interest-bearing liabilities over a one-year period.

The increase in the overall level of net interest income forecasted by our NII-based analysis across all rate scenarios largely reflects the effects of the increase in the balance of interest-earning assets at June 30, 2015 that was funded with a portion of the capital proceeds raised in our second step conversion and stock offering.  However, the asset sensitivity identified by our NII-based analysis also reflects the effect of the temporary increase in short-term liquid assets that were held at that time.  In general, the forecasted interest income generated by these additional liquid assets will immediately and fully reflect any corresponding changes in market interest rates.  The resilience of the interest income generated by the comparatively larger balances of liquid assets further reduced the overall sensitivity of net interest income to movements in interest rates at June 30, 2015.

In addition to the effects of the new capital and the resulting temporary increase in short-term liquid assets, the changes in the sensitivity of net interest income to movements in interest rates also reflect the aggregate impact of the various balance sheet management strategies we have undertaken to generally reduce our exposure to interest rate risk while also reflecting the effects of changes in the level of market interest rates and overall shape of the yield curve.

			At June 30, 2015
			Net Interest Income ("NII")
Change in Interest Rates (1)	Balance Sheet Composition	Measurement Period	$ Amount of NII	$ Change in NII	% Change in NII
			(Dollars In Thousands)
+300 bps	Static	One Year	$93,543	$8,524	10.03%
+200 bps	Static	One Year	90,586	5,567	6.55
+100 bps	Static	One Year	87,420	2,401	2.82
0 bps	Static	One Year	85,019	-	-

			At June 30, 2014
			Net Interest Income ("NII")
Change in Interest Rates (1)	Balance Sheet Composition	Measurement Period	$ Amount of NII	$ Change in NII	% Change in NII
			(Dollars In Thousands)
+300 bps	Static	One Year	$74,726	$(2,512)	(3.25)%
+200 bps	Static	One Year	75,506	(1,732)	(2.24)
+100 bps	Static	One Year	76,140	(1,098)	(1.42)
0 bps	Static	One Year	77,238	-	-

Notwithstanding the rate change scenarios presented in the EVE and earnings-based analyses above, future interest rates and their effect on net portfolio value or net interest income are not predictable. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, prepayments and deposit run-offs and should not be relied upon as indicative of actual results. Certain shortcomings are inherent in this type of computation. Although certain assets and liabilities may have similar maturity or periods of re-pricing, they may react at different times and in different degrees to changes in market interest rates. The interest rate on certain types of assets and liabilities, such as demand deposits and savings accounts, may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable-rate mortgages, generally have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayments and early withdrawal levels could deviate significantly from those assumed in making calculations set forth above. Additionally, an increased credit risk may result as the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

Item 8. Financial Statements and Supplementary Data

The Company’s consolidated financial statements are contained in this Annual Report on Form 10-K immediately following Item 15.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)	Disclosure Controls and Procedures

Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), the Company’s principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Annual Report on Form 10-K such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to the Company’s management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

(b)	Internal Control over Financial Reporting
1.	Management’s Annual Report on Internal Control Over Financial Reporting.

Management’s report on the Company’s internal control over financial reporting appears in the Company’s consolidated financial statements that are contained in this Annual Report on Form 10-K immediately following Item 15.  Such report is incorporated herein by reference.

2.	Report of Independent Registered Public Accounting Firm.

The report of BDO USA, LLP on the Company’s internal control over financial reporting appears in the Company’s consolidated financial statements that are contained in this Annual Report on Form 10-K immediately following Item 15.  Such report is incorporated herein by reference.

3.	Changes in Internal Control Over Financial Reporting.

During the last quarter of the year under report, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information that appears under the headings “Section 16(a) Beneficial Ownership Reporting Compliance”, “Proposal I – Election of Directors” and “Corporate Governance” in the Registrant’s definitive proxy statement for the Registrant’s 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year end (the “Proxy Statement”) is incorporated herein by reference.

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer.  A copy of the code of ethics is available without charge upon request to the Corporate Secretary, Kearny Financial Corp., 120 Passaic Avenue, Fairfield, New Jersey 07004.

Item 11. Executive Compensation

The information that appears under the headings “Executive Compensation”, “Director Compensation” and “Compensation Discussion and Analysis” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)

Security Ownership of Certain Beneficial Owners.  Information required by this item is incorporated herein by reference to the section captioned “Principal Holders of Our Common Stock” in the Proxy Statement.

(b)	Security Ownership of Management. Information required by this item is incorporated herein by reference to the section captioned “Proposal I – Election of Directors” in the Proxy Statement.
(c)

Changes in Control.  Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)

Securities Authorized for Issuance Under Equity Compensation Plans.  Set forth below is information as of June 30, 2015 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

	(A)	(B)	(C)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Comensation Plans - Excluding Securities Reflected in Column (A)
Equity compensation plans approved by stockholders:
2005 Stock Compensation and Incentive Plan	454,973	$9.75	545,749

Equity compensation plans not approved by stockholders:
None.	-	$-	-

Total	454,973	$9.75	545,749

(1)

The number of securities reported in column (A) includes 114,573 vested options and 251,232 non-vested options outstanding as of June 30, 2015.  In addition to these options, restricted stock awards of 89,168 shares were also non-vested as of June 30, 2015.  The non-vested options and restricted stock awards are earned at the rate of 20% one year after the date of the grant and 20% annually thereafter.  As of June 30, 2015, there were 24,100 restricted shares and 521,649 options remaining available for award under the approved equity compensation plans and are reported under column (C) as securities remaining available for future issuance under such plans.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information that appears under the section captioned “Corporate Governance – Related Party Transactions” and “ – Director Independence” in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information relating to this item is incorporated herein by reference to the information contained under the section captioned “Information Regarding Independent Auditor” in the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(1)The following financial statements and the independent auditors’ report appear in this Annual Report on Form 10-K immediately after this Item 15:

(2)All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)The following exhibits are filed as part of this report:

3.1	Articles of Incorporation of Kearny Financial Corp. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-198602), originally filed on September 5, 2014)
3.2	Bylaws of Kearny Financial Corp. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-198602), originally filed on September 5, 2014)
4

Form of Common Stock Certificate of Kearny Financial Corp. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-198602), originally filed on September 5, 2014)

10.1	Amended and Restated Employment Agreement between Kearny Bank and Craig Montanaro dated May 18, 2015†
10.2	Amended and Restated Employment Agreement between Kearny Financial Corp. and Craig Montanaro dated May 18, 2015†
10.3	Employment Agreement between Kearny Bank and William C. Ledgerwood dated May 18, 2015†
10.4	Employment Agreement between Kearny Bank and Patrick M. Joyce dated May 18, 2015†
10.5	Employment Agreement between Kearny Bank and Eric B. Heyer dated May 18, 2015†
10.6	Employment Agreement between Kearny Bank and Erika K. Parisi dated May 18, 2015†
10.7	Form of Two Year Change in Control Agreement between Kearny Bank and Certain Officers†
10.8	Directors Consultation and Retirement Plan as Amended and Restated†
10.9	Amended and Restated Benefit Equalization Plan for Pension Plan†
10.10	Amended and Restated Benefits Equalization Plan Related to the Employee Stock Ownership Plan†
10.11

Kearny Financial Corp. 2005 Stock Compensation and Incentive Plan (Incorporated by reference to Exhibit 4.1 to Kearny Financial Corp.’s Registration Statement on Form S-8 (File No. 333-130204), originally filed on December 8, 2005) †

10.12	Amendment Number One to 2005 Stock Compensation and Incentive Plan †
10.13

Kearny Bank Director Life Insurance Agreement (Incorporated by reference to Exhibit 10.1 to Kearny Financial Corp.’s Current Report on Form 8-K (File No. 000-51093), originally filed on August 18, 2005) †

10.14	Form of Amendment to Kearny Bank Director Life Insurance Agreement†
10.15

Kearny Bank Executive Life Insurance Agreement (Incorporated by reference to Exhibit 10.2 to Kearny Financial Corp.’s Current Report on Form 8-K (File No. 000-51093), originally filed on August 18, 2005) †

10.16	Form of Amendment to Kearny Bank Executive Life Insurance Agreement†
10.17	Kearny Bank Officer Change in Control Severance Pay Plan †

10.18

Kearny Bank Senior Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to Kearny Financial Corp.’s Current Report on Form 8-K (File No. 000-51093), originally filed on September 2, 2014) †

11	Statement Regarding Computation of Earnings per Share
14	Code of Ethics*
21	Subsidiaries of Registrant (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-198602), originally filed on September 5, 2014)
23.1	Consent of BDO USA, LLC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Annual Report to Stockholders on Form 10-K for the year ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

† Management contract or compensatory plan or arrangement required to be filed as an exhibit.

* Available on Registrant’s website.

120 Passaic Avenue ● Fairfield, NJ 07004-3510 ● 973-244-4500

September 14, 2015

Management Report on Internal Control over Financial Reporting

The management of Kearny Financial Corp. and Subsidiaries (collectively the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control system is a process designed to provide reasonable assurance to the management and board of directors regarding the preparation and fair presentation of published consolidated financial statements.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our consolidated financial statements.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to consolidated financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of internal control over financial reporting as of June 30, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).  Based on its assessment, management believes that, as of June 30, 2015, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effective operation of the Company’s internal control over financial reporting as of June 30, 2015, a copy of which is included in this annual report.

/s/ Craig L. Montanaro	/s/ Eric B. Heyer
Craig L. Montanaro	Eric B. Heyer
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Tel: +212 885-8000 Fax: +212 697-1299 www.bdo.com	100 Park Avenue New York, NY 10017

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Kearny Financial Corp.

Fairfield, New Jersey

We have audited Kearny Financial Corp. and Subsidiaries’ (collectively the “Company”) internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kearny Financial Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Kearny Financial Corp. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Kearny Financial Corp. and Subsidiaries as of June 30, 2015, and 2014, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2015 and our report dated September 14, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York
September 14, 2015

BDO USA, LLP, a Delaware limited liability partnership, is the U.S. member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

BDO is the brand name for the BDO network and for each of the BDO Member Firms.

Tel: +212 885-8000 Fax: +212 697-1299 www.bdo.com	100 Park Avenue New York, NY 10017

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Kearny Financial Corp.

Fairfield, New Jersey

We have audited the accompanying consolidated statements of financial condition of Kearny Financial Corp. and Subsidiaries (collectively the “Company”) as of June 30, 2015 and 2014 and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2015.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kearny Financial Corp. and Subsidiaries at June 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kearny Financial Corp.’s internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 14, 2015, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York
September 14, 2015

BDO USA, LLP, a Delaware limited liability partnership, is the U.S. member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

BDO is the brand name for the BDO network and for each of the BDO Member Firms.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In Thousands, Except Share and Per Share Data)

	June 30,
	2015	2014
Assets
Cash and amounts due from depository institutions	$15,529	$14,403
Interest-bearing deposits in other banks	324,607	120,631
Cash and cash equivalents	340,136	135,034
Debt securities available for sale (amortized cost $422,903 and $411,228)	420,660	407,898
Mortgage-backed securities available for sale (amortized cost $344,523 and $432,802)	346,619	437,223
Securities available for sale	767,279	845,121
Debt securities held to maturity (fair value $218,366 and $213,472)	219,862	216,414
Mortgage-backed securities held to maturity (fair value $445,501 and $293,781)	443,479	295,658
Securities held to maturity	663,341	512,072
Loans receivable, including unamortized yield adjustments of $316 and $(1,397)	2,102,864	1,741,471
Less allowance for loan losses	(15,606)	(12,387)
Net loans receivable	2,087,258	1,729,084
Premises and equipment	39,180	40,105
Federal Home Loan Bank of New York ("FHLB") stock	27,468	25,990
Accrued interest receivable	9,873	9,013
Goodwill	108,591	108,591
Bank owned life insurance	170,452	88,820
Deferred income tax assets, net	17,827	10,314
Other assets	5,782	5,865
Total Assets	$4,237,187	$3,510,009

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest-bearing	$218,533	$224,054
Interest-bearing	2,247,117	2,255,887
Total deposits	2,465,650	2,479,941
Borrowings	571,499	512,257
Advance payments by borrowers for taxes	9,043	9,001
Other liabilities	23,620	14,134
Total Liabilities	3,069,812	3,015,333

Stockholders' Equity
Preferred stock, $0.01 and $0.10 par value, 100,000,000 shares and 25,000,000 shares authorized; none issued and outstanding, respectively	-	-
Common stock, $0.01 and $0.10 par value; 800,000,000 shares and 103,530,000 shares authorized; 93,528,092 shares and 101,848,103 shares issued; 93,528,092 shares and 92,856,561 shares outstanding, respectively	935	7,378
Paid-in capital	870,480	231,870
Retained earnings	342,148	336,355
Unearned employee stock ownership plan shares; 3,963,776 shares and 535,490 shares, respectively	(38,427)	(3,879)
Treasury stock, at cost; 0 shares and 8,991,542 shares, respectively	-	(74,768)
Accumulated other comprehensive loss	(7,761)	(2,280)
Total Stockholders' Equity	1,167,375	494,676
Total Liabilities and Stockholders' Equity	$4,237,187	$3,510,009

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Income

(In Thousands, Except Per Share Data)

	Years Ended June 30,
	2015	2014	2013
Interest Income
Loans	$76,614	$66,794	$61,500
Mortgage-backed securities	18,634	20,827	23,688
Debt securities:
Taxable	7,215	5,341	1,884
Tax-exempt	1,978	1,839	411
Other interest-earning assets	1,598	1,018	775
Total Interest Income	106,039	95,819	88,258

Interest Expense
Deposits	15,939	14,538	14,711
Borrowings	9,492	7,460	7,290
Total Interest Expense	25,431	21,998	22,001
Net Interest Income	80,608	73,821	66,257
Provision for Loan Loses	6,108	3,381	4,464
Net Interest Income after Provision for Loan Losses	74,500	70,440	61,793

Non-Interest Income
Fees and service charges	2,914	2,452	2,541
Gain on sale of securities	7	1,517	10,427
Gain on sale of loans	111	80	557
Loss on sale and write down of real estate owned	(793)	(441)	(775)
Income from bank owned life insurance	3,999	2,735	1,966
Electronic banking fees and charges	1,037	1,160	1,145
Miscellaneous	666	620	527
Total Non-Interest Income	7,941	8,123	16,388

Non-Interest Expense
Salaries and employee benefits	39,242	35,774	35,406
Net occupancy expense of premises	7,537	7,031	6,625
Equipment and systems	7,875	8,982	7,596
Advertising and marketing	1,208	1,262	1,002
Federal deposit insurance premium	2,534	2,288	2,166
Directors' compensation	709	690	698
Merger-related expenses	-	391	-
Debt extinguishment expenses	-	-	8,688
Contribution to charitable foundation	10,000	-	-
Miscellaneous	8,976	7,740	7,244
Total Non-Interest Expense	78,081	64,158	69,425
Income before Income Taxes	4,360	14,405	8,756
Income tax (benefit) expense	(1,269)	4,217	2,250
Net Income	$5,629	$10,188	$6,506

Net Income per Common Share (EPS)
Basic	$0.06	$0.11	$0.07
Diluted	$0.06	$0.11	$0.07
Weighted Average Number of Common Shares Outstanding
Basic	91,717	90,825	91,316
Diluted	91,841	90,880	91,316

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In Thousands)

	Years Ended June 30,
	2015	2014	2013
Net Income	$5,629	$10,188	$6,506

Other Comprehensive (Loss) Income:

Net unrealized (loss) gain on securities available for sale, net of deferred income tax (benefit) expense of:
2015 $(481); 2014 $3,235; 2013 $(13,886)	(750)	6,754	(22,776)

Net loss on securities transferred from available for sale to held to maturity, net of deferred income tax benefit of:
2015 $(31); 2014 $(404); 2013 $0	(44)	(586)	-

Net realized gain on securities available for sale, net of income tax expense of:
2015 $(3); 2014 $(622); 2013 $(4,277)	(4)	(901)	(6,156)

Fair value adjustments on derivatives, net of deferred income tax (benefit) expense of:
2015 $(3,117); 2014 $(2,699); 2013 $1,269	(4,512)	(3,909)	1,838

Benefit plan adjustments, net of deferred income tax (benefit) expense of:
2015 $(117); 2014 $346; 2013 $(443)	(171)	501	(641)

Total Other Comprehensive (Loss) Income	(5,481)	1,859	(27,735)

Total Comprehensive Income (Loss)	$148	$12,047	$(21,229)

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands)

	Common Stock		Paid-In	Retained	Unearned ESOP	Treasury	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Stock	Income (Loss)	Total
Balance - June 30, 2012	92,398	$7,274	$215,539	$319,661	$(6,789)	$(67,664)	$23,596	$491,617

Net income	-	-	-	6,506	-	-	-	6,506
Other comprehensive loss, net of income tax benefit	-	-	-	-	-	-	(27,735)	(27,735)
ESOP shares committed to be released (200 shares)	-	-	(24)	-	1,455	-	-	1,431
Dividends contributed for payment of ESOP loan	-	-	(2)	-	-	-	-	(2)
Stock option expense	-	-	41	-	-	-	-	41
Treasury stock purchases	(600)	-	-	-	-	(4,319)	-	(4,319)
Restricted stock plan shares earned (22 shares)	-	-	168	-	-	-	-	168

Balance - June 30, 2013	91,798	$7,274	$215,722	$326,167	$(5,334)	$(71,983)	$(4,139)	$467,707

	Common Stock		Paid-In	Retained	Unearned ESOP	Treasury	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Stock	Loss	Total
Balance - June 30, 2013	91,798	$7,274	$215,722	$326,167	$(5,334)	$(71,983)	$(4,139)	$467,707

Net income	-	-	-	10,188	-	-	-	10,188
Other comprehensive income, net of income tax	-	-	-	-	-	-	1,859	1,859
ESOP shares committed to be released (200 shares)	-	-	287	-	1,455	-	-	1,742
Stock option expense	-	-	81	-	-	-	-	81
Treasury stock purchases	(545)	-	-	-	-	(4,135)	-	(4,135)
Treasury stock reissued for stock option exercises	162	-	145	-	-	1,350	-	1,495
Restricted stock plan shares earned (26 shares)	-	-	239	-	-	-	-	239
Issuance of stock to MHC for acquisition	1,441	104	15,396	-	-	-	-	15,500

Balance - June 30, 2014	92,856	$7,378	$231,870	$336,355	$(3,879)	$(74,768)	$(2,280)	$494,676

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands)

	Common Stock		Paid-In	Retained	Unearned ESOP	Treasury	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Stock	Loss	Total
Balance - June 30, 2014	92,856	$7,378	$231,870	$336,355	$(3,879)	$(74,768)	$(2,280)	$494,676

Net income	-	-	-	5,629	-	-	-	5,629
Other comprehensive loss, net of income tax benefit	-	-	-	-	-	-	(5,481)	(5,481)
Corporate reorganization								-
Conversion of Kearny MHC	(3,589)	(5,843)	676,503	-	-	-	-	670,660
Issuance of shares to charitable foundation	500	5	4,995	-	-	-	-	5,000
Purchase of shares by ESOP	3,613	36	36,089	-	(36,125)	-	-	-
Retirement of treasury stock	-	(641)	(72,894)	-	-	73,535	-	-
Contribution of MHC	-	-	-	164	-	-	-	164
ESOP shares committed to be released (201 shares)	-	-	490	-	1,577	-	-	2,067
Stock option expense	-	-	177	-	-	-	-	177
Treasury stock reissued for stock option exercises	148	-	132	-	-	1,233	-	1,365
Restricted stock plan shares earned (32 shares)	-	-	306	-	-	-	-	306
Settlement of stock options with cash in lieu of shares	-	-	(7,188)	-	-	-	-	(7,188)

Balance - June 30, 2015	93,528	$935	$870,480	$342,148	$(38,427)	$-	$(7,761)	$1,167,375

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands, Except Share and Per Share Data)

	Years Ended June 30,
	2015	2014	2013
Cash Flows from Operating Activities:
Net income	$5,629	$10,188	$6,506
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	2,942	2,645	2,610
Net amortization of premiums, discounts and loan fees and costs	2,536	2,667	9,163
Deferred income taxes	(3,388)	83	278
Realized gain on bargain purchase	(370)	(226)	-
Amortization of intangible assets	193	122	138
Amortization of benefit plans’ unrecognized net loss	75	43	100
Provision for loan losses	6,108	3,381	4,464
Loss on write-down and sales of real estate owned	793	441	775
Realized gain on sale of loans	(111)	(80)	(557)
Proceeds from sale of loans	1,343	6,092	5,332
Realized loss on sale of debt securities available for sale	594	1,294	-
Realized gain on sale of mortgage-backed securities available for sale	(601)	(2,817)	(10,433)
Realized loss on sale of mortgage-backed securities held to maturity	-	6	6
Realized loss on debt extinguishment	-	-	8,688
Realized gain on disposition of premises and equipment	(14)	-	(105)
Increase in cash surrender value of bank owned life insurance	(2,565)	(2,735)	(1,966)
ESOP, stock option plan and restricted stock plan expenses	2,550	2,062	1,640
Contribution of stock to charitable foundation	5,000	-	-
(Increase) decrease in interest receivable	(860)	(611)	367
(Increase) decrease in other assets	(8,533)	367	2,882
Increase (decrease) in interest payable	39	71	(41)
Increase in other liabilities	9,142	3,014	76
Net Cash Provided by Operating Activities	20,502	26,007	29,923

Cash Flows from Investing Activities:
Purchase of debt securities available for sale	(52,528)	(158,909)	(291,418)
Proceeds from sale of debt securities available for sale	39,444	54,075	-
Proceeds from repayments of debt securities available for sale	868	737	732
Purchases of mortgage-backed securities available for sale	(10,384)	(50,155)	(373,003)
Principal repayments on mortgage-backed securities available for sale	79,825	114,107	335,914
Proceeds from sale of mortgage-backed securities available for sale	17,780	116,838	442,806
Purchase of debt securities held to maturity	(10,015)	(9,056)	(208,610)
Proceeds from repayments of debt securities held to maturity	6,353	2,481	33,220
Purchases of mortgage-backed securities held to maturity	(186,029)	(5,094)	(100,357)
Principal repayments on mortgage-backed securities held to maturity	37,257	2,299	312
Proceeds from sale of mortgage-backed securities held to maturity	-	28	18
Purchase of loans	(233,104)	(114,343)	(17,773)
Net increase in loans receivable	(134,222)	(196,468)	(69,663)
Proceeds from sale of real estate owned	1,748	1,484	3,847
Purchase of cash flow hedges	-	-	(2,538)
Additions to premises and equipment	(2,052)	(3,560)	(1,042)
Proceeds from cash settlement of premises and equipment	50	-	220
Purchase of bank owned life insurance	(80,000)	-	(35,503)
Proceeds from repayment of BOLI cash surrender value	933	-	-
Purchase of FHLB stock	(11,518)	(28,170)	(18,675)
Redemption of FHLB stock	10,040	18,883	17,151
Cash received from MHC in merger	162	-	-
Cash acquired in merger	-	9,133	-
Net Cash Used in Investing Activities	$(525,392)	$(245,690)	$(284,362)

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands, Except Share and Per Share Data)

	Years Ended June 30,
	2015	2014	2013

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	$(14,149)	$23,326	$198,899
Repayment of term FHLB advances	(1,600,094)	(800,088)	(218,774)
Proceeds from term FHLB advances	1,672,000	1,000,000	145,000
Net change in overnight borrowings	(17,000)	12,000	105,000
Net increase (decrease) in other short-term borrowings	4,356	(6,026)	(1,781)
Net increase in advance payments by borrowers for taxes	42	1,111	1,866
Purchase of common stock of Kearny Financial Corp. for treasury	-	(4,135)	(4,319)
Issuance of common stock of Kearny Financial Corp. from treasury	1,365	1,495	-
Dividends contributed for payment of ESOP loan	-	-	(2)
Net proceeds from sale of common stock	706,785	-	-
Loan to ESOP for purchase of common stock	(36,125)	-	-
Payment of cash for exercise of stock options	(7,188)	-	-
Net Cash Provided by Financing Activities	709,992	227,683	225,889
Net Increase (Decrease) in Cash and Cash Equivalents	205,102	8,000	(28,550)
Cash and Cash Equivalents - Beginning	135,034	127,034	155,584
Cash and Cash Equivalents - Ending	$340,136	$135,034	$127,034

Supplemental Disclosures of Cash Flows Information:
Cash paid during the year for:
Income taxes, net of refunds	$1,905	$3,503	$1,687
Interest	$25,341	$21,919	$22,042

Non-cash investing activities:
Acquisition of real estate owned in settlement of loans	$1,860	$1,489	$2,873
Fair value of assets acquired, net of cash and cash equivalents acquired	$319	$111,806	$-
Fair value of liabilities assumed	$-	$105,213	$-
Transfer of securities available for sale to securities held to maturity	$-	$191,890	$-

Non-cash financing activities:
Issuance of common stock of mutual holding company	$-	$15,500	$-

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Basis of Consolidated Financial Statement Presentation

The consolidated financial statements include the accounts of Kearny Financial Corp. (the “Company”), its wholly-owned subsidiary, Kearny Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries, CJB Investment Corp. and KFS Financial Services, Inc. and its wholly-owned subsidiary, KFS Insurance Services, Inc.  The Company conducts its business principally through the Bank.  Management prepared the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), including the elimination of all significant inter-company accounts and transactions during consolidation.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of financial condition and revenues and expenses for the periods then ended.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the evaluation of goodwill for impairment, identification of other-than-temporary impairment of securities and the determination of the amount of deferred tax assets which are more likely than not to be realized.  The allowance for loan losses represents management’s best estimate of losses known and inherent in the loan portfolio that are both probable and reasonable to estimate, impairment testing of goodwill and evaluation for other-than-temporary impairment of securities are done in accordance with GAAP; and deferred tax assets are properly recognized.  While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the market area.  Moreover, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the recognition of additions to the allowance based on their judgments about information available to them at the time of their examination.  Additionally, subsequent evaluations of the Company’s goodwill that originated from the application of purchase accounting associated with the Company’s prior acquisition of four community banks could identify impairments to the intangible asset that would result in future charges to earnings.  Finally, the determination of the amount of deferred tax assets more likely than not to be realized is dependent on projections of future earnings, which are subject to frequent change.

Business of the Company and Subsidiaries

The Company’s primary business is the ownership and operation of the Bank.  The Bank is principally engaged in the business of attracting deposits from the general public at its 42 locations in New Jersey and New York and using these deposits, together with other funds, to originate or purchase loans for its portfolio and invest in securities.  Loans originated or purchased by the Bank generally include loans collateralized by residential and commercial real estate augmented by secured and unsecured loans to businesses and consumers.  The investment securities purchased by the Bank generally include U.S. agency mortgage-backed securities, U.S. government and agency debentures, bank-qualified municipal obligations, corporate bonds, asset-backed securities and collateralized loan obligations.  The Bank maintains a small balance of single issuer trust preferred securities and non-agency mortgage-backed securities which were acquired through the Company’s purchase of other institutions and does not actively purchase such securities.

At June 30, 2015, the Bank had two wholly owned subsidiaries: KFS Financial Services, Inc. and CJB Investment Corp.  KFS Financial Services, Inc., incorporated as a New Jersey corporation in 1994 under the name of South Bergen Financial Services, Inc., was acquired in Kearny’s merger with South Bergen Savings Bank in 1999 and was renamed KFS Financial Services, Inc. in 2000.  It is a service corporation subsidiary originally organized for selling insurance products to Bank customers and the general public through a third party networking arrangement.

During the year ended June 30, 2014, KFS Insurance Services, Inc. was created as a wholly owned subsidiary of KFS Financial Services, Inc. for the primary purpose of acquiring insurance agencies.  Both KFS Financial Services Inc. and KFS Insurance Services Inc. were considered inactive during the three-year period ended June 30, 2015.

CJB Investment Corp. was acquired by the Bank through the Company’s acquisition of Central Jersey Bancorp in November 2010.  CJB Investment Corp was organized under New Jersey law as a  New Jersey Investment Company and remained active through the three-year period ended June 30, 2015.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash and amounts due from depository institutions and interest-bearing deposits in other banks, all with original maturities of three months or less.

Securities

In accordance with applicable accounting standards, the Company classifies its investment securities into one of three portfolios: held to maturity, available for sale or trading.  Investments in debt securities that we have the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost.  Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings. Debt and equity securities not classified as trading securities or as held to maturity securities are classified as available for sale securities and reported at fair value, with unrealized holding gains or losses, net of deferred income taxes, reported in the accumulated other comprehensive income (“OCI”) component of stockholders’ equity.

If the fair value of a security is less than its amortized cost, the security is deemed to be impaired.  Management evaluates all securities with unrealized losses quarterly to determine if such impairments are “temporary” or “other-than-temporary”.

The Company accounts for temporary impairments based upon their classification as either available for sale, held to maturity or managed within a trading portfolio.  Temporary impairments on “available for sale” securities are recognized, on a tax-effected basis, through OCI with offsetting entries adjusting the carrying value of the security and the balance of deferred taxes.  Conversely, the Company does not adjust the carrying value of “held to maturity” securities for temporary impairments, although information concerning the amount and duration of impairments on held to maturity securities is disclosed in periodic financial statements.  The carrying value of securities held in a trading portfolio is adjusted to their fair value through earnings on a daily basis.  However, the Company did not maintain any securities in trading portfolios at or during the periods presented in these financial statements.

The Company accounts for other-than-temporary impairments based upon several considerations.  First, other-than-temporary impairments on securities that the Company has decided to sell as of the close of a fiscal period, or will, more likely than not, be required to sell prior to the full recovery of their fair value to a level equal to or exceeding their amortized cost, are recognized in earnings.  If neither of these conditions regarding the likelihood of the securities’ sale are applicable, then, for debt securities, the other-than-temporary impairment is bifurcated into credit-related and noncredit-related components.  A credit-related impairment generally represents the amount by which the present value of the cash flows that are expected to be collected on a debt security fall below its amortized cost.  The noncredit-related component represents the remaining portion of the impairment not otherwise designated as credit-related.  The Company recognizes credit-related, other-than-temporary impairments in earnings.  However, noncredit-related, other-than-temporary impairments on debt securities are recognized in OCI.

Premiums and discounts on all securities are generally amortized/accreted to maturity by use of the level-yield method considering the impact of principal amortization and prepayments on mortgage-backed securities.  Premiums on callable securities are generally amortized to the call date whereas discounts on such securities are accreted to the maturity date.  Gain or loss on sales of securities is based on the specific identification method.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

Concentration of Risk

Financial instruments which potentially subject the Company and its subsidiaries to concentrations of credit risk consist of cash and cash equivalents, mortgage-backed and non-mortgage-backed securities and loans receivable.  Cash and cash equivalents include deposits placed in other financial institutions.  At June 30, 2015, the Company had cash and cash equivalents of $340.1 million comprising funds on deposit at other institutions totaling $328.8 million and other cash-related items, consisting primarily of vault cash, totaling $11.3 million.  Cash and equivalents on deposit at other institutions at June 30, 2015 was comprised of $15.5 million held by the Federal Home Loan Bank of New York (“FHLB”), $300.4 million held by the Federal Reserve Bank of New York (“FRB”) and a total of $12.6 million held at two U.S. domestic money center banks representing funds on deposit totaling $9.1 million and $3.5 million, respectively, at June 30, 2015.  Such balances also included a total of $282,000 of cash held at Atlantic Community Bankers Bank (“ACBB”).

By comparison, at June 30, 2014, the Company had cash and cash equivalents of $135.0 million comprising funds on deposit at other institutions totaling $124.7 million and other cash-related items, consisting primarily of vault cash, totaling $10.3 million.  Cash and equivalents on deposit at other institutions at June 30, 2014 was comprised of $64.6 million held by the Federal Home Loan Bank of New York (“FHLB”), $47.5 million held by the Federal Reserve Bank of New York (“FRB”) and a total of $3.9 million held at two U.S. domestic money center banks representing funds on deposit totaling $3.6 million and $283,000, respectively, at June 30, 2014.  Such balances also included a total of $8.7 million of cash held at or invested through Atlantic Community Bankers Bank (“ACBB”) including cash on deposit of $230,000 and federal funds sold of $8.5 million.

Securities include concentrations of investments backed by U.S. government agencies and U.S. government sponsored enterprises (“GSEs”), including the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Government National Mortgage Association (“Ginnie Mae”) and the Small Business Administration (“SBA”).  Additional concentration risk exists in the Company’s municipal and corporate obligations, asset-backed securities and collateralized loan obligations.  Lesser concentration risk exists in the Company’s non-agency mortgage-backed securities and single issuer trust preferred securities due to comparatively lower total balances of such securities held by the Company and the variety of issuers represented.

The Company’s lending activity is primarily concentrated in loans collateralized by real estate in the states of New Jersey and New York.  As a result, credit risk is broadly dependent on the real estate market and general economic conditions in these states.  Additionally, the Company’s lending policies limit the amount of credit extended to any single borrower and their related interests thereby limiting the concentration of credit risk to any single borrower.

Loans Receivable

Loans receivable, net are stated at unpaid principal balances, net of deferred loan origination fees and costs, purchased discounts and premiums and the allowance for loan losses.  Certain direct loan origination costs net of loan origination fees, are deferred and amortized, using the level-yield method, as an adjustment of yield over the contractual lives of the related loans. Unearned premiums and discounts are amortized or accreted by use of  the level-yield method over the contractual lives of the related loans.

Past Due Loans

A loan’s “past due” status is generally determined based upon its “P&I delinquency” status in conjunction with its “past maturity” status, where applicable.  A loan’s “P&I delinquency” status is based upon the number of calendar days between the date of the earliest P&I payment due and the “as of” measurement date.  A loan’s “past maturity” status, where applicable, is based upon the number of calendar days between a loan’s contractual maturity date and the “as of” measurement date.  Based upon the larger of these criteria, loans are categorized into the following “past due” tiers for financial statement reporting and disclosure purposes: Current (including 1-29 days past due), 30-59 days, 60-89 days and 90 or more days.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

Nonaccrual Loans

Loans are generally placed on nonaccrual status when contractual payments become 90 days or more past due, and are otherwise placed on nonaccrual when the Company does not expect to receive all P&I payments owed substantially in accordance with the terms of the loan agreement.  Loans that become 90 days past maturity, but remain non-delinquent with regard to ongoing P&I payments, may remain on accrual status if: (1) the Company expects to receive all P&I payments owed substantially in accordance with the terms of the loan agreement, past maturity status notwithstanding, and (2) the borrower is working actively and cooperatively with the Company to remedy the past maturity status through an expected refinance, payoff or modification of the loan agreement that is not expected to result in a troubled debt restructuring (“TDR”) classification.  All TDRs are placed on nonaccrual status for a period of no less than six months after restructuring, irrespective of past due status.  The sum of nonaccrual loans plus accruing loans that are 90 days or more past due are generally defined collectively as “nonperforming loans”.
Payments received in cash on nonaccrual loans, including both the principal and interest portions of those payments, are generally applied to reduce the carrying value of the loan for financial statement purposes.  When a loan is returned to accrual status, any accumulated interest payments previously applied to the carrying value of the loan during its nonaccrual period are recognized as interest income as an adjustment to the loan’s yield over its remaining term.

Loans that are not considered to be TDRs are generally returned to accrual status when payments due are brought current and the Company expects to receive all remaining P&I payments owed substantially in accordance with the terms of the loan agreement.  Non-TDR loans may also be returned to accrual status when a loan’s payment status falls below 90 days past due and the Company: (1) expects receipt of the remaining past due amounts within a reasonable timeframe, and (2) expects to receive all remaining P&I payments owed substantially in accordance with the terms of the loan agreement.

Acquired Loans

Loans that we acquire through acquisitions are recorded at fair value with no carryover of the related allowance for credit losses. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.

The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable yield. The nonaccretable yield represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require us to evaluate the need for an allowance for credit losses. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the nonaccretable yield which we then reclassify as accretable yield that is recognized into interest income over the remaining life of the loan using the interest method. Our evaluation of the amount of future cash flows that we expect to collect is performed in a similar manner as that used to determine our allowance for credit losses. Charge-offs of the principal amount on acquired loans would be first applied to the nonaccretable yield portion of the fair value adjustment.

Acquired loans that met the criteria for nonaccrual of interest prior to the acquisition may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if we can reasonably estimate the timing and amount of the expected cash flows on such loans and if we expect to fully collect the new carrying value of the loans. As such, we may no longer consider the loan to be nonaccrual or nonperforming and may accrue interest on these loans, including the impact of any accretable yield.

Classification of Assets

In compliance with the regulatory guidelines, the Company’s loan review system includes an evaluation process through which certain loans exhibiting adverse credit quality characteristics are classified “Special Mention”, “Substandard”, “Doubtful” or “Loss”.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

An asset is classified as “Substandard” if it is inadequately protected by the paying capacity and net worth of the obligor or the collateral pledged, if any.  Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as “Doubtful” have all of the weaknesses inherent in those classified as “Substandard”, with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions and values. Assets, or portions thereof, classified as “Loss” are considered uncollectible or of so little value that their continuance as assets is not warranted.

Management evaluates loans classified as substandard or doubtful for impairment in accordance with applicable accounting requirements.  As discussed in greater detail below, a valuation allowance is established through the provision for loan losses for any impairment identified through such evaluations.

To the extent that impairment identified on a loan is classified as “Loss”, that portion of the loan is charged off against the allowance for loan losses.  The classification of loan impairment as “Loss” is based upon a confirmed expectation for loss.  For loans primarily secured by real estate, the expectation for loss is generally confirmed when: (a) impairment is identified on a loan individually evaluated in the manner described below, and (b) the loan is presumed to be collateral-dependent such that the source of loan repayment is expected to arise solely from sale of the collateral securing the applicable loan. Impairment identified on non-collateral-dependent loans may or may not be eligible for a “Loss” classification depending upon the other salient facts and circumstances that effect the manner and likelihood of loan repayment. However, loan impairment that is classified as “Loss” is charged off against the allowance for loan losses concurrent with that classification.

The timeframe between when loan impairment is first identified by the Company and when such impairment may ultimately be charged off varies by loan type.  For example, unsecured consumer and commercial loans are generally classified as “Loss” at 120 days past due, resulting in their outstanding balances being charged off at that time.  For the Company’s secured loans, the condition of collateral dependency generally serves as the basis upon which a “Loss” classification is ascribed to a loan’s impairment thereby confirming an expected loss and triggering charge off of that impairment.  While the facts and circumstances that effect the manner and likelihood of repayment vary from loan to loan, the Company generally considers the referral of a loan to foreclosure, coupled with the absence of other viable sources of loan repayment, to be demonstrable evidence of collateral dependency.  Depending upon the nature of the collections process applicable to a particular loan, an early determination of collateral dependency could result in a nearly concurrent charge off of a newly identified impairment.  By contrast, a presumption of collateral dependency may only be determined after the completion of lengthy loan collection and/or workout efforts, including bankruptcy proceedings, which may extend several months or more after a loan’s impairment is first identified.

In a limited number of cases, the entire net carrying value of a loan may be determined to be impaired based upon a collateral-dependent impairment analysis.  However, the borrower’s adherence to contractual repayment terms precludes the recognition of a “Loss” classification and charge off.  In these limited cases, a valuation allowance equal to 100% of the impaired loan’s carrying value may be maintained against the net carrying value of the asset.

Assets which do not currently expose the Company to a sufficient degree of risk to warrant an adverse classification but have some credit deficiencies or other potential weaknesses are designated as “Special Mention” by management.  Adversely classified assets, together with those rated as “Special Mention”, are generally referred to as “Classified Assets”.  Non-classified assets are internally rated within one of four “Pass” categories or as “Watch” with the latter denoting a potential deficiency or concern that warrants increased oversight or tracking by management until remediated.

Management performs a classification of assets review, including the regulatory classification of assets, generally on a monthly basis.  The results of the classification of assets review are validated by the Company’s third party loan review firm during their quarterly independent review.  In the event of a difference in rating or classification between those assigned by the internal and external resources, the Company will generally utilize the more critical or conservative rating or classification.  Final loan ratings and regulatory classifications are presented monthly to the Board of Directors and are reviewed by regulators during the examination process.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

Allowance for Loan Losses

The allowance for loan losses is a valuation account that reflects the Company’s estimation of the losses in its loan portfolio to the extent they are both probable and reasonable to estimate. The balance of the allowance is generally maintained through provisions for loan losses that are charged to income in the period that estimated losses on loans are identified by the Company’s loan review system.  The Company charges confirmed losses on loans against the allowance as such losses are identified.  Recoveries on loans previously charged-off are added back to the allowance.

The Company’s allowance for loan loss calculation methodology utilizes a “two-tier” loss measurement process that is generally performed monthly.  Based upon the results of the classification of assets and credit file review processes described earlier, the Company first identifies the loans that must be reviewed individually for impairment.  Factors considered in identifying individual loans to be reviewed include, but may not be limited to, loan type, classification status, contractual payment status, performance/accrual status and impaired status.

The loans considered by the Company to be eligible for individual impairment review include its commercial mortgage loans, comprising multi-family and nonresidential real estate loans, construction loans, commercial business loans as well as its one-to-four family mortgage loans, home equity loans and home equity lines of credit.

A reviewed loan is deemed to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Once a loan is determined to be impaired, management performs an analysis to determine the amount of impairment associated with that loan.

In measuring the impairment associated with collateral-dependent loans, the fair value of the collateral securing the loan is generally used as a measurement proxy for that of the impaired loan itself as a practical expedient.  In the case of real estate collateral, such values are generally determined based upon a discounted market value obtained through an automated valuation module or prepared by a qualified, independent real estate appraiser.  The value of non-real estate collateral is similarly determined based upon an independent assessment of fair market value by a qualified resource.

The Company generally obtains independent appraisals on properties securing mortgage loans when such loans are initially placed on nonperforming or impaired status with such values updated approximately every six to twelve months thereafter throughout the collections, bankruptcy and/or foreclosure processes.  Appraised values are typically updated at the point of foreclosure, where applicable, and approximately every six to twelve months thereafter while the repossessed property is held as real estate owned.

As supported by accounting and regulatory guidance, the Company reduces the fair value of the collateral by estimated selling costs, such as real estate brokerage commissions, to measure impairment when such costs are expected to reduce the cash flows available to repay the loan.

The Company establishes valuation allowances in the fiscal period during which the loan impairments are identified.  The results of management’s individual loan impairment evaluations are validated by the Company’s third party loan review firm during their quarterly independent review.  Such valuation allowances are adjusted in subsequent fiscal periods, where appropriate, to reflect any changes in carrying value or fair value identified during subsequent impairment evaluations which are generally updated monthly by management.

The second tier of the loss measurement process involves estimating the probable and estimable losses which addresses loans not otherwise reviewed individually for impairment as well as those individually reviewed loans that are determined to be non-impaired.  Such loans include groups of smaller-balance homogeneous loans that may generally be excluded from individual impairment analysis, and therefore collectively evaluated for impairment, as well as the non-impaired loans within categories that are otherwise eligible for individual impairment review.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

Valuation allowances established through the second tier of the loss measurement process utilize historical and environmental loss factors to collectively estimate the level of probable losses within defined segments of the Company’s loan portfolio.  These segments aggregate homogeneous subsets of loans with similar risk characteristics based upon loan type.  For allowance for loan loss calculation and reporting purposes, the Company currently stratifies its loan portfolio into seven primary segments: residential mortgage loans, commercial mortgage loans, construction loans, commercial business loans, home equity loans, home equity lines of credit and other consumer loans.

The risks presented by residential mortgage loans are primarily related to adverse changes in the borrower’s financial condition that threaten repayment of the loan in accordance with its contractual terms.  Such risk to repayment can arise from job loss, divorce, illness and the personal bankruptcy of the borrower.  For collateral dependent residential mortgage loans, additional risk of loss is presented by potential declines in the fair value of the collateral securing the loan.

Home equity loans and home equity lines of credit generally share the same risks as those applicable to residential mortgage loans.  However, to the extent that such loans represent junior liens, they are comparatively more susceptible to such risks given their subordinate position behind senior liens.

In addition to sharing similar risks as those presented by residential mortgage loans, risks relating to commercial mortgage also arise from comparatively larger loan balances to single borrowers or groups of related borrowers. Moreover, the repayment of such loans is typically dependent on the successful operation of an underlying real estate project and may be further threatened by adverse changes to demand and supply of commercial real estate as well as changes generally impacting overall business or economic conditions.

The risks presented by construction loans are generally considered to be greater than those attributable to residential and commercial mortgage loans.  Risks from construction lending arise, in part, from the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on developers and builders. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost, including interest, of the project. The nature of these loans is such that they are comparatively more difficult to evaluate and monitor than permanent mortgage loans.

Commercial business loans are also considered to present a comparatively greater risk of loss due to the concentration of principal in a limited number of loans and/or borrowers and the effects of general economic conditions on the business. Commercial business loans may be secured by varying forms of collateral including, but not limited to, business equipment, receivables, inventory and other business assets which may not provide an adequate source of repayment of the outstanding loan balance in the event of borrower default.  Moreover, the repayment of commercial business loans is primarily dependent on the successful operation of the underlying business which may be threatened by adverse changes to the demand for the business’ products and/or services as well as the overall efficiency and effectiveness of the business’ operations and infrastructure.

Finally, our unsecured consumer loans generally have shorter terms and higher interest rates than other forms of lending but generally involve more credit risk due to the lack of collateral to secure the loan in the event of borrower default.  Consumer loan repayment is dependent on the borrower's continuing financial stability, and therefore is more likely to be adversely affected by job loss, divorce, illness and personal bankruptcy. By contrast, our consumer loans also include account loans that are fully secured by the borrower’s deposit accounts and generally present nominal risk to the Bank.

Each primary segment is further stratified to distinguish between loans originated and purchased through third parties from loans acquired through business combinations.  Commercial business loans include secured and unsecured loans as well as loans originated through SBA programs.  Additional criteria may be used to further group loans with common risk characteristics.  For example, such criteria may distinguish between loans secured by different collateral types or separately identify loans supported by government guarantees such as those issued by the SBA.

In regard to historical loss factors, the Company’s allowance for loan loss calculation calls for an analysis of historical charge-offs and recoveries for each of the defined segments within the loan portfolio.  The Company utilizes a two-year moving average of annual net charge-off rates (charge-offs net of recoveries) by loan segment, where available, to calculate its actual, historical loss experience.  The outstanding principal balance of the non-impaired portion of each loan segment is multiplied by the applicable historical loss factor to estimate the level of probable losses based upon the Company’s historical loss experience.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

As noted, the second tier of the Company’s allowance for loan loss calculation also utilizes environmental loss factors to estimate the probable losses within the loan portfolio. Environmental loss factors are based upon specific qualitative criteria representing key sources of risk within the loan portfolio. Such risk criteria includes the level of and trends in nonperforming loans; the effects of changes in credit policy; the experience, ability and depth of the lending function’s management and staff; national and local economic trends and conditions; credit risk concentrations; changes in the nature, volume and terms of loans; changes in the quality of loan review systems and resources; changes in local and regional real estate values as well as the effects of regulatory, legal and other external factors.

For each category of the loan portfolio, a level of risk, developed from a number of internal and external resources, is assigned to each of the qualitative criteria utilizing a scale ranging from zero (negligible risk) to 15 (high risk), with higher values potentially ascribed to exceptional levels of risk that exceed the standard range, as appropriate.  The sum of the risk values, expressed as a whole number, is multiplied by .01% to arrive at an overall environmental loss factor, expressed in basis points, for each loan category.

The Company incorporates its credit-rating classification system into the calculation of environmental loss factors by loan type by including risk-rating classification “weights” in its calculation of those factors.  The Company’s risk-rating classification system ascribes a numerical rating of “1” through “9” to each loan within the portfolio.  The ratings “5” through “9” represent the numerical equivalents of the traditional loan classifications “Watch”, “Special Mention”, “Substandard”, “Doubtful” and “Loss”, respectively, while lower ratings, “1” through “4”, represent risk-ratings within the least risky “Pass” category.  The environmental loss factor applicable to each non-impaired loan within a category, as described above, is “weighted” by a multiplier based upon the loan’s risk-rating classification.  Within any single loan category, a “higher” environmental loss factor is ascribed to those loans with comparatively higher risk-rating classifications resulting in a proportionately greater ALLL requirement attributable to such loans compared to the comparatively lower risk-rated loans within that category.

The sum of the probable and estimable loan losses calculated through the first and second tiers of the loss measurement processes as described above, represents the total targeted balance for the Company’s allowance for loan losses at the end of a fiscal period.  As noted earlier, the Company establishes all additional valuation allowances in the fiscal period during which additional individually identified loan impairments and additional estimated losses on loans collectively evaluated for impairment are identified.  The Company adjusts its balance of valuation allowances through the provision for loan losses as required to ensure that the balance of the allowance for loan losses reflects all probable and estimable loans losses at the close of the fiscal period.  Notwithstanding calculation methodology and the noted distinction between valuation allowances established on loans collectively versus individually evaluated for impairment, the Company’s entire allowance for loan losses is available to cover all charge-offs that arise from the loan portfolio.

Although the Company’s allowance for loans losses is established in accordance with management’s best estimate, actual losses are dependent upon future events and, as such, further additions to the level of loan loss allowances may be necessary.

Troubled Debt Restructurings

A modification to the terms of a loan is generally considered a TDR if the Company grants a concession to the borrower, that it would not otherwise consider for economic or legal reasons, related to the debtor’s financial difficulties.  In granting the concession, the Company’s general objective is to make the best of a difficult situation by obtaining more cash or other value from the borrower or otherwise increase the probability of repayment.

A TDR may include, but is not necessarily limited to, the modification of loan terms such as a temporary or permanent reduction of the loan’s stated interest rate, extension of the maturity date and/or reduction or deferral of amounts owed under the terms of the loan agreement.  In measuring the impairment associated with restructured loans that qualify as TDRs, the Company compares the cash flows under the loan’s existing terms with those that are expected to be received in accordance with its modified terms.  The difference between the comparative cash flows is discounted at the loan’s effective interest rate prior to modification to measure the associated impairment.  The impairment is charged off directly against the allowance for loan loss at the time of restructuring resulting in a reduction in carrying value of the modified loan that is accreted into interest income as a yield adjustment over the remaining term of the modified cash flows.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

All restructured loans that qualify as TDRs are placed on nonaccrual status for a period of no less than six months after restructuring, irrespective of the borrower’s adherence to a TDR’s modified repayment terms during which time TDRs continue to be adversely classified and reported as impaired.  TDRs may be returned to accrual status if (1) the borrower has paid timely P&I payments in accordance with the terms of the restructured loan agreement for no less than six consecutive months after restructuring, and (2) the Company expects to receive all P&I payments owed substantially in accordance with the terms of the restructured loan agreement at which time the loan may also be returned to a non-adverse classification while retaining its impaired status.

Premises and Equipment

Land is carried at cost.  Buildings and improvements, furnishings and equipment and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed on the straight-line method over the following estimated useful lives:

Years
Building and improvements	10 - 50
Furnishings and equipment	3 - 20
Leasehold improvements	Shorter of useful lives or lease term

Construction in progress primarily represents facilities under construction for future use in our business and includes all costs to acquire land and construct buildings, as well as capitalized interest during the construction period.  Interest is capitalized at the Company’s average cost of interest-bearing liabilities.

Significant renewals and betterments are charged to the premises and equipment account.  Maintenance and repairs are charged to operations in the year incurred.  Rental income is netted against occupancy costs in the consolidated statements of income.

Federal Home Loan Bank Stock

Federal law requires a member institution of the FHLB system to hold restricted stock of its district FHLB according to a predetermined formula.  The restricted stock is carried at cost, less any applicable impairment.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets principally represent the excess cost over the fair value of the net assets of the institutions acquired in purchase transactions.  Goodwill is evaluated annually by reporting unit and an impairment loss recorded if indicated.  The impairment test is performed in two phases.  The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional impairment evaluation must be performed.  That additional evaluation compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.  An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.  No impairment charges were required to be recorded in the years ended June 30, 2015, 2014 or 2013.  If an impairment loss is determined to exist in the future, such loss will be reflected as an expense in the consolidated statements of income in the period in which the impairment loss is determined.  The balance of other intangible assets at June 30, 2015 and 2014 totaled $597,000 and $790,000 representing the remaining unamortized balance of the core deposit intangibles ascribed to the value of deposits acquired by the Bank through the acquisition of Central Jersey Bancorp in November 2010 and Atlas Bank in June 2014.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

Bank Owned Life Insurance

Bank owned life insurance is accounted for using the cash surrender value method and is recorded at its net realizable value.  The change in the net asset value is recorded as a component of non-interest income.  A deferred liability has been recorded for the estimated cost of postretirement life insurance benefits accruing to applicable employees and directors covered by an endorsement split-dollar life insurance arrangement.  The Company recorded additional (gain) expense of approximately $(16,000), $(9,000) and $14,000 for the years ended June 30, 2015, 2014 and 2013, respectively, attributable to this deferred liability.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company—put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Income Taxes

The Company and its subsidiaries file consolidated federal income tax returns.  Federal income taxes are allocated to each entity based on their respective contributions to the taxable income of the consolidated income tax returns.  Separate state income tax returns are filed for the Company and each of its subsidiaries on an unconsolidated basis.

Federal and state income taxes have been provided on the basis of the Company’s income or loss as reported in accordance with GAAP.  The amounts reflected on the Company’s state and federal income tax returns differ from these provisions due principally to temporary differences in the reporting of certain items for financial statement reporting and income tax reporting purposes.  The tax effect of these temporary differences is accounted for as deferred taxes applicable to future periods.  Deferred income tax expense or benefit is determined by recognizing deferred tax assets and liabilities for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.  The realization of deferred tax assets is assessed and a valuation allowance provided for the full amount which is not more likely than not to be realized.

The Company identified no significant income tax uncertainties through the evaluation of its income tax positions as of June 30, 2015 and 2014.  Therefore, the Company has no unrecognized income tax benefits as of those dates.  Our policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the consolidated statements of income.  The Company recognized no interest and penalties during the years ended June 30, 2015, 2014 and 2013.  The tax years subject to examination by the taxing authorities are the years ended June 30, 2014, 2013 and 2012.

Other Comprehensive Income

The Company records unrealized gains and losses, net of deferred income taxes, on available for sale mortgage-backed and non-mortgage-backed securities in accumulated other comprehensive income.  Unrealized losses on available for sale securities recorded through OCI are generally considered “temporary” security impairments.  Realized gains and losses, if any, are reclassified to non-interest income upon sale of the related securities.

The Company also records changes in the fair value of interest rate derivatives used in its cash flow hedging activities, net of deferred income tax, in accumulated other comprehensive income.

OCI also includes benefit plan amounts recognized in accordance with applicable accounting standards.  This adjustment to OCI reflects, net of deferred income tax, transition obligations, prior service costs and unrealized net losses that had not been recognized in the consolidated financial statements prior to the implementation of those standards.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

Derivatives and Hedging

The Company utilizes derivative instruments in the form of interest rate swaps and caps  to hedge its exposure to interest rate risk in conjunction with its overall asset/liability management process.  In accordance with accounting requirements, the Company formally designates all of its hedging relationships as either fair value hedges, intended to offset the changes in the value of certain financial instruments due to movements in interest rates, or cash flow hedges, intended to offset changes in the cash flows of certain financial instruments due to movement in interest rates, and documents the strategy for undertaking the hedge transactions and its method of assessing ongoing effectiveness.  The Company does not use derivative instruments for speculative purposes.

All derivatives are recognized as either assets or liabilities in the Consolidated Financial Statements at their fair values.  For a derivative designated as a cash flow hedge, the ineffective portion of changes in fair value (i.e. gain or loss) is reported in current period earnings.  The effective portion of the change in fair value is initially recorded as a component of other comprehensive income (loss) and subsequently reclassified into earnings when the hedged transaction effects earnings.  For a derivative designated as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.

Derivative instruments qualify for hedge accounting treatment only if they are designated as such on the date on which the derivative contracted is entered and are expected to be, and are, effective in substantially reducing interest rate risk arising from the assets and liabilities identified as exposing the Company to risk. Those derivative financial instruments that do not meet the hedging criteria discussed below would be classified as undesignated derivatives and would be recorded at fair value with changes in fair value recorded in income.

Derivative hedge contracts must meet specific effectiveness tests (i.e., over time the change in their fair values due to the designated hedge risk must be within 80 to 125 percent of the opposite change in the fair values of the hedged assets or liabilities). Changes in fair value of the derivative financial instruments must be effective at offsetting changes in the fair value of the hedged items due to the designated hedge risk during the term of the hedge.

The Company formally assesses, both at the hedges’ inception, and on an on-going basis, whether derivatives used in hedging transactions have been highly effective in offsetting changes in cash flows of hedged items and whether those derivatives are expected to remain highly effective in subsequent periods.  The Company discontinues hedge accounting when (a) it determines that a derivative is no longer effective in offsetting changes in cash flows of a hedged item; (b) the derivative expires or is sold, terminated or exercised; (c) probability exists that the forecasted transaction will no longer occur; or (d) management determines that designating the derivative as a hedging instrument is no longer appropriate.  In all cases in which hedge accounting is discontinued and a derivative remains outstanding, the Company will carry the derivative at fair value in the Consolidated Financial Statements, recognizing changes in fair value in current period income in the consolidated statement of income.

In accordance with the applicable accounting guidance, the Company takes into account the impact of collateral and master netting agreements that allow it to settle all derivative contracts held with a single counterparty on a net basis, and to offset the net derivative position with the related collateral when recognizing derivative assets and liabilities. As a result, the Company’s Statements of Financial Condition could reflect derivative contracts with negative fair values included in derivative assets, and contracts with positive fair values included in derivative liabilities.

The Company’s interest rate derivatives are comprised entirely of interest rate swaps and caps hedging floating-rate and forecasted issuances of fixed-rate liabilities and accounted for as cash flow hedges.  The carrying value of interest rate derivatives is included in the balance of other assets or other liabilities and comprises the remaining unamortized cost of interest rate caps and the cumulative changes in the fair value of interest rate derivatives.  Such changes in fair value are offset against accumulated other comprehensive income, net of deferred income tax.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

In general, the cash flows received and/or exchanged with counterparties for those derivatives qualifying as interest rate hedges, and the amortization of the original cost of qualifying caps, are generally classified in the financial statements in the same category as the cash flows of the items being hedged.

Interest differentials paid or received under the swap and cap agreements are reflected as adjustments to interest expense.  The notional amounts of the interest rate swaps are not exchanged and do not represent exposure to credit loss.  In the event of default by a counter party, the risk in these transactions is the cost of replacing the agreements at current market rates.

Net Income per Common Share (“EPS”)

Basic EPS is based on the weighted average number of common shares actually outstanding adjusted for the Employee Stock Ownership Plan (“the ESOP”) shares not yet committed to be released.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable or which could be converted into common stock, if dilutive, using the treasury stock method.  Shares issued and reacquired during any period are weighted for the portion of the period they were outstanding.

Stock Compensation Plans

The Company expenses the fair value of all options granted over their vesting periods and the fair value of all share-based compensation granted over the requisite service periods.

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as incurred.

Merger-related Expenses

Merger-related expenses are recorded in the consolidated statements of income and include $391,000 of direct costs relating to the Bank’s acquisition of Atlas Bank on June 30, 2014.  Acquisition-related transaction and restructuring costs incurred by the Company are charged to expense as incurred.

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the consolidated statement of condition date of June 30, 2015, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2 – Acquisition of Atlas Bank

On June 30, 2014, the Company completed its acquisition of Atlas Bank (“Atlas”), a federally chartered mutual savings bank headquartered in Brooklyn, New York.  The transaction qualified as a tax-free reorganization for federal income tax purposes. Based upon an independent appraised valuation of Atlas, the Company issued 1,044,087 shares of its common stock with an aggregate value of $15.5 million to Kearny MHC as consideration for the acquisition of Atlas.

The Company accounted for the transaction using applicable accounting guidance regarding business combinations resulting in the recognition of pre-tax merger-related expenses totaling $391,000 during the year ended June 30, 2014.  Additionally, the Company recorded the assets acquired and liabilities assumed through the merger at fair value as summarized in the following table (in thousands).

Consideration paid:
Shares of capital stock issued to mutual holding company	$15,500
Total consideration paid	$15,500

Recognized amounts of identifiable assets acquired and liabilities assumed, at fair value:
Cash and cash equivalents	$9,133
Debt securities	2,998
Net loans receivable	78,725
Mortgage-backed securities	23,896
Premises and equipment	2,196
Federal Home Loan Bank stock	1,037
Interest receivable	374
Deferred income tax assets, net	881
Core deposit intangible	398
Other assets	1,671
Fair value of assets acquired	121,309

Deposits	86,099
Federal Home Loan Bank advances	18,693
Other liabilities	421
Fair value of liabilities assumed	105,213

Total identified net assets	16,096
Gain on bargain purchase	(596)
Total	$15,500

The amounts included in the table above reflect adjustments to the fair value of deferred income tax assets, net that resulted in a $370,000 increase to gain on bargain purchase recorded during the year ended June 30, 2015.

Note 3 – Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The purpose of the ASU is to reduce diversity in the application of guidance by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. This ASU is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 3 – Recent Accounting Pronouncements (continued)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  The ASU’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. For public entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.  The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860) Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The purpose of the ASU is to address the concern that current accounting guidance distinguishes between repurchase agreements that settle at the same time as the maturity of the transferred financial asset and those that settle any time before maturity. In particular, repurchase-to-maturity transactions are generally accounted for as sales with forward agreements under current accounting, whereas typical repurchase agreements that settle before the maturity of the transferred financial asset are accounted for as secured borrowings. Additionally, current accounting guidance requires an evaluation of whether an initial transfer of a financial asset and a contemporaneous repurchase agreement (a repurchase financing) should be accounted for separately or linked. If linked, the arrangement is accounted for on a combined basis as a forward agreement. Those outcomes often are referred to as off-balance-sheet accounting. The ASU changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The amendments also require two new related disclosures. This ASU is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.  The purpose of the ASU is to address a practice issue related to the classification of certain foreclosed residential and nonresidential mortgage loans that are either fully or partially guaranteed under government programs. Specifically, creditors should reclassify loans that meet certain conditions to "other receivables" upon foreclosure, rather than reclassifying them to other real estate owned (OREO). The separate other receivable recorded upon foreclosure is to be measured based on the amount of the loan balance (principal and interest) the creditor expects to recover from the guarantor.  The ASU is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

Note 4 – Plan of Conversion and Stock Offering

On September 4, 2014, the Boards of Directors of Kearny MHC, our prior holding company (also named Kearny Financial Corp.) and the Bank adopted a Plan of Conversion and Reorganization (the “Plan”). Pursuant to the Plan, Kearny MHC would convert from the mutual holding company form of organization to the fully public form. Kearny MHC would be merged into the prior holding company, and Kearny MHC would no longer exist. The prior holding company would then merge into a new Maryland corporation, also named Kearny Financial Corp., which would become the holding company for the Bank.

As part of the conversion, Kearny MHC’s ownership interest in the prior holding company would be offered for sale in a public offering. The existing publicly held shares of the Company, which represented the remaining ownership interest in the Company, would be exchanged for new shares of common stock of the new Maryland corporation. The exchange ratio would ensure that immediately after the conversion and public offering, the public shareholders of the Company would own the same aggregate percentage of common stock of the new Maryland corporation that they owned immediately prior to the completion of the conversion and public offering (excluding shares purchased in the stock offering and cash received in lieu of fractional shares).

Upon completion of the conversion and public offering, all of the capital stock of the Bank would be owned by the new Maryland corporation. The Plan provided for the establishment, upon the completion of the conversion, of special “liquidation accounts” for the benefit of certain depositors of the Bank in an amount equal to the greater of Kearny MHC’s ownership interest in the retained earnings of the Company as of the date of the latest balance sheet contained in the prospectus relating to the stock offering or the value of the net assets of Kearny MHC as of the date of the latest statement of financial condition of Kearny MHC prior to the consummation of the conversion (excluding its ownership of the Company).

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 – Plan of Conversion and Stock Offering (continued)

Following the completion of the conversion, under the rules of the Federal Reserve Bank (“FRB”), the Bank would no longer be permitted to pay dividends on its capital stock to the Company, its sole shareholder, if the Company’s shareholders’ equity would be reduced below the amount of the liquidation accounts. The liquidation accounts would be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases would not restore an eligible account holder’s interest in the liquidation accounts. Direct costs of the conversion and public offering would be deferred and reduce the proceeds from the shares sold in the public offering.

On May 5, 2015, the stockholders of the prior holding company and members of Kearny MHC approved the plan of conversion and reorganization.  Additionally, on May 5, 2015, the Company’s stockholders and Kearny MHC’s members each approved the establishment and funding of the KearnyBank Foundation with a contribution of 500,000 shares of New Kearny common stock and $5.0 million in cash.  The transactions contemplated by the Plan were also subject to approval by the Board of Governors of the Federal Reserve System, which was received in March 2015.

On May 18, 2015, the Company completed its second-step conversion and stock offering as outlined in the Plan described above.  In conjunction with that transaction, the Company sold 71,750,000 shares of its common stock at $10.00 per share, resulting in gross proceeds of $717.5 million.  The new shares issued included 3,612,500 shares sold to the Bank’s Employee Stock Ownership Plan (“ESOP”) with an aggregate value of $36.1 million based on the sales price of $10.00 per share.  Concurrent with the closing of the transaction, the Company also issued an additional 500,000 shares of its common stock with an aggregate value of $5.0 million and contributed these shares with an additional $5.0 million in cash to the KearnyBank Foundation.

The Company recognized direct stock offering costs of approximately $10.7 million in conjunction with the transaction which reduced the net proceeds credited to capital.  After adjusting for transaction costs and the value of the shares issued to the Bank’s ESOP, the Company recognized a net increase in equity capital of approximately $670.7 million, of which approximately $353.4 million was contributed to the Bank by the Company as an additional investment in the Bank’s common equity.

The outstanding shares held by the Company’s public stockholders immediately prior to the closing of the conversion and stock offering were “exchanged” or converted into 1.3804 shares of the Company’s new common stock.  All shares previously held by Kearny MHC, the former mutual holding company, as well as the remaining shares previously repurchased by the Company and held in treasury were cancelled concurrent with the closing of the transaction.

At June 30, 2015, the Company had 93,528,092 shares outstanding, comprising 71,750,000 new shares sold in the stock offering, 500,000 new shares issued to the KearnyBank Foundation and 21,278,092 exchanged shares, as adjusted for the cash settlement of fractional shares.  As a result of the completion of the second-step conversion and stock offering, all historical share and per share information has been revised to reflect the 1.3804-to-one exchange ratio to support the comparability of information between periods.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 - Securities Available for Sale

Amortized cost, gross unrealized gains and losses and fair value of debt securities and mortgage-backed securities at June 30, 2015 and 2014 and stratification by contractual maturity of debt securities at June 30, 2015 are presented below:

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available for sale:
Debt securities:
U.S. agency securities	$7,208	$66	$11	$7,263
Obligations of state and political subdivisions	27,513	26	704	26,835
Asset-backed securities	87,614	879	461	88,032
Collateralized loan obligations	128,624	175	628	128,171
Corporate bonds	163,049	433	874	162,608
Trust preferred securities	8,895	16	1,160	7,751
Total debt securities	422,903	1,595	3,838	420,660

Mortgage-backed securities:
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	27,392	10	324	27,078
Federal National Mortgage Association	45,522	12	900	44,634
Non-agency securities	167	-	2	165
Total collateralized mortgage obligations	73,081	22	1,226	71,877

Mortgage pass-through securities:
Residential pass-through securities:
Government National Mortgage Association	2,430	225	-	2,655
Federal Home Loan Mortgage Corporation	155,522	2,286	1,358	156,450
Federal National Mortgage Association	102,424	2,749	665	104,508
Total residential pass-through securities	260,376	5,260	2,023	263,613

Commercial pass-through securities:
Federal National Mortgage Association	11,066	63	-	11,129
Total commercial pass-through securities	11,066	63	-	11,129

Total mortgage-backed securities	344,523	5,345	3,249	346,619

Total securities available for sale	$767,426	$6,940	$7,087	$767,279

	June 30, 2015
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities available for sale:
Due in one year or less	$20,011	$20,088
Due after one year through five years	45,697	45,526
Due after five years through ten years	149,915	149,089
Due after ten years	207,280	205,957
Total	$422,903	$420,660

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 - Securities Available for Sale (continued)

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available for sale:
Debt securities:
U.S. agency securities	$4,159	$48	$2	$4,205
Obligations of state and political subdivisions	27,537	9	773	26,773
Asset-backed securities	87,480	663	827	87,316
Collateralized loan obligations	120,089	-	517	119,572
Corporate bonds	163,076	617	1,459	162,234
Trust preferred securities	8,887	32	1,121	7,798
Total debt securities	411,228	1,369	4,699	407,898

Mortgage-backed securities:
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	33,505	-	485	33,020
Federal National Mortgage Association	51,277	12	1,249	50,040
Non-agency securities	210	-	-	210
Total collateralized mortgage obligations	84,992	12	1,734	83,270

Mortgage pass-through securities:
Residential pass-through securities:
Government National Mortgage Association	3,055	221	-	3,276
Federal Home Loan Mortgage Corporation	196,882	3,937	1,929	198,890
Federal National Mortgage Association	147,873	4,750	836	151,787
Total residential pass-through securities	347,810	8,908	2,765	353,953

Total mortgage-backed securities	432,802	8,920	4,499	437,223

Total securities available for sale	$844,030	$10,289	$9,198	$845,121

During the years ended June 30, 2015, 2014 and 2013, proceeds from sales of securities available for sale totaled $57.2 million, $170.9 million and $442.8 million and resulted in gross gains of $601,000, $3.6 million and $10.6 million and gross losses of $594,000, $2.1 million and $135,000, respectively.

At June 30, 2015 and 2014, securities available for sale with carrying value of approximately $58.3 million and $76.1 million, respectively, were utilized as collateral for borrowings through the FHLB of New York.  As of those same dates, securities available for sale with total carrying values of approximately $1.4 million and $1.8 million, respectively, were pledged to secure public funds on deposit.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 6 – Securities Held to Maturity

Amortized cost, gross unrealized gains and losses and fair value of debt securities and mortgage-backed securities at June 30, 2015 and 2014 and stratification by contractual maturity of debt securities at June 30, 2015 are presented below:

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities held to maturity:
Debt securities:
U.S. agency securities	$143,334	$-	$332	$143,002
Obligations of state and political subdivisions	76,528	26	1,190	75,364
Total debt securities	219,862	26	1,522	218,366

Mortgage-backed securities:
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	15,121	5	-	15,126
Federal National Mortgage Association	221	24	-	245
Non-agency securities	42	-	1	41
Total collateralized mortgage obligations	15,384	29	1	15,412

Mortgage pass-through securities:
Residential pass-through securities:
Government National Mortgage Association	8	1	-	9
Federal Home Loan Mortgage Corporation	44,905	16	218	44,703
Federal National Mortgage Association	214,150	1,090	338	214,902
Total residential pass-through securities	259,063	1,107	556	259,614

Commercial pass-through securities:
Government National Mortgage Association	10,111	32	-	10,143
Federal National Mortgage Association	158,921	1,639	228	160,332
Total commercial pass-through securities	169,032	1,671	228	170,475

Total mortgage-backed securities	443,479	2,807	785	445,501

Total securities held to maturity	$663,341	$2,833	$2,307	$663,867

	June 30, 2015
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities held to maturity:
Due in one year or less	$6,359	$6,362
Due after one year through five years	154,345	153,927
Due after five years through ten years	36,240	35,733
Due after ten years	22,918	22,344
Total	$219,862	$218,366

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 6 – Securities Held to Maturity (continued)

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities held to maturity:
Debt securities:
U.S. agency securities	$144,349	$6	$1,408	$142,947
Obligations of state and political subdivisions	72,065	15	1,555	70,525
Total debt securities	216,414	21	2,963	213,472

Mortgage-backed securities:
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	20	2	-	22
Federal National Mortgage Association	264	30	-	294
Non-agency securities	54	-	1	53
Total collateralized mortgage obligations	338	32	1	369

Mortgage pass-through securities:
Residential pass-through securities:
Government National Mortgage Association	9	-	-	9
Federal Home Loan Mortgage Corporation	283	4	-	287
Federal National Mortgage Association	114,276	140	83	114,333
Total residential pass-through securities	114,568	144	83	114,629

Commercial pass-through securities:
Federal National Mortgage Association	180,752	73	2,042	178,783
Total commercial pass-through securities	180,752	73	2,042	178,783

Total mortgage-backed securities	295,658	249	2,126	293,781

Total securities held to maturity	$512,072	$270	$5,089	$507,253

There were no sales of securities held to maturity during the year ended June 30, 2015.  During the years ended June 30, 2014 and 2013, proceeds from sales of securities held to maturity totaled $28,000 and $18,000, respectively, resulting in gross losses of $6,000 and $6,000, respectively.  The proceeds and losses for each year were fully attributable to the sale of the Company’s non-investment grade, non-agency collateralized mortgage obligations.  These securities were originally acquired as investment grade securities upon the in-kind redemption of the Bank’s interest in the AMF Fund during the first quarter of fiscal 2009.  The ratings of these securities subsequently declined below investment grade with most ultimately being identified as other-than-temporarily impaired resulting in their eligibility for sale from the held-to-maturity portfolio.

At June 30, 2015 and 2014, securities held to maturity with carrying value of approximately $126.9 million and $128.1 million were utilized as collateral for borrowings from the FHLB of New York.  As of those same dates, securities held to maturity with total carrying values of approximately $7.9 million and $4.5 million, respectively, were pledged to secure public funds on deposit.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 – Impairment of Securities

The following two tables summarize the fair values and gross unrealized losses within the available for sale and held to maturity portfolios.  The gross unrealized losses, presented by security type, represent temporary impairments of value within each portfolio as of the dates presented.  Temporary impairments within the available for sale portfolio have been recognized through other comprehensive income as reductions in stockholders’ equity on a tax-effected basis.

The tables are followed by a discussion that summarizes the Company’s rationale for recognizing certain impairments as “temporary” versus those identified as “other-than-temporary”.  Such rationale is presented by investment type and generally applies consistently to both the “available for sale” and “held to maturity” portfolios, except where specifically noted.

	June 30, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Available for Sale:
U.S. agency securities	$1,533	$7	$695	$4	$2,228	$11
Obligations of state and political subdivisions	20,575	515	2,943	189	23,518	704
Asset-backed securities	23,855	293	20,067	168	43,922	461
Collateralized loan obligations	49,694	117	59,551	511	109,245	628
Corporate bonds	19,880	120	74,295	754	94,175	874
Trust preferred securities	-	-	6,734	1,160	6,734	1,160
Collateralized mortgage obligations	5,479	29	52,105	1,197	57,584	1,226
Residential pass-through securities	61,896	1,140	50,513	883	112,409	2,023

Total	$182,912	$2,221	$266,903	$4,866	$449,815	$7,087

	June 30, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Available for Sale:
U.S. agency securities	$826	$1	$84	$1	$910	$2
Obligations of state and political subdivisions	946	3	23,140	770	24,086	773
Asset-backed securities	28,404	630	25,169	197	53,573	827
Collateralized loan obligations	84,705	270	24,829	247	109,534	517
Corporate bonds	19,790	210	53,811	1,249	73,601	1,459
Trust preferred securities	-	-	6,766	1,121	6,766	1,121
Collateralized mortgage obligations	21,806	219	50,028	1,515	71,834	1,734
Residential pass-through securities	-	-	123,666	2,765	123,666	2,765

Total	$156,477	$1,333	$307,493	$7,865	$463,970	$9,198

The number of available for sale securities with unrealized losses at June 30, 2015 totaled 119 and included five U.S. agency securities, 62 municipal obligations, four asset-backed securities, 16 collateralized loan obligations, seven corporate obligations, four trust preferred securities, eight collateralized mortgage obligations and 13 residential pass-through securities.  The number of available for sale securities with unrealized losses at June 30, 2014 totaled 111 and included four U.S. agency securities, 63 municipal obligations, five asset-backed securities, 16 collateralized loan obligations, six corporate obligations, four trust preferred securities, six collateralized mortgage obligations and seven residential pass-through securities.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 – Impairment of Securities (continued)

	June 30, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Held to Maturity:
U.S. agency securities	$-	$-	$143,002	$332	$143,002	$332
Obligations of state and political subdivisions	56,190	840	7,965	350	64,155	1,190
Collateralized mortgage obligations	-	-	41	1	41	1
Residential pass-through securities	142,789	556			142,789	556
Commercial pass-through securities	18,792	228	-	-	18,792	228

Total	$217,771	$1,624	$151,008	$683	$368,779	$2,307

	June 30, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Held to Maturity:
U.S. agency securities	$-	$-	$141,919	$1,408	$141,919	$1,408
Obligations of state and political subdivisions	5,808	36	57,056	1,519	62,864	1,555
Collateralized mortgage obligations	30	1	-	-	30	1
Residential pass-through securities	59,993	83	-	-	59,993	83
Commercial pass-through securities	56,234	230	96,937	1,812	153,171	2,042

Total	$122,065	$350	$295,912	$4,739	$417,977	$5,089

The number of held to maturity securities with unrealized losses at June 30, 2015 totaled 166 and included seven U.S. agency securities, 136 municipal obligations, four collateralized mortgage obligations, 15 residential pass-through securities and four commercial pass-through securities.  The number of held to maturity securities with unrealized losses at June 30, 2014 totaled 198 and included seven U.S. agency securities, 137 municipal obligations, three collateralized mortgage obligations, 26 residential pass-through securities and 25 commercial pass-through securities.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 – Impairment of Securities (continued)

In general, if the fair value of a debt security is less than its amortized cost basis at the time of evaluation, the security is “impaired” and the impairment is to be evaluated to determine if it is other than temporary.  The Company evaluates the impaired securities in its portfolio for possible other than temporary impairment (OTTI) on at least a quarterly basis.  The following represents the circumstances under which an impaired security is determined to be other than temporarily impaired:

•	When the Company intends to sell the impaired debt security;
•

When the Company more likely than not will be required to sell the impaired debt security before recovery of its amortized cost (for example, whether liquidity requirements or contractual or regulatory obligations indicate that the security will be required to be sold before a forecasted recovery occurs); or

•

When an impaired debt security does not meet either of the two conditions above, but the Company does not expect to recover the entire amortized cost of the security.  According to applicable accounting guidance for debt securities, this is generally when the present value of cash flows expected to be collected is less than the amortized cost of the security.

In the first two circumstances noted above, the amount of OTTI recognized in earnings is the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date.  In the third circumstance, however, the OTTI is to be separated into the amount representing the credit loss from the amount related to all other factors.  The credit loss component is to be recognized in earnings while the non-credit loss component is to be recognized in other comprehensive income.  In these cases, OTTI is generally predicated on an adverse change in cash flows (e.g. principal and/or interest payment deferrals or losses) versus those expected at the time of purchase.  The absence of an adverse change in expected cash flows generally indicates that a security’s impairment is related to other “non-credit loss” factors and is thereby generally not recognized as OTTI.

The Company considers a variety of factors when determining whether a credit loss exists for an impaired security including, but not limited to:

•	The length of time and the extent (a percentage) to which the fair value has been less than the amortized cost basis;
•

Adverse conditions specifically related to the security, an industry, or a geographic area (e.g. changes in the financial condition of the issuer of the security, or in the case of an asset backed debt security, in the financial condition of the underlying loan obligors, including changes in technology or the discontinuance of a segment of the business that may affect the future earnings potential of the issuer or underlying loan obligors of the security or changes in the quality of the credit enhancement);

•	The historical and implied volatility of the fair value of the security;
•	The payment structure of the debt security;
•	Actual or expected failure of the issuer of the security to make scheduled interest or principal payments;
•	Changes to the rating of the security by external rating agencies; and
•	Recoveries or additional declines in fair value subsequent to the balance sheet date.

At June 30, 2015 and June 30, 2014, the Company held no securities on which credit-related OTTI had been recognized in earnings.  The following discussion summarizes the Company’s rationale for recognizing the impairments reported in the tables above as “temporary” versus “other-than-temporary”.  Such rationale is presented by investment type and generally applies consistently to both the available for sale and held to maturity portfolios, except where specifically noted.

Mortgage-backed Securities.

The carrying value of the Company’s mortgage-backed securities totaled $790.1 million at June 30, 2015 and comprised 55.2% of total investments and 18.6% of total assets as of that date.  This category of securities primarily includes mortgage pass-through securities and collateralized mortgage obligations issued by U.S. government agencies and/or GSEs such as Ginnie Mae, Fannie Mae and Freddie Mac who guarantee the contractual cash flows associated with those securities.   Those guarantees were strengthened during the 2008-2009 financial crisis at which time Fannie Mae and Freddie Mac were placed into receivership by the federal government.  Through those actions, the U.S. government effectively reinforced the guarantees of their agencies thereby strengthening the creditworthiness of the mortgage-backed securities issued by those agencies.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 – Impairment of Securities (continued)

With credit risk being reduced to negligible levels due primarily to the U.S. government’s support of most of these agencies, the unrealized losses on the Company’s investment in U.S. agency mortgage-backed securities are due largely to the combined effects of several market-related factors including, most notably, changes in market interest rates.  In general, the fair value of certain debt securities, including the Company’s mortgage-backed securities, move inversely with changes in market interest rates.  As market interest rates increase, the value of the securities, which are generally characterized by fixed interest rates or adjustable rates that lag the movement in market interest rates, decline and vice-versa.

Additionally, movements in market interest rates significantly impact the average lives of mortgage-backed securities by influencing the rate of principal prepayment attributable to refinancing activity.  Changes in the expected average lives of such securities significantly impact their fair values due to the extension or contraction of the cash flows that an investor expects to receive over the life of the security.  Generally, lower market interest rates prompt greater refinancing activity thereby shortening the average lives of mortgage-backed securities and vice-versa.  The historically low mortgage rates prevalent in the marketplace during recent years created significant refinancing incentive for qualified borrowers.

Prepayment rates are also influenced by fluctuating real estate values and the overall availability of credit in the marketplace which significantly impacts the ability of borrowers to qualify for refinancing.  The residential real estate marketplace in recent years has been characterized by diminished property values and reduced availability of credit due to tightening underwriting standards.  As a consequence, the ability of certain borrowers to qualify for the refinancing of existing loans has been reduced while residential real estate purchase activity has been stifled.  These factors have partially offset the effects of historically low interest rates on mortgage-backed security prepayment rates.

The market price of mortgage-backed securities, being the key measure of the fair value to an investor in such securities, is also influenced by the overall supply and demand for such securities in the marketplace.  Absent other factors, an increase in the demand for, or a decrease in the supply of a security increases its price.  Conversely, a decrease in the demand for, or an increase in the supply of a security decreases its price.

In sum, the factors influencing the fair value of the Company’s U.S. agency mortgage-backed securities, as described above, generally result from movements in market interest rates and changing real estate and financial market conditions which affect the supply and demand for such securities.  Such market conditions may fluctuate over time resulting in certain securities being impaired for periods in excess of 12 months.  However, the longevity of such impairment is not necessarily reflective of an expectation for an adverse change in cash flows signifying a credit loss. Consequently, the impairments of value resulting directly from these changing market conditions are considered “noncredit-related” and “temporary” in nature.

Finally, the Company has the stated ability and intent to “hold to maturity” those securities so designated at June 30, 2015 and does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Moreover, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  In light of the factors noted, the Company does not consider its U.S. agency and GSE mortgage-backed securities with unrealized losses at June 30, 2015  to be “other-than-temporarily” impaired as of that date.

In addition to those mortgage-backed securities issued by U.S. agencies and GSEs, the Company held a nominal balance of non-agency mortgage-backed securities at June 30, 2015. Unlike agency and GSE mortgage-backed securities, non-agency collateralized mortgage obligations are not explicitly guaranteed by a U.S. government sponsored entity.  Rather, such securities generally utilize the structure of the larger investment vehicle to reallocate credit risk among the individual tranches comprised within that vehicle.  Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying mortgage loans.  The creditworthiness of certain tranches may also be further enhanced by additional credit insurance protection embedded within the terms of the total investment vehicle.

The fair values of the non-agency mortgage-backed securities are subject to many of the factors applicable to the agency securities that may result in “temporary” impairments in value.  However, due to the lack of agency guaranty, the Company also monitors the general level of credit risk for each of its non-agency mortgage-backed securities based upon a variety of factors including, but not limited to, the ratings assigned to its specific tranches by one or more credit rating agencies, where available.  As noted above, the level of such ratings and changes thereto, is one of several factors considered by the Company in identifying those securities that may be other-than-temporarily impaired.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 – Impairment of Securities (continued)

The applicable securities generally maintained their credit-ratings at levels supporting the investment grade assessment by the Company.  The Company has the stated ability and intent to “hold to maturity” those securities at June 30, 2015 and has further concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  In light of the factors noted, the Company does not consider its non-agency mortgage-backed securities with unrealized losses at June 30, 2015 to be “other-than-temporarily” impaired as of that date.

U.S. Agency Debt Securities.

The carrying value of the Company’s U.S. agency debt securities totaled $150.6 million at June 30, 2015 and comprised 10.5% of total investments and 3.6% of total assets as of that date.  Such securities included $143.3 million of fixed-rate U.S. agency debentures and $7.3 million of securities representing securitized pools of loans issued and fully guaranteed by the Small Business Administration (“SBA”), a U.S. government agency.

With credit risk being reduced to negligible levels due to the issuer’s guarantee, the unrealized losses on the Company’s investment in U.S. agency debentures are due largely to the combined effects of several market-related factors including, most notably, changes in market interest rates.  In general, the fair value of certain debt securities, including the Company’s U.S. agency debentures, move inversely with changes in market interest rates.  As market interest rates increase, the value of the securities, which are generally characterized by fixed interest rates, decline and vice-versa.

The market price of U.S. agency debentures is also influenced by the overall supply and demand for such securities in the marketplace.  Absent other factors, an increase in the demand for, or a decrease in the supply of a security increases its price.  Conversely, a decrease in the demand for, or an increase in the supply of, a security decreases its price.

In sum, the factors influencing the fair value of the Company’s U.S. agency debentures, as described above, generally result from movements in market interest rates and changing market conditions which affect the supply and demand for such securities.  Those market conditions may fluctuate over time resulting in certain securities being impaired for periods in excess of 12 months.  However, the longevity of such impairment is not necessarily reflective of an expectation for an adverse change in cash flows signifying a credit loss.  Consequently, the impairments of value resulting directly from these changing market conditions are considered “noncredit-related” and “temporary” in nature.

Finally, the Company has the stated ability and intent to “hold to maturity” those securities so designated at June 30, 2015  and does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  In light of the factors noted, the Company does not consider its balance of U.S. agency securities with unrealized losses at June 30, 2015 to be “other-than-temporarily” impaired as of that date.

Obligations of State and Political Subdivisions.

The carrying value of the Company’s securities representing obligations of state and political subdivisions totaled $103.4 million at June 30, 2015 and comprised 7.2% of total investments and 2.4% of total assets as of that date.  Such securities primarily included fixed-rate, bank-qualified securities representing general obligations of municipalities located within the U.S. or the obligations of their related entities such as boards of education or school districts.  The balance of municipal obligations at June 30, 2015 included $6.4 million of non-rated bond anticipation and special emergency notes (“BANs”) comprising ten short-term obligations issued by a total of seven New Jersey municipalities.

As noted earlier, the Company considers the ratings assigned by one or more credit rating agencies, where available, in its evaluation of the impairment attributable to each of its municipal obligations.  The Company uses such ratings, in conjunction with the other criteria noted earlier, to identify those securities whose impairments are potentially “credit-related” versus “noncredit-related”.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 – Impairment of Securities (continued)

Unrealized losses associated with municipal obligations whose credit ratings exceed certain internally defined thresholds are considered to be indicative of “noncredit-related” impairment given the nominal level of credit losses that would be expected based upon such ratings.  That conclusion is generally reinforced, as appropriate, by additional internal analysis supporting the Company’s periodic internal investment grade assessment of the security.

At June 30, 2015, each of the Company’s impaired municipal obligations were consistently rated by Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Financial Services (“S&P”) well above the thresholds that generally support the Company’s investment grade assessment with such ratings equaling “A” or higher by S&P and/or “A1” or higher by Moody’s, where rated by those agencies.  In the absence of such ratings, the Company relies upon its own internal analysis of the issuer’s financial condition to validate its investment grade assessment.

Given the absence of any expectation for an adverse change in cash flows signifying a credit loss, the unrealized losses on the Company’s investment in municipal obligations are due largely to the combined effects of several market-related factors including, most notably, changes in market interest rates.  In general, the fair value of certain debt securities, including the Company’s municipal obligations, move inversely with changes in market interest rates.  As market interest rates increase, the value of the securities, which are generally characterized by fixed interest rates, decline and vice-versa.

The market price of municipal obligations is also influenced by the overall supply and demand for such securities in the marketplace.  While these factors may generally reflect the level of available liquidity in the marketplace, demand for individual securities will specifically reflect investors’ assessment of an issuer’s creditworthiness and resulting expectations for timely and full repayment in accordance with the terms of the applicable security agreement.  Absent other factors, an increase in the demand for, or a decrease in the supply of, a security increases its price.  Conversely, a decrease in the demand for, or an increase in the supply of, a security decreases its price.

In sum, the factors influencing the fair value of the Company’s municipal obligations, as described above, generally result from movements in market interest rates and changing market conditions which affect the supply and demand for such securities.  Those market conditions may fluctuate over time resulting in certain securities being impaired for periods in excess of 12 months.  However, the longevity of such impairment is not necessarily reflective of an expectation for an adverse change in cash flows signifying a credit loss.  Consequently, the impairments of value resulting directly from these changing market conditions are considered “noncredit-related” and “temporary” in nature.

Finally, the Company has the stated ability and intent to “hold to maturity” those securities so designated at June 30, 2015 and does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  In light of the factors noted, the Company does not consider its balance of obligations of state and political subdivisions with unrealized losses at June 30, 2015 to be “other-than-temporarily” impaired as of that date.

Asset-backed Securities.

The carrying value of the Company’s asset-backed securities totaled $88.0 million at June 30, 2015 and comprised 6.2% of total investments and 2.1% of total assets as of that date.  This category of securities is comprised entirely of structured, floating-rate securities representing securitized federal education loans with 97% U.S. government guarantees.  The securities represent tranches of a larger investment vehicle designed to reallocate credit risk among the individual tranches comprised within that vehicle.  Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying loans.  The Company’s securities represent the highest credit-quality tranches within the overall structures with each being rated “AA+” by S&P at June 30, 2015.

With credit risk being reduced to nominal levels due to the guarantees and structural support noted above, the unrealized losses on the Company’s investment in asset-backed securities are due largely to the combined effects of several market-related factors, including changes in market interest rates and fluctuating demand for such securities in the marketplace.  In general, the fair value of certain debt securities, including the Company’s asset-backed securities, move inversely with changes in market interest rates.  As market interest rates increase, the value of the securities decline and vice-versa.  However, the floating-rate nature of the Company’s asset-backed securities greatly reduces their sensitivity to such changes in market rates.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 – Impairment of Securities (continued)

More significantly, the market price of asset-backed securities is also influenced by the overall supply and demand for such securities in the marketplace.  Absent other factors, an increase in the demand for, or a decrease in the supply of, a security increases its price.  Conversely, a decrease in the demand for, or an increase in the supply of, a security decreases its price.

In sum, the factors influencing the fair value of the Company’s asset-backed securities, as described above, generally result from movements in market interest rates and changing market conditions which affect the supply and demand for such securities.  Those market conditions may fluctuate over time resulting in certain securities being impaired for periods in excess of 12 months.  However, the longevity of such impairment is not necessarily reflective of an expectation for an adverse change in cash flows signifying a credit loss.  Consequently, the impairments of value resulting directly from these changing market conditions are considered “noncredit-related” and “temporary” in nature.

Finally, the Company does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of June 30, 2015.  In light of the factors noted, the Company does not consider its balance of asset-backed securities with unrealized losses at June 30, 2015 to be “other-than-temporarily” impaired as of that date.

Collateralized Loan Obligations.

The outstanding balance of the Company’s collateralized loan obligations totaled $128.2 million at June 30, 2015 and comprised 9.0% of total investments and 3.0% of total assets as of that date.  This category of securities is comprised entirely of structured, floating-rate securities comprised of securitized commercial loans to large U.S. corporations.  The Company’s securities represent tranches of a larger investment vehicle designed to reallocate cash flows and credit risk among the individual tranches comprised within that vehicle.  Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying loans.

As noted earlier, the Company considers the ratings assigned by one or more credit rating agencies, where available, in its evaluation of the impairment attributable to each of its collateralized loan obligations.  The Company uses such ratings, in conjunction with the other criteria noted earlier, to identify those securities whose impairments are potentially “credit-related” versus “noncredit-related”.

Unrealized losses associated with collateralized loan obligations whose credit ratings exceed certain internally defined thresholds are considered to be indicative of “noncredit-related” impairment given the nominal level of credit losses that would be expected based upon such ratings.  That conclusion is generally reinforced, as appropriate, by additional internal analysis supporting the Company’s periodic internal investment grade assessment of the security.

At June 30, 2015, each of the Company’s impaired collateralized loan obligations were consistently rated by Moody’s and S&P well above the thresholds that generally support the Company’s investment grade assessment, with such ratings equaling “AA” or higher by S&P and “Aa2” or higher by Moody’s, where rated by those agencies.

Given the absence of any expectation for an adverse change in cash flows signifying a credit loss, the unrealized losses on the Company’s investment in collateralized loan obligations are due largely to the combined effects of several market-related factors, including changes in market interest rates and fluctuating demand for such securities in the marketplace.  In general, the fair value of certain debt securities, including the Company’s collateralized loan obligations, move inversely with changes in market interest rates.  As market interest rates increase, the value of the securities decline and vice-versa.  However, the floating-rate nature of the Company’s collateralized loan obligations greatly reduces their sensitivity to such changes in market rates.

More significantly, the market price of collateralized loan obligations is also influenced by the overall supply and demand for such securities in the marketplace.  While these factors may generally reflect the level of available liquidity in the marketplace, demand for individual securities will specifically reflect the performance of the underlying collateral in conjunction with the resiliency of the security’s structural support as they affect investors’ expectations for timely and full repayment.  Absent other factors, an increase in the demand for, or a decrease in the supply of, a security increases its price.  Conversely, a decrease in the demand for, or an increase in the supply of, a security decreases its price.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 – Impairment of Securities (continued)

In sum, the factors influencing the fair value of the Company’s collateralized loan obligations, as described above, generally result from movements in market interest rates and changing market conditions which affect the supply and demand for such securities.  Those market conditions may fluctuate over time resulting in certain securities being impaired for periods in excess of 12 months.  However, the longevity of such impairment is not necessarily reflective of an expectation for an adverse change in cash flows signifying a credit loss.  Consequently, the impairments of value resulting directly from these changing market conditions are considered “noncredit-related” and “temporary” in nature.

During fiscal 2014, the Company sold certain collateralized loan obligations that it had identified as potentially ineligible investments under the terms of the “Volcker Rule” and related regulations enacted by regulatory agencies in conjunction with the ongoing implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Such ineligibility was primarily based upon the actual composition of the securitized financial assets within the applicable securities.

The Company has also reviewed the underlying security agreements for each of its collateralized loan obligations to determine if the terms of such agreements could potentially allow for the inclusion of ineligible assets within the security’s structure in the future. To the extent the agreements contained such provisions and could or would not be modified by the issuer to ensure ongoing compliance with the Volcker Rule, the Bank sold such securities during the first half of fiscal 2015.

At June 30, 2015, the Company’s entire portfolio of collateralized loan obligations remains compliant with the Volcker Rule.  As such, the Company concluded that the possibility of being required to sell its collateralized loan obligations prior to their anticipated recovery is currently unlikely which is further reinforced by the overall strength of the Company’s liquidity, asset quality and capital position as of that date. Moreover, the Company does not otherwise intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost at June 30, 2015.

In light of the factors noted, the Company does not consider its balance of collateralized loan obligations with unrealized losses at June 30, 2015 to be “other-than-temporarily” impaired as of that date.

Corporate Bonds.

The carrying value of the Company’s corporate bonds totaled $162.6 million at June 30, 2015 and comprised 11.4% of total investments and 3.8% of total assets as of that date.  This category of securities is comprised entirely of floating-rate corporate debt obligations of large financial institutions.

As noted earlier, the Company considers the ratings assigned by one or more credit rating agencies, where available, in its evaluation of the impairment attributable to each of its corporate bonds.  The Company uses such ratings, in conjunction with the other criteria noted earlier, to identify those securities whose impairments are potentially “credit-related” versus “noncredit-related”.

Unrealized losses associated with corporate bonds whose credit ratings exceed certain internally defined thresholds are considered to be indicative of “noncredit-related” impairment given the nominal level of credit losses that would be expected based upon such ratings.  That conclusion is generally reinforced, as appropriate, by additional internal analysis supporting the Company’s periodic internal investment grade assessment of the security.

At June 30, 2015, each of the Company’s impaired corporate bonds were consistently rated by Moody’s and S&P above the thresholds that generally support the Company’s investment grade assessment with such ratings equaling “BBB+” or higher by S&P and/or “A3” or higher by Moody’s, where rated by those agencies.

Given the absence of any expectation for an adverse change in cash flows signifying a credit loss, the unrealized losses on the Company’s investment in corporate bonds are due largely to the combined effects of several market-related factors including changes in market interest rates and fluctuating demand for such securities in the marketplace.  In general, the fair value of certain debt securities, including the Company’s corporate bonds, move inversely with changes in market interest rates.  As market interest rates increase, the value of the securities decline and vice-versa.  However, the floating-rate nature of the Company’s corporate bonds greatly reduces their sensitivity to such changes in market rates.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 – Impairment of Securities (continued)

More significantly, the market price of corporate bonds is also influenced by the overall supply and demand for such securities in the marketplace.  While these factors may generally reflect the level of available liquidity in the marketplace, demand for individual securities will specifically reflect investors’ assessment of an issuer’s creditworthiness and resulting expectations for timely and full repayment in accordance with the terms of the applicable security agreement.  Absent other factors, an increase in the demand for, or a decrease in the supply of, a security increases its price.  Conversely, a decrease in the demand for, or an increase in the supply of, a security decreases its price.

In sum, the factors influencing the fair value of the Company’s corporate bonds, as described above, generally result from movements in market interest rates and changing market conditions which affect the supply and demand for such securities.  Those market conditions may fluctuate over time resulting in certain securities being impaired for periods in excess of 12 months.  However, the longevity of such impairment is not necessarily reflective of an expectation for an adverse change in cash flows signifying a credit loss.  Consequently, the impairments of value resulting directly from these changing market conditions are considered “noncredit-related” and “temporary” in nature.

Finally, the Company does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of June 30, 2015.  In light of the factors noted, the Company does not consider its balance of corporate bonds with unrealized losses at June 30, 2015 to be “other-than-temporarily” impaired as of that date.

Trust Preferred Securities.

The carrying value of the Company’s trust preferred securities totaled $7.8 million at June 30, 2015 and comprised less than one percent of total investments and total assets as of that date.  The category comprises a total of five “single-issuer” (i.e. non-pooled) trust preferred securities, four of which are impaired as of June 30, 2015, that were originally issued by four separate financial institutions.  As a result of bank mergers involving the issuers of these securities, the Company’s five trust preferred securities currently represent the de-facto obligations of three separate financial institutions.

As noted earlier, the Company considers the ratings assigned by one or more credit rating agencies, where such ratings are available, in its evaluation of the impairment attributable to each of its trust preferred securities.  The Company uses such ratings, in conjunction with other criteria, to identify those securities whose impairments are potentially “credit-related” versus “noncredit-related”.

Unrealized losses associated with trust preferred securities whose credit ratings exceed certain internally defined thresholds are considered to be indicative of “noncredit-related” impairment given the nominal level of credit losses that would be expected based upon such ratings.  That conclusion is generally reinforced, as appropriate, by additional internal analysis supporting the Company’s internal investment grade assessment of the security.

At June 30, 2015, the Company owned two securities at an amortized cost of $3.0 million that were consistently rated by Moody’s and S&P above the thresholds that generally support the Company’s investment grade assessment.  The securities were originally issued through Chase Capital II and currently represent de-facto obligations of JPMorgan Chase & Co.

The Company has attributed the unrealized losses on these securities to the combined effects of several market-related factors, including movements in market interest rates and general level of liquidity of such securities in the marketplace based on overall supply and demand.

With regard to interest rates, the Company’s impaired trust preferred securities are variable rate securities whose interest rates generally float with three-month LIBOR plus a margin.  Based upon the historically low level of short-term market interest rates, the current yield on these securities is comparatively low.  Consequently, the fair value of the securities, as determined based upon their market price, reflects the adverse effects of the historically low market interest rates at June 30, 2015.

More significantly, the market prices of the impaired trust preferred securities also currently reflect the effect of reduced demand for such securities in the current marketplace.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 – Impairment of Securities (continued)

In addition to the securities noted above, the Company owned two additional trust preferred securities at an amortized cost of $4.9 million whose external credit ratings by both S&P and Moody’s fell below the thresholds that the Company normally associates with investment grade securities.  The securities were originally issued through BankBoston Capital Trust IV and MBNA Capital B and currently represent de-facto obligations of Bank of America Corporation.

The Company’s evaluation of the unrealized loss associated with these securities considered a variety of factors to determine if any portion of the impairment was credit-related at June 30, 2015.  Factors generally considered in such evaluations included the financial strength and viability of the issuer and its parent company, the security’s historical performance through prior business and economic cycles, rating consistency or variability among rating companies, the security’s current and anticipated status regarding payment default or deferral of contractual payments to investors and the impact of these factors on the present value of the security’s expected future cash flows in relation to its amortized cost basis.

In its evaluation, the Company noted the overall financial strength and continuing expected viability of the issuing entity’s parent, particularly given their systemically critical role in the marketplace.  The Company noted the security’s absence of historical defaults or payment deferrals throughout prior business cycles including the recent fiscal crisis that triggered the current economic weaknesses prevalent in the marketplace.  Given these factors, the Company had no basis upon which to estimate an adverse change in the expected cash flows over the securities’ remaining terms to maturity.

In sum, the factors influencing the fair value of the Company’s trust preferred securities and the resulting impairment attributable to each generally resulted from movements in market interest rates and changing market conditions which affect the supply and demand for such securities.  Such market conditions may generally fluctuate over time resulting in the securities being impaired for periods in excess of 12 months.  However, the longevity of such impairment is not reflective of an expectation for an adverse change in cash flows signifying a credit loss. Consequently, the impairments of value arising from these changing market conditions are both “noncredit-related” and “temporary” in nature.

Finally, the Company does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of June 30, 2015.  Moreover, as “single issuer” obligations, these securities fall outside the scope of the Volcker Rule discussed earlier that originally identified pooled trust preferred securities as potentially ineligible investments for banks.  In light of the factors noted, the Company does not consider its investments in trust preferred securities with unrealized losses at June 30, 2015 to be “other-than-temporarily” impaired as of that date.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8 – Loans Receivable

	June 30,
	2015	2014
	(In Thousands)
Real estate mortgage:
One-to-four family residential	$592,321	$580,612
Commercial mortgage:
Multi-family	728,379	431,007
Nonresidential	580,724	552,748
Total commercial mortgage	1,309,103	983,755

Total real estate mortgage	1,901,424	1,564,367

Construction	5,711	7,281

Commercial business	99,451	67,261

Consumer:
Home equity loans	70,257	75,611
Home equity lines of credit	21,414	24,010
Passbook or certificate	3,999	3,965
Other	292	373
Total consumer	95,962	103,959

Total loans	2,102,548	1,742,868

Unamortized yield adjustments including net premiums and discounts on purchased and acquired loans and net deferred fees and costs on loans originated	316	(1,397)

Total loans receivable, net of yield adjustments	$2,102,864	$1,741,471

The Bank has granted loans to officers and directors of the Company and its subsidiaries and to their associates.  Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability.  As of June 30, 2015 and 2014 such loans totaled approximately $4.1 million and $4.7 million, respectively.  During the year ended June 30, 2015, the Bank granted five new loans to related parties totaling $868,000.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses

The following tables present the balance of the allowance for loan losses at June 30, 2015, 2014 and 2013 based upon the calculation methodology described in Note 1.  The tables identify the valuation allowances attributable to specifically identified impairments on individually evaluated loans, including those acquired with deteriorated credit quality, as well as valuation allowances for impairments on loans evaluated collectively.  The tables include the underlying balance of loans receivable applicable to each category as of those dates as well as the activity in the allowance for loan losses for the years ended June 30, 2015, 2014 and 2013.  Unless otherwise noted, the balance of loans reported in the tables below excludes yield adjustments and the allowance for loan loss.

Allowance for Loan Losses and Loans Receivable
at June 30, 2015
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Balance of allowance for loan losses:

Originated and purchased loans:
Loans individually evaluated for impairment	$116	$415	$-	$30	$12	$-	$-	$573
Loans collectively evaluated for impairment	2,031	10,162	29	989	184	33	15	13,443
Allowance for loan losses on originated and purchased loans	2,147	10,577	29	1,019	196	33	15	14,016

Loans acquired at fair value:
Loans acquired with deteriorated credit quality	-	-	-	81	-	-	-	81
Other acquired loans individually evaluated for impairment	-	114	-	259	-	24	-	397
Acquired loans collectively evaluated for impairment	63	429	5	501	64	49	1	1,112
Allowance for loan losses on loans acquired at fair value	63	543	5	841	64	73	1	1,590

Total allowance for loan losses	$2,210	$11,120	$34	$1,860	$260	$106	$16	$15,606

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

Allowance for Loan Losses and Loans Receivable
Year Ended June 30, 2015
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the year ended June 30, 2015:

At June 30, 2014:
Allocated	$2,729	$7,737	$67	$1,284	$460	$88	$22	$12,387
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	2,729	7,737	67	1,284	460	88	22	12,387

Total charge offs	(1,985)	(650)	-	(491)	(77)	-	(1)	(3,204)
Total recoveries	297	-	-	18	-	-	-	315
Total allocated provisions	1,169	4,033	(33)	1,049	(123)	18	(5)	6,108
Total unallocated provisions	-	-	-	-	-	-	-	-

At June 30, 2015:
Allocated	2,210	11,120	34	1,860	260	106	16	15,606
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	$2,210	$11,120	$34	$1,860	$260	$106	$16	$15,606

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

Allowance for Loan Losses and Loans Receivable
at June 30, 2015
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Balance of loans receivable:

Originated and purchased loans:
Loans individually evaluated for impairment	$10,240	$3,439	$-	$1,861	$991	$26	$-	$16,557
Loans collectively evaluated for impairment	520,070	1,214,586	3,328	69,797	63,034	10,854	4,204	1,885,873
Total originated and purchased loans	530,310	1,218,025	3,328	71,658	64,025	10,880	4,204	1,902,430

Loans acquired at fair value:
Loans acquired with deteriorated credit quality	116	318	-	7,929	-	-	-	8,363
Other acquired loans individually evaluated for impairment	-	4,196	2,037	927	534	945	-	8,639
Acquired loans collectively evaluated for impairment	61,895	86,564	346	18,937	5,698	9,589	87	183,116
Total loans acquired at fair value	62,011	91,078	2,383	27,793	6,232	10,534	87	200,118

Total loans	$592,321	$1,309,103	$5,711	$99,451	$70,257	$21,414	$4,291	2,102,548
Unamortized yield adjustments								316
Loans receivable, net of yield adjustments								$2,102,864

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

Allowance for Loan Losses and Loans Receivable
at June 30, 2014
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Balance of allowance for loan losses:

Originated and purchased loans:
Loans individually evaluated for impairment	$528	$404	$-	$-	$75	$-	$-	$1,007
Loans collectively evaluated for impairment	2,172	6,760	29	352	272	35	21	9,641
Allowance for loan losses on originated and purchased loans	2,700	7,164	29	352	347	35	21	10,648

Loans acquired at fair value:
Loans acquired with deteriorated credit quality	-	-	-	98	-	-	-	98
Other acquired loans individually evaluated for impairment	-	165	-	346	57	-	-	568
Acquired loans collectively evaluated for impairment	29	408	38	488	56	53	1	1,073
Allowance for loan losses on loans acquired at fair value	29	573	38	932	113	53	1	1,739

Total allowance for loan losses	$2,729	$7,737	$67	$1,284	$460	$88	$22	$12,387

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

Allowance for Loan Losses and Loans Receivable
Year Ended June 30, 2014
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the year ended June 30, 2014:

At June 30, 2013:
Allocated	$3,660	$5,359	$81	$1,218	$490	$76	$12	$10,896
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	3,660	5,359	81	1,218	490	76	12	10,896

Total charge offs	(1,202)	(44)	-	(1,170)	(47)	-	(30)	(2,493)
Total recoveries	67	525	-	9	2	-	-	603
Total allocated provisions	204	1,897	(14)	1,227	15	12	40	3,381
Total unallocated provisions	-	-	-	-	-	-	-	-

At June 30, 2014:
Allocated	2,729	7,737	67	1,284	460	88	22	12,387
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	$2,729	$7,737	$67	$1,284	$460	$88	$22	$12,387

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

Allowance for Loan Losses and Loans Receivable
at June 30, 2014
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Balance of loans receivable:

Originated and purchased loans:
Loans individually evaluated for impairment	$11,923	$5,403	$-	$1,263	$1,010	$17	$-	$19,616
Loans collectively evaluated for impairment	494,522	873,340	3,619	31,326	66,163	10,529	4,248	1,483,747
Total originated and purchased loans	506,445	878,743	3,619	32,589	67,173	10,546	4,248	1,503,363

Loans acquired at fair value:
Loans acquired with deteriorated credit quality	742	1,071	-	8,325	-	-	-	10,138
Other acquired loans individually evaluated for impairment	-	1,895	1,448	2,456	692	964	-	7,455
Acquired loans collectively evaluated for impairment	73,425	102,046	2,214	23,891	7,746	12,500	90	221,912
Total loans acquired at fair value	74,167	105,012	3,662	34,672	8,438	13,464	90	239,505

Total loans	$580,612	$983,755	$7,281	$67,261	$75,611	$24,010	$4,338	1,742,868
Unamortized yield adjustments								(1,397)
Loans receivable, net of yield adjustments								$1,741,471

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

Allowance for Loan Losses
Year Ended June 30, 2013
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the year ended June 30, 2013:

At June 30, 2012:
Allocated	$4,572	$3,443	$277	$1,310	$447	$54	$14	$10,117
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	4,572	3,443	277	1,310	447	54	14	10,117

Total charge offs	(2,272)	(1,042)	(9)	(182)	(221)	-	(2)	(3,728)
Total recoveries	15	-	-	18	10	-	-	43
Total allocated provisions	1,345	2,958	(187)	72	254	22	-	4,464
Total unallocated provisions	-	-	-	-	-	-	-	-

At June 30, 2013:
Allocated	3,660	5,359	81	1,218	490	76	12	10,896
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	$3,660	$5,359	$81	$1,218	$490	$76	$12	$10,896

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

The following tables present key indicators of credit quality regarding the Company’s loan portfolio based upon loan classification and contractual payment status at June 30, 2015 and 2014.

Credit-Rating Classification of Loans Receivable
at June 30, 2015
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans:
Non-classified	$518,592	$1,213,307	$3,328	$69,662	$62,902	$10,780	$4,201	$1,882,772
Classified:
Special Mention	955	256	-	58	56	74	-	1,399
Substandard	10,763	4,195	-	1,938	1,067	26	3	17,992
Doubtful	-	267	-	-	-	-	-	267
Loss	-	-	-	-	-	-	-	-
Total classified loans	11,718	4,718	-	1,996	1,123	100	3	19,658
Total originated and purchased loans	530,310	1,218,025	3,328	71,658	64,025	10,880	4,204	1,902,430

Loans acquired at fair value:
Non-classified	60,593	82,068	-	13,749	5,588	9,196	60	171,254
Classified:
Special Mention	372	3,425	346	7,617	76	242	24	12,102
Substandard	1,046	5,585	2,037	6,421	568	1,096	3	16,756
Doubtful	-	-	-	6	-	-	-	6
Loss	-	-	-	-	-	-	-	-
Total classified loans	1,418	9,010	2,383	14,044	644	1,338	27	28,864
Total loans acquired at fair value	62,011	91,078	2,383	27,793	6,232	10,534	87	200,118

Total loans	$592,321	$1,309,103	$5,711	$99,451	$70,257	$21,414	$4,291	$2,102,548

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

Credit-Rating Classification of Loans Receivable
at June 30, 2014
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans:
Non-classified	$492,531	$872,063	$3,461	$31,301	$66,016	$10,352	$4,247	$1,479,971
Classified:
Special Mention	1,626	357	158	25	146	84	1	2,397
Substandard	12,288	6,039	-	1,263	1,011	110	-	20,711
Doubtful	-	284	-	-	-	-	-	284
Loss	-	-	-	-	-	-	-	-
Total classified loans	13,914	6,680	158	1,288	1,157	194	1	23,392
Total originated and purchased loans	506,445	878,743	3,619	32,589	67,173	10,546	4,248	1,503,363

Loans acquired at fair value:
Non-classified	73,425	96,758	-	18,946	7,582	12,003	71	208,785
Classified:
Special Mention	-	4,600	353	4,602	45	245	16	9,861
Substandard	742	3,654	3,309	11,118	811	1,216	3	20,853
Doubtful	-	-	-	6	-	-	-	6
Loss	-	-	-	-	-	-	-	-
Total classified loans	742	8,254	3,662	15,726	856	1,461	19	30,720
Total loans acquired at fair value	74,167	105,012	3,662	34,672	8,438	13,464	90	239,505

Total loans	$580,612	$983,755	$7,281	$67,261	$75,611	$24,010	$4,338	$1,742,868

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

Contractual Payment Status of Loans Receivable
at June 30, 2015
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans:
Current	$524,780	$1,216,644	$3,328	$70,529	$63,457	$10,828	$4,199	$1,893,765
Past due:
30-59 days	420	256	-	23	114	-	4	817
60-89 days	685	-	-	-	-	26	-	711
90+ days	4,425	1,125	-	1,106	454	26	1	7,137
Total past due	5,530	1,381	-	1,129	568	52	5	8,665
Total originated and purchased loans	530,310	1,218,025	3,328	71,658	64,025	10,880	4,204	1,902,430

Loans acquired at fair value:
Current	61,895	89,796	1,610	25,721	5,993	9,577	85	194,677
Past due:
30-59 days	116	-	-	-	134	12	-	262
60-89 days	-	468	-	-	-	-	1	469
90+ days	-	814	773	2,072	105	945	1	4,710
Total past due	116	1,282	773	2,072	239	957	2	5,441
Total loans acquired at fair value	62,011	91,078	2,383	27,793	6,232	10,534	87	200,118

Total loans	$592,321	$1,309,103	$5,711	$99,451	$70,257	$21,414	$4,291	$2,102,548

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

Contractual Payment Status of Loans Receivable
at June 30, 2014
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans:
Current	$495,330	$875,887	$3,619	$31,081	$66,548	$10,499	$4,034	$1,486,998
Past due:
30-59 days	1,385	-	-	245	183	-	60	1,873
60-89 days	1,163	-	-	-	3	30	28	1,224
90+ days	8,567	2,856	-	1,263	439	17	126	13,268
Total past due	11,115	2,856	-	1,508	625	47	214	16,365
Total originated and purchased loans	506,445	878,743	3,619	32,589	67,173	10,546	4,248	1,503,363

Loans acquired at fair value:
Current	72,736	102,881	2,810	32,346	7,731	12,390	88	230,982
Past due:
30-59 days	689	561	-	-	152	-	-	1,402
60-89 days	-	427	-	-	95	110	1	633
90+ days	742	1,143	852	2,326	460	964	1	6,488
Total past due	1,431	2,131	852	2,326	707	1,074	2	8,523
Total loans acquired at fair value	74,167	105,012	3,662	34,672	8,438	13,464	90	239,505

Total loans	$580,612	$983,755	$7,281	$67,261	$75,611	$24,010	$4,338	$1,742,868

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

The following tables present information relating to the Company’s nonperforming and impaired loans at June 30, 2015 and 2014.  Loans reported as “90+ days past due and accruing” in the table immediately below are also reported in the preceding contractual payment status table under the heading “90+ days past due”.

Performance Status of Loans Receivable
at June 30, 2015
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans:
Performing	$522,474	$1,214,653	$3,328	$69,819	$63,563	$10,854	$4,203	$1,888,894
Nonperforming:
90+ days past due accruing	-	-	-	-	-	-	-	-
Nonaccrual	7,836	3,372	-	1,839	462	26	1	13,536
Total nonperforming	7,836	3,372	-	1,839	462	26	1	13,536
Total originated and purchased loans	530,310	1,218,025	3,328	71,658	64,025	10,880	4,204	1,902,430

Loans acquired at fair value:
Performing	61,895	87,273	346	25,688	5,882	9,589	86	190,759
Nonperforming:
90+ days past due accruing	-	-	-	-	-	-	-	-
Nonaccrual	116	3,805	2,037	2,105	350	945	1	9,359
Total nonperforming	116	3,805	2,037	2,105	350	945	1	9,359
Total loans acquired at fair value	62,011	91,078	2,383	27,793	6,232	10,534	87	200,118

Total loans	$592,321	$1,309,103	$5,711	$99,451	$70,257	$21,414	$4,291	$2,102,548

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

Performance Status of Loans Receivable
at June 30, 2014
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans:
Performing	$497,243	$873,421	$3,619	$31,326	$66,734	$10,529	$4,122	$1,486,994
Nonperforming:
90+ days past due accruing	-	-	-	-	-	-	125	125
Nonaccrual	9,202	5,322	-	1,263	439	17	1	16,244
Total nonperforming	9,202	5,322	-	1,263	439	17	126	16,369
Total originated and purchased loans	506,445	878,743	3,619	32,589	67,173	10,546	4,248	1,503,363

Loans acquired at fair value:
Performing	73,425	103,399	2,214	31,016	7,928	12,500	89	230,571
Nonperforming:
90+ days past due accruing	-	-	-	-	-	-	-	-
Nonaccrual	742	1,613	1,448	3,656	510	964	1	8,934
Total nonperforming	742	1,613	1,448	3,656	510	964	1	8,934
Total loans acquired at fair value	74,167	105,012	3,662	34,672	8,438	13,464	90	239,505

Total loans	$580,612	$983,755	$7,281	$67,261	$75,611	$24,010	$4,338	$1,742,868

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

Impairment Status of Loans Receivable
at or Year Ended June 30, 2015
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Carrying value of impaired loans:

Originated and purchased loans:
Non-impaired loans	$520,070	$1,214,586	$3,328	$69,797	$63,034	$10,854	$4,204	$1,885,873
Impaired loans:
Impaired loans with no allowance for impairment	8,387	1,777	-	1,418	905	26	-	12,513
Impaired loans with allowance for impairment:
Recorded investment	1,853	1,662	-	443	86	-	-	4,044
Allowance for impairment	(116)	(415)	-	(30)	(12)	-	-	(573)
Balance of impaired loans net of allowance for impairment	1,737	1,247	-	413	74	-	-	3,471
Total impaired loans, excluding allowance for impairment:	10,240	3,439	-	1,861	991	26	-	16,557
Total originated and purchased loans	530,310	1,218,025	3,328	71,658	64,025	10,880	4,204	1,902,430

Loans acquired at fair value:
Non-impaired loans	61,895	86,564	346	18,937	5,698	9,589	87	183,116
Impaired loans:
Impaired loans with no allowance for impairment	116	4,072	2,037	8,214	534	488	-	15,461
Impaired loans with allowance for impairment:
Recorded investment	-	442	-	642	-	457	-	1,541
Allowance for impairment	-	(114)	-	(340)	-	(24)	-	(478)
Balance of impaired loans net of allowance for impairment	-	328	-	302	-	433	-	1,063
Total impaired loans, excluding allowance for impairment:	116	4,514	2,037	8,856	534	945	-	17,002
Total loans acquired at fair value	62,011	91,078	2,383	27,793	6,232	10,534	87	200,118

Total loans	$592,321	$1,309,103	$5,711	$99,451	$70,257	$21,414	$4,291	$2,102,548

Unpaid principal balance of impaired loans:
Originated and purchased loans	$16,985	$4,103	$-	$2,036	$1,014	$26	$-	$24,164
Loans acquired at fair value	147	4,759	2,118	10,506	561	975	-	19,066
Total impaired loans	$17,132	$8,862	$2,118	$12,542	$1,575	$1,001	$-	$43,230

For the year ended June 30, 2015:
Average balance of impaired loans	$12,433	$7,902	$1,912	$11,693	$1,618	$1,005	$-	$36,563
Interest earned on impaired loans	$139	$63	$5	$886	$42	$-	$-	$1,135

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

Impairment Status of Loans Receivable
at or Year Ended June 30, 2014
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Carrying value of impaired loans:

Originated and purchased loans:
Non-impaired loans	$494,522	$873,340	$3,619	$31,326	$66,163	$10,529	$4,248	$1,483,747
Impaired loans:
Impaired loans with no allowance for impairment	9,800	5,037	-	1,263	911	17	-	17,028
Impaired loans with allowance for impairment:
Recorded investment	2,123	366	-	-	99	-	-	2,588
Allowance for impairment	(528)	(404)	-	-	(75)	-	-	(1,007)
Balance of impaired loans net of allowance for impairment	1,595	(38)	-	-	24	-	-	1,581
Total impaired loans, excluding allowance for impairment:	11,923	5,403	-	1,263	1,010	17	-	19,616
Total originated and purchased loans	506,445	878,743	3,619	32,589	67,173	10,546	4,248	1,503,363

Loans acquired at fair value:
Non-impaired loans	73,425	102,046	2,214	23,891	7,746	12,500	90	221,912
Impaired loans:
Impaired loans with no allowance for impairment	742	1,690	1,448	10,141	617	964	-	15,602
Impaired loans with allowance for impairment:
Recorded investment	-	1,276	-	640	75	-	-	1,991
Allowance for impairment	-	(165)	-	(444)	(57)	-	-	(666)
Balance of impaired loans net of allowance for impairment	-	1,111	-	196	18	-	-	1,325
Total impaired loans, excluding allowance for impairment:	742	2,966	1,448	10,781	692	964	-	17,593
Total loans acquired at fair value	74,167	105,012	3,662	34,672	8,438	13,464	90	239,505

Total loans	$580,612	$983,755	$7,281	$67,261	$75,611	$24,010	$4,338	$1,742,868

Unpaid principal balance of impaired loans:
Originated and purchased loans	$17,655	$5,919	$-	$1,407	$1,027	$17	$-	$26,025
Loans acquired at fair value	742	3,264	1,547	12,495	726	975	-	19,749
Total impaired loans	$18,397	$9,183	$1,547	$13,902	$1,753	$992	$-	$45,774

For the year ended June 30, 2014:
Average balance of impaired loans	$13,754	$9,971	$2,514	$10,669	$1,526	$641	$-	$39,075
Interest earned on impaired loans	$138	$186	$-	$732	$69	$7	$-	$1,132

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

Impairment Status of Loans Receivable
Year Ended June 30, 2013
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
For the year ended June 30, 2013:
Average balance of impaired loans	$15,890	$11,885	$2,120	$8,853	$1,767	$189	$-	$40,704
Interest earned on impaired loans	$181	$108	$20	$478	$61	$2	$-	$850

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

The following tables present information regarding the restructuring of the Company’s troubled debts during the year ended June 30, 2015 and June 30, 2013 and any defaults of TDRs during that year that were restructured within 12 months of the date of default.  During the year ended June 30, 2014, the Company did not restructure any troubled debts and there were no defaults of TDRs that were restructured within 12 months of the date of default.

Troubled Debt Restructurings of Loans Receivable
Year Ended June 30, 2015
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Troubled debt restructuring activity for the year ended June 30, 2015

Originated and purchased loans
Number of loans	5	1	-	2	-	-	-	8
Pre-modification outstanding recorded investment	$1,955	$369	$-	$348	$-	$-	$-	$2,672
Post-modification outstanding recorded investment	1,823	376	-	322	-	-	-	$2,521
Charge offs against the allowance for loan loss recognized at modification	261	14	-	27	-	-	-	$302

Loans acquired at fair value
Number of loans	-	1	-	1	-	-	-	2
Pre-modification outstanding recorded investment	$-	$479	$-	$32	$-	$-	$-	$511
Post-modification outstanding recorded investment	-	537	-	32	-	-	-	$569
Charge offs against the allowance for loan loss recognized at modification	-	24	-	1	-	-	-	$25

Troubled debt restructuring defaults for the year ended June 30, 2015

Originated and purchased loans
Number of loans	1	-	-	-	-	-	-	1
Outstanding recorded investment	$416	$-	$-	$-	$-	$-	$-	$416

Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

Troubled Debt Restructurings of Loans Receivable
Year Ended June 30, 2013
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
(In Thousands)
Troubled debt restructuring activity for the year ended June 30, 2013

Originated and purchased loans
Number of loans	5	1	-	-	2	-	-	8
Pre-modification outstanding recorded investment	$967	$265	$-	$-	$176	$-	$-	$1,408
Post-modification outstanding recorded investment	852	245	-	-	164	-	-	$1,261
Charge offs against the allowance for loan loss for impairment recognized at modification	146	20	-	-	14	-	-	$180

Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Pre-modification outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-
Post-modification outstanding recorded investment	-	-	-	-	-	-	-	$-
Charge offs against the allowance for loan loss for impairment recognized at modification	-	-	-	-	-	-	-	$-

Troubled debt restructuring defaults for the year ended June 30, 2013

Originated and purchased loans
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

The manner in which the terms of a loan are modified through a troubled debt restructuring generally includes one or more of the following changes to the loan’s repayment terms:

•	Interest Rate Reduction: Temporary or permanent reduction of the interest rate charged against the outstanding balance of the loan.
•	Capitalization of Prior Past Dues: Capitalization of prior amounts due to the outstanding balance of the loan.
•	Extension of Maturity or Balloon Date: Extending the term of the loan past its original balloon or maturity date.
•	Deferral of Principal Payments: Temporary deferral of the principal portion of a loan payment.
•	Payment Recalculation and Re-amortization: Recalculation of the recurring payment obligation and resulting loan amortization/repayment schedule based on the loan’s modified terms.

At June 30, 2015, the remaining outstanding principal balance and carrying amount of acquired credit-impaired loans totaled approximately $9,900,000 and $8,363,000 respectively.  By comparison, at June 30, 2014, the remaining outstanding principal balance and carrying amount of such loans totaled approximately $11,778,000 and $10,138,000, respectively.

The carrying amount of acquired credit-impaired loans for which interest is not being recognized due to the uncertainty of the cash flows relating to such loans totaled $1,322,000 and $2,374,000 at June 30, 2015 and June 30, 2014, respectively.

The balance of the allowance for loan losses at June 30, 2015 and June 30, 2014 included approximately $81,000 and $98,000 of valuation allowances, respectively, for a specifically identified impairment attributable to acquired credit-impaired loans.  The valuation allowances were attributable to additional impairment recognized on the applicable loans subsequent to their acquisition, net of any charge offs recognized during that time.

The following table presents the changes in the accretable yield relating to the acquired credit-impaired loans for the years ended June 30, 2015 and 2014.

	Year Ended June 30,
	2015	2014
	(In Thousands)
Beginning balance	$1,891	$741
Accretion to interest income	(702)	(326)
Disposals	-	(38)
Reclassifications from nonaccretable difference	-	1,514
Ending balance	$1,189	$1,891

Note 10 – Premises and Equipment

	June 30,
	2015	2014
	(In Thousands)
Land	$9,931	$9,931
Buildings and improvements	36,811	35,080
Leasehold Improvements	4,297	4,253
Furnishing and equipment	19,012	18,151
Construction in progress	589	1,959
	70,640	69,374
Less accumulated depreciation and amortization	31,460	29,269
Total premises and equipment	$39,180	$40,105

Land included properties held for future branch expansion totaling $2,419,000 at June 30, 2015 and 2014.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 – Interest Receivable

	June 30,
	2015	2014
	(In Thousands)
Loans	$6,324	$5,525
Mortgage-backed securities	1,855	1,796
Debt securities	1,694	1,692
Total interest receivable	$9,873	$9,013

Note 12 – Goodwill and Other Intangible Assets

	Goodwill	Core Deposit Intangibles
	(In Thousands)
Balance at June 30, 2012	$108,591	$652
Amortization	-	(138)
Balance at June 30, 2013	108,591	514
Amortization	-	(122)
Acquisition of Atlas Bank	-	398
Balance at June 30, 2014	108,591	790
Amortization	-	(193)
Balance at June 30, 2015	108,591	597

Scheduled amortization of core deposit intangibles for each of the next five years and thereafter is as follows:

Year Ending June 30,	Core Deposit Intangible Amortization
(In Thousands)
2016	$166
2017	139
2018	111
2019	84
2020	57
Thereafter	40

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13 – Deposits

	June 30,
	2015		2014
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars in Thousands)

Non-interest-bearing demand	$218,533	0.00%	$224,054	0.00%
Interest-bearing demand	724,484	0.25	700,248	0.24
Savings and club	520,957	0.16	518,421	0.16
Certificates of deposits	1,001,676	1.17	1,037,218	1.09
Total deposits	$2,465,650	0.58%	$2,479,941	0.56%

(1)

Interest-bearing demand deposits at June 30, 2015 and June 30, 2014 include $226.2 million and $213.5 million, respectively, of brokered deposits at a weighted average interest rate of 0.18% and 0.15%, excluding cost of interest rate derivatives used to hedge interest expense.

(2)	Certificates of deposit at June 30, 2014 and June 30, 2014 include $18.4 million and $18.5 million, respectively, of brokered deposits at a weighted average interest rate of 3.49% and 3.49%.

Certificates of deposit with balances of $100,000 or more at June 30, 2015 and 2014, totaled approximately $489.2 million and $476.6 million, respectively.  The Bank’s deposits are insurable to applicable limits by the Federal Deposit Insurance Corporation.

A summary of certificates of deposit by maturity follows:

	June 30,
	2015	2014
	(In Thousands)

One year or less	$526,457	$581,543
After one year to two years	169,105	187,401
After two years to three years	122,937	90,078
After three years to four years	95,040	90,921
After four years to five years	81,819	80,811
After five years	6,318	6,464
Total certificates of deposit	$1,001,676	$1,037,218

Interest expense on deposits consists of the following:

	June 30,
	2015	2014	2013
	(In Thousands)

Demand	$3,961	$3,790	$1,847
Savings and club	819	739	878
Certificates of deposit	11,159	10,009	11,986
Total interest on deposits	$15,939	$14,538	$14,711

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14 – Borrowings

Fixed-rate advances from FHLB of New York mature as follows:

	June 30,
	2015		2014
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars in Thousands)
Maturing in years ending June 30:
2015	$-	0.00%	$320,000	0.38%
2016	382,500	0.41	7,500	1.09
2017	3,000	1.05	3,000	1.05
2018	5,225	1.18	5,225	1.18
2021	671	4.94	765	4.94
2023	145,000	3.04	145,000	3.04
Total borrowings	536,396	1.13%	481,490	1.21%
Fair value adjustments	9		29
Total borrowings, net of fair value adjustments	$536,405		$481,519

At June 30, 2015, $382.5 million in advances are due within one year while the remaining $153.9 million in advances are due after one year of which $145.0 million are callable in April 2018.

At June 30, 2015, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $894.6 million and $185.2 million, respectively.  At June 30, 2014, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $739.4 million and $204.2 million, respectively.

Borrowings at June 30, 2015 and 2014 also included overnight borrowings in the form of depositor sweep accounts totaling $35.1 million and $30.7 million, respectively. Depositor sweep accounts are short term borrowings representing funds that are withdrawn from a customer’s noninterest-bearing deposit account and invested in an uninsured overnight investment account that is collateralized by specified investment securities owned by the Bank.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Derivative Instruments and Hedging Activities

The Company was subject to the terms of certain interest rate derivative agreements that were utilized by the Company to manage the interest rate exposure arising from specific wholesale funding positions.  Such wholesale funding sources include floating-rate brokered money market deposits indexed to one-month LIBOR as well as a number of 90 day fixed-rate FHLB advances that are forecasted to be periodically redrawn at maturity for the same 90 day term as the original advance.  The derivatives, comprising eight interest rate swaps and two interest rate caps, were designated as cash flow hedges with changes in their fair value recorded as an adjustment through other comprehensive income on an after-tax basis.

The effects of derivative instruments on the Consolidated Financial Statements for June 30, 2015 are as follows:

	June 30, 2015
	Notional/ Contract Amount	Fair Value	Balance Sheet Location	Expiration Date
	(Dollars in Thousands)
Derivatives designated as hedging instruments
Interest rate swaps by effective date:
July 1, 2013	$165,000	$(768)	Other liabilities	July 1, 2018
August 19, 2013	75,000	(1,149)	Other liabilities	August 20, 2018
October 9, 2013	50,000	(400)	Other liabilities	October 9, 2018
March 28, 2014	75,000	(1,372)	Other liabilities	March 28, 2019
June 5, 2015	60,000	(1,717)	Other liabilities	June 5, 2020
July 28, 2015	50,000	(1,697)	Other liabilities	July 28, 2020
September 28, 2015	40,000	(1,289)	Other liabilities	September 28, 2020
December 28, 2015	35,000	(1,119)	Other liabilities	December 28, 2020
	550,000	(9,511)
Interest rate caps by effective date:
June 5, 2013	40,000	428	Other liabilities	June 5, 2018
July 1, 2013	35,000	366	Other liabilities	July 1, 2018
	75,000	794
Total	$625,000	$(8,717)

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Derivative Instruments and Hedging Activities (continued)

	Year Ended June 30, 2015
	Amount of Loss Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
	(Dollars in Thousands)
Derivatives in cash flow hedges
Interest rate swaps by effective date:
July 1, 2013	$(515)	Not applicable	$-
August 19, 2013	(24)	Not applicable	-
October 9, 2013	(98)	Not applicable	-
March 28, 2014	(100)	Not applicable	-
June 5, 2015	(855)	Not applicable	-
July 28, 2015	(1,004)	Not applicable	-
September 28, 2015	(762)	Not applicable	-
December 28, 2015	(662)	Not applicable	-
	(4,020)		-
Interest rate caps by effective date:
June 5, 2013	(247)	Not applicable	-
July 1, 2013	(245)	Not applicable	-
	(492)		-
Total	$(4,512)		$-

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Derivative Instruments and Hedging Activities (continued)

The effects of derivative instruments on the Consolidated Financial Statements for June 30, 2014 are as follows:

	June 30, 2014
	Notional/ Contract Amount	Fair Value	Balance Sheet Location	Expiration Date
	(Dollars in Thousands)
Derivatives designated as hedging instruments
Interest rate swaps by effective date:
July 1, 2013	$165,000	$103	Other liabilities	July 1, 2018
August 19, 2013	75,000	(1,109)	Other liabilities	August 20, 2018
October 9, 2013	50,000	(234)	Other liabilities	October 9, 2018
March 28, 2014	75,000	(1,203)	Other liabilities	March 28, 2019
June 5, 2015	60,000	(271)	Other liabilities	June 5, 2020
	425,000	(2,714)
Interest rate caps by effective date:
June 5, 2013	40,000	913	Other liabilities	June 5, 2018
July 1, 2013	35,000	826	Other liabilities	July 1, 2018
	75,000	1,739
Total	$500,000	$(975)

	Year Ended June 30, 2014
	Amount of Loss Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
	(Dollars in Thousands)
Derivatives in cash flow hedges
Interest rate swaps by effective date:
July 1, 2013	$(896)	Not applicable	$-
August 19, 2013	(656)	Not applicable	-
October 9, 2013	(138)	Not applicable	-
March 28, 2014	(711)	Not applicable	-
June 5, 2015	(883)	Not applicable	-
	(3,284)		-
Interest rate caps by effective date:
June 5, 2013	(333)	Not applicable	-
July 1, 2013	(292)	Not applicable	-
	(625)		-
Total	$(3,909)		$-

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Derivative Instruments and Hedging Activities (continued)

The effects of derivative instruments on the Consolidated Financial Statements for June 30, 2013 are as follows:

	Year Ended June 30, 2013
	Amount of Gain Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
	(Dollars in Thousands)
Derivatives in cash flow hedges
Interest rate swaps by effective date:
July 1, 2013	$957	Not applicable	$-
June 5, 2015	722	Not applicable	-
	1,679		-
Interest rate caps by effective date:
June 5, 2013	128	Not applicable	-
July 1, 2013	31	Not applicable	-
	159		-
Total	$1,838		$-

The Company has in place an enforceable master netting arrangement with every counterparty. All master netting arrangements include rights to offset associated with the Company’s recognized derivative assets, derivative liabilities, and cash collateral received and pledged.

At June 30, 2015, two of the Company’s derivatives were in an asset position totaling $794,000 while the remaining eight derivatives were in a liability position totaling $9.5 million.  In total, the Company’s derivatives were in a net liability position of $8.7 million at June 30, 2015 and included in other liabilities as of that date.  As required under the enforceable master netting arrangement with its derivatives counterparty, the Company posted financial collateral in the amount of $8.7 million at June 30, 2015 that was not included as an offsetting amount.

At June 30, 2014, three of the Company’s derivatives were in an asset position totaling $1.8 million while the remaining four derivatives were in a liability position totaling $2.8 million.  In total, the Company’s derivatives were in a net liability position of $975,000 at June 30, 2014 and included in other liabilities as of that date.  As required under the enforceable master netting arrangement with its derivatives counterparty, the Company posted financial collateral in the amount of $1,090,000 at June 30, 2014 that was not included as an offsetting amount.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 – Benefit Plans

Employee Stock Ownership Plan

As a result of the closing of the Company’s second-step conversion and stock offering on May 18, 2015, share data presented in this note was adjusted to reflect the 1.3804 exchange ratio for the shares converted into the Company’s new common stock.

In conjunction with the closing of Company’s first-step conversion and stock offering in February 2005, the Bank established an Employee Stock Ownership Plan (“ESOP”) for all eligible employees who complete a twelve-month period of employment with the Bank, have attained the age of 21 and complete at least 1,000 hours of service in a plan year.  The ESOP used $17,457,000 in proceeds from a term loan obtained from the Company to purchase 2,409,764 shares of Company common stock.  Principal on the term loan was originally payable in equal installments through the maturity date of March 31, 2017 with the loan carrying an interest rate of 5.50%.  The Bank made discretionary contributions to the ESOP that provided the funding it needed to pay the scheduled principal and loan payments to the Company under the terms of the original ESOP loan agreement.  Such discretionary contributions were typically reduced by the amount of dividends paid on shares of the Company’s common stock held by the ESOP.

In conjunction with the closing of the Company’s second step conversion and stock offering in May 2015, the Bank augmented its ESOP by using $36,125,000 in proceeds from a new term loan obtained from the Company to the ESOP to purchase an additional 3,612,500 additional shares of Company common stock.  The proceeds from the new term loan included an additional $3,788,000 to refinance the remaining outstanding balance and accrued interest owed under the original ESOP term loan.  The original principal balance of the Company’s consolidated term loan to the ESOP totaled $39,913,000 with equal quarterly installments of principal and interest payable over 20 years at an annual interest rate of 3.25%.  As with the original term loan, the Bank expects to make discretionary contributions to the ESOP equaling the principal and interest payments owed on the ESOP’s loan to the Company.  As above, such payments may be reduced by the amount of dividends paid on shares of the Company’s common stock held by the ESOP.

Shares purchased with the loan proceeds provide collateral for the term loan and are held in a suspense account for future allocations among participants.  Contributions to the ESOP and shares released from the suspense account are to be allocated among the participants on the basis of compensation, as described by the ESOP, in the year of allocation.

ESOP shares pledged as collateral are initially recorded as unearned ESOP shares in the consolidated statements of financial condition.  On a monthly basis, 16,725 shares are committed to be released, compensation expense is recorded equal to the number of shares committed to be released times the monthly average market price of the shares, and the committed shares become outstanding for basic net income per common share computations.  ESOP compensation expense was approximately $2,067,000, $1,742,000 and $1,431,000 for the years ended June 30, 2015, 2014 and 2013, respectively.

At June 30, 2015 and 2014, the ESOP shares were as follows:

	June 30,
	2015	2014
	(In Thousands)
Allocated shares	1,629	1,537
Total shares distributed due to employment termination	329	220
Shares committed to be released	100	117
Unearned shares	3,964	535
Total ESOP shares	6,022	2,409

Fair value of unearned ESOP shares	$44,236	$5,873

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 – Benefit Plans (continued)

Employee Stock Ownership Plan Benefit Equalization Plan ("ESOP BEP")

The Bank has a non-qualified plan to compensate its senior officers who participate in the Bank's ESOP for certain benefits lost under such plan by reason of benefit limitations imposed by the Internal Revenue Code (“IRC”).  The ESOP BEP expense was approximately $28,000, $36,000 and $6,000 for the years ended June 30, 2015, 2014 and 2013, respectively.  The liability totaled approximately $18,000 and $15,000 at June 30, 2015 and 2014, respectively.

Thrift Plan

The Bank sponsors the Employees' Savings and Profit Sharing Plan and Trust (the “Plan”), pursuant to Section 401(k) of the Internal Revenue Code, for all eligible employees.  Employees may elect to save up to 20% of their compensation.  The Bank will contribute a matching contribution up to 3% of the employee annual compensation.  The Plan expense amounted to approximately $591,000, $543,000 and $527,000 for the years ended June 30, 2015, 2014 and 2013, respectively.

Multi-Employer Retirement Plan

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (“The Pentegra DB Plan”), a tax-qualified defined-benefit pension plan.   The Pentegra DB Plan’s Employer Identification Number is 13-5645888 and the Plan Number is 333.  The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the IRC.  There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan.

The Pentegra DB Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities.  Accordingly, under the Pentegra DB Plan contributions made by a participating employer may be used to provide benefits to participants of other participating employers.

The Pentegra DB Plan is non-contributory and covers all eligible employees.  In April 2007, the Board of Directors of the Bank approved, effective July 1, 2007, “freezing” all future benefit accruals under the Bank’s defined benefit pension plan.

Funded status (market value of plan assets divided by funding target) of the Bank’s plan based on valuation reports as of July 1, 2014 and 2013 was 108.85% and 101.13%, respectively.  Total contributions, made to the Pentegra DB Plan, which include contributions from all participating employers and not just the Company, as reported on Form 5500, were $190.8 million and $136.5 million for the plan years ended June 30, 2014 and June 30, 2013, respectively.  The Bank’s contributions to the Pentegra DB Plan were not more than 5% of the total contributions to the Pentegra DB Plan.  During the years ended June 30, 2015, 2014 and 2013, the total expense recorded for the Pentegra DB Plan was approximately $246,000, $303,000 and $1,254,000, respectively.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 – Benefit Plans (continued)

Atlas Bank Retirement Income Plan (“ABRIP”)

Through the merger with Atlas Bank, the Company acquired a non-contributory defined benefit pension plan covering all eligible employees of Atlas Bank.  Effective January 31, 2013, the ABRIP was frozen by Atlas Bank.  All benefits for eligible participants accrued in the ABRIP to the freeze date have been retained.  The benefits are based on years of service and employee’s compensation.  The ABRIP is funded in conformity with funding requirements of applicable government regulations.

The following tables set forth the ABRIP’s funded status and net periodic benefit cost:

	June 30,
	2015	2014
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation - beginning	$2,646	$-
Interest cost	115	-
Benefit payments	(192)	-
Acquisition	-	2,646
Projected benefit obligation - ending	$2,569	$2,646

Change in plan assets:
Fair value of assets - beginning	$3,885	$-
Expected return on assets	265	-
Benefit payments	(192)	-
Acquistion	-	3,885
Fair value of assets - ending	$3,958	$3,885

Funded status included in other assets	$1,389	$1,239

Accumulated benefit obligation	$2,569	$2,646

Valuation assumptions
Discount rate	4.50%	N/A
Salary increase rate	N/A	N/A

	Years Ended June 30,
	2015	2014
	(In Thousands)
Net periodic benefit cost:
Interest cost	$115	$-
Expected return on assets	(265)	-
Total benefit	$(150)	$-

Valuation assumptions
Discount rate	4.50%	N/A
Long term rate of return on plan assets	7.00%	N/A

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 – Benefit Plans (continued)

There was no net periodic pension expense for the year ended June 30, 2014 as the acquisition of Atlas Bank occurred on June 30, 2014.  The Bank does not expect to contribute to the ABRIP in the year ending June 30, 2016.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Benefit Payments
(In Thousands)
Years ending June 30:
2016	$198
2017	201
2018	203
2019	200
2020	197
2021-2025	951

For the fiscal year ending June 30, 2016, $10,000 of unrecognized net loss is expected to be recognized as a component of net periodic pension expense.

The assets of the ABRIP are invested in a Guaranteed Deposit Fund (“GDF”) with Prudential Financial, Inc.  The GDF is a group annuity fund invested in public and private-issue debt securities through various sub-accounts.  The underlying assets are valued based on quoted prices for similar assets with similar terms and other observable market data and have no redemption restrictions.  The investments in the plan were monitored to ensure that they complied with the investment policies set forth in the plan document.  The plan’s assets were reviewed periodically by management, which included an analysis of the asset allocation and the performance of the GDF prepared by Prudential Financial, Inc.

The overall investment objective of the ABRIP is to ensure safety of principal and seek an attractive rate of return.  The GDF utilizes a full spectrum of fixed income asset classes to provide the opportunity to maximize portfolio returns and diversification.  Such asset classes are as follows:

•	Private Placement Bonds
•	Commercial Mortgage Loans
•	Public Corporate Bonds
•	Residential Mortgage Securities
•	Public Asset Backed Securities
•	Commercial Mortgage-backed Securities
•	Private Securitized Investments

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 – Benefit Plans (continued)

The long-term rate-of-return-on-assets assumption was set based on historical returns earned by equities and fixed-income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes.  Equities and fixed-income securities were assumed to earn real rates of return in the ranges of 5-9% and 2-6%, respectively.  The long-term inflation rate was estimated to be 3%.  When these overall return expectations are applied to the plan’s allocation, the result is an expected rate of return of 7% to 11%.

The fair values of the ABRIP’s assets at June 30, 2015 and 2014, by asset category (see Note 20 for the definitions of levels), are as follows:

	June 30, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)

Prudential Guaranteed Deposit Fund	$-	$3,958	$-	$3,958

	June 30, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)

Prudential Guaranteed Deposit Fund	$-	$3,885	$-	$3,885

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 – Benefit Plans (continued)

Benefit Equalization Plan (“BEP”)

The Bank has an unfunded non-qualified plan to compensate senior officers of the Bank who participate in the Bank’s qualified defined benefit plan for certain benefits lost under such plans by reason of benefit limitations imposed by Sections 415 and 401 of the IRC.  There were approximately $227,000, $265,000 and $221,000 in contributions made to and benefits paid under the BEP during each of the years ended June 30, 2015, 2014 and 2013, respectively.

The following tables set forth the BEP’s funded status and components of net periodic benefit cost:

	June 30,
	2015	2014
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation - beginning	$3,101	$3,430
Interest cost	142	154
Actuarial loss (gain)	165	(218)
Benefit payments	(227)	(265)
Projected benefit obligation - ending	$3,181	$3,101

Change in plan assets:
Fair value of assets - beginning	$-	$-
Contributions	227	265
Benefit payments	(227)	(265)
Fair value of assets - ending	$-	$-

Reconciliation of funded status:
Accumulated benefit obligation	$(3,181)	$(3,101)

Projected benefit obligation	$(3,181)	$(3,101)
Fair value of assets	-	-
Accrued pension included in other liabilities	$(3,181)	$(3,101)

Valuation assumptions
Discount rate	4.50%	4.50%
Salary increase rate	N/A	N/A

	Years Ended June 30,
	2015	2014	2013
	(In Thousands)
Net periodic benefit cost:
Interest cost	$142	$154	$143
Amortization of net actuarial loss	47	37	50
Total expense	$189	$191	$193

Valuation assumptions
Discount rate	4.50%	5.00%	4.25%
Salary increase rate	N/A	N/A	N/A

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 – Benefit Plans (continued)

It is estimated that contributions of approximately $227,000 will be made during the year ending June 30, 2016.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Benefit Payments
(In Thousands)
Years ending June 30:
2016	$227
2017	229
2018	231
2019	233
2020	235
2021-2025	1,185

In April 2007, the Board of Directors of the Bank approved, effective July 1, 2007, “freezing” all future benefit accruals under the BEP related to the Bank’s defined benefit pension plan.

At June 30, 2015 and 2014, unrecognized net loss of $896,000 and $777,000, respectively, was included in accumulated other comprehensive income.  For the fiscal year ending June 30, 2016, $58,000 of the unrecognized net loss is expected to be recognized as a component of net periodic benefit cost.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 – Benefit Plans (continued)

Postretirement Welfare Plan

The Bank has an unfunded postretirement group term life insurance plan covering all eligible employees.  The benefits are based on age and years of service.  During the years ended June 30, 2015, 2014 and 2013, contributions and benefits paid totaled $6,000, $6,000 and $5,000, respectively.

The following tables set forth the accrued accumulated postretirement benefit obligation and the net periodic benefit cost:

	June 30,
	2015	2014
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation - beginning	$992	$1,043
Service cost	66	54
Interest cost	46	45
Actuarial loss (gain)	41	(144)
Premiums/claims paid	(6)	(6)
Projected benefit obligation - ending	$1,139	$992

Change in plan assets:
Fair value of assets - beginning	$-	$-
Contributions	6	6
Premiums/claims paid	(6)	(6)
Fair value of assets - ending	$-	$-

Reconciliation of funded status:
Accumulated benefit obligation	$(1,139)	$(992)
Fair value of assets	-	-
Accrued postretirement benefit included in other liabilities	$(1,139)	$(992)

Valuation assumptions
Discount rate	4.50%	4.50%
Salary increase rate	3.25%	3.25%

	Years Ended June 30,
	2015	2014	2013
	(In Thousands)
Net periodic benefit cost:
Service cost	$66	$54	$62
Interest cost	46	45	40
Amortization of net actuarial loss	-	-	4
Total expense	$112	$99	$106

Valuation assumptions
Discount rate	4.50%	5.00%	4.25%
Salary increase rate	3.25%	3.25%	3.25%

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 – Benefit Plans (continued)

It is estimated that contributions of approximately $7,000 will be made during the year ending June 30, 2016.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Benefit Payments
(In Thousands)
Years ending June 30:
2016	$7
2017	7
2018	9
2019	10
2020	11
2021-2025	66

At June 30, 2015 and 2014, unrecognized net (loss) gain of $(23,000) and $18,000, respectively, were included in accumulated other comprehensive income.  For the fiscal year ending June 30, 2016, $29,000 of unrecognized net gain is expected to be recognized as a component of net periodic benefit cost.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 – Benefit Plans (continued)

Directors’ Consultation and Retirement Plan (“DCRP”)

The Bank has an unfunded retirement plan for non-employee directors. The benefits are payable based on term of service as a director.  During each of the years ended June 30, 2015, 2014 and 2013, contributions and benefits paid totaled $60,000, $60,000 and $98,000, respectively.

The following table sets forth the DCRP’s funded status and components of net periodic cost:

	June 30,
	2015	2014
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation - beginning	$2,983	$3,201
Service cost	162	147
Interest cost	139	136
Actuarial loss (gain)	157	(441)
Benefit payments	(60)	(60)
Projected benefit obligation - ending	$3,381	$2,983

Change in plan assets:
Fair value of assets - beginning	$-	$-
Contributions	60	60
Benefit payments	(60)	(60)
Fair value of assets - ending	$-	$-

Reconciliation of funded status:
Accumulated benefit obligation	$(3,018)	$(2,524)

Projected benefit obligation	$(3,381)	$(2,983)
Fair value of assets	-	-
Accrued pension included in other liabilities	$(3,381)	$(2,983)

Valuation assumptions
Discount rate	4.50%	4.50%
Salary increase rate	3.25%	3.25%

	Years Ended June 30,
	2015	2014	2013
	(In Thousands)
Net periodic benefit cost:
Service cost	$162	$147	$168
Interest cost	139	136	125
Amortization of unrecognized gain	(18)	(39)	-
Amortization of past service liability	46	46	48
Total expense	$329	$290	$341

Valuation assumptions
Discount rate	4.50%	5.00%	4.25%
Salary increase rate	3.25%	3.25%	3.25%

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 – Benefit Plans (continued)

It is estimated that contributions of approximately $81,000 will be made during the year ending June 30, 2016.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Benefit Payments
(In Thousands)
Years ending June 30:
2016	$81
2017	103
2018	126
2019	150
2020	175
2021-2025	1,230

At June 30, 2015 and 2014, unrecognized net gain of $487,000 and $661,000, respectively, and unrecognized past service cost of $62,000 and $108,000, respectively, were included in accumulated other comprehensive income.  For the fiscal year ending June 30, 2016, $36,000 of unrecognized past service cost are expected to be recognized as a component of net periodic benefit cost.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 – Benefit Plans (continued)

Stock Compensation Plans

As a result of the closing of the Company’s second-step conversion and stock offering on May 18, 2015, share data presented in this note was adjusted to reflect the 1.3804 exchange ratio for the shares converted into the Company’s new common stock.

The Company’s stock compensation plan provides for the grant of stock options and restricted stock awards.  The plan authorized up to 4,919,934 shares as stock option grants and 1,967,974 shares as restricted stock awards.  At June 30, 2015, there were 521,649 shares remaining available for future stock option grants and 24,100 shares remaining available for future restricted stock awards under the plans.

Stock option grants generally vest over a five-year service period and have a contractual maturity of ten years.  The Company recognizes compensation expense for the fair values of these grants, which have graded vesting, on a straight-line basis over the requisite service period of the grants.

The Company granted 62,118 and 255,373 options during the years ended June 30, 2015 and June 30, 2014, respectively.  No options were granted during the year ended June 30, 2013.

Management used the following assumptions to estimate the fair value of the options granted during the year ended June 30, 2015:

Weighted average risk-free interest rate	1.57%
Expected dividend yield	0.80%
Weighted average volatility factor of the expected market price of the Company's stock	32.01%
Weighted average expected life of the options	6.5 years

The weighted average fair value of stock options granted during the year ended June 30, 2015 was $4.30 per option.

Restricted stock awards generally vest in full after five years.  The Company recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period of five years.

The Company awarded 16,564 and 75,228 shares of restricted stock during the year ended June 30, 2015 and June 30, 2014.  There were no restricted stock awards granted during the year ended June 30, 2013.

During the years ended June 30, 2015, 2014 and 2013, the Company recorded $469,000, $289,000 and  $209,000, respectively, of share-based compensation expense, comprised of stock option expense of $179,000, $81,000 and $41,000, respectively, and restricted stock expense of $290,000, $208,000 and $168,000, respectively.

During the years ended June 30, 2015, 2014 and 2013, the income tax benefit attributed to non-qualified stock options expense was approximately $2,000, $-1,000- and $-0-, respectively, and attributed to restricted stock expense was approximately $119,000, $85,000 and $68,000, respectively.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 – Benefit Plans (continued)

The following is a summary of the Company's stock option activity and related information for its option plans for the year ended June 30, 2015:

	Options	Weighted Average Exercise Price	Range of prices	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In Thousands)				(In Thousands)
Outstanding at June 30, 2014	4,189	$8.96	$7.36 - $10.71	2.0 years	$9,034
Granted	62	$9.82	$9.82
Exercised	(3,844)	$8.88	$8.36 - $9.20
Forefeited	(41)	$10.71	$10.71
Outstanding at June 30, 2015	366	$9.75	$7.36 - $10.71	8.2 years	$520

Exercisable at June 30, 2015	115	$8.61	$7.36 - $10.71	6.9 years	$292

The Company generally utilizes treasury stock to issue shares upon the exercise of vested options.  A total of 3,844,582 vested options with an aggregate intrinsic value of $7.4 million were exercised during the year ended June 30, 2015.  In fulfillment of a portion of these exercises, the Company issued 148,230 shares from treasury stock carrying an average cost of $8.32 per share during the period.

The Company elected to settle the exercise of the remaining 3,696,352 stock options exercised during the year ended June 30, 2015 in cash based upon the difference between the exercise price of the options and the closing price of the Company’s stock on the date of exercise.  The net cash proceeds of these exercises resulted in a direct reduction of stockholders’ equity totaling approximately $7.2 million.  No additional shares of the Company’s capital stock were issued and no cash proceeds were received in relation to the exercise of these options.

A total of 162,360 vested options with an aggregate intrinsic value of $256,000 were exercised during the fiscal year ended June 30, 2014 with all such shares being issued from treasury stock carrying an average cost of $8.32 per share.  There were no vested options exercised during the years ended June 30, 2013.

All shares of treasury stock held by the Company immediately prior to the second-step conversion and stock offering were cancelled in conjunction with the closing of the transaction.  As such, the Company held no shares of treasury stock at June 30, 2015.

The cash proceeds from stock options exercises during the years ended June 30, 2015 and June 30, 2014 totaled approximately $1.4 million and $1.5 million, respectively.  A portion of exercises during each period represented disqualifying dispositions of incentive stock options for which the Company recognized $416,000 and $98,000 in income tax benefit for each period, respectively.

Expected future compensation expense relating to the 251,232 non-exercisable options outstanding as of June 30, 2015 is $767,000 over a weighted average period of 3.84 years.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 – Benefit Plans (continued)

The following is a summary of the status of the Company's non-vested restricted share awards as of June 30, 2015 and changes during the year ended June 30, 2015:

	Restricted Shares	Weighted Average Grant Date Fair Value
	(In Thousands)
Non-vested at June 30, 2014	120	$9.44
Awarded	17	$9.82
Vested	(34)	$8.65
Forefeited	(14)	$7.07
Non-vested at June 30, 2015	89	$10.19

During the years ended June 30, 2015, 2014 and 2013, the total fair value of vested restricted shares were $331,000, $244,000 and $166,000, respectively.  Expected future compensation expense relating to the 89,168 non-vested restricted shares at June 30, 2015 is $871,000 over a weighted average period of 3.42 years.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17 – Stockholders’ Equity and Regulatory Capital

Federal banking regulators impose various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.  A savings institution that is a subsidiary of a savings and loan holding company, such as the Bank, must file an application or a notice with federal banking regulators at least thirty days before making a capital distribution.  A savings institution must file an application for prior approval of a capital distribution if:  (i) it is not eligible for expedited treatment under the applications processing rules of federal banking regulators; (ii) the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings institution’s net income for that year to date plus the institution’s retained net income for the preceding two years; (iii) it would not adequately be capitalized after the capital distribution; or (iv) the distribution would violate an agreement with federal banking regulators or applicable regulations.

During the fiscal year ended June 30, 2014, an application for a capital distribution from the Bank to the Company was approved by federal banking regulators in the amounts of $5,000,000 which was paid by the Bank to the Company in September 2013.  No capital distributions from the Bank to the Company were initiated during the fiscal years ended June 30, 2015 and June 30, 2013.

Federal banking regulators may disapprove a notice or deny an application for a capital distribution if:  (i) the savings institution would be undercapitalized following the capital distribution; (ii) the proposed capital distribution raises safety and soundness concerns; or (iii) the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

The Bank and consolidated Company are subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary –  actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank and consolidated Company must meet specific capital guidelines that involve quantitative measures of their respective assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s and consolidated Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

The federal banking agencies have substantially amended the regulatory risk-based capital rules applicable to the Bank and consolidated Company. The amendments implemented the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The new rules apply regulatory capital requirements to both the Bank and the consolidated Company.  The amended rules included new minimum risk-based capital and leverage ratios, which became effective in January 2015, with certain requirements to be phased in beginning in 2016, and refined the definition of what constitutes “capital” for purposes of calculating those ratios.

The new minimum capital level requirements applicable to both the Bank and the consolidated Company include: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The amended rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17 – Stockholders’ Equity and Regulatory Capital (continued)

The following tables present information regarding the Bank’s regulatory capital levels at June 30, 2015 and 2014.

	At June 30, 2015
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$695,002	30.42%	$182,764	8.00%	$228,455	10.00%
Tier 1 capital (to risk-weighted assets)	679,396	29.74%	137,073	6.00%	182,764	8.00%
Common equity tier 1 capital (to risk-weighted assets)	679,396	29.74%	102,805	4.50%	148,496	6.50%
Tier 1 capital (to adjusted total assets)	679,396	16.47%	165,045	4.00%	206,306	5.00%

	At June 30, 2014
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$376,343	20.45%	$147,232	8.00%	$184,040	10.00%
Tier 1 capital (to risk-weighted assets)	363,956	19.78%	73,616	4.00%	110,424	6.00%
Tier 1 capital (to adjusted total assets)	363,956	10.75%	135,420	4.00%	169,275	5.00%

The following table presents information regarding the consolidated Company’s regulatory capital levels at June 30, 2015.  The Company was not subject to regulatory capital requirements at June 30, 2014.

	At June 30, 2015
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$1,077,938	47.16%	$182,857	8.00%	$228,571	10.00%
Tier 1 capital (to risk-weighted assets)	1,062,332	46.48%	137,143	6.00%	182,857	8.00%
Common equity tier 1 capital (to risk-weighted assets)	1,062,332	46.48%	102,857	4.50%	148,571	6.50%
Tier 1 capital (to adjusted total assets)	1,062,332	25.82%	164,587	4.00%	205,734	5.00%

Based upon most recent notification from federal banking regulators dated October 6, 2014 the Bank was categorized as well capitalized as of June 30, 2014, under the regulatory framework for prompt corrective action.  There are no conditions existing or events which have occurred since notification that management believes have changed the Bank’s category.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 18 – Income Taxes

Retained earnings at June 30, 2015, includes approximately $30.5 million of bad debt allowance, pursuant to the IRC, for which income taxes have not been provided.  If such amount is used for purposes other than to absorb bad debts, including distributions in liquidation, it will be subject to income tax at the then current rate.

The components of income taxes are as follows:

	Years Ending June 30,
	2015	2014	2013
	(In Thousands)
Current income tax expense:
Federal	$1,438	$3,196	$1,629
State	704	938	343
	2,142	4,134	1,972
Deferred income tax (benefit) expense:
Federal	(2,722)	49	411
State	(824)	122	102
	(3,546)	171	513
Valuation allowance	135	(88)	(235)

Total income tax (benefit) expense	$(1,269)	$4,217	$2,250

The following table presents a reconciliation between the reported income taxes and the income taxes which would be computed by applying the normal federal income tax rate of 35% to income before income taxes for the years ended June 30, 2015, 2014 and 2013:

	Years Ending June 30,
	2015	2014	2013
	(In Thousands)
Federal income tax expense at statutory rate	$1,526	$5,042	$3,065
(Reduction) increases in income taxes resulting from:
Tax exempt interest	(679)	(635)	(142)
New Jersey state tax, net of federal tax effect	10	632	284
Incentive stock options compensation expense	61	28	15
Income from bank-owned life insurance	(1,405)	(959)	(680)
Disqualifying disposition on incentive stock options	(491)	-	-
Net operating loss utilized from mututal holding company dissolution	(354)	-	-
Other items, net	(72)	197	(66)
	(1,404)	4,305	2,476
Valuation allowance	135	(88)	(226)

Total income tax expense	$(1,269)	$4,217	$2,250
Effective income tax rate	-29.11%	29.27%	25.70%

The effective income tax rate represents total income tax expense divided by income before income taxes.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 18 – Income Taxes (continued)

During the years ended June 30, 2015, 2014 and 2013, the Company maintained a valuation allowance against the deferred tax asset arising from the portion of the unrealized losses on securities available for sale that would represent capital losses if such losses were to be realized since it was deemed more likely than not that the deferred tax asset would not be realized through offsetting capital gains.  The Company maintained an additional valuation allowance during the year ended June 30, 2015 against a portion of the deferred tax asset arising from the carryover associated with its charitable contribution to the KearnyBank Foundation made in conjunction with the Company’s second step conversion and stock offering.  The valuation allowance is attributable to a portion of the New Jersey state charitable contribution carryover which has been deemed more likely than not to not be realizable due to a difference in the taxable net income basis between the Company’s tax filing entities at the federal and state levels.

The tax effects of existing temporary differences that give rise to deferred income tax assets and liabilities are as follows:

	June 30,
	2015	2014
	(In Thousands)
Deferred income tax assets:
Purchase accounting	$1,188	$615
Accumulated other comprehensive income
Defined benefit plans	201	84
Unrealized loss on securities available for sale	46	-
Unrealized loss on securities available for sale transferred to held to maturity	435	404
Derivatives	4,547	1,430
Allowance for loan losses	6,375	5,060
Benefit plans	2,955	2,816
Compensation	658	239
Stock-based compensation	564	3,255
Uncollected interest	2,775	2,431
Depreciation	970	928
Charitable contribution carryover	3,906	-
Other items	775	809
	25,395	18,071
Valuation allowance	(289)	(134)
	25,106	17,937
Deferred income tax liabilities:
Deferred costs	1,059	815
Goodwill	6,188	6,198
Accumulated other comprehensive income
Unrealized gain on securities available for sale	-	458
Other items	32	152
	7,279	7,623
Net deferred income tax asset	$17,827	$10,314

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 19 – Commitments

The Bank has non-cancelable operating leases for branch offices.  The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2015:

Operating Lease Payments
(In Thousands)
Years ending June 30:
2016	$1,838
2017	1,661
2018	1,329
2019	998
2020	733
Thereafter	2,662
Total minimum payments required	$9,221

The following schedule shows the composition of total rental expense for all operating leases:

	June 30,
	2015	2014	2013
	(In Thousands)

Minimum rentals	$1,807	$1,716	$1,629

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit.  The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The outstanding loan commitments are as follows:

	June 30,
	2015	2014
	(In Thousands)
Loan commitments:
Mortgage loans	$62,895	$27,452
Home equity loans	2,902	1,374
Business loans	1,374	350
Construction loans in process	775	6,385
Consumer home equity and overdraft lines of credit	32,499	35,765
Commercial lines of credit	25,728	24,070
Total loan commitments	$126,173	$95,396

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 19 – Commitments (continued)

At June 30, 2015, the outstanding mortgage loan commitments included $13.8 million for fixed-rate loans with interest rates ranging from 2.875% to 4.00% and $40.0 million for adjustable-rate loans with initial rates ranging from 3.125% to 4.75%.  The remaining $9.1 million of mortgage loan commitments represent the remaining balance of an outstanding blanket commitment with a third party loan originator to purchase newly originated residential mortgage loans whose rates may either be fixed or adjustable-rate.  Home equity loan commitments include $2.9 million for fixed-rate loans with interest rates ranging from 3.25% to 4.125%.  Business loan commitments total $1.4 million representing funding commitments on floating rate loans with initial rates of 6.00%.  Undisbursed funds from home equity and business lines of credit are adjustable-rate loans with interest rates ranging from 1.25% below to 5.00% above the prime rate published in the Wall Street Journal.  Lines of credit providing overdraft protection for checking accounts are adjustable-rate loans with interest rates ranging from 3.50% to 4.00% above prime.

At June 30, 2014, the outstanding mortgage loan commitments included $20.0 million for fixed-rate loans with interest rates ranging from 3.00% to 6.00% and $935,000 for adjustable-rate loans with initial rates of 6.00%.  The remaining $6.5 million of mortgage loan commitments represent the remaining balance of an outstanding blanket commitment with a third party loan originator to purchase newly originated residential mortgage loans whose rates may either be fixed or adjustable-rate.  Home equity loan commitments include $1.4 million for fixed-rate loans with interest rates ranging from 3.125% to 6.00%.  Business loan commitments total $350,000 representing funding commitments on floating rate loans with initial rates ranging from 3.75% to 5.50%.  Undisbursed funds from home equity and business lines of credit are adjustable-rate loans with interest rates ranging from 1.25% below to 5.00% above the prime rate published in the Wall Street Journal.  Lines of credit providing overdraft protection for checking accounts are adjustable-rate loans with interest rates ranging from 3.50% to 4.00% above prime.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management’s credit evaluation of the counterparty.

In addition to the commitments noted above, the Bank is party to standby letters of credit through which it guarantees certain specific business obligations of its commercial customers.  The balance of standby letters of credit at June 30, 2015 and 2014 were approximately $159,000 and $519,000, respectively.

The Company and subsidiaries are also party to litigation which arises primarily in the ordinary course of business.  In the opinion of management, the ultimate disposition of such litigation should not have a material adverse effect on the consolidated financial position of the Company.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 20 – Fair Value of Financial Instruments

The guidance on fair value measurement establishes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy describes three levels of inputs that may be used to measure fair value:

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:

Observable inputs other than Level 1 prices, such as quoted for similar assets or liabilities; quoted prices in markets that are not active; or inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3:

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

In addition, the guidance requires the Company to disclose the fair value for assets and liabilities on both a recurring and non-recurring basis.

Those assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Debt securities available for sale:
U.S. agency securities	$-	$7,263	$-	$7,263
Obligations of state and political subdivisions	-	26,835	-	26,835
Asset-backed securities	-	88,032	-	88,032
Collateralized loan obligations	-	128,171	-	128,171
Corporate bonds	-	162,608	-	162,608
Trust preferred securities	-	7,751	-	7,751
Total debt securities	-	420,660	-	420,660

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	-	71,877	-	71,877
Residential pass-through securities	-	263,613	-	263,613
Commercial pass-through securities	-	11,129	-	11,129
Total mortgage-backed securities	-	346,619	-	346,619

Total securities available for sale	$-	$767,279	$-	$767,279

Derivative instruments
Interest rate swaps	$-	$(9,511)	$-	$(9,511)
Interest rate caps	-	794	-	794
Total derivatives	$-	$(8,717)	$-	$(8,717)

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 20 – Fair Value of Financial Instruments (continued)

	June 30, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Debt securities available for sale:
U.S. agency securities	$-	$4,205	$-	$4,205
Obligations of state and political subdivisions	-	26,773	-	26,773
Asset-backed securities	-	87,316	-	87,316
Collateralized loan obligations	-	119,572	-	119,572
Corporate bonds	-	162,234	-	162,234
Trust preferred securities	-	7,798	-	7,798
Total debt securities	-	407,898	-	407,898

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	-	83,270	-	83,270
Residential pass-through securities	-	353,953	-	353,953
Total mortgage-backed securities	-	437,223	-	437,223

Total securities available for sale	$-	$845,121	$-	$845,121

Derivative instruments
Interest rate swaps	$-	$(2,714)	$-	$(2,714)
Interest rate caps	-	1,739	-	1,739
Total derivatives	$-	$(975)	$-	$(975)

The fair values of securities available for sale (carried at fair value) or held to maturity (carried at amortized cost) are primarily determined by obtaining matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

The Company has contracted with a third party vendor to provide periodic valuations for its interest rate derivatives to determine the fair value of its interest rate caps and swaps.  The vendor utilizes standard valuation methodologies applicable to interest rate derivatives such as discounted cash flow analysis and extensions of the Black-Scholes model.  Such valuations are based upon readily observable market data and are therefore considered Level 2 valuations by the Company.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 20 – Fair Value of Financial Instruments (continued)

Those assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	June 30, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Impaired loans	$-	$-	$9,742	$9,742
Real estate owned	$-	$-	$547	$547

	June 30, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Impaired loans	$-	$-	$10,387	$10,387

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value:

	June 30, 2015
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(In Thousands)
Impaired loans	$9,742	Market valuation of underlying collateral	(1)	Direct disposal costs	(2)	6% - 10%	9.45%
Real estate owned	$547	Market valuation of property	(3)	Direct disposal costs	(2)	8%	8.00%

	June 30, 2014
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(In Thousands)
Impaired loans	$10,387	Market valuation of underlying collateral	(1)	Direct disposal costs	(2)	6% - 10%	7.10%

(1)	The fair value basis of impaired loans is generally determined based on an independent appraisal of the market value of a loan’s underlying collateral.
(2)

The fair value basis of real estate owned is generally determined based upon the lower of an independent appraisal of the property’s market value or the applicable listing price or contracted sales price.

(3)

The fair value basis of impaired loans and real estate owned is adjusted to reflect management estimates of disposal costs including, but not necessarily limited to, real estate brokerage commissions and title transfer fees, with such cost estimates generally ranging from 6% to 10% of collateral or property market value.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 20 – Fair Value of Financial Instruments (continued)

An impaired loan is evaluated and valued at the time the loan is identified as impaired at the lower of cost or market value.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Market value is measured based on the value of the collateral securing the loan and is classified at a Level 3 in the fair value hierarchy.  Once a loan is identified as individually impaired, management measures impairment in accordance with the FASB’s guidance on accounting by creditors for impairment of a loan with the fair value estimated using the market value of the collateral reduced by estimated disposal costs.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans.  Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

At June 30, 2015, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $10.8 million and valuation allowances of $1.1 million reflecting fair values of $9.7 million.  By comparison, at June 30, 2014, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $12.1 million and valuation allowances of $1.7 million reflecting fair values of $10.4 million.

Once a loan is foreclosed, the fair value of the real estate owned continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan.  At June 30, 2015, real estate owned whose carrying value was written down utilizing Level 3 inputs during the year ended June 30, 2015 comprised one property with a fair value totaling $547,000.  By comparison, at June 30, 2014, the Company held no real estate owned whose carrying value was written down utilizing Level 3 inputs during fiscal 2014.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at June 30, 2015 and June 30, 2014:

Cash and Cash Equivalents, Interest Receivable and Interest Payable.  The carrying amounts for cash and cash equivalents, interest receivable and interest payable approximate fair value because they mature in three months or less.

Securities.  See the discussion presented above concerning assets measured at fair value on a recurring basis.

Loans Receivable.  Except for certain impaired loans as previously discussed, the fair value of loans receivable is estimated by discounting the future cash flows, using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, of such loans.

FHLB of New York Stock.  The carrying amount of restricted investment in bank stock approximates fair value, and considers the limited marketability of such securities.
Deposits.  The fair value of demand, savings and club accounts is equal to the amount payable on demand at the reporting date.  The fair value of certificates of deposit is estimated using rates currently offered for deposits of similar remaining maturities.  The fair value estimates do not include the benefit that results from the low-cost funding provided by deposit liabilities compared to the cost of borrowing funds in the market.

Advances from FHLB.  Fair value is estimated using rates currently offered for advances of similar remaining maturities.

Interest Rate Derivatives.  See the discussion presented above concerning assets measured at fair value on a recurring basis.

Commitments.  The fair value of commitments to fund credit lines and originate or participate in loans is estimated using fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed rate loan commitments, fair value also considers the difference between current levels of interest and the committed rates.  The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, is not considered material for disclosure.  The contractual amounts of unfunded commitments are presented in Note 19.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 20 – Fair Value of Financial Instruments (continued)

The carrying amounts and fair values of financial instruments are as follows:

	June 30, 2015
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$340,136	$340,136	$340,136	$-	$-
Debt securities available for sale	420,660	420,660	-	420,660	-
Mortgage-backed securities available for sale	346,619	346,619	-	346,619	-
Debt securities held to maturity	219,862	218,366	-	218,366	-
Mortgage-backed securities held to maturity	443,479	445,501	-	445,501	-
Loans receivable	2,087,258	2,069,209	-	-	2,069,209
FHLB Stock	27,468	27,468	-	-	27,468
Interest receivable	9,873	9,873	9,873	-	-

Financial liabilities:
Deposits (1)	2,465,650	2,476,425	1,463,974	-	1,012,451
Borrowings	571,499	585,209	-	-	585,209
Interest payable on borrowings	1,020	1,020	1,020	-	-

Derivative instruments:
Interest rate swaps	(9,511)	(9,511)	-	(9,511)	-
Interest rate caps	794	794	-	794	-

(1)	Includes accrued interest payable on deposits of $80,000 at June 30, 2015.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 20 – Fair Value of Financial Instruments (continued)

	June 30, 2014
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$135,034	$135,034	$135,034	$-	$-
Debt securities available for sale	407,898	407,898	-	407,898	-
Mortgage-backed securities available for sale	437,223	437,223	-	437,223	-
Debt securities held to maturity	216,414	213,472	-	213,472	-
Mortgage-backed securities held to maturity	295,658	293,781	-	293,781	-
Loans receivable	1,729,084	1,711,972	-	-	1,711,972
FHLB Stock	25,990	25,990	-	-	25,990
Interest receivable	9,013	9,013	9,013	-	-

Financial liabilities:
Deposits (1)	2,479,941	2,490,933	1,442,723	-	1,048,210
Borrowings	512,257	521,839	-	-	521,539
Interest payable on borrowings	1,001	1,001	1,001	-	-

Derivative instruments:
Interest rate swaps	(2,714)	(2,714)	-	(2,714)	-
Interest rate caps	1,739	1,739	-	1,739	-

(1)	Includes accrued interest payable on deposits of $69,000 at June 30, 2014.

Limitations.  Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular financial instrument.  Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors.  These estimates are subjective in nature, involve uncertainties and matters of judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

The fair value estimates are based on existing on-and-off balance sheet financial instruments without attempting to value anticipated future business and the value of assets and liabilities that are not considered financial instruments.  Other significant assets and liabilities that are not considered financial assets and liabilities include premises and equipment, and advances from borrowers for taxes and insurance.  In addition, the ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

Finally, reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates which must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies introduces a greater degree of subjectivity to these estimated fair values.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 21 – Comprehensive Income

The components of accumulated other comprehensive income (loss) included in stockholders’ equity are as follows:

	June 30,
	2015	2014
	(In Thousands)
Net unrealized (loss) gain on securities available for sale	$(147)	$1,091
Tax effect	(108)	(592)
Net of tax amount	(255)	499

Net unrealized loss on securities available for sale transferred to held to maturity	(1,065)	(990)
Tax effect	435	404
Net of tax amount	(630)	(586)

Fair value adjustments on derivatives	(11,130)	(3,501)
Tax effect	4,547	1,430
Net of tax amount	(6,583)	(2,071)

Benefit plan adjustments	(494)	(206)
Tax effect	201	84
Net of tax amount	(293)	(122)

Total accumulated other comprehensive loss	$(7,761)	$(2,280)

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 21 – Comprehensive Income (continued)

Other comprehensive income (loss) and related tax effects are presented in the following table:

	Years Ended June 30,
	2015	2014	2013
	(In Thousands)
Net unrealized holding gain (loss) on securities available for sale	$(1,231)	$9,989	$(36,662)

Unrealized holding loss on securities available for sale transferred to held to maturity	-	(1,009)	$-

Amortization of unrealized holding loss on securities available for sale transferred to held to maturity (3)	(75)	19	-

Net realized gain on securities available for sale	(7)	(1,523)	(10,433)

Fair value adjustments on derivatives	(7,629)	(6,608)	3,107

Benefit plans:
Amortization of:
Actuarial loss (gain) (1)	29	(2)	54
Past service cost (1)	46	46	48
New actuarial (loss) gain	(363)	803	(1,186)
Net change in benefit plan accrued expense	(288)	847	(1,084)

Other comprehensive (loss) income before taxes	(9,230)	1,715	(45,072)
Tax effect (2)	3,749	144	17,337
Total comprehensive (loss) income	$(5,481)	$1,859	$(27,735)

(1)	Represents amount reclassified out of accumulated other comprehensive income and included in gain on sale of securities on the consolidated statements of income.
(2)	Represents amounts reclassified out of accumulated other comprehensive income and included in interest income on taxable securities.
(3)	Represents amounts reclassified out of accumulated other comprehensive income and included in the computation of net periodic pension expense. See Note 16 – Benefit Plans for additional information.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 22 – Parent Only Financial Information

Kearny Financial Corp. operates its wholly owned subsidiary Kearny Bank and the Bank’s wholly-owned subsidiaries.  The consolidated earnings of the subsidiaries are recognized by the Company using the equity method of accounting.  Accordingly, the consolidated earnings of the subsidiaries are recorded as increases in the Company’s investment in the subsidiaries.  The following are the condensed financial statements for Kearny Financial Corp. (Parent Company only) as June 30, 2015 and 2014, and for each of the years in the three-year period ended June 30, 2015.

Condensed Statements of Financial Condition

	June 30, 2015	June 30, 2014
	(In Thousands)
Assets

Cash and amounts due from depository institutions	$343,026	$17,413
Loans receivable	39,388	5,065
Investment in subsidiary	784,439	472,110
Other assets	610	154
Total Assets	$1,167,463	$494,742

Liabilities and Stockholders' Equity

Other liabilities	88	66
Stockholders' equity	1,167,375	494,676
Total Liabilities and Stockholders' Equity	$1,167,463	$494,742

Condensed Statements of Income and Comprehensive Income (Loss)

	Years Ended June 30,
	2015	2014	2013
	(In Thousands)

Dividends from subsidiary	$-	$5,000	$-
Interest income	444	341	450
Equity in undistributed earnings (loss) of subsidiaries	5,467	5,398	6,550
Gain on sale of securities	-	-	38
Total income	5,911	10,739	7,038

Interest expense	120	-	-
Directors' compensation	143	123	117
Other expenses	468	539	436
Total expense	731	662	553
Income before income taxes	5,180	10,077	6,485
Income tax benefit	(449)	(111)	(21)
Net income	$5,629	$10,188	$6,506
Comprehensive income (loss)	$148	$12,047	$(21,229)

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 22 – Parent Only Financial Information (continued)

Condensed Statements of Cash Flows

	Years Ended June 30,
	2015	2014	2013
	(In Thousands)
Cash Flows from Operating Activities:
Net income	$5,629	$10,188	$6,506
Adjustment to reconcile net income to net cash provided by operating activities:
Equity in undistributed (earnings) loss of subsidiaries	(5,467)	(5,398)	(6,550)
Amortization of premiums	-	-	8
Contribution of stock to charitable foundation	5,000	-	-
Realized gain on sale of mortgage-backed securities available for sale	-	-	(38)
Increase in interest receivable	-	-	5
Payments received in intercompany liabilities	(281)	231	174
(Increase) decrease in other assets	84	(116)	52
(Decrease) increase in other liabilities	24	(37)	22
Net Cash Provided by Operating Activities	4,989	4,868	179

Cash Flows from Investing Activities:
Repayment of loan to ESOP	1,832	1,661	1,573
Principal repayments on mortgage-backed securities available for sale	-	-	424
Proceeds from sale of mortgage-backed securities available for sale	-	-	667
Cash received from MHC in merger	162	-	-
Net Cash Provided by Investing Activities	1,994	1,661	2,664

Cash Flows from Financing Activities:
Net proceeds of sale of common stock	706,785	-	-
Loan to ESOP for purchase of common stock	(36,125)	-	-
Infusion of capital to subsidiary	(353,395)	-	-
Purchase of common stock of Kearny Financial Corp. for treasury	-	(4,135)	(4,319)
Issuance of common stock of Kearny Financial Corp. from treasury	1,365	1,495	-
Dividends contributed for payment of ESOP loan	-	-	(2)
Net Cash Provided by (Used In) Financing Activities	318,630	(2,640)	(4,321)
Net (Decrease) Increase in Cash and Cash Equivalents	325,613	3,889	(1,478)
Cash and Cash Equivalents - Beginning	17,413	13,524	15,002
Cash and Cash Equivalents - Ending	$343,026	$17,413	$13,524

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 23 – Net Income per Common Share (EPS)

As a result of the completion of the Company’s second-step conversion and stock offering on May 18, 2015, the weighted average number of basic and diluted common shares outstanding for all periods were retroactively adjusted to reflect the 1.3804 exchange rate to convert the Company’s outstanding shares to its new common stock.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Year Ended June 30, 2015
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)

Net income	$5,629
Basic earnings per share, income available to common stockholders	$5,629	91,717	$0.06
Effect of dilutive securities:
Stock options	-	124
	$5,629	91,841	$0.06

	Year Ended June 30, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)

Net income	$10,188
Basic earnings per share, income available to common stockholders	$10,188	90,825	$0.11
Effect of dilutive securities:
Stock options	-	55
	$10,188	90,880	$0.11

	Year Ended June 30, 2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)

Net income	$6,506
Basic earnings per share, income available to common stockholders	$6,506	91,316	$0.07
Effect of dilutive securities:
Stock options	-	-
	$6,506	91,316	$0.07

During the years ended June 30, 2015, 2014 and 2013, the average number of options which were anti-dilutive totaled approximately 253,000, 2,637,000 and 4,408,000, respectively.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 24 – Quarterly Results of Operations (Unaudited)

The following is a condensed summary of quarterly results of operations for the years ended June 30, 2015 and 2014:

	Year Ended June 30, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands, Except Per Share Data)

Interest income	$25,698	$25,912	$26,869	$27,560
Interest expense	6,173	6,339	6,304	6,615
Net interest income	19,525	19,573	20,565	20,945
Provision for loan losses	858	1,732	1,761	1,757
Net interest income after provision for loan losses	18,667	17,841	18,804	19,188
Non-interest income	1,580	1,718	3,126	1,517
Non-interest expense	16,771	16,520	17,392	27,398
Income before Income Taxes	3,476	3,039	4,538	(6,693)
Income taxes	553	870	660	(3,352)
Net Income	$2,923	$2,169	$3,878	$(3,341)

Net income per common share:
Basic	$0.03	$0.02	$0.04	$(0.04)
Diluted	$0.03	$0.02	$0.04	$(0.04)

Weighted average number of common shares outstanding
Basic	92,452	92,544	92,594	89,269
Diluted	92,999	92,562	92,614	89,292

Dividends declared per common share	$-	$-	$-	$-

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 24 – Quarterly Results of Operations (Unaudited) (continued)

	Year Ended June 30, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands, Except Per Share Data)

Interest income	$23,300	$23,933	$23,956	$24,630
Interest expense	5,104	5,458	5,475	5,961
Net interest income	18,196	18,475	18,481	18,669
Provision for loan losses	1,168	559	880	774
Net interest income after provision for loan losses	17,028	17,916	17,601	17,895
Non-interest income	1,861	1,929	2,385	1,948
Non-interest expense	15,282	15,557	17,515	15,804
Income before Income Taxes	3,607	4,288	2,471	4,039
Income taxes	1,021	1,301	685	1,210
Net Income	$2,586	$2,987	$1,786	$2,829

Net income per common share:
Basic	$0.03	$0.03	$0.02	$0.03
Diluted	$0.03	$0.03	$0.02	$0.03

Weighted average number of common shares outstanding
Basic	91,018	90,784	90,670	90,824
Diluted	91,018	90,784	90,805	91,421

Dividends declared per common share	$-	$-	$-	$-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEARNY FINANCIAL CORP.
Dated: September 14, 2015		/s/ Craig L. Montanaro
	By:	Craig L. Montanaro President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on September 14, 2015 on behalf of the Registrant and in the capacities indicated.

/s/ Craig L. Montanaro	/s/ Eric B. Heyer
Craig L. Montanaro President, Chief Executive Officer and Director (Principal Executive Officer)	Eric B. Heyer Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Theodore J. Aanensen	/s/ John N. Hopkins
Theodore J. Aanensen Director	John N. Hopkins Director

/s/ John J. Mazur, Jr.	/s/ Joseph P. Mazza
John J. Mazur, Jr. Director	Joseph P. Mazza Director

/s/ Matthew T. McClane	/s/ John F. McGovern
Matthew T. McClane Director	John F. McGovern Director

/s/ Leopold W. Montanaro	/s/ John F. Regan
Leopold W. Montanaro Director	John F. Regan Director