Form 10-Q
period 2015-09-30
Kearny Financial Corp.
filed 2015-11-09
CIK 1617242

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-37399

KEARNY FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Maryland	30-0870244
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

120 Passaic Ave., Fairfield, New Jersey	07004
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code

973-244-4500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 6, 2015.

$0.01 par value common stock — 93,528,092 shares outstanding

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Share and Per Share Data)

	September 30, 2015	June 30, 2015
	(Unaudited)
Assets
Cash and amounts due from depository institutions	$19,379	$15,529
Interest-bearing deposits in other banks	83,251	324,607
Cash and cash equivalents	102,630	340,136
Debt securities available for sale (amortized cost $422,789 and $422,903)	416,470	420,660
Mortgage-backed securities available for sale (amortized cost $324,589 and $344,523)	329,310	346,619
Securities available for sale	745,780	767,279
Debt securities held to maturity (fair value $228,757 and $218,366)	228,597	219,862
Mortgage-backed securities held to maturity (fair value $436,762 and $445,501)	429,912	443,479
Securities held to maturity	658,509	663,341
Loans receivable, including unamortized yield adjustments of $2,580 and $316	2,417,512	2,102,864
Less allowance for loan losses	(17,690)	(15,606)
Net loans receivable	2,399,822	2,087,258
Premises and equipment	39,256	39,180
Federal Home Loan Bank of New York ("FHLB") stock	29,717	27,468
Accrued interest receivable	11,058	9,873
Goodwill	108,591	108,591
Bank owned life insurance	171,842	170,452
Deferred income tax assets, net	22,316	17,827
Other assets	12,420	5,782
Total Assets	$4,301,941	$4,237,187

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest-bearing	$227,941	$218,533
Interest-bearing	2,235,949	2,247,117
Total deposits	2,463,890	2,465,650
Borrowings	628,351	571,499
Advance payments by borrowers for taxes	9,292	9,043
Other liabilities	36,798	23,620
Total Liabilities	3,138,331	3,069,812

Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 800,000,000 shares authorized; 93,528,092 shares issued and outstanding	935	935
Paid-in capital	870,701	870,480
Retained earnings	343,335	342,148
Unearned employee stock ownership plan shares; 3,913,601 shares and 3,963,776 shares, respectively	(37,940)	(38,427)
Accumulated other comprehensive loss	(13,421)	(7,761)
Total Stockholders' Equity	1,163,610	1,167,375
Total Liabilities and Stockholders' Equity	$4,301,941	$4,237,187

See notes to unaudited consolidated financial statements

  KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended September 30,
	2015	2014
Interest Income
Loans	$22,032	$18,405
Mortgage-backed securities	4,514	4,776
Debt securities:
Taxable	1,896	1,735
Tax-exempt	534	485
Other interest-earning assets	439	297
Total Interest Income	29,415	25,698

Interest Expense
Deposits	4,072	3,846
Borrowings	2,987	2,327
Total Interest Expense	7,059	6,173
Net Interest Income	22,356	19,525
Provision for Loan Losses	2,641	858
Net Interest Income after Provision for Loan Losses	19,715	18,667

Non-Interest Income
Fees and service charges	673	699
Gain on sale of loans	72	-
Loss on sale and write down of real estate owned	-	(151)
Income from bank owned life insurance	1,390	652
Electronic banking fees and charges	286	284
Miscellaneous	72	96
Total Non-Interest Income	2,493	1,580

Non-Interest Expense
Salaries and employee benefits	10,625	10,076
Net occupancy expense of premises	1,909	1,642
Equipment and systems	1,978	1,930
Advertising and marketing	428	148
Federal deposit insurance premium	662	589
Directors' compensation	182	196
Miscellaneous	2,598	2,190
Total Non-Interest Expense	18,382	16,771
Income before Income Taxes	3,826	3,476
Income taxes	850	553
Net Income	$2,976	$2,923

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended September 30,
	2015	2014
Net Income per Common Share (EPS)
Basic	$0.03	$0.03
Diluted	$0.03	$0.03
Weighted Average Number of Common Shares Outstanding
Basic	89,590	92,452
Diluted	89,619	92,999

Dividends Declared Per Common Share	$0.02	$-

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In Thousands, Unaudited)

	Three Months Ended September 30,
	2015	2014
Net Income	$2,976	$2,923

Other Comprehensive Loss:

Net unrealized loss on securities available for sale, net of deferred income tax benefit of:
2015 $(768);
2014 $(1,041)	(683)	(2,030)

Net (loss) gain on securities transferred from available for sale to held to maturity, net of deferred income tax (benefit) expense of:
2015 $(13);
2014 $0	(17)	2

Fair value adjustments on derivatives, net of deferred income tax (benefit) expense of:
2015 $(3,060);
2014 $1,189	(4,432)	1,722

Benefit plan adjustments, net of deferred income tax benefit of:
2015 $(366);
2014 $(140)	(528)	(204)

Total Other Comprehensive Loss	(5,660)	(510)

Total Comprehensive (Loss) Income	$(2,684)	$2,413

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended September 30, 2014

(In Thousands, Unaudited)

	Common Stock		Paid-In	Retained	Unearned ESOP	Treasury	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Stock	Loss	Total
Balance - June 30, 2014	92,856	$7,378	$231,870	$336,355	$(3,879)	$(74,768)	$(2,280)	$494,676

Net income	-	-	-	2,923	-	-	-	2,923
Other comprehensive income, net of income tax	-	-	-	-	-	-	(510)	(510)
ESOP shares committed to be released (50 shares)	-	-	184	-	363	-	-	547
Stock option expense	-	-	50	-	-	-	-	50
Treasury stock reissued for stock option exercises	148	-	132	-	-	1,233	-	1,365
Restricted stock plan shares earned (10 shares)	-	-	82	-	-	-	-	82
Settlement of stock options with cash in lieu of shares	-	-	(7,188)	-	-	-	-	(7,188)

Balance - September 30, 2014	93,004	$7,378	$225,130	$339,278	$(3,516)	$(73,535)	$(2,790)	$491,945

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended September 30, 2015

(In Thousands, Unaudited)

	Common Stock		Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Loss	Total
Balance - June 30, 2015	93,528	$935	$870,480	$342,148	$(38,427)	$(7,761)	$1,167,375

Net income	-	-	-	2,976	-	-	2,976
Other comprehensive loss, net of income tax benefit	-	-	-	-	-	(5,660)	(5,660)
ESOP shares committed to be released (50 shares)	-	-	87	-	487	-	574
Stock option expense	-	-	53	-	-	-	53
Restricted stock plan shares earned (9 shares)	-	-	81	-	-	-	81
Cash dividend declared ($0.02 per common share)	-	-	-	(1,789)	-	-	(1,789)

Balance - September 30, 2015	93,528	$935	$870,701	$343,335	$(37,940)	$(13,421)	$1,163,610

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Unaudited)

	Three Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$2,976	$2,923
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	736	752
Net amortization of premiums, discounts and loan fees and costs	1,117	593
Deferred income taxes	(282)	2,339
Amortization of intangible assets	43	28
Amortization of benefit plans’ unrecognized net (gain) loss	(458)	20
Provision for loan losses	2,641	858
Loss on write-down and sales of real estate owned	-	151
Realized gain on sale of loans	(72)	-
Proceeds from sale of loans	878	-
Realized gain on disposition of premises and equipment	(14)	(25)
Increase in cash surrender value of bank owned life insurance	(1,390)	(652)
ESOP, stock option plan and restricted stock plan expenses	708	679
Increase in interest receivable	(1,185)	(294)
Increase in other assets	(13,448)	(3,650)
Increase in interest payable	92	54
Increase in other liabilities	12,654	1,752
Net Cash Provided by Operating Activities	4,996	5,528

Cash Flows from Investing Activities:
Purchase of debt securities available for sale	-	(3,968)
Proceeds from repayments of debt securities available for sale	141	43
Principal repayments on mortgage-backed securities available for sale	19,591	19,144
Purchase of debt securities held to maturity	(9,140)	(350)
Proceeds from repayments of debt securities held to maturity	350	1,257
Purchases of mortgage-backed securities held to maturity	-	(16,695)
Principal repayments on mortgage-backed securities held to maturity	12,964	3,202
Purchase of loans	(303,549)	(12,868)
Net increase in loans receivable	(13,389)	(17,667)
Proceeds from sale of real estate owned	-	17
Additions to premises and equipment	(812)	(457)
Proceeds from cash settlement of premises and equipment	14	44
Purchase of FHLB stock	(2,475)	(6,480)
Redemption of FHLB stock	226	5,087
Net Cash Used in Investing Activities	$(296,079)	$(29,691)

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands, Unaudited)

	Three Months Ended September 30,
	2015	2014

Cash Flows from Financing Activities:
Net decrease in deposits	$(1,740)	$(30,568)
Repayment of term FHLB advances	(375,024)	(303,023)
Proceeds from term FHLB advances	425,000	375,000
Net change in overnight borrowings	-	(17,000)
Increase (decrease) in other short-term borrowings	6,881	(2,369)
Increase (decrease) in advance payments by borrowers for taxes	249	(302)
Issuance of common stock of Kearny Financial Corp. from treasury	-	1,365
Cash dividends paid	(1,789)	-
Payment of cash for exercise of stock options	-	(7,188)
Net Cash Provided by Financing Activities	53,577	15,915
Net Decrease in Cash and Cash Equivalents	(237,506)	(8,248)
Cash and Cash Equivalents - Beginning	340,136	135,034
Cash and Cash Equivalents - Ending	$102,630	$126,786

Supplemental Disclosures of Cash Flows Information:
Cash paid during the year for:
Income taxes, net of refunds	$1,656	$1,000
Interest	$6,967	$6,119

Non-cash investing and financing activities:
Acquisition of real estate owned in settlement of loans	$786	$118

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     PRINCIPLES OF CONSOLIDATION

The unaudited consolidated financial statements include the accounts of Kearny Financial Corp. (the “Company”), its wholly-owned subsidiary, Kearny Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries, CJB Investment Corp. and KFS Financial Services, Inc. and its wholly-owned subsidiary, KFS Insurance Services, Inc. The Company conducts its business principally through the Bank. Management prepared the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), including the elimination of all significant inter-company accounts and transactions during consolidation.

2.     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, income, comprehensive income, changes in stockholders’ equity and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the unaudited consolidated financial statements have been included. The results of operations for the three- month period ended September 30, 2015, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

The data in the consolidated statement of financial condition for June 30, 2015 was derived from the Company’s 2015 annual report on Form 10-K. That data, along with the interim unaudited financial information presented in the consolidated statements of financial condition, income, comprehensive income, changes in stockholders’ equity and cash flows should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s 2015 annual report on Form 10-K.

3.     NET INCOME PER COMMON SHARE (“EPS”)

Basic EPS is based on the weighted average number of common shares actually outstanding including restricted stock awards adjusted for Employee Stock Ownership Plan (“ESOP”) shares not yet committed to be released. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable or which could be converted into common stock, if dilutive, using the treasury stock method. Shares issued and reacquired during any period are weighted for the portion of the period they were outstanding.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended September 30, 2015
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)

Net income	$2,976
Basic earnings per share, income available to common stockholders	$2,976	89,590	$0.03
Effect of dilutive securities:
Stock options	-	29
	$2,976	89,619	$0.03

	Three Months Ended September 30, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)

Net income	$2,923
Basic earnings per share, income available to common stockholders	$2,923	92,452	$0.03
Effect of dilutive securities:
Stock options	-	547
	$2,923	92,999	$0.03

During the three months ended September 30, 2015, the average number of options which were considered anti-dilutive totaled approximately 276,080. During the three ended September 30, 2014, the average number of options which were considered anti-dilutive totaled approximately 255,374.

4.     SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of September 30, 2015, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date this document was filed.

5.     PLAN OF CONVERSION AND STOCK OFFERING

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

At September 30, 2015, the Company had 93,528,092 shares outstanding, comprising 71,750,000 new shares sold in the stock offering, 500,000 new shares issued to the KearnyBank Foundation and 21,278,092 exchanged shares, as adjusted for the cash settlement of fractional shares.  As a result of the completion of the second-step conversion and stock offering, all historical share and per share information has been revised to reflect the 1.3804-to-one exchange ratio to support the comparability of information between periods.

6.     RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The purpose of the ASU is to reduce diversity in the application of guidance by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. This ASU is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Adoption of the ASU did not have a significant impact on the Company’s consolidated financial statements.

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

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860) Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The purpose of the ASU is to address the concern that current accounting guidance distinguishes between repurchase agreements that settle at the same time as the maturity of the transferred financial asset and those that settle any time before maturity. In particular, repurchase-to-maturity transactions are generally accounted for as sales with forward agreements under current accounting, whereas typical repurchase agreements that settle before the maturity of the transferred financial asset are accounted for as secured borrowings. Additionally, current accounting guidance requires an evaluation of whether an initial transfer of a financial asset and a contemporaneous repurchase agreement (a repurchase financing) should be accounted for separately or linked. If linked, the arrangement is accounted for on a combined basis as a forward agreement. Those outcomes often are referred to as off-balance-sheet accounting. The ASU changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The amendments also require two new related disclosures. This ASU is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Adoption of the ASU did not have a significant impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.  The purpose of the ASU is to address a practice issue related to the classification of certain foreclosed residential and nonresidential mortgage loans that are either fully or partially guaranteed under government programs. Specifically, creditors should reclassify loans that meet certain conditions to "other receivables" upon foreclosure, rather than reclassifying them to other real estate owned (OREO). The separate other receivable recorded upon foreclosure is to be measured based on the amount of the loan balance (principal and interest) the creditor expects to recover from the guarantor.  The ASU is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  Adoption of the ASU did not have a significant impact on the Company’s consolidated financial statements.

In August 2015, the FASB issued ASU 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting).  The purpose of the ASU is to codify an SEC staff announcement that entities are permitted to defer and present debt issuance costs related to line-of-credit arrangements as assets.  Given the absence of authoritative guidance within Update 2015-03 for debt issuance costs related to line-of-credit arrangements, ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.  The ASU was immediately effective upon its announcement and its adoption did not have a significant impact on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combination (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.  The ASU requires adjustments to provisional amounts that are identified during the measurement period to be recognized in the reporting period in which the adjustment amounts are determined.  This includes any effect on earnings of changes in depreciation, amortization, or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.

In addition, the amendments in the Update would require an entity to disclose (either on the face of the income statement or in the notes) the nature and amount of measurement-period adjustments recognized in the current period, including separately the amounts in current-period income statement line items that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  The amendments are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015.  The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

7.     SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains and losses and fair values of debt and mortgage-backed securities available for sale at September 30, 2015 and June 30, 2015 and stratification by contractual maturity of debt securities available for sale at September 30, 2015 are presented below:

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available for sale:
Debt securities:
U.S. agency securities	$7,063	$111	$15	$7,159
Obligations of state and political subdivisions	27,507	183	224	27,466
Asset-backed securities	87,646	62	2,530	85,178
Collateralized loan obligations	128,633	35	1,256	127,412
Corporate bonds	163,042	117	1,985	161,174
Trust preferred securities	8,898	16	833	8,081
Total debt securities	422,789	524	6,843	416,470

Mortgage-backed securities:
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	25,776	174	150	25,800
Federal National Mortgage Association	43,867	64	568	43,363
Non-agency securities	151	-	1	150
Total collateralized mortgage obligations	69,794	238	719	69,313

Mortgage pass-through securities:
Residential pass-through securities:
Government National Mortgage Association	2,290	208	1	2,497
Federal Home Loan Mortgage Corporation	147,342	2,393	242	149,493
Federal National Mortgage Association	95,897	2,756	138	98,515
Total residential pass-through securities	245,529	5,357	381	250,505

Commercial pass-through securities:
Federal National Mortgage Association	9,266	226	-	9,492
Total commercial pass-through securities	9,266	226	-	9,492

Total mortgage-backed securities	324,589	5,821	1,100	329,310

Total securities available for sale	$747,378	$6,345	$7,943	$745,780

	September 30, 2015
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities available for sale:
Due in one year or less	$20,007	$20,053
Due after one year through five years	50,778	50,098
Due after five years through ten years	155,585	153,828
Due after ten years	196,419	192,491
Total	$422,789	$416,470

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available for sale:
Debt securities:
U.S. agency securities	$7,208	$66	$11	$7,263
Obligations of state and political subdivisions	27,513	26	704	26,835
Asset-backed securities	87,614	879	461	88,032
Collateralized loan obligations	128,624	175	628	128,171
Corporate bonds	163,049	433	874	162,608
Trust preferred securities	8,895	16	1,160	7,751
Total debt securities	422,903	1,595	3,838	420,660

Mortgage-backed securities:
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	27,392	10	324	27,078
Federal National Mortgage Association	45,522	12	900	44,634
Non-agency securities	167	-	2	165
Total collateralized mortgage obligations	73,081	22	1,226	71,877

Mortgage pass-through securities:
Residential pass-through securities:
Government National Mortgage Association	2,430	225	-	2,655
Federal Home Loan Mortgage Corporation	155,522	2,286	1,358	156,450
Federal National Mortgage Association	102,424	2,749	665	104,508
Total residential pass-through securities	260,376	5,260	2,023	263,613

Commercial pass-through securities:
Federal National Mortgage Association	11,066	63	-	11,129
Total commercial pass-through securities	11,066	63	-	11,129

Total mortgage-backed securities	344,523	5,345	3,249	346,619

Total securities available for sale	$767,426	$6,940	$7,087	$767,279

There were no sales of securities available for sale during the three months ended September 30, 2015 and September 30, 2014.

At September 30, 2015 and June 30, 2015, securities available for sale with carrying values of approximately $54.5 million and $58.3 million, respectively, were utilized as collateral for borrowings through the FHLB of New York. As of those same dates, securities available for sale with total carrying values of approximately $1.2 million and $1.4 million, respectively, were pledged to secure public funds on deposit.

8.     SECURITIES HELD TO MATURITY

The amortized cost, gross unrealized gains and losses and fair values of debt and mortgage-backed securities held to maturity at September 30, 2015 and June 30, 2015 and stratification by contractual maturity of debt securities held to maturity at September 30, 2015 are presented below:

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities held to maturity:
Debt securities:
U.S. agency securities	$143,335	$7	$40	$143,302
Obligations of state and political subdivisions	85,262	502	309	85,455
Total debt securities	228,597	509	349	228,757

Mortgage-backed securities:
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	14,519	24	2	14,541
Federal National Mortgage Association	212	25	-	237
Non-agency securities	40	-	1	39
Total collateralized mortgage obligations	14,771	49	3	14,817

Mortgage pass-through securities:
Residential pass-through securities:
Government National Mortgage Association	8	1	-	9
Federal Home Loan Mortgage Corporation	43,746	88	-	43,834
Federal National Mortgage Association	203,664	2,375	30	206,009
Total residential pass-through securities	247,418	2,464	30	249,852

Commercial pass-through securities:
Government National Mortgage Association	10,012	89	-	10,101
Federal National Mortgage Association	157,711	4,281	-	161,992
Total commercial pass-through securities	167,723	4,370	-	172,093

Total mortgage-backed securities	429,912	6,883	33	436,762

Total securities held to maturity	$658,509	$7,392	$382	$665,519

	September 30, 2015
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities held to maturity:
Due in one year or less	$6,356	$6,360
Due after one year through five years	154,535	154,490
Due after five years through ten years	41,391	41,539
Due after ten years	26,315	26,368
Total	$228,597	$228,757

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities held to maturity:
Debt securities:
U.S. agency securities	$143,334	$-	$332	$143,002
Obligations of state and political subdivisions	76,528	26	1,190	75,364
Total debt securities	219,862	26	1,522	218,366

Mortgage-backed securities:
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	15,121	5	-	15,126
Federal National Mortgage Association	221	24	-	245
Non-agency securities	42	-	1	41
Total collateralized mortgage obligations	15,384	29	1	15,412

Mortgage pass-through securities:
Residential pass-through securities:
Government National Mortgage Association	8	1	-	9
Federal Home Loan Mortgage Corporation	44,905	16	218	44,703
Federal National Mortgage Association	214,150	1,090	338	214,902
Total residential pass-through securities	259,063	1,107	556	259,614

Commercial pass-through securities:
Government National Mortgage Association	10,111	32	-	10,143
Federal National Mortgage Association	158,921	1,639	228	160,332
Total commercial pass-through securities	169,032	1,671	228	170,475

Total mortgage-backed securities	443,479	2,807	785	445,501

Total securities held to maturity	$663,341	$2,833	$2,307	$663,867

There were no sales of securities held to maturity during the three months ended September 30, 2015 and September 30, 2014.

At September 30, 2015 and June 30, 2015, securities held to maturity with carrying values of approximately $126.7 million and $126.9 million, respectively, were utilized as collateral for borrowings from the FHLB of New York. As of those same dates, securities held to maturity with total carrying values of approximately $7.9 million and $7.9 million, respectively, were pledged to secure public funds on deposit.

9.     IMPAIRMENT OF SECURITIES

The following two tables summarize the fair values and gross unrealized losses within the available for sale and held to maturity portfolios at September 30, 2015 and June 30, 2015. The gross unrealized losses, presented by security type, represent temporary impairments of value within each portfolio as of the dates presented. Temporary impairments within the available for sale portfolio have been recognized through other comprehensive income as reductions in stockholders’ equity on a tax-effected basis.

The tables are followed by a discussion that summarizes the Company’s rationale for recognizing impairments, where applicable, as “temporary” versus those identified as “other-than-temporary”. Such rationale is presented by investment type and generally applies consistently to both the “available for sale” and “held to maturity” portfolios, except where specifically noted.

	September 30, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Available for Sale:
U.S. agency securities	$1,510	$10	$673	$5	$2,183	$15
Obligations of state and political subdivisions	7,501	123	3,031	101	10,532	224
Asset-backed securities	60,361	1,969	14,685	561	75,046	2,530
Collateralized loan obligations	43,350	405	69,213	851	112,563	1,256
Corporate bonds	24,487	530	93,590	1,455	118,077	1,985
Trust preferred securities	-	-	7,064	833	7,064	833
Collateralized mortgage obligations	-	-	50,649	719	50,649	719
Residential pass-through securities	21	1	48,995	380	49,016	381

Total	$137,230	$3,038	$287,900	$4,905	$425,130	$7,943

	June 30, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Available for Sale:
U.S. agency securities	$1,533	$7	$695	$4	$2,228	$11
Obligations of state and political subdivisions	20,575	515	2,943	189	23,518	704
Asset-backed securities	23,855	293	20,067	168	43,922	461
Collateralized loan obligations	49,694	117	59,551	511	109,245	628
Corporate bonds	19,880	120	74,295	754	94,175	874
Trust preferred securities	-	-	6,734	1,160	6,734	1,160
Collateralized mortgage obligations	5,479	29	52,105	1,197	57,584	1,226
Residential pass-through securities	61,896	1,140	50,513	883	112,409	2,023

Total	$182,912	$2,221	$266,903	$4,866	$449,815	$7,087

The number of available for sale securities with unrealized losses at September 30, 2015 totaled 90 and included five U.S. agency securities, 29 municipal obligations, seven asset-backed securities, 18 collateralized loan obligations, 12 corporate obligations, four trust preferred securities, six collateralized mortgage obligations and nine residential pass-through securities. The number of available for sale securities with unrealized losses at June 30, 2015 totaled 119 and included five U.S. agency securities, 62 municipal obligations, four asset-backed securities, 16 collateralized loan obligations, seven corporate obligations, four trust preferred securities, eight collateralized mortgage obligations and 13 residential pass-through securities.

	September 30, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Held to Maturity:
U.S. agency securities	$-	$-	$94,948	$40	$94,948	$40
Obligations of state and political subdivisions	18,363	99	8,097	210	26,460	309
Collateralized mortgage obligations	4,579	2	39	1	4,618	3
Residential pass-through securities	2,031	30	-	-	2,031	30

Total	$24,973	$131	$103,084	$251	$128,057	$382

	June 30, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Held to Maturity:
U.S. agency securities	$-	$-	$143,002	$332	$143,002	$332
Obligations of state and political subdivisions	56,190	840	7,965	350	64,155	1,190
Collateralized mortgage obligations	-	-	41	1	41	1
Residential pass-through securities	142,789	556			142,789	556
Commercial pass-through securities	18,792	228	-	-	18,792	228

Total	$217,771	$1,624	$151,008	$683	$368,779	$2,307

The number of held to maturity securities with unrealized losses at September 30, 2015 totaled 72 and included five U.S. agency securities, 61 municipal obligations, five collateralized mortgage obligations, and one residential pass-through security.  The number of held to maturity securities with unrealized losses at June 30, 2015 totaled 166 and included seven U.S. agency securities, 136 municipal obligations, four collateralized mortgage obligations, 15 residential pass-through securities and four commercial pass-through securities.

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

At September 30, 2015 and June 30, 2015, the Company held no securities on which credit-related OTTI had been recognized in earnings. The following discussion summarizes the Company’s rationale for recognizing the impairments reported in the tables above as “temporary” versus “other-than-temporary”. Such rationale is presented by investment type and generally applies consistently to both the available for sale and held to maturity portfolios, except where specifically noted.

Mortgage-backed Securities.

The carrying value of the Company’s mortgage-backed securities totaled $759.2 million at September 30, 2015 and comprised 54.1% of total investments and 17.6% of total assets as of that date.  This category of securities primarily includes mortgage pass-through securities and collateralized mortgage obligations issued by U.S. government agencies and/or GSEs such as Ginnie Mae, Fannie Mae and Freddie Mac who guarantee the contractual cash flows associated with those securities.   Those guarantees were strengthened during the 2008-2009 financial crisis at which time Fannie Mae and Freddie Mac were placed into receivership by the federal government.  Through those actions, the U.S. government effectively reinforced the guarantees of their agencies thereby strengthening the creditworthiness of the mortgage-backed securities issued by those agencies.

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

Finally, the Company has the stated ability and intent to “hold to maturity” those securities so designated at September 30, 2015 and does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Moreover, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  In light of the factors noted, the Company does not consider its U.S. agency and GSE mortgage-backed securities with unrealized losses at September 30, 2015  to be “other-than-temporarily” impaired as of that date.

In addition to those mortgage-backed securities issued by U.S. agencies and GSEs, the Company held a nominal balance of non-agency mortgage-backed securities at September 30, 2015.  Unlike agency and GSE mortgage-backed securities, non-agency collateralized mortgage obligations are not explicitly guaranteed by a U.S. government sponsored entity.  Rather, such securities generally utilize the structure of the larger investment vehicle to reallocate credit risk among the individual tranches comprised within that vehicle.  Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying mortgage loans.  The creditworthiness of certain tranches may also be further enhanced by additional credit insurance protection embedded within the terms of the total investment vehicle.

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

The applicable securities generally maintained their credit-ratings at levels supporting the investment grade assessment by the Company.  The Company has the stated ability and intent to “hold to maturity” those securities at September 30, 2015 and has further concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  In light of the factors noted, the Company does not consider its non-agency mortgage-backed securities with unrealized losses at September 30, 2015 to be “other-than-temporarily” impaired as of that date.

U.S. Agency Debt Securities.

The carrying value of the Company’s U.S. agency debt securities totaled $150.5 million at September 30, 2015 and comprised 10.7% of total investments and 3.5% of total assets as of that date.  Such securities included fixed-rate U.S. agency debentures and securitized pools of loans issued and fully guaranteed by the Small Business Administration (“SBA”), a U.S. government agency.

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

Finally, the Company has the stated ability and intent to “hold to maturity” those securities so designated at September 30, 2015  and does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  In light of the factors noted, the Company does not consider its balance of U.S. agency securities with unrealized losses at September 30, 2015 to be “other-than-temporarily” impaired as of that date.

Obligations of State and Political Subdivisions.

The carrying value of the Company’s securities representing obligations of state and political subdivisions totaled $112.7 million at September 30, 2015 and comprised 8.0% of total investments and 2.6% of total assets as of that date.  Such securities primarily included fixed-rate, bank-qualified securities representing general obligations of municipalities located within the U.S. or the obligations of their related entities such as boards of education or school districts.  The balance of municipal obligations at September 30, 2015 included $6.4 million of non-rated bond anticipation and special emergency notes (“BANs”) comprising ten short-term obligations issued by a total of seven New Jersey municipalities.

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

At September 30, 2015, each of the Company’s impaired municipal obligations were consistently rated by Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Financial Services (“S&P”) well above the thresholds that generally support the Company’s investment grade assessment with such ratings equaling “A” or higher by S&P and/or “A3” or higher by Moody’s, where rated by those agencies.  In the absence of such ratings, the Company relies upon its own internal analysis of the issuer’s financial condition to validate its investment grade assessment.

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

Finally, the Company has the stated ability and intent to “hold to maturity” those securities so designated at September 30, 2015 and does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  In light of the factors noted, the Company does not consider its balance of obligations of state and political subdivisions with unrealized losses at September 30, 2015 to be “other-than-temporarily” impaired as of that date.

Asset-backed Securities.

The carrying value of the Company’s asset-backed securities totaled $85.2 million at September 30, 2015 and comprised 6.1% of total investments and 2.0% of total assets as of that date.  This category of securities is comprised entirely of structured, floating-rate securities representing securitized federal education loans with 97% U.S. government guarantees.  The securities represent tranches of a larger investment vehicle designed to reallocate credit risk among the individual tranches comprised within that vehicle.  Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying loans.  The Company’s securities represent the highest credit-quality tranches within the overall structures with each being rated “AA+” or better by S&P at September 30, 2015.

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

Finally, the Company does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of September 30, 2015.  In light of the factors noted, the Company does not consider its balance of asset-backed securities with unrealized losses at September 30, 2015 to be “other-than-temporarily” impaired as of that date.

Collateralized Loan Obligations.

The outstanding balance of the Company’s collateralized loan obligations totaled $127.4 million at September 30, 2015 and comprised 9.1% of total investments and 3.0% of total assets as of that date.  This category of securities is comprised entirely of structured, floating-rate securities comprised of securitized commercial loans to large U.S. corporations.  The Company’s securities represent tranches of a larger investment vehicle designed to reallocate cash flows and credit risk among the individual tranches comprised within that vehicle.  Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying loans.

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

At September 30, 2015, each of the Company’s impaired collateralized loan obligations were consistently rated by Moody’s and S&P well above the thresholds that generally support the Company’s investment grade assessment, with such ratings equaling “AA” or higher by S&P and “Aa2” or higher by Moody’s, where rated by those agencies.

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

During fiscal 2015, the Company reviewed the underlying security agreements for each of its collateralized loan obligations to determine if the terms of such agreements could potentially allow for the inclusion of ineligible assets within the security’s structure in the future thereby making it an ineligible investment under the terms of the “Volcker Rule” and related regulations enacted by regulatory agencies in conjunction with the ongoing implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act. To the extent the agreements contained such provisions and could or would not be modified by the issuer to ensure ongoing compliance with the Volcker Rule, the Bank sold such securities during fiscal 2015.

At September 30, 2015, the Company’s entire portfolio of collateralized loan obligations remains compliant with the Volcker Rule.  As such, the Company concluded that the possibility of being required to sell its collateralized loan obligations prior to their anticipated recovery is currently unlikely, which is further reinforced by the overall strength of the Company’s liquidity, asset quality and capital position as of that date. Moreover, the Company does not otherwise intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost at September 30, 2015.

In light of the factors noted, the Company does not consider its balance of collateralized loan obligations with unrealized losses at September 30, 2015 to be “other-than-temporarily” impaired as of that date.

Corporate Bonds.

The carrying value of the Company’s corporate bonds totaled $161.2 million at September 30, 2015 and comprised 11.5% of total investments and 3.7% of total assets as of that date.  This category of securities is comprised entirely of floating-rate corporate debt obligations of large financial institutions.

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

At September 30, 2015, each of the Company’s impaired corporate bonds were consistently rated by Moody’s and S&P above the thresholds that generally support the Company’s investment grade assessment with such ratings equaling “BBB+” or higher by S&P and/or “A3” or higher by Moody’s, where rated by those agencies.

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

Finally, the Company does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of September 30, 2015.  In light of the factors noted, the Company does not consider its balance of corporate bonds with unrealized losses at September 30, 2015 to be “other-than-temporarily” impaired as of that date.

Trust Preferred Securities.

The carrying value of the Company’s trust preferred securities totaled $8.1 million at September 30, 2015 and comprised less than one percent of total investments and total assets as of that date.  The category comprises a total of five “single-issuer” (i.e. non-pooled) trust preferred securities, four of which are impaired as of September 30, 2015, that were originally issued by four separate financial institutions.  As a result of bank mergers involving the issuers of these securities, the Company’s five trust preferred securities currently represent the de-facto obligations of three separate financial institutions.

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

At September 30, 2015, the Company owned two securities at an amortized cost of $3.0 million that were consistently rated by Moody’s and S&P above the thresholds that generally support the Company’s investment grade assessment. The securities were originally issued through Chase Capital II and currently represent de-facto obligations of JPMorgan Chase & Co.

The Company has attributed the unrealized losses on these securities to the combined effects of several market-related factors, including movements in market interest rates and general level of liquidity of such securities in the marketplace based on overall supply and demand.

With regard to interest rates, the Company’s impaired trust preferred securities are variable rate securities whose interest rates generally float with three-month LIBOR plus a margin.  Based upon the historically low level of short-term market interest rates, the current yield on these securities is comparatively low.  Consequently, the fair value of the securities, as determined based upon their market price, reflects the adverse effects of the historically low market interest rates at September 30, 2015.

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

The Company’s evaluation of the unrealized loss associated with these securities considered a variety of factors to determine if any portion of the impairment was credit-related at September 30, 2015.  Factors generally considered in such evaluations included the financial strength and viability of the issuer and its parent company, the security’s historical performance through prior business and economic cycles, rating consistency or variability among rating companies, the security’s current and anticipated status regarding payment default or deferral of contractual payments to investors and the impact of these factors on the present value of the security’s expected future cash flows in relation to its amortized cost basis.

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

Finally, the Company does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of September 30, 2015.  Moreover, as “single issuer” obligations, these securities fall outside the scope of the Volcker Rule discussed earlier that originally identified pooled trust preferred securities as potentially ineligible investments for banks.  In light of the factors noted, the Company does not consider its investments in trust preferred securities with unrealized losses at September 30, 2015 to be “other-than-temporarily” impaired as of that date.

10.     LOAN QUALITY AND ALLOWANCE FOR LOAN LOSSES

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

Nonaccrual Loans. Loans are generally placed on nonaccrual status when contractual payments become 90 days or more past due, and are otherwise placed on nonaccrual status when the Company does not expect to receive all P&I payments owed substantially in accordance with the terms of the loan agreement. Loans that become 90 days past maturity, but remain non-delinquent with regard to ongoing P&I payments, may remain on accrual status if: (1) the Company expects to receive all P&I payments owed substantially in accordance with the terms of the loan agreement, past maturity status notwithstanding, and (2) the borrower is working actively and cooperatively with the Company to remedy the past maturity status through an expected refinance, payoff or modification of the loan agreement that is not expected to result in a troubled debt restructuring (“TDR”) classification. All TDRs are placed on nonaccrual status for a period of no less than six months after restructuring, irrespective of past due status. The sum of nonaccrual loans plus accruing loans that are 90 days or more past due are generally defined collectively as “nonperforming loans”.

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

Acquired Loans. Loans that we acquire through acquisitions are recorded at fair value with no carryover of the related allowance for credit losses. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.

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

At September 30, 2015, the remaining outstanding principal balance and carrying amount of acquired credit-impaired loans totaled approximately $9,873,000 and $8,243,000, respectively. By comparison, at June 30, 2015, the remaining outstanding principal balance and carrying amount of acquired credit-impaired loans totaled approximately $9,900,000 and $8,363,000, respectively.

The carrying amount of acquired credit-impaired loans for which interest is not being recognized due to the uncertainty of the cash flows relating to such loans totaled $1,302,000 and $1,322,000 at September 30, 2015 and June 30, 2015, respectively.

The balance of the allowance for loan losses at June 30, 2015 included approximately $81,000 of valuation allowances for specifically identified impairment attributable to acquired credit-impaired loans. The valuation allowances were attributable to additional impairment recognized on the applicable loans subsequent to their acquisition, net of any charge offs recognized during that time.  There were no valuation allowances for specifically identified impairment attributable to acquired credit-impaired loans at September 30, 2015.

The following table presents the changes in the accretable yield relating to the acquired credit-impaired loans for the three months ended September 30, 2015 and September 30, 2014.

	Three Months Ended September 30,
	2015	2014
	(In Thousands)
Beginning balance	$1,189	$1,891
Accretion to interest income	(105)	(64)
Disposals	-	-
Reclassifications from nonaccretable difference	-	-
Ending balance	$1,084	$1,827

Classification of Assets. In compliance with regulatory guidelines, the Company’s loan review system includes an evaluation process through which certain loans exhibiting adverse credit quality characteristics are classified “Special Mention”, “Substandard”, “Doubtful” or “Loss”.

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

In addition to sharing similar risks as those presented by residential mortgage loans, risks relating to commercial mortgage loans also arise from comparatively larger loan balances to single borrowers or groups of related borrowers. Moreover, the repayment of such loans is typically dependent on the successful operation of an underlying real estate project and may be further threatened by adverse changes to demand and supply of commercial real estate as well as changes generally impacting overall business or economic conditions.

The risks presented by construction loans are generally considered to be greater than those attributable to residential and commercial mortgage loans. Risks from construction lending arise, in part, from the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on developers and builders. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost, including interest, of the project. The nature of these loans is such that they are comparatively more difficult to evaluate and monitor than permanent mortgage loans.

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

Finally, our unsecured consumer loans generally have shorter terms and higher interest rates than other forms of lending but generally involve more credit risk due to the lack of collateral to secure the loan in the event of borrower default. Consumer loan repayment is dependent on the borrower’s continuing financial stability, and therefore is more likely to be adversely affected by job loss, divorce, illness and personal bankruptcy. By contrast, our consumer loans also include account loans that are fully secured by the borrower’s deposit accounts and generally present nominal risk to the Bank.

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

As noted, the second tier of the Company’s allowance for loan loss calculation also utilizes environmental loss factors to estimate the probable losses within the loan portfolio. Environmental loss factors are based upon specific qualitative criteria representing key sources of risk within the loan portfolio. Such risk criteria includes the level of and trends in nonperforming loans; the effects of changes in credit policy; the experience, ability and depth of the lending function’s management and staff; national and local economic trends and conditions; credit risk concentrations and changes in local and regional real estate values. During fiscal

2014, the environmental factors utilized by the Company in its allowance for loan loss calculation were expanded to include changes in the nature, volume and terms of loans, changes in the quality of loan review systems and resources and the effects of regulatory, legal and other external factors.

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

The following tables present the balance of the allowance for loan losses at September 30, 2015 and June 30, 2015 based upon the calculation methodology described above. The tables identify the valuation allowances attributable to specifically identified impairments on individually evaluated loans, including those acquired with deteriorated credit quality, as well as valuation allowances for impairments on loans evaluated collectively. The tables include the underlying balance of loans receivable applicable to each category as of those dates as well as the activity in the allowance for loan losses for the three months ended September 30, 2015 and September 30, 2014. Unless otherwise noted, the balance of loans reported in the tables below excludes yield adjustments and the allowance for loan loss.

Allowance for Loan Losses and Loans Receivable
at September 30, 2015
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Balance of allowance for loan losses:

Originated and purchased loans:
Loans individually evaluated for impairment	$218	$142	$-	$22	$89	$-	$-	$471
Loans collectively evaluated for impairment	2,158	12,576	24	969	185	36	26	15,974
Allowance for loan losses on originated and purchased loans	2,376	12,718	24	991	274	36	26	16,445

Loans acquired at fair value:
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-	-
Other acquired loans individually evaluated for impairment	-	108	-	171	-	2	-	281
Acquired loans collectively evaluated for impairment	93	355	5	416	37	57	1	964
Allowance for loan losses on loans acquired at fair value	93	463	5	587	37	59	1	1,245

Total allowance for loan losses	$2,469	$13,181	$29	$1,578	$311	$95	$27	$17,690

Allowance for Loan Losses and Loans Receivable
Period Ended September 30, 2015
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the three months ended September 30, 2015:

At June 30, 2015:
Allocated	$2,210	$11,120	$34	$1,860	$260	$106	$16	$15,606
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	2,210	11,120	34	1,860	260	106	16	15,606

Total charge offs	(538)	-	-	(96)	-	(24)	-	(658)
Total recoveries	-	-	-	59	41	-	1	101
Total allocated provisions	797	2,061	(5)	(245)	10	13	10	2,641
Total unallocated provisions	-	-	-	-	-	-	-	-

At September 30, 2015:
Allocated	2,469	13,181	29	1,578	311	95	27	17,690
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	$2,469	$13,181	$29	$1,578	$311	$95	$27	$17,690

Allowance for Loan Losses and Loans Receivable
Period Ended September 30, 2014
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the three months ended September 30, 2014:

At June 30, 2014:
Allocated	$2,729	$7,737	$67	$1,284	$460	$88	$22	$12,387
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	2,729	7,737	67	1,284	460	88	22	12,387

Total charge offs	(303)	(346)	-	(192)	-	-	-	(841)
Total recoveries	-	-	-	2	-	-	-	2
Total allocated provisions	149	551	(9)	268	(98)	(4)	1	858
Total unallocated provisions	-	-	-	-	-	-	-	-

At September 30, 2014:
Allocated	2,575	7,942	58	1,362	362	84	23	12,406
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	$2,575	$7,942	$58	$1,362	$362	$84	$23	$12,406

Allowance for Loan Losses and Loans Receivable
at September 30, 2015
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Balance of loans receivable:

Originated and purchased loans:
Loans individually evaluated for impairment	$10,073	$3,464	$-	$1,024	$972	$52	$-	$15,585
Loans collectively evaluated for impairment	551,063	1,506,880	2,740	69,718	64,902	11,652	4,501	2,211,456
Total originated and purchased loans	561,136	1,510,344	2,740	70,742	65,874	11,704	4,501	2,227,041

Loans acquired at fair value:
Loans acquired with deteriorated credit quality	113	314	-	7,816	-	-	-	8,243
Other acquired loans individually evaluated for impairment	-	4,334	2,013	512	476	918	-	8,253
Acquired loans collectively evaluated for impairment	57,958	80,997	333	18,175	4,997	8,856	79	171,395
Total loans acquired at fair value	58,071	85,645	2,346	26,503	5,473	9,774	79	187,891

Total loans	$619,207	$1,595,989	$5,086	$97,245	$71,347	$21,478	$4,580	2,414,932
Unamortized yield adjustments								2,580
Loans receivable, net of yield adjustments								$2,417,512

Allowance for Loan Losses and Loans Receivable
at June 30, 2015
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Balance of allowance for loan losses:

Originated and purchased loans:
Loans individually evaluated for impairment	$116	$415	$-	$30	$12	$-	$-	$573
Loans collectively evaluated for impairment	2,031	10,162	29	989	184	33	15	13,443
Allowance for loan losses on originated and purchased loans	2,147	10,577	29	1,019	196	33	15	14,016

Loans acquired at fair value:
Loans acquired with deteriorated credit quality	-	-	-	81	-	-	-	81
Other acquired loans individually evaluated for impairment	-	114	-	259	-	24	-	397
Acquired loans collectively evaluated for impairment	63	429	5	501	64	49	1	1,112
Allowance for loan losses on loans acquired at fair value	63	543	5	841	64	73	1	1,590

Total allowance for loan losses	$2,210	$11,120	$34	$1,860	$260	$106	$16	$15,606

Allowance for Loan Losses and Loans Receivable
at June 30, 2015
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Balance of loans receivable:

Originated and purchased loans:
Loans individually evaluated for impairment	$10,240	$3,439	$-	$1,861	$991	$26	$-	$16,557
Loans collectively evaluated for impairment	520,070	1,214,586	3,328	69,797	63,034	10,854	4,204	1,885,873
Total originated and purchased loans	530,310	1,218,025	3,328	71,658	64,025	10,880	4,204	1,902,430

Loans acquired at fair value:
Loans acquired with deteriorated credit quality	116	318	-	7,929	-	-	-	8,363
Other acquired loans individually evaluated for impairment	-	4,196	2,037	927	534	945	-	8,639
Acquired loans collectively evaluated for impairment	61,895	86,564	346	18,937	5,698	9,589	87	183,116
Total loans acquired at fair value	62,011	91,078	2,383	27,793	6,232	10,534	87	200,118

Total loans	$592,321	$1,309,103	$5,711	$99,451	$70,257	$21,414	$4,291	2,102,548
Unamortized yield adjustments								316
Loans receivable, net of yield adjustments								$2,102,864

The following tables present key indicators of credit quality regarding the Company’s loan portfolio based upon loan classification and contractual payment status at September 30, 2015 and June 30, 2015.

Credit-Rating Classification of Loans Receivable
at September 30, 2015
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans:
Non-classified	$549,597	$1,505,511	$2,594	$69,697	$64,688	$11,603	$4,493	$2,208,183
Classified:
Special Mention	948	361	146	-	54	49	-	1,558
Substandard	10,591	4,381	-	1,045	1,132	52	5	17,206
Doubtful	-	91	-	-	-	-	3	94
Loss	-	-	-	-	-	-	-	-
Total classified loans	11,539	4,833	146	1,045	1,186	101	8	18,858
Total originated and purchased loans	561,136	1,510,344	2,740	70,742	65,874	11,704	4,501	2,227,041

Loans acquired at fair value:
Non-classified	56,663	79,943	-	14,080	4,872	8,465	54	164,077
Classified:
Special Mention	370	123	333	6,538	76	242	21	7,703
Substandard	1,038	5,579	2,013	5,879	525	1,067	4	16,105
Doubtful	-	-	-	6	-	-	-	6
Loss	-	-	-	-	-	-	-	-
Total classified loans	1,408	5,702	2,346	12,423	601	1,309	25	23,814
Total loans acquired at fair value	58,071	85,645	2,346	26,503	5,473	9,774	79	187,891

Total loans	$619,207	$1,595,989	$5,086	$97,245	$71,347	$21,478	$4,580	$2,414,932

Credit-Rating Classification of Loans Receivable
at June 30, 2015
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans:
Non-classified	$518,592	$1,213,307	$3,328	$69,662	$62,902	$10,780	$4,201	$1,882,772
Classified:
Special Mention	955	256	-	58	56	74	-	1,399
Substandard	10,763	4,195	-	1,938	1,067	26	3	17,992
Doubtful	-	267	-	-	-	-	-	267
Loss	-	-	-	-	-	-	-	-
Total classified loans	11,718	4,718	-	1,996	1,123	100	3	19,658
Total originated and purchased loans	530,310	1,218,025	3,328	71,658	64,025	10,880	4,204	1,902,430

Loans acquired at fair value:
Non-classified	60,593	82,068	-	13,749	5,588	9,196	60	171,254
Classified:
Special Mention	372	3,425	346	7,617	76	242	24	12,102
Substandard	1,046	5,585	2,037	6,421	568	1,096	3	16,756
Doubtful	-	-	-	6	-	-	-	6
Loss	-	-	-	-	-	-	-	-
Total classified loans	1,418	9,010	2,383	14,044	644	1,338	27	28,864
Total loans acquired at fair value	62,011	91,078	2,383	27,793	6,232	10,534	87	200,118

Total loans	$592,321	$1,309,103	$5,711	$99,451	$70,257	$21,414	$4,291	$2,102,548

Contractual Payment Status of Loans Receivable
at September 30, 2015
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans:
Current	$554,530	$1,508,899	$2,740	$70,434	$65,377	$11,562	$4,497	$2,218,039
Past due:
30-59 days	1,583	65	-	-	44	90	-	1,782
60-89 days	614	-	-	22	-	-	1	637
90+ days	4,409	1,380	-	286	453	52	3	6,583
Total past due	6,606	1,445	-	308	497	142	4	9,002
Total originated and purchased loans	561,136	1,510,344	2,740	70,742	65,874	11,704	4,501	2,227,041

Loans acquired at fair value:
Current	57,291	84,076	1,582	24,802	5,194	8,563	72	181,580
Past due:
30-59 days	780	259	-	148	17	12	4	1,220
60-89 days	-	438	-	-	76	281	1	796
90+ days	-	872	764	1,553	186	918	2	4,295
Total past due	780	1,569	764	1,701	279	1,211	7	6,311
Total loans acquired at fair value	58,071	85,645	2,346	26,503	5,473	9,774	79	187,891

Total loans	$619,207	$1,595,989	$5,086	$97,245	$71,347	$21,478	$4,580	$2,414,932

Contractual Payment Status of Loans Receivable
at June 30, 2015
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans:
Current	$524,780	$1,216,644	$3,328	$70,529	$63,457	$10,828	$4,199	$1,893,765
Past due:
30-59 days	420	256	-	23	114	-	4	817
60-89 days	685	-	-	-	-	26	-	711
90+ days	4,425	1,125	-	1,106	454	26	1	7,137
Total past due	5,530	1,381	-	1,129	568	52	5	8,665
Total originated and purchased loans	530,310	1,218,025	3,328	71,658	64,025	10,880	4,204	1,902,430

Loans acquired at fair value:
Current	61,895	89,796	1,610	25,721	5,993	9,577	85	194,677
Past due:
30-59 days	116	-	-	-	134	12	-	262
60-89 days	-	468	-	-	-	-	1	469
90+ days	-	814	773	2,072	105	945	1	4,710
Total past due	116	1,282	773	2,072	239	957	2	5,441
Total loans acquired at fair value	62,011	91,078	2,383	27,793	6,232	10,534	87	200,118

Total loans	$592,321	$1,309,103	$5,711	$99,451	$70,257	$21,414	$4,291	$2,102,548

The following tables present information relating to the Company’s nonperforming and impaired loans at September 30, 2015 and June 30, 2015. Loans reported as “90+ days past due accruing” in the table immediately below are also reported in the preceding contractual payment status table under the heading “90+ days past due”.

Performance Status of Loans Receivable
at September 30, 2015
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans:
Performing	$553,431	$1,506,945	$2,740	$69,718	$65,421	$11,652	$4,497	$2,214,404
Nonperforming:
90+ days past due accruing	-	-	-	-	-	-	-	-
Nonaccrual	7,705	3,399	-	1,024	453	52	4	12,637
Total nonperforming	7,705	3,399	-	1,024	453	52	4	12,637
Total originated and purchased loans	561,136	1,510,344	2,740	70,742	65,874	11,704	4,501	2,227,041

Loans acquired at fair value:
Performing	57,958	81,696	333	24,918	5,181	8,856	77	179,019
Nonperforming:
90+ days past due accruing	-	-	-	-	-	-	-	-
Nonaccrual	113	3,949	2,013	1,585	292	918	2	8,872
Total nonperforming	113	3,949	2,013	1,585	292	918	2	8,872
Total loans acquired at fair value	58,071	85,645	2,346	26,503	5,473	9,774	79	187,891

Total loans	$619,207	$1,595,989	$5,086	$97,245	$71,347	$21,478	$4,580	$2,414,932

Performance Status of Loans Receivable
at June 30, 2015
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans:
Performing	$522,474	$1,214,653	$3,328	$69,819	$63,563	$10,854	$4,203	$1,888,894
Nonperforming:
90+ days past due accruing	-	-	-	-	-	-	-	-
Nonaccrual	7,836	3,372	-	1,839	462	26	1	13,536
Total nonperforming	7,836	3,372	-	1,839	462	26	1	13,536
Total originated and purchased loans	530,310	1,218,025	3,328	71,658	64,025	10,880	4,204	1,902,430

Loans acquired at fair value:
Performing	61,895	87,273	346	25,688	5,882	9,589	86	190,759
Nonperforming:
90+ days past due accruing	-	-	-	-	-	-	-	-
Nonaccrual	116	3,805	2,037	2,105	350	945	1	9,359
Total nonperforming	116	3,805	2,037	2,105	350	945	1	9,359
Total loans acquired at fair value	62,011	91,078	2,383	27,793	6,232	10,534	87	200,118

Total loans	$592,321	$1,309,103	$5,711	$99,451	$70,257	$21,414	$4,291	$2,102,548

Impairment Status of Loans Receivable
at September 30, 2015
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Carrying value of impaired loans:

Originated and purchased loans:
Non-impaired loans	$551,063	$1,506,880	$2,740	$69,718	$64,902	$11,652	$4,501	$2,211,456
Impaired loans:
Impaired loans with no allowance for impairment	7,434	2,062	-	1,002	880	52	-	11,430
Impaired loans with allowance for impairment:
Recorded investment	2,639	1,402	-	22	92	-	-	4,155
Allowance for impairment	(218)	(142)	-	(22)	(89)	-	-	(471)
Balance of impaired loans net of allowance for impairment	2,421	1,260	-	-	3	-	-	3,684
Total impaired loans, excluding allowance for impairment:	10,073	3,464	-	1,024	972	52	-	15,585
Total originated and purchased loans	561,136	1,510,344	2,740	70,742	65,874	11,704	4,501	2,227,041

Loans acquired at fair value:
Non-impaired loans	57,958	80,997	333	18,175	4,997	8,856	79	171,395
Impaired loans:
Impaired loans with no allowance for impairment	113	4,213	2,013	8,192	476	484	-	15,491
Impaired loans with allowance for impairment:
Recorded investment	-	435	-	136	-	434	-	1,005
Allowance for impairment	-	(108)	-	(171)	-	(2)	-	(281)
Balance of impaired loans net of allowance for impairment	-	327	-	(35)	-	432	-	724
Total impaired loans, excluding allowance for impairment:	113	4,648	2,013	8,328	476	918	-	16,496
Total loans acquired at fair value	58,071	85,645	2,346	26,503	5,473	9,774	79	187,891

Total loans	$619,207	$1,595,989	$5,086	$97,245	$71,347	$21,478	$4,580	$2,414,932

Unpaid principal balance of impaired loans:
Originated and purchased loans	$16,594	$4,160	$-	$1,079	$995	$52	$-	$22,880
Loans acquired at fair value	146	4,954	2,113	9,794	499	975	-	18,481
Total impaired loans	$16,740	$9,114	$2,113	$10,873	$1,494	$1,027	$-	$41,361

Impairment Status of Loans Receivable
at June 30, 2015
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Carrying value of impaired loans:

Originated and purchased loans:
Non-impaired loans	$520,070	$1,214,586	$3,328	$69,797	$63,034	$10,854	$4,204	$1,885,873
Impaired loans:
Impaired loans with no allowance for impairment	8,387	1,777	-	1,418	905	26	-	12,513
Impaired loans with allowance for impairment:
Recorded investment	1,853	1,662	-	443	86	-	-	4,044
Allowance for impairment	(116)	(415)	-	(30)	(12)	-	-	(573)
Balance of impaired loans net of allowance for impairment	1,737	1,247	-	413	74	-	-	3,471
Total impaired loans, excluding allowance for impairment:	10,240	3,439	-	1,861	991	26	-	16,557
Total originated and purchased loans	530,310	1,218,025	3,328	71,658	64,025	10,880	4,204	1,902,430

Loans acquired at fair value:
Non-impaired loans	61,895	86,564	346	18,937	5,698	9,589	87	183,116
Impaired loans:
Impaired loans with no allowance for impairment	116	4,072	2,037	8,214	534	488	-	15,461
Impaired loans with allowance for impairment:
Recorded investment	-	442	-	642	-	457	-	1,541
Allowance for impairment	-	(114)	-	(340)	-	(24)	-	(478)
Balance of impaired loans net of allowance for impairment	-	328	-	302	-	433	-	1,063
Total impaired loans, excluding allowance for impairment:	116	4,514	2,037	8,856	534	945	-	17,002
Total loans acquired at fair value	62,011	91,078	2,383	27,793	6,232	10,534	87	200,118

Total loans	$592,321	$1,309,103	$5,711	$99,451	$70,257	$21,414	$4,291	$2,102,548

Unpaid principal balance of impaired loans:
Originated and purchased loans	$16,985	$4,103	$-	$2,036	$1,014	$26	$-	$24,164
Loans acquired at fair value	147	4,759	2,118	10,506	561	975	-	19,066
Total impaired loans	$17,132	$8,862	$2,118	$12,542	$1,575	$1,001	$-	$43,230

Impairment Status of Loans Receivable
Period Ended September 30, 2015 and 2014
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
For the three months ended September 30, 2015:
Average balance of impaired loans	$10,037	$7,973	$2,025	$10,290	$1,519	$958	$-	$32,802
Interest earned on impaired loans	$70	$12	$-	$217	$14	$-	$-	$313

For the three months ended September 30, 2014:
Average balance of impaired loans	$13,169	$8,407	$1,432	$11,903	$1,639	$1,055	$-	$37,605
Interest earned on impaired loans	$29	$46	$-	$189	$11	$-	$-	$275

  Troubled Debt Restructurings (“TDRs”). A modification to the terms of a loan is generally considered a TDR if the Bank grants a concession to the borrower that it would not otherwise consider for economic or legal reasons related to the debtor’s financial difficulties. In granting the concession, the Bank’s general objective is to make the best of a difficult situation by obtaining more cash or other value from the borrower or otherwise increase the probability of repayment.

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

We may obtain physical possession of one- to four-family real estate collateralizing a residential mortgage loan via foreclosure or through an in-substance repossession. As of September 30, 2015, we held one single-family property in real estate owned with a carrying value of $395,000 that was acquired through a foreclosure on a residential mortgage loan.  As of that same date, we held 35 residential mortgage loans with aggregate carrying values totaling $4.4 million which were in the process of foreclosure.

The following table presents information regarding the restructuring of the Company’s troubled debts during the three months ended September 30, 2015 and 2014 and any defaults during those periods of TDRs that were restructured within 12 months of the date of default.

Troubled Debt Restructurings of Loans Receivable
Period Ended September 30, 2015
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Troubled debt restructuring activity for the three months ended September 30, 2015

Originated and purchased loans
Number of loans	2	-	-	-	-	-	-	2
Pre-modification outstanding recorded investment	$693	$-	$-	$-	$-	$-	$-	$693
Post-modification outstanding recorded investment	431	-	-	-	-	-	-	$431
Charge offs against the allowance for loan loss recognized at modification	231	-	-	-	-	-	-	$231

Loans acquired at fair value
Number of loans	-	3	-	-	-	-	-	3
Pre-modification outstanding recorded investment	$-	$2,285	$-	$-	$-	$-	$-	$2,285
Post-modification outstanding recorded investment	-	2,290	-	-	-	-	-	$2,290
Charge offs against the allowance for loan loss recognized at modification	-	-	-	-	-	-	-	$-

Troubled debt restructuring defaults for the three months ended September 30, 2015

Originated and purchased loans
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

Troubled Debt Restructurings of Loans Receivable
Period Ended September 30, 2014
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
(In Thousands)
Troubled debt restructuring activity for the three months ended September 30, 2014

Originated and purchased loans
Number of loans	2	-	-	-	-	-	-	2
Pre-modification outstanding recorded investment	$664	$-	$-	$-	$-	$-	$-	$664
Post-modification outstanding recorded investment	673	-	-	-	-	-	-	$673
Charge offs against the allowance for loan loss recognized at modification	33	-	-	-	-	-	-	$33

Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Pre-modification outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-
Post-modification outstanding recorded investment	-	-	-	-	-	-	-	$-
Charge offs against the allowance for loan loss recognized at modification	-	-	-	-	-	-	-	$-

Troubled debt restructuring defaults for the three months ended September 30, 2014

Originated and purchased loans
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

The manner in which the terms of a loan are modified through a troubled debt restructuring generally includes one or more of the following changes to the loan’s repayment terms:

•	Interest Rate Reduction: Temporary or permanent reduction of the interest rate charged against the outstanding balance of the loan.
•	Capitalization of Prior Past Dues: Capitalization of prior amounts due to the outstanding balance of the loan.
•	Extension of Maturity or Balloon Date: Extending the term of the loan past its original balloon or maturity date.
•	Deferral of Principal Payments: Temporary deferral of the principal portion of a loan payment.
•	Payment Recalculation and Re-amortization: Recalculation of the recurring payment obligation and resulting loan amortization/repayment schedule based on the loan’s modified terms.

11.     BORROWINGS

Fixed rate advances from the FHLB of New York mature as follows:

	September 30, 2015		June 30, 2015
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars in Thousands)
Maturing in years ending June 30:
2016	$432,500	0.51%	$382,500	0.41%
2017	3,000	1.05	3,000	1.05
2018	5,225	1.18	5,225	1.18
2021	647	4.94	671	4.94
2023	145,000	3.04	145,000	3.04
Total borrowings	586,372	1.15%	536,396	1.13%
Fair value adjustments	4		9
Total borrowings, net of fair value adjustments	$586,376		$536,405

At September 30, 2015, $435.5 million in advances are due within one year while the remaining $150.9 million in advances are due after one year of which $145.0 million are callable in April 2018.

At September 30, 2015, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $955.2 million and $181.1 million, respectively. At June 30, 2015, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $894.6 million and $185.2 million, respectively.

Borrowings at September 30, 2015 and June 30, 2015 also included overnight borrowings in the form of depositor sweep accounts totaling $42.0 million and $35.1 million, respectively. Depositor sweep accounts are short term borrowings representing funds that are withdrawn from a customer’s noninterest-bearing deposit account and invested in an uninsured overnight investment account that is collateralized by specified investment securities owned by the Bank.

12.     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

At September 30, 2015 and June 30, 2015, the Company was subject to the terms of certain interest rate derivative agreements that were utilized by the Company to manage the interest rate exposure arising from specific wholesale funding positions. Such wholesale funding sources include floating-rate brokered money market deposits indexed to one-month LIBOR as well as a number of 90 day fixed-rate FHLB advances that are forecasted to be periodically redrawn at maturity for the same 90 day term as the original advance. The derivatives, comprising eight interest rate swaps and two interest rate caps, were designated as cash flow hedges with changes in their fair value recorded as an adjustment through other comprehensive income on an after-tax basis.

The effects of derivative instruments on the statements of condition included in the Consolidated Financial Statements at September 30, 2015 and June 30, 2015 and for the three months ended September 30, 2015 and September 30, 2014 are as follows:

	September 30, 2015
	Notional/ Contract Amount	Fair Value	Balance Sheet Location	Expiration Date
	(Dollars in Thousands)
Derivatives designated as hedging instruments
Interest rate swaps by effective date:
July 1, 2013	$165,000	$(2,010)	Other liabilities	July 1, 2018
August 19, 2013	75,000	(1,747)	Other liabilities	August 20, 2018
October 9, 2013	50,000	(866)	Other liabilities	October 9, 2018
March 28, 2014	75,000	(2,224)	Other liabilities	March 28, 2019
June 5, 2015	60,000	(2,791)	Other liabilities	June 5, 2020
July 28, 2015	50,000	(2,703)	Other liabilities	July 28, 2020
September 28, 2015	40,000	(2,277)	Other liabilities	September 28, 2020
December 28, 2015	35,000	(2,041)	Other liabilities	December 28, 2020
	550,000	(16,659)
Interest rate caps by effective date:
June 5, 2013	40,000	209	Other liabilities	June 5, 2018
July 1, 2013	35,000	181	Other liabilities	July 1, 2018
	75,000	390
Total	$625,000	$(16,269)

	June 30, 2015
	Notional/ Contract Amount	Fair Value	Balance Sheet Location	Expiration Date
	(Dollars in Thousands)
Derivatives designated as hedging instruments
Interest rate swaps by effective date:
July 1, 2013	$165,000	$(768)	Other liabilities	July 1, 2018
August 19, 2013	75,000	(1,149)	Other liabilities	August 20, 2018
October 9, 2013	50,000	(400)	Other liabilities	October 9, 2018
March 28, 2014	75,000	(1,372)	Other liabilities	March 28, 2019
June 5, 2015	60,000	(1,717)	Other liabilities	June 5, 2020
July 28, 2015	50,000	(1,697)	Other liabilities	July 28, 2020
September 28, 2015	40,000	(1,289)	Other liabilities	September 28, 2020
December 28, 2015	35,000	(1,119)	Other liabilities	December 28, 2020
	550,000	(9,511)
Interest rate caps by effective date:
June 5, 2013	40,000	428	Other liabilities	June 5, 2018
July 1, 2013	35,000	366	Other liabilities	July 1, 2018
	75,000	794
Total	$625,000	$(8,717)

	Three Months Ended September 30, 2015
	Amount of Loss Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
	(Dollars in Thousands)
Derivatives in cash flow hedges
Interest rate swaps by effective date:
July 1, 2013	$(735)	Not applicable	$-
August 19, 2013	(354)	Not applicable	-
October 9, 2013	(275)	Not applicable	-
March 28, 2014	(504)	Not applicable	-
June 5, 2015	(635)	Not applicable	-
July 28, 2015	(595)	Not applicable	-
September 28, 2015	(585)	Not applicable	-
December 28, 2015	(545)	Not applicable	-
	(4,228)		-
Interest rate caps by effective date:
June 5, 2013	(110)	Not applicable	-
July 1, 2013	(94)	Not applicable	-
	(204)		-
Total	$(4,432)		$-

	Three Months Ended September 30, 2014
	Amount of Loss Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
	(Dollars in Thousands)
Derivatives in cash flow hedges
Interest rate swaps by effective date:
July 1, 2013	$645	Not applicable	$-
August 19, 2013	405	Not applicable	-
October 9, 2013	265	Not applicable	-
March 28, 2014	421	Not applicable	-
June 5, 2015	133	Not applicable	-
July 28, 2015	(126)	Not applicable	-
September 28, 2015	(53)	Not applicable	-
December 28, 2015	(52)	Not applicable	-
	1,638		-
Interest rate caps by effective date:
June 5, 2013	53	Not applicable	-
July 1, 2013	31	Not applicable	-
	84		-
Total	$1,722		$-

The Company has in place enforceable master netting arrangements with all counterparties. All master netting arrangements include rights to offset associated with the Company’s recognized derivative assets, derivative liabilities, and cash collateral received and pledged.

At September 30, 2015, two of the Company’s derivatives were in an asset position totaling $390,000 while the remaining eight derivatives were in a liability position totaling $16.7 million. In total, the Company’s derivatives were in a net liability position of $16.3 million at September 30, 2015 and included in other liabilities as of that date. As required under the enforceable master netting arrangement with its derivatives counterparties, the Company posted financial collateral to two counterparties totaling $16.8 million at September 30, 2015.  The financial collateral posted was not included as an offsetting amount at September 30, 2015.

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

13.     BENEFIT PLANS

Components of Net Periodic Expense

The following table sets forth the aggregate net periodic benefit expense for the Bank’s Benefit Equalization Plan, Postretirement Welfare Plan, Directors’ Consultation and Retirement Plan and Atlas Bank Retirement Income Plan:

	Three Months Ended September 30,
	2015	2014
	(In Thousands)
Service cost	$59	$57
Interest cost	121	82
Amortization of unrecognized past service liability	9	12
Amortization of unrecognized loss	9	7
Expected return on assets	(64)	-
Net periodic benefit cost	$134	$158

14.     FAIR VALUE OF FINANCIAL INSTRUMENTS

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

In addition, the guidance requires the Company to disclose the fair value for assets and liabilities on both a recurring and non-recurring basis.

Those assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Debt securities available for sale:
U.S. agency securities	$-	$7,159	$-	$7,159
Obligations of state and political subdivisions	-	27,466	-	27,466
Asset-backed securities	-	85,178	-	85,178
Collateralized loan obligations	-	127,412	-	127,412
Corporate bonds	-	161,174	-	161,174
Trust preferred securities	-	8,081	-	8,081
Total debt securities	-	416,470	-	416,470

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	-	69,313	-	69,313
Residential pass-through securities	-	250,505	-	250,505
Commercial pass-through securities	-	9,492	-	9,492
Total mortgage-backed securities	-	329,310	-	329,310

Total securities available for sale	$-	$745,780	$-	$745,780

Derivative instruments
Interest rate swaps	$-	$(16,659)	$-	$(16,659)
Interest rate caps	-	390	-	390
Total derivatives	$-	$(16,269)	$-	$(16,269)

	June 30, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Debt securities available for sale:
U.S. agency securities	$-	$7,263	$-	$7,263
Obligations of state and political subdivisions	-	26,835	-	26,835
Asset-backed securities	-	88,032	-	88,032
Collateralized loan obligations	-	128,171	-	128,171
Corporate bonds	-	162,608	-	162,608
Trust preferred securities	-	7,751	-	7,751
Total debt securities	-	420,660	-	420,660

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	-	71,877	-	71,877
Residential pass-through securities	-	263,613	-	263,613
Commercial pass-through securities	-	11,129	-	11,129
Total mortgage-backed securities	-	346,619	-	346,619

Total securities available for sale	$-	$767,279	$-	$767,279

Derivative instruments
Interest rate swaps	$-	$(9,511)	$-	$(9,511)
Interest rate caps	-	794	-	794
Total derivatives	$-	$(8,717)	$-	$(8,717)

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

Those assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	September 30, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Impaired loans	$-	$-	$8,636	$8,636

	June 30, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Impaired loans	$-	$-	$9,742	$9,742
Real estate owned	$-	$-	$547	$547

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value:

	September 30, 2015
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(In Thousands)
Impaired loans	$8,636	Market valuation of underlying collateral	(1)	Direct disposal costs	(2)	6% - 10%	8.21%

	June 30, 2015
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(In Thousands)

Impaired loans	$9,742	Market valuation of underlying collateral	(1)	Direct disposal costs	(2)	6% - 10%	9.45%
Real estate owned	$547	Market valuation of property	(3)	Direct disposal costs	(2)	8%	8.00%

_____________________________

(1)	The fair value of impaired loans is generally determined based on an independent appraisal of the market value of a loan’s underlying collateral.
(2)

The fair value basis of impaired loans and real estate owned is adjusted to reflect management estimates of disposal costs including, but not necessarily limited to, real estate brokerage commissions and title transfer fees, with such cost estimates generally ranging from 6% to 10% of collateral or property market value.

(3)

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

At September 30, 2015, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $9.0 million and valuation allowances of $407,000 reflecting fair values of $8.6 million. By comparison, at June 30, 2015, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $10.8 million and valuation allowances of $1.1 million reflecting fair values of $9.7 million.

Once a loan is foreclosed, the fair value of the real estate owned continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan. At September 30, 2015, the Company held no real estate owned whose carrying value was written down utilizing Level 3 inputs during the first three months of fiscal 2016.  At June 30, 2015, the Company held real estate owned totaling $547,000 whose carrying value was written down utilizing Level 3 inputs during fiscal 2015.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at September 30, 2015 and June 30, 2015:

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

Commitments. The fair value of commitments to fund credit lines and originate or participate in loans is estimated using fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest and the committed rates. The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, is not considered material for disclosure. The contractual amounts of unfunded commitments are presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading Liquidity and Capital Resources.

The carrying amounts and fair values of financial instruments are as follows:

	September 30, 2015
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$102,630	$102,630	$102,630	$-	$-
Debt securities available for sale	416,470	416,470	-	416,470	-
Mortgage-backed securities available for sale	329,310	329,310	-	329,310	-
Debt securities held to maturity	228,597	228,757	-	228,757	-
Mortgage-backed securities held to maturity	429,912	436,762	-	436,762	-
Loans receivable	2,399,822	2,382,594	-	-	2,382,594
FHLB Stock	29,717	29,717	-	-	29,717
Interest receivable	11,058	11,058	11,058	-	-

Financial liabilities:
Deposits (1)	2,463,890	2,474,572	1,450,660	-	1,023,912
Borrowings	628,351	643,227	-	-	643,227
Interest payable on borrowings	1,114	1,114	1,114	-	-

Derivative instruments:
Interest rate swaps	(16,659)	(16,659)	-	(16,659)	-
Interest rate caps	390	390	-	390	-

___________________________________

(1)	Includes accrued interest payable on deposits of $78,000 at September 30, 2015.

	June 30, 2015
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$340,136	$340,136	$340,136	$-	$-
Debt securities available for sale	420,660	420,660	-	420,660	-
Mortgage-backed securities available for sale	346,619	346,619	-	346,619	-
Debt securities held to maturity	219,862	218,366	-	218,366	-
Mortgage-backed securities held to maturity	443,479	445,501	-	445,501	-
Loans receivable	2,087,258	2,069,209	-	-	2,069,209
FHLB Stock	27,468	27,468	-	-	27,468
Interest receivable	9,873	9,873	9,873	-	-

Financial liabilities:
Deposits (1)	2,465,650	2,476,425	1,463,974	-	1,012,451
Borrowings	571,499	585,209	-	-	585,209
Interest payable on borrowings	1,020	1,020	1,020	-	-

Derivative instruments:
Interest rate swaps	(9,511)	(9,511)	-	(9,511)	-
Interest rate caps	794	794	-	794	-

___________________________________

(1)	Includes accrued interest payable on deposits of $80,000 at June 30, 2015.

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

15.     COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in stockholders’ equity at September 30, 2015 and June 30, 2015 are as follows:

	September 30, 2015	June 30, 2015
	(In Thousands)
Net unrealized loss on securities available for sale	$(1,598)	$(147)
Tax effect	660	(108)
Net of tax amount	(938)	(255)

Net unrealized loss on securities available for sale transferred to held to maturity	(1,095)	(1,065)
Tax effect	448	435
Net of tax amount	(647)	(630)

Fair value adjustments on derivatives	(18,622)	(11,130)
Tax effect	7,607	4,547
Net of tax amount	(11,015)	(6,583)

Benefit plan adjustments	(1,388)	(494)
Tax effect	567	201
Net of tax amount	(821)	(293)

Total accumulated other comprehensive loss	$(13,421)	$(7,761)

Other comprehensive loss and related tax effects for the months ended September 30, 2015 and September 30, 2014 are presented in the following table:

	Three Months Ended September 30,
	2015	2014
	(In Thousands)
Net unrealized holding loss on securities available for sale	$(1,452)	$(3,071)

Amortization of unrealized holding loss on securities available for sale transferred to held to maturity (3)	(30)	2

Net unrealized (loss) gain on derivatives	(7,492)	2,911

Benefit plans:
Amortization of:
Actuarial loss (1)	9	7
Past service cost (1)	9	12
New actuarial loss	(911)	(363)
Net change in benefit plan accrued expense	(893)	(344)

Other comprehensive loss before taxes	(9,867)	(502)
Tax effect (2)	4,207	(8)
Total other comprehensive loss	$(5,660)	$(510)

_______________________________________________

(1)	Represents amounts reclassified out of accumulated other comprehensive income and included in the computation of net periodic pension expense. See Note 14 – Benefit Plans for additional information.
(2)

The amounts included in income taxes for items reclassified out of accumulated other comprehensive income totaled $(365) for the three ended September 30, 2015 and $(9) three months ended September 30, 2014, respectively.

(3)	Represents amounts reclassified out of accumulated other comprehensive income and included in interest income on taxable securities.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report on Form 10-Q may include certain forward-looking statements based on current management expectations. Such forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may”, “will”, “believe”, “expect”, “estimate”, “anticipate”, “continue”, or similar terms or variations on those terms, or the negative of those terms. The actual results of the Company could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government and changes in tax policies, rates and regulations of federal, state and local tax authorities. Additional potential factors include changes in interest rates, deposit flows, cost of funds, demand for loan products and financial services, competition and changes in the quality or composition of loan and investment portfolios of the Company. Other factors that could cause future results to vary from current management expectations include changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in the Company’s other filings with the Securities and Exchange Commission.

Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at September 30, 2015 and June 30, 2015

General. Total assets increased by $64.8 million to $4.30 billion at September 30, 2015 from $4.24 billion at June 30, 2015. The increase in total assets was primarily attributable to increases in the balances of loans and non-mortgage-backed securities that were partially offset by declines in the balances of cash and cash equivalents and mortgage-backed securities. The net increase in total assets was largely funded through an increase in the balance of borrowings that was partially offset by a net decrease in the balance of deposits.

Cash and Cash Equivalents. Cash and cash equivalents, which consist primarily of interest-earning and non-interest-earning deposits in other banks, decreased by $237.5 million to $102.6 million at September 30, 2015 from $340.1 million at June 30, 2015.  The decrease in cash and cash equivalents reflected the deployment of the remaining proceeds raised through the Company’s second-step conversion and stock offering that were not yet fully invested at June 30, 2015.  As noted in greater detail below, such funds were primarily reinvested into the loan portfolio during the quarter ended September 30, 2015. Management will continue to monitor and adjust the level of short-term, liquid assets in relation to the Company’s near-term operating liquidity needs while also considering the funding needed to support its longer-term strategic initiatives – particularly those relating to the expansion of its commercial lending functions and capital management strategies.

Debt Securities Available for Sale. Debt securities classified as available for sale decreased by $4.2 million to $416.5 million at September 30, 2015 from $420.7 million at June 30, 2015. The decrease partly reflected principal repayments, net of premium amortization and discount accretion, totaling $115,000 during the three months ended September 30, 2015.  The decrease also reflected a $4.1 million decline in the fair value of the portfolio to a net unrealized loss of $6.3 million at September 30, 2015 from a net unrealized loss of $2.2 million at June 30, 2015. The change in the net unrealized loss reflected changes in the fair value of various sectors within the portfolio arising from movements in market interest rates coupled with a widening of pricing spreads within certain sectors in the portfolio.

At September 30, 2015, the available for sale debt securities portfolio included U.S. agency debentures, single-issuer trust preferred securities, corporate bonds, asset-backed securities, collateralized loan obligations and municipal obligations. Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio as of that date.

Additional information regarding debt securities available for sale at September 30, 2015 is presented in Note 7 and Note 9 to the unaudited consolidated financial statements.

Mortgage-backed Securities Available for Sale. Mortgage-backed securities available for sale decreased by $17.3 million to $329.3 million at September 30, 2015 from $346.6 million at June 30, 2015. The net decrease reflected cash repayment of principal, net of discount accretion and premium amortization, totaling $19.9 million.  These decreases in the portfolio were partially offset by a $2.6 million increase in the fair value of the portfolio to an unrealized gain of $4.7 million at September 30, 2015 from an unrealized gain of $2.1 million at June 30, 2015.

At September 30, 2015, the available for sale mortgage-backed securities portfolio primarily included agency pass-through securities and agency collateralized mortgage obligations. As of that date, we also held one non-agency mortgage-backed security within the available for sale portfolio whose aggregate carrying value totaled $150,000.  Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio as of that date.

Additional information regarding mortgage-backed securities available for sale at September 30, 2015 is presented in Note 7 and Note 9 to the unaudited consolidated financial statements.

Debt Securities Held to Maturity. Debt securities classified as held to maturity increased by $8.7 million to $228.6 million at September 30, 2015 from $219.9 million at June 30, 2015. The net increase partly reflected the purchase of $9.1 million in securities during the three months ended September 30, 2015. The net increase in the portfolio was partially offset by principal repayments, net of premium amortization and discount accretion, totaling $405,000 during the same period.

At September 30, 2015, the held to maturity debt securities portfolio included U.S. agency debentures and municipal obligations, a small portion of which represent non-rated, short term, bond anticipation notes (“BANs”) issued by New Jersey municipalities.  Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio as of that date.

Additional information regarding debt securities held to maturity at September 30, 2015 is presented in Note 8 and Note 9 to the unaudited consolidated financial statements.

Mortgage-backed Securities Held to Maturity. Mortgage-backed securities held to maturity decreased by $13.6 million to $429.9 million at September 30, 2015 from $443.5 million at June 30, 2015. The decrease in the portfolio reflected cash repayment of principal, net of discount accretion and premium amortization, totaling $13.6 million during the three months ended September 30, 2015.

At September 30, 2015, the held to maturity mortgage-backed securities portfolio primarily included agency pass-through securities and agency collateralized mortgage obligations. As of that date, we also held four non-agency mortgage-backed securities in the held to maturity portfolio whose aggregate carrying value and fair value totaled $40,000 and $39,000, respectively. Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio as of that date.

Additional information regarding mortgage-backed securities held to maturity at September 30, 2015 is presented in Note 8 and Note 9 to the unaudited consolidated financial statements.

Loans Receivable. Loans receivable, net of unamortized premiums, deferred costs and the allowance for loan losses, increased by $312.6 million to $2.40 billion at September 30, 2015 from $2.09 billion at June 30, 2015. The increase in net loans receivable was primarily attributable to new loan origination and purchase volume outpacing loan repayments during the three months ended September 30, 2015.

Residential mortgage loans, including home equity loans and lines of credit, increased by $28.0 million to $712.0 million at September 30, 2015 from $684.0 million at June 30, 2015. The components of the net increase included an increase in the balance of one-to-four family first mortgage loans of $26.9 million to $619.2 million at September 30, 2015 from $592.3 million at June 30, 2015.  The net increase also reflected a $1.1 million increase in the balance of home equity loans to $71.3 million at September 30, 2015 from $70.3 million at June 30, 2015 as well as a $64,000 increase in the balance of home equity lines of credit to $21.5 million at September 30, 2015 from $21.4 million at June 30, 2015.

The growth in the portfolio during the first three months of fiscal 2016 reflected the Company’s intent to modestly increase the outstanding balance of the residential mortgage portfolio while allowing the segment to continue to decline as a percentage of total loans and earning assets.  The Company intends to expand it residential lending infrastructure during fiscal 2016 to support strategies focused on increasing the origination volume of residential mortgage loans for sale into the secondary market.

In total, residential mortgage loan origination and purchase volume for the three months ended September 30, 2015 were $23.3 million and $34.7 million, respectively, while aggregate originations of home equity loans and home equity lines of credit totaled $8.0 million for that same period.

Commercial loans, in aggregate, increased by $284.7 million to $1.69 billion at September 30, 2015 from $1.41 billion at June 30, 2015. The components of the aggregate increase included an increase in commercial mortgage loans totaling $286.9 million that was partially offset by a $2.2 million decrease in commercial business loans.  The ending balances of commercial mortgage loans and commercial business loans at September 30, 2015 were $1.60 billion and $97.2 million, respectively.

Commercial loan origination volume for the three months ended September 30, 2015 totaled $70.2 million, comprising $65.2 million and $5.0 million of commercial mortgage and commercial business loan originations, respectively. Commercial loan originations were augmented with the purchase of commercial mortgage loans and participations totaling $255.0 million coupled with the purchase of commercial business loans totaling $13.0 million during the three months ended September 30, 2015.

The outstanding balance of construction loans, net of loans-in-process, decreased by $625,000 to $5.1 million at September 30, 2015 from $5.7 million at June 30, 2015. Construction loan disbursements for the three months ended September 30, 2015 totaled $670,000.

Other loans, primarily comprising account loans, deposit account overdraft lines of credit and other consumer loans, increased by $288,000 to $4.6 million at September 30, 2015 from $4.3 million at June 30, 2015. Other loan originations for the three months ended September 30, 2015 totaled approximately $420,000.  Other loan originations were augmented with the funding of consumer loans totaling $787,000 that were acquired through a wholesale loan origination channel implemented during the quarter ended September 30, 2015. The new channel enables the Bank to originate and purchase high-quality, unsecured consumer loans that are originated through an online credit marketplace managed by an outsourced service provider.  All loans acquired through this channel are originated by a bank and subject to all applicable consumer protection, fair lending, and disclosure requirements.

Nonperforming Loans. Nonperforming loans decreased by $1.4 million to $21.5 million, or 0.89% of total loans at September 30, 2015, from $22.9 million or 1.09% of total loans at June 30, 2015. Nonperforming loans generally include loans reported as “accruing loans over 90 days past due” as well as loans reported as “nonaccrual”.  However, the balances of nonperforming loans at September 30, 2015 and June 30, 2015 were comprised entirely of nonaccrual loans with no loans reported as over 90 days past due and accruing.

The balance of loans at September 30, 2015 includes 63 residential mortgage loans with an aggregate carrying value totaling $18.7 million that were serviced by BAC Home Loan Servicing, a subsidiary of Bank of America (“BOA”).  Such loans include 34 nonperforming loans with carrying values totaling $6.4 million as of that date.  During the quarter ended September 30, 2015, the Bank and BOA mutually agreed to transfer the servicing of all remaining loans owned by the Bank, including the nonperforming loans, from BOA to the Bank during the quarter ending December 31, 2015.

The terms of the applicable servicing transfer agreement include provisions requiring the Bank to reimburse BOA for all “scheduled” principal and interest (“P&I”) payments advanced to the Bank by BOA where such payments had not been paid by the borrower.  The agreement terms also require the Bank to reimburse BOA for all taxes and insurance (“T&I”) advances that have resulted in negative escrow balances as well as other corporate payments advanced by BOA to support the collections and foreclosure process on nonperforming loans where such payments have not been repaid by the borrower through the date of servicing transfer.

The Bank has generally reduced the carrying value of the applicable nonperforming loans by the amount of P&I payments advanced by BOA.  Consequently, the Bank’s reimbursement of such advances to BOA is expected to result in an increase in the carrying value of nonperforming loans during the quarter ending December 31, 2015.  Based on preliminary information provided by BOA, the Bank estimates that the transfer of servicing will increase the reportable balance of nonperforming loans by approximately $3.5 million.  However, the amount of the increase may vary from this estimate based on the final reconciliation and reimbursement of advances to BOA at the time of transfer.

The impairment analysis regularly conducted by the Company in conjunction with its periodic allowance for loan loss (“ALLL”) calculation consistently recognized the Bank’s ultimate obligation to reimburse BOA for all applicable advances on nonperforming loans.  As such, the Bank does not expect the transfer of servicing, nor the expected increase in the balance of the related nonperforming loans, to result in significant charge offs or additions to the required level of the ALLL.

The Bank reports the payment and accrual status of the BOA loans based on the borrower’s actual payment status rather than the “cash payment” basis that would otherwise reflect the “scheduled” P&I payments advanced to the Bank by BOA on delinquent loans.

As such, the Bank does not expect the transfer of servicing to result in significant changes to the number of past due or nonaccrual loans. However, the carrying value of such loans is expected to increase for the reasons noted above.

Other than the reimbursement of advances noted above, the Bank will pay no additional fees to BOA to complete the transfer of loan servicing discussed above.  Consequently, the annual servicing fee of 0.25% per loan currently paid to BOA will be discontinued at no additional cost to the Bank once the servicing transfer is completed during the quarter ending December 31, 2015.

Additional information about the Company’s nonperforming loans at September 30, 2015 is presented in Note 10 to the unaudited consolidated financial statements.

Allowance for Loan Losses. During the three months ended September 30, 2015, the balance of the allowance for loan losses increased by $2.1 million to $17.7 million, or 0.73% of total loans at September 30, 2015, from $15.6 million or 0.74% of total loans at June 30, 2015. The increase resulted from provisions of $2.6 million during the three months ended September 30, 2015 that were partially offset by charge offs, net of recoveries, totaling $557,000 during that same period.

With regard to loans individually evaluated for impairment, the balance of our allowance for loan losses attributable to such loans decreased by $299,000 to approximately $752,000 at September 30, 2015 from $1.1 million at June 30, 2015. The balance at September 30, 2015 reflected the allowance for impairment identified on $5.2 million of impaired loans while an additional $26.9 million of impaired loans had no allowance for impairment as of that date. By comparison, the balance at June 30, 2015 reflected the allowance for impairment identified on $5.6 million of impaired loans while an additional $28.0 million of impaired loans had no allowance for impairment as of that date. The outstanding balances of impaired loans reflected the cumulative effects of various adjustments including, but not limited to, purchase accounting valuations and prior charge-offs, where applicable, which are considered in the evaluation of impairment.

With regard to loans evaluated collectively for impairment, the balance of our allowance for loan losses attributable to such loans increased by $2.3 million to $16.9 million at September 30, 2015 from $14.6 million at June 30, 2015. The increase in valuation was partly attributable to an increase in the aggregate outstanding balance of loans collectively evaluated for impairment as well as the ongoing reallocation of loans within the portfolio in favor of commercial loans against which we generally assign comparatively higher historical and environmental loss factors in our ALLL calculation.

The change in the allowance also reflected updates to historical loss factors during the three months ended September 30, 2015. Specifically, our loan portfolio experienced a net annualized charge-off rate of 0.10% during the three months ended September 30, 2015 representing a decrease of six basis points from the 0.16% of charge-offs reported for fiscal 2015. The historical loss factors used in our allowance for loan loss calculation methodology were updated to reflect the effect of these charge offs on the average annualized historical charge off rates by loan segment over the two year look-back period used by that methodology. The change in average net charge-off rates coupled with the concurrent increase in the overall balance of the unimpaired portion of the loan portfolio resulted in a net decrease of $23,000 in the applicable portion of the allowance to $1.9 million as of September 30, 2015 compared to $1.9 million as of June 30, 2015.

In addition to updating historical loss factors, we also reviewed and reaffirmed our environmental loss factors resulting in no changes to such factors from June 30, 2015 to September 30, 2015.  As such, the increase in the overall balance of the unimpaired portion of the loan portfolio was the sole basis for the net increase of $2.4 million in the valuation allowances attributable to environmental loss factors  to $15.0 million at September 30, 2015 from $12.6 million at June 30, 2015.

The tables on the following pages present the historical and environmental loss factors, reported as a percentage of outstanding loan principal, that were the basis for computing the portion of the allowance for loan losses attributable to loans collectively evaluated for impairment at September 30, 2015 and June 30, 2015.

Allowance for Loan Losses Allocation of Loss Factors on Loans Collectively Evaluated for Impairment
at September 30, 2015
	Historical Loss Factors	Environmental Loss Factors(2)	Total
Residential mortgage loans
Originated	-%	0.27%	0.27%
Purchased	4.15	0.75	4.90
Acquired in merger (CJB) (3) (5)	(3.39)	0.39	-
Acquired in merger (Atlas) (4)	-	0.09	0.09

Home equity loans
Originated	-	0.33	0.33
Acquired in merger (CJB) (3)	0.24	0.39	0.63
Acquired in merger (Atlas) (4)	-	0.09	0.09

Home equity lines of credit
Originated	-	0.33	0.33
Acquired in merger (CJB) (3)	0.12	0.39	0.51

Construction loans
1-4 family
Originated	-	0.69	0.69
Acquired in merger (CJB) (3)	-	0.39	0.39
Multi-family
Originated	-	0.69	0.69
Acquired in merger (CJB) (3)	-	0.39	0.39
Nonresidential
Originated	-	0.69	0.69
Acquired in merger (CJB) (3)	-	0.39	0.39

Commercial mortgage loans
Multi-family
Originated	-	0.84	0.84
Acquired in merger (CJB) (3)	-	0.39	0.39
Acquired in merger (Atlas) (4)	-	0.09	0.09
Nonresidential
Originated	0.02	0.81	0.83
Acquired in merger (CJB) (3)	(0.03)	0.39	0.36
Acquired in merger (Atlas) (4)	-	0.09	0.09

Commercial business loans
Secured (1-4 family)
Originated	0.16	0.69	0.85
Acquired in merger (CJB) (3)	0.44	0.39	0.83
Secured (other)
Originated	0.13	0.69	0.82
Purchased	1.19	0.48	1.67
Acquired in merger (CJB) (3)	0.43	0.39	0.82
Unsecured
Originated	-	0.54	0.54
Acquired in merger (CJB) (3)	1.57	0.39	1.96

Allowance for Loan Losses Allocation of Loss Factors on Loans Collectively Evaluated for Impairment
at September 30, 2015 (continued)
	Historical Loss Factors	Environmental Loss Factors(2)	Total
SBA 7A
Originated	-%	0.84%	0.84%
Acquired in merger (CJB) (3)	13.43	0.57	14.00
SBA Express
Originated	-	0.84	0.84
Acquired in merger (CJB) (3)	36.65	0.57	37.22
SBA Line of credit
Originated	-	0.84	0.84
Acquired in merger (CJB) (3)	12.89	0.57	13.46

Other consumer loans (1)	-	-	-

________________________________

(1)

“Base” environmental loss factors on consumer loans range from 0.09%  to 0.39% while historical loss factors range from 0.00% to 11.01% based on loan type. Resulting balances in the allowance for loan losses are immaterial and therefore excluded from the presentation.

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
(5)

The Company’s ALLL calculation limits the effects of negative historical loss factors on the aggregate level of required ALLL to an amount that fully offsets, but does not exceed, the portion of the required ALLL attributable to environmental loss factors.  Consequently, the sum of historical and environmental loss factors cannot fall below 0.00%.

Allowance for Loan Losses Allocation of Loss Factors on Loans Collectively Evaluated for Impairment
at June 30, 2015
	Historical Loss Factors	Environmental Loss Factors(2)	Total
Residential mortgage loans
Originated	-%	0.27%	0.27%
Purchased	3.47	0.75	4.22
Acquired in merger (CJB) (3)	-	0.39	0.39
Acquired in merger (Atlas) (4)	-	0.09	0.09

Home equity loans
Originated	0.01	0.33	0.34
Acquired in merger (CJB) (3)	0.67	0.39	1.06
Acquired in merger (Atlas) (4)	-	0.09	0.09

Home equity lines of credit
Originated	-	0.33	0.33
Acquired in merger (CJB) (3)	-	0.39	0.39

Construction loans
1-4 family
Originated	-	0.69	0.69
Acquired in merger (CJB) (3)	-	0.39	0.39
Multi-family
Originated	-	0.69	0.69
Acquired in merger (CJB) (3)	-	0.39	0.39
Nonresidential
Originated	-	0.69	0.69
Acquired in merger (CJB) (3)	-	0.39	0.39

Commercial mortgage loans
Multi-family
Originated	-	0.84	0.84
Acquired in merger (CJB) (3)	-	0.39	0.39
Acquired in merger (Atlas) (4)	-	0.09	0.09
Nonresidential
Originated	0.02	0.81	0.83
Acquired in merger (CJB) (3)	-	0.39	0.39
Acquired in merger (Atlas) (4)	-	0.09	0.09

Commercial business loans
Secured (1-4 family)
Originated	0.16	0.69	0.85
Acquired in merger (CJB) (3)	-	0.39	0.39
Secured (other)
Originated	0.42	0.69	1.11
Purchased	1.19	0.48	1.67
Acquired in merger (CJB) (3)	0.50	0.39	0.89
Unsecured
Originated	-	0.54	0.54
Acquired in merger (CJB) (3)	1.10	0.39	1.49

Allowance for Loan Losses Allocation of Loss Factors on Loans Collectively Evaluated for Impairment
at June 30, 2015 (continued)
	Historical Loss Factors	Environmental Loss Factors(2)	Total
SBA 7A
Originated	-%	0.84%	0.84%
Acquired in merger (CJB) (3)	16.86	0.57	17.43
SBA Express
Originated	-	0.84	0.84
Acquired in merger (CJB) (3)	43.97	0.57	44.54
SBA Line of credit
Originated	-	0.84	0.84
Acquired in merger (CJB) (3)	15.94	0.57	16.51

Other consumer loans (1)	-	-	-

________________________________

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

Additional information about our allowance for loan losses at September 30, 2015 is presented in Note 10 to the unaudited consolidated financial statements.

Other Assets. The aggregate balance of other assets, including premises and equipment, FHLB stock, interest receivable, goodwill, bank owned life insurance, deferred income taxes and other miscellaneous assets, increased by $16.0 million to $395.2 million at September 30, 2015 from $379.2 million at June 30, 2015.

The increase in other assets included a $6.6 million increase in miscellaneous assets which was primarily attributable to $5.2 million in funds disbursed in advance of the upcoming servicing transfer of residential mortgage loans from BOA to the Bank, as described above, as well as a $2.2 million increase in FHLB stock resulting from an increase in short-term advances drawn during the quarter ended September 30, 2015.  The increase in other assets also reflected a $4.5 million increase in deferred income taxes arising primarily from changes in the fair value of the Company’s available for sale securities and derivatives portfolios coupled with an increase in the allowance for loan losses.

The noted increases in other assets included a $785,000 increase in the balance of real estate owned (“REO”) to $1.7 million, representing the carrying value of three properties at September 30, 2015, from $942,000, representing the carrying value of two properties at June 30, 2015.

The remaining increases and decreases in other assets during the three months ended September 30, 2015 generally comprised normal growth or operating fluctuations in their respective balances.

Deposits. Total deposits decreased by $1.8 million to $2.46 billion at September 30, 2015 from $2.47 billion at June 30, 2015.  The decrease in deposit balances reflected an $11.2 million decrease in interest-bearing deposits that was partially offset by a $9.4 million increase in non-interest-bearing checking accounts.  The net decrease in interest-bearing deposits comprised decreases in interest-bearing checking accounts and savings and club accounts totaling $13.7 million and $9.0 million, respectively. The noted decreases in interest-bearing deposits were partially offset by an $11.6 million increase in the balance of certificates of deposit.

The change in deposit balances for the period reflected changes in the balances of retail deposits as well as “non-retail” deposits acquired through various wholesale channels. The decrease in the balance of interest-bearing checking accounts included a $1.9 million decrease in the balance of brokered money market deposits acquired through Promontory’s IND program to $224.3 million, or 9.1% of total deposits at September 30, 2015, from $226.2 million, or 9.2% of total deposits at June 30, 2015. The terms of the IND program generally establish a reciprocal commitment for Promontory to deliver and for us to accept such deposits for a period of no less than five years during which time total aggregate balances shall be maintained within a range of $200.0 million to $230.0 million.

Such deposits are generally sourced by Promontory from large retail and institutional brokerage firms whose individual clients seek to have a portion of their investments held in interest-bearing accounts at FDIC-insured institutions.

In addition to the decrease attributable to fluctuating IND program deposits, the decline in interest-bearing checking accounts also reflected an $11.8 million decrease in retail account balances, which was due primarily to the transfer of aggregate account balances totaling approximately $9.8 million associated with a single customer relationship to depositor “sweep accounts” during the period.

We continued to utilize a deposit listing service through which we attract “non-brokered” wholesale time deposits targeting institutional investors with a three-to-five year investment horizon. We generally prohibit the withdrawal of our listing service deposits prior to maturity. The balance of our listing service time deposits remained stable at $89.9 million, or 3.6% of total deposits, at September 30, 2015 and June 30, 2015.

We also maintain a small portfolio of longer-term, brokered certificates of deposit that were originally acquired during fiscal 2014 whose balances decreased by approximately $38,000 to $18.3 million at September 30, 2015 from $18.4 million at June 30, 2015. In combination with Promontory IND money market deposits noted above, our brokered deposits totaled $242.6 million, or 9.8% of deposits at September 30, 2015 compared to $244.6 million, or 9.9% of total deposits at June 30, 2015.

Given the overall stability in the balances of wholesale time deposits, the $11.6 million increase in certificates of deposit noted earlier was largely attributable to an increase in retail time deposits.  The increase in retail time deposits largely reflected our efforts to attract new deposits as a funding source for loan growth through promotional pricing strategies while providing opportunities to cross-sell other core deposit products to newly acquired customers.

Borrowings. The balance of borrowings increased by $56.9 million to $628.4 million at September 30, 2015 from $571.5 million at June 30, 2015. The increase in borrowings partly reflected an additional short-term advance of $50.0 million drawn during the quarter ended September 30, 2015 whose cost had been effectively fixed over a five-year period based on a previously executed interest rate swap transaction whose terms became effective during the period.  At September 30, 2015, the wholesale funding associated with all of the Company’s outstanding interest rate derivatives has been fully drawn with such swaps and caps expected to serve as effective cash flow hedges over their remaining terms to maturity.

The increase in borrowings also reflected a $6.9 million increase in outstanding overnight “sweep account” balances linked to customer demand deposits.  As noted above, the increase in depositor “sweep account” balances partly reflected the addition of approximately $9.8 million in balances associated with a single customer relationship that were transferred from interest-bearing checking accounts during the quarter ended September 30, 2015

Other Liabilities. The balance of other liabilities, including advance payments by borrowers for taxes and other miscellaneous liabilities, increased by $13.4 million to $46.1 million at September 30, 2015 from $32.7 million at June 30, 2015. The increase in other liabilities was partly attributable to a decrease in the fair value of our interest rate derivatives of approximately $7.5 million coupled with a $5.0 million “due to broker” to reflect a funding obligation relating to commercial business loans purchased prior to September 30, 2015 for which the funding settled after that date.  The remaining variance generally represented normal operating fluctuations in the balances of other liabilities.

Stockholders’ Equity. Stockholders’ equity decreased by $3.8 million to $1.16 billion at September 30, 2015 from $1.17 billion at June 30, 2015.  The net decrease in stockholders’ equity reflected a $5.7 million increase in accumulated other comprehensive loss due primarily to changes in the fair value of the Company’s available for sale securities portfolio and outstanding derivatives.  This increase was partially offset by net income of $3.0 million, less $1.8 million in cash dividends paid to shareholders, coupled with a $487,000 reduction of unearned ESOP shares for plan shares earned during the quarter ended September 30, 2015.

Comparison of Operating Results for the Three Months Ended September 30, 2015 and September 30, 2014

General. Net income for the three months ended September 30, 2015 was $3.0 million or $0.03 per diluted share; an increase of $53,000 from $2.9 million or $0.03 per diluted share for the three months ended September 30, 2014. The increase in net income reflected increases in net interest income and non-interest income that were largely offset by increases in the provision for loan losses and non-interest expense.  These factors contributed to an overall increase in pre-tax net income and a corresponding increase in the provision for income taxes that also reflected a comparatively higher effective tax rate for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Net Interest Income. Net interest income for the three months ended September 30, 2015 was $22.4 million; an increase of $2.9 million from $19.5 million for the three months ended September 30, 2014. The increase in net interest income between the comparative periods resulted from an increase in interest income that was partially offset by an increase in interest expense. The increase in interest income was attributable to an increase in the average balance of interest-earning assets that was partially offset by a decrease in their average yield.   The increase in interest expense resulted from an increase in the average balance of interest-bearing liabilities coupled with a concurrent increase in their average cost.

As a result of these factors, our net interest rate spread decreased 27 basis points to 2.01% for the three months ended September 30, 2015 from 2.28% for the three months ended September 30, 2014. The decrease in the net interest rate spread reflected a decrease in the average yield on interest-earning assets of 17 basis points to 3.00% for three months ended September 30, 2015 from 3.17% for the three months ended September 30, 2014 while the average cost of interest-bearing liabilities increased 10 basis points to 0.99% from 0.89% for the same comparative periods. A discussion of the factors contributing to changes in the average yield and average cost of categories within interest-earning assets and interest-bearing liabilities, respectively, is presented in the separate discussion and analysis of interest income and interest expense below.

The factors resulting in the reported decrease in our net interest rate spread also affected our net interest margin, which decreased by 13 basis points to 2.28% for the three months ended September 30, 2015 from 2.41% for the three months ended September 30, 2014.

Interest Income. Total interest income increased $3.7 million to $29.4 million for the three months ended September 30, 2015 from $25.7 million for the three months ended September 30, 2014. As noted above, the increase in interest income partly reflected a $685.8 million increase in the average balance of interest-earning assets to $3.93 billion for the three months ended September 30, 2015 from $3.24 billion for the three months ended September 30, 2014.  For those same comparative periods, the yield on earning assets decreased 17 basis points to 3.00% from 3.17%.

Interest income from loans increased $3.6 million to $22.0 million for the three months ended September 30, 2015 from $18.4 million for the three months ended September 30, 2014. The increase in interest income on loans was attributable to a net increase in the average balance of loans that was partially offset by a decline in their average yield.

The average balance of loans increased by $468.2 million to $2.22 billion for the three months ended September 30, 2015 from $1.75 billion for the three months ended September 30, 2014. The reported increase in the average balance of loans primarily reflected an aggregate increase of $451.9 million in the average balance of commercial loans to $1.51 billion for the three months ended September 30, 2015 from $1.06 billion for the three months ended September 30, 2014. Our commercial loans generally comprise commercial mortgage loans, including multi-family and nonresidential mortgage loans, as well as secured and unsecured commercial business loans.

The increase in the average balance of commercial loans was augmented by a $15.6 million increase in the average balance of residential mortgage loans to $696.0 million for the three months ended September 30, 2015 from $680.4 million for the three months ended September 30, 2014. Our residential mortgages generally comprise one- to four-family first mortgage loans, home equity loans and home equity lines of credit.

The noted increases in the average balances of loans were partially offset by a $988,000 decrease in the average balance of construction loans, which declined to $6.0 million for the three months ended September 30, 2015 from $6.9 million for the three months ended September 30, 2014. For those same comparative periods, the average balance of other loans, comprising account loans, deposit account overdraft lines of credit and other consumer loans, decreased by $813,000 to $3.9 million from $4.7 million.

The effect on interest income attributable to the net increase in the average balance of loans was partially offset by the noted decrease in their average yield. The average yield on loans decreased by 24 basis points to 3.97% for the three months ended September 30, 2015 from 4.21% for the three months ended September 30, 2014. The reduction in the overall yield on our loan portfolio largely reflected the effect of the comparatively lower average yield on newly originated loans in relation to that of the portfolio of existing loans which has reduced the overall yield of the aggregate portfolio.  To a lesser extent, the decline in the average yield generally reflects the effects of low market interest rates that provide “rate reduction” refinancing incentive to existing borrowers while also contributing to the downward re-pricing of adjustable rate loans.

Interest income from mortgage-backed securities decreased by $262,000 to $4.5 million for the three months ended September 30, 2015 from $4.8 million for the three months ended September 30, 2014. The decrease in interest income reflected a decrease in the average yield of mortgage-backed securities that was partially offset by an increase in their average balance.

The average yield on mortgage-backed securities decreased by 29 basis points to 2.33% for the three months ended September 30, 2015 from 2.62% for the three months ended September 30, 2014. The reduction in the overall yield on mortgage-backed securities largely reflected the effect of the comparatively lower average yield on purchased securities in relation to that of the existing portfolio coupled with the continuing repayment of comparatively higher yielding securities within the portfolio.

For those same comparative periods, the average balance of mortgage-backed securities increased by $45.8 million to $775.8 million for the three months ended September 30, 2015 from $730.0 million for the three months ended September 30, 2014. The increase in the average balance of mortgage-backed securities largely reflected the level of aggregate security purchases outpacing principal repayments and security sales between comparative periods.

Interest income from debt securities increased by $210,000 to $2.4 million for the three months ended September 30, 2015 from $2.2 million for the three months ended September 30, 2014. The increase in interest income reflected an increase in the average balance of debt securities augmented by an increase in their average yield. The average balance of debt securities increased $19.6 million to $647.7 million for the three months ended September 30, 2015 from $628.1 million for the three months ended September 30, 2014. For those same comparative periods, the average yield on debt securities increased nine basis points to 1.50% from 1.41%.

The increase in the average balance of debt securities was partly attributable to a $10.0 million increase in the average balance of taxable securities to $538.7 million for the three months ended September 30, 2015 from $528.7 million for the three months ended September 30, 2014. For those same comparative periods, the average balance of tax-exempt securities increased by $9.6 million to $109.0 million from $99.4 million.

The increase in the average yield on debt securities reflected a 10 basis point increase in the yield on taxable securities to 1.41% during the three months ended September 30, 2015 from 1.31% during the three months ended September 30, 2014. For those same comparative periods, the yield on tax-exempt securities increased one basis point to 1.96% from 1.95%.

Interest income from other interest-earning assets increased by $142,000 to $439,000 for the three months ended September 30, 2015 from $297,000 for the three months ended September 30, 2014 reflecting an increase in the average balance that was partially offset by a decrease in the average yield. The average balance of other interest-earning assets increased by $152.1 million to $283.2 million for the three months ended September 30, 2015 from $131.1 million for the three months ended September 30, 2014. For those same comparative periods, the average yield on other interest-earning assets decreased by 29 basis points to 0.62% for the three months ended September 30, 2015 from 0.91% for the three months ended September 30, 2014.

The increase in the average balance of other interest-earning assets and the decline in their average yield primarily reflected the effects of the temporary increase in the average balance of comparatively lower yielding cash equivalents during the quarter ended September 30, 2015.  Such excess liquidity arose from the proceeds raised in conjunction with the completion of the Company’s second-step conversion and stock offering prior to their deployment into higher yielding assets.

Interest Expense. Total interest expense increased by $886,000 to $7.1 million for the three months ended September 30, 2015 from $6.2 million for the three months ended September 30, 2014. As noted earlier, the increase in interest expense resulted from an increase in the average balance of interest-bearing liabilities coupled with an increase in their average cost. The average balance of interest-bearing liabilities increased by $78.4 million to $2.85 billion for the three months ended September 30, 2015 from $2.77 billion for the three months ended September 30, 2014. For those same comparative periods, the average cost of interest-bearing liabilities increased 10 basis points to 0.99% from 0.89%.

Interest expense attributed to deposits increased by $226,000 to $4.1 million for the three months ended September 30, 2015 from $3.8 million for the three months ended September 30, 2014. The increase in interest expense was attributable to an increase in the average cost of interest-bearing deposits that was partially offset by a decrease in their average balance.

The average cost of interest-bearing deposits increased by five basis points to 0.73% for the three months ended September 30, 2015 from 0.68% for the three months ended September 30, 2014. The net increase in the average cost reflected an increase in the average cost of certificates of deposit which increased 10 basis points to 1.15% for the three months ended September 30, 2015 from 1.05% for the three months ended September 30, 2014. For those same comparative periods, the average cost of interest-bearing checking accounts increased three basis points to 0.56% from 0.53% while the average cost of savings and club accounts increased one basis point to 0.17% from 0.16%.

The average balance of interest-bearing deposits decreased by $16.7 million to $2.24 billion for the three months ended September 30, 2015 from $2.25 billion for the three months ended September 30, 2014. The net decrease in the average balance reflected a decrease in the average balance of certificates of deposit that was partially offset by an increase in the average balances of interest-bearing checking accounts and savings and club accounts.  For the comparative periods noted, the average balance of certificates of deposit decreased by $34.5 million to $991.5 million from $1.03 billion.  For the same comparative periods, the average balance of interest-bearing checking accounts increased by $13.3 million to $725.2 million from $711.9 million while the average balance of savings and club accounts increased by $4.6 million to $519.9 million from $515.3 million.

The net decrease in the average balance of interest-bearing deposits partly reflected the effects of $34.5 million in customer withdrawals during the prior quarter ended June 30, 2015 to fund purchases of the Company’s common stock in conjunction with the Company’s second step conversion and stock offering.

Interest expense attributed to borrowings increased by $660,000 to $3.0 million for the three months ended September 30, 2015 from $2.3 million for the three months ended September 30, 2014. The increase in interest expense on borrowings reflected an increase in their average balance coupled with an increase in their average cost. The average balance of borrowings increased by $95.1 million to $608.6 million for the three months ended September 30, 2015 from $513.4 million for the three months ended September 30, 2014. For those same comparative periods, the average cost of borrowings increased by 15 basis points to 1.96% from 1.81%.

The increase in the average balance of borrowings largely reflected an $88.0 million increase in the average balance of FHLB advances which increased to $571.8 million for the three months ended September 30, 2015 from $483.8 million for the three months ended September 30, 2014. For those same comparative periods, the average cost of FHLB advances increased 17 basis points to 2.06% from 1.89%. The noted increase in the average balance of FHLB advances was augmented by a $7.1 million increase in the average balance of other borrowings, comprised primarily of depositor sweep accounts, to $36.7 million from $29.6 million. The average cost of sweep accounts increased by one basis point to 0.51% from 0.50% between the same comparative periods.

Provision for Loan Losses. The provision for loan losses increased by $1.8 million to $2.6 million for the three months ended September 30, 2015 from $858,000 for the three months ended September 30, 2014.  The increase was primarily attributable to a larger provision on non-impaired loans evaluated collectively for impairment due to comparatively higher growth in such loans between periods.  The net increase in provision expense attributable to non-impaired loans also reflected quarterly updates to historical loss factors arising from net charge off activity for the quarter ended September 30, 2015.

The net increase in provision expense attributable to non-impaired loans was partially offset by a decrease in specific losses recognized on nonperforming loans individually reviewed for impairment.  This decrease in specific losses was augmented by an increase in recoveries of prior charge offs attributable to such loans between comparative periods.

Additional information regarding the allowance for loan losses and the associated provisions recognized during the three months ended September 30, 2015 is presented in Note 10 to the unaudited consolidated financial statements as well as the Comparison of Financial Condition at September 30, 2015 and June 30, 2015 presented earlier.

Non-Interest Income. Non-interest income, excluding security sale gains and losses on the sale and write-down of real estate owned, increased by $762,000 to $2.5 million for the three month period ended September 30, 2015 from $1.7 million for the three months ended September 30, 2014.  The increase was largely attributable to a $738,000 increase in income from bank-owned life insurance that was primarily attributable to an increase in the average balance of the underlying cash surrender value of the associated policies which provides the basis for the income earned on such policies.  The increase in the average balance of bank owned life insurance reflected the Company’s purchase of an additional $80.0 million in such policies during the prior quarter ended June 30, 2015.  The increase in non-interest income also reflected gains on sale of SBA loans of $72,000 for the three months ended September 30, 2015 compared to no such gains during the three months ended September 30, 2014.

The noted increases in non-interest income were partially offset by less noteworthy decreases in loan-related fees and service charges and other miscellaneous income.

Non-Interest Expenses. Non-interest expense increased $1.6 million to $18.4 million for the three months ended September 30, 2015 from $16.8 million for the three months ended September 30, 2014. The net increase in non-interest expense partly reflected increases in salary and employee benefit expense, premises occupancy expense, advertising and marketing expense, and miscellaneous expense.  Less noteworthy variances in other categories of non-interest expense such equipment and system expense, deposit insurance expense and director compensation expense reflected normal growth or operating fluctuations within those categories.

Salaries and employee benefits expense increased by $549,000 to $10.6 million for the three months ended September 30, 2015 from $10.1 million for the three months ended September 30, 2014.  The increase largely reflected the effects of annual increases in non-executive wages and salaries for fiscal 2016 and the cost of staffing additions within the lending and business development functions coupled with less noteworthy increases in employee incentive compensation and commissions expenses.  The increase in employee-compensation related expenses also reflected an increase in employee benefits expenses primarily reflecting an increase in the cost of employee health insurance benefits.

Premises occupancy expense increased by $267,000 to $1.9 million for the three months ended September 30, 2015 from $1.6 million for the three months ended September 30, 2014.  The net increase in premises occupancy expense partly reflected an increase in property taxes that was largely attributable to the recognition of property tax refunds during the earlier comparative period resulting from successful tax appeals initiated by the Company during that period.  To a lesser extent, the increase in property taxes also reflected increases in assessments on other properties owned or leased by the Company.  The increase in premises occupancy expense also reflected an increase in facility repairs and maintenance expenses attributable to a variety of non-capitalized improvements to a variety of branch facilities.

Advertising and marketing expense increased by $280,000 to $428,000 for the three months ended September 30, 2015 from $148,000 for the three months ended September 30, 2014.  The increase largely reflected increases in advertising expenses across a variety of advertising formats including outdoor, print and electronic media in support of the Company’s loan and deposit growth initiatives.  Additionally, the level of advertising and marketing expenditures during the earlier comparative period reflected lower levels of such expenses in anticipation of the corporate name change and re-branding initiatives that commenced later in fiscal 2015.

Miscellaneous expense increased by $408,000 from $2.6 million for the three months ended September 30, 2015 from $2.2 million for the three months ended September 30, 2014.  The increase in miscellaneous expense partly reflected an increase in loan underwriting and servicing expenses arising from growth in loans originated, purchased and serviced by others during the period.  The variance in miscellaneous expense also reflected an increase in legal expense that was largely attributable to an increase in loan-related legal fees including those associated with new loan purchases, collections and foreclosure efforts on existing, nonperforming loans as well as the transfer of servicing from BOA to the Bank noted earlier.  To a lesser extent, the increase in legal expense also reflected an increase in fees associated with general corporate legal matters.  Additionally, the increase in miscellaneous expense reflected an increase in insurance expense arising from expanded coverage across several corporate policies as well as an increase in workers compensation expense.

Other professional services included in miscellaneous expense during the three months ended September 30, 2015 included a portion of the costs of engaging a third-party consulting firm to thoroughly review and analyze the Company’s current operating practices, policies and procedures and the effectiveness with which its supporting infrastructure, including human resources and systems, are organized, deployed and utilized.  The first phase of the consulting engagement is expected to be completed during the first two quarters of fiscal 2016.

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

Provision for Income Taxes. The provision for income taxes increased by $297,000 to $850,000 for the three months ended September 30, 2015 from $553,000 for the three months ended September 30, 2014.  The increase partly reflected a $416,000 reduction in income tax expense during the three months ended September 30, 2014 attributable to the exercise of stock options during that earlier period.  The remaining variance in income tax expense between comparative periods primarily reflected the underlying differences in the level of the taxable portion of pre-tax income between comparative periods.

Our effective tax rate during the three months ended September 30, 2015 was 22.2% which, in relation to statutory income tax rates, reflected the effects of recurring sources of tax-favored income included in pre-tax income. By comparison, our effective tax rate for the three months ended September 30, 2014 was 15.9% which reflected the effects of the recurring sources of tax-favored income as well as the noted effects of the stock options during that earlier period.

Liquidity and Capital Resources

Our liquidity, represented by cash and cash equivalents, is a product of our operating, investing and financing activities. Our primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of mortgage-backed securities and outstanding loans, maturities and calls of debt securities and funds provided from operations. In addition to cash and cash equivalents, we invest excess funds in short-term interest-earning assets such as overnight deposits or U.S. agency securities, which provide liquidity to meet lending requirements. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing securities and short-term investments are relatively predictable sources of funds, general interest rates, economic conditions and competition greatly influence deposit flows and prepayments on loans and mortgage-backed securities.

The Bank is required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure a safe operation. Toward that end, we generally maintain cash and cash equivalents whose balances decreased by $237.5 million to $102.6 million at September 30, 2015 from $340.1 million at June 30, 2015.  The decrease in cash and cash equivalents reflected the deployment of the excess liquidity previously held at June 30, 2015.  Such funds represented a portion of the new capital proceeds raised through the Company’s second-step conversion and stock offering that were temporarily held in cash equivalents at June 30, 2015 and subsequently deployed into the loan portfolio during the first quarter of fiscal 2016.

Investments that formally qualify as liquid assets are supplemented by our portfolio of securities classified as available for sale whose balances at September 30, 2015 included $329.3 million of mortgage-backed securities and $416.5 million of debt securities that can readily be sold if necessary.

At September 30, 2015, the Company had outstanding commitments to originate and purchase loans totaling approximately $112.7 million compared to $67.2 million at June 30, 2015. Construction loans in process and unused lines of credit were $468,000 and $56.7 million, respectively, at September 30, 2015 compared to $775,000 and $58.2 million, respectively, at June 30, 2015. The Company is also subject to the contingent liabilities resulting from letters of credit whose outstanding balances totaled $159,000 at September 30, 2015 and June 30, 2015.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

As noted earlier, for the three months ended September 30, 2015, the balance of total deposits decreased by $1.8 million to $2.46 billion.  The net decrease in deposits reflected a net decrease in interest-bearing deposits totaling $11.2 million that was partially offset by an increase in non-interest-bearing checking accounts totaling $9.4 million.  The net decrease in interest-bearing deposits reflected a decrease in interest-bearing checking accounts and savings and club accounts of $13.7 million and $9.0 million, respectively, which was partially offset by an increase in certificates of deposit totaling $11.5 million.  The balance of certificates of deposit with maturities within one year decreased to $501.2 million at September 30, 2015 compared to $526.5 million at June 30, 2015 with such balances representing 49.5 % and 52.6% of total certificates of deposit at the close of each period, respectively.

Advances from the FHLB of New York are available to supplement the Company’s liquidity position and, to the extent that maturing deposits do not remain with the Company, management may replace such funds with advances. As of September 30, 2015, the Company’s outstanding balance of FHLB advances, excluding fair value adjustments, totaled $586.4 million. Of these advances, $145.0 million represent long-term, fixed-rate advances maturing in 2023 that have terms enabling the FHLB to call the borrowing at their option prior to maturity. The remaining balance of long-term, fixed rate advances totaled $15.7 million representing four separate advances maturing during the fiscal years 2016, 2017 and 2018. Short-term FHLB advances at September 30, 2015 included $425.0 million of fixed-rate borrowings which have been effectively converted to longer duration funding sources through the use of interest rate derivatives.  The remaining $647,000 of advances represents one fixed-rate, amortizing advance maturing in 2021.

The Company has the capacity to borrow additional funds from the FHLB, through a line of credit or by taking additional short-term or long-term advances. Such borrowings are an option available to management if funding needs change or to lengthen the duration of liabilities. Most of the Bank’s mortgage-backed and debt securities are held in safekeeping at the FHLB of New York with a majority being available as collateral if necessary. In addition to the FHLB advances, the Bank has other borrowings totaling $42.0 million at September 30, 2015 representing overnight “sweep account” balances linked to customer demand deposits.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of September 30, 2015, the Company and Bank exceeded all capital requirements of federal banking regulators.

The following table sets forth the Bank’s capital position at September 30, 2015 and June 30, 2015, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At September 30, 2015
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$700,238	26.97%	$207,693	8.00%	$259,616	10.00%
Tier 1 capital (to risk-weighted assets)	682,548	26.29%	155,770	6.00%	207,693	8.00%
Common equity tier 1 capital (to risk-weighted assets)	682,548	26.29%	116,827	4.50%	168,751	6.50%
Tier 1 capital (to adjusted total assets)	682,548	16.40%	166,478	4.00%	208,098	5.00%

	At June 30, 2015
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$695,002	30.42%	$182,764	8.00%	$228,455	10.00%
Tier 1 capital (to risk-weighted assets)	679,396	29.74%	137,073	6.00%	182,764	8.00%
Common equity tier 1 capital (to risk-weighted assets)	679,396	29.74%	102,805	4.50%	148,496	6.50%
Tier 1 capital (to adjusted total assets)	679,396	16.47%	165,045	4.00%	206,306	5.00%

The following table sets forth the Company’s capital position at September 30, 2015 and June 30, 2015, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At September 30, 2015
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$1,081,657	41.65%	$207,751	8.00%
Tier 1 capital (to risk-weighted assets)	1,063,967	40.97%	155,813	6.00%
Common equity tier 1 capital (to risk-weighted assets)	1,063,967	40.97%	116,860	4.50%
Tier 1 capital (to adjusted total assets)	1,063,967	25.55%	166,579	4.00%

	At June 30, 2015
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$1,077,938	47.16%	$182,857	8.00%
Tier 1 capital (to risk-weighted assets)	1,062,332	46.48%	137,143	6.00%
Common equity tier 1 capital (to risk-weighted assets)	1,062,332	46.48%	102,857	4.50%
Tier 1 capital (to adjusted total assets)	1,062,332	25.82%	164,587	4.00%

In July 2013, the OCC and the other federal bank regulatory agencies issued a final rule to revise the risk-based and leverage capital requirements and the method for calculating risk-weighted assets, to make them consistent with the agreements that were reached by the international Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  The final rule applies to all depository institutions, top-tier bank holding companies and top-tier savings and loan holding companies with total consolidated assets of $1.0 billion or more (“banking organizations”).  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), sets the minimum leverage ratio for all banking organizations at a uniform 4% of total assets, increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt out is exercised which the Company and the Bank intend to exercise.  The final rule limits a banking organization’s dividends, stock repurchases and other capital distributions, and certain discretionary bonus payments to executive officers, if the bank organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above regulatory minimum risk-based requirements.  The final rule became effective for us on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving Kearny Bank’s facilities. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase securities or mortgage-backed securities and commitments to extend credit to meet the financing needs of our customers. At September 30, 2015, we had no significant off-balance sheet commitments to purchase securities or for capital expenditures.

Recent Accounting Pronouncements

For a discussion of the expected impact of recently issued accounting pronouncements that have yet to be adopted by the Company, please refer to Note 6 to the unaudited consolidated financial statements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

With respect to the maturity and re-pricing of our interest-bearing liabilities, at September 30, 2015, $501.2 million or 49.5% of our certificates of deposit mature within one year with an additional $214.9 million or 21.2% maturing after one year but within two years. The remaining $297.1 million or 29.3 % of certificates, at September 30, 2015 have remaining terms to maturity exceeding two years. Based on our current term deposit offering rates, the aggregate balance of certificates maturing over the next 12 months are projected to re-price to a level at or below their current rates to the extent they remain with us at maturity and are renewed at the same original term to maturity.

Excluding fair value adjustments, the balance of FHLB advances totaled $586.4 million at September 30, 2015 and comprised both short-term and long-term advances with fixed rates of interest. Short-term FHLB advances generally have original maturities of less than one year and may include overnight borrowings which Kearny Bank typically utilizes to address short term funding needs as they arise. At September 30, 2015, Kearny Bank had a total of $425.0 million of short-term FHLB advances which represented 90-day FHLB term advances that are generally forecasted to be periodically redrawn at maturity for the same 90 day term as the original advance. Based on this presumption, Kearny Bank has utilized interest rate swaps to effectively extend the duration of each of these advances at the time they were drawn to effectively fix their cost for a period of five years.

Long-term advances generally include advances with original maturities of greater than one year. At September 30, 2015, our outstanding balance of long-term FHLB advances totaled $161.4 million. Such advances included $145.0 million of fixed-rate, callable term advances and $15.7 million of fixed-rate, non-callable term advances as well as a $647,000 fixed-rate amortizing advance.

With respect to the maturity and re-pricing of our interest-earning assets, at September 30, 2015, $43.9 million, or 1.8 % of our total loans will reach their contractual maturity dates within one year with the remaining $2.37 billion, or 98.2 % of total loans having remaining terms to contractual maturity in excess of one year. Of loans maturing after one year, $1.42 billion had fixed rates of interest while the remaining $952.1 million had adjustable rates of interest, with such loans representing 58.8 % and 39.4% of total loans, respectively.

At September 30, 2015, $27.3 million or 1.9 % of our securities will reach their contractual maturity dates within one year with the remaining $1.38 billion, or 98.1 % of total securities, having remaining terms to contractual maturity in excess of one year. Of the latter category, $1.01 billion comprising 72.1 % of our total securities had fixed rates of interest while the remaining $364.8 million comprising 26.0 % of our total securities had adjustable or floating rates of interest.

At September 30, 2015, mortgage-related assets, including mortgage loans and mortgage-backed securities, totaled $3.06 billion and comprise 77.8% of total earning assets. In addition to remaining term to maturity and interest rate type as discussed above, other factors contribute significantly to the level of interest rate risk associated with mortgage-related assets. In particular, the scheduled amortization of principal and the borrower’s option to prepay any or all of a mortgage loan’s principal balance, where applicable, have a significant effect on the average lives of such assets and, therefore, the interest rate risk associated with them. In general, the prepayment rate on lower yielding assets tends to slow as interest rates rise due to the reduced financial incentive for borrowers to refinance their loans. By contrast, the prepayment rate of higher yielding assets tends to accelerate as interest rates decline due to the increased financial incentive for borrowers to prepay or refinance their loans to comparatively lower interest rates. These characteristics tend to diminish the benefits of falling interest rates to liability sensitive institutions while exacerbating the adverse impact of rising interest rates.

We generally retained our liability sensitivity during the first three months of fiscal 2016 while the degree of that sensitivity, as measured internally by the institution’s one-year and three-year gap percentages increased during the period. Specifically, our cumulative one-year gap percentage changed to (10.74)% at September 30, 2015 from (5.51)% at June 30, 2015 while our cumulative three-year gap percentage changed to (4.35)% from (0.15)% over those same comparative periods.  Our one-year and three-year gap measures do not currently reflect the effect of our interest rate derivatives and the effective extension of liability duration arising from their use as cash flow hedges.  The increase in the gap percentages between periods partly reflected the effects of a decrease in short-term liquid assets attributable to the deployment of the excess liquidity that was temporarily held in cash and cash equivalents at June 30, 2015.  Such funds represented a portion of the new capital proceeds raised through the Company’s second-step conversion and stock offering that were subsequently deployed into the loan portfolio during the first quarter of fiscal 2016.

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

Notwithstanding these efforts, the risk of further net interest rate spread and margin compression is significant as the yield on our interest-earning assets continues to reflect the impact of the greater declines in longer term market interest rates in recent years compared to the lesser concurrent reductions in shorter term market interest rates that affect the cost of our interest-bearing liabilities. In particular, our ability to further reduce the cost of our interest-bearing deposits is increasingly limited since most deposit offering rates are already well below 1.00% at September 30, 2015. Moreover, our liability sensitivity may adversely affect net income in the future when market interest rates ultimately increase from their historical lows and our cost of interest-bearing liabilities may rise faster than our yield on interest-earning assets.

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

Quantitative Analysis. The quantitative analysis regularly conducted by management measures interest rate risk from both a capital and earnings perspective. With regard to capital, our internal interest rate risk analysis calculates the sensitivity of our Economic Value of Equity (“EVE”) ratio to movements in interest rates. EVE represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities adjusted for the value of off-balance sheet contracts. The EVE ratio represents the dollar amount of our EVE divided by the present value of our total assets for a given interest rate scenario. In essence, EVE attempts to quantify our economic value using a discounted cash flow methodology while the EVE ratio reflects that value as a form of capital ratio. The degree to which the EVE ratio changes for any hypothetical interest rate scenario from its “base case” measurement is a reflection of an institution’s sensitivity to interest rate risk.

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

As illustrated in the tables below, our EVE would be negatively impacted by an increase in interest rates. This result is expected given our liability sensitivity noted earlier. Specifically, based upon the comparatively shorter maturity and/or re-pricing characteristics of our interest-bearing liabilities compared with that of our interest-earning assets, an upward movement in interest rates would have a disproportionately adverse impact on the present value of our assets compared to the beneficial impact arising from the reduced present value of our liabilities. Hence, our EVE and EVE ratio decline in the increasing interest rate scenarios. Historically low interest rates at September 30, 2015 and June 30, 2015 precluded the modeling of certain scenarios as parallel downward shifts in the yield curve of 100 basis points or more would result in negative interest rates for many points along that curve.

The following tables present the results of our internal EVE analysis as of September 30, 2015 and June 30, 2015, respectively.

	At September 30, 2015
	Economic Value of Equity ("EVE")			EVE as a % of Present Value of Assets
Change in Interest Rates (1)	$ Amount of EVE	$ Change in EVE	% Change in EVE	EVE Ratio	Change in EVE Ratio
	(Dollars in Thousands)
+300 bps	872,426	(203,628)	(19)%	22.66%	(298)	bps
+200 bps	947,423	(128,631)	(12)%	23.88%	(176)	bps
+100 bps	1,018,976	(57,078)	(5)%	24.94%	(70)	bps
0 bps	1,076,054	-	-	25.64%	-

	At June 30, 2015
	Economic Value of Equity ("EVE")			EVE as a % of Present Value of Assets
Change in Interest Rates (1)	$ Amount of EVE	$ Change in EVE	% Change in EVE	EVE Ratio	Change in EVE Ratio
	(Dollars in Thousands)
+300 bps	913,154	(176,828)	(16)%	23.98%	(244)	bps
+200 bps	977,112	(112,870)	(10)%	24.96%	(146)	bps
+100 bps	1,039,242	(50,740)	(5)%	25.84%	(58)	bps
0 bps	1,089,982	-	-	26.42%	-

__________________________________

(1)	The (100) bps, (200) bps and (300) bps scenarios are not shown due to the low prevailing interest rate environment.

As seen in the table above, the dollar amount of EVE and the EVE ratio have declined between comparative periods across all scenarios modeled while the sensitivity of those measures to movements in interest rates between comparative periods increased.  The changes to these risk measurements between comparative periods primarily reflected the deployment of the excess liquidity held at June 30, 2015, as discussed earlier.  As modeled in our EVE-based analysis, short-term liquid assets are generally expected to retain their market value throughout all rate change scenarios.  The excess balances of such funds held at June 30, 2015 temporarily reduced the overall sensitivity of earning assets and EVE to movements in interest rates as measured on that date.

There are numerous internal and external factors that may contribute to changes in an institution’s EVE ratio and its sensitivity. Internally, changes in the composition and allocation of an institution’s balance sheet and the interest rate risk characteristics of its components can significantly alter the exposure to interest rate risk as quantified by the changes in the EVE sensitivity measures. Toward that end, the reported increase in EVE sensitivity also reflect the aggregate effects of the various balance sheet management strategies we have undertaken to deploy capital through profitable growth and diversification strategies while managing our exposure to interest rate risk.  Changes to certain external factors, most notably changes in the level of market interest rates and overall shape of the yield curve, can also alter the projected cash flows of the institution’s interest-earning assets and interest-costing liabilities and the associated present values thereof. Changes in internal and external factors from period to period can complement one another’s effects to reduce overall sensitivity, partly or wholly offset one another’s effects, or exacerbate one another’s adverse effects and thereby increase the institution’s exposure to interest rate risk as quantified by EVE sensitivity measures.

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

As illustrated in the tables below, at June 30, 2015, our net interest income (“NII”) would have been positively impacted by a parallel upward shift in the yield curve.  The “asset sensitivity” as measured from an NII perspective at June 30, 2015 reflected the effect of the temporary increase in short-term liquid assets that were held at that time.  In general, the forecasted interest income generated by these additional liquid assets would immediately and fully reflect any corresponding changes in market interest rates.

During the first quarter of fiscal 2016, the excess liquidity previously held in cash equivalents was redeployed into the loan portfolio which had the effect of increasing the forecasted level of interest income across all rate scenarios modeled while significantly decreasing the level of NII-based asset sensitivity at September 30, 2015 compared to that reported at June 30, 2015,  As indicated in the tables below, our NII would no longer be significantly impacted, positively or negatively, by a parallel upward shift in the yield curve at September 30, 2015.   The changes in the sensitivity of net interest income to movements in interest rates also reflect the aggregate impact of the various balance sheet management strategies we have undertaken to deploy capital through profitable growth and diversification strategies while also reflecting the effects of changes in the level of market interest rates and overall shape of the yield curve.

To some degree, these findings contrast with those of the EVE analysis discussed above which indicates that the institution was generally liability sensitive at both June 30, 2015 and September 30, 2015.  To a large extent, the level and direction of risk exposure assessed by the NII-based and EVE-based methodologies may differ based on the comparative terms over which risk exposure is measured by those methodologies.  As noted earlier, EVE-based analysis generally takes a longer-term view of interest rate risk by measuring changes in the present value of cash flows of interest-earning assets and interest-bearing liabilities over their expected lives.  By contrast, the NII-based analysis presented below takes a comparatively shorter-term view of interest rate risk by measuring the forecasted changes in the net interest income generated by those interest-earning assets and interest-bearing liabilities over a one-year period.

			At September 30, 2015
			Net Interest Income ("NII")
Change in Interest Rates (1)	Balance Sheet Composition	Measurement Period	$ Amount of NII	$ Change in NII	% Change in NII
			(Dollars In Thousands)
+300 bps	Static	One Year	$93,136	$773	0.84%
+200 bps	Static	One Year	92,857	494	0.53
+100 bps	Static	One Year	92,311	(52)	(0.06)
0 bps	Static	One Year	92,363	-	-

			At June 30, 2015
			Net Interest Income ("NII")
Change in Interest Rates (1)	Balance Sheet Composition	Measurement Period	$ Amount of NII	$ Change in NII	% Change in NII
			(Dollars In Thousands)
+300 bps	Static	One Year	$93,543	$8,524	10.03%
+200 bps	Static	One Year	90,586	5,567	6.55
+100 bps	Static	One Year	87,420	2,401	2.82
0 bps	Static	One Year	85,019	-	-

__________________________________

(1)	The (100) bps, (200) bps and (300) bps scenarios are not shown due to the low prevailing interest rate environment.

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

ITEM 4.

CONTROLS AND PROCEDURES

As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2015, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	Legal Proceedings

At September 30, 2015, neither the Company nor the Bank were involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

ITEM 1A.	Risk Factors

Management of the Company does not believe there have been any material changes with regard to the Risk Factors previously disclosed under Item 1A of the Company’s Form 10-K for the year ended June 30, 2015 previously filed with the Securities and Exchange Commission.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The following table reports information regarding repurchases of the Company’s common stock during the quarter ended September 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2015	-	$-	-	-
August 1-31, 2015	-	$-	-	-
September 1-30, 2015	-	$-	-	-

Total	-	$-	-	-

____________________

(1)

On December 2, 2013, the Company announced the authorization of an eighth repurchase program for up to 1,052,748 shares or 5% of shares outstanding.   The plan was discontinued in conjunction with the closing of the Company’s second step conversion and stock offering on May 18, 2015.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

The following Exhibits are filed as part of this report:

3.1	Articles of Incorporation of Kearny Financial Corp. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-198602), originally filed on September 5, 2014)
3.2	Bylaws of Kearny Financial Corp. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-198602), originally filed on September 5, 2014)
4

Form of Common Stock Certificate of Kearny Financial Corp. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-198602), originally filed on September 5, 2014)

10.1

Amended and Restated Employment Agreement between Kearny Bank and Craig Montanaro dated May 18, 2015 (Incorporated by reference to Exhibit 10.1 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015) †

10.2

Amended and Restated Employment Agreement between Kearny Financial Corp. and Craig Montanaro dated May 18, 2015 (Incorporated by reference to Exhibit 10.2 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.3

Employment Agreement between Kearny Bank and William C. Ledgerwood dated May 18, 2015 (Incorporated by reference to Exhibit 10.3 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.4

Employment Agreement between Kearny Bank and Patrick M. Joyce dated May 18, 2015 (Incorporated by reference to Exhibit 10.4 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.5

Employment Agreement between Kearny Bank and Eric B. Heyer dated May 18, 2015 (Incorporated by reference to Exhibit 10.5 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.6

Employment Agreement between Kearny Bank and Erika K. Parisi dated May 18, 2015 (Incorporated by reference to Exhibit 10.6 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.7

Form of Two Year Change in Control Agreement between Kearny Bank and Certain Officers (Incorporated by reference to Exhibit 10.7 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.8

Directors Consultation and Retirement Plan as Amended and Restated (Incorporated by reference to Exhibit 10.8 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.9

Amended and Restated Benefit Equalization Plan for Pension Plan (Incorporated by reference to Exhibit 10.9 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.10

Amended and Restated Benefits Equalization Plan Related to the Employee Stock Ownership Plan (Incorporated by reference to Exhibit 10.10 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.11

Kearny Financial Corp. 2005 Stock Compensation and Incentive Plan (Incorporated by reference to Exhibit 4.1 to Kearny Financial Corp.’s Registration Statement on Form S-8 (File No. 333-130204), originally filed on December 8, 2005) †

10.12

Amendment Number One to 2005 Stock Compensation and Incentive Plan (Incorporated by reference to Exhibit 10.12 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.13

Kearny Bank Director Life Insurance Agreement (Incorporated by reference to Exhibit 10.1 to Kearny Financial Corp.’s Current Report on Form 8-K (File No. 000-51093), originally filed on August 18, 2005) †

10.14

Form of Amendment to Kearny Bank Director Life Insurance Agreement (Incorporated by reference to Exhibit 10.14 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.15

Kearny Bank Executive Life Insurance Agreement (Incorporated by reference to Exhibit 10.2 to Kearny Financial Corp.’s Current Report on Form 8-K (File No. 000-51093), originally filed on August 18, 2005) †

10.16

Form of Amendment to Kearny Bank Executive Life Insurance Agreement (Incorporated by reference to Exhibit 10.16 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.17

Kearny Bank Officer Change in Control Severance Pay Plan (Incorporated by reference to Exhibit 10.17 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015) †

10.18

Kearny Bank Senior Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to Kearny Financial Corp.’s Current Report on Form 8-K (File No. 000-51093), originally filed on September 2, 2014) †

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________________________

† Management contract or compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEARNY FINANCIAL CORP.

Date: November 9, 2015	By:	/s/ Craig L. Montanaro
Craig L. Montanaro
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

Date: November 9, 2015	By:	/s/ Eric B. Heyer
Eric B. Heyer
Executive Vice President and
Chief Financial Officer
(Principal financial and accounting officer)