Form 10-Q
period 2015-12-31
Kearny Financial Corp.
filed 2016-02-09
CIK 1617242

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: February 5, 2016.

$0.01 par value common stock — 93,528,092 shares outstanding

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Share and Per Share Data)

	December 31, 2015	June 30, 2015
	(Unaudited)
Assets
Cash and amounts due from depository institutions	$21,440	$15,529
Interest-bearing deposits in other banks	91,424	324,607
Cash and cash equivalents	112,864	340,136
Debt securities available for sale (amortized cost $422,558 and $422,903)	413,495	420,660
Mortgage-backed securities available for sale (amortized cost $306,892 and $344,523)	307,937	346,619
Securities available for sale	721,432	767,279
Debt securities held to maturity (fair value $167,657 and $218,366)	167,326	219,862
Mortgage-backed securities held to maturity (fair value $431,404 and $445,501)	431,065	443,479
Securities held to maturity	598,391	663,341
Loans receivable, including unamortized yield adjustments of $2,728 and $316	2,601,750	2,102,864
Less allowance for loan losses	(20,514)	(15,606)
Net loans receivable	2,581,236	2,087,258
Premises and equipment	39,156	39,180
Federal Home Loan Bank of New York ("FHLB") stock	29,671	27,468
Accrued interest receivable	10,929	9,873
Goodwill	108,591	108,591
Bank owned life insurance	173,251	170,452
Deferred income tax assets, net	23,252	17,827
Other assets	6,273	5,782
Total Assets	$4,405,046	$4,237,187

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest-bearing	$213,242	$218,533
Interest-bearing	2,369,943	2,247,117
Total deposits	2,583,185	2,465,650
Borrowings	620,409	571,499
Advance payments by borrowers for taxes	8,037	9,043
Other liabilities	26,939	23,620
Total Liabilities	3,238,570	3,069,812

Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 800,000,000 shares authorized; 93,528,092 shares issued and outstanding	935	935
Paid-in capital	870,912	870,480
Retained earnings	345,343	342,148
Unearned employee stock ownership plan shares; 3,863,427 shares and 3,963,776 shares, respectively	(37,454)	(38,427)
Accumulated other comprehensive loss, net	(13,260)	(7,761)
Total Stockholders' Equity	1,166,476	1,167,375
Total Liabilities and Stockholders' Equity	$4,405,046	$4,237,187

See notes to unaudited consolidated financial statements

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Interest Income
Loans	$24,641	$18,648	$46,673	$37,053
Mortgage-backed securities	4,409	4,654	8,923	9,430
Debt securities:
Taxable	1,845	1,792	3,741	3,527
Tax-exempt	555	490	1,089	975
Other interest-earning assets	374	328	813	625
Total Interest Income	31,824	25,912	61,239	51,610

Interest Expense
Deposits	4,529	3,972	8,601	7,818
Borrowings	3,357	2,367	6,344	4,694
Total Interest Expense	7,886	6,339	14,945	12,512
Net Interest Income	23,938	19,573	46,294	39,098
Provision for Loan Losses	3,414	1,732	6,055	2,590
Net Interest Income after Provision for Loan Losses	20,524	17,841	40,239	36,508

Non-Interest Income
Fees and service charges	709	731	1,382	1,430
Gain on sale of securities	2	7	2	7
Gain on sale of loans	76	9	148	9
(Loss) gain on sale and write down of real estate owned	(113)	5	(113)	(146)
Income from bank owned life insurance	1,409	654	2,799	1,306
Electronic banking fees and charges	277	258	563	542
Miscellaneous	50	54	122	150
Total Non-Interest Income	2,410	1,718	4,903	3,298

Non-Interest Expense
Salaries and employee benefits	10,381	9,588	21,006	19,664
Net occupancy expense of premises	1,774	1,795	3,683	3,437
Equipment and systems	1,614	2,034	3,592	3,964
Advertising and marketing	563	228	991	376
Federal deposit insurance premium	675	607	1,337	1,196
Directors' compensation	181	165	363	361
Miscellaneous	2,516	2,103	5,114	4,293
Total Non-Interest Expense	17,704	16,520	36,086	33,291
Income before Income Taxes	5,230	3,039	9,056	6,515
Income taxes	1,433	870	2,283	1,423
Net Income	$3,797	$2,169	$6,773	$5,092

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Net Income per Common Share (EPS)
Basic	$0.04	$0.02	$0.08	$0.06
Diluted	$0.04	$0.02	$0.08	$0.05
Weighted Average Number of Common Shares Outstanding
Basic	89,640	92,545	89,615	92,499
Diluted	89,674	92,563	89,647	92,742

Dividends Declared Per Common Share	$0.02	$-	$0.04	$-

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Net Income	$3,797	$2,169	$6,773	$5,092

Other Comprehensive Income (Loss):

Net unrealized (loss) gain on securities available for sale, net of deferred income tax (benefit) expense of:
2015 $(2,548), $(3,317);
2014 $866, $(175)	(3,871)	2,169	(4,554)	139

Net gain (loss) on securities transferred from available for sale to held to maturity, net of deferred income tax expense (benefit) of:
2015 $11, $(2);
2014 $0, $0	14	-	(4)	2

Net realized gain on securities available for sale, net of income tax expense of:
2015 $(1), $(1);
2014 $(3), $(3)	(1)	(4)	(1)	(4)

Fair value adjustments on derivatives, net of deferred income tax expense (benefit) of:
2015 $2,769, $(291);
2014 $(2,551), $(1,362)	4,008	(3,694)	(423)	(1,972)

Benefit plan adjustments, net of deferred income tax expense (benefit) of:
2015 $8, $(357);
2014 $8, $(132)	11	11	(517)	(193)

Total Other Comprehensive Income (Loss)	161	(1,518)	(5,499)	(2,028)

Total Comprehensive Income	$3,958	$651	$1,274	$3,064

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended December 31, 2014

(In Thousands, Unaudited)

	Common Stock		Paid-In	Retained	Unearned ESOP	Treasury	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Stock	Loss	Total
Balance - June 30, 2014	92,857	$7,378	$231,870	$336,355	$(3,879)	$(74,768)	$(2,280)	$494,676

Net income	-	-	-	5,092	-	-	-	5,092
Other comprehensive loss, net of income tax	-	-	-	-	-	-	(2,028)	(2,028)
ESOP shares committed to be released (72 shares)	-	-	326	-	727	-	-	1,053
Stock option expense	-	-	100	-	-	-	-	100
Treasury stock reissued for stock option exercises	148	-	132	-	-	1,233	-	1,365
Restricted stock plan shares earned (14 shares)	-	-	164	-	-	-	-	164
Settlement of stock options with cash in lieu of shares	-	-	(7,188)	-	-	-	-	(7,188)

Balance - December 31, 2014	93,005	$7,378	$225,404	$341,447	$(3,152)	$(73,535)	$(4,308)	$493,234

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended December 31, 2015

(In Thousands, Unaudited)

	Common Stock		Paid-In	Retained	Unearned ESOP	Treasury	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Stock	Loss	Total
Balance - June 30, 2015	93,528	$935	$870,480	$342,148	$(38,427)	$-	$(7,761)	$1,167,375

Net income	-	-	-	6,773	-	-	-	6,773
Other comprehensive loss, net of income tax	-	-	-	-	-	-	(5,499)	(5,499)
ESOP shares committed to be released (50 shares)	-	-	211	-	973	-	-	1,184
Stock option expense	-	-	80	-	-	-	-	80
Restricted stock plan shares earned (9 shares)	-	-	141	-	-	-	-	141
Cash dividend declared ($0.04 per common share)	-	-	-	(3,578)	-	-	-	(3,578)

Balance - December 31, 2015	93,528	$935	$870,912	$345,343	$(37,454)	$-	$(13,260)	$1,166,476

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Unaudited)

	Six Months Ended December 31,
	2015	2014
Cash Flows from Operating Activities:
Net income	$6,773	$5,092
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,488	1,503
Net amortization of premiums, discounts and loan fees and costs	2,143	1,185
Deferred income taxes	(1,457)	1,988
Amortization of intangible assets	86	78
Amortization of benefit plans’ unrecognized net (gain) loss	(439)	39
Provision for loan losses	6,055	2,590
Loss on write-down and sales of real estate owned	113	146
Realized gain on sale of loans	(148)	(9)
Proceeds from sale of loans	1,811	133
Realized loss on sale of debt securities available for sale	-	594
Realized gain on call of debt securities held to maturity	(2)	-
Realized gain on sale of mortgage-backed securities available for sale	-	(601)
Realized gain on disposition of premises and equipment	(14)	(25)
Increase in cash surrender value of bank owned life insurance	(2,799)	(1,306)
ESOP, stock option plan and restricted stock plan expenses	1,405	1,317
Increase in interest receivable	(1,056)	(46)
Increase in other assets	(53)	(8,077)
Increase in interest payable	117	37
Increase in other liabilities	2,788	3,654
Net Cash Provided by Operating Activities	16,811	8,292

Cash Flows from Investing Activities:
Purchase of debt securities available for sale	-	(52,528)
Proceeds from sale of debt securities available for sale	-	39,444
Proceeds from repayments of debt securities available for sale	389	288
Purchases of mortgage-backed securities available for sale	-	(10,384)
Principal repayments on mortgage-backed securities available for sale	36,985	37,613
Proceeds from sale of mortgage-backed securities available for sale	-	17,780
Purchase of debt securities held to maturity	(9,488)	(6,243)
Proceeds from calls and maturities of debt securities held to maturity	-	2,530
Proceeds from repayments of debt securities held to maturity	61,914	116
Purchases of mortgage-backed securities held to maturity	(11,958)	(33,210)
Principal repayments on mortgage-backed securities held to maturity	23,277	6,045
Purchase of loans	(321,176)	(32,050)
Net increase in loans receivable	(182,700)	(44,562)
Proceeds from sale of real estate owned	435	1,047
Additions to premises and equipment	(1,464)	(1,005)
Proceeds from cash settlement of premises and equipment	14	49
Purchase of FHLB stock	(2,475)	(6,930)
Redemption of FHLB stock	272	5,538
Net Cash Used in Investing Activities	$(405,975)	$(76,462)

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands, Unaudited)

	Six Months Ended December 31,
	2015	2014
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	$117,556	$(14,995)
Repayment of term FHLB advances	(801,048)	(678,047)
Proceeds from term FHLB advances	850,000	750,000
Net change in overnight borrowings	-	(17,000)
Decrease in other short-term borrowings	(32)	(4,198)
Decrease in advance payments by borrowers for taxes	(1,006)	(365)
Issuance of common stock of Kearny Financial Corp. from treasury	-	1,365
Cash dividends paid	(3,578)	-
Payment of cash for exercise of stock options	-	(7,188)
Net Cash Provided by Financing Activities	161,892	29,572
Net Decrease in Cash and Cash Equivalents	(227,272)	(38,598)
Cash and Cash Equivalents - Beginning	340,136	135,034
Cash and Cash Equivalents - Ending	$112,864	$96,436

Supplemental Disclosures of Cash Flows Information:
Cash paid during the year for:
Income taxes, net of refunds	$2,834	$1,806
Interest	$14,828	$12,424

Non-cash investing and financing activities:
Acquisition of real estate owned in settlement of loans	$1,920	$1,465

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

2.     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, income, comprehensive income, changes in stockholders’ equity and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the unaudited consolidated financial statements have been included. The results of operations for the three-month and six-month periods ended December 31, 2015, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended December 31, 2015			Six Months Ended December 31, 2015
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)			(In Thousands, Except Per Share Data)
Net income	$3,797			$6,773
Basic earnings per share, income available to common stockholders	$3,797	89,640	$0.04	$6,773	89,615	$0.08
Effect of dilutive securities:
Stock options	-	34		-	32
	$3,797	89,674	$0.04	$6,773	89,647	$0.08

	Three Months Ended December 31, 2014			Six Months Ended December 31, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)			(In Thousands, Except Per Share Data)
Net income	$2,169			$5,092
Basic earnings per share, income available to common stockholders	$2,169	92,545	$0.02	$5,092	92,499	$0.06
Effect of dilutive securities:
Stock options	-	18		-	243
	$2,169	92,563	$0.02	$5,092	92,742	$0.05

During the three and six months ended December 31, 2015, the average number of options which were considered anti-dilutive totaled approximately 264,077 and 270,078, respectively. During the three and six months ended December 31, 2014, the average number of options which were considered anti-dilutive totaled approximately 255,374 and 255,374, respectively.

4.     SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of December 31, 2015, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date this document was filed.

5.     PLAN OF CONVERSION AND STOCK OFFERING

On May 18, 2015, the Company completed its second-step conversion and stock offering as outlined in the Plan of Conversion and Reorganization (the “Plan”). Pursuant to the Plan, Kearny MHC converted from the mutual holding company form of organization to the fully public form. Kearny MHC was merged into the prior holding company and no longer exists. The prior holding company was then merged into a new Maryland corporation, also named Kearny Financial Corp., which became the holding company for the Bank.

In conjunction with that transaction, the Company sold 71,750,000 shares of its common stock at $10.00 per share, resulting in gross proceeds of $717.5 million.  The new shares issued included 3,612,500 shares sold to the Bank’s Employee Stock Ownership Plan (“ESOP”) with an aggregate value of $36.1 million based on the sales price of $10.00 per share.  Concurrent with the closing of the transaction, the Company also issued an additional 500,000 shares of its common stock with an aggregate value of $5.0 million and contributed these shares with an additional $5.0 million in cash to the newly established KearnyBank Foundation.

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

In addition, the amendments in the ASU would require an entity to disclose (either on the face of the income statement or in the notes) the nature and amount of measurement-period adjustments recognized in the current period, including separately the amounts in current-period income statement line items that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  The amendments are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015.  The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  The ASU requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of AFS debt securities in combination with other deferred tax assets. The Update provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. The Update also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.   The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

7.     SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains and losses and fair values of debt and mortgage-backed securities available for sale at December 31, 2015 and June 30, 2015 and stratification by contractual maturity of debt securities available for sale at December 31, 2015 are presented below:

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available for sale:
Debt securities:
U.S. agency securities	$6,795	$59	$17	$6,837
Obligations of state and political subdivisions	27,501	290	108	27,683
Asset-backed securities	87,680	-	3,501	84,179
Collateralized loan obligations	128,647	26	1,385	127,288
Corporate bonds	163,035	15	3,393	159,657
Trust preferred securities	8,900	16	1,065	7,851
Total debt securities	422,558	406	9,469	413,495

Mortgage-backed securities:
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	23,826	52	371	23,507
Federal National Mortgage Association	42,169	2	1,100	41,071
Non-agency securities	139	-	1	138
Total collateralized mortgage obligations	66,134	54	1,472	64,716

Mortgage pass-through securities:
Residential pass-through securities:
Government National Mortgage Association	2,119	186	1	2,304
Federal Home Loan Mortgage Corporation	139,473	1,629	1,120	139,982
Federal National Mortgage Association	90,484	2,191	506	92,169
Total residential pass-through securities	232,076	4,006	1,627	234,455

Commercial pass-through securities:
Federal National Mortgage Association	8,682	84	-	8,766
Total commercial pass-through securities	8,682	84	-	8,766

Total mortgage-backed securities	306,892	4,144	3,099	307,937

Total securities available for sale	$729,450	$4,550	$12,568	$721,432

	December 31, 2015
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities available for sale:
Due in one year or less	$20,003	$20,018
Due after one year through five years	50,763	50,034
Due after five years through ten years	157,790	154,680
Due after ten years	194,002	188,763
Total	$422,558	$413,495

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available for sale:
Debt securities:
U.S. agency securities	$7,208	$66	$11	$7,263
Obligations of state and political subdivisions	27,513	26	704	26,835
Asset-backed securities	87,614	879	461	88,032
Collateralized loan obligations	128,624	175	628	128,171
Corporate bonds	163,049	433	874	162,608
Trust preferred securities	8,895	16	1,160	7,751
Total debt securities	422,903	1,595	3,838	420,660

Mortgage-backed securities:
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	27,392	10	324	27,078
Federal National Mortgage Association	45,522	12	900	44,634
Non-agency securities	167	-	2	165
Total collateralized mortgage obligations	73,081	22	1,226	71,877

Mortgage pass-through securities:
Residential pass-through securities:
Government National Mortgage Association	2,430	225	-	2,655
Federal Home Loan Mortgage Corporation	155,522	2,286	1,358	156,450
Federal National Mortgage Association	102,424	2,749	665	104,508
Total residential pass-through securities	260,376	5,260	2,023	263,613

Commercial pass-through securities:
Federal National Mortgage Association	11,066	63	-	11,129
Total commercial pass-through securities	11,066	63	-	11,129

Total mortgage-backed securities	344,523	5,345	3,249	346,619

Total securities available for sale	$767,426	$6,940	$7,087	$767,279

There were no sales of securities available for sale during the three and six months ended December 31, 2015 and December 31, 2014.

At December 31, 2015 and June 30, 2015, securities available for sale with carrying values of approximately $50.6 million and $58.3 million, respectively, were utilized as collateral for borrowings through the FHLB of New York. As of those same dates, securities available for sale with total carrying values of approximately $1.1 million and $1.4 million, respectively, were pledged to secure public funds on deposit.

8.     SECURITIES HELD TO MATURITY

The amortized cost, gross unrealized gains and losses and fair values of debt and mortgage-backed securities held to maturity at December 31, 2015 and June 30, 2015 and stratification by contractual maturity of debt securities held to maturity at December 31, 2015 are presented below:

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities held to maturity:
Debt securities:
U.S. agency securities	$84,989	$-	$558	$84,431
Obligations of state and political subdivisions	82,337	1,006	117	83,226
Total debt securities	167,326	1,006	675	167,657

Mortgage-backed securities:
Collateralized mortgage obligations:
Government National Mortgage Association	3,071	-	58	3,013
Federal Home Loan Mortgage Corporation	22,507	2	199	22,310
Federal National Mortgage Association	206	22	-	228
Non-agency securities	37	-	1	36
Total collateralized mortgage obligations	25,821	24	258	25,587

Mortgage pass-through securities:
Residential pass-through securities:
Government National Mortgage Association	8	1	-	9
Federal Home Loan Mortgage Corporation	42,188	12	359	41,841
Federal National Mortgage Association	196,087	981	687	196,381
Total residential pass-through securities	238,283	994	1,046	238,231

Commercial pass-through securities:
Government National Mortgage Association	9,915	16	-	9,931
Federal National Mortgage Association	157,046	894	285	157,655
Total commercial pass-through securities	166,961	910	285	167,586

Total mortgage-backed securities	431,065	1,928	1,589	431,404

Total securities held to maturity	$598,391	$2,934	$2,264	$599,061

	December 31, 2015
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities held to maturity:
Due in one year or less	$3,488	$3,488
Due after one year through five years	98,294	97,742
Due after five years through ten years	43,019	43,549
Due after ten years	22,525	22,878
Total	$167,326	$167,657

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities held to maturity:
Debt securities:
U.S. agency securities	$143,334	$-	$332	$143,002
Obligations of state and political subdivisions	76,528	26	1,190	75,364
Total debt securities	219,862	26	1,522	218,366

Mortgage-backed securities:
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	15,121	5	-	15,126
Federal National Mortgage Association	221	24	-	245
Non-agency securities	42	-	1	41
Total collateralized mortgage obligations	15,384	29	1	15,412

Mortgage pass-through securities:
Residential pass-through securities:
Government National Mortgage Association	8	1	-	9
Federal Home Loan Mortgage Corporation	44,905	16	218	44,703
Federal National Mortgage Association	214,150	1,090	338	214,902
Total residential pass-through securities	259,063	1,107	556	259,614

Commercial pass-through securities:
Government National Mortgage Association	10,111	32	-	10,143
Federal National Mortgage Association	158,921	1,639	228	160,332
Total commercial pass-through securities	169,032	1,671	228	170,475

Total mortgage-backed securities	443,479	2,807	785	445,501

Total securities held to maturity	$663,341	$2,833	$2,307	$663,867

There were no sales of securities held to maturity during the three and six months ended December 31, 2015 and December 31, 2014.

At December 31, 2015 and June 30, 2015, securities held to maturity with carrying values of approximately $127.1 million and $126.9 million, respectively, were utilized as collateral for borrowings from the FHLB of New York. As of those same dates, securities held to maturity with total carrying values of approximately $7.8 million and $7.9 million, respectively, were pledged to secure public funds on deposit.

9.     IMPAIRMENT OF SECURITIES

The following two tables summarize the fair values and gross unrealized losses within the available for sale and held to maturity portfolios at December 31, 2015 and June 30, 2015. The gross unrealized losses, presented by security type, represent temporary impairments of value within each portfolio as of the dates presented. Temporary impairments within the available for sale portfolio have been recognized through other comprehensive income as reductions in stockholders’ equity on a tax-effected basis.

The tables are followed by a discussion that summarizes the Company’s rationale for recognizing impairments, where applicable, as “temporary” versus those identified as “other-than-temporary”. Such rationale is presented by investment type and generally applies consistently to both the “available for sale” and “held to maturity” portfolios, except where specifically noted.

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Available for Sale:
U.S. agency securities	$12	$1	$2,140	$16	$2,152	$17
Obligations of state and political subdivisions	5,742	58	2,846	50	8,588	108
Asset-backed securities	69,964	2,475	14,215	1,026	84,179	3,501
Collateralized loan obligations	25,118	268	88,860	1,117	113,978	1,385
Corporate bonds	47,024	965	92,615	2,428	139,639	3,393
Trust preferred securities	-	-	6,834	1,065	6,834	1,065
Collateralized mortgage obligations	8,879	65	47,581	1,407	56,460	1,472
Residential pass-through securities	59,979	701	46,556	926	106,535	1,627

Total	$216,718	$4,533	$301,647	$8,035	$518,365	$12,568

	June 30, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Available for Sale:
U.S. agency securities	$1,533	$7	$695	$4	$2,228	$11
Obligations of state and political subdivisions	20,575	515	2,943	189	23,518	704
Asset-backed securities	23,855	293	20,067	168	43,922	461
Collateralized loan obligations	49,694	117	59,551	511	109,245	628
Corporate bonds	19,880	120	74,295	754	94,175	874
Trust preferred securities	-	-	6,734	1,160	6,734	1,160
Collateralized mortgage obligations	5,479	29	52,105	1,197	57,584	1,226
Residential pass-through securities	61,896	1,140	50,513	883	112,409	2,023

Total	$182,912	$2,221	$266,903	$4,866	$449,815	$7,087

The number of available for sale securities with unrealized losses at December 31, 2015 totaled 97 and included six U.S. agency securities, 21 municipal obligations, eight asset-backed securities, 17 collateralized loan obligations, 15 corporate obligations, four trust preferred securities, 10 collateralized mortgage obligations and 16 residential pass-through securities. The number of available for sale securities with unrealized losses at June 30, 2015 totaled 119 and included five U.S. agency securities, 62 municipal obligations, four asset-backed securities, 16 collateralized loan obligations, seven corporate obligations, four trust preferred securities, eight collateralized mortgage obligations and 13 residential pass-through securities.

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Held to Maturity:
U.S. agency securities	$24,841	$156	$59,589	$402	$84,430	$558
Obligations of state and political subdivisions	9,335	24	7,157	93	16,492	117
Collateralized mortgage obligations	25,303	257	36	1	25,339	258
Residential pass-through securities	131,880	1,046	-	-	131,880	1,046
Commercial pass-through securities	23,218	285	-	-	23,218	285

Total	$214,577	$1,768	$66,782	$496	$281,359	$2,264

	June 30, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Held to Maturity:
U.S. agency securities	$-	$-	$143,002	$332	$143,002	$332
Obligations of state and political subdivisions	56,190	840	7,965	350	64,155	1,190
Collateralized mortgage obligations	-	-	41	1	41	1
Residential pass-through securities	142,789	556			142,789	556
Commercial pass-through securities	18,792	228	-	-	18,792	228

Total	$217,771	$1,624	$151,008	$683	$368,779	$2,307

The number of held to maturity securities with unrealized losses at December 31, 2015 totaled 74 and included four U.S. agency securities, 39 municipal obligations, eight collateralized mortgage obligations, seven commercial pass-through securities and 16 residential pass-through security.  The number of held to maturity securities with unrealized losses at June 30, 2015 totaled 166 and included seven U.S. agency securities, 136 municipal obligations, four collateralized mortgage obligations, 15 residential pass-through securities and four commercial pass-through securities.

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

At December 31, 2015 and June 30, 2015, the Company held no securities on which credit-related OTTI had been recognized in earnings. The following discussion summarizes the Company’s rationale for recognizing the impairments reported in the tables above as “temporary” versus “other-than-temporary”. Such rationale is presented by investment type and generally applies consistently to both the available for sale and held to maturity portfolios, except where specifically noted.

Mortgage-backed Securities.

The carrying value of the Company’s mortgage-backed securities totaled $739.0 million at December 31, 2015 and comprised 56.0% of total investments and 16.8% of total assets as of that date.  This category of securities primarily includes mortgage pass-through securities and collateralized mortgage obligations issued by U.S. government agencies and/or GSEs such as Ginnie Mae, Fannie Mae and Freddie Mac who guarantee the contractual cash flows associated with those securities.   Those guarantees were strengthened during the 2008-2009 financial crisis at which time Fannie Mae and Freddie Mac were placed into receivership by the federal government.  Through those actions, the U.S. government effectively reinforced the guarantees of their agencies thereby strengthening the creditworthiness of the mortgage-backed securities issued by those agencies.

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

Finally, the Company has the stated ability and intent to “hold to maturity” those securities so designated at December 31, 2015 and does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Moreover, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  In light of the factors noted, the Company does not consider its U.S. agency and GSE mortgage-backed securities with unrealized losses at December 31, 2015  to be “other-than-temporarily” impaired as of that date.

In addition to those mortgage-backed securities issued by U.S. agencies and GSEs, the Company held a nominal balance of non-agency mortgage-backed securities at December 31, 2015.  Unlike agency and GSE mortgage-backed securities, non-agency collateralized mortgage obligations are not explicitly guaranteed by a U.S. government sponsored entity.  Rather, such securities generally utilize the structure of the larger investment vehicle to reallocate credit risk among the individual tranches comprised within that vehicle.  Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying mortgage loans.  The creditworthiness of certain tranches may also be further enhanced by additional credit insurance protection embedded within the terms of the total investment vehicle.

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

The applicable securities generally maintained their credit-ratings at levels supporting the investment grade assessment by the Company.  The Company has the stated ability and intent to “hold to maturity” those securities at December 31, 2015 and has further concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  In light of the factors noted, the Company does not consider its non-agency mortgage-backed securities with unrealized losses at December 31, 2015 to be “other-than-temporarily” impaired as of that date.

U.S. Agency Debt Securities.

The carrying value of the Company’s U.S. agency debt securities totaled $91.8 million at December 31, 2015 and comprised 7.0% of total investments and 2.1% of total assets as of that date.  Such securities included fixed-rate U.S. agency debentures and securitized pools of loans issued and fully guaranteed by the Small Business Administration (“SBA”), a U.S. government agency.

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

Finally, the Company has the stated ability and intent to “hold to maturity” those securities so designated at December 31, 2015  and does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  In light of the factors noted, the Company does not consider its balance of U.S. agency securities with unrealized losses at December 31, 2015 to be “other-than-temporarily” impaired as of that date.

Obligations of State and Political Subdivisions.

The carrying value of the Company’s securities representing obligations of state and political subdivisions totaled $110.0 million at December 31, 2015 and comprised 8.3% of total investments and 2.5% of total assets as of that date.  Such securities primarily included fixed-rate, bank-qualified securities representing general obligations of municipalities located within the U.S. or the obligations of their related entities such as boards of education or school districts.  The balance of municipal obligations at December 31, 2015 included $3.5 million of non-rated bond anticipation notes (“BANs”) comprising seven short-term obligations issued by a total of five New Jersey municipalities.

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

At December 31, 2015, each of the Company’s impaired municipal obligations were consistently rated by Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Financial Services (“S&P”) well above the thresholds that generally support the Company’s investment grade assessment with such ratings equaling “A” or higher by S&P and/or “A2” or higher by Moody’s, where rated by those agencies.  In the absence of such ratings, the Company relies upon its own internal analysis of the issuer’s financial condition to validate its investment grade assessment.

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

Finally, the Company has the stated ability and intent to “hold to maturity” those securities so designated at December 31, 2015 and does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  In light of the factors noted, the Company does not consider its balance of obligations of state and political subdivisions with unrealized losses at December 31, 2015 to be “other-than-temporarily” impaired as of that date.

Asset-backed Securities.

The carrying value of the Company’s asset-backed securities totaled $84.2 million at December 31, 2015 and comprised 6.4% of total investments and 1.9% of total assets as of that date.  This category of securities is comprised entirely of structured, floating-rate securities representing securitized federal education loans with 97% U.S. government guarantees.  The securities represent tranches of a larger investment vehicle designed to reallocate credit risk among the individual tranches comprised within that vehicle.  Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying loans.  The Company’s impaired asset-backed securities represent the highest credit-quality tranches within the overall structures with each being rated “AA+” or better by S&P at December 31, 2015.

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

Finally, the Company does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of December 31, 2015.  In light of the factors noted, the Company does not consider its balance of asset-backed securities with unrealized losses at December 31, 2015 to be “other-than-temporarily” impaired as of that date.

Collateralized Loan Obligations.

The outstanding balance of the Company’s collateralized loan obligations totaled $127.3 million at December 31, 2015 and comprised 9.6% of total investments and 2.9% of total assets as of that date.  This category of securities is comprised entirely of structured, floating-rate securities comprised of securitized commercial loans to large U.S. corporations.  The Company’s securities represent tranches of a larger investment vehicle designed to reallocate cash flows and credit risk among the individual tranches comprised within that vehicle.  Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying loans.

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

At December 31, 2015, each of the Company’s impaired collateralized loan obligations were consistently rated by Moody’s and S&P well above the thresholds that generally support the Company’s investment grade assessment, with such ratings equaling “AA” or higher by S&P and “Aa2” or higher by Moody’s, where rated by those agencies.

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

At December 31, 2015, the Company’s entire portfolio of collateralized loan obligations remains compliant with the Volcker Rule.  As such, the Company concluded that the possibility of being required to sell its collateralized loan obligations prior to their anticipated recovery is currently unlikely, which is further reinforced by the overall strength of the Company’s liquidity, asset quality and capital position as of that date. Moreover, the Company does not otherwise intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost at December 31, 2015.

In light of the factors noted, the Company does not consider its balance of collateralized loan obligations with unrealized losses at December 31, 2015 to be “other-than-temporarily” impaired as of that date.

Corporate Bonds.

The carrying value of the Company’s corporate bonds totaled $159.7 million at December 31, 2015 and comprised 12.1% of total investments and 3.6% of total assets as of that date.  This category of securities is comprised entirely of floating-rate corporate debt obligations issued by large financial institutions.  Such issuers include domestic institutions, such as The Goldman Sachs Group, Inc., General Electric Capital Corporation, JPMorgan Chase & Co. and Wells Fargo and Co., as well as non-domestic financial institutions such as ING Bank N.V., Barclays Bank PLC and Deutsche Bank AG.  The Company generally limits its investment in the unsecured corporate debt of any single issuer to $25.0 million.

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

At December 31, 2015, each of the Company’s impaired corporate bonds were consistently rated by Moody’s and S&P above the thresholds that generally support the Company’s investment grade assessment with such ratings equaling “BBB+” or higher by S&P and/or “A3” or higher by Moody’s, where rated by those agencies.

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

Finally, the Company does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of December 31, 2015.  In light of the factors noted, the Company does not consider its balance of corporate bonds with unrealized losses at December 31, 2015 to be “other-than-temporarily” impaired as of that date.

Trust Preferred Securities.

The carrying value of the Company’s trust preferred securities totaled $7.9 million at December 31, 2015 and comprised less than one percent of total investments and total assets as of that date.  The category comprises a total of five “single-issuer” (i.e. non-pooled) trust preferred securities, four of which are impaired as of December 31, 2015, that were originally issued by four separate financial institutions.  As a result of bank mergers involving the issuers of these securities, the Company’s five trust preferred securities currently represent the de-facto obligations of three separate financial institutions.

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

At December 31, 2015, the Company owned two securities at an amortized cost of $3.0 million that were consistently rated by Moody’s and S&P above the thresholds that generally support the Company’s investment grade assessment. The securities were originally issued through Chase Capital II and currently represent de-facto obligations of JPMorgan Chase & Co.

The Company has attributed the unrealized losses on these securities to the combined effects of several market-related factors, including movements in market interest rates and general level of liquidity of such securities in the marketplace based on overall supply and demand.

With regard to interest rates, the Company’s impaired trust preferred securities are variable rate securities whose interest rates generally float with three-month LIBOR plus a margin.  Based upon the historically low level of short-term market interest rates, the current yield on these securities is comparatively low.  Consequently, the fair value of the securities, as determined based upon their market price, reflects the adverse effects of the historically low market interest rates at December 31, 2015.

More significantly, the market prices of the impaired trust preferred securities also reflect the effect of reduced demand for such securities in the current marketplace.

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

The Company’s evaluation of the unrealized loss associated with these securities considered a variety of factors to determine if any portion of the impairment was credit-related at December 31, 2015.  Factors generally considered in such evaluations included the financial strength and viability of the issuer and its parent company, the security’s historical performance through prior business and economic cycles, rating consistency or variability among rating companies, the security’s current and anticipated status regarding payment default or deferral of contractual payments to investors and the impact of these factors on the present value of the security’s expected future cash flows in relation to its amortized cost basis.

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

Finally, the Company does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of December 31, 2015.  Moreover, as “single issuer” obligations, these securities fall outside the scope of the Volcker Rule discussed earlier that originally identified pooled trust preferred securities as potentially ineligible investments for banks.  In light of the factors noted, the Company does not consider its investments in trust preferred securities with unrealized losses at December 31, 2015 to be “other-than-temporarily” impaired as of that date.

10.     LOAN QUALITY AND ALLOWANCE FOR LOAN LOSSES

Acquired Credit-Impaired Loans. At December 31, 2015, the remaining outstanding principal balance and carrying amount of acquired credit-impaired loans totaled approximately $8,056,000 and $7,087,000, respectively. By comparison, at June 30, 2015, the remaining outstanding principal balance and carrying amount of acquired credit-impaired loans totaled approximately $9,900,000 and $8,363,000, respectively.

The carrying amount of acquired credit-impaired loans for which interest is not being recognized due to the uncertainty of the cash flows relating to such loans totaled $151,000 and $1,322,000 at December 31, 2015 and June 30, 2015, respectively.

The balance of the allowance for loan losses at June 30, 2015 included approximately $81,000 of valuation allowances for specifically identified impairment attributable to acquired credit-impaired loans. The valuation allowances were attributable to additional impairment recognized on the applicable loans subsequent to their acquisition, net of any charge offs recognized during that time.  There were no valuation allowances for specifically identified impairment attributable to acquired credit-impaired loans at December 31, 2015.

The following table presents the changes in the accretable yield relating to the acquired credit-impaired loans for the three and six months ended December 31, 2015 and December 31, 2014.

	Three Months Ended December 31,
	2015	2014
	(In Thousands)
Beginning balance	$1,084	$1,827
Accretion to interest income	(214)	(143)
Disposals	(26)	-
Reclassifications from nonaccretable difference	-	-
Ending balance	$844	$1,684

	Six Months Ended December 31,
	2015	2014
	(In Thousands)
Beginning balance	$1,189	$1,891
Accretion to interest income	(319)	(207)
Disposals	(26)	-
Reclassifications from nonaccretable difference	-	-
Ending balance	$844	$1,684

Residential Mortgage Loans in Foreclosure. We may obtain physical possession of one- to four-family real estate collateralizing a residential mortgage loan via foreclosure or through an in-substance repossession. As of December 31, 2015, we held one single-family property in real estate owned with a carrying value of $481,000 that was acquired through a foreclosure on a residential mortgage loan.  As of that same date, we held 32 residential mortgage loans with aggregate carrying values totaling $7.1 million which were in the process of foreclosure.

Loan Quality. The following tables present the balance of the allowance for loan losses at December 31, 2015 and June 30, 2015 based upon the calculation methodology as described in the Company’s Form 10-K for the fiscal year ended June 30, 2015. The tables identify the valuation allowances attributable to specifically identified impairments on individually evaluated loans, including those acquired with deteriorated credit quality, as well as valuation allowances for impairments on loans evaluated collectively. The tables include the underlying balance of loans receivable applicable to each category as of those dates as well as the activity in the allowance for loan losses for the three and six months ended December 31, 2015 and December 31, 2014. Unless otherwise noted, the balance of loans reported in the tables below excludes yield adjustments and the allowance for loan loss.

Allowance for Loan Losses and Loans Receivable
at December 31, 2015
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Balance of allowance for loan losses:

Originated and purchased loans:
Loans individually evaluated for impairment	$92	$96	$-	$480	$79	$-	$-	$747
Loans collectively evaluated for impairment	2,249	14,883	30	1,094	188	34	286	18,764
Allowance for loan losses on originated and purchased loans	2,341	14,979	30	1,574	267	34	286	19,511

Loans acquired at fair value:
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-	-
Other acquired loans individually evaluated for impairment	-	45	-	130	-	-	-	175
Acquired loans collectively evaluated for impairment	57	428	5	237	46	54	1	828
Allowance for loan losses on loans acquired at fair value	57	473	5	367	46	54	1	1,003

Total allowance for loan losses	$2,398	$15,452	$35	$1,941	$313	$88	$287	$20,514

Allowance for Loan Losses and Loans Receivable
Period Ended December 31, 2015
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the three months ended December 31, 2015:

At September 30, 2015:
Allocated	$2,469	$13,181	$29	$1,578	$311	$95	$27	$17,690
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	2,469	13,181	29	1,578	311	95	27	17,690

Total charge offs	(615)	(97)	-	(548)	(34)	(2)	(3)	(1,299)
Total recoveries	9	-	-	700	-	-	-	709
Total allocated provisions	535	2,368	6	211	36	(5)	263	3,414
Total unallocated provisions	-	-	-	-	-	-	-	-

At December 31, 2015:
Allocated	2,398	15,452	35	1,941	313	88	287	20,514
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	$2,398	$15,452	$35	$1,941	$313	$88	$287	$20,514

Allowance for Loan Losses and Loans Receivable
Period Ended December 31, 2015
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the six months ended December 31, 2015:

At June 30, 2015:
Allocated	$2,210	$11,120	$34	$1,860	$260	$106	$16	$15,606
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	2,210	11,120	34	1,860	260	106	16	15,606

Total charge offs	(1,153)	(97)	-	(644)	(34)	(26)	(3)	(1,957)
Total recoveries	9	-	-	759	41	-	1	810
Total allocated provisions	1,332	4,429	1	(34)	46	8	273	6,055
Total unallocated provisions	-	-	-	-	-	-	-	-

At December 31, 2015:
Allocated	2,398	15,452	35	1,941	313	88	287	20,514
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	$2,398	$15,452	$35	$1,941	$313	$88	$287	$20,514

Allowance for Loan Losses and Loans Receivable
Period Ended December 31, 2014
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the three months ended December 31, 2014:

At September 30, 2014:
Allocated	$2,575	$7,942	$58	$1,362	$362	$84	$23	$12,406
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	2,575	7,942	58	1,362	362	84	23	12,406

Total charge offs	(1,134)	(266)	-	(259)	(39)	-	-	(1,698)
Total recoveries	141	-	-	3	-	-	-	144
Total allocated provisions	728	716	1	301	(9)	(4)	(1)	1,732
Total unallocated provisions	-	-	-	-	-	-	-	-

At December 31, 2014:
Allocated	2,310	8,392	59	1,407	314	80	22	12,584
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	$2,310	$8,392	$59	$1,407	$314	$80	$22	$12,584

Allowance for Loan Losses and Loans Receivable
Period Ended December 31, 2014
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the six months ended December 31, 2014:

At June 30, 2014:
Allocated	$2,729	$7,737	$67	$1,284	$460	$88	$22	$12,387
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	2,729	7,737	67	1,284	460	88	22	12,387

Total charge offs	(1,437)	(612)	-	(451)	(39)	-	-	(2,539)
Total recoveries	141	-	-	5	-	-	-	146
Total allocated provisions	877	1,267	(8)	569	(107)	(8)	-	2,590
Total unallocated provisions	-	-	-	-	-	-	-	-

At December 31, 2014:
Allocated	2,310	8,392	59	1,407	314	80	22	12,584
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	$2,310	$8,392	$59	$1,407	$314	$80	$22	$12,584

Allowance for Loan Losses and Loans Receivable
at December 31, 2015
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Balance of loans receivable:

Originated and purchased loans:
Loans individually evaluated for impairment	$12,330	$3,348	$-	$1,012	$975	$52	$-	$17,717
Loans collectively evaluated for impairment	549,809	1,685,179	2,960	71,888	64,766	11,370	15,744	2,401,716
Total originated and purchased loans	562,139	1,688,527	2,960	72,900	65,741	11,422	15,744	2,419,433

Loans acquired at fair value:
Loans acquired with deteriorated credit quality	113	310	-	6,664	-	-	-	7,087
Other acquired loans individually evaluated for impairment	-	4,306	407	725	490	784	-	6,712
Acquired loans collectively evaluated for impairment	56,158	78,785	330	17,393	4,759	8,290	75	165,790
Total loans acquired at fair value	56,271	83,401	737	24,782	5,249	9,074	75	179,589

Total loans	$618,410	$1,771,928	$3,697	$97,682	$70,990	$20,496	$15,819	2,599,022
Unamortized yield adjustments								2,728
Loans receivable, net of yield adjustments								$2,601,750

Allowance for Loan Losses and Loans Receivable
at June 30, 2015
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Balance of allowance for loan losses:

Originated and purchased loans:
Loans individually evaluated for impairment	$116	$415	$-	$30	$12	$-	$-	$573
Loans collectively evaluated for impairment	2,031	10,162	29	989	184	33	15	13,443
Allowance for loan losses on originated and purchased loans	2,147	10,577	29	1,019	196	33	15	14,016

Loans acquired at fair value:
Loans acquired with deteriorated credit quality	-	-	-	81	-	-	-	81
Other acquired loans individually evaluated for impairment	-	114	-	259	-	24	-	397
Acquired loans collectively evaluated for impairment	63	429	5	501	64	49	1	1,112
Allowance for loan losses on loans acquired at fair value	63	543	5	841	64	73	1	1,590

Total allowance for loan losses	$2,210	$11,120	$34	$1,860	$260	$106	$16	$15,606

Allowance for Loan Losses and Loans Receivable
at June 30, 2015
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Balance of loans receivable:

Originated and purchased loans:
Loans individually evaluated for impairment	$10,240	$3,439	$-	$1,861	$991	$26	$-	$16,557
Loans collectively evaluated for impairment	520,070	1,214,586	3,328	69,797	63,034	10,854	4,204	1,885,873
Total originated and purchased loans	530,310	1,218,025	3,328	71,658	64,025	10,880	4,204	1,902,430

Loans acquired at fair value:
Loans acquired with deteriorated credit quality	116	318	-	7,929	-	-	-	8,363
Other acquired loans individually evaluated for impairment	-	4,196	2,037	927	534	945	-	8,639
Acquired loans collectively evaluated for impairment	61,895	86,564	346	18,937	5,698	9,589	87	183,116
Total loans acquired at fair value	62,011	91,078	2,383	27,793	6,232	10,534	87	200,118

Total loans	$592,321	$1,309,103	$5,711	$99,451	$70,257	$21,414	$4,291	2,102,548
Unamortized yield adjustments								316
Loans receivable, net of yield adjustments								$2,102,864

The following tables present key indicators of credit quality regarding the Company’s loan portfolio based upon loan classification and contractual payment status at December 31, 2015 and June 30, 2015 based upon the methodology for identifying and reporting such loans as described in the Company’s Form 10-K for the fiscal year ended June 30, 2015.

Credit-Rating Classification of Loans Receivable
at December 31, 2015
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans:
Non-classified	$548,176	$1,683,831	$2,814	$71,886	$64,582	$11,320	$15,743	$2,398,352
Classified:
Special Mention	505	357	146	-	52	50	-	1,110
Substandard	13,458	4,261	-	1,014	1,107	52	-	19,892
Doubtful	-	78	-	-	-	-	1	79
Loss	-	-	-	-	-	-	-	-
Total classified loans	13,963	4,696	146	1,014	1,159	102	1	21,081
Total originated and purchased loans	562,139	1,688,527	2,960	72,900	65,741	11,422	15,744	2,419,433

Loans acquired at fair value:
Non-classified	54,486	77,890	-	13,313	4,653	7,904	50	158,296
Classified:
Special Mention	369	121	330	6,536	-	240	22	7,618
Substandard	1,416	5,390	407	4,927	596	930	3	13,669
Doubtful	-	-	-	6	-	-	-	6
Loss	-	-	-	-	-	-	-	-
Total classified loans	1,785	5,511	737	11,469	596	1,170	25	21,293
Total loans acquired at fair value	56,271	83,401	737	24,782	5,249	9,074	75	179,589

Total loans	$618,410	$1,771,928	$3,697	$97,682	$70,990	$20,496	$15,819	$2,599,022

Credit-Rating Classification of Loans Receivable
at June 30, 2015
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans:
Non-classified	$518,592	$1,213,307	$3,328	$69,662	$62,902	$10,780	$4,201	$1,882,772
Classified:
Special Mention	955	256	-	58	56	74	-	1,399
Substandard	10,763	4,195	-	1,938	1,067	26	3	17,992
Doubtful	-	267	-	-	-	-	-	267
Loss	-	-	-	-	-	-	-	-
Total classified loans	11,718	4,718	-	1,996	1,123	100	3	19,658
Total originated and purchased loans	530,310	1,218,025	3,328	71,658	64,025	10,880	4,204	1,902,430

Loans acquired at fair value:
Non-classified	60,593	82,068	-	13,749	5,588	9,196	60	171,254
Classified:
Special Mention	372	3,425	346	7,617	76	242	24	12,102
Substandard	1,046	5,585	2,037	6,421	568	1,096	3	16,756
Doubtful	-	-	-	6	-	-	-	6
Loss	-	-	-	-	-	-	-	-
Total classified loans	1,418	9,010	2,383	14,044	644	1,338	27	28,864
Total loans acquired at fair value	62,011	91,078	2,383	27,793	6,232	10,534	87	200,118

Total loans	$592,321	$1,309,103	$5,711	$99,451	$70,257	$21,414	$4,291	$2,102,548

Contractual Payment Status of Loans Receivable
at December 31, 2015
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans:
Current	$553,180	$1,685,839	$2,960	$72,573	$65,186	$11,345	$15,659	$2,406,742
Past due:
30-59 days	1,067	1,320	-	20	90	-	85	2,582
60-89 days	757	-	-	-	21	25	-	803
90+ days	7,135	1,368	-	307	444	52	-	9,306
Total past due	8,959	2,688	-	327	555	77	85	12,691
Total originated and purchased loans	562,139	1,688,527	2,960	72,900	65,741	11,422	15,744	2,419,433

Loans acquired at fair value:
Current	56,158	81,858	330	23,620	5,045	8,216	74	175,301
Past due:
30-59 days	-	202	-	129	106	141	1	579
60-89 days	-	212	-	410	16	281	-	919
90+ days	113	1,129	407	623	82	436	-	2,790
Total past due	113	1,543	407	1,162	204	858	1	4,288
Total loans acquired at fair value	56,271	83,401	737	24,782	5,249	9,074	75	179,589

Total loans	$618,410	$1,771,928	$3,697	$97,682	$70,990	$20,496	$15,819	$2,599,022

Contractual Payment Status of Loans Receivable
at June 30, 2015
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans:
Current	$524,780	$1,216,644	$3,328	$70,529	$63,457	$10,828	$4,199	$1,893,765
Past due:
30-59 days	420	256	-	23	114	-	4	817
60-89 days	685	-	-	-	-	26	-	711
90+ days	4,425	1,125	-	1,106	454	26	1	7,137
Total past due	5,530	1,381	-	1,129	568	52	5	8,665
Total originated and purchased loans	530,310	1,218,025	3,328	71,658	64,025	10,880	4,204	1,902,430

Loans acquired at fair value:
Current	61,895	89,796	1,610	25,721	5,993	9,577	85	194,677
Past due:
30-59 days	116	-	-	-	134	12	-	262
60-89 days	-	468	-	-	-	-	1	469
90+ days	-	814	773	2,072	105	945	1	4,710
Total past due	116	1,282	773	2,072	239	957	2	5,441
Total loans acquired at fair value	62,011	91,078	2,383	27,793	6,232	10,534	87	200,118

Total loans	$592,321	$1,309,103	$5,711	$99,451	$70,257	$21,414	$4,291	$2,102,548

The following tables present information relating to the Company’s nonperforming and impaired loans at December 31, 2015 and June 30, 2015 based upon the methodology for identifying and reporting such loans as described in the Company’s Form 10-K for the fiscal year ended June 30, 2015. Loans reported as “90+ days past due accruing” in the table immediately below are also reported in the preceding contractual payment status table under the heading “90+ days past due”.

Performance Status of Loans Receivable
at December 31, 2015
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans:
Performing	$552,051	$1,685,240	$2,960	$71,888	$65,276	$11,370	$15,744	$2,404,529
Nonperforming:
90+ days past due accruing	-	-	-	-	-	-	-	-
Nonaccrual	10,088	3,287	-	1,012	465	52	-	14,904
Total nonperforming	10,088	3,287	-	1,012	465	52	-	14,904
Total originated and purchased loans	562,139	1,688,527	2,960	72,900	65,741	11,422	15,744	2,419,433

Loans acquired at fair value:
Performing	56,158	79,254	330	24,128	4,943	8,638	75	173,526
Nonperforming:
90+ days past due accruing	-	-	-	-	-	-	-	-
Nonaccrual	113	4,147	407	654	306	436	-	6,063
Total nonperforming	113	4,147	407	654	306	436	-	6,063
Total loans acquired at fair value	56,271	83,401	737	24,782	5,249	9,074	75	179,589

Total loans	$618,410	$1,771,928	$3,697	$97,682	$70,990	$20,496	$15,819	$2,599,022

Performance Status of Loans Receivable
at June 30, 2015
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans:
Performing	$522,474	$1,214,653	$3,328	$69,819	$63,563	$10,854	$4,203	$1,888,894
Nonperforming:
90+ days past due accruing	-	-	-	-	-	-	-	-
Nonaccrual	7,836	3,372	-	1,839	462	26	1	13,536
Total nonperforming	7,836	3,372	-	1,839	462	26	1	13,536
Total originated and purchased loans	530,310	1,218,025	3,328	71,658	64,025	10,880	4,204	1,902,430

Loans acquired at fair value:
Performing	61,895	87,273	346	25,688	5,882	9,589	86	190,759
Nonperforming:
90+ days past due accruing	-	-	-	-	-	-	-	-
Nonaccrual	116	3,805	2,037	2,105	350	945	1	9,359
Total nonperforming	116	3,805	2,037	2,105	350	945	1	9,359
Total loans acquired at fair value	62,011	91,078	2,383	27,793	6,232	10,534	87	200,118

Total loans	$592,321	$1,309,103	$5,711	$99,451	$70,257	$21,414	$4,291	$2,102,548

Impairment Status of Loans Receivable
at December 31, 2015
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Carrying value of impaired loans:

Originated and purchased loans:
Non-impaired loans	$549,809	$1,685,179	$2,960	$71,888	$64,766	$11,370	$15,744	$2,401,716
Impaired loans:
Impaired loans with no allowance for impairment	10,542	2,010	-	991	892	52	-	14,487
Impaired loans with allowance for impairment:
Recorded investment	1,788	1,338	-	21	83	-	-	3,230
Allowance for impairment	(92)	(96)	-	(480)	(79)	-	-	(747)
Balance of impaired loans net of allowance for impairment	1,696	1,242	-	(459)	4	-	-	2,483
Total impaired loans, excluding allowance for impairment:	12,330	3,348	-	1,012	975	52	-	17,717
Total originated and purchased loans	562,139	1,688,527	2,960	72,900	65,741	11,422	15,744	2,419,433

Loans acquired at fair value:
Non-impaired loans	56,158	78,785	330	17,393	4,759	8,290	75	165,790
Impaired loans:
Impaired loans with no allowance for impairment	113	4,240	407	7,261	490	784	-	13,295
Impaired loans with allowance for impairment:
Recorded investment	-	376	-	128	-	-	-	504
Allowance for impairment	-	(45)	-	(130)	-	-	-	(175)
Balance of impaired loans net of allowance for impairment	-	331	-	(2)	-	-	-	329
Total impaired loans, excluding allowance for impairment:	113	4,616	407	7,389	490	784	-	13,799
Total loans acquired at fair value	56,271	83,401	737	24,782	5,249	9,074	75	179,589

Total loans	$618,410	$1,771,928	$3,697	$97,682	$70,990	$20,496	$15,819	$2,599,022

Unpaid principal balance of impaired loans:
Originated and purchased loans	$16,924	$4,605	$73	$1,075	$1,041	$52	$-	$23,770
Loans acquired at fair value	146	5,025	429	8,988	614	870	-	16,072
Total impaired loans	$17,070	$9,630	$502	$10,063	$1,655	$922	$-	$39,842

Impairment Status of Loans Receivable
at June 30, 2015
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Carrying value of impaired loans:

Originated and purchased loans:
Non-impaired loans	$520,070	$1,214,586	$3,328	$69,797	$63,034	$10,854	$4,204	$1,885,873
Impaired loans:
Impaired loans with no allowance for impairment	8,387	1,777	-	1,418	905	26	-	12,513
Impaired loans with allowance for impairment:
Recorded investment	1,853	1,662	-	443	86	-	-	4,044
Allowance for impairment	(116)	(415)	-	(30)	(12)	-	-	(573)
Balance of impaired loans net of allowance for impairment	1,737	1,247	-	413	74	-	-	3,471
Total impaired loans, excluding allowance for impairment:	10,240	3,439	-	1,861	991	26	-	16,557
Total originated and purchased loans	530,310	1,218,025	3,328	71,658	64,025	10,880	4,204	1,902,430

Loans acquired at fair value:
Non-impaired loans	61,895	86,564	346	18,937	5,698	9,589	87	183,116
Impaired loans:
Impaired loans with no allowance for impairment	116	4,072	2,037	8,214	534	488	-	15,461
Impaired loans with allowance for impairment:
Recorded investment	-	442	-	642	-	457	-	1,541
Allowance for impairment	-	(114)	-	(340)	-	(24)	-	(478)
Balance of impaired loans net of allowance for impairment	-	328	-	302	-	433	-	1,063
Total impaired loans, excluding allowance for impairment:	116	4,514	2,037	8,856	534	945	-	17,002
Total loans acquired at fair value	62,011	91,078	2,383	27,793	6,232	10,534	87	200,118

Total loans	$592,321	$1,309,103	$5,711	$99,451	$70,257	$21,414	$4,291	$2,102,548

Unpaid principal balance of impaired loans:
Originated and purchased loans	$16,985	$4,103	$-	$2,036	$1,014	$26	$-	$24,164
Loans acquired at fair value	147	4,759	2,118	10,506	561	975	-	19,066
Total impaired loans	$17,132	$8,862	$2,118	$12,542	$1,575	$1,001	$-	$43,230

Impairment Status of Loans Receivable
Period Ended December 31, 2015 and 2014
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
For the three months ended December 31, 2015:
Average balance of impaired loans	$12,608	$8,075	$809	$8,952	$1,470	$935	$-	$32,849
Interest earned on impaired loans	$33	$11	$-	$204	$10	$-	$-	$258

For the six months ended December 31, 2015:
Average balance of impaired loans	$11,485	$8,011	$1,332	$9,659	$1,501	$943	$-	$32,931
Interest earned on impaired loans	$101	$21	$-	$421	$16	$-	$-	$559

For the three months ended December 31, 2014:
Average balance of impaired loans	$13,057	$7,246	$1,711	$11,655	$1,631	$1,007	$-	$36,307
Interest earned on impaired loans	$36	$46	$-	$190	$11	$-	$-	$283

For the six months ended December 31, 2014:
Average balance of impaired loans	$13,072	$7,775	$1,593	$11,804	$1,644	$1,034	$-	$36,922
Interest earned on impaired loans	$80	$289	$-	$419	$23	$-	$-	$811

The following table presents information regarding the restructuring of the Company’s troubled debts during the three and six months ended December 31, 2015 and 2014 and any defaults during those periods of TDRs that were restructured within 12 months of the date of default.

Troubled Debt Restructurings of Loans Receivable
Period Ended December 31, 2015
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Troubled debt restructuring activity for the three months ended December 31, 2015

Originated and purchased loans
Number of loans	1	-	-	-	-	-	-	1
Pre-modification outstanding recorded investment	$404	$-	$-	$-	$-	$-	$-	$404
Post-modification outstanding recorded investment	354	-	-	-	-	-	-	$354
Charge offs against the allowance for loan loss recognized at modification	61	-	-	-	-	-	-	$61

Loans acquired at fair value
Number of loans	-	-	-	-	2	-	-	2
Pre-modification outstanding recorded investment	$-	$-	$-	$-	$110	$-	$-	$110
Post-modification outstanding recorded investment	-	-	-	-	87	-	-	$87
Charge offs against the allowance for loan loss recognized at modification	-	-	-	-	24	-	-	$24

Troubled debt restructuring defaults for the three months ended December 31, 2015

Originated and purchased loans
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

Troubled Debt Restructurings of Loans Receivable
Period Ended December 31, 2015
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Troubled debt restructuring activity for the six months ended December 31, 2015

Originated and purchased loans
Number of loans	3	-	-	-	-	-	-	3
Pre-modification outstanding recorded investment	$1,097	$-	$-	$-	$-	$-	$-	$1,097
Post-modification outstanding recorded investment	785	-	-	-	-	-	-	$785
Charge offs against the allowance for loan loss recognized at modification	292	-	-	-	-	-	-	$292

Loans acquired at fair value
Number of loans	-	3	-	-	2	-	-	5
Pre-modification outstanding recorded investment	$-	$2,285	$-	$-	$110	$-	$-	$2,395
Post-modification outstanding recorded investment	-	2,290	-	-	87	-	-	$2,377
Charge offs against the allowance for loan loss recognized at modification	-	-	-	-	24	-	-	$24

Troubled debt restructuring defaults for the six months ended December 31, 2015

Originated and purchased loans
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

Troubled Debt Restructurings of Loans Receivable
Period Ended December 31, 2014
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
(In Thousands)
Troubled debt restructuring activity for the three months ended December 31, 2014

Originated and purchased loans
Number of loans	3	-	-	2	-	-	-	5
Pre-modification outstanding recorded investment	$1,291	$-	$-	$348	$-	$-	$-	$1,639
Post-modification outstanding recorded investment	1,150	-	-	322	-	-	-	$1,472
Charge offs against the allowance for loan loss recognized at modification	228	-	-	27	-	-	-	$255

Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Pre-modification outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-
Post-modification outstanding recorded investment	-	-	-	-	-	-	-	$-
Charge offs against the allowance for loan loss recognized at modification	-	-	-	-	-	-	-	$-

Troubled debt restructuring defaults for the three months ended December 31, 2014

Originated and purchased loans
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

Troubled Debt Restructurings of Loans Receivable
Period Ended December 31, 2014
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
(In Thousands)
Troubled debt restructuring activity for the six months ended December 31, 2014

Originated and purchased loans
Number of loans	5	-	-	2	-	-	-	7
Pre-modification outstanding recorded investment	$1,955	$-	$-	$348	$-	$-	$-	$2,303
Post-modification outstanding recorded investment	1,823	-	-	322	-	-	-	$2,145
Charge offs against the allowance for loan loss recognized at modification	261	-	-	27	-	-	-	$288

Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Pre-modification outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-
Post-modification outstanding recorded investment	-	-	-	-	-	-	-	$-
Charge offs against the allowance for loan loss recognized at modification	-	-	-	-	-	-	-	$-

Troubled debt restructuring defaults for the six months ended December 31, 2014

Originated and purchased loans
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

The manner in which the terms of a loan are modified through a troubled debt restructuring generally includes one or more of the following changes to the loan’s repayment terms:

•	Interest Rate Reduction: Temporary or permanent reduction of the interest rate charged against the outstanding balance of the loan.
•	Capitalization of Prior Past Dues: Capitalization of prior amounts due to the outstanding balance of the loan.
•	Extension of Maturity or Balloon Date: Extending the term of the loan past its original balloon or maturity date.
•	Deferral of Principal Payments: Temporary deferral of the principal portion of a loan payment.
•	Payment Recalculation and Re-amortization: Recalculation of the recurring payment obligation and resulting loan amortization/repayment schedule based on the loan’s modified terms.

11.     BORROWINGS

Fixed rate advances from the FHLB of New York mature as follows:

	December 31, 2015		June 30, 2015
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars in Thousands)
Maturing in years ending June 30:
2016	$431,500	0.62%	$382,500	0.41%
2017	3,000	1.05	3,000	1.05
2018	5,225	1.18	5,225	1.18
2021	622	4.94	671	4.94
2023	145,000	3.04	145,000	3.04
Total borrowings	585,347	1.23%	536,396	1.13%
Fair value adjustments	-		9
Total borrowings, net of fair value adjustments	$585,347		$536,405

At December 31, 2015, $434.5 million in advances are due within one year while the remaining $150.8 million in advances are due after one year of which $145.0 million are callable in April 2018.

At December 31, 2015, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $1.0 billion and $177.6 million, respectively. At June 30, 2015, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $894.6 million and $185.2 million, respectively.

Borrowings at December 31, 2015 and June 30, 2015 also included overnight borrowings in the form of depositor sweep accounts totaling $35.1 million and $35.1 million, respectively. Depositor sweep accounts are short term borrowings representing funds that are withdrawn from a customer’s noninterest-bearing deposit account and invested in an uninsured overnight investment account that is collateralized by specified investment securities owned by the Bank.

12.     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

At December 31, 2015 and June 30, 2015, the Company was subject to the terms of certain interest rate derivative agreements that were utilized by the Company to manage the interest rate exposure arising from specific wholesale funding positions. Such wholesale funding sources include floating-rate brokered money market deposits indexed to one-month LIBOR as well as a number of 90 day fixed-rate FHLB advances that are forecasted to be periodically redrawn at maturity for the same 90 day term as the original advance. The derivatives, comprising eight interest rate swaps and two interest rate caps, were designated as cash flow hedges with changes in their fair value recorded as an adjustment through other comprehensive income on an after-tax basis.

The effects of derivative instruments on the statements of condition included in the Consolidated Financial Statements at December 31, 2015 and June 30, 2015 and for the three and six months ended December 31, 2015 and December 31, 2014 are as follows:

	December 31, 2015
	Notional/ Contract Amount	Fair Value	Balance Sheet Location	Expiration Date
	(Dollars in Thousands)
Derivatives designated as hedging instruments
Interest rate swaps by effective date:
July 1, 2013	$165,000	$(578)	Other liabilities	July 1, 2018
August 19, 2013	75,000	(931)	Other liabilities	August 20, 2018
October 9, 2013	50,000	(322)	Other liabilities	October 9, 2018
March 28, 2014	75,000	(1,245)	Other liabilities	March 28, 2019
June 5, 2015	60,000	(1,853)	Other liabilities	June 5, 2020
July 28, 2015	50,000	(1,892)	Other liabilities	July 28, 2020
September 28, 2015	40,000	(1,615)	Other liabilities	September 28, 2020
December 28, 2015	35,000	(1,638)	Other liabilities	December 28, 2020
	550,000	(10,074)
Interest rate caps by effective date:
June 5, 2013	40,000	277	Other liabilities	June 5, 2018
July 1, 2013	35,000	232	Other liabilities	July 1, 2018
	75,000	509
Total	$625,000	$(9,565)

	June 30, 2015
	Notional/ Contract Amount	Fair Value	Balance Sheet Location	Expiration Date
	(Dollars in Thousands)
Derivatives designated as hedging instruments
Interest rate swaps by effective date:
July 1, 2013	$165,000	$(768)	Other liabilities	July 1, 2018
August 19, 2013	75,000	(1,149)	Other liabilities	August 20, 2018
October 9, 2013	50,000	(400)	Other liabilities	October 9, 2018
March 28, 2014	75,000	(1,372)	Other liabilities	March 28, 2019
June 5, 2015	60,000	(1,717)	Other liabilities	June 5, 2020
July 28, 2015	50,000	(1,697)	Other liabilities	July 28, 2020
September 28, 2015	40,000	(1,289)	Other liabilities	September 28, 2020
December 28, 2015	35,000	(1,119)	Other liabilities	December 28, 2020
	550,000	(9,511)
Interest rate caps by effective date:
June 5, 2013	40,000	428	Other liabilities	June 5, 2018
July 1, 2013	35,000	366	Other liabilities	July 1, 2018
	75,000	794
Total	$625,000	$(8,717)

	Three Months Ended December 31, 2015
	Amount of Loss Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
	(Dollars in Thousands)
Derivatives in cash flow hedges
Interest rate swaps by effective date:
July 1, 2013	$(846)	Not applicable	$-
August 19, 2013	(483)	Not applicable	-
October 9, 2013	(322)	Not applicable	-
March 28, 2014	(578)	Not applicable	-
June 5, 2015	(555)	Not applicable	-
July 28, 2015	(479)	Not applicable	-
September 28, 2015	(392)	Not applicable	-
December 28, 2015	(239)	Not applicable	-
	(3,894)		-
Interest rate caps by effective date:
June 5, 2013	(64)	Not applicable	-
July 1, 2013	(50)	Not applicable	-
	(114)		-
Total	$(4,008)		$-

	Six Months Ended December 31, 2015
	Amount of Loss Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
	(Dollars in Thousands)
Derivatives in cash flow hedges
Interest rate swaps by effective date:
July 1, 2013	$112	Not applicable	$-
August 19, 2013	129	Not applicable	-
October 9, 2013	47	Not applicable	-
March 28, 2014	75	Not applicable	-
June 5, 2015	(80)	Not applicable	-
July 28, 2015	(116)	Not applicable	-
September 28, 2015	(193)	Not applicable	-
December 28, 2015	(307)	Not applicable	-
	(333)		-
Interest rate caps by effective date:
June 5, 2013	(46)	Not applicable	-
July 1, 2013	(44)	Not applicable	-
	(90)		-
Total	$(423)		$-

	Three Months Ended December 31, 2014
	Amount of Loss Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
	(Dollars in Thousands)
Derivatives in cash flow hedges
Interest rate swaps by effective date:
July 1, 2013	$(599)	Not applicable	$-
August 19, 2013	(263)	Not applicable	-
October 9, 2013	(211)	Not applicable	-
March 28, 2014	(342)	Not applicable	-
June 5, 2015	(625)	Not applicable	-
July 28, 2015	(540)	Not applicable	-
September 28, 2015	(450)	Not applicable	-
December 28, 2015	(403)	Not applicable	-
	(3,433)		-
Interest rate caps by effective date:
June 5, 2013	(136)	Not applicable	-
July 1, 2013	(125)	Not applicable	-
	(261)		-
Total	$(3,694)		$-

	Six Months Ended December 31, 2014
	Amount of Loss Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
	(Dollars in Thousands)
Derivatives in cash flow hedges
Interest rate swaps by effective date:
July 1, 2013	$47	Not applicable	$-
August 19, 2013	141	Not applicable	-
October 9, 2013	54	Not applicable	-
March 28, 2014	79	Not applicable	-
June 5, 2015	(491)	Not applicable	-
July 28, 2015	(667)	Not applicable	-
September 28, 2015	(503)	Not applicable	-
December 28, 2015	(455)	Not applicable	-
	(1,795)		-
Interest rate caps by effective date:
June 5, 2013	(83)	Not applicable	-
July 1, 2013	(94)	Not applicable	-
	(177)		-
Total	$(1,972)		$-

The Company has in place enforceable master netting arrangements with all counterparties. All master netting arrangements include rights to offset associated with the Company’s recognized derivative assets, derivative liabilities, and cash collateral received and pledged.

At December 31, 2015, two of the Company’s derivatives were in an asset position totaling $509,000 while the remaining eight derivatives were in a liability position totaling $10.1 million. In total, the Company’s derivatives were in a net liability position of $9.6 million at December 31, 2015 and included in other liabilities as of that date. As required under the enforceable master netting arrangement with its derivatives counterparties, the Company posted financial collateral to two counterparties totaling $9.5 million at December 31, 2015.  The financial collateral posted was not included as an offsetting amount at December 31, 2015.

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

13.     BENEFIT PLANS

Components of Net Periodic Expense

The following table sets forth the aggregate net periodic benefit expense for the Bank’s Benefit Equalization Plan, Postretirement Welfare Plan, Directors’ Consultation and Retirement Plan and Atlas Bank Retirement Income Plan:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
	(In Thousands)		(In Thousands)
Service cost	$59	$56	$118	$113
Interest cost	121	82	242	164
Amortization of unrecognized past service liability	9	12	18	24
Amortization of unrecognized loss	9	7	18	14
Expected return on assets	(64)	-	(128)	-
Net periodic benefit cost	$134	$157	$268	$315

Directors Consultation and Retirement Plan

On December 23, 2015, the Company amended its Directors Consultation and Retirement Plan (the “DCRP”) to freeze the DCRP such that no additional DCRP benefits will accrue to any participant after December 31, 2015 and to revise the minimum age requirement for benefit vesting purposes. Accordingly, the benefits payable to participating directors under the DCRP will not increase after December 31, 2015.

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

In addition, the guidance requires the Company to disclose the fair value for assets and liabilities on both a recurring and non-recurring basis.

Those assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Debt securities available for sale:
U.S. agency securities	$-	$6,837	$-	$6,837
Obligations of state and political subdivisions	-	27,683	-	27,683
Asset-backed securities	-	84,179	-	84,179
Collateralized loan obligations	-	127,288	-	127,288
Corporate bonds	-	159,657	-	159,657
Trust preferred securities	-	7,851	-	7,851
Total debt securities	-	413,495	-	413,495

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	-	64,716	-	64,716
Residential pass-through securities	-	234,455	-	234,455
Commercial pass-through securities	-	8,766	-	8,766
Total mortgage-backed securities	-	307,937	-	307,937

Total securities available for sale	$-	$721,432	$-	$721,432

Derivative instruments
Interest rate swaps	$-	$(10,074)	$-	$(10,074)
Interest rate caps	-	509	-	509
Total derivatives	$-	$(9,565)	$-	$(9,565)

	June 30, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Debt securities available for sale:
U.S. agency securities	$-	$7,263	$-	$7,263
Obligations of state and political subdivisions	-	26,835	-	26,835
Asset-backed securities	-	88,032	-	88,032
Collateralized loan obligations	-	128,171	-	128,171
Corporate bonds	-	162,608	-	162,608
Trust preferred securities	-	7,751	-	7,751
Total debt securities	-	420,660	-	420,660

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	-	71,877	-	71,877
Residential pass-through securities	-	263,613	-	263,613
Commercial pass-through securities	-	11,129	-	11,129
Total mortgage-backed securities	-	346,619	-	346,619

Total securities available for sale	$-	$767,279	$-	$767,279

Derivative instruments
Interest rate swaps	$-	$(9,511)	$-	$(9,511)
Interest rate caps	-	794	-	794
Total derivatives	$-	$(8,717)	$-	$(8,717)

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

Those assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Impaired loans	$-	$-	$10,669	$10,669
Real estate owned	$-	$-	$280	$280

	June 30, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Impaired loans	$-	$-	$9,742	$9,742
Real estate owned	$-	$-	$547	$547

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value:

	December 31, 2015
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(In Thousands)
Impaired loans	$10,669	Market valuation of underlying collateral	(1)	Direct disposal costs	(2)	6% - 10%	7.46%
Real estate owned	$280	Market valuation of property	(3)	Direct disposal costs	(2)	8%	8.00%

	June 30, 2015
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(In Thousands)

Impaired loans	$9,742	Market valuation of underlying collateral	(1)	Direct disposal costs	(2)	6% - 10%	9.45%
Real estate owned	$547	Market valuation of property	(3)	Direct disposal costs	(2)	8%	8.00%

(1)	The fair value of impaired loans is generally determined based on an independent appraisal of the market value of a loan’s underlying collateral.
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

At December 31, 2015, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $11.6 million and valuation allowances of $922,000 reflecting fair values of $10.7 million. By comparison, at June 30, 2015, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $10.8 million and valuation allowances of $1.1 million reflecting fair values of $9.7 million.

Once a loan is foreclosed, the fair value of the real estate owned continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan. At December 31, 2015, the Company held real estate owned totaling $280,000 whose carrying value was written down utilizing Level 3 inputs during the first six months of fiscal 2016.  At June 30, 2015, the Company held real estate owned totaling $547,000 whose carrying value was written down utilizing Level 3 inputs during fiscal 2015.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at December 31, 2015 and June 30, 2015:

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

The carrying amounts and fair values of financial instruments are as follows:

	December 31, 2015
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$112,864	$112,864	$112,864	$-	$-
Debt securities available for sale	413,495	413,495	-	413,495	-
Mortgage-backed securities available for sale	307,937	307,937	-	307,937	-
Debt securities held to maturity	167,326	167,657	-	167,657	-
Mortgage-backed securities held to maturity	431,065	431,404	-	431,404	-
Loans receivable	2,581,236	2,551,864	-	-	2,551,864
FHLB Stock	29,671	29,671	-	-	29,671
Interest receivable	10,929	10,929	10,929	-	-

Financial liabilities:
Deposits (1)	2,583,185	2,595,548	1,456,992	-	1,138,556
Borrowings	620,409	634,209	-	-	634,209
Interest payable on borrowings	1,128	1,128	1,128	-	-

Derivative instruments:
Interest rate swaps	(10,074)	(10,074)	-	(10,074)	-
Interest rate caps	509	509	-	509	-

(1)	Includes accrued interest payable on deposits of $78,000 at December 31, 2015.

	June 30, 2015
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$340,136	$340,136	$340,136	$-	$-
Debt securities available for sale	420,660	420,660	-	420,660	-
Mortgage-backed securities available for sale	346,619	346,619	-	346,619	-
Debt securities held to maturity	219,862	218,366	-	218,366	-
Mortgage-backed securities held to maturity	443,479	445,501	-	445,501	-
Loans receivable	2,087,258	2,069,209	-	-	2,069,209
FHLB Stock	27,468	27,468	-	-	27,468
Interest receivable	9,873	9,873	9,873	-	-

Financial liabilities:
Deposits (1)	2,465,650	2,476,425	1,463,974	-	1,012,451
Borrowings	571,499	585,209	-	-	585,209
Interest payable on borrowings	1,020	1,020	1,020	-	-

Derivative instruments:
Interest rate swaps	(9,511)	(9,511)	-	(9,511)	-
Interest rate caps	794	794	-	794	-

(1)	Includes accrued interest payable on deposits of $80,000 at June 30, 2015.

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

15.     COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in stockholders’ equity at December 31, 2015 and June 30, 2015 are as follows:

	December 31, 2015	June 30, 2015
	(In Thousands)
Net unrealized loss on securities available for sale	$(8,019)	$(147)
Tax effect	3,209	(108)
Net of tax amount	(4,810)	(255)

Net unrealized loss on securities available for sale transferred to held to maturity	(1,072)	(1,065)
Tax effect	437	435
Net of tax amount	(635)	(630)

Fair value adjustments on derivatives	(11,844)	(11,130)
Tax effect	4,838	4,547
Net of tax amount	(7,006)	(6,583)

Benefit plan adjustments	(1,368)	(494)
Tax effect	559	201
Net of tax amount	(809)	(293)

Total accumulated other comprehensive loss	$(13,260)	$(7,761)

Other comprehensive loss and related tax effects for the three and six months ended December 31, 2015 and December 31, 2014 are presented in the following table:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
	(In Thousands)		(In Thousands)
Net unrealized holding (loss) gain on securities available for sale	$(6,419)	$3,035	$(7,871)	$(36)

Amortization of net unrealized holding loss on securities available for sale transferred to held to maturity (3)	25	-	(6)	2

Net realized gain on securities available for sale	(2)	(7)	(2)	(7)

Net unrealized gain (loss) on derivatives	6,777	(6,245)	(714)	(3,334)

Benefit plans:
Amortization of:
Actuarial loss (1)	10	7	19	14
Past service cost (1)	9	12	18	24
New actuarial loss	-	-	(911)	(363)
Net change in benefit plan accrued expense	19	19	(874)	(325)

Other comprehensive gain (loss) before taxes	400	(3,198)	(9,467)	(3,700)
Tax effect (2)	(239)	1,680	3,968	1,672
Total other comprehensive gain (loss)	$161	$(1,518)	$(5,499)	$(2,028)

_______________________________________________

(1)	Represents amounts reclassified out of accumulated other comprehensive income and included in the computation of net periodic pension expense. See Note 14 – Benefit Plans for additional information.
(2)

The amounts included in income taxes for items reclassified out of accumulated other comprehensive income totaled $7 and $(358) for the three and six months ended December 31, 2015, respectively, and $5 and $(135) for the three and six months ended December 31, 2014, respectively.

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

Comparison of Financial Condition at December 31, 2015 and June 30, 2015

General. Total assets increased by $167.9 million to $4.41 billion at December 31, 2015 from $4.24 billion at June 30, 2015. The increase in total assets was primarily attributable to an increase in the balance of loans that was partially offset by declines in the balances of cash and cash equivalents, mortgage-backed securities and non-mortgage-backed securities. The net increase in total assets was largely funded through an increase in the balance of deposits and borrowings.

Cash and Cash Equivalents. Cash and cash equivalents, which consist primarily of interest-earning and non-interest-earning deposits in other banks, decreased by $227.3 million to $112.9 million at December 31, 2015 from $340.1 million at June 30, 2015.  The decrease in cash and cash equivalents reflected the deployment of the remaining proceeds raised through the Company’s second-step conversion and stock offering that were not yet fully invested at June 30, 2015.  Such funds were primarily reinvested into the loan portfolio during the six months ended December 31, 2015.

Management actively monitors the level of short term, liquid assets in relation to the expected need for such liquidity to fund the Company’s strategic initiatives while meeting its performance and risk management objectives.  Where appropriate, the Company may alter its liquidity management strategies based upon those objectives.  In that regard, the Company may generally reduce the balance of cash and cash equivalents maintained, compared to those balances held at December 31, 2015, to further reduce the opportunity cost of maintaining excess liquidity.

Debt Securities Available for Sale. Debt securities classified as available for sale decreased by $7.2 million to $413.5 million at December 31, 2015 from $420.7 million at June 30, 2015. The decrease partly reflected principal repayments, net of premium amortization and discount accretion, totaling $346,000 during the six months ended December 31, 2015.  The decrease also reflected a $6.9 million decline in the fair value of the portfolio to a net unrealized loss of $9.1 million at December 31, 2015 from a net unrealized loss of $2.2 million at June 30, 2015. The change in the net unrealized loss reflected changes in the fair value of various sectors within the portfolio arising from movements in market interest rates coupled with a widening of pricing spreads within certain sectors in the portfolio.

The decrease in the fair value of debt securities available for sale was primarily reflected within the applicable “credit sectors” of the portfolio which include asset-backed securities, collateralized loan obligations, corporate bonds and non-pooled trust preferred securities.  The fair value of this subset of securities decreased by $7.7 million to an unrealized loss of $9.3 million at December 31, 2015 from an unrealized loss of $1.6 million at June 30, 2015.  The decrease in fair value largely reflected a general widening of pricing spreads in the marketplace resulting in an overall decrease in the market price of such securities coupled with the adverse effect of certain credit-rating downgrades on specific corporate securities within the portfolio.  The decrease in the fair value of the noted securities was partially offset by an increase of $847,000 in the fair value of government and agency securities, including U.S. agency debentures and municipal obligations, to an unrealized gain of $224,000 from an unrealized loss of $623,000 for the same comparative periods.

Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio as of December 31, 2015.  However, the significant volatility in the financial markets subsequent to that date may result in additional decreases in the fair value of the Company’s available for sale securities.  Such volatility may continue to more adversely impact the fair value of the securities within the “credit sectors” of the portfolio compared to the Company’s government and agency securities.  Moreover, the adverse effects of such volatility on the current and prospective financial strength of specific corporate issuers, and the resulting impact on the fair value of the related securities held by the Company, will continue to be carefully monitored by management.

Additional information regarding debt securities available for sale at December 31, 2015 is presented in Note 7 and Note 9 to the unaudited consolidated financial statements.

Mortgage-backed Securities Available for Sale. Mortgage-backed securities available for sale decreased by $38.7 million to $307.9 million at December 31, 2015 from $346.6 million at June 30, 2015. The net decrease reflected cash repayment of principal, net of discount accretion and premium amortization, totaling $37.6 million coupled with a $1.1 million decrease in the fair value of the portfolio to an unrealized gain of $1.0 million at December 31, 2015 from an unrealized gain of $2.1 million at June 30, 2015.

At December 31, 2015, the available for sale mortgage-backed securities portfolio primarily included agency pass-through securities and agency collateralized mortgage obligations. As of that date, we also held one non-agency mortgage-backed security within the available for sale portfolio whose aggregate carrying value totaled $138,000.  Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio as of that date.

Additional information regarding mortgage-backed securities available for sale at December 31, 2015 is presented in Note 7 and Note 9 to the unaudited consolidated financial statements.

Debt Securities Held to Maturity. Debt securities classified as held to maturity decreased by $52.6 million to $167.3 million at December 31, 2015 from $219.9 million at June 30, 2015. The net decrease in the portfolio largely reflected principal repayments, net of premium amortization and discount accretion, totaling $62.0 million during the six months ended December 31, 2015.  The net decrease was partially offset by the purchase of $9.5 million in securities during the same period.

At December 31, 2015, the held to maturity debt securities portfolio included U.S. agency debentures and municipal obligations, a small portion of which represent non-rated, short term, bond anticipation notes (“BANs”) issued by New Jersey municipalities.  Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio as of that date.

Additional information regarding debt securities held to maturity at December 31, 2015 is presented in Note 8 and Note 9 to the unaudited consolidated financial statements.

Mortgage-backed Securities Held to Maturity. Mortgage-backed securities held to maturity decreased by $12.4 million to $431.1 million at December 31, 2015 from $443.5 million at June 30, 2015. The decrease in the portfolio reflected cash repayment of principal, net of discount accretion and premium amortization, totaling $24.4 million during the six months ended December 31, 2015. These decreases were partially offset by purchases of securities totaling $12.0 million during the quarter ended December 31, 2015

At December 31, 2015, the held to maturity mortgage-backed securities portfolio primarily included agency pass-through securities and agency collateralized mortgage obligations. As of that date, we also held four non-agency mortgage-backed securities in the held to maturity portfolio whose aggregate carrying value and fair value totaled $37,000 and $36,000, respectively. Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio as of that date.

Additional information regarding mortgage-backed securities held to maturity at December 31, 2015 is presented in Note 8 and Note 9 to the unaudited consolidated financial statements.

Loans Receivable. Loans receivable, net of unamortized premiums, deferred costs and the allowance for loan losses, increased by $494.0 million or 23.7% to $2.58 billion at December 31, 2015 from $2.09 billion at June 30, 2015. The increase in net loans receivable was primarily attributable to new loan origination and purchase volume outpacing loan repayments during the six months ended December 31, 2015.

Residential mortgage loans, including home equity loans and lines of credit, increased by $25.9 million to $709.9 million at December 31, 2015 from $684.0 million at June 30, 2015. The components of the net increase included an increase in the balance of one-to-four family first mortgage loans of $26.1 million to $618.4 million at December 31, 2015 from $592.3 million at June 30,

2015.  The net increase also reflected a $733,000 increase in the balance of home equity loans to $71.0 million at December 31, 2015 from $70.3 million at June 30, 2015.  These increases were partially offset by a $918,000 decrease in the balance of home equity lines of credit to $20.5 million at December 31, 2015 from $21.4 million at June 30, 2015.

The growth in the portfolio during the first six months of fiscal 2016 reflected the Company’s intent to modestly increase the outstanding balance of the residential mortgage portfolio while allowing the segment to continue to decline as a percentage of total loans and earning assets.  Notwithstanding this decreased emphasis on retaining residential mortgage loans in the portfolio, the Company is currently expanding its residential lending infrastructure to support strategies focused on increasing the origination volume of residential mortgage loans for sale into the secondary market.  Toward that end, the Bank hired a new Director of Residential Lending during the quarter ended December 31, 2015 who is currently evaluating and modifying the Company’s residential lending function to support that objective.  The increase in residential mortgage loan origination and sale activity is expected to increase the Company’s level of non-interest income over time through the recognition of additional sources of recurring loan sale gains while serving to help manage the Company’s exposure to interest rate risk.  The noted enhancements to the Company’s residential mortgage lending infrastructure and business strategies are expected to be completed during the latter half of the fiscal year ending June 30, 2016.

In total, residential mortgage loan origination and purchase volume for the six months ended December 31, 2015 were $50.0 million and $35.6 million, respectively, while aggregate originations of home equity loans and home equity lines of credit totaled $13.2 million for that same period.

Commercial loans, in aggregate, increased by $461.1 million to $1.87 billion at December 31, 2015 from $1.41 billion at June 30, 2015. The components of the aggregate increase included an increase in commercial mortgage loans totaling $462.8 million that was partially offset by a $1.8 million decrease in commercial business loans.  The ending balances of commercial mortgage loans and commercial business loans at December 31, 2015 were $1.77 billion and $97.7 million, respectively.

Commercial loan origination volume for the six months ended December 31, 2015 totaled $295.5 million, comprising $285.3 million and $10.6 million of commercial mortgage and commercial business loan originations, respectively. Commercial loan originations were augmented with the purchase of commercial mortgage loans and participations totaling $255.0 million coupled with the purchase of commercial business loans totaling $18.0 million during the six months ended December 31, 2015.

The outstanding balance of construction loans, net of loans-in-process, decreased by $2.0 million to $3.7 million at December 31, 2015 from $5.7 million at June 30, 2015. Construction loan disbursements for the six months ended December 31, 2015 totaled $913,000.

Other loans, primarily comprising account loans, deposit account overdraft lines of credit and other consumer loans, increased by $11.5 million to $15.8 million at December 31, 2015 from $4.3 million at June 30, 2015. The increase primarily reflected the funding of consumer loans totaling $12.5 million that were acquired through a wholesale loan origination strategy implemented during the six months ended December 31, 2015. The strategy specifically involves the acquisition of consumer loans originated through Lending Club, an established peer-to-peer (i.e. marketplace) lender.  Through this initiative, the Company purchases high quality, unsecured consumer loans originated through Lending Club’s online platform.  Such loans represent fixed-rate, fully amortizing loans with original terms to maturity typically ranging from three to five years with maximum original loan amounts of $35,000.  The Company currently limits its purchases of Lending Club loans to those issued to qualified borrowers falling within the three highest credit tiers defined within Lending Club’s proprietary credit risk model.

At December 31, 2015, the outstanding balance of the Company’s Lending Club loans totaled $12.2 million representing the outstanding balance of 680 loans with a weighted average interest rate of 9.93% and weighted average FICO scores and debt-to-income ratios of 724 and 19.3%, respectively.  The Company pays annual loan servicing and reporting fees of approximately 140 basis points per year on the unpaid principal balance of the portfolio.

At December 31, 2015, all but one of the Company’s Lending Club loans were current with one loan reported at 0-30 days past due.  None of the Company’s Lending Club loans have defaulted or were charged off through December 31, 2015.  The Company estimates average annualized charge off rates of approximately 1.57% for the loans based on lifetime default rate information provided by Lending Club. However, the actual charge off rates recognized on the Lending Club loans may vary from these initial estimates.  The Company utilized these initial estimated charge off rates as the basis for the historical loss factors applicable to the Lending Club loans in the allowance for loan loss calculation at December 31, 2015 while also applying an appropriate set of environmental loss factors to this new loan segment.  Both historical and environmental loss factors will be reviewed and updated periodically in conjunction with the Company’s quarterly allowance for loan loss analysis.

Loans acquired by the Company through the Lending Club program through December 31, 2015 were generally issued to borrowers located throughout the United States with whom the Bank had no pre-existing relationship.  However, the Company intends to begin offering unsecured consumer loans originated through the Lending Club platform directly to the Bank’s existing customers during the quarter ending March 31, 2016.  As above, the Company intends to purchase only those loans issued to customers that fall within the three highest credit tiers defined within Lending Club’s proprietary credit risk model while allowing lower-graded loans to be held by other investors participating in the Lending Club program.

The Company generally intends to limit the growth of its Lending Club loan portfolio to an initial threshold of approximately $25.0 million in aggregate outstanding balances.  After reaching that threshold, the Company intends to maintain the balance of its portfolio at that level for a period of time while continuing to independently monitor and validate the performance of the portfolio in relation to Company’s expectations as well as those of Lending Club’s proprietary credit risk model.  Additional investment in Lending Club loans may be considered by the Company after a sufficient period of time to properly gauge performance of the initial portfolio and quality of loan servicing and reporting rendered by Lending Club.

In addition to the loans acquired through Lending Club, internal originations of other consumer loans totaled approximately $757,000 for the six months ended December 31, 2015.

Nonperforming Loans. Nonperforming loans decreased by $1.9 million to $21.0 million, or 0.81% of total loans at December 31, 2015, from $22.9 million or 1.09% of total loans at June 30, 2015. Nonperforming loans generally include loans reported as “accruing loans over 90 days past due” as well as loans reported as “nonaccrual”.  However, the balances of nonperforming loans at December 31, 2015 and June 30, 2015 were comprised entirely of nonaccrual loans with no loans reported as over 90 days past due and accruing.

The balance of loans at December 31, 2015 includes 57 residential mortgage loans with an aggregate carrying value totaling $20.0 million that were previously serviced by BAC Home Loan Servicing, a subsidiary of Bank of America (“BOA”).  Such loans include 30 nonperforming loans with carrying values totaling $9.0 million as of that date.  During the prior quarter ended September 30, 2015, the Bank and BOA had mutually agreed to transfer the servicing of all remaining loans owned by the Bank, including the nonperforming loans, from BOA to the Bank.

The terms of the applicable servicing transfer agreement included provisions requiring the Bank to reimburse BOA for all “scheduled” principal and interest (“P&I”) payments advanced to the Bank by BOA where such payments had not been paid by the borrower.  The agreement terms also require the Bank to reimburse BOA for all taxes and insurance (“T&I”) advances that had resulted in negative escrow balances as well as other corporate payments advanced by BOA to support the collections and foreclosure process on nonperforming loans where such payments have not been repaid by the borrower through the date of servicing transfer.

The transfer of servicing was complete during the quarter ending December 31, 2015 including the Bank’s obligatory reimbursement to BOA of the advances noted above.  The Bank paid no additional fees to BOA to complete the transfer of loan servicing.  Consequently, the annual servicing fee of 0.25% per loan previously paid to BOA was discontinued at no additional cost to the Bank upon completing the servicing transfer during the period.

Additional information about the Company’s nonperforming loans at December 31, 2015 is presented in Note 10 to the unaudited consolidated financial statements.

Allowance for Loan Losses. During the six months ended December 31, 2015, the balance of the allowance for loan losses increased by $4.9 million to $20.5 million, or 0.79% of total loans at December 31, 2015, from $15.6 million, or 0.74% of total loans at June 30, 2015. The increase resulted from provisions of $6.1 million during the six months ended December 31, 2015 that were partially offset by charge offs, net of recoveries, totaling $1.1 million during that same period.

With regard to loans individually evaluated for impairment, the balance of our allowance for loan losses attributable to such loans decreased by $129,000 to approximately $922,000 at December 31, 2015 from $1.1 million at June 30, 2015. The balance at December 31, 2015 reflected the allowance for impairment identified on $3.7 million of impaired loans while an additional $27.8 million of impaired loans had no allowance for impairment as of that date. By comparison, the balance at June 30, 2015 reflected the allowance for impairment identified on $5.6 million of impaired loans while an additional $28.0 million of impaired loans had no allowance for impairment as of that date. The outstanding balances of impaired loans reflected the cumulative effects of various adjustments including, but not limited to, purchase accounting valuations and prior charge-offs, where applicable, which are considered in the evaluation of impairment.

With regard to loans evaluated collectively for impairment, the balance of our allowance for loan losses attributable to such loans increased by $5.0 million to $19.6 million at December 31, 2015 from $14.6 million at June 30, 2015. The increase in valuation was partly attributable to an increase in the aggregate outstanding balance of loans collectively evaluated for impairment as well as the ongoing reallocation of loans within the portfolio toward commercial loans against which we generally assign comparatively higher historical and environmental loss factors in our ALLL calculation.  The increase in the allowance for loan loss also reflected increases to historical and environmental loss factors during the six months ended December 31, 2015.

With regard to historical loss factors, our loan portfolio experienced a net annualized charge-off rate of 0.10% during the six months ended December 31, 2015 representing a decrease of six basis points from the 0.16% of charge-offs reported for fiscal 2015. The historical loss factors used in our allowance for loan loss calculation methodology were updated to reflect the effect of these charge offs on the average annualized historical charge off rates by loan segment over the two year look-back period used by that methodology. However, such updates also reflected the “expired” impact of certain significant historical recoveries that had previously been captured within that lookback period.  The “roll off” of these prior recoveries in the calculation of the loss factors resulted in an overall increase to the required allowance for certain commercial loan segments during the quarter ended December 31, 2015.  The change in average net charge-off rates coupled with the concurrent increase in the overall balance of the unimpaired portion of the loan portfolio resulted in a net increase of $448,000 in the applicable portion of the allowance to $2.4 million as of December 31, 2015 compared to $1.9 million as of June 30, 2015.

In addition to updating historical loss factors, we also modified the following environmental loss factors during the six months ended December 31, 2015 to reflect the increased level of risk exposure and estimated losses arising from the continued growth and diversification within in the applicable segments of our loan portfolio and the supporting changes to lending strategies and infrastructure to support those objectives:

• Concentration of credit: Increase loss factor within the following originated loan segment to reflect additional estimated impairment arising from increased exposure to one or more of the following concentration-related risks:  (a) increase in origination and/or purchase of larger loan amount to individual borrowers and, (b) increase in origination and/or purchase of loans collateralized by real estate located in New Jersey and the five boroughs of New York City.

•	Nonresidential mortgage loans: Increased (+3 bp) from “12” to “15”

• Changes in the nature, volume and terms of loans: Increase loss factor within the following originated loan segment to reflect additional estimated impairment arising from accelerating growth resulting in decreased seasoning of loans and borrowers in segment.

•	Multi-family mortgage loans: Increased (+3 bp) from “15” to “18”

• Changes in credit policies and strategies: Increase loss factor within the following originated loan segments to reflect increased risk of additional credit losses due to changes in credit policies and lending practices arising from organizational changes within commercial business lending function.

•	Commercial business loans (All originated segments): Increased (+3 bp) from “9” to “12”

• Experience, ability and depth of lending resources: Increase loss factor within the following originated loan segments to reflect increased risk of additional losses due to changes in lending management and staff arising from organizational changes within commercial business lending function.

•	Commercial business loans (All originated segments): Increased (+3 bp) from “9” to “12”

In addition to the changes noted above, we also applied the following set of initial environmental loss factors to the newly established loan segment containing the unsecured consumer loans acquired from Lending Club, as described earlier.  Such loss factors generally reflect the increased risk of additional credit losses arising from the implementation of the new consumer lending strategy:

•	Consumer Loans (Lending Club)
o	Changes in credit policies and strategies: +15 bps
o	National and local economic trends and conditions: +6 bps
o	Changes in the nature, volume and terms of loans: +15 bps
o	Experience, ability and depth of lending resources: +15 bps
o	Levels and trends of nonperforming loans: +6 bps
o	Concentration of credit: +15 bps
o	Total environmental loss factors: +72 bps

As noted earlier, this initial set of environmental loss factors applied to the Lending Club loan segment is complemented by proxy historical loss factors whose weighted average at December 31, 2015 totals 1.57% across the outstanding balances of loans within the three highest credit grades purchased by the Company. In total, the Company maintained total loss factors of 2.29% as a reserve for credit losses against the Lending Club loans at December 31, 2015.  Such factors will continue to be periodically evaluated and updated, where appropriate, in conjunction with the Company’s allowance for loan loss calculation methodology.

The noted changes in environmental loss factors coupled with the concurrent increase in the overall balance of the unimpaired portion of the loan portfolio resulted in a net increase of $4.6 million in the applicable portion of the allowance to $17.2 million as of December 31, 2015 compared to $12.6 million as of June 30, 2015.

The tables on the following pages present the historical and environmental loss factors, reported as a percentage of outstanding loan principal, that were the basis for computing the portion of the allowance for loan losses attributable to loans collectively evaluated for impairment at December 31, 2015 and June 30, 2015.

Allowance for Loan Losses Allocation of Loss Factors on Loans Collectively Evaluated for Impairment
at December 31, 2015
	Historical Loss Factors	Environmental Loss Factors(2)	Total
Residential mortgage loans
Originated	0.00%	0.27%	0.27%
Purchased	4.89	0.75	5.64
Acquired in merger (CJB) (3) (5)	(3.39)	0.39	-
Acquired in merger (Atlas) (4)	-	0.09	0.09

Home equity loans
Originated	0.01	0.33	0.34
Acquired in merger (CJB) (3)	0.48	0.39	0.87
Acquired in merger (Atlas) (4)	-	0.09	0.09

Home equity lines of credit
Originated	-	0.33	0.33
Acquired in merger (CJB) (3)	0.13	0.39	0.52

Construction loans
1-4 family
Originated	-	0.69	0.69
Acquired in merger (CJB) (3)	-	0.39	0.39
Multi-family
Originated	-	0.69	0.69
Acquired in merger (CJB) (3)	-	0.39	0.39
Nonresidential
Originated	-	0.69	0.69
Acquired in merger (CJB) (3)	-	0.39	0.39

Commercial mortgage loans
Multi-family
Originated	-	0.87	0.87
Acquired in merger (CJB) (3)	-	0.39	0.39
Acquired in merger (Atlas) (4)	-	0.09	0.09
Nonresidential
Originated	0.06	0.84	0.90
Acquired in merger (CJB) (3)	0.10	0.39	0.49
Acquired in merger (Atlas) (4)	-	0.09	0.09

Commercial business loans
Secured (1-4 family)
Originated	0.16	0.75	0.91
Acquired in merger (CJB) (3)	0.39	0.39	0.78
Secured (other)
Originated	0.13	0.75	0.88
Purchased	1.19	0.63	1.82
Acquired in merger (CJB) (3)	0.43	0.39	0.82
Unsecured
Originated	-	0.60	0.60
Acquired in merger (CJB) (3)	1.56	0.39	1.95

Allowance for Loan Losses Allocation of Loss Factors on Loans Collectively Evaluated for Impairment
at December 31, 2015 (continued)
	Historical Loss Factors	Environmental Loss Factors(2)	Total
SBA 7A
Originated	-%	0.90%	0.90%
Acquired in merger (CJB) (3) (5)	(4.77)	0.57	-
SBA Express
Originated	-	0.90	0.90
Acquired in merger (CJB) (3)	36.65	0.57	37.22
SBA Line of credit
Originated	-	0.90	0.90
Acquired in merger (CJB) (3)	10.22	0.57	10.79

Other consumer loans
Originated (1)	-	-	-
Purchased	1.57	0.72	2.29

________________________________

(1)

“Base” environmental loss factors on originated consumer loans range from 0.21%  to 0.27% while historical loss factors range from 0.00% to 2.02% based on loan type. Resulting balances in the allowance for loan losses are immaterial and therefore excluded from the presentation.

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

Additional information about our allowance for loan losses at December 31, 2015 is presented in Note 10 to the unaudited consolidated financial statements.

Other Assets. The aggregate balance of other assets, including premises and equipment, FHLB stock, interest receivable, goodwill, bank owned life insurance, deferred income taxes and other miscellaneous assets, increased by $11.9 million to $391.1 million at December 31, 2015 from $379.2 million at June 30, 2015.

The increase in other assets reflected a $5.4 million increase in deferred income taxes arising primarily from changes in the fair value of the Company’s available for sale securities and derivatives portfolios coupled with an increase in the allowance for loan losses.  The increase also reflected a $2.2 million increase in FHLB stock resulting from an increase in short-term advances drawn during the six months ended December 31, 2015 coupled with a $2.8 million increase in the cash surrender value of Company’s bank-owned life insurance policies.

The noted increases in other assets included a $1.4 million increase in the balance of real estate owned (“REO”) to $2.3 million, representing the carrying value of five properties at December 31, 2015, from $942,000, representing the carrying value of two properties at June 30, 2015.

The remaining increases and decreases in other assets during the six months ended December 31, 2015 generally comprised normal operating fluctuations in their respective balances.

Deposits. Total deposits increased by $117.5 million to $2.58 billion at December 31, 2015 from $2.47 billion at June 30, 2015.  The increase in deposit balances reflected a $122.8 million increase in interest-bearing deposits that was partially offset by a $5.3 million decrease in non-interest-bearing checking accounts.  The net increase in interest-bearing deposits comprised increases in certificates of deposit and interest-bearing checking accounts totaling $124.5 million and $4.3 million, respectively. The noted increases in interest-bearing deposits were partially offset by a $6.0 million decrease in the balance of savings and club accounts.

The increase in the balance of certificates of deposit largely reflected the effects of attractive retail pricing offered on a limited number of promotional products during the six months ended December 31, 2015 to fund a portion of the growth in loans during the period while also providing opportunities to cross-sell other core deposit products to newly acquired customers.  The concurrent decline in non-interest-bearing deposits generally reflected fluctuating balances within certain large commercial deposit accounts.  Notwithstanding these day-to-day fluctuations, the average balance of non-interest-bearing deposits has increased by $7.7 million during the first half of fiscal 2016 to $225.5 million for the six months ended December 31, 2015 compared to $217.9 million for the prior year ended June 30, 2015.

The change in deposit balances for the period reflected changes in the balances of retail deposits as well as “non-retail” deposits acquired through various wholesale channels. The increase in the balance of interest-bearing checking accounts included a $2.1 million increase in the balance of brokered money market deposits acquired through Promontory’s IND program to $228.3 million, or 8.8% of total deposits at December 31, 2015, from $226.2 million, or 9.2% of total deposits at June 30, 2015. The terms of the IND program generally establish a reciprocal commitment for Promontory to deliver and for us to accept such deposits for a period of no less than five years during which time total aggregate balances shall be maintained within a range of $200.0 million to $230.0 million. Such deposits are generally sourced by Promontory from large retail and institutional brokerage firms whose individual clients seek to have a portion of their investments held in interest-bearing accounts at FDIC-insured institutions.  The increase in IND program balances was augmented by a $2.2 million increase in retail interest-bearing checking accounts.

We continued to utilize a deposit listing service through which we attract “non-brokered” wholesale time deposits targeting institutional investors with a three-to-five year investment horizon. We generally prohibit the withdrawal of our listing service deposits prior to maturity. The balance of the Bank’s listing service time deposits remained stable at $89.9 million representing 3.5% and 3.6% of total deposits at December 31, 2015 and June 30, 2015.

We also maintain a small portfolio of longer-term, brokered certificates of deposit that were originally acquired during fiscal 2014 whose balances decreased by approximately $291,000 to $18.1 million at December 31, 2015 from $18.4 million at June 30, 2015. In combination with Promontory IND money market deposits noted above, our brokered deposits totaled $246.4 million, or 9.5% of deposits at December 31, 2015 compared to $244.6 million, or 9.9% of total deposits at June 30, 2015.

Given the overall stability in the balances of wholesale time deposits, the increase in certificates of deposit noted earlier was largely attributable to an increase in retail time deposits.

Borrowings. The balance of borrowings increased by $48.9 million to $620.4 million at December 31, 2015 from $571.5 million at June 30, 2015. The increase in borrowings primarily reflected an additional short-term advance of $50.0 million drawn during the six months ended December 31, 2015 whose cost had been effectively fixed over a five-year period based on a previously executed interest rate swap transaction whose terms became effective during the period.  At December 31, 2015, the wholesale funding associated with all of the Company’s outstanding interest rate derivatives has been fully drawn with such swaps and caps expected to serve as effective cash flow hedges over their remaining terms to maturity.

The increase in borrowings also reflected a $32,000 decrease in outstanding overnight “sweep account” balances linked to customer demand deposits.

Other Liabilities. The balance of other liabilities, including advance payments by borrowers for taxes and other miscellaneous liabilities, increased by $2.3 million to $35.0 million at December 31, 2015 from $32.7 million at June 30, 2015. The increase generally represented normal operating fluctuations in the balances of other liabilities.

Stockholders’ Equity. Stockholders’ equity decreased by $899,000 to $1.17 billion at December 31, 2015.   The net decrease in stockholders’ equity reflected a $5.5 million decrease in accumulated other comprehensive loss due primarily to changes in the fair value of the Company’s available for sale securities portfolio and outstanding derivatives.  This decrease was partially offset by net income of $6.8 million, less $3.6 million in cash dividends paid to shareholders, coupled with a $973,000 reduction of unearned ESOP shares for plan shares earned during the six months ended December 31, 2015.

Comparison of Operating Results for the Three Months Ended December 31, 2015 and December 31, 2014

General. Net income for the three months ended December 31, 2015 was $3.8 million or $0.04 per diluted share; an increase of $1.6 million from $2.2 million or $0.02 per diluted share for the three months ended December 31, 2014. The increase in net income reflected increases in net interest income and non-interest income that were partially offset by increases in the provision for loan losses and non-interest expense.  These factors contributed to an overall increase in pre-tax net income and a corresponding increase in the provision for income taxes.

Net Interest Income. Net interest income for the three months ended December 31, 2015 was $23.9 million; an increase of $4.4 million from $19.6 million for the three months ended December 31, 2014. The increase in net interest income between the comparative periods resulted from an increase in interest income that was partially offset by an increase in interest expense. The increase in interest income was attributable to an increase in the average balance of interest-earning assets coupled with a concurrent increase in their average yield.   The increase in interest expense resulted from an increase in the average balance of interest-bearing liabilities coupled with a concurrent increase in their average cost.

As a result of these factors, our net interest rate spread decreased 16 basis points to 2.09% for the three months ended December 31, 2015 from 2.25% for the three months ended December 31, 2014. The decrease in the net interest rate spread reflected a 17 basis point increase in the average cost of interest-bearing liabilities to 1.07% for the three months ended December 31, 2015 from 0.90% for the three months ended December 31, 2014.  The increase was partially offset by a one basis point increase in the average yield on interest-earning assets to 3.16% for three months ended December 31, 2015 from 3.15% for the three months ended December 31, 2014.  A discussion of the factors contributing to changes in the average yield and average cost of categories within interest-earning assets and interest-bearing liabilities, respectively, is presented in the separate discussion and analysis of interest income and interest expense below.

The factors resulting in the reported decrease in our net interest rate spread also affected our net interest margin.  However, their impact was fully offset by the effect of the significant increase in the Company’s capital arising from its second step conversion and stock offering.  The additional interest income earned on the loans and securities funded with the new capital resulted in the Company’s net interest margin remaining unchanged at 2.38% for the three month periods ended December 31, 2015 and December 31, 2014.

Interest Income. Total interest income increased $5.9 million to $31.8 million for the three months ended December 31, 2015 from $25.9 million for the three months ended December 31, 2014. As noted above, the increase in interest income partly reflected a $729.7 million increase in the average balance of interest-earning assets to $4.02 billion for the three months ended December 31, 2015 from $3.29 billion for the three months ended December 31, 2014.  For those same comparative periods, the yield on earning assets increased one basis point to 3.16% from 3.15%.

Interest income from loans increased $6.0 million to $24.6 million for the three months ended December 31, 2015 from $18.6 million for the three months ended December 31, 2014. The increase in interest income on loans was attributable to a net increase in the average balance of loans that was partially offset by a decline in their average yield.

The average balance of loans increased by $708.5 million to $2.50 billion for the three months ended December 31, 2015 from $1.79 billion for the three months ended December 31, 2014. The reported increase in the average balance of loans primarily reflected an aggregate increase of $662.8 million in the average balance of commercial loans to $1.76 billion for the three months ended December 31, 2015 from $1.10 billion for the three months ended December 31, 2014. Our commercial loans generally comprise commercial mortgage loans, including multi-family and nonresidential mortgage loans, as well as secured and unsecured commercial business loans.

The increase in the average balance of commercial loans was augmented by a $39.5 million increase in the average balance of residential mortgage loans to $714.6 million for the three months ended December 31, 2015 from $675.1 million for the three months ended December 31, 2014. Our residential mortgages generally comprise one- to four-family first mortgage loans, home equity loans and home equity lines of credit.

The noted increases in the average balances of loans were partially offset by a $4.0 million decrease in the average balance of construction loans, which declined to $3.7 million for the three months ended December 31, 2015 from $7.8 million for the three months ended December 31, 2014. For those same comparative periods, the average balance of other loans, comprising account loans, deposit account overdraft lines of credit and other consumer loans, increased by $6.1 million to $11.0 million from $4.9 million.

The effect on interest income attributable to the net increase in the average balance of loans was partially offset by the noted decrease in their average yield. The average yield on loans decreased by 22 basis points to 3.95% for the three months ended December 31, 2015 from 4.17% for the three months ended December 31, 2014. The reduction in the overall yield on our loan portfolio largely reflected the effect of the comparatively lower average yield on newly originated loans in relation to that of the portfolio of existing loans which has reduced the overall yield of the aggregate portfolio.  To a lesser extent, the decline in the average yield generally reflects the effects of low market interest rates that provide “rate reduction” refinancing incentive to existing borrowers while also contributing to the downward re-pricing of adjustable rate loans.

Interest income from mortgage-backed securities decreased by $245,000 to $4.4 million for the three months ended December 31, 2015 from $4.7 million for the three months ended December 31, 2014. The decrease in interest income reflected a decrease in the average yield of mortgage-backed securities that was partially offset by an increase in their average balance.

The average yield on mortgage-backed securities decreased by 25 basis points to 2.35% for the three months ended December 31, 2015 from 2.60% for the three months ended December 31, 2014. The reduction in the overall yield on mortgage-backed securities largely reflected the effect of the comparatively lower average yield on purchased securities in relation to that of the existing portfolio coupled with the continuing repayment of comparatively higher yielding securities within the portfolio.

For those same comparative periods, the average balance of mortgage-backed securities increased by $35.8 million to $751.6 million for the three months ended December 31, 2015 from $715.8 million for the three months ended December 31, 2014. The increase in the average balance of mortgage-backed securities largely reflected the level of aggregate security purchases outpacing principal repayments and security sales between comparative periods.

Interest income from debt securities increased by $118,000 to $2.4 million for the three months ended December 31, 2015 from $2.3 million for the three months ended December 31, 2014. The increase in interest income reflected an increase in the average yield of debt securities that was partially offset by a decrease in their average balance.  The average yield on debt securities increased 14 basis points to 1.58% for the three months ended December 31, 2015 from 1.44% for the three months ended December 31, 2014. For those same comparative periods, the average balance of debt securities decreased $28.4 million to $607.6 million from $636.0 million.

The increase in the average yield on debt securities reflected a 15 basis point increase in the yield on taxable securities to 1.49% during the three months ended December 31, 2015 from 1.34% during the three months ended December 31, 2014. For those same comparative periods, the yield on tax-exempt securities increased three basis points to 1.99% from 1.96%.

The decrease in the average balance of debt securities was partly attributable to a $40.0 million decrease in the average balance of taxable securities to $496.0 million for the three months ended December 31, 2015 from $536.0 million for the three months ended December 31, 2014. The increase in taxable securities was partially offset by an $11.6 million increase in the average balance of tax-exempt securities to $111.6 million from $100.0 million.

Interest income from other interest-earning assets increased by $46,000 to $374,000 for the three months ended December 31, 2015 from $328,000 for the three months ended December 31, 2014 reflecting increases in their average balance and average yield.  The average balance of other interest-earning assets increased by $13.7 million to $167.5 million for the three months ended December 31, 2015 from $153.8 million for the three months ended December 31, 2014. For those same comparative periods, the average yield on other interest-earning assets increased by five basis points to 0.90% from 0.85%.

Interest Expense. Total interest expense increased by $1.5 million to $7.9 million for the three months ended December 31, 2015 from $6.3 million for the three months ended December 31, 2014. As noted earlier, the increase in interest expense resulted from an increase in the average balance of interest-bearing liabilities coupled with an increase in their average cost. The average balance of interest-bearing liabilities increased by $122.7 million to $2.95 billion for the three months ended December 31, 2015 from $2.83 billion for the three months ended December 31, 2014. For those same comparative periods, the average cost of interest-bearing liabilities increased 17 basis points to 1.07% from 0.90%.

Interest expense attributed to deposits increased by $557,000 to $4.5 million for the three months ended December 31, 2015 from $4.0 million for the three months ended December 31, 2014. The increase in interest expense was attributable to increases in the average cost and average balance of interest-bearing deposits.

The average cost of interest-bearing deposits increased by eight basis points to 0.78% for the three months ended December 31, 2015 from 0.70% for the three months ended December 31, 2014. The net increase in the average cost reflected an increase in the average cost of certificates of deposit which increased 11 basis points to 1.20% for the three months ended December 31, 2015 from 1.09% for the three months ended December 31, 2014. For those same comparative periods, the average cost of interest-bearing checking accounts increased four basis points to 0.57% from 0.53% while the average cost of savings and club accounts increased one basis point to 0.17% from 0.16%.

The average balance of interest-bearing deposits increased by $63.7 million to $2.33 billion for the three months ended December 31, 2015 from $2.26 billion for the three months ended December 31, 2014. The net increase in the average balance reflected increases in the average balance of certificates of deposit and savings and club accounts that were partially offset by a decrease in the average balances of interest-bearing checking accounts.  For the comparative periods noted, the average balance of certificates of deposit increased by $66.4 million to $1.10 billion from $1.03 billion while the average balance of savings and club accounts increased by $402,000 to $510.8 million from $510.4 million.  For those same comparative periods, the average balance of interest-bearing checking accounts decreased by $3.1 million to $716.0 million from $719.1 million.

Interest expense attributed to borrowings increased by $990,000 to $3.4 million for the three months ended December 31, 2015 from $2.4 million for the three months ended December 31, 2014. The increase in interest expense on borrowings reflected an increase in their average balance coupled with an increase in their average cost. The average balance of borrowings increased by $59.1 million to $626.3 million for the three months ended December 31, 2015 from $567.2 million for the three months ended December 31, 2014. For those same comparative periods, the average cost of borrowings increased by 47 basis points to 2.14% from 1.67%.

The increase in the average balance of borrowings largely reflected a $47.9 million increase in the average balance of FHLB advances, which increased to $586.3 million for the three months ended December 31, 2015 from $536.6 million for the three months ended December 31, 2014. For those same comparative periods, the average cost of FHLB advances increased 51 basis points to 2.25% from 1.74%. The noted increase in the average balance of FHLB advances was augmented by a $9.4 million increase in the average balance of other borrowings, comprised primarily of depositor sweep accounts, to $40.0 million from $30.6 million. The average cost of sweep accounts increased by three basis points to 0.53% from 0.50% between the same comparative periods.

Provision for Loan Losses. The provision for loan losses increased by $1.7 million to $3.4 million for the three months ended December 31, 2015 from $1.7 million for the three months ended December 31, 2014.  The increase was primarily attributable to a larger provision on non-impaired loans evaluated collectively for impairment due, in part, to comparatively higher growth in such loans between periods.  The net increase in provision expense attributable to non-impaired loans also reflected updates to environmental and historical loss factors whose effects contributed to the increase in the provision for loan losses between comparative periods.

With regard to environmental loss factors, the increase in such factors during the three months ended December 31, 2015 primarily reflected the continuing growth and diversification within the Company’s loan portfolio and the resulting recognition of the increased risk of potential credit losses associated with the growth in commercial lending.

With regard to historical loss factors, the increase in such factors during the three months ended December 31, 2015 was largely attributable to the “expired” impact of certain significant historical recoveries that had previously been captured within the two-year lookback period used to calculate the Company’s historical loss factors.  The “roll off” of these prior recoveries in the calculation of the loss factors resulted in an overall increase in the provision attributable to certain commercial loan segments during the quarter ended December 31, 2015.  The changes in historical loss factors also reflected the effects of the net charges offs recognized during the period.

The increase in provision expense also reflected an increase in specific losses recognized on nonperforming loans individually reviewed for impairment.  However, those losses were more than offset by an increase in recoveries of prior charge offs attributable to such loans between comparative periods.

Additional information regarding the allowance for loan losses and the associated provisions recognized during the three months ended December 31, 2015 is presented in Note 10 to the unaudited consolidated financial statements as well as the Comparison of Financial Condition at December 31, 2015 and June 30, 2015 presented earlier.

Non-Interest Income. Non-interest income, excluding security sale gains and losses on the sale and write-down of real estate owned, increased by $815,000 to $2.5 million for the three month period ended December 31, 2015 from $1.7 million for the three months ended December 31, 2014.  The increase was largely attributable to a $755,000 increase in income from bank-owned life insurance that was primarily attributable to an increase in the average balance of the underlying cash surrender value of the associated policies which provides the basis for the income earned on such policies.  The increase in the average balance of bank owned life insurance reflected the Company’s purchase of an additional $80.0 million in such policies during the latter half of fiscal 2015.  The increase in non-interest income also reflected gains on sale of SBA loans of $76,000 for the three months ended December 31, 2015 compared to $9,000 during the three months ended December 31, 2014.

The noted increases in non-interest income were partially offset by less noteworthy variances in loan-related and deposit-related fees and service charges and other miscellaneous income.

In addition to the changes in non-interest income noted above, we also recognized net security sale gains totaling $2,000 during the three months ended December 31, 2015 compared to $7,000 of such gains recognized during the three months ended December 31, 2014.  We also recognized net losses totaling $113,000 arising from the write down and sale of REO during the six months ended December 31, 2015 compared to net gains of $5,000 recognized on REO disposals during the earlier comparative period.

Non-Interest Expenses. Non-interest expense increased by $1.2 million to $17.7 million for the three months ended December 31, 2015 from $16.5 million for the three months ended December 31, 2014. The net increase in non-interest expense partly reflected increases in salary and employee benefit expense, advertising and marketing expense and miscellaneous expense that were partially offset by a decrease in equipment and system expense.  Less noteworthy variances in other categories of non-interest expense such as premises occupancy expense, deposit insurance expense and director compensation expense reflected normal growth or operating fluctuations within those categories.

Salaries and employee benefits expense increased by $793,000 to $10.4 million for the three months ended December 31, 2015 from $9.6 million for the three months ended December 31, 2014.  The increase largely reflected the effects of annual increases in non-executive wages and salaries for fiscal 2016 and the cost of staffing additions within the lending and business development functions coupled with less noteworthy increases in employee incentive compensation and commissions expenses.  The increase in employee-compensation related expenses also reflected an increase in employee benefits expenses primarily reflecting an increase in the cost of employee health insurance benefits as well as an increase in ESOP expense arising from an increase in the market value of the Company’s capital stock between comparative periods.

The increase in salaries and employee benefits also reflected the effects of adjustments to accrued employee pension expense that were recognized during the earlier comparative quarter ended December 31, 2014.  Such adjustments arose from changes to actuarial assumptions relating to the Company’s multi-employer defined benefit pension plan for employees and reduced the expense recognized during that earlier comparative period.

On December 23, 2015, the Company amended its Directors Consultation and Retirement Plan (the “DCRP”) to freeze the DCRP such that no additional DCRP benefits will accrue to any participant after December 31, 2015 and to revise the minimum age requirement for benefit vesting purposes. Accordingly, the benefits payable to participating directors under the DCRP will not increase after December 31, 2015.

Advertising and marketing expense increased by $335,000 to $563,000 for the three months ended December 31, 2015 from $228,000 for the three months ended December 31, 2014.  The increase largely reflected increases in advertising expenses across a variety of advertising formats including outdoor, print and electronic media in support of the Company’s loan and deposit growth initiatives.  Additionally, the level of advertising and marketing expenditures during the earlier comparative period reflected lower levels of such expenses in anticipation of the corporate name change and re-branding initiatives that commenced later in fiscal 2015.

Miscellaneous expense increased by $413,000 from $2.5 million for the three months ended December 31, 2015 from $2.1 million for the three months ended December 31, 2014.  The increase in miscellaneous expense partly reflected an increase in loan underwriting and servicing expenses arising from growth in loans originated, purchased and serviced by others during the period.  The variance in miscellaneous expense also reflected an increase in legal expense that was largely attributable to an increase in loan-related legal fees including those associated with new loan purchases, collections and foreclosure efforts on existing, nonperforming loans as well as the transfer of servicing from BOA to the Bank noted earlier.  To a lesser extent, the increase in legal expense also reflected an increase in fees associated with general corporate legal matters.  The increase in miscellaneous expense also reflected an increase in insurance expense arising from expanded coverage across several corporate policies as well as an increase in workers compensation expense.  Additionally, the increase in miscellaneous expense reflected an increase in the Bank’s regulatory assessment arising from an increase in the Bank’s total assets which its primary regulator utilizes as the calculation basis for that assessment.

The noted increases in non-interest expense were partially offset by a decrease in equipment and systems expense that partly reflected a reduction of technology service provider expenses arising from a non-recurring recovery of certain historical data network charges.  The charges were originally incurred in conjunction with a reconfiguration of the Company’s data network and were recovered upon completing that reconfiguration and negotiating the final terms of the revised contract with the service provider.  To a lesser extent, the reduction in expense also reflects the overall reduction in ongoing data network charges resulting from the terms of the revised contract with the service provider.

Other professional services included in miscellaneous expense during the three months ended December 31, 2015 included a portion of the costs of engaging a third-party consulting firm to thoroughly review and analyze the Company’s current operating practices, policies and procedures and the effectiveness with which its supporting infrastructure, including human resources and systems, are organized, deployed and utilized.  The first phase of the consulting engagement was completed during the quarter ended December 31, 2015 including the presentation of specific findings and recommendations which were under review by management as of that date.

During the second half of fiscal 2106, the consultant is expected to assist the Company in implementing a formal corporate profitability measurement regimen.  Once fully deployed and implemented, we expect the system will enable us to better measure and monitor the overall profitability and operating efficiency of our branches, departments and lines of business in relation to internal performance improvement goals and objectives.  Moreover, we expect the profitability system will enable us to compare the performance of our individual business units to those of a select group of institutions in our marketplace thereby providing us with a more succinct and meaningful basis to measure corporate performance in relation to peers.

Provision for Income Taxes. The provision for income taxes increased by $563,000 to $1.4 million for the three months ended December 31, 2015 from $870,000 for the three months ended December 31, 2014.  The increase in income tax expense primarily reflected the underlying differences in the level of the taxable portion of pre-tax income between comparative periods.

Our effective tax rate during the three months ended December 31, 2015 was 27.4% which, in relation to statutory income tax rates, reflected the effects of recurring sources of tax-favored income included in pre-tax income. By comparison, our effective tax rate for the three months ended December 31, 2014 was 28.6% which similarly reflected the effects of recurring sources of tax-favored income during that earlier period.

Comparison of Operating Results for the Six Months Ended December 31, 2015 and December 31, 2014

General. Net income for the six months ended December 31, 2015 was $6.8 million or $0.08 per diluted share; an increase of $1.7 million from $5.1 million or $0.05 per diluted share for the six months ended December 31, 2014. The increase in net income reflected increases in net interest income and non-interest income that were partially offset by increases in the provision for loan losses and non-interest expense.  These factors contributed to an overall increase in pre-tax net income and a corresponding increase in the provision for income taxes.

Net Interest Income. Net interest income for the six months ended December 31, 2015 was $46.3 million; an increase of $7.2 million from $39.1 million for the six months ended December 31, 2014. The increase in net interest income between the comparative periods resulted from an increase in interest income that was partially offset by an increase in interest expense. The increase in interest income was attributable to an increase in the average balance of interest-earning assets that was partially offset by a decrease in their average yield.   The increase in interest expense resulted from an increase in the average balance of interest-bearing liabilities coupled with a concurrent increase in their average cost.

As a result of these factors, our net interest rate spread decreased 22 basis points to 2.05% for the six months ended December 31, 2015 from 2.27% for the six months ended December 31, 2014. The decrease in the net interest rate spread reflected a 14 basis point increase in the average cost of interest-bearing liabilities to 1.03% for the six months ended December 31, 2015 from 0.89% for the six months ended December 31, 2014 while also reflecting an eight basis point decrease in the average yield on interest-earning assets to 3.08% from 3.16% for those same comparative periods.  A discussion of the factors contributing to changes in the average yield and average cost of categories within interest-earning assets and interest-bearing liabilities, respectively, is presented in the separate discussion and analysis of interest income and interest expense below.

The factors resulting in the reported decrease in our net interest rate spread also affected our net interest margin.  However, their impact was partially offset by the effect of the significant increase in the Company’s capital arising from its second step conversion and stock offering.  The additional interest income earned on the loans and securities funded with the new capital contributed to the Company’s net interest margin of 2.33% for the six months ended December 31, 2015 which decreased by six basis points from 2.39% for the six months ended December 31, 2014.

Interest Income. Total interest income increased $9.6 million to $61.2 million for the six months ended December 31, 2015 from $51.6 million for the six months ended December 31, 2014. As noted above, the increase in interest income partly reflected a $708.4 million increase in the average balance of interest-earning assets to $3.97 billion for the six months ended December 31, 2015 from $3.27 billion for the six months ended December 31, 2014.  For those same comparative periods, the yield on earning assets decreased eight basis points to 3.08% from 3.16%.

Interest income from loans increased $9.6 million to $46.7 million for the six months ended December 31, 2015 from $37.1 million for the six months ended December 31, 2014. The increase in interest income on loans was attributable to a net increase in the average balance of loans that was partially offset by a decline in their average yield.

The average balance of loans increased by $589.0 million to $2.36 billion for the six months ended December 31, 2015 from $1.77 billion for the six months ended December 31, 2014. The reported increase in the average balance of loans primarily reflected an aggregate increase of $557.4 million in the average balance of commercial loans to $1.64 billion for the six months ended December 31, 2015 from $1.08 billion for the six months ended December 31, 2014. Our commercial loans generally comprise commercial mortgage loans, including multi-family and nonresidential mortgage loans, as well as secured and unsecured commercial business loans.

The increase in the average balance of commercial loans was augmented by a $28.2 million increase in the average balance of residential mortgage loans to $705.3 million for the six months ended December 31, 2015 from $677.1 million for the six months ended December 31, 2014. Our residential mortgages generally comprise one- to four-family first mortgage loans, home equity loans and home equity lines of credit.

The noted increases in the average balances of loans were partially offset by a $2.5 million decrease in the average balance of construction loans, which declined to $4.8 million for the six months ended December 31, 2015 from $7.4 million for the six months ended December 31, 2014. For those same comparative periods, the average balance of other loans, comprising account loans, deposit account overdraft lines of credit and other consumer loans, increased by $2.6 million to $7.5 million from $4.8 million.

The effect on interest income attributable to the net increase in the average balance of loans was partially offset by the noted decrease in their average yield. The average yield on loans decreased by 23 basis points to 3.96% for the six months ended December 31, 2015 from 4.19% for the six months ended December 31, 2014. The reduction in the overall yield on our loan portfolio largely reflected the effect of the comparatively lower average yield on newly originated loans in relation to that of the portfolio of existing loans which has reduced the overall yield of the aggregate portfolio.  To a lesser extent, the decline in the average yield generally reflects the effects of low market interest rates that provide “rate reduction” refinancing incentive to existing borrowers while also contributing to the downward re-pricing of adjustable rate loans.

Interest income from mortgage-backed securities decreased by $507,000 to $8.9 million for the six months ended December 31, 2015 from $9.4 million for the six months ended December 31, 2014. The decrease in interest income reflected a decrease in the average yield of mortgage-backed securities that was partially offset by an increase in their average balance.

The average yield on mortgage-backed securities decreased by 27 basis points to 2.34% for the six months ended December 31, 2015 from 2.61% for the six months ended December 31, 2014. The reduction in the overall yield on mortgage-backed securities largely reflected the effect of the comparatively lower average yield on purchased securities in relation to that of the existing portfolio coupled with the continuing repayment of comparatively higher yielding securities within the portfolio.

For those same comparative periods, the average balance of mortgage-backed securities increased by $40.8 million to $763.7 million for the six months ended December 31, 2015 from $722.9 million for the six months ended December 31, 2014. The increase in the average balance of mortgage-backed securities largely reflected the level of aggregate security purchases outpacing principal repayments and security sales between comparative periods.

Interest income from debt securities increased by $328,000 to $4.8 million for the six months ended December 31, 2015 from $4.5 million for the six months ended December 31, 2014. The increase in interest income reflected an increase in the average yield of debt securities that was partially offset by a decrease in their average balance.  The average yield on debt securities increased 12 basis points to 1.54% for the six months ended December 31, 2015 from 1.42% for the six months ended December 31, 2014. For those same comparative periods, the average balance of debt securities decreased $4.4 million to $627.6 million from $632.0 million.

The increase in the average yield on debt securities reflected a 12 basis point increase in the yield on taxable securities to 1.45% during the six months ended December 31, 2015 from 1.33% during the six months ended December 31, 2014. For those same comparative periods, the average yield on tax-exempt securities increased two basis points to 1.98% from 1.96%.

The decrease in the average balance of debt securities was partly attributable to a $15.0 million decrease in the average balance of taxable securities to $517.3 million for the six months ended December 31, 2015 from $532.3 million for the six months ended December 31, 2014. The decrease in taxable securities was partially offset by a $10.6 million increase in the average balance of tax-exempt securities to $110.3 million from $99.7 million.

Interest income from other interest-earning assets increased by $188,000 to $813,000 for the six months ended December 31, 2015 from $625,000 for the six months ended December 31, 2014 reflecting an increase in their average balance that was partially offset by a decrease in their average yield.  The average balance of other interest-earning assets increased by $82.9 million to $225.1 million for the six months ended December 31, 2015 from $142.2 million for the six months ended December 31, 2014. For those same comparative periods, the average yield on other interest-earning assets decreased by 16 basis points to 0.72% from 0.88%.

Interest Expense. Total interest expense increased by $2.4 million to $14.9 million for the six months ended December 31, 2015 from $12.5 million for the six months ended December 31, 2014. As noted earlier, the increase in interest expense resulted from an increase in the average balance of interest-bearing liabilities coupled with an increase in their average cost. The average balance of interest-bearing liabilities increased by $101.2 million to $2.90 billion for the six months ended December 31, 2015 from $2.80 billion for the six months ended December 31, 2014. For those same comparative periods, the average cost of interest-bearing liabilities increased 14 basis points to 1.03% from 0.89%.

Interest expense attributed to deposits increased by $783,000 to $8.6 million for the six months ended December 31, 2015 from $7.8 million for the six months ended December 31, 2014. The increase in interest expense was attributable to increases in the average cost and average balance of interest-bearing deposits.

The average cost of interest-bearing deposits increased by six basis points to 0.75% for the six months ended December 31, 2015 from 0.69% for the six months ended December 31, 2014. The net increase in the average cost reflected an increase in the average cost of certificates of deposit which increased 10 basis points to 1.17% for the six months ended December 31, 2015 from 1.07% for the six months ended December 31, 2014. For those same comparative periods, the average cost of interest-bearing checking accounts increased three basis points to 0.56% from 0.53% while the average cost of savings and club accounts increased one basis point to 0.17% from 0.16%.

The average balance of interest-bearing deposits increased by $23.8 million to $2.28 billion for the six months ended December 31, 2015 from $2.26 billion for the six months ended December 31, 2014. The net increase in the average balance was reflected across all categories of interest-bearing deposits.  For the comparative periods noted, the average balance of certificates of deposit increased by $16.0 million to $1.05 billion from $1.03 billion while the average balance of savings and club accounts increased by $2.7 million to $515.4 million from $512.7 million.  For those same comparative periods, the average balance of interest-bearing checking accounts increased by $5.1 million to $720.6 million from $715.5 million.

Interest expense attributed to borrowings increased by $1.7 million to $6.3 million for the six months ended December 31, 2015 from $4.7 million for the six months ended December 31, 2014. The increase in interest expense on borrowings reflected an increase in their average balance coupled with an increase in their average cost. The average balance of borrowings increased by $77.4 million to $617.4 million for the six months ended December 31, 2015 from $540.0 million for the six months ended December 31, 2014. For those same comparative periods, the average cost of borrowings increased by 31 basis points to 2.05% from 1.74%.

The increase in the average balance of borrowings largely reflected a $69.2 million increase in the average balance of FHLB advances which increased to $579.1 million for the six months ended December 31, 2015 from $509.9 million for the six months ended December 31, 2014. For those same comparative periods, the average cost of FHLB advances increased 34 basis points to 2.16% from 1.81%. The noted increase in the average balance of FHLB advances was augmented by a $8.2 million increase in the average balance of other borrowings, comprised primarily of depositor sweep accounts, to $38.4 million from $30.1 million. The average cost of sweep accounts increased by two basis points to 0.52% from 0.50% between the same comparative periods.

Provision for Loan Losses. The provision for loan losses increased by $3.5 million to $6.1 million for the six months ended December 31, 2015 from $2.6 million for the six months ended December 31, 2014.  The increase was primarily attributable to a larger provision on non-impaired loans evaluated collectively for impairment due, in part, to comparatively higher growth in such loans between periods.  The net increase in provision expense attributable to non-impaired loans also reflected updates to environmental and historical loss factors whose effects contributed to the increase in the provision for loan losses between comparative periods.

With regard to environmental loss factors, the increase in such factors during the six months ended December 31, 2015 primarily reflected the continuing growth and diversification within the Company’s loan portfolio and the resulting recognition of the increased risk of potential credit losses associated with the growth in commercial lending.

With regard to historical loss factors, the increase in such factors during the six months ended December 31, 2015 was largely attributable to the “expired” impact of certain significant historical recoveries that had previously been captured within the two-year lookback period used to calculate the Company’s historical loss factors.  The “roll off” of these prior recoveries in the calculation of the loss factors resulted in an overall increase in the provision attributable to certain commercial loan segments during the six months ended December 31, 2015.  The changes in historical loss factors also reflected the effects of the net charges offs recognized during the period.

The increase in provision expense also reflected an increase in specific losses recognized on nonperforming loans individually reviewed for impairment.  However, those losses were more than offset by an increase in recoveries of prior charge offs attributable to such loans between comparative periods.

Additional information regarding the allowance for loan losses and the associated provisions recognized during the six months ended December 31, 2015 is presented in Note 10 to the unaudited consolidated financial statements as well as the Comparison of Financial Condition at December 31, 2015 and June 30, 2015 presented earlier.

Non-Interest Income. Non-interest income, excluding security sale gains and losses on the sale and write-down of real estate owned, increased by $1.6 million to $5.0 million for the three month period ended December 31, 2015 from $3.4 million for the six months ended December 31, 2014.  The increase was largely attributable to a $1.5 million increase in income from bank-owned life insurance that was primarily attributable to an increase in the average balance of the underlying cash surrender value of the associated policies which provides the basis for the income earned on such policies.  The increase in the average balance of bank owned life insurance reflected the Company’s purchase of an additional $80.0 million in such policies during the latter half of fiscal 2015.  The increase in non-interest income also reflected gains on sale of SBA loans of $148,000 for the six months ended December 31, 2015 compared to $9,000 during the six months ended December 31, 2014.

The noted increases in non-interest income were partially offset by less noteworthy variances in loan-related and deposit-related fees and service charges and other miscellaneous income.

In addition to the changes in non-interest income noted above, we also recognized net security sale gains totaling $2,000 during the six months ended December 31, 2015 compared to $7,000 of such gains recognized during the six months ended December 31, 2014.  We also recognized net losses totaling $113,000 arising from the write down and sale of REO during the six months ended December 31, 2014 compared to net losses of $146,000 recognized on REO disposals during the earlier comparative period.

Non-Interest Expenses. Non-interest expense increased by $2.8 million to $36.1 million for the six months ended December 31, 2015 from $33.3 million for the six months ended December 31, 2014. The net increase in non-interest expense partly reflected increases in salary and employee benefit expense, premises occupancy expense, advertising and marketing expense and miscellaneous expense that were partially offset by a decrease in equipment and system expense.  Less noteworthy variances in other categories of non-interest expense such as deposit insurance expense and director compensation expense reflected normal growth or operating fluctuations within those categories.

Salaries and employee benefits expense increased by $1.3 million to $21.0 million for the six months ended December 31, 2015 from $19.7 million for the six months ended December 31, 2014.  The increase largely reflected the effects of annual increases in non-executive wages and salaries for fiscal 2016 and the cost of staffing additions within the lending and business development functions coupled with less noteworthy increases in employee incentive compensation and commissions expenses.  The increase in employee-compensation related expenses also reflected an increase in employee benefits expenses primarily reflecting an increase in the cost of employee health insurance benefits as well as an increase in ESOP expense arising from an increase in the market value of the Company’s capital stock between comparative periods.

The increase in salaries and employee benefits also reflected the effects of adjustments to accrued employee pension expense that were recognized during the earlier comparative period ended December 31, 2014.  Such adjustments arose from changes to actuarial assumptions relating to the Company’s multi-employer defined benefit pension plan for employees and reduced the expense recognized during that earlier comparative period.

On December 23, 2015, the Company amended its Directors Consultation and Retirement Plan (the “DCRP”) to freeze the DCRP such that no additional DCRP benefits will accrue to any participant after December 31, 2015 and to revise the minimum age requirement for benefit vesting purposes. Accordingly, the benefits payable to participating directors under the DCRP will not increase after December 31, 2015.

Premises occupancy expense increased by $246,000 to $3.7 million for the six months ended December 31, 2015 from $3.4 million for the six months ended December 31, 2014.  The net increase in premises occupancy expense partly reflected an increase in property taxes that was largely attributable to the recognition of property tax refunds during the earlier comparative period resulting from successful tax appeals initiated by the Company during that period.  To a lesser extent, the increase in property taxes also reflected increases in assessments on other properties owned or leased by the Company.  The increase in premises occupancy expense also reflected an increase in facility repairs and maintenance expenses attributable to a variety of non-capitalized improvements to a variety of branch facilities.

Advertising and marketing expense increased by $615,000 to $991,000 for the six months ended December 31, 2015 from $376,000 for the six months ended December 31, 2014.  The increase largely reflected increases in advertising expenses across a variety of advertising formats including outdoor, print and electronic media in support of the Company’s loan and deposit growth initiatives.  Additionally, the level of advertising and marketing expenditures during the earlier comparative period reflected lower levels of such expenses in anticipation of the corporate name change and re-branding initiatives that commenced later in fiscal 2015.

Miscellaneous expense increased by $821,000 from $5.1 million for the six months ended December 31, 2015 from $4.3 million for the six months ended December 31, 2014.  The increase in miscellaneous expense partly reflected an increase in loan underwriting and servicing expenses arising from growth in loans originated, purchased and serviced by others during the period.  The variance in miscellaneous expense also reflected an increase in legal expense that was largely attributable to an increase in loan-related legal fees including those associated with new loan purchases, collections and foreclosure efforts on existing, nonperforming loans as well as the transfer of servicing from BOA to the Bank noted earlier.  To a lesser extent, the increase in legal expense also reflected an increase in fees associated with general corporate legal matters.  The increase in miscellaneous expense also reflected an increase in insurance expense arising from expanded coverage across several corporate policies as well as an increase in workers compensation expense.  Additionally, the increase in miscellaneous expense reflected an increase in the Bank’s regulatory assessment arising from an increase in the Bank’s total assets which its primary regulator utilizes as the calculation basis for that assessment.

The noted increases in non-interest expense were partially offset by a decrease in equipment and systems expense that partly reflected a reduction of technology service provider expenses arising from a non-recurring recovery of certain historical data network charges.  The charges were originally incurred in conjunction with a reconfiguration of the Company’s data network and were recovered upon completing that reconfiguration and negotiating the final terms of the revised contract with the service provider.  To a lesser extent, the reduction in expense also reflects the overall reduction in ongoing data network charges resulting from the terms of the revised contract with the service provider.

Other professional services included in miscellaneous expense during the six months ended December 31, 2015 included a portion of the costs of engaging a third-party consulting firm to thoroughly review and analyze the Company’s current operating practices, policies and procedures and the effectiveness with which its supporting infrastructure, including human resources and systems, are organized, deployed and utilized.  The first phase of the consulting engagement was initiated and completed during the six months ended December 31, 2015 and included the presentation of specific findings and recommendations which were under review by management as of that date.

During the second half of fiscal 2106, the consultant is expected to assist the Company in implementing a formal corporate profitability measurement regimen.  Once fully deployed and implemented, we expect the system will enable us to better measure and monitor the overall profitability and operating efficiency of our branches, departments and lines of business in relation to internal performance improvement goals and objectives.  Moreover, we expect the profitability system will enable us to compare the performance of our individual business units to those of a select group of institutions in our marketplace thereby providing us with a more succinct and meaningful basis to measure corporate performance in relation to peers.

Provision for Income Taxes. The provision for income taxes increased by $860,000 to $2.3 million for the six months ended December 31, 2015 from $1.4 million for the six months ended December 31, 2014.  The increase in income tax expense primarily reflected the underlying differences in the level of the taxable portion of pre-tax income between comparative periods.

Our effective tax rate during the six months ended December 31, 2015 was 25.2% which, in relation to statutory income tax rates, reflected the effects of recurring sources of tax-favored income included in pre-tax income. By comparison, our effective tax rate during the six months ended December 31, 2014 was 21.8% which, in relation to statutory income tax rates, reflected the non-recurring effect of option exercises that reduced income tax expense during that period as well as the recurring effects of tax-favored income sources included in pre-tax income.

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

The Bank is required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure a safe operation. Toward that end, we generally maintain cash and cash equivalents whose balances decreased by $227.3 million to $112.9 million at December 31, 2015 from $340.1 million at June 30, 2015.  The decrease in cash and cash equivalents reflected the deployment of the excess liquidity previously held at June 30, 2015.  Such funds represented a portion of the new capital proceeds raised through the Company’s second-step conversion and stock offering that were temporarily held in cash equivalents at June 30, 2015 and subsequently deployed into the loan portfolio during the first half of fiscal 2016.

Investments that formally qualify as liquid assets are supplemented by our portfolio of securities classified as available for sale whose balances at December 31, 2015 included $307.9 million of mortgage-backed securities and $413.5 million of debt securities that can readily be sold if necessary.

At December 31, 2015, the Company had outstanding commitments to originate and purchase loans totaling approximately $125.9 million compared to $67.2 million at June 30, 2015. Construction loans in process and unused lines of credit were $225,000 and $56.5 million, respectively, at December 31, 2015 compared to $775,000 and $58.2 million, respectively, at June 30, 2015. The Company is also subject to the contingent liabilities resulting from letters of credit whose outstanding balances totaled $757,000 and $159,000 at December 31, 2015 and June 30, 2015, respectively.

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

As noted earlier, for the six months ended December 31, 2015, the balance of total deposits increased by $117.5 million to $2.58 billion from $2.46 billion at June 30, 2015.  The net increase in deposits reflected a net decrease in interest-bearing deposits totaling $122.8 million that was partially offset by a decrease in non-interest-bearing checking accounts totaling $5.3 million.  The net increase in interest-bearing deposits reflected increases in certificates of deposit totaling and interest-bearing checking accounts of $124.5 million and $4.3 million, respectively, that were partially offset by a decrease in and savings and club accounts of $6.0 million.  The balance of certificates of deposit with maturities within one year decreased to $497.3 million at December 31, 2015 compared to $526.5 million at June 30, 2015 with such balances representing 44.2 % and 52.6% of total certificates of deposit at the close of each period, respectively.

Advances from the FHLB of New York are available to supplement the Company’s liquidity position and, to the extent that maturing deposits do not remain with the Company, management may replace such funds with advances. As of December 31, 2015, the Company’s outstanding balance of FHLB advances, excluding fair value adjustments, totaled $585.3 million. Of these advances, $145.0 million represent long-term, fixed-rate advances maturing in 2023 that have terms enabling the FHLB to call the borrowing at their option prior to maturity. The remaining balance of long-term, fixed rate advances totaled $14.7 million representing three separate advances maturing during the fiscal years 2016, 2017 and 2018. Short-term FHLB advances at December 31, 2015 included $425.0 million of fixed-rate borrowings which have been effectively converted to longer duration funding sources through the use of interest rate derivatives.  The remaining $622,000 of advances represents one fixed-rate, amortizing advance maturing in 2021.

The Company has the capacity to borrow additional funds from the FHLB, through a line of credit or by taking additional short-term or long-term advances. Such borrowings are an option available to management if funding needs change or to lengthen the duration of liabilities. Most of the Bank’s mortgage-backed and debt securities are held in safekeeping at the FHLB of New York with a majority being available as collateral if necessary. In addition to the FHLB advances, the Bank has other borrowings totaling $35.1 million at December 31, 2015 representing overnight “sweep account” balances linked to customer demand deposits.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of December 31, 2015, the Company and Bank exceeded all capital requirements of federal banking regulators.

The following table sets forth the Bank’s capital position at December 31, 2015 and June 30, 2015, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At December 31, 2015
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$708,257	26.37%	$214,890	8.00%	$268,613	10.00%
Tier 1 capital (to risk-weighted assets)	687,743	25.60%	161,168	6.00%	214,890	8.00%
Common equity tier 1 capital (to risk-weighted assets)	687,743	25.60%	120,876	4.50%	174,598	6.50%
Tier 1 capital (to adjusted total assets)	687,743	16.12%	170,605	4.00%	213,256	5.00%

	At June 30, 2015
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$695,002	30.42%	$182,764	8.00%	$228,455	10.00%
Tier 1 capital (to risk-weighted assets)	679,396	29.74%	137,073	6.00%	182,764	8.00%
Common equity tier 1 capital (to risk-weighted assets)	679,396	29.74%	102,805	4.50%	148,496	6.50%
Tier 1 capital (to adjusted total assets)	679,396	16.47%	165,045	4.00%	206,306	5.00%

The following table sets forth the Company’s capital position at December 31, 2015 and June 30, 2015, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At December 31, 2015
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$1,087,895	40.49%	$214,960	8.00%
Tier 1 capital (to risk-weighted assets)	1,067,381	39.72%	161,220	6.00%
Common equity tier 1 capital (to risk-weighted assets)	1,067,381	39.72%	120,915	4.50%
Tier 1 capital (to adjusted total assets)	1,067,381	25.01%	170,743	4.00%

	At June 30, 2015
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$1,077,938	47.16%	$182,857	8.00%
Tier 1 capital (to risk-weighted assets)	1,062,332	46.48%	137,143	6.00%
Common equity tier 1 capital (to risk-weighted assets)	1,062,332	46.48%	102,857	4.50%
Tier 1 capital (to adjusted total assets)	1,062,332	25.82%	164,587	4.00%

In July 2013, the OCC and the other federal bank regulatory agencies issued a final rule that revised the risk-based and leverage capital requirements and the method for calculating risk-weighted assets, to make them consistent with the agreements that were reached by the international Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  The final rule applies to all depository institutions, top-tier bank holding companies and top-tier savings and loan holding companies with total consolidated assets of $1.0 billion or more (“banking organizations”).  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), sets the minimum leverage ratio for all banking organizations at a uniform 4% of total assets, increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt out is exercised which the Company and the Bank intend to exercise.  The final rule limits a banking organization’s dividends, stock repurchases and other capital distributions, and certain discretionary bonus payments to executive officers, if the bank organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above regulatory minimum risk-based requirements.  The final rule became effective for us on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving Kearny Bank’s facilities. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase securities or mortgage-backed securities and commitments to extend credit to meet the financing needs of our customers. At December 31, 2015, we had no significant off-balance sheet commitments to purchase securities or for capital expenditures.

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

With respect to the maturity and re-pricing of our interest-bearing liabilities, at December 31, 2015, $497.3 million or 44.2% of our certificates of deposit mature within one year with an additional $352.2 million or 31.3% maturing after one year but within two years. The remaining $276.6 million or 24.5% of certificates, at December 31, 2015 have remaining terms to maturity exceeding two years.

Excluding fair value adjustments, the balance of FHLB advances totaled $585.3 million at December 31, 2015 and comprised both short-term and long-term advances with fixed rates of interest. Short-term FHLB advances generally have original maturities of less than one year and may include overnight borrowings which Kearny Bank typically utilizes to address short term funding needs as they arise. At December 31, 2015, Kearny Bank had a total of $425.0 million of short-term FHLB advances which represented 90-day FHLB term advances that are generally forecasted to be periodically redrawn at maturity for the same 90 day term as the original advance. Based on this presumption, Kearny Bank has utilized interest rate swaps to effectively extend the duration of each of these advances at the time they were drawn to effectively fix their cost for a period of five years.

Long-term advances generally include advances with original maturities of greater than one year. At December 31, 2015, our outstanding balance of long-term FHLB advances totaled $160.3 million. Such advances included $145.0 million of fixed-rate, callable term advances and $14.7 million of fixed-rate, non-callable term advances as well as a $647,000 fixed-rate amortizing advance.

With respect to the maturity and re-pricing of our interest-earning assets, at December 31, 2015, $41.3 million, or 1.6 % of our total loans will reach their contractual maturity dates within one year with the remaining $2.56 billion, or 98.4 % of total loans having remaining terms to contractual maturity in excess of one year. Of loans maturing after one year, $1.42 billion had fixed rates of interest while the remaining $1.14 billion had adjustable rates of interest, with such loans representing 54.5% and 43.9% of total loans, respectively.

At December 31, 2015, $24.1 million or 1.8% of our securities will reach their contractual maturity dates within one year with the remaining $1.30 billion, or 98.2% of total securities, having remaining terms to contractual maturity in excess of one year. Of the latter category, $933.9 million comprising 70.8% of our total securities had fixed rates of interest while the remaining $361.8 million comprising 27.4% of our total securities had adjustable or floating rates of interest.

At December 31, 2015, mortgage-related assets, including mortgage loans and mortgage-backed securities, totaled $3.22 billion and comprise 79.5% of total earning assets. In addition to remaining term to maturity and interest rate type as discussed above, other factors contribute significantly to the level of interest rate risk associated with mortgage-related assets. In particular, the scheduled amortization of principal and the borrower’s option to prepay any or all of a mortgage loan’s principal balance, where applicable, have a significant effect on the average lives of such assets and, therefore, the interest rate risk associated with them. In general, the prepayment rate on lower yielding assets tends to slow as interest rates rise due to the reduced financial incentive for borrowers to refinance their loans. By contrast, the prepayment rate of higher yielding assets tends to accelerate as interest rates decline due to the increased financial incentive for borrowers to prepay or refinance their loans to comparatively lower interest rates. These characteristics tend to diminish the benefits of falling interest rates to liability sensitive institutions while exacerbating the adverse impact of rising interest rates.

We generally retained our liability sensitivity during the first three months of fiscal 2016 while the degree of that sensitivity, as measured internally by the institution’s one-year and three-year gap percentages increased during the period. Specifically, our cumulative one-year gap percentage changed to (9.78)% at December 31, 2015 from (5.51)% at June 30, 2015 while our cumulative three-year gap percentage changed to (8.13)% from (0.15)% over those same comparative periods.  Our one-year and three-year gap measures do not currently reflect the effect of our interest rate derivatives and the effective extension of liability duration arising from their use as cash flow hedges.  The increase in the gap percentages between periods partly reflected the effects of a decrease in short-term liquid assets attributable to the deployment of the excess liquidity that was temporarily held in cash and cash equivalents at June 30, 2015.  Such funds represented a portion of the new capital proceeds raised through the Company’s second-step conversion and stock offering that were subsequently deployed into the loan portfolio during the first quarter of fiscal 2016.

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

Notwithstanding these efforts, the risk of further net interest rate spread and margin compression is significant as the yield on our interest-earning assets continues to reflect the impact of the greater declines in longer term market interest rates in recent years compared to the lesser concurrent reductions in shorter term market interest rates that affect the cost of our interest-bearing liabilities. In particular, our ability to further reduce the cost of our interest-bearing deposits is increasingly limited since most deposit offering rates are already well below 1.00% at December 31, 2015. Moreover, our liability sensitivity may adversely affect net income in the future as market interest rates continue to increase from their prior historical lows and our cost of interest-bearing liabilities may rise faster than our yield on interest-earning assets.

Given the inherent liability sensitivity of our balance sheet, our business plan also calls for greater expansion into C&I lending. Toward that end, we are continuing to expand our retail lending resources with an experienced team of business lenders focused on the origination of floating-rate and shorter-term fixed-rate loans and the corresponding core deposit account balances typically associated with such relationships. As a complement to this retail business lending strategy, we have implemented strategies through which floating-rate and other shorter-term fixed-rate C&I and consumer loans are acquired through wholesale resources.

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

As illustrated in the tables below, our EVE would be negatively impacted by an increase in interest rates. This result is expected given our liability sensitivity noted earlier. Specifically, based upon the comparatively shorter maturity and/or re-pricing characteristics of our interest-bearing liabilities compared with that of our interest-earning assets, an upward movement in interest rates would have a disproportionately adverse impact on the present value of our assets compared to the beneficial impact arising from the reduced present value of our liabilities. Hence, our EVE and EVE ratio decline in the increasing interest rate scenarios. Historically low interest rates at December 31, 2015 and June 30, 2015 precluded the modeling of certain scenarios as parallel downward shifts in the yield curve of 100 basis points or more would result in negative interest rates for many points along that curve.

The following tables present the results of our internal EVE analysis as of December 31, 2015 and June 30, 2015, respectively.

	At December 31, 2015
	Economic Value of Equity ("EVE")			EVE as a % of Present Value of Assets
Change in Interest Rates (1)	$ Amount of EVE	$ Change in EVE	% Change in EVE	EVE Ratio	Change in EVE Ratio
	(Dollars in Thousands)
+300 bps	867,872	(226,983)	(21)%	22.18%	(337)	bps
+200 bps	948,243	(146,612)	(13)%	23.49%	(206)	bps
+100 bps	1,028,313	(66,542)	(6)%	24.70%	(85)	bps
0 bps	1,094,855	-	-	25.55%	-

	At June 30, 2015
	Economic Value of Equity ("EVE")			EVE as a % of Present Value of Assets
Change in Interest Rates (1)	$ Amount of EVE	$ Change in EVE	% Change in EVE	EVE Ratio	Change in EVE Ratio
	(Dollars in Thousands)
+300 bps	913,154	(176,828)	(16)%	23.98%	(244)	bps
+200 bps	977,112	(112,870)	(10)%	24.96%	(146)	bps
+100 bps	1,039,242	(50,740)	(5)%	25.84%	(58)	bps
0 bps	1,089,982	-	-	26.42%	-

__________________________________

(1)	The (100) bps, (200) bps and (300) bps scenarios are not shown due to the low prevailing interest rate environment.

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

During the first six months of fiscal 2016, the excess liquidity previously held in cash equivalents was redeployed into the loan portfolio which had the effect of increasing the forecasted level of interest income across all rate scenarios modeled while significantly decreasing the level of NII-based asset sensitivity at December 31, 2015 compared to that reported at June 30, 2015,  The changes in the sensitivity of net interest income to movements in interest rates also reflect the aggregate impact of the various balance sheet management strategies we have undertaken to deploy capital through profitable growth and diversification strategies while also reflecting the effects of changes in the level of market interest rates and overall shape of the yield curve.

To some degree, these findings contrast with those of the EVE analysis discussed above which indicates that the institution was generally liability sensitive at both June 30, 2015 and December 31, 2015.  To a large extent, the level and direction of risk exposure assessed by the NII-based and EVE-based methodologies may differ based on the comparative terms over which risk exposure is measured by those methodologies.  As noted earlier, EVE-based analysis generally takes a longer-term view of interest rate risk by measuring changes in the present value of cash flows of interest-earning assets and interest-bearing liabilities over their expected lives.  By contrast, the NII-based analysis presented below takes a comparatively shorter-term view of interest rate risk by measuring the forecasted changes in the net interest income generated by those interest-earning assets and interest-bearing liabilities over a one-year period.

			At December 31, 2015
			Net Interest Income ("NII")
Change in Interest Rates (1)	Balance Sheet Composition	Measurement Period	$ Amount of NII	$ Change in NII	% Change in NII
			(Dollars In Thousands)
+300 bps	Static	One Year	$100,667	$2,266	2.30%
+200 bps	Static	One Year	99,910	1,509	1.53
+100 bps	Static	One Year	98,987	586	0.60
0 bps	Static	One Year	98,401	-	-

			At June 30, 2015
			Net Interest Income ("NII")
Change in Interest Rates (1)	Balance Sheet Composition	Measurement Period	$ Amount of NII	$ Change in NII	% Change in NII
			(Dollars In Thousands)
+300 bps	Static	One Year	$93,543	$8,524	10.03%
+200 bps	Static	One Year	90,586	5,567	6.55
+100 bps	Static	One Year	87,420	2,401	2.82
0 bps	Static	One Year	85,019	-	-

__________________________________

(1)	The (100) bps, (200) bps and (300) bps scenarios are not shown due to the low prevailing interest rate environment.

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

During the quarter ended December 31, 2015, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	Legal Proceedings

At December 31, 2015, neither the Company nor the Bank were involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

ITEM 1A.	Risk Factors

Management of the Company does not believe there have been any material changes with regard to the Risk Factors previously disclosed under Item 1A of the Company’s Form 10-K for the year ended June 30, 2015 previously filed with the Securities and Exchange Commission.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The following table reports information regarding repurchases of the Company’s common stock during the quarter ended December 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2015	-	$-	-	-
November 1-30, 2015	-	$-	-	-
December 1-31, 2015	-	$-	-	-

Total	-	$-	-	-
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

Amendment to Freeze Benefit Accruals Under the Kearny Financial Corp. Directors Consultation and Retirement Plan (Incorporated by reference to Exhibit 10.1 to Kearny Financial Corp.’s Current Report on Form 8-K (File No. 001-37399), originally filed on December 23, 2015) †

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
101

The following materials from the Company’s Form 10-Q for the quarter ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

KEARNY FINANCIAL CORP.

Date: February 9, 2016	By:	/s/ Craig L. Montanaro
Craig L. Montanaro
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

Date: February 9, 2016	By:	/s/ Eric B. Heyer
Eric B. Heyer
Executive Vice President and
Chief Financial Officer
(Principal financial and accounting officer)