Form 10-Q
period 2016-03-31
Kearny Financial Corp.
filed 2016-05-10
CIK 1617242

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 6, 2016.

$0.01 par value common stock — 93,528,092 shares outstanding

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Share and Per Share Data)

	March 31, 2016	June 30, 2015
	(Unaudited)
Assets
Cash and amounts due from depository institutions	$20,372	$15,529
Interest-bearing deposits in other banks	94,584	324,607
Cash and cash equivalents	114,956	340,136
Debt securities available for sale (amortized cost $402,421 and $422,903)	388,068	420,660
Mortgage-backed securities available for sale (amortized cost $291,817 and $344,523)	297,719	346,619
Securities available for sale	685,787	767,279
Debt securities held to maturity (fair value $168,850 and $218,366)	167,144	219,862
Mortgage-backed securities held to maturity (fair value $434,334 and $445,501)	425,286	443,479
Securities held to maturity	592,430	663,341
Loans receivable, including unamortized yield adjustments of $2,834 and $316	2,720,069	2,102,864
Less allowance for loan losses	(23,010)	(15,606)
Net loans receivable	2,697,059	2,087,258
Premises and equipment	38,598	39,180
Federal Home Loan Bank of New York ("FHLB") stock	29,670	27,468
Accrued interest receivable	11,626	9,873
Goodwill	108,591	108,591
Bank owned life insurance	174,642	170,452
Deferred income tax assets, net	27,340	17,827
Other assets	5,310	5,782
Total Assets	$4,486,009	$4,237,187

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest-bearing	$226,700	$218,533
Interest-bearing	2,434,073	2,247,117
Total deposits	2,660,773	2,465,650
Borrowings	618,320	571,499
Advance payments by borrowers for taxes	8,141	9,043
Other liabilities	34,029	23,620
Total Liabilities	3,321,263	3,069,812

Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 800,000,000 shares authorized; 93,528,092 shares issued and outstanding	935	935
Paid-in capital	871,156	870,480
Retained earnings	347,717	342,148
Unearned employee stock ownership plan shares; 3,813,253 shares and 3,963,776 shares, respectively	(36,968)	(38,427)
Accumulated other comprehensive loss, net	(18,094)	(7,761)
Total Stockholders' Equity	1,164,746	1,167,375
Total Liabilities and Stockholders' Equity	$4,486,009	$4,237,187

See notes to unaudited consolidated financial statements

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Interest Income
Loans	$25,585	$19,240	$72,258	$56,293
Mortgage-backed securities	4,296	4,934	13,219	14,364
Debt securities:
Taxable	1,988	1,838	5,729	5,365
Tax-exempt	551	501	1,640	1,476
Other interest-earning assets	462	356	1,275	981
Total Interest Income	32,882	26,869	94,121	78,479

Interest Expense
Deposits	4,932	3,953	13,533	11,771
Borrowings	3,486	2,351	9,830	7,045
Total Interest Expense	8,418	6,304	23,363	18,816
Net Interest Income	24,464	20,565	70,758	59,663
Provision for Loan Losses	2,589	1,761	8,644	4,351
Net Interest Income after Provision for Loan Losses	21,875	18,804	62,114	55,312

Non-Interest Income
Fees and service charges	794	826	2,176	2,256
Gain on sale or call of securities	-	-	2	7
Gain on sale of loans	156	82	304	91
Loss on sale and write down of real estate owned	(48)	(510)	(161)	(656)
Income from bank owned life insurance	1,390	2,063	4,189	3,369
Electronic banking fees and charges	244	218	807	760
Miscellaneous	77	447	199	597
Total Non-Interest Income	2,613	3,126	7,516	6,424

Non-Interest Expense
Salaries and employee benefits	10,459	9,817	31,465	29,481
Net occupancy expense of premises	1,991	2,229	5,674	5,666
Equipment and systems	2,045	1,954	5,637	5,918
Advertising and marketing	539	423	1,530	799
Federal deposit insurance premium	684	630	2,021	1,826
Directors' compensation	225	164	588	525
Miscellaneous	2,710	2,175	7,824	6,468
Total Non-Interest Expense	18,653	17,392	54,739	50,683
Income before Income Taxes	5,835	4,538	14,891	11,053
Income taxes	1,667	660	3,950	2,083
Net Income	$4,168	$3,878	$10,941	$8,970

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Net Income per Common Share (EPS)
Basic	$0.05	$0.04	$0.12	$0.10
Diluted	$0.05	$0.04	$0.12	$0.10
Weighted Average Number of Common Shares Outstanding
Basic	89,690	92,595	89,640	92,530
Diluted	89,724	92,614	89,672	92,688

Dividends Declared Per Common Share	$0.02	$-	$0.06	$-

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In Thousands, Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Net Income	$4,168	$3,878	$10,941	$8,970

Other Comprehensive Loss:

Net unrealized (loss) gain on securities available for sale, net of deferred income tax (benefit) expense of:
2016 $(250), $(3,568);
2015 $1,485, $1,310	(181)	2,176	(4,735)	2,315

Net gain (loss) on securities transferred from available for sale to held to maturity, net of deferred income tax expense (benefit) of:
2016 $15, $13;
2015 $(9), $(9)	23	(13)	19	(11)

Net realized gain on securities available for sale, net of income tax expense of:
2016 $0, $0;
2015 $0, $(3)	-	-	-	(4)

Fair value adjustments on derivatives, net of deferred income tax expense (benefit) of:
2016 $(3,238), $(3,529);
2015 $(2,836), $(4,198)	(4,687)	(4,107)	(5,111)	(6,079)

Benefit plan adjustments, net of deferred income tax expense (benefit) of:
2016 $7, $(350);
2015 $8, $(124)	11	11	(506)	(182)

Total Other Comprehensive Loss	(4,834)	(1,933)	(10,333)	(3,961)

Total Comprehensive (Loss) Income	$(666)	$1,945	$608	$5,009

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended March 31, 2015

(In Thousands, Unaudited)

	Common Stock		Paid-In	Retained	Unearned ESOP	Treasury	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Stock	Loss	Total
Balance - June 30, 2014	92,857	$7,378	$231,870	$336,355	$(3,879)	$(74,768)	$(2,280)	$494,676

Net income	-	-	-	8,970	-	-	-	8,970
Other comprehensive loss, net of income tax	-	-	-	-	-	-	(3,961)	(3,961)
ESOP shares committed to be released (149 shares)	-	-	455	-	1,091	-	-	1,546
Stock option expense	-	-	124	-	-	-	-	124
Treasury stock reissued for stock option exercises	148	-	132	-	-	1,233	-	1,365
Restricted stock plan shares earned (25 shares)	-	-	209	-	-	-	-	209
Settlement of stock options with cash in lieu of shares	-	-	(7,188)	-	-	-	-	(7,188)

Balance - March 31, 2015	93,005	$7,378	$225,602	$345,325	$(2,788)	$(73,535)	$(6,241)	$495,741

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended March 31, 2016

(In Thousands, Unaudited)

	Common Stock		Paid-In	Retained	Unearned ESOP	Treasury	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Stock	Loss	Total
Balance - June 30, 2015	93,528	$935	$870,480	$342,148	$(38,427)	$-	$(7,761)	$1,167,375

Net income	-	-	-	10,941	-	-	-	10,941
Other comprehensive loss, net of income tax	-	-	-	-	-	-	(10,333)	(10,333)
ESOP shares committed to be released (150 shares)	-	-	335	-	1,459	-	-	1,794
Stock option expense	-	-	126	-	-	-	-	126
Restricted stock plan shares earned (25 shares)	-	-	215	-	-	-	-	215
Cash dividend declared ($0.06 per common share)	-	-	-	(5,372)	-	-	-	(5,372)

Balance - March 31, 2016	93,528	$935	$871,156	$347,717	$(36,968)	$-	$(18,094)	$1,164,746

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Unaudited)

	Nine Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net income	$10,941	$8,970
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	2,241	2,210
Net amortization of premiums, discounts and loan fees and costs	3,287	1,709
Deferred income taxes	(2,079)	1,272
Realized gain on bargain purchase	-	(370)
Amortization of intangible assets	126	124
Amortization of benefit plans’ unrecognized net (gain) loss	55	57
Provision for loan losses	8,644	4,351
Loss on write-down and sales of real estate owned	161	656
Realized gain on sale of loans	(304)	(91)
Proceeds from sale of loans	3,650	1,089
Realized loss on sale of debt securities available for sale	-	594
Realized gain on call of debt securities held to maturity	(2)	-
Realized gain on sale of mortgage-backed securities available for sale	-	(601)
Realized gain on disposition of premises and equipment	(14)	(13)
Increase in cash surrender value of bank owned life insurance	(4,189)	(1,936)
ESOP, stock option plan and restricted stock plan expenses	2,135	1,879
Increase in interest receivable	(1,753)	(675)
Decrease (increase) in other assets	405	(6,673)
Increase in interest payable	216	20
Increase in other liabilities	958	12,451
Net Cash Provided by Operating Activities	24,478	25,023

Cash Flows from Investing Activities:
Purchase of debt securities available for sale	-	(52,528)
Proceeds from maturities of debt securities available for sale	20,000	-
Proceeds from sale of debt securities available for sale	-	39,444
Proceeds from repayments of debt securities available for sale	558	516
Purchases of mortgage-backed securities available for sale	-	(10,384)
Principal repayments on mortgage-backed securities available for sale	51,787	58,520
Proceeds from sale of mortgage-backed securities available for sale	-	17,780
Purchase of debt securities held to maturity	(10,824)	(7,696)
Proceeds from calls and maturities of debt securities held to maturity	63,377	4,857
Proceeds from repayments of debt securities held to maturity	-	167
Purchases of mortgage-backed securities held to maturity	(17,550)	(35,296)
Principal repayments on mortgage-backed securities held to maturity	34,206	30,383
Purchase of loans	(332,141)	(161,666)
Net increase in loans receivable	(292,115)	(94,174)
Proceeds from sale of real estate owned	1,225	1,047
Additions to premises and equipment	(1,659)	(1,769)
Proceeds from cash settlement of premises and equipment	14	49
Purchase of FHLB stock	(2,475)	(11,430)
Redemption of FHLB stock	273	5,539
Proceeds from repayment of BOLI cash surrender value	-	933
Adjustment to cash acquired in merger	-	53
Net Cash Used in Investing Activities	$(485,324)	$(215,655)

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands, Unaudited)

	Nine Months Ended March 31,
	2016	2015

Cash Flows from Financing Activities:
Net increase in deposits	$195,104	$25,234
Repayment of term FHLB advances	(1,226,073)	(1,053,070)
Proceeds from term FHLB advances	1,275,000	1,225,000
Net change in overnight borrowings	-	(17,000)
(Decrease) increase in other short-term borrowings	(2,091)	2,408
Decrease in advance payments by borrowers for taxes	(902)	(195)
Issuance of common stock of Kearny Financial Corp. from treasury	-	1,365
Cash dividends paid	(5,372)	-
Payment of cash for exercise of stock options	-	(7,188)
Net Cash Provided by Financing Activities	235,666	176,554
Net Decrease in Cash and Cash Equivalents	(225,180)	(14,078)
Cash and Cash Equivalents - Beginning	340,136	135,034
Cash and Cash Equivalents - Ending	$114,956	$120,956

Supplemental Disclosures of Cash Flows Information:
Cash paid during the year for:
Income taxes, net of refunds	$5,504	$1,825
Interest	$23,147	$18,744

Non-cash investing and financing activities:
Acquisition of real estate owned in settlement of loans	$1,920	$1,465
Fair value of assets acquired, net of cash and cash equivalents acquired	$-	$317

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

2.     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, income, comprehensive income, changes in stockholders’ equity and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the unaudited consolidated financial statements have been included. The results of operations for the three-month and nine-month periods ended March 31, 2016, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended March 31, 2016			Nine Months Ended March 31, 2016
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)			(In Thousands, Except Per Share Data)

Net income	$4,168			$10,941
Basic earnings per share, income available to common stockholders	$4,168	89,690	$0.05	$10,941	89,640	$0.12
Effect of dilutive securities:
Stock options	-	34		-	32
	$4,168	89,724	$0.05	$10,941	89,672	$0.12

	Three Months Ended March 31, 2015			Nine Months Ended March 31, 2015
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)			(In Thousands, Except Per Share Data)

Net income	$3,878			$8,970
Basic earnings per share, income available to common stockholders	$3,878	92,595	$0.04	$8,970	92,530	$0.10
Effect of dilutive securities:
Stock options	-	19		-	158
	$3,878	92,614	$0.04	$8,970	92,688	$0.10

During the three and nine months ended March 31, 2016, the average number of options which were considered anti-dilutive totaled approximately 228,874 and 256,443, respectively. During the three and nine months ended March 31, 2015, the average number of options which were considered anti-dilutive totaled approximately 224,085 and 245,097, respectively.

4.     SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of March 31, 2016, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date this document was filed.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The ASU applies a right-of-use (ROU) model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset and a liability to make lease payments. For leases with a term of 12 months or less, a practical expedient is available whereby a lessee may elect, by class of underlying asset, not to recognize an ROU asset or lease liability. At inception, lessees must classify all leases as either finance or operating based on five criteria. Balance sheet recognition of finance and operating leases is similar, but the pattern of expense recognition in the income statement, as well as the effect on the statement of cash flows, differs depending on the lease classification.

The new leases standard requires a lessor to classify leases as either sales-type, direct financing or operating, similar to existing U.S. GAAP. Classification depends on the same five criteria used by lessees plus certain additional factors. The subsequent accounting treatment for all three lease types is substantially equivalent to existing U.S. GAAP for sales-type leases, direct financing leases, and operating leases. However, the new standard updates certain aspects of the lessor accounting model to align it with the new lessee accounting model, as well as with the new revenue standard under Topic 606.

Lessees and lessors are required to provide certain qualitative and quantitative disclosures to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The new leases standard addresses other considerations including identification of a lease, separating lease and non-lease components of a contract, sale and leaseback transactions, modifications, combining contracts, reassessment of the lease term, and re-measurement of lease payments. It also contains comprehensive implementation guidance with practical examples.. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.   The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-03, Intangibles—Goodwill and Other (Topic 350), Business Combinations (Topic 805), Consolidation (Topic 810), Derivatives and Hedging (Topic 815): Effective Date and Transition Guidance.  The ASU removes the effective dates from the private company accounting alternatives for goodwill, intangible assets, consolidation, and derivatives and hedging. This allows private companies to elect the accounting alternatives at any time without a preferability assessment. However, any subsequent change to an accounting policy election would require justification that the change is preferable under Topic 250. The ASU also extends certain favorable transition provisions of the accounting alternatives.  The amendments became effective immediately upon issuance of the ASU.   Adoption of the ASU did not have a significant impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.  The ASU requires an entity to discontinue a designated hedging relationship in certain circumstances, including termination of the derivative hedging instrument or if the entity wishes to change any of the critical terms of the hedging relationship. ASU 2016-05 amends Topic 815 to clarify that novation of a derivative (replacing one of the parties to a derivative instrument with a new party) designated as the hedging instrument would not, in and of itself, be considered a termination of the derivative instrument or a change in critical terms requiring discontinuation of the designated hedging relationship.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.   The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments.  The ASU addresses how an entity should assess whether contingent call (put) options that can accelerate the payment of debt instruments are clearly and closely related to their debt hosts. This assessment is necessary to determine if the option(s) must be separately accounted for as a derivative. The ASU clarifies that an entity is required to assess the embedded call (put) options solely in accordance with a specific four-step decision sequence. This means entities are not also required to assess whether the contingency for exercising the option(s) is indexed to interest rates or credit risk. For example, when evaluating debt instruments puttable upon a change in control, the event triggering the change in control is not relevant to the assessment. Only the resulting settlement of debt is subject to the four-step decision sequence.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.   The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  The ASU introduces targeted amendments intended to simplify the accounting for stock compensation.  Specifically, the ASU requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period. That is, off balance sheet accounting for net operating losses stemming from excess tax benefits would no longer be required and instead such net operating losses would be recognized when they arise. Existing net operating losses that are currently tracked off balance sheet would be recognized, net of a valuation allowance if required, through an adjustment to opening retained earnings in the period of adoption. Entities will no longer need to maintain and track an “APIC pool.” The ASU also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows.

In addition, the ASU elevates the statutory tax withholding threshold to qualify for equity classification up to the maximum statutory tax rates in the applicable jurisdiction(s). The ASU also clarifies that cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity.

The ASU provides an optional accounting policy election (with limited exceptions), to be applied on an entity-wide basis, to either estimate the number of awards that are expected to vest (consistent with existing U.S. GAAP) or account for forfeitures when they occur.

For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.   The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

7.     SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains and losses and fair values of debt and mortgage-backed securities available for sale at March 31, 2016 and June 30, 2015 and stratification by contractual maturity of debt securities available for sale at March 31, 2016 are presented below:

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available for sale:
Debt securities:
U.S. agency securities	$6,622	$120	$18	$6,724
Obligations of state and political subdivisions	27,495	579	8	28,066
Asset-backed securities	87,718	242	3,564	84,396
Collateralized loan obligations	128,654	-	3,713	124,941
Corporate bonds	143,030	-	6,352	136,678
Trust preferred securities	8,902	14	1,653	7,263
Total debt securities	402,421	955	15,308	388,068

Mortgage-backed securities:
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	22,882	273	83	23,072
Federal National Mortgage Association	40,740	111	306	40,545
Non-agency securities	129	-	2	127
Total collateralized mortgage obligations	63,751	384	391	63,744

Mortgage pass-through securities:
Residential pass-through securities:
Government National Mortgage Association	1,905	178	1	2,082
Federal Home Loan Mortgage Corporation	132,873	2,840	-	135,713
Federal National Mortgage Association	84,988	2,686	-	87,674
Total residential pass-through securities	219,766	5,704	1	225,469

Commercial pass-through securities:
Federal National Mortgage Association	8,300	206	-	8,506
Total commercial pass-through securities	8,300	206	-	8,506

Total mortgage-backed securities	291,817	6,294	392	297,719

Total securities available for sale	$694,238	$7,249	$15,700	$685,787

	March 31, 2016
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities available for sale:
Due in one year or less	$-	$-
Due after one year through five years	51,025	49,732
Due after five years through ten years	178,116	171,591
Due after ten years	173,280	166,745
Total	$402,421	$388,068

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available for sale:
Debt securities:
U.S. agency securities	$7,208	$66	$11	$7,263
Obligations of state and political subdivisions	27,513	26	704	26,835
Asset-backed securities	87,614	879	461	88,032
Collateralized loan obligations	128,624	175	628	128,171
Corporate bonds	163,049	433	874	162,608
Trust preferred securities	8,895	16	1,160	7,751
Total debt securities	422,903	1,595	3,838	420,660

Mortgage-backed securities:
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	27,392	10	324	27,078
Federal National Mortgage Association	45,522	12	900	44,634
Non-agency securities	167	-	2	165
Total collateralized mortgage obligations	73,081	22	1,226	71,877

Mortgage pass-through securities:
Residential pass-through securities:
Government National Mortgage Association	2,430	225	-	2,655
Federal Home Loan Mortgage Corporation	155,522	2,286	1,358	156,450
Federal National Mortgage Association	102,424	2,749	665	104,508
Total residential pass-through securities	260,376	5,260	2,023	263,613

Commercial pass-through securities:
Federal National Mortgage Association	11,066	63	-	11,129
Total commercial pass-through securities	11,066	63	-	11,129

Total mortgage-backed securities	344,523	5,345	3,249	346,619

Total securities available for sale	$767,426	$6,940	$7,087	$767,279

There were no sales of securities available for sale during three or nine months ended March 31, 2016.  There were no sales of securities available for sale during three months ended March 31, 2015.  Proceeds from sales of securities available for sale during the nine months ended March 31, 2015 totaled $57.2 million and resulted in gross gains of $601,000 and gross losses of $594,000.

At March 31, 2016 and June 30, 2015, securities available for sale with carrying values of approximately $48.0 million and $58.3 million, respectively, were utilized as collateral for borrowings through the FHLB of New York. As of those same dates, securities available for sale with total carrying values of approximately $1.0 million and $1.4 million, respectively, were pledged to secure public funds on deposit.

8.     SECURITIES HELD TO MATURITY

The amortized cost, gross unrealized gains and losses and fair values of debt and mortgage-backed securities held to maturity at March 31, 2016 and June 30, 2015 and stratification by contractual maturity of debt securities held to maturity at March 31, 2016 are presented below:

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities held to maturity:
Debt securities:
U.S. agency securities	$84,990	$14	$21	$84,983
Obligations of state and political subdivisions	82,154	1,737	24	83,867
Total debt securities	167,144	1,751	45	168,850

Mortgage-backed securities:
Collateralized mortgage obligations:
Government National Mortgage Association	2,944	7	-	2,951
Federal Home Loan Mortgage Corporation	21,382	34	-	21,416
Federal National Mortgage Association	199	23	-	222
Non-agency securities	36	-	1	35
Total collateralized mortgage obligations	24,561	64	1	24,624

Mortgage pass-through securities:
Residential pass-through securities:
Government National Mortgage Association	8	1	-	9
Federal Home Loan Mortgage Corporation	45,755	261	-	46,016
Federal National Mortgage Association	188,832	2,910	18	191,724
Total residential pass-through securities	234,595	3,172	18	237,749

Commercial pass-through securities:
Government National Mortgage Association	9,785	15	-	9,800
Federal National Mortgage Association	156,345	5,816	-	162,161
Total commercial pass-through securities	166,130	5,831	-	171,961

Total mortgage-backed securities	425,286	9,067	19	434,334

Total securities held to maturity	$592,430	$10,818	$64	$603,184

	March 31, 2016
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities held to maturity:
Due in one year or less	$3,361	$3,362
Due after one year through five years	100,664	100,794
Due after five years through ten years	43,079	44,084
Due after ten years	20,040	20,610
Total	$167,144	$168,850

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities held to maturity:
Debt securities:
U.S. agency securities	$143,334	$-	$332	$143,002
Obligations of state and political subdivisions	76,528	26	1,190	75,364
Total debt securities	219,862	26	1,522	218,366

Mortgage-backed securities:
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	15,121	5	-	15,126
Federal National Mortgage Association	221	24	-	245
Non-agency securities	42	-	1	41
Total collateralized mortgage obligations	15,384	29	1	15,412

Mortgage pass-through securities:
Residential pass-through securities:
Government National Mortgage Association	8	1	-	9
Federal Home Loan Mortgage Corporation	44,905	16	218	44,703
Federal National Mortgage Association	214,150	1,090	338	214,902
Total residential pass-through securities	259,063	1,107	556	259,614

Commercial pass-through securities:
Government National Mortgage Association	10,111	32	-	10,143
Federal National Mortgage Association	158,921	1,639	228	160,332
Total commercial pass-through securities	169,032	1,671	228	170,475

Total mortgage-backed securities	443,479	2,807	785	445,501

Total securities held to maturity	$663,341	$2,833	$2,307	$663,867

There were no sales of securities held to maturity during the three and nine months ended March 31, 2016 and March 31, 2015.

At March 31, 2016 and June 30, 2015, securities held to maturity with carrying values of approximately $126.9 million and $126.9 million, respectively, were utilized as collateral for borrowings from the FHLB of New York. As of those same dates, securities held to maturity with total carrying values of approximately $7.8 million and $7.9 million, respectively, were pledged to secure public funds on deposit.

9.     IMPAIRMENT OF SECURITIES

The following two tables summarize the fair values and gross unrealized losses within the available for sale and held to maturity portfolios at March 31, 2016 and June 30, 2015. The gross unrealized losses, presented by security type, represent temporary impairments of value within each portfolio as of the dates presented. Temporary impairments within the available for sale portfolio have been recognized through other comprehensive income as reductions in stockholders’ equity on a tax-effected basis.

The tables are followed by a discussion that summarizes the Company’s rationale for recognizing impairments, where applicable, as “temporary” versus those identified as “other-than-temporary”. Such rationale is presented by investment type and generally applies consistently to both the “available for sale” and “held to maturity” portfolios, except where specifically noted.

	March 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Available for Sale:
U.S. agency securities	$-	$-	$2,089	$18	$2,089	$18
Obligations of state and political subdivisions	573	3	1,483	5	2,056	8
Asset-backed securities	45,399	2,604	14,275	960	59,674	3,564
Collateralized loan obligations	37,518	1,166	87,423	2,547	124,941	3,713
Corporate bonds	46,923	1,067	89,755	5,285	136,678	6,352
Trust preferred securities	-	-	6,249	1,653	6,249	1,653
Collateralized mortgage obligations	704	4	40,239	387	40,943	391
Residential pass-through securities	13	1	-	-	13	1

Total	$131,130	$4,845	$241,513	$10,855	$372,643	$15,700

	June 30, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Available for Sale:
U.S. agency securities	$1,533	$7	$695	$4	$2,228	$11
Obligations of state and political subdivisions	20,575	515	2,943	189	23,518	704
Asset-backed securities	23,855	293	20,067	168	43,922	461
Collateralized loan obligations	49,694	117	59,551	511	109,245	628
Corporate bonds	19,880	120	74,295	754	94,175	874
Trust preferred securities	-	-	6,734	1,160	6,734	1,160
Collateralized mortgage obligations	5,479	29	52,105	1,197	57,584	1,226
Residential pass-through securities	61,896	1,140	50,513	883	112,409	2,023

Total	$182,912	$2,221	$266,903	$4,866	$449,815	$7,087

The number of available for sale securities with unrealized losses at March 31, 2016 totaled 68 and included five U.S. agency securities, five municipal obligations, seven asset-backed securities, 20 collateralized loan obligations, 15 corporate obligations, four trust preferred securities, six collateralized mortgage obligations and six residential pass-through securities. The number of available for sale securities with unrealized losses at June 30, 2015 totaled 119 and included five U.S. agency securities, 62 municipal obligations, four asset-backed securities, 16 collateralized loan obligations, seven corporate obligations, four trust preferred securities, eight collateralized mortgage obligations and 13 residential pass-through securities.

	March 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Held to Maturity:
U.S. agency securities	$-	$-	$34,972	$21	$34,972	$21
Obligations of state and political subdivisions	5,235	12	969	12	6,204	24
Collateralized mortgage obligations	-	-	35	1	35	1
Residential pass-through securities	-	-	2,022	18	2,022	18

Total	$5,235	$12	$37,998	$52	$43,233	$64

	June 30, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Held to Maturity:
U.S. agency securities	$-	$-	$143,002	$332	$143,002	$332
Obligations of state and political subdivisions	56,190	840	7,965	350	64,155	1,190
Collateralized mortgage obligations	-	-	41	1	41	1
Residential pass-through securities	142,789	556			142,789	556
Commercial pass-through securities	18,792	228	-	-	18,792	228

Total	$217,771	$1,624	$151,008	$683	$368,779	$2,307

The number of held to maturity securities with unrealized losses at March 31, 2016 totaled 22 and included two U.S. agency securities, 15 municipal obligations, four collateralized mortgage obligations and one residential pass-through security.  The number of held to maturity securities with unrealized losses at June 30, 2015 totaled 166 and included seven U.S. agency securities, 136 municipal obligations, four collateralized mortgage obligations, 15 residential pass-through securities and four commercial pass-through securities.

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

At March 31, 2016 and June 30, 2015, the Company held no securities on which credit-related OTTI had been recognized in earnings. The following discussion summarizes the Company’s rationale for recognizing the impairments reported in the tables above as “temporary” versus “other-than-temporary”. Such rationale is presented by investment type and generally applies consistently to both the available for sale and held to maturity portfolios, except where specifically noted.

Mortgage-backed Securities.

The carrying value of the Company’s mortgage-backed securities totaled $723.0 million at March 31, 2016 and comprised 56.6% of total investments and 16.1% of total assets as of that date.  This category of securities primarily includes mortgage pass-through securities and collateralized mortgage obligations issued by U.S. government agencies and/or GSEs such as Ginnie Mae, Fannie Mae and Freddie Mac who guarantee the contractual cash flows associated with those securities.   Those guarantees were strengthened during the 2008-2009 financial crisis at which time Fannie Mae and Freddie Mac were placed into receivership by the federal government.  Through those actions, the U.S. government effectively reinforced the guarantees of their agencies thereby strengthening the creditworthiness of the mortgage-backed securities issued by those agencies.

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

Finally, the Company has the stated ability and intent to “hold to maturity” those securities so designated at March 31, 2016 and does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Moreover, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  In light of the factors noted, the Company does not consider its U.S. agency and GSE mortgage-backed securities with unrealized losses at March 31, 2016  to be “other-than-temporarily” impaired as of that date.

In addition to those mortgage-backed securities issued by U.S. agencies and GSEs, the Company held a nominal balance of non-agency mortgage-backed securities at March 31, 2016.  Unlike agency and GSE mortgage-backed securities, non-agency collateralized mortgage obligations are not explicitly guaranteed by a U.S. government sponsored entity.  Rather, such securities generally utilize the structure of the larger investment vehicle to reallocate credit risk among the individual tranches comprised within that vehicle.  Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying mortgage loans.  The creditworthiness of certain tranches may also be further enhanced by additional credit insurance protection embedded within the terms of the total investment vehicle.

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

The applicable securities generally maintained their credit-ratings at levels supporting the investment grade assessment by the Company.  The Company has the stated ability and intent to “hold to maturity” those securities at March 31, 2016 and has further concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  In light of the factors noted, the Company does not consider its non-agency mortgage-backed securities with unrealized losses at March 31, 2016 to be “other-than-temporarily” impaired as of that date.

U.S. Agency Debt Securities.

The carrying value of the Company’s U.S. agency debt securities totaled $91.7 million at March 31, 2016 and comprised 7.2% of total investments and 2.0% of total assets as of that date.  Such securities included fixed-rate U.S. agency debentures and securitized pools of loans issued and fully guaranteed by the Small Business Administration (“SBA”), a U.S. government agency.

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

Finally, the Company has the stated ability and intent to “hold to maturity” those securities so designated at March 31, 2016  and does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  In light of the factors noted, the Company does not consider its balance of U.S. agency securities with unrealized losses at March 31, 2016 to be “other-than-temporarily” impaired as of that date.

Obligations of State and Political Subdivisions.

The carrying value of the Company’s securities representing obligations of state and political subdivisions totaled $110.2 million at March 31, 2016 and comprised 8.6% of total investments and 2.5% of total assets as of that date.  Such securities primarily included fixed-rate, bank-qualified securities representing general obligations of municipalities located within the U.S. or the obligations of their related entities such as boards of education or school districts.  The balance of municipal obligations at March 31, 2016 included $3.4 million of non-rated bond anticipation notes (“BANs”) comprising six short-term obligations issued by a total of five New Jersey municipalities.

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

At March 31, 2016, each of the Company’s impaired municipal obligations were consistently rated by Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Financial Services (“S&P”) well above the thresholds that generally support the Company’s investment grade assessment with such ratings equaling “A” or higher by S&P and/or “A2” or higher by Moody’s, where rated by those agencies. In the absence of such ratings, the Company relies upon its own internal analysis of the issuer’s financial condition to validate its investment grade assessment.

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

Finally, the Company has the stated ability and intent to “hold to maturity” those securities so designated at March 31, 2016 and does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  In light of the factors noted, the Company does not consider its balance of obligations of state and political subdivisions with unrealized losses at March 31, 2016 to be “other-than-temporarily” impaired as of that date.

Asset-backed Securities.

The carrying value of the Company’s asset-backed securities totaled $84.4 million at March 31, 2016 and comprised 6.6% of total investments and 1.9% of total assets as of that date.  This category of securities is comprised entirely of structured, floating-rate securities representing securitized federal education loans featuring 97% U.S. government guarantees.  The securities represent tranches of a larger investment vehicle designed to reallocate credit risk among the individual tranches comprised within that vehicle.  Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying loans.  The Company’s impaired asset-backed securities represent the highest credit-quality tranches within the overall structures with each being rated “AA+” or better by S&P at March 31, 2016.

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

Finally, the Company does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost. Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of March 31, 2016.  In light of the factors noted, the Company does not consider its balance of asset-backed securities with unrealized losses at March 31, 2016 to be “other-than-temporarily” impaired as of that date.

Collateralized Loan Obligations.

The outstanding balance of the Company’s collateralized loan obligations totaled $124.9 million at March 31, 2016 and comprised 9.8% of total investments and 2.8% of total assets as of that date.  This category of securities is comprised entirely of structured, floating-rate securities comprised of securitized commercial loans to large U.S. corporations.  The Company’s securities represent tranches of a larger investment vehicle designed to reallocate cash flows and credit risk among the individual tranches comprised within that vehicle.  Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying loans.

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

At March 31, 2016, each of the Company’s impaired collateralized loan obligations were consistently rated by Moody’s and S&P well above the thresholds that generally support the Company’s investment grade assessment, with such ratings equaling “AA” or higher by S&P and “Aa2” or higher by Moody’s, where rated by those agencies.

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

During fiscal 2015, the Company reviewed the underlying security agreements for each of its collateralized loan obligations to determine if the terms of such agreements could potentially allow for the inclusion of ineligible assets within the security’s structure in the future thereby making it an ineligible investment under the terms of the “Volcker Rule” and related regulations enacted by regulatory agencies in conjunction with the ongoing implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act. To the extent the agreements contained such provisions and could or would not be modified by the issuer to ensure ongoing compliance with the Volcker Rule, the Company sold such securities during fiscal 2015.

At March 31, 2016, the Company’s entire portfolio of collateralized loan obligations remains compliant with the Volcker Rule.  As such, the Company concluded that the possibility of being required to sell its collateralized loan obligations prior to their anticipated recovery is currently unlikely, which is further reinforced by the overall strength of the Company’s liquidity, asset quality and capital position as of that date. Moreover, the Company does not otherwise intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost at March 31, 2016.  In light of the factors noted, the Company does not consider its balance of collateralized loan obligations with unrealized losses at March 31, 2016 to be “other-than-temporarily” impaired as of that date.

Corporate Bonds.

The carrying value of the Company’s corporate bonds totaled $136.7 million at March 31, 2016 and comprised 10.7% of total investments and 3.0% of total assets as of that date.  This category of securities is comprised entirely of floating-rate corporate debt obligations issued by large financial institutions.  Such issuers include domestic institutions, such as The Goldman Sachs Group, Inc., General Electric Capital Corporation, JPMorgan Chase & Co. and Wells Fargo and Co., as well as non-domestic financial institutions such as ING Bank N.V., Barclays Bank PLC and Deutsche Bank AG.  The Company generally limits its investment in the unsecured corporate debt of any single issuer to $25.0 million.

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

At March 31, 2016, each of the Company’s impaired corporate bonds were consistently rated by Moody’s and S&P above the thresholds that generally support the Company’s investment grade assessment with such ratings equaling “BBB+” or higher by S&P and/or “Baa1” or higher by Moody’s, where rated by those agencies.

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

Finally, the Company does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of March 31, 2016.  In light of the factors noted, the Company does not consider its balance of corporate bonds with unrealized losses at March 31, 2016 to be “other-than-temporarily” impaired as of that date.

Trust Preferred Securities.

The carrying value of the Company’s trust preferred securities totaled $7.3 million at March 31, 2016 and comprised less than one percent of total investments and total assets as of that date.  The category comprises a total of five “single-issuer” (i.e. non-pooled) trust preferred securities, four of which are impaired as of March 31, 2016, that were originally issued by four separate financial institutions.  As a result of bank mergers involving the issuers of these securities, the Company’s five trust preferred securities currently represent the de-facto obligations of three separate financial institutions.

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

At March 31, 2016, the Company owned two securities at an amortized cost of $3.0 million that were consistently rated by Moody’s and S&P above the thresholds that generally support the Company’s investment grade assessment. The securities were originally issued through Chase Capital II and currently represent de-facto obligations of JPMorgan Chase & Co.

The Company has attributed the unrealized losses on these securities to the combined effects of several market-related factors, including movements in market interest rates and general level of liquidity of such securities in the marketplace based on overall supply and demand.

With regard to interest rates, the Company’s impaired trust preferred securities are variable rate securities whose interest rates generally float with three-month LIBOR plus a margin.  Based upon the historically low level of short-term market interest rates, the current yield on these securities is comparatively low.  Consequently, the fair value of the securities, as determined based upon their market price, reflects the adverse effects of the historically low market interest rates at March 31, 2016.

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

The Company’s evaluation of the unrealized loss associated with these securities considered a variety of factors to determine if any portion of the impairment was credit-related at March 31, 2016.  Factors generally considered in such evaluations included the financial strength and viability of the issuer and its parent company, the security’s historical performance through prior business and economic cycles, rating consistency or variability among rating companies, the security’s current and anticipated status regarding payment default or deferral of contractual payments to investors and the impact of these factors on the present value of the security’s expected future cash flows in relation to its amortized cost basis.

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

Finally, the Company does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of March 31, 2016.  Moreover, as “single issuer” obligations, these securities fall outside the scope of the Volcker Rule discussed earlier that originally identified pooled trust preferred securities as potentially ineligible investments for banks.  In light of the factors noted, the Company does not consider its investments in trust preferred securities with unrealized losses at March 31, 2016 to be “other-than-temporarily” impaired as of that date.

10.     LOAN QUALITY AND ALLOWANCE FOR LOAN LOSSES

Acquired Credit-Impaired Loans. At March 31, 2016, the remaining outstanding principal balance and carrying amount of acquired credit-impaired loans totaled approximately $8,048,086 and $7,071,000, respectively. By comparison, at June 30, 2015, the remaining outstanding principal balance and carrying amount of acquired credit-impaired loans totaled approximately $9,900,000 and $8,363,000, respectively.

The carrying amount of acquired credit-impaired loans for which interest is not being recognized due to the uncertainty of the cash flows relating to such loans totaled $6,336,000 and $1,322,000 at March 31, 2016 and June 30, 2015, respectively.

The balance of the allowance for loan losses at March 31, 2016 included approximately $745,000 of valuation allowances for specifically identified impairment attributable to acquired credit-impaired loans. The valuation allowances were attributable to additional impairment recognized on the applicable loans subsequent to their acquisition, net of any charge offs recognized during that time.  Valuation allowances for specifically identified impairment attributable to acquired credit-impaired loans at June 30, 2015 totaled $81,000.

The following table presents the changes in the accretable yield relating to the acquired credit-impaired loans for the three and nine months ended March 31, 2016 and March 31, 2015.

	Three Months Ended March 31,
	2016	2015
	(In Thousands)
Beginning balance	$844	$1,684
Accretion to interest income	(81)	(379)
Disposals	-	-
Reclassifications from nonaccretable difference	-	-
Ending balance	$763	$1,305

	Nine Months Ended March 31,
	2016	2015
	(In Thousands)
Beginning balance	$1,189	$1,891
Accretion to interest income	(400)	(586)
Disposals	(26)	-
Reclassifications from nonaccretable difference	-	-
Ending balance	$763	$1,305

Residential Mortgage Loans in Foreclosure. We may obtain physical possession of one- to four-family real estate collateralizing a residential mortgage loan via foreclosure or through an in-substance repossession. As of March 31, 2016, we held one single-family property in real estate owned with a carrying value of $481,000 that was acquired through a foreclosure on a residential mortgage loan.  As of that same date, we held 34 residential mortgage loans with aggregate carrying values totaling $6.9 million which were in the process of foreclosure.

Loan Quality. The following tables present the balance of the allowance for loan losses at March 31, 2016 and June 30, 2015 based upon the calculation methodology as described in the Company’s Form 10-K for the fiscal year ended June 30, 2015. The tables identify the valuation allowances attributable to specifically identified impairments on individually evaluated loans, including those acquired with deteriorated credit quality, as well as valuation allowances for impairments on loans evaluated collectively. The tables include the underlying balance of loans receivable applicable to each category as of those dates as well as the activity in the allowance for loan losses for the three and nine months ended March 31, 2016 and March 31, 2015. Unless otherwise noted, the balance of loans reported in the tables below excludes yield adjustments and the allowance for loan loss.

Allowance for Loan Losses and Loans Receivable
at March 31, 2016
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Balance of allowance for loan losses:

Originated and purchased loans:
Loans individually evaluated for impairment	$142	$84	$-	$89	$78	$-	$-	$393
Loans collectively evaluated for impairment	2,143	16,736	32	1,057	189	34	641	20,832
Allowance for loan losses on originated and purchased loans	2,285	16,820	32	1,146	267	34	641	21,225

Loans acquired at fair value:
Loans acquired with deteriorated credit quality	-	-	-	745	-	-	-	745
Other acquired loans individually evaluated for impairment	-	50	-	177	-	-	-	227
Acquired loans collectively evaluated for impairment	56	414	5	240	44	53	1	813
Allowance for loan losses on loans acquired at fair value	56	464	5	1,162	44	53	1	1,785

Total allowance for loan losses	$2,341	$17,284	$37	$2,308	$311	$87	$642	$23,010

Allowance for Loan Losses and Loans Receivable
Period Ended March 31, 2016
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the three months ended March 31, 2016:

At December 31, 2015:
Allocated	$2,398	$15,452	$35	$1,941	$313	$88	$287	$20,514
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	2,398	15,452	35	1,941	313	88	287	20,514

Total charge offs	(27)	(18)	-	(43)	(4)	-	(1)	(93)
Total recoveries	-	-	-	-	-	-	-	-
Total allocated provisions	(30)	1,850	2	410	2	(1)	356	2,589
Total unallocated provisions	-	-	-	-	-	-	-	-

At March 31, 2016:
Allocated	2,341	17,284	37	2,308	311	87	642	23,010
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	$2,341	$17,284	$37	$2,308	$311	$87	$642	$23,010

Allowance for Loan Losses and Loans Receivable
Period Ended March 31, 2016
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the nine months ended March 31, 2016:

At June 30, 2015:
Allocated	$2,210	$11,120	$34	$1,860	$260	$106	$16	$15,606
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	2,210	11,120	34	1,860	260	106	16	15,606

Total charge offs	(1,180)	(115)	-	(687)	(38)	(26)	(4)	(2,050)
Total recoveries	9	-	-	759	41	-	1	810
Total allocated provisions	1,302	6,279	3	376	48	7	629	8,644
Total unallocated provisions	-	-	-	-	-	-	-	-

At March 31, 2016:
Allocated	2,341	17,284	37	2,308	311	87	642	23,010
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	$2,341	$17,284	$37	$2,308	$311	$87	$642	$23,010

Allowance for Loan Losses and Loans Receivable
Period Ended March 31, 2015
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the three months ended March 31, 2015:

At December 31, 2014:
Allocated	$2,310	$8,392	$59	$1,407	$314	$80	$22	$12,584
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	2,310	8,392	59	1,407	314	80	22	12,584

Total charge offs	(183)	-	-	(38)	(38)	-	(1)	(260)
Total recoveries	-	-	-	2	-	-	-	2
Total allocated provisions	34	1,443	(28)	313	5	(5)	(1)	1,761
Total unallocated provisions	-	-	-	-	-	-	-	-

At March 31, 2015:
Allocated	2,161	9,835	31	1,684	281	75	20	14,087
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	$2,161	$9,835	$31	$1,684	$281	$75	$20	$14,087

Allowance for Loan Losses and Loans Receivable
Period Ended March 31, 2015
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the nine months ended March 31, 2015:

At June 30, 2014:
Allocated	$2,729	$7,737	$67	$1,284	$460	$88	$22	$12,387
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	2,729	7,737	67	1,284	460	88	22	12,387

Total charge offs	(1,620)	(612)	-	(489)	(77)	-	(1)	(2,799)
Total recoveries	141	-	-	7	-	-	-	148
Total allocated provisions	911	2,710	(36)	882	(102)	(13)	(1)	4,351
Total unallocated provisions	-	-	-	-	-	-	-	-

At March 31, 2015:
Allocated	2,161	9,835	31	1,684	281	75	20	14,087
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	$2,161	$9,835	$31	$1,684	$281	$75	$20	$14,087

Allowance for Loan Losses and Loans Receivable
at March 31, 2016
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Balance of loans receivable:

Originated and purchased loans:
Loans individually evaluated for impairment	$13,157	$3,205	$-	$980	$1,064	$42	$-	$18,448
Loans collectively evaluated for impairment	553,447	1,797,427	3,038	69,901	64,399	11,236	24,876	2,524,324
Total originated and purchased loans	566,604	1,800,632	3,038	70,881	65,463	11,278	24,876	2,542,772

Loans acquired at fair value:
Loans acquired with deteriorated credit quality	106	308	-	6,657	-	-	-	7,071
Other acquired loans individually evaluated for impairment	-	4,387	368	1,131	468	777	-	7,131
Acquired loans collectively evaluated for impairment	54,158	76,611	327	16,462	4,537	8,087	79	160,261
Total loans acquired at fair value	54,264	81,306	695	24,250	5,005	8,864	79	174,463

Total loans	$620,868	$1,881,938	$3,733	$95,131	$70,468	$20,142	$24,955	2,717,235
Unamortized yield adjustments								2,834
Loans receivable, net of yield adjustments								$2,720,069

Allowance for Loan Losses and Loans Receivable
at June 30, 2015
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Balance of allowance for loan losses:

Originated and purchased loans:
Loans individually evaluated for impairment	$116	$415	$-	$30	$12	$-	$-	$573
Loans collectively evaluated for impairment	2,031	10,162	29	989	184	33	15	13,443
Allowance for loan losses on originated and purchased loans	2,147	10,577	29	1,019	196	33	15	14,016

Loans acquired at fair value:
Loans acquired with deteriorated credit quality	-	-	-	81	-	-	-	81
Other acquired loans individually evaluated for impairment	-	114	-	259	-	24	-	397
Acquired loans collectively evaluated for impairment	63	429	5	501	64	49	1	1,112
Allowance for loan losses on loans acquired at fair value	63	543	5	841	64	73	1	1,590

Total allowance for loan losses	$2,210	$11,120	$34	$1,860	$260	$106	$16	$15,606

Allowance for Loan Losses and Loans Receivable
at June 30, 2015
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Balance of loans receivable:

Originated and purchased loans:
Loans individually evaluated for impairment	$10,240	$3,439	$-	$1,861	$991	$26	$-	$16,557
Loans collectively evaluated for impairment	520,070	1,214,586	3,328	69,797	63,034	10,854	4,204	1,885,873
Total originated and purchased loans	530,310	1,218,025	3,328	71,658	64,025	10,880	4,204	1,902,430

Loans acquired at fair value:
Loans acquired with deteriorated credit quality	116	318	-	7,929	-	-	-	8,363
Other acquired loans individually evaluated for impairment	-	4,196	2,037	927	534	945	-	8,639
Acquired loans collectively evaluated for impairment	61,895	86,564	346	18,937	5,698	9,589	87	183,116
Total loans acquired at fair value	62,011	91,078	2,383	27,793	6,232	10,534	87	200,118

Total loans	$592,321	$1,309,103	$5,711	$99,451	$70,257	$21,414	$4,291	2,102,548
Unamortized yield adjustments								316
Loans receivable, net of yield adjustments								$2,102,864

The following tables present key indicators of credit quality regarding the Company’s loan portfolio based upon loan classification and contractual payment status at March 31, 2016 and June 30, 2015 based upon the methodology for identifying and reporting such loans as described in the Company’s Form 10-K for the fiscal year ended June 30, 2015.

Credit-Rating Classification of Loans Receivable
at March 31, 2016
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans:
Non-classified	$551,447	$1,796,098	$2,809	$69,835	$64,285	$11,187	$24,875	$2,520,536
Classified:
Special Mention	500	-	229	66	50	25	-	870
Substandard	14,657	4,468	-	980	1,128	66	-	21,299
Doubtful	-	66	-	-	-	-	1	67
Loss	-	-	-	-	-	-	-	-
Total classified loans	15,157	4,534	229	1,046	1,178	91	1	22,236
Total originated and purchased loans	566,604	1,800,632	3,038	70,881	65,463	11,278	24,876	2,542,772

Loans acquired at fair value:
Non-classified	52,498	75,931	-	12,520	4,430	7,704	57	153,140
Classified:
Special Mention	366	-	327	621	-	239	20	1,573
Substandard	1,400	5,375	368	11,103	575	921	2	19,744
Doubtful	-	-	-	6	-	-	-	6
Loss	-	-	-	-	-	-	-	-
Total classified loans	1,766	5,375	695	11,730	575	1,160	22	21,323
Total loans acquired at fair value	54,264	81,306	695	24,250	5,005	8,864	79	174,463

Total loans	$620,868	$1,881,938	$3,733	$95,131	$70,468	$20,142	$24,955	$2,717,235

Credit-Rating Classification of Loans Receivable
at June 30, 2015
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans:
Non-classified	$518,592	$1,213,307	$3,328	$69,662	$62,902	$10,780	$4,201	$1,882,772
Classified:
Special Mention	955	256	-	58	56	74	-	1,399
Substandard	10,763	4,195	-	1,938	1,067	26	3	17,992
Doubtful	-	267	-	-	-	-	-	267
Loss	-	-	-	-	-	-	-	-
Total classified loans	11,718	4,718	-	1,996	1,123	100	3	19,658
Total originated and purchased loans	530,310	1,218,025	3,328	71,658	64,025	10,880	4,204	1,902,430

Loans acquired at fair value:
Non-classified	60,593	82,068	-	13,749	5,588	9,196	60	171,254
Classified:
Special Mention	372	3,425	346	7,617	76	242	24	12,102
Substandard	1,046	5,585	2,037	6,421	568	1,096	3	16,756
Doubtful	-	-	-	6	-	-	-	6
Loss	-	-	-	-	-	-	-	-
Total classified loans	1,418	9,010	2,383	14,044	644	1,338	27	28,864
Total loans acquired at fair value	62,011	91,078	2,383	27,793	6,232	10,534	87	200,118

Total loans	$592,321	$1,309,103	$5,711	$99,451	$70,257	$21,414	$4,291	$2,102,548

Contractual Payment Status of Loans Receivable
at March 31, 2016
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans:
Current	$556,940	$1,798,031	$3,038	$70,464	$64,940	$11,155	$24,790	$2,529,358
Past due:
30-59 days	1,700	1,214	-	417	-	81	46	3,458
60-89 days	347	58	-	-	80	-	40	525
90+ days	7,617	1,329	-	-	443	42	-	9,431
Total past due	9,664	2,601	-	417	523	123	86	13,414
Total originated and purchased loans	566,604	1,800,632	3,038	70,881	65,463	11,278	24,876	2,542,772

Loans acquired at fair value:
Current	54,158	80,028	327	23,002	4,925	8,276	77	170,793
Past due:
30-59 days	106	207	-	-	-	24	1	338
60-89 days	-	365	-	91	-	128	1	585
90+ days	-	706	368	1,157	80	436	-	2,747
Total past due	106	1,278	368	1,248	80	588	2	3,670
Total loans acquired at fair value	54,264	81,306	695	24,250	5,005	8,864	79	174,463

Total loans	$620,868	$1,881,938	$3,733	$95,131	$70,468	$20,142	$24,955	$2,717,235

Contractual Payment Status of Loans Receivable
at June 30, 2015
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans:
Current	$524,780	$1,216,644	$3,328	$70,529	$63,457	$10,828	$4,199	$1,893,765
Past due:
30-59 days	420	256	-	23	114	-	4	817
60-89 days	685	-	-	-	-	26	-	711
90+ days	4,425	1,125	-	1,106	454	26	1	7,137
Total past due	5,530	1,381	-	1,129	568	52	5	8,665
Total originated and purchased loans	530,310	1,218,025	3,328	71,658	64,025	10,880	4,204	1,902,430

Loans acquired at fair value:
Current	61,895	89,796	1,610	25,721	5,993	9,577	85	194,677
Past due:
30-59 days	116	-	-	-	134	12	-	262
60-89 days	-	468	-	-	-	-	1	469
90+ days	-	814	773	2,072	105	945	1	4,710
Total past due	116	1,282	773	2,072	239	957	2	5,441
Total loans acquired at fair value	62,011	91,078	2,383	27,793	6,232	10,534	87	200,118

Total loans	$592,321	$1,309,103	$5,711	$99,451	$70,257	$21,414	$4,291	$2,102,548

The following tables present information relating to the Company’s nonperforming and impaired loans at March 31, 2016 and June 30, 2015 based upon the methodology for identifying and reporting such loans as described in the Company’s Form 10-K for the fiscal year ended June 30, 2015. Loans reported as “90+ days past due accruing” in the table immediately below are also reported in the preceding contractual payment status table under the heading “90+ days past due”.

Performance Status of Loans Receivable
at March 31, 2016
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans:
Performing	$555,660	$1,797,427	$3,038	$69,920	$64,899	$11,236	$24,876	$2,527,056
Nonperforming:
90+ days past due accruing	-	-	-	-	-	-	-	-
Nonaccrual	10,944	3,205	-	961	564	42	-	15,716
Total nonperforming	10,944	3,205	-	961	564	42	-	15,716
Total originated and purchased loans	566,604	1,800,632	3,038	70,881	65,463	11,278	24,876	2,542,772

Loans acquired at fair value:
Performing	54,158	77,284	327	16,906	4,721	8,428	79	161,903
Nonperforming:
90+ days past due accruing	-	-	-	-	-	-	-	-
Nonaccrual	106	4,022	368	7,344	284	436	-	12,560
Total nonperforming	106	4,022	368	7,344	284	436	-	12,560
Total loans acquired at fair value	54,264	81,306	695	24,250	5,005	8,864	79	174,463

Total loans	$620,868	$1,881,938	$3,733	$95,131	$70,468	$20,142	$24,955	$2,717,235

Performance Status of Loans Receivable
at June 30, 2015
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans:
Performing	$522,474	$1,214,653	$3,328	$69,819	$63,563	$10,854	$4,203	$1,888,894
Nonperforming:
90+ days past due accruing	-	-	-	-	-	-	-	-
Nonaccrual	7,836	3,372	-	1,839	462	26	1	13,536
Total nonperforming	7,836	3,372	-	1,839	462	26	1	13,536
Total originated and purchased loans	530,310	1,218,025	3,328	71,658	64,025	10,880	4,204	1,902,430

Loans acquired at fair value:
Performing	61,895	87,273	346	25,688	5,882	9,589	86	190,759
Nonperforming:
90+ days past due accruing	-	-	-	-	-	-	-	-
Nonaccrual	116	3,805	2,037	2,105	350	945	1	9,359
Total nonperforming	116	3,805	2,037	2,105	350	945	1	9,359
Total loans acquired at fair value	62,011	91,078	2,383	27,793	6,232	10,534	87	200,118

Total loans	$592,321	$1,309,103	$5,711	$99,451	$70,257	$21,414	$4,291	$2,102,548

Impairment Status of Loans Receivable
at March 31, 2016
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Carrying value of impaired loans:

Originated and purchased loans:
Non-impaired loans	$553,447	$1,797,427	$3,038	$69,901	$64,399	$11,236	$24,876	$2,524,324
Impaired loans:
Impaired loans with no allowance for impairment	8,550	3,081	-	960	983	42	-	13,616
Impaired loans with allowance for impairment:
Recorded investment	4,607	124	-	20	81	-	-	4,832
Allowance for impairment	(142)	(84)	-	(89)	(78)	-	-	(393)
Balance of impaired loans net of allowance for impairment	4,465	40	-	(69)	3	-	-	4,439
Total impaired loans, excluding allowance for impairment:	13,157	3,205	-	980	1,064	42	-	18,448
Total originated and purchased loans	566,604	1,800,632	3,038	70,881	65,463	11,278	24,876	2,542,772

Loans acquired at fair value:
Non-impaired loans	54,158	76,611	327	16,462	4,537	8,087	79	160,261
Impaired loans:
Impaired loans with no allowance for impairment	106	4,330	368	1,406	468	777	-	7,455
Impaired loans with allowance for impairment:
Recorded investment	-	365	-	6,382	-	-	-	6,747
Allowance for impairment	-	(50)	-	(922)	-	-	-	(972)
Balance of impaired loans net of allowance for impairment	-	315	-	5,460	-	-	-	5,775
Total impaired loans, excluding allowance for impairment:	106	4,695	368	7,788	468	777	-	14,202
Total loans acquired at fair value	54,264	81,306	695	24,250	5,005	8,864	79	174,463

Total loans	$620,868	$1,881,938	$3,733	$95,131	$70,468	$20,142	$24,955	$2,717,235

Unpaid principal balance of impaired loans:
Originated and purchased loans	$17,371	$4,522	$73	$1,072	$1,132	$42	$-	$24,212
Loans acquired at fair value	144	5,187	391	9,506	589	863	-	16,680
Total impaired loans	$17,515	$9,709	$464	$10,578	$1,721	$905	$-	$40,892

Impairment Status of Loans Receivable
at June 30, 2015
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Carrying value of impaired loans:

Originated and purchased loans:
Non-impaired loans	$520,070	$1,214,586	$3,328	$69,797	$63,034	$10,854	$4,204	$1,885,873
Impaired loans:
Impaired loans with no allowance for impairment	8,387	1,777	-	1,418	905	26	-	12,513
Impaired loans with allowance for impairment:
Recorded investment	1,853	1,662	-	443	86	-	-	4,044
Allowance for impairment	(116)	(415)	-	(30)	(12)	-	-	(573)
Balance of impaired loans net of allowance for impairment	1,737	1,247	-	413	74	-	-	3,471
Total impaired loans, excluding allowance for impairment:	10,240	3,439	-	1,861	991	26	-	16,557
Total originated and purchased loans	530,310	1,218,025	3,328	71,658	64,025	10,880	4,204	1,902,430

Loans acquired at fair value:
Non-impaired loans	61,895	86,564	346	18,937	5,698	9,589	87	183,116
Impaired loans:
Impaired loans with no allowance for impairment	116	4,072	2,037	8,214	534	488	-	15,461
Impaired loans with allowance for impairment:
Recorded investment	-	442	-	642	-	457	-	1,541
Allowance for impairment	-	(114)	-	(340)	-	(24)	-	(478)
Balance of impaired loans net of allowance for impairment	-	328	-	302	-	433	-	1,063
Total impaired loans, excluding allowance for impairment:	116	4,514	2,037	8,856	534	945	-	17,002
Total loans acquired at fair value	62,011	91,078	2,383	27,793	6,232	10,534	87	200,118

Total loans	$592,321	$1,309,103	$5,711	$99,451	$70,257	$21,414	$4,291	$2,102,548

Unpaid principal balance of impaired loans:
Originated and purchased loans	$16,985	$4,103	$-	$2,036	$1,014	$26	$-	$24,164
Loans acquired at fair value	147	4,759	2,118	10,506	561	975	-	19,066
Total impaired loans	$17,132	$8,862	$2,118	$12,542	$1,575	$1,001	$-	$43,230

Impairment Status of Loans Receivable
Period Ended March 31, 2016 and 2015
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
For the three months ended March 31, 2016:
Average balance of impaired loans	$12,827	$7,998	$387	$8,793	$1,507	$834	$-	$32,346
Interest earned on impaired loans	$45	$8	$-	$182	$11	$3	$-	$249

For the nine months ended March 31, 2016:
Average balance of impaired loans	$11,926	$8,011	$1,046	$9,438	$1,507	$910	$-	$32,838
Interest earned on impaired loans	$156	$27	$-	$573	$39	$4	$-	$799

For the three months ended March 31, 2015:
Average balance of impaired loans	$12,462	$7,626	$2,421	$11,794	$1,657	$972	$-	$36,932
Interest earned on impaired loans	$33	$28	$-	$233	$10	$-	$-	$304

For the nine months ended March 31, 2015:
Average balance of impaired loans	$12,867	$7,837	$1,818	$11,795	$1,645	$1,015	$ -	$36,977
Interest earned on impaired loans	$105	$49	$5	$639	$35	$-	$ -	$833

The following table presents information regarding the restructuring of the Company’s troubled debts during the three and nine months ended March 31, 2016 and 2015 and any defaults during those periods of TDRs that were restructured within 12 months of the date of default.

Troubled Debt Restructurings of Loans Receivable
Period Ended March 31, 2016
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
(In Thousands)
Troubled debt restructuring activity for the three months ended March 31, 2016

Originated and purchased loans
Number of loans	2	-	-	-	1	-	-	3
Pre-modification outstanding recorded investment	$673	$-	$-	$-	$41	$-	$-	$714
Post-modification outstanding recorded investment	687	-	-	-	37	-	-	$724
Charge offs against the allowance for loan loss recognized at modification	8	-	-	-	4	-	-	$12

Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Pre-modification outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-
Post-modification outstanding recorded investment	-	-	-	-	-	-	-	$-
Charge offs against the allowance for loan loss recognized at modification	-	-	-	-	-	-	-	$-

Troubled debt restructuring defaults for the three months ended March 31, 2016

Originated and purchased loans
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

Troubled Debt Restructurings of Loans Receivable
Period Ended March 31, 2016
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Troubled debt restructuring activity for the nine months ended March 31, 2016

Originated and purchased loans
Number of loans	5	-	-	-	1	-	-	6
Pre-modification outstanding recorded investment	$1,770	$-	$-	$-	$41	$-	$-	$1,811
Post-modification outstanding recorded investment	1,472	-	-	-	37	-	-	$1,509
Charge offs against the allowance for loan loss recognized at modification	300	-	-	-	4	-	-	$304

Loans acquired at fair value
Number of loans	-	3	-	-	2	-	-	5
Pre-modification outstanding recorded investment	$-	$2,285	$-	$-	$110	$-	$-	$2,395
Post-modification outstanding recorded investment	-	2,290	-	-	87	-	-	$2,377
Charge offs against the allowance for loan loss recognized at modification	-	-	-	-	24	-	-	$24

Troubled debt restructuring defaults for the nine months ended March 31, 2016

Originated and purchased loans
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

Troubled Debt Restructurings of Loans Receivable
Period Ended March 31, 2015
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
(In Thousands)
Troubled debt restructuring activity for the three months ended March 31, 2015

Originated and purchased loans
Number of loans	-	-	-	-	-	-	-	-
Pre-modification outstanding recorded investment	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$-
Post-modification outstanding recorded investment	-	-	-	-	-	-	-	$-
Charge offs against the allowance for loan loss recognized at modification	-	-	-	-	-	-	-	$-

Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Pre-modification outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-
Post-modification outstanding recorded investment	-	-	-	-	-	-	-	$-
Charge offs against the allowance for loan loss recognized at modification	-	-	-	-	-	-	-	$-

Troubled debt restructuring defaults for the three months ended March 31, 2015

Originated and purchased loans
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

Troubled Debt Restructurings of Loans Receivable
Period Ended March 31, 2015
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Troubled debt restructuring activity for the nine months ended March 31, 2015

Originated and purchased loans
Number of loans	5	-	-	2	-	-	-	7
Pre-modification outstanding recorded investment	$1,955	$ -	$ -	$348	$ -	$ -	$ -	$2,303
Post-modification outstanding recorded investment	1,823	-	-	322	-	-	-	$2,145
Charge offs against the allowance for loan loss recognized at modification	261	-	-	27	-	-	-	$288

Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Pre-modification outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-
Post-modification outstanding recorded investment	-	-	-	-	-	-	-	$-
Charge offs against the allowance for loan loss recognized at modification	-	-	-	-	-	-	-	$-

Troubled debt restructuring defaults for the nine months ended March 31, 2015

Originated and purchased loans
Number of loans	1	-	-	-	-	-	-	1
Outstanding recorded investment	$419	$-	$-	$-	$-	$-	$-	$419

Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

The manner in which the terms of a loan are modified through a troubled debt restructuring generally includes one or more of the following changes to the loan’s repayment terms:

•	Interest Rate Reduction: Temporary or permanent reduction of the interest rate charged against the outstanding balance of the loan.
•	Capitalization of Prior Past Dues: Capitalization of prior amounts due to the outstanding balance of the loan.
•	Extension of Maturity or Balloon Date: Extending the term of the loan past its original balloon or maturity date.
•	Deferral of Principal Payments: Temporary deferral of the principal portion of a loan payment.
•	Payment Recalculation and Re-amortization: Recalculation of the recurring payment obligation and resulting loan amortization/repayment schedule based on the loan’s modified terms.

11.     BORROWINGS

Fixed rate advances from the FHLB of New York mature as follows:

	March 31, 2016		June 30, 2015
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars in Thousands)
Maturing in years ending June 30:
2016	$431,500	0.69%	$382,500	0.41%
2017	3,000	1.05	3,000	1.05
2018	5,225	1.18	5,225	1.18
2021	597	4.94	671	4.94
2023	145,000	3.04	145,000	3.04
Total borrowings	585,322	1.28%	536,396	1.13%
Fair value adjustments	(5)		9
Total borrowings, net of fair value adjustments	$585,317		$536,405

At March 31, 2016, $434.5 million in advances are due within one year while the remaining $150.8 million in advances are due after one year of which $145.0 million are callable in April 2018.

At March 31, 2016, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $1.0 billion and $174.9 million, respectively. At June 30, 2015, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $894.6 million and $185.2 million, respectively.

Borrowings at March 31, 2016 and June 30, 2015 also included overnight borrowings in the form of depositor sweep accounts totaling $33.0 million and $35.1 million, respectively. Depositor sweep accounts are short term borrowings representing funds that are withdrawn from a customer’s noninterest-bearing deposit account and invested in an uninsured overnight investment account that is collateralized by specified investment securities owned by the Bank.

12.     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

At March 31, 2016 and June 30, 2015, the Company was subject to the terms of certain interest rate derivative agreements that were utilized by the Company to manage the interest rate exposure arising from specific wholesale funding positions. Such wholesale funding sources include floating-rate brokered money market deposits indexed to one-month LIBOR as well as a number of 90 day fixed-rate FHLB advances that are forecasted to be periodically redrawn at maturity for the same 90 day term as the original advance. The derivatives, comprising eight interest rate swaps and two interest rate caps, were designated as cash flow hedges with changes in their fair value recorded as an adjustment through other comprehensive income on an after-tax basis.

The effects of derivative instruments on the statements of condition included in the Consolidated Financial Statements at March 31, 2016 and June 30, 2015 and for the three and nine months ended March 31, 2016 and March 31, 2015 are as follows:

	March 31, 2016
	Notional/ Contract Amount	Fair Value	Balance Sheet Location	Expiration Date
	(Dollars in Thousands)
Derivatives designated as hedging instruments
Interest rate swaps by effective date:
July 1, 2013	$165,000	$(1,977)	Other liabilities	July 1, 2018
August 19, 2013	75,000	(1,572)	Other liabilities	August 20, 2018
October 9, 2013	50,000	(835)	Other liabilities	October 9, 2018
March 28, 2014	75,000	(2,228)	Other liabilities	March 28, 2019
June 5, 2015	60,000	(3,121)	Other liabilities	June 5, 2020
July 28, 2015	50,000	(2,987)	Other liabilities	July 28, 2020
September 28, 2015	40,000	(2,541)	Other liabilities	September 28, 2020
December 28, 2015	35,000	(2,500)	Other liabilities	December 28, 2020
	550,000	(17,761)
Interest rate caps by effective date:
June 5, 2013	40,000	95	Other liabilities	June 5, 2018
July 1, 2013	35,000	79	Other liabilities	July 1, 2018
	75,000	174
Total	$625,000	$(17,587)

	June 30, 2015
	Notional/ Contract Amount	Fair Value	Balance Sheet Location	Expiration Date
	(Dollars in Thousands)
Derivatives designated as hedging instruments
Interest rate swaps by effective date:
July 1, 2013	$165,000	$(768)	Other liabilities	July 1, 2018
August 19, 2013	75,000	(1,149)	Other liabilities	August 20, 2018
October 9, 2013	50,000	(400)	Other liabilities	October 9, 2018
March 28, 2014	75,000	(1,372)	Other liabilities	March 28, 2019
June 5, 2015	60,000	(1,717)	Other liabilities	June 5, 2020
July 28, 2015	50,000	(1,697)	Other liabilities	July 28, 2020
September 28, 2015	40,000	(1,289)	Other liabilities	September 28, 2020
December 28, 2015	35,000	(1,119)	Other liabilities	December 28, 2020
	550,000	(9,511)
Interest rate caps by effective date:
June 5, 2013	40,000	428	Other liabilities	June 5, 2018
July 1, 2013	35,000	366	Other liabilities	July 1, 2018
	75,000	794
Total	$625,000	$(8,717)

	Three Months Ended March 31, 2016
	Amount of Loss Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
	(Dollars in Thousands)
Derivatives in cash flow hedges
Interest rate swaps by effective date:
July 1, 2013	$(827)	Not applicable	$-
August 19, 2013	(379)	Not applicable	-
October 9, 2013	(304)	Not applicable	-
March 28, 2014	(581)	Not applicable	-
June 5, 2015	(749)	Not applicable	-
July 28, 2015	(648)	Not applicable	-
September 28, 2015	(548)	Not applicable	-
December 28, 2015	(510)	Not applicable	-
	(4,546)		-
Interest rate caps by effective date:
June 5, 2013	(77)	Not applicable	-
July 1, 2013	(64)	Not applicable	-
	(141)		-
Total	$(4,687)		$-

	Nine Months Ended March 31, 2016
	Amount of Loss Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
	(Dollars in Thousands)
Derivatives in cash flow hedges
Interest rate swaps by effective date:
July 1, 2013	$(715)	Not applicable	$-
August 19, 2013	(250)	Not applicable	-
October 9, 2013	(257)	Not applicable	-
March 28, 2014	(506)	Not applicable	-
June 5, 2015	(829)	Not applicable	-
July 28, 2015	(764)	Not applicable	-
September 28, 2015	(741)	Not applicable	-
December 28, 2015	(818)	Not applicable	-
	(4,880)		-
Interest rate caps by effective date:
June 5, 2013	(123)	Not applicable	-
July 1, 2013	(108)	Not applicable	-
	(231)		-
Total	$(5,111)		$-

	Three Months Ended March 31, 2015
	Amount of Loss Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
	(Dollars in Thousands)
Derivatives in cash flow hedges
Interest rate swaps by effective date:
July 1, 2013	$(804)	Not applicable	$-
August 19, 2013	(339)	Not applicable	-
October 9, 2013	(259)	Not applicable	-
March 28, 2014	(420)	Not applicable	-
June 5, 2015	(625)	Not applicable	-
July 28, 2015	(536)	Not applicable	-
September 28, 2015	(439)	Not applicable	-
December 28, 2015	(396)	Not applicable	-
	(3,818)		-
Interest rate caps by effective date:
June 5, 2013	(151)	Not applicable	-
July 1, 2013	(138)	Not applicable	-
	(289)		-
Total	$(4,107)		$-

	Nine Months Ended March 31, 2015
	Amount of Loss Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
	(Dollars in Thousands)
Derivatives in cash flow hedges
Interest rate swaps by effective date:
July 1, 2013	$(757)	Not applicable	$-
August 19, 2013	(198)	Not applicable	-
October 9, 2013	(206)	Not applicable	-
March 28, 2014	(341)	Not applicable	-
June 5, 2015	(1,117)	Not applicable	-
July 28, 2015	(1,202)	Not applicable	-
September 28, 2015	(942)	Not applicable	-
December 28, 2015	(850)	Not applicable	-
	(5,613)		-
Interest rate caps by effective date:
June 5, 2013	(234)	Not applicable	-
July 1, 2013	(232)	Not applicable	-
	(466)		-
Total	$(6,079)		$-

The Company has in place enforceable master netting arrangements with all counterparties. All master netting arrangements include rights to offset associated with the Company’s recognized derivative assets, derivative liabilities, and cash collateral received and pledged.

At March 31, 2016, two of the Company’s derivatives were in an asset position totaling $174,000 while the remaining eight derivatives were in a liability position totaling $17.8 million. In total, the Company’s derivatives were in a net liability position of $17.6 million at March 31, 2016 and included in other liabilities as of that date. As required under the enforceable master netting arrangement with its derivatives counterparties, the Company posted financial collateral to two counterparties totaling $17.5 million at March 31, 2016.  The financial collateral posted was not included as an offsetting amount at March 31, 2016.

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

In addition to the derivatives noted above, the Company had outstanding commitments to originate loans held-for-sale totaling $248,000 at March 31, 2016. which are considered free-standing derivative instruments that are not material to our financial condition or results of operations.

13.     BENEFIT PLANS

Components of Net Periodic Expense

The following table sets forth the aggregate net periodic benefit expense for the Bank’s Benefit Equalization Plan, Postretirement Welfare Plan, Directors’ Consultation and Retirement Plan and Atlas Bank Retirement Income Plan:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
	(In Thousands)		(In Thousands)
Service cost	$59	$57	$176	$170
Interest cost	121	82	363	246
Amortization of unrecognized past service liability	9	11	27	35
Amortization of unrecognized loss	9	8	28	22
Expected return on assets	(64)	-	(193)	-
Net periodic benefit cost	$134	$158	$401	$473

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

In addition, the guidance requires the Company to disclose the fair value for assets and liabilities on both a recurring and non-recurring basis.

Those assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Debt securities available for sale:
U.S. agency securities	$-	$6,724	$-	$6,724
Obligations of state and political subdivisions	-	28,066	-	28,066
Asset-backed securities	-	84,396	-	84,396
Collateralized loan obligations	-	124,941	-	124,941
Corporate bonds	-	136,678	-	136,678
Trust preferred securities	-	7,263	-	7,263
Total debt securities	-	388,068	-	388,068

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	-	63,744	-	63,744
Residential pass-through securities	-	225,469	-	225,469
Commercial pass-through securities	-	8,506	-	8,506
Total mortgage-backed securities	-	297,719	-	297,719

Total securities available for sale	$-	$685,787	$-	$685,787

Derivative instruments
Interest rate swaps	$-	$(17,761)	$-	$(17,761)
Interest rate caps	-	174	-	174
Total derivatives	$-	$(17,587)	$-	$(17,587)

	June 30, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Debt securities available for sale:
U.S. agency securities	$-	$7,263	$-	$7,263
Obligations of state and political subdivisions	-	26,835	-	26,835
Asset-backed securities	-	88,032	-	88,032
Collateralized loan obligations	-	128,171	-	128,171
Corporate bonds	-	162,608	-	162,608
Trust preferred securities	-	7,751	-	7,751
Total debt securities	-	420,660	-	420,660

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	-	71,877	-	71,877
Residential pass-through securities	-	263,613	-	263,613
Commercial pass-through securities	-	11,129	-	11,129
Total mortgage-backed securities	-	346,619	-	346,619

Total securities available for sale	$-	$767,279	$-	$767,279

Derivative instruments
Interest rate swaps	$-	$(9,511)	$-	$(9,511)
Interest rate caps	-	794	-	794
Total derivatives	$-	$(8,717)	$-	$(8,717)

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

In addition to the derivative instruments noted above, the Company had outstanding commitments to fund loans held-for sale totaling $248,000 at March 31, 2016 which are considered free-standing derivative instruments, the fair values of which are not material to our financial condition or results of operations.

Those assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	March 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Impaired loans	$-	$-	$16,106	$16,106
Real estate owned	$-	$-	$775	$775

	June 30, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Impaired loans	$-	$-	$9,742	$9,742
Real estate owned	$-	$-	$547	$547

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value:

	March 31, 2016
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(In Thousands)

Impaired loans	$16,106	Market valuation of underlying collateral	(1)	Direct disposal costs	(2)	6% - 10%	6.94%
Real estate owned	$775	Market valuation of property	(3)	Direct disposal costs	(2)	8%	8.00%

	June 30, 2015
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(In Thousands)

Impaired loans	$9,742	Market valuation of underlying collateral	(1)	Direct disposal costs	(2)	6% - 10%	9.45%
Real estate owned	$547	Market valuation of property	(3)	Direct disposal costs	(2)	8%	8.00%

(1)	The fair value of impaired loans is generally determined based on an independent appraisal of the market value of a loan’s underlying collateral.
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

At March 31, 2016, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $17.5 million and valuation allowances of $1.4 million reflecting fair values of $16.1 million. By comparison, at June 30, 2015, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $10.8 million and valuation allowances of $1.1 million reflecting fair values of $9.7 million.

Once a loan is foreclosed, the fair value of the real estate owned continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan. At March 31, 2016, the Company held real estate owned totaling $775,000 whose carrying value was written down utilizing Level 3 inputs during the first nine months of fiscal 2016.  At June 30, 2015, the Company held real estate owned totaling $547,000 whose carrying value was written down utilizing Level 3 inputs during fiscal 2015.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at March 31, 2016 and June 30, 2015:

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

The carrying amounts and fair values of financial instruments are as follows:

	March 31, 2016
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$114,956	$114,956	$114,956	$-	$-
Debt securities available for sale	388,068	388,068	-	388,068	-
Mortgage-backed securities available for sale	297,719	297,719	-	297,719	-
Debt securities held to maturity	167,144	168,850	-	168,850	-
Mortgage-backed securities held to maturity	425,286	434,334	-	434,334	-
Loans receivable	2,697,059	2,690,853	-	-	2,690,853
FHLB Stock	29,670	29,670	-	-	29,670
Interest receivable	11,626	11,626	11,626	-	-

Financial liabilities:
Deposits (1)	2,660,773	2,674,629	1,465,129	-	1,209,500
Borrowings	618,320	635,903	-	-	635,903
Interest payable on borrowings	1,213	1,213	1,213	-	-

Derivative instruments:
Interest rate swaps	(17,761)	(17,761)	-	(17,761)	-
Interest rate caps	174	174	-	174	-

(1)	Includes accrued interest payable on deposits of $139,000 at March 31, 2016.

	June 30, 2015
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$340,136	$340,136	$340,136	$-	$-
Debt securities available for sale	420,660	420,660	-	420,660	-
Mortgage-backed securities available for sale	346,619	346,619	-	346,619	-
Debt securities held to maturity	219,862	218,366	-	218,366	-
Mortgage-backed securities held to maturity	443,479	445,501	-	445,501	-
Loans receivable	2,087,258	2,069,209	-	-	2,069,209
FHLB Stock	27,468	27,468	-	-	27,468
Interest receivable	9,873	9,873	9,873	-	-

Financial liabilities:
Deposits (1)	2,465,650	2,476,425	1,463,974	-	1,012,451
Borrowings	571,499	585,209	-	-	585,209
Interest payable on borrowings	1,020	1,020	1,020	-	-

Derivative instruments:
Interest rate swaps	(9,511)	(9,511)	-	(9,511)	-
Interest rate caps	794	794	-	794	-

(1)	Includes accrued interest payable on deposits of $80,000 at June 30, 2015.

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

The fair value estimates are based on existing on-and-off balance sheet financial instruments without attempting to value anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets and liabilities include premises and equipment, and advances from borrowers for taxes. In addition, the ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

15.     COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in stockholders’ equity at March 31, 2016 and June 30, 2015 are as follows:

	March 31, 2016	June 30, 2015
	(In Thousands)
Net unrealized loss on securities available for sale	$(8,451)	$(147)
Tax effect	3,461	(108)
Net of tax amount	(4,990)	(255)

Net unrealized loss on securities available for sale transferred to held to maturity	(1,033)	(1,065)
Tax effect	422	435
Net of tax amount	(611)	(630)

Fair value adjustments on derivatives	(19,770)	(11,130)
Tax effect	8,076	4,547
Net of tax amount	(11,694)	(6,583)

Benefit plan adjustments	(1,350)	(494)
Tax effect	551	201
Net of tax amount	(799)	(293)

Total accumulated other comprehensive loss	$(18,094)	$(7,761)

Other comprehensive loss and related tax effects for the three and nine months ended March 31, 2016 and March 31, 2015 are presented in the following table:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
	(In Thousands)		(In Thousands)
Net unrealized holding (loss) gain on securities available for sale	$(431)	$3,662	$(8,304)	$3,626

Amortization of net unrealized holding gain (loss) on securities available for sale transferred to held to maturity (3)	38	(22)	32	(20)

Net realized gain on securities available for sale	-	-	-	(7)

Net unrealized loss on derivatives	(7,925)	(6,943)	(8,640)	(10,277)

Benefit plans:
Amortization of:
Actuarial loss (1)	9	8	28	22
Past service cost (1)	9	11	27	35
New actuarial loss	-	-	(911)	(363)
Net change in benefit plan accrued expense	18	19	(856)	(306)

Other comprehensive loss before taxes	(8,300)	(3,284)	(17,768)	(6,984)
Tax effect (2)	3,466	1,351	7,435	3,023
Total other comprehensive loss	$(4,834)	$(1,933)	$(10,333)	$(3,961)

(1)	Represents amounts reclassified out of accumulated other comprehensive income and included in the computation of net periodic pension expense. See Note 14 – Benefit Plans for additional information.
(2)

The amounts included in income taxes for items reclassified out of accumulated other comprehensive loss totaled $7 and $(350) for the three and nine months ended March 31, 2016, respectively, and $8 and $(127) for the three and six months ended March 31, 2015, respectively.

(3)	Represents amounts reclassified out of accumulated other comprehensive loss and included in interest income on taxable securities.

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

Comparison of Financial Condition at March 31, 2016 and June 30, 2015

General. Total assets increased by $248.8 million to $4.49 billion at March 31, 2016 from $4.24 billion at June 30, 2015. The increase in total assets was primarily attributable to an increase in the balance of loans that was partially offset by declines in the balances of cash and cash equivalents, mortgage-backed securities and non-mortgage-backed securities. The net increase in total assets was largely funded through an increase in the balance of deposits and borrowings.

Cash and Cash Equivalents. Cash and cash equivalents, which consist primarily of interest-earning and non-interest-earning deposits in other banks, decreased by $225.2 million to $115.0 million at March 31, 2016 from $340.1 million at June 30, 2015.  The decrease in cash and cash equivalents reflected the deployment of the remaining proceeds raised through the Company’s second-step conversion and stock offering that were not yet fully invested at June 30, 2015.  Such funds were primarily reinvested into the loan portfolio during the first quarter of fiscal 2016.

Management actively monitors the level of short term, liquid assets in relation to the expected need for such liquidity to fund the Company’s strategic initiatives while meeting its performance and risk management objectives.  Where appropriate, the Company may alter its liquidity management strategies based upon those objectives.  In that regard, the Company may generally reduce the balance of cash and cash equivalents maintained, compared to those balances held at March 31, 2016, to further reduce the opportunity cost of maintaining excess liquidity.

Debt Securities Available for Sale. Debt securities classified as available for sale decreased by $32.6 million to $388.1 million at March 31, 2016 from $420.7 million at June 30, 2015. The decrease partly reflected principal repayments, net of premium amortization and discount accretion, totaling $20.5 million during the nine months ended March 31, 2016.  The decrease also reflected a $12.1 million decline in the fair value of the portfolio to a net unrealized loss of $14.4 million at March 31, 2016 from a net unrealized loss of $2.2 million at June 30, 2015. The change in the net unrealized loss reflected changes in the fair value of various sectors within the portfolio arising from movements in market interest rates coupled with a widening of pricing spreads within certain sectors in the portfolio.

The decrease in the fair value of debt securities available for sale was primarily reflected within the applicable “credit sectors” of the portfolio which include asset-backed securities, collateralized loan obligations, corporate bonds and non-pooled trust preferred securities.  The fair value of this subset of securities decreased by $13.4 million to an unrealized loss of $15.0 million at March 31, 2016 from an unrealized loss of $1.6 million at June 30, 2015.  The decrease in fair value largely reflected a general widening of pricing spreads in the marketplace resulting in an overall decrease in the market price of such securities coupled with the adverse effect of certain credit-rating downgrades on specific corporate securities within the portfolio.  The decrease in the fair value of the noted securities was partially offset by an increase of $1.3 million in the fair value of government and agency securities, including U.S. agency debentures and municipal obligations, to an unrealized gain of $673,000 from an unrealized loss of $623,000 for the same comparative periods.

Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio as of March 31, 2016.  However, the significant volatility in the financial markets may result in additional decreases in the fair value of the Company’s available for sale securities.  Such volatility may continue to more adversely impact the fair value of the securities within the “credit sectors” of the portfolio compared to the Company’s government and agency securities.  Moreover, the adverse effects of such volatility on the current and prospective financial strength of specific corporate issuers, and the resulting impact on the fair value of the related securities held by the Company, will continue to be carefully monitored by management.

Additional information regarding debt securities available for sale at March 31, 2016 is presented in Note 7 and Note 9 to the unaudited consolidated financial statements.

Mortgage-backed Securities Available for Sale. Mortgage-backed securities available for sale decreased by $48.9 million to $297.7 million at March 31, 2016 from $346.6 million at June 30, 2015. The net decrease reflected cash repayment of principal, net of discount accretion and premium amortization, totaling $52.7 million that was partially offset by a $3.8 million increase in the fair value of the portfolio to an unrealized gain of $5.9 million at March 31, 2016 from an unrealized gain of $2.1 million at June 30, 2015.

At March 31, 2016, the available for sale mortgage-backed securities portfolio primarily included agency pass-through securities and agency collateralized mortgage obligations. As of that date, we also held one non-agency mortgage-backed security within the available for sale portfolio whose aggregate carrying value totaled $127,000.  Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio as of that date.

Additional information regarding mortgage-backed securities available for sale at March 31, 2016 is presented in Note 7 and Note 9 to the unaudited consolidated financial statements.

Debt Securities Held to Maturity. Debt securities classified as held to maturity decreased by $52.7 million to $167.1 million at March 31, 2016 from $219.9 million at June 30, 2015. The net decrease in the portfolio largely reflected principal repayments, net of premium amortization and discount accretion, totaling $63.5 million during the nine months ended March 31, 2016.  The net decrease was partially offset by the purchase of $10.8 million in securities during the same period.

At March 31, 2016, the held to maturity debt securities portfolio included U.S. agency debentures and municipal obligations, a small portion of which represent non-rated, short term, bond anticipation notes (“BANs”) issued by New Jersey municipalities.  Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio as of that date.

Additional information regarding debt securities held to maturity at March 31, 2016 is presented in Note 8 and Note 9 to the unaudited consolidated financial statements.

Mortgage-backed Securities Held to Maturity. Mortgage-backed securities held to maturity decreased by $18.2 million to $425.3 million at March 31, 2016 from $443.5 million at June 30, 2015. The decrease in the portfolio reflected cash repayment of principal, net of discount accretion and premium amortization, totaling $35.7 million during the nine months ended March 31, 2016. These decreases were partially offset by purchases of securities totaling $17.6 million during the quarter ended March 31, 2016

At March 31, 2016, the held to maturity mortgage-backed securities portfolio primarily included agency pass-through securities and agency collateralized mortgage obligations. As of that date, we also held four non-agency mortgage-backed securities in the held to maturity portfolio whose aggregate carrying value and fair value totaled $36,000 and $35,000, respectively. Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio as of that date.

Additional information regarding mortgage-backed securities held to maturity at March 31, 2016 is presented in Note 8 and Note 9 to the unaudited consolidated financial statements.

Loans Receivable. Loans receivable, net of unamortized premiums, deferred costs and the allowance for loan losses, increased by $609.8 million or 29.2% to $2.70 billion at March 31, 2016 from $2.09 billion at June 30, 2015. The increase in net loans receivable was primarily attributable to new loan origination and purchase volume outpacing loan repayments during the nine months ended March 31, 2016.

Residential mortgage loans, including home equity loans and lines of credit, increased by $27.5 million to $711.5 million at March 31, 2016 from $684.0 million at June 30, 2015. The components of the net increase included an increase in the balance of one-to-four family first mortgage loans of $28.6 million to $620.9 million at March 31, 2016 from $592.3 million at June 30, 2015.  The net increase also reflected a $210,000 increase in the balance of home equity loans to $70.5 million at March 31, 2016 from $70.3 million at June 30, 2015.  These increases were partially offset by a $1.3 million decrease in the balance of home equity lines of credit to $20.1 million at March 31, 2016 from $21.4 million at June 30, 2015.

The growth in the portfolio during the first nine months of fiscal 2016 reflected the Company’s intent to modestly increase the outstanding balance of the residential mortgage portfolio while allowing the segment to continue to decline as a percentage of total loans and earning assets.  Notwithstanding this decreased emphasis on retaining residential mortgage loans in the portfolio, the Company is currently expanding its residential lending infrastructure to support strategies focused on increasing the origination volume of residential mortgage loans for sale into the secondary market.  Toward that end, the Company hired a new Director of Residential Lending during the quarter ended December 31, 2015 who is continuing to evaluate and modify the Company’s residential lending function to support that objective.  The anticipated increase in residential mortgage loan origination and sale activity is expected to increase the Company’s level of non-interest income over time through the recognition of additional sources of recurring loan sale gains while serving to help manage the Company’s exposure to interest rate risk.  The noted enhancements to the Company’s residential mortgage lending infrastructure and business strategies are expected to be completed during the fourth quarter ending June 30, 2016.

In total, residential mortgage loan origination and purchase volume for the nine months ended March 31, 2016 were $74.8 million and $35.8 million, respectively, while aggregate originations of home equity loans and home equity lines of credit totaled $17.6 million for that same period.

Commercial loans, in aggregate, increased by $568.5 million to $1.98 billion at March 31, 2016 from $1.41 billion at June 30, 2015. The components of the aggregate increase included an increase in commercial mortgage loans totaling $572.8 million that was partially offset by a $4.3 million decrease in commercial business loans.  The ending balances of commercial mortgage loans and commercial business loans at March 31, 2016 were $1.88 billion and $95.1 million, respectively.

Commercial loan origination volume for the nine months ended March 31, 2016 totaled $458.1 million, comprising $441.9 million and $16.2 million of commercial mortgage and commercial business loan originations, respectively. Commercial loan originations were augmented with the purchase of commercial mortgage loans and participations totaling $255.0 million coupled with the purchase of commercial business loans totaling $18.2 million during the nine months ended March 31, 2016.

The outstanding balance of construction loans, net of loans-in-process, decreased by $2.0 million to $3.7 million at March 31, 2016 from $5.7 million at June 30, 2015. Construction loan disbursements for the nine months ended March 31, 2016 totaled $1.0 million.

Other loans, primarily comprising account loans, deposit account overdraft lines of credit and other consumer loans, increased by $20.7 million to $25.0 million at March 31, 2016 from $4.3 million at June 30, 2015. The increase primarily reflected the funding of consumer loans totaling $23.1 million that were acquired through a wholesale loan origination strategy implemented during fiscal 2016.  The strategy specifically involves the acquisition of consumer loans originated through Lending Club, an established peer-to-peer (i.e. marketplace) lender.  Through this initiative, the Company purchases high quality, unsecured consumer loans originated through Lending Club’s online platform.  Such loans represent fixed-rate, fully amortizing loans with original terms to maturity typically ranging from three to five years with maximum original loan amounts of $35,000.  The Company currently limits its purchases of Lending Club loans to those issued to qualified borrowers falling within the three highest credit tiers defined within Lending Club’s proprietary credit risk model.

At March 31, 2016, the outstanding balance of the Company’s Lending Club loans totaled $21.4 million representing the outstanding balance of 1,171 loans with a weighted average interest rate of 9.86% and weighted average FICO scores and debt-to-income ratios of 729 and 19.4%, respectively.  A total of seven Lending Club loans with aggregate outstanding balances totaling $150,000, or 0.70% of total Lending Club loans, were 90 days or less past due at March 31, 2016.  None of the Company’s Lending Club loans were greater than 90 days past due or charged off through March 31, 2016.  The Company pays annual loan servicing and reporting fees of approximately 140 basis points per year on the unpaid principal balance of the portfolio.

Based on lifetime default rate information provided by Lending Club, the average annualized charge off rates applicable to the loans within three highest credit tiers, as noted above, range from 0.86% to 2.24% with a weighted average of 1.55% based on the outstanding balance of the Company’s loans by credit tier at March 31, 2016.  Given the unseasoned nature of the applicable loans, the Company increased the historical loss factor applicable to all its Lending Club loans to reflect the estimated annual charge off rate attributable to the loans in its lowest-rated tier.  This change resulted in a 67 basis point increase to the applicable historical loss factor to 2.24% at March 31, 2016 from 1.57% at December 31, 2015 while the set of environmental loss factors applicable to this loan segment remained unchanged between periods.  Both historical and environmental loss factors will be reviewed and updated periodically in conjunction with the Company’s quarterly allowance for loan loss analysis.  The actual charge off rates recognized on the Lending Club loans may vary from these initial estimates.

Loans acquired by the Company through the Lending Club program have been issued predominantly to borrowers located throughout the United States with whom the Bank had no pre-existing relationship.  However, the Company began to offer unsecured consumer loans originated through the Lending Club platform directly to the Bank’s existing customers during the quarter ending March 31, 2016.  Regardless of the borrower’s customer status, the Company purchases only those loans issued to borrowers that fall within the three highest credit tiers defined within Lending Club’s proprietary credit risk model.

The Company intends to limit the growth of its Lending Club loan portfolio to an initial threshold of approximately $25.0 million in aggregate outstanding balances. After reaching that threshold, the Company intends to maintain the balance of its portfolio at that level for a period of time while continuing to independently monitor and validate the performance of the portfolio in relation to the Company’s expectations as well as those of Lending Club’s proprietary credit risk model.  Additional investment in Lending Club loans may be considered by the Company after a sufficient period of time to properly gauge performance of the initial portfolio and quality of loan servicing and reporting rendered by Lending Club.

In addition to the loans acquired through Lending Club, internal originations of other consumer loans totaled approximately $982,000 for the nine months ended March 31, 2016.

Nonperforming Loans. Nonperforming loans increased by $5.4 million to $28.3 million, or 1.04% of total loans at March 31, 2016, from $22.9 million or 1.09% of total loans at June 30, 2015. Nonperforming loans generally include loans reported as “accruing loans over 90 days past due” as well as loans reported as “nonaccrual”.  However, the balances of nonperforming loans at March 31, 2016 and June 30, 2015 were comprised entirely of nonaccrual loans with no loans reported as over 90 days past due and accruing.

The increase in nonperforming loans at March 31, 2016 largely reflected the placement of an acquired commercial mortgage loan with a net carrying value of $5.9 million on nonaccrual at March 31, 2016.  The loan is secured by a hotel located in New Jersey and has been reported as an “acquired impaired credit” since its acquisition in November 2010 through a prior merger transaction.  Since its acquisition, the borrower has remained current regarding their principal and interest payment obligations on the loan thereby supporting its prior accrual status.  However, the loan was placed on nonaccrual at March 31, 2016 reflecting the likelihood that the Company may incur an additional loss in conjunction with accepting a potential short sale to dispose of the loan during the fourth quarter ending June 30, 2016.  The estimated amount of that potential loss was recognized as additional impairment and included in the balance of the allowance for loan loss at March 31, 2016.

Additional information about the Company’s nonperforming loans at March 31, 2016 is presented in Note 10 to the unaudited consolidated financial statements.

Allowance for Loan Losses. During the nine months ended March 31, 2016, the balance of the allowance for loan losses increased by $7.4 million to $23.0 million, or 0.85% of total loans at March 31, 2016, from $15.6 million, or 0.74% of total loans at June 30, 2015. The increase resulted from provisions of $8.6 million during the nine months ended March 31, 2016 that were partially offset by charge offs, net of recoveries, totaling $1.2 million during that same period.

With regard to loans individually evaluated for impairment, the balance of our allowance for loan losses attributable to such loans increased by $314,000 to approximately $1.4 million at March 31, 2016 from $1.1 million at June 30, 2015. The balance at March 31, 2016 reflected the allowance for impairment identified on $11.6 million of impaired loans while an additional $21.1 million of impaired loans had no allowance for impairment as of that date. By comparison, the balance at June 30, 2015 reflected the allowance for impairment identified on $5.6 million of impaired loans while an additional $28.0 million of impaired loans had no allowance for impairment as of that date. The outstanding balances of impaired loans reflected the cumulative effects of various adjustments including, but not limited to, purchase accounting valuations and prior charge-offs, where applicable, which are considered in the evaluation of impairment.

With regard to loans evaluated collectively for impairment, the balance of our allowance for loan losses attributable to such loans increased by $7.0 million to $21.6 million at March 31, 2016 from $14.6 million at June 30, 2015. The increase in valuation was partly attributable to an increase in the aggregate outstanding balance of loans collectively evaluated for impairment as well as the ongoing reallocation of loans within the portfolio toward commercial loans against which we generally assign comparatively higher historical and environmental loss factors in our ALLL calculation.  The increase in the allowance for loan loss also reflected increases to historical and environmental loss factors during the nine months ended March 31, 2016.

With regard to historical loss factors, our loan portfolio experienced a net annualized charge-off rate of 0.07% during the nine months ended March 31, 2016 representing a decrease of nine basis points from the 0.16% of charge-offs reported for fiscal 2015. The historical loss factors used in our allowance for loan loss calculation methodology were updated to reflect the effect of these charge offs on the average annualized historical charge off rates by loan segment over the two year look-back period used by that methodology.  However, such updates also reflected the “expired” impact of certain significant historical recoveries that had previously been captured within that lookback period.  The “roll off” of these prior recoveries in the calculation of the loss factors resulted in an overall increase to the required allowance for certain commercial loan segments during the quarter ended March 31, 2016.  The change in average net charge-off rates coupled with the concurrent increase in the overall balance of the unimpaired portion of the loan portfolio resulted in a net increase of $664,000 in the applicable portion of the allowance to $2.6 million as of March 31, 2016 compared to $1.9 million as of June 30, 2015.

In addition to updating historical loss factors, we also modified the following environmental loss factors during the nine months ended March 31, 2016 to reflect the increased level of risk exposure and estimated losses arising from the continued growth and diversification within in the applicable segments of our loan portfolio and the supporting changes to lending strategies and infrastructure to support those objectives:

•Concentration of credit: Increase loss factor within the following originated loan segments to reflect additional estimated impairment arising from increased exposure to one or more of the following concentration-related risks:  (a) increase in origination and/or purchase of larger loan amount to individual borrowers and, (b) increase in origination and/or purchase of loans collateralized by real estate located in New Jersey and the five boroughs of New York City.

•	Nonresidential mortgage loans: Increased (+3 bp) from “12” to “15”
•	Multi-family mortgage loans: Increased (+3 bp) from “15” to “18”

•Changes in the nature, volume and terms of loans: Increase loss factor within the following originated loan segments to reflect additional estimated impairment arising from accelerating growth resulting in decreased seasoning of loans and borrowers in segment.

•	Nonresidential mortgage loans: Increased (+3 bp) from “12” to “15”
•	Multi-family mortgage loans: Increased (+3 bp) from “15” to “18”

•Changes in collateral values: Increased the loss factor within the following loan segment to reflect sustained increase in property values servicing as collateral for loans and resulting risk of potential market correction to such collateral values.

•	Multi-family mortgage loans: Increased (+3 bp) from “15” to “18”

•Changes in credit policies and strategies: Increase loss factor within the following originated loan segments to reflect increased risk of additional credit losses due to changes in credit policies and lending practices arising from organizational changes within commercial business lending function.

•	Commercial business loans (All originated segments): Increased (+3 bp) from “9” to “12”

•Experience, ability and depth of lending resources: Increase loss factor within the following originated loan segment to reflect increased risk of additional losses due to changes in lending management and staff arising from organizational changes within commercial business lending function.

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

The environmental loss factors applied to the Lending Club loan segment is complemented by a proxy historical loss factor that was increased to 2.24% at March 31, 2016 from the initial historical loss factor of 1.57% initially established at December 31, 2105.  Given the unseasoned nature of the applicable loans, the Company increased the historical loss factor applicable to all its Lending Club loans to reflect the estimated annual charge off rate attributable to the loans in its lowest-rated tier.  This change resulted in a 67 basis point increase to the applicable historical loss factor to 2.24% at March 31, 2016 from the 1.57% initially established at December 31, 2015.  Recognizing that the actual charge off rates recognized on the Lending Club loans may vary from these initial estimates, the Company will continue to periodically evaluate and update the historical and environmental loss factors applicable to the Lending Club loans in conjunction with the Company’s allowance for loan loss calculation methodology.

The noted changes in environmental loss factors coupled with the concurrent increase in the overall balance of the unimpaired portion of the loan portfolio resulted in a net increase of $6.4 million in the applicable portion of the allowance to $19.1 million at March 31, 2016 compared to $12.6 million as of June 30, 2015.

The tables on the following pages present the historical and environmental loss factors, reported as a percentage of outstanding loan principal, that were the basis for computing the portion of the allowance for loan losses attributable to loans collectively evaluated for impairment at March 31, 2016 and June 30, 2015.

Allowance for Loan Losses Allocation of Loss Factors on Loans Collectively Evaluated for Impairment
at March 31, 2016
	Historical Loss Factors	Environmental Loss Factors(2)	Total
Residential mortgage loans
Originated	-%	0.27%	0.27%
Purchased	4.62	0.75	5.37
Acquired in merger (CJB) (3) (5)	(3.39)	0.39	-
Acquired in merger (Atlas) (4)	-	0.09	0.09

Home equity loans
Originated	0.01	0.33	0.34
Acquired in merger (CJB) (3)	0.48	0.39	0.87
Acquired in merger (Atlas) (4)	-	0.09	0.09

Home equity lines of credit
Originated	-	0.33	0.33
Acquired in merger (CJB) (3)	0.13	0.39	0.52

Construction loans
1-4 family
Originated	-	0.69	0.69
Acquired in merger (CJB) (3)	-	0.39	0.39
Multi-family
Originated	-	-	-
Acquired in merger (CJB) (3)	-	-	-
Nonresidential
Originated	-	-	-
Acquired in merger (CJB) (3)	-	-	-

Commercial mortgage loans
Multi-family
Originated	-	0.93	0.93
Acquired in merger (CJB) (3)	-	0.39	0.39
Acquired in merger (Atlas) (4)	-	0.09	0.09
Nonresidential
Originated	0.06	0.87	0.93
Acquired in merger (CJB) (3)	0.10	0.39	0.49
Acquired in merger (Atlas) (4)	-	0.09	0.09

Commercial business loans
Secured (1-4 family)
Originated	0.16	0.75	0.91
Acquired in merger (CJB) (3)	0.39	0.39	0.78
Secured (other)
Originated	0.13	0.75	0.88
Purchased	1.19	0.63	1.82
Acquired in merger (CJB) (3)	0.43	0.39	0.82
Unsecured
Originated	-	0.60	0.60
Acquired in merger (CJB) (3)	1.56	0.39	1.95

Allowance for Loan Losses Allocation of Loss Factors on Loans Collectively Evaluated for Impairment
at March 31, 2016 (continued)
	Historical Loss Factors	Environmental Loss Factors(2)	Total
SBA 7A
Originated	-%	0.90%	0.90%
Acquired in merger (CJB) (3)	(3.08)	0.57	-
SBA Express
Originated	-	0.90	0.90
Acquired in merger (CJB) (3)	36.65	0.57	37.22
SBA Line of credit
Originated	-	0.90	0.90
Acquired in merger (CJB) (3)	-	-	-

Other consumer loans
Originated (1)	-	-	-
Purchased	2.24	0.72	2.96

(1)

“Base” environmental loss factors on originated consumer loans range from 0.21% to 0.27% while historical loss factors range from 0.00% to 1.94% based on loan type. Resulting balances in the allowance for loan losses are immaterial and therefore excluded from the presentation.

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

Additional information about our allowance for loan losses at March 31, 2016 is presented in Note 10 to the unaudited consolidated financial statements.

Other Assets. The aggregate balance of other assets, including premises and equipment, FHLB stock, interest receivable, goodwill, bank owned life insurance, deferred income taxes and other miscellaneous assets, increased by $16.6 million to $395.8 million at March 31, 2016 from $379.2 million at June 30, 2015.

The increase in other assets reflected a $9.5 million increase in deferred income tax assets arising primarily from changes in the fair value of the Company’s available for sale securities and derivatives portfolios coupled with an increase in the allowance for loan losses.  The increase also reflected a $2.2 million increase in FHLB stock resulting from an increase in short-term advances drawn during the nine months ended March 31, 2016 coupled with a $4.2 million increase in the cash surrender value of Company’s bank-owned life insurance policies.

The noted increases in other assets included a $533,000 increase in the balance of real estate owned (“REO”) to $1.5 million, representing the carrying value of four properties at March 31, 2016, from $942,000, representing the carrying value of two properties at June 30, 2015.

The remaining increases and decreases in other assets during the nine months ended March 31, 2016 generally comprised normal operating fluctuations in their respective balances.

Deposits. Total deposits increased by $195.1 million to $2.66 billion at March 31, 2016 from $2.47 billion at June 30, 2015.  The increase in deposit balances reflected a $187.0 million increase in interest-bearing deposits coupled with a $8.2 million increase in non-interest-bearing checking accounts.  The net increase in interest-bearing deposits comprised an increase in certificates of deposit totaling $194.0 million that was partially offset by decreases of $6.9 million and $131,000 in the balances of interest-bearing checking accounts and savings and club accounts, respectively.

The increase in the balance of certificates of deposit largely reflected the effects of attractive retail pricing offered on a limited number of promotional products during the nine months ended March 31, 2016 to fund a portion of the growth in loans during the period while also providing opportunities to cross-sell other core deposit products to newly acquired customers.  The attractive pricing on certain certificate of deposit products resulted in a limited amount of disintermediation from interest-bearing checking accounts which contributed to the decline in those balances.  The concurrent increase in non-interest-bearing deposits partly reflected fluctuating balances within certain large commercial deposit accounts.  Notwithstanding these day-to-day fluctuations, the average balance of non-interest-bearing deposits has increased by $5.5 million to $223.0 million for the nine months ended March 31, 2016 compared to $217.4 million for the nine months ended March 31, 2015.

The change in deposit balances for the period reflected changes in the balances of retail deposits as well as “non-retail” deposits acquired through various wholesale channels. The decrease in the balance of interest-bearing checking accounts included a $2.4 million decrease in the balance of brokered money market deposits acquired through Promontory’s IND program to $223.8 million, or 8.4% of total deposits at March 31, 2016, from $226.2 million, or 9.2% of total deposits at June 30, 2015. The terms of the IND program generally establish a reciprocal commitment for Promontory to deliver and for us to accept such deposits for a period of no less than five years during which time total aggregate balances shall be maintained within a range of $200.0 million to $230.0 million. Such deposits are generally sourced by Promontory from large retail and institutional brokerage firms whose individual clients seek to have a portion of their investments held in interest-bearing accounts at FDIC-insured institutions.  The decrease in IND program balances was augmented by a $4.5 million decrease in retail interest-bearing checking accounts, partially reflecting the disintermediation to certificates of deposit noted above.

We continued to utilize a deposit listing service through which we attract “non-brokered” wholesale time deposits targeting institutional investors with a three-to-five year investment horizon. We generally prohibit the withdrawal of our listing service deposits prior to maturity. The balance of the Bank’s listing service time deposits remained stable at $89.9 million representing 3.4% and 3.6% of total deposits at March 31, 2016 and June 30, 2015, respectively.

We also maintain a small portfolio of longer-term, brokered certificates of deposit that were originally acquired during fiscal 2014 whose balances decreased by approximately $10.4 million to $8.0 million at March 31, 2016 from $18.4 million at June 30, 2015. In combination with Promontory IND money market deposits noted above, our brokered deposits totaled $231.8 million, or 8.7% of deposits at March 31, 2016 compared to $244.6 million, or 9.9% of total deposits at June 30, 2015.

Given the decline in the balances of wholesale time deposits, the net increase in certificates of deposit noted earlier was primarily attributable to an increase in retail time deposits.

Borrowings. The balance of borrowings increased by $46.8 million to $618.3 million at March 31, 2016 from $571.5 million at June 30, 2015. The increase in borrowings primarily reflected an additional short-term advance of $50.0 million drawn during the nine months ended March 31, 2016 whose cost had been effectively fixed over a five-year period based on a previously executed interest rate swap transaction whose terms became effective during the period.  At March 31, 2016, the wholesale funding associated with all of the Company’s outstanding interest rate derivatives has been fully drawn with such swaps and caps expected to serve as effective cash flow hedges over their remaining terms to maturity.

The increase in borrowings also reflected a $2.1 million decrease in outstanding overnight “sweep account” balances linked to customer demand deposits.

Other Liabilities. The balance of other liabilities, including advance payments by borrowers for taxes and other miscellaneous liabilities, increased by $9.5 million to $42.2 million at March 31, 2016 from $32.7 million at June 30, 2015. The increase primarily reflected changes in the fair value of the Company’s derivatives coupled with normal operating fluctuations in the balances of other liabilities.

Stockholders’ Equity. Stockholders’ equity decreased by $2.6 million to $1.16 billion at March 31, 2016.   The net decrease in stockholders’ equity reflected a $10.3 million increase in accumulated other comprehensive loss due primarily to changes in the fair value of the Company’s available for sale securities portfolio and outstanding derivatives.  This decrease was partially offset by net income of $10.9 million, less $5.4 million in cash dividends paid to shareholders, coupled with a $1.5 million reduction of unearned ESOP shares for plan shares earned during the nine months ended March 31, 2016.

Comparison of Operating Results for the Three Months Ended March 31, 2016 and March 31, 2015

General. Net income for the three months ended March 31, 2016 was $4.2 million or $0.05 per diluted share; an increase of $290,000 from $3.9 million or $0.04 per diluted share for the three months ended March 31, 2015. The increase in net income reflected an increase in net interest income that was partially offset by a decrease in non-interest income and increases in the provision for loan losses and non-interest expense.  These factors contributed to an overall increase in pre-tax net income and a corresponding increase in the provision for income taxes.

Net Interest Income. Net interest income for the three months ended March 31, 2016 was $24.5 million; an increase of $3.9 million from $20.6 million for the three months ended March 31, 2015. The increase in net interest income between the comparative periods resulted from an increase in interest income that was partially offset by an increase in interest expense. The increase in interest income was attributable to an increase in the average balance of interest-earning assets that was partially offset by a decrease in their average yield.   The increase in interest expense resulted from an increase in the average balance of interest-bearing liabilities coupled with a concurrent increase in their average cost.

As a result of these factors, our net interest rate spread decreased 27 basis points to 2.09% for the three months ended March 31, 2016 from 2.36% for the three months ended March 31, 2015. The decrease in the net interest rate spread reflected a 22 basis point increase in the average cost of interest-bearing liabilities to 1.11% for the three months ended March 31, 2016 from 0.89% for the three months ended March 31, 2015.  The decrease in the net interest rate spread also reflected a five basis point decrease in the average yield on interest-earning assets to 3.20% for three months ended March 31, 2016 from 3.25% for the three months ended March 31, 2015.  A discussion of the factors contributing to changes in the average yield and average cost of categories within interest-earning assets and interest-bearing liabilities, respectively, is presented in the separate discussion and analysis of interest income and interest expense below.

The factors resulting in the reported decrease in our net interest rate spread also affected our net interest margin.  However, their impact was partially offset by the effect of the significant increase in the Company’s capital arising from its second step conversion and stock offering and the resulting increase in interest income earned on the loans and securities funded with that the new capital.  In total, the Company’s net interest margin decreased 11 basis points to 2.38% for the three months ended March 31, 2016 compared to 2.49% for the three months ended March 31, 2015.

Interest Income. Total interest income increased $6.0 million to $32.9 million for the three months ended March 31, 2016 from $26.9 million for the three months ended March 31, 2015. As noted above, the increase in interest income partly reflected a $801.4 million increase in the average balance of interest-earning assets to $4.11 billion for the three months ended March 31, 2016 from $3.30 billion for the three months ended March 31, 2015.  For those same comparative periods, the yield on earning assets decreased by five basis points to 3.20% from 3.25%.

Interest income from loans increased $6.3 million to $25.6 million for the three months ended March 31, 2016 from $19.2 million for the three months ended March 31, 2015. The increase in interest income on loans was attributable to a net increase in the average balance of loans that was partially offset by a decline in their average yield.

The average balance of loans increased by $808.3 million to $2.65 billion for the three months ended March 31, 2016 from $1.85 billion for the three months ended March 31, 2015. The reported increase in the average balance of loans primarily reflected an aggregate increase of $740.8 million in the average balance of commercial loans to $1.92 billion for the three months ended March 31, 2016 from $1.18 billion for the three months ended March 31, 2015. Our commercial loans generally comprise commercial mortgage loans, including multi-family and nonresidential mortgage loans, as well as secured and unsecured commercial business loans.

The increase in the average balance of commercial loans was augmented by a $50.3 million increase in the average balance of residential mortgage loans to $709.1 million for the three months ended March 31, 2016 from $658.8 million for the three months ended March 31, 2015. Our residential mortgages generally comprise one- to four-family first mortgage loans, home equity loans and home equity lines of credit.  For those same comparative periods, the average balance of other loans, primarily comprising unsecured consumer term loans, account loans and deposit account overdraft lines of credit, increased by $16.8 million to $21.6 million from $4.8 million.  The increase in the average balance of other loans primarily reflected the increased balance of unsecured consumer term loans acquired through Lending Club, as described earlier.

The noted increases in the average balances of loans were partially offset by a $3.7 million decrease in the average balance of construction loans, which declined to $3.7 million for the three months ended March 31, 2016 from $7.4 million for the three months ended March 31, 2015.

The effect on interest income attributable to the net increase in the average balance of loans was partially offset by the noted decrease in their average yield. The average yield on loans decreased by 32 basis points to 3.85% for the three months ended March 31, 2016 from 4.17% for the three months ended March 31, 2015. The reduction in the overall yield on our loan portfolio largely reflected the effect of the comparatively lower average yield on most newly originated loans in relation to that of the portfolio of existing loans which has reduced the overall yield of the aggregate portfolio.  To a lesser extent, the decline in the average yield generally reflects the effects of low market interest rates that provide “rate reduction” refinancing incentive to existing borrowers while also contributing to the downward re-pricing of adjustable rate loans.

Interest income from mortgage-backed securities decreased by $638,000 to $4.3 million for the three months ended March 31, 2016 from $4.9 million for the three months ended March 31, 2015. The decrease in interest income reflected a decrease in the average yield of mortgage-backed securities that was partially offset by an increase in their average balance.

The average yield on mortgage-backed securities decreased by 49 basis points to 2.35% for the three months ended March 31, 2016 from 2.84% for the three months ended March 31, 2015. The reduction in the overall yield on mortgage-backed securities largely reflected the effect of the comparatively lower average yield on purchased securities in relation to that of the existing portfolio coupled with the continuing repayment of comparatively higher yielding securities within the portfolio.

For those same comparative periods, the average balance of mortgage-backed securities increased by $35.5 million to $730.8 million for the three months ended March 31, 2016 from $695.3 million for the three months ended March 31, 2015. The increase in the average balance of mortgage-backed securities largely reflected the level of aggregate security purchases outpacing principal repayments and security sales between comparative periods.

Interest income from debt securities increased by $200,000 to $2.5 million for the three months ended March 31, 2016 from $2.3 million for the three months ended March 31, 2015. The increase in interest income reflected an increase in the average yield on debt securities that was partially offset by a decrease in their average balance.  The average yield on debt securities increased 29 basis points to 1.74% for the three months ended March 31, 2016 from 1.45% for the three months ended March 31, 2015. For those same comparative periods, the average balance of debt securities decreased $58.8 million to $584.3 million from $643.1 million.

The increase in the average yield on debt securities reflected a 32 basis point increase in the yield on taxable securities to 1.68% during the three months ended March 31, 2016 from 1.36% during the three months ended March 31, 2015. For those same comparative periods, the yield on tax-exempt securities increased six basis points to 2.01% from 1.95%.

The decrease in the average balance of debt securities was partly attributable to a $65.5 million decrease in the average balance of taxable securities to $474.5 million for the three months ended March 31, 2016 from $540.1 million for the three months ended March 31, 2015. The decrease in taxable securities was partially offset by a $6.8 million increase in the average balance of tax-exempt securities to $109.8 million from $103.0 million.

Interest income from other interest-earning assets increased by $106,000 to $462,000 for the three months ended March 31, 2016 from $356,000 for the three months ended March 31, 2015 reflecting increases in their average balance and average yield.  The average balance of other interest-earning assets increased by $16.3 million to $135.9 million for the three months ended March 31, 2016 from $119.6 million for the three months ended March 31, 2015. For those same comparative periods, the average yield on other interest-earning assets increased by 17 basis points to 1.36% from 1.19%.

Interest Expense. Total interest expense increased by $2.1 million to $8.4 million for the three months ended March 31, 2016 from $6.3 million for the three months ended March 31, 2015. As noted earlier, the increase in interest expense resulted from an increase in the average balance of interest-bearing liabilities coupled with an increase in their average cost. The average balance of interest-bearing liabilities increased by $200.0 million to $3.04 billion for the three months ended March 31, 2016 from $2.84 billion for the three months ended March 31, 2015. For those same comparative periods, the average cost of interest-bearing liabilities increased 22 basis points to 1.11% from 0.89%.

Interest expense attributed to deposits increased by $979,000 to $4.9 million for the three months ended March 31, 2016 from $4.0 million for the three months ended March 31, 2015. The increase in interest expense was attributable to increases in the average cost and average balance of interest-bearing deposits.

The average cost of interest-bearing deposits increased by 12 basis points to 0.82% for the three months ended March 31, 2016 from 0.70% for the three months ended March 31, 2015. The net increase in the average cost reflected an increase in the average cost of certificates of deposit which increased 14 basis points to 1.23% for the three months ended March 31, 2016 from 1.09% for the three months ended March 31, 2015. For those same comparative periods, the average cost of interest-bearing checking accounts increased seven basis points to 0.60% from 0.53% while the average cost of savings and club accounts increased one basis point to 0.16% from 0.15%.

The average balance of interest-bearing deposits increased by $149.8 million to $2.42 billion for the three months ended March 31, 2016 from $2.27 billion for the three months ended March 31, 2015. The net increase in the average balance reflected increases in the average balance of certificates of deposit and savings and club accounts that were partially offset by a decrease in the average balances of interest-bearing checking accounts.  For the comparative periods noted, the average balance of certificates of deposit increased by $149.6 million to $1.18 billion from $1.03 billion while the average balance of savings and club accounts increased by $3.1 million to $515.8 million from $512.7 million.  For those same comparative periods, the average balance of interest-bearing checking accounts decreased by $2.8 million to $725.1 million from $727.9 million.

Interest expense attributed to borrowings increased by $1.1 million to $3.5 million for the three months ended March 31, 2016 from $2.4 million for the three months ended March 31, 2015. The increase in interest expense on borrowings reflected an increase in their average balance coupled with an increase in their average cost. The average balance of borrowings increased by $50.2 million to $617.9 million for the three months ended March 31, 2016 from $567.7 million for the three months ended March 31, 2015. For those same comparative periods, the average cost of borrowings increased by 60 basis points to 2.26% from 1.66%.

The increase in the average balance of borrowings largely reflected a $46.7 million increase in the average balance of FHLB advances, which increased to $585.3 million for the three months ended March 31, 2016 from $538.7 million for the three months ended March 31, 2015. For those same comparative periods, the average cost of FHLB advances increased 63 basis points to 2.35% from 1.72%. The increase in the average cost of FHLB advances largely reflects the effects of an increase in hedging costs arising from interest rate derivatives that became effective between comparative periods.

The noted increase in the average balance of FHLB advances was augmented by a $3.6 million increase in the average balance of other borrowings, comprised primarily of depositor sweep accounts, to $32.6 million from $29.0 million. The average cost of sweep accounts increased by two basis points to 0.51% from 0.49% between the same comparative periods.

Provision for Loan Losses. The provision for loan losses increased by $828,000 to $2.6 million for the three months ended March 31, 2016 from $1.8 million for the three months ended March 31, 2015.  The increase was partly attributable to a larger provision on non-impaired loans evaluated collectively for impairment coupled with an increase in specific losses recognized on nonperforming loans individually reviewed for impairment.

Regarding the provision on non-impaired loans, the noted increase largely reflected the comparative effects of periodic updates to environmental and historical loss factors between periods.  With regard to environmental loss factors, the increase in such factors during the three months ended March 31, 2016 primarily reflected the continuing growth and diversification within the Company’s loan portfolio and the resulting recognition of the increased risk of potential credit losses associated with the growth in commercial lending. The changes to historical loss factors partly reflected the impact of the net charge offs recognized during the three months ended March 31, 2016 on the two-year lookback period used to calculate the Company’s historical loss factors coupled with the “roll off” of the charge offs from the same period two years earlier.  The changes to historical loss factors also included an increase to the Company’s estimates of average annual charge off rates applicable to its unseasoned portfolio of Lending Club consumer loans, as discussed earlier.  The increase in the provision attributable to the updates to environmental and historical loss factors were partially offset by comparatively lower overall growth in non-impaired loans between periods.

The increase in provision expense also reflected an increase in losses recognized on specific loans individually reviewed for impairment.   Such losses included the additional impairment associated with the expected loss that the Company may incur in conjunction with accepting a potential short sale to dispose of a substandard “acquired impaired” commercial mortgage loan on a hotel located in New Jersey, as discussed earlier.

Additional information regarding the allowance for loan losses and the associated provisions recognized during the three months ended March 31, 2016 is presented in Note 10 to the unaudited consolidated financial statements as well as the Comparison of Financial Condition at March 31, 2016 and June 30, 2015 presented earlier.

Non-Interest Income. Non-interest income, excluding security sale gains and losses on the sale and write-down of real estate owned, decreased by $975,000 to $2.7 million for the three month period ended March 31, 2016 from $3.6 million for the three months ended March 31, 2015.  The decrease was partly attributable to a $673,000 decrease in income from bank-owned life insurance that reflected the recognition of non-recurring payouts on life insurance policies totaling $1.4 million during the three months ended March 31, 2015.  This decrease was partially offset by an increase in recurring bank-owned life insurance income arising from an increase in the average balance of the underlying cash surrender value of the associated policies which provides the basis for the income earned on such policies.  The increase in the average balance of bank owned life insurance reflected the Company’s purchase of an additional $80.0 million in such policies during the quarter ended June 30, 2015.

The decrease in non-interest income also reflected a non-recurring adjustment of $370,000 to gain on bargain purchase included in miscellaneous income during the three months ended March 31, 2015 relating to the acquisition of Atlas Bank on June 30, 2014.

The decrease in non-interest income was partially offset by a $74,000 increase in gains on sale of SBA loans to $156,000 for the three months ended March 31, 2016 compared to $82,000 during the three months ended March 31, 2015.

In addition to the changes in non-interest income noted above, we also recognized net losses totaling $48,000 arising from the write down and sale of REO during the three months ended March 31, 2016 compared to net losses of $510,000 recognized on REO disposals during the earlier comparative period.

Non-Interest Expenses. Non-interest expense increased by $1.3 million to $18.7 million for the three months ended March 31, 2016 from $17.4 million for the three months ended March 31, 2015. The net increase in non-interest expense partly reflected increases in salary and employee benefits expense, advertising and marketing expense, director compensation expense and miscellaneous expense that were partially offset by a decrease in premises occupancy expense.  Less noteworthy variances in other categories of non-interest expense such as equipment and system expense and deposit insurance expense reflected normal growth or operating fluctuations within those categories.

Salaries and employee benefits expense increased by $642,000 to $10.5 million for the three months ended March 31, 2016 from $9.8 million for the three months ended March 31, 2015.  The increase largely reflected the effects of annual increases in non-executive wages and salaries for fiscal 2016 and the cost of staffing additions within the lending and business development functions coupled with less noteworthy increases in employee incentive compensation and commissions expenses.  The increase in employee-compensation related expenses also reflected an increase in employee benefits expenses primarily reflecting an increase in the cost of employee health insurance benefits while also reflecting an increase in ESOP expense arising from an increase in the market value of the Company’s capital stock between comparative periods as well as an increase in stock benefit plan expense arising from grants issued during the fourth quarter of fiscal 2015.

On December 23, 2015, the Company amended its Directors Consultation and Retirement Plan (the “DCRP”) to freeze the DCRP such that no additional DCRP benefits will accrue to any participant after December 31, 2015 and to revise the minimum age requirement for benefit vesting purposes. Accordingly, the benefits payable to participating directors under the DCRP will not increase after December 31, 2015.  The Company expects to recognize a non-recurring adjustment to DCRP expense during the fourth quarter ending June 30, 2016 to reflect the impact of these changes on the actuarial assumptions applicable to the DRCP.

Advertising and marketing expense increased by $116,000 to $539,000 for the three months ended March 31, 2016 from $423,000 for the three months ended March 31, 2015.  The increase largely reflected increases in advertising expenses across a variety of advertising formats including outdoor, print and electronic media in support of the Company’s loan and deposit growth initiatives.

The increase in director compensation expense was largely attributable to the quarterly retainers paid to the Company’s two newest members of the Board of Directors who joined the Company in December 2015.

Miscellaneous expense increased by $535,000 to $2.7 million for the three months ended March 31, 2016 from $2.2 million for the three months ended March 31, 2015.  The increase in miscellaneous expense partly reflected an increase in professional and consulting fees that primarily reflected the costs of engaging the services of a third-party consultant to assist us in conducting a thorough study of our business processes and operating efficiency coupled with the initial costs on implementing a formal corporate profitability measurement regimen.  Such increases also reflected an increase in personnel placement and recruiting fees between comparative periods.

The increase in miscellaneous expense also reflected an increase in loan underwriting and servicing expenses arising from growth in loans originated, purchased and serviced by others during the period while also reflected an increase in legal expense that was largely attributable to an increase in loan-related legal fees including those associated with new loan purchases, collections and foreclosure efforts on existing, nonperforming loans as well as the transfer of servicing from BOA to the Bank noted earlier.  To a lesser extent, the increase in legal expense also reflected an increase in fees associated with general corporate legal matters.

The increase in miscellaneous expense also reflected an increase in insurance expense arising from expanded coverage across several corporate policies while also reflecting an increase in the Bank’s regulatory assessment arising from an increase in the Bank’s total assets which its primary regulator utilizes as the calculation basis for that assessment.

The noted increases in non-interest expense were partially offset by a decrease in premises occupancy expenses that primarily reflected a decrease in facility repairs and maintenance expenses due, in part, to a decrease in snow removal costs, as well as an overall decrease in facility utility expenses.

Provision for Income Taxes. The provision for income taxes increased by $1.0 million to $1.7 million for the three months ended March 31, 2016 from $660,000 for the three months ended March 31, 2015.  The increase in income tax expense largely reflected the underlying differences in the level of the taxable portion of pre-tax income between comparative periods.

Our effective tax rate during the three months ended March 31, 2016 was 28.6% which, in relation to statutory income tax rates, reflected the effects of recurring sources of tax-favored income included in pre-tax income. By comparison, our effective tax rate for the three months ended March 31, 2015 was 14.5% which reflected the effects of both recurring and non-recurring sources of tax-favored income during that earlier period.  Such non-recurring sources included the $1.4 million payout on bank-owned life insurance policies and the $370,000 adjustment to gain on bargain purchase noted earlier.

Comparison of Operating Results for the Nine Months Ended March 31, 2016 and March 31, 2015

General. Net income for the nine months ended March 31, 2016 was $10.9 million or $0.12 per diluted share; an increase of $1.9 million from $9.0 million or $0.10 per diluted share for the nine months ended March 31, 2015. The increase in net income reflected increases in net interest income and non-interest income that were partially offset by increases in the provision for loan losses and non-interest expense.  These factors contributed to an overall increase in pre-tax net income and a corresponding increase in the provision for income taxes.

Net Interest Income. Net interest income for the nine months ended March 31, 2016 was $70.8 million; an increase of $11.1 million from $59.7 million for the nine months ended March 31, 2015. The increase in net interest income between the comparative periods resulted from an increase in interest income that was partially offset by an increase in interest expense. The increase in interest income was attributable to an increase in the average balance of interest-earning assets that was partially offset by a decrease in their average yield.   The increase in interest expense resulted from an increase in the average balance of interest-bearing liabilities coupled with a concurrent increase in their average cost.

As a result of these factors, our net interest rate spread decreased 24 basis points to 2.06% for the nine months ended March 31, 2016 from 2.30% for the nine months ended March 31, 2015. The decrease in the net interest rate spread reflected a 17 basis point increase in the average cost of interest-bearing liabilities to 1.06% for the nine months ended March 31, 2016 from 0.89% for the nine months ended March 31, 2015 while also reflecting a seven basis point decrease in the average yield on interest-earning assets to 3.12% from 3.19% for those same comparative periods.  A discussion of the factors contributing to changes in the average yield and average cost of categories within interest-earning assets and interest-bearing liabilities, respectively, is presented in the separate discussion and analysis of interest income and interest expense below.

The factors resulting in the reported decrease in our net interest rate spread also affected our net interest margin.  However, their impact was partially offset by the effect of the significant increase in the Company’s capital arising from its second step conversion and stock offering.  The additional interest income earned on the loans and securities funded with the new capital contributed to the Company’s net interest margin of 2.35% for the nine months ended March 31, 2016 which decreased by eight basis points from 2.43% for the nine months ended March 31, 2015.

Interest Income. Total interest income increased $15.6 million to $94.1 million for the nine months ended March 31, 2016 from $78.5 million for the nine months ended March 31, 2015. As noted above, the increase in interest income partly reflected a $738.9 million increase in the average balance of interest-earning assets to $4.02 billion for the nine months ended March 31, 2016 from $3.28 billion for the nine months ended March 31, 2015.  For those same comparative periods, the yield on earning assets decreased seven basis points to 3.12% from 3.19%.

Interest income from loans increased $16.0 million to $72.3 million for the nine months ended March 31, 2016 from $56.3 million for the nine months ended March 31, 2015. The increase in interest income on loans was attributable to a net increase in the average balance of loans that was partially offset by a decline in their average yield.

The average balance of loans increased by $661.6 million to $2.46 billion for the nine months ended March 31, 2016 from $1.79 billion for the nine months ended March 31, 2015. The reported increase in the average balance of loans primarily reflected an aggregate increase of $615.1 million in the average balance of commercial loans to $1.73 billion for the nine months ended March 31, 2016 from $1.12 billion for the nine months ended March 31, 2015. Our commercial loans generally comprise commercial mortgage loans, including multi-family and nonresidential mortgage loans, as well as secured and unsecured commercial business loans.

The increase in the average balance of commercial loans was augmented by a $38.5 million increase in the average balance of residential mortgage loans to $706.5 million for the nine months ended March 31, 2016 from $668.0 million for the nine months ended March 31, 2015. Our residential mortgages generally comprise one- to four-family first mortgage loans, home equity loans and home equity lines of credit.  For those same comparative periods, the average balance of other loans, primarily comprising unsecured consumer term loans, account loans and deposit account overdraft lines of credit, increased by $7.3 million to $12.1 million from $4.8 million.  The increase in the average balance of other loans primarily reflected the increased balance of unsecured consumer term loans acquired through Lending Club, as described earlier.

The noted increases in the average balances of loans were partially offset by a $2.9 million decrease in the average balance of construction loans, which declined to $4.5 million for the nine months ended March 31, 2016 from $7.4 million for the nine months ended March 31, 2015.

The effect on interest income attributable to the net increase in the average balance of loans was partially offset by the noted decrease in their average yield. The average yield on loans decreased by 26 basis points to 3.92% for the nine months ended March 31,

2016 from 4.18% for the nine months ended March 31, 2015. The reduction in the overall yield on our loan portfolio largely reflected the effect of the comparatively lower average yield on most newly originated loans in relation to that of the portfolio of existing loans which has reduced the overall yield of the aggregate portfolio.  To a lesser extent, the decline in the average yield generally reflects the effects of low market interest rates that provide “rate reduction” refinancing incentive to existing borrowers while also contributing to the downward re-pricing of adjustable rate loans.

Interest income from mortgage-backed securities decreased by $1.2 million to $13.2 million for the nine months ended March 31, 2016 from $14.4 million for the nine months ended March 31, 2015. The decrease in interest income reflected a decrease in the average yield of mortgage-backed securities that was partially offset by an increase in their average balance.

The average yield on mortgage-backed securities decreased by 34 basis points to 2.34% for the nine months ended March 31, 2016 from 2.68% for the nine months ended March 31, 2015. The reduction in the overall yield on mortgage-backed securities largely reflected the effect of the comparatively lower average yield on purchased securities in relation to that of the existing portfolio coupled with the continuing repayment of comparatively higher yielding securities within the portfolio.

For those same comparative periods, the average balance of mortgage-backed securities increased by $39.0 million to $752.8 million for the nine months ended March 31, 2016 from $713.8 million for the nine months ended March 31, 2015. The increase in the average balance of mortgage-backed securities largely reflected the level of aggregate security purchases outpacing principal repayments and security sales between comparative periods.

Interest income from debt securities increased by $528,000 to $7.4 million for the nine months ended March 31, 2016 from $6.8 million for the nine months ended March 31, 2015. The increase in interest income reflected an increase in the average yield of debt securities that was partially offset by a decrease in their average balance.  The average yield on debt securities increased 16 basis points to 1.60% for the nine months ended March 31, 2016 from 1.44% for the nine months ended March 31, 2015. For those same comparative periods, the average balance of debt securities decreased $22.4 million to $613.3 million from $635.7 million.

The increase in the average yield on debt securities reflected an 18 basis point increase in the yield on taxable securities to 1.52% during the nine months ended March 31, 2016 from 1.34% during the nine months ended March 31, 2015. For those same comparative periods, the average yield on tax-exempt securities increased four basis points to 1.99% from 1.95%.

The decrease in the average balance of debt securities was partly attributable to a $31.7 million decrease in the average balance of taxable securities to $503.2 million for the nine months ended March 31, 2016 from $534.9 million for the nine months ended March 31, 2015. The decrease in taxable securities was partially offset by a $9.3 million increase in the average balance of tax-exempt securities to $110.1 million from $100.8 million.

Interest income from other interest-earning assets increased by $294,000 to $1.3 million for the nine months ended March 31, 2016 from $981,000 for the nine months ended March 31, 2015 reflecting an increase in their average balance that was partially offset by a decrease in their average yield.  The average balance of other interest-earning assets increased by $60.6 million to $195.6 million for the nine months ended March 31, 2016 from $134.9 million for the nine months ended March 31, 2015. For those same comparative periods, the average yield on other interest-earning assets decreased by 10 basis points to 0.87% from 0.97%.

Interest Expense. Total interest expense increased by $4.6 million to $23.4 million for the nine months ended March 31, 2016 from $18.8 million for the nine months ended March 31, 2015. As noted earlier, the increase in interest expense resulted from an increase in the average balance of interest-bearing liabilities coupled with an increase in their average cost. The average balance of interest-bearing liabilities increased by $133.8 million to $2.94 billion for the nine months ended March 31, 2016 from $2.81 billion for the nine months ended March 31, 2015. For those same comparative periods, the average cost of interest-bearing liabilities increased 17 basis points to 1.06% from 0.89%.

Interest expense attributed to deposits increased by $1.8 million to $13.5 million for the nine months ended March 31, 2016 from $11.8 million for the nine months ended March 31, 2015. The increase in interest expense was attributable to increases in the average cost and average balance of interest-bearing deposits.

The average cost of interest-bearing deposits increased by nine basis points to 0.78% for the nine months ended March 31, 2016 from 0.69% for the nine months ended March 31, 2015. The net increase in the average cost reflected an increase in the average cost of certificates of deposit which increased 12 basis points to 1.20% for the nine months ended March 31, 2016 from 1.08% for the nine months ended March 31, 2015. For those same comparative periods, the average cost of interest-bearing checking accounts increased five basis points to 0.58% from 0.53% while the average cost of savings and club accounts increased one basis point to 0.17% from 0.16%.

The average balance of interest-bearing deposits increased by $65.6 million to $2.33 billion for the nine months ended March 31, 2016 from $2.26 billion for the nine months ended March 31, 2015. The net increase in the average balance was reflected across all categories of interest-bearing deposits.  For the comparative periods noted, the average balance of certificates of deposit increased by $60.3 million to $1.09 billion from $1.03 billion while the average balance of savings and club accounts increased by $2.8 million to $515.5 million from $512.7 million.  For those same comparative periods, the average balance of interest-bearing checking accounts increased by $2.5 million to $722.1 million from $719.6 million.

Interest expense attributed to borrowings increased by $2.8 million to $9.8 million for the nine months ended March 31, 2016 from $7.0 million for the nine months ended March 31, 2015. The increase in interest expense on borrowings reflected an increase in their average balance coupled with an increase in their average cost. The average balance of borrowings increased by $68.3 million to $617.6 million for the nine months ended March 31, 2016 from $549.3 million for the nine months ended March 31, 2015. For those same comparative periods, the average cost of borrowings increased by 41 basis points to 2.12% from 1.71%.

The increase in the average balance of borrowings largely reflected a $61.6 million increase in the average balance of FHLB advances which increased to $581.1 million for the nine months ended March 31, 2016 from $519.6 million for the nine months ended March 31, 2015. For those same comparative periods, the average cost of FHLB advances increased 44 basis points to 2.22% from 1.78%. The noted increase in the average balance of FHLB advances was augmented by a $6.7 million increase in the average balance of other borrowings, comprised primarily of depositor sweep accounts, to $36.5 million from $29.8 million. The average cost of sweep accounts increased by two basis points to 0.52% from 0.50% between the same comparative periods.

Provision for Loan Losses. The provision for loan losses increased by $4.3 million to $8.6 million for the nine months ended March 31, 2016 from $4.4 million for the nine months ended March 31, 2015.  The increase was primarily attributable to a larger provision on non-impaired loans evaluated collectively for impairment due, in part, to comparatively higher growth in such loans between periods.  The net increase in provision expense attributable to non-impaired loans also reflected updates to environmental and historical loss factors whose effects contributed to the increase in the provision for loan losses between comparative periods.

With regard to environmental loss factors, the increase in such factors during the nine months ended March 31, 2016 primarily reflected the continuing growth and diversification within the Company’s loan portfolio and the resulting recognition of the increased risk of potential credit losses associated with the growth in commercial lending.  The changes to historical loss factors during that same period primarily reflected the impact of the net charge offs recognized during the nine months ended March 31, 2016 on the two-year lookback period used to calculate the Company’s historical loss factors coupled with the “roll off” of the charge offs from the same period two years earlier.  The updates to historical loss factors also included the addition of the Company’s estimates of average annual charge off rates applicable to its unseasoned portfolio of Lending Club consumer loans, as discussed earlier

The increase in provision expense also reflected an increase in specific losses recognized on nonperforming loans individually reviewed for impairment.  However, those losses were more than offset by an increase in recoveries of prior charge offs attributable to such loans between comparative periods.

Additional information regarding the allowance for loan losses and the associated provisions recognized during the nine months ended March 31, 2016 is presented in Note 10 to the unaudited consolidated financial statements as well as the Comparison of Financial Condition at March 31, 2016 and June 30, 2015 presented earlier.

Non-Interest Income. Non-interest income, excluding security sale gains and losses on the sale and write-down of real estate owned, increased by $602,000 to $7.7 million for the nine months ended March 31, 2016 from $7.1 million for the nine months ended March 31, 2015.  The increase was largely attributable to an $820,000 increase in income from bank-owned life insurance that was primarily attributable to an increase in the average balance of the underlying cash surrender value of the associated policies which provides the basis for the income earned on such policies.  The increase in the average balance of bank owned life insurance reflected the Company’s purchase of an additional $80.0 million in such policies during the quarter ended June 30, 2015.  The noted increase in income on bank-owned life insurance was partially offset by the recognition of non-recurring payouts on life insurance policies totaling $1.4 million during the nine months ended March 31, 2015 for which no such payouts were received during the nine months ended March 31, 2016.

The increase in non-interest income also reflected a $213,000 increase in gains on sale of SBA loans to $304,000 for the nine months ended March 31, 2016 compared to $91,000 during the nine months ended March 31, 2015.

The increase in non-interest income was partially offset by a non-recurring adjustment of $370,000 to gain on bargain purchase included in miscellaneous income during the nine months ended March 31, 2015 relating to the acquisition of Atlas Bank on June 30, 2014 for which no such adjustments were recognized during the nine months ended March 31, 2016.

In addition to the changes in non-interest income noted above, we also recognized net security sale gains totaling $2,000 during the nine months ended March 31, 2016 compared to $7,000 of such gains recognized during the nine months ended March 31, 2015.  We also recognized net losses totaling $161,000 arising from the write down and sale of REO during the nine months ended March 31, 2015 compared to net losses of $656,000 recognized on REO disposals during the earlier comparative period.

Non-Interest Expenses. Non-interest expense increased by $4.0 million to $54.7 million for the nine months ended March 31, 2016 from $50.7 million for the nine months ended March 31, 2015. The net increase in non-interest expense partly reflected increases in salary and employee benefits expense, advertising and marketing expense, director compensation expense and miscellaneous expense that were partially offset by a decrease in equipment and system expense.  Less noteworthy variances in other categories of non-interest expense such as premises occupancy expense and deposit insurance expense reflected normal growth or operating fluctuations within those categories.

Salaries and employee benefits expense increased by $2.0 million to $31.5 million for the nine months ended March 31, 2016 from $29.5 million for the nine months ended March 31, 2015.  The increase largely reflected the effects of annual increases in non-executive wages and salaries for fiscal 2016 and the cost of staffing additions within the lending and business development functions coupled with less noteworthy increases in employee incentive compensation and commissions expenses.  The increase in employee-compensation related expenses also reflected an increase in employee benefits expenses primarily reflecting an increase in the cost of employee health insurance benefits as well as an increase in ESOP expense arising from an increase in the market value of the Company’s capital stock between comparative periods.

On December 23, 2015, the Company amended its Directors Consultation and Retirement Plan (the “DCRP”) to freeze the DCRP such that no additional DCRP benefits will accrue to any participant after March 31, 2016 and to revise the minimum age requirement for benefit vesting purposes. Accordingly, the benefits payable to participating directors under the DCRP will not increase after December 31, 2015.  The Company expects to recognize a non-recurring adjustment to DCRP expense during the fourth quarter ending June 30, 2016 to reflect the impact of these changes on the actuarial assumptions applicable to the DRCP.

Advertising and marketing expense increased by $731,000 to $1.5 million for the nine months ended March 31, 2016 from $799,000 for the nine months ended March 31, 2015.  The increase largely reflected increases in advertising expenses across a variety of advertising formats including outdoor, print and electronic media in support of the Company’s loan and deposit growth initiatives.  Additionally, the level of advertising and marketing expenditures during the earlier comparative period reflected lower levels of such expenses in anticipation of the corporate name change and re-branding initiatives that commenced later in fiscal 2015.

The increase in director compensation expense was largely attributable to the retainers paid to the Company’s two newest members of the Board of Directors who joined the Company in December 2015.

Miscellaneous expense increased by $1.3 million to $7.8 million for the nine months ended March 31, 2016 from $6.5 million for the nine months ended March 31, 2015.  The increase in miscellaneous expense partly reflected an increase in loan underwriting and servicing expenses arising from growth in loans originated, purchased and serviced by others during the period.  The variance in miscellaneous expense also reflected an increase in legal expense that was largely attributable to an increase in loan-related legal fees including those associated with new loan purchases, collections and foreclosure efforts on existing, nonperforming loans as well as the transfer of servicing from BOA to the Bank noted earlier.  To a lesser extent, the increase in legal expense also reflected an increase in fees associated with general corporate legal matters.

The increase in miscellaneous expense also included an increase in professional and consulting fees that primarily reflected the costs of engaging the services of a third-party consultant to assist us in conducting a thorough study of our business processes and operating efficiency coupled with the initial costs on implementing a formal corporate profitability measurement regimen.  Such increases also reflected an increase in personnel placement and recruiting fees between comparative periods.

Also reflected in the increase in miscellaneous expense was an increase in insurance expense arising from expanded coverage across several corporate policies and an increase in workers compensation expense as well as an increase in the Bank’s regulatory assessment arising from an increase in the Bank’s total assets which its primary regulator utilizes as the calculation basis for that assessment.

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

Provision for Income Taxes. The provision for income taxes increased by $1.9 million to $4.0 million for the nine months ended March 31, 2016 from $2.1 million for the nine months ended March 31, 2015.  The increase in income tax expense largely reflected the underlying differences in the level of the taxable portion of pre-tax income between comparative periods.

Our effective tax rate during the nine months ended March 31, 2016 was 26.5% which, in relation to statutory income tax rates, reflected the effects of recurring sources of tax-favored income included in pre-tax income. By comparison, our effective tax rate for the nine months ended March 31, 2015 was 18.8% which reflected the effects of both recurring and non-recurring sources of tax-favored income during that earlier period.  Such non-recurring sources included the $1.4 million payout on bank-owned life insurance policies and the $370,000 adjustment to gain on bargain purchase noted earlier.

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

The Bank is required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure a safe operation. Toward that end, we generally maintain cash and cash equivalents whose balances decreased by $225.1 million to $115.0 million at March 31, 2016 from $340.1 million at June 30, 2015.  The decrease in cash and cash equivalents reflected the deployment of the excess liquidity previously held at June 30, 2015.  Such funds represented a portion of the new capital proceeds raised through the Company’s second-step conversion and stock offering that were temporarily held in cash equivalents at June 30, 2015 and subsequently deployed into the loan portfolio during the first half of fiscal 2016.

Investments that formally qualify as liquid assets are supplemented by our portfolio of securities classified as available for sale whose balances at March 31, 2016 included $297.7 million of mortgage-backed securities and $388.1 million of debt securities that can readily be sold if necessary.

At March 31, 2016, the Company had outstanding commitments to originate and purchase loans held in portfolio totaling approximately $34.6 million while outstanding commitments to originate loans held for sale totaled $248,000 as of that same date.  By comparison, the Company had outstanding commitments to originate and purchase loans held in portfolio totaling $67.2 million at June 30, 2015 with no outstanding commitments to originate loans held for sale as of that date.  Construction loans in process and unused lines of credit were $138,000 and $56.9 million, respectively, at March 31, 2016 compared to $775,000 and $58.2 million, respectively, at June 30, 2015. The Company is also subject to the contingent liabilities resulting from letters of credit whose outstanding balances totaled $514,000 and $159,000 at March 31, 2016 and June 30, 2015, respectively.

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

As noted earlier, for the nine months ended March 31, 2016, the balance of total deposits increased by $195.1 million to $2.66 billion from $2.47 billion at June 30, 2015.  The net increase in deposits reflected a net increase in interest-bearing deposits totaling $187.0 million coupled with an increase in non-interest-bearing checking accounts totaling $8.2 million.  The net increase in interest-bearing deposits reflected an increase in certificates of deposit totaling $194.0 million that was partially offset by decreases in interest-bearing checking accounts and savings and club accounts of $6.9 million and $131,000, respectively.  The balance of certificates of deposit with maturities within one year decreased to $397.5 million at March 31, 2016 compared to $526.5 million at June 30, 2015 with such balances representing 33.2 % and 52.6% of total certificates of deposit at the close of each period, respectively.

Advances from the FHLB of New York are available to supplement the Company’s liquidity position and, to the extent that maturing deposits do not remain with the Company, management may replace such funds with advances. As of March 31, 2016, the Company’s outstanding balance of FHLB advances, excluding fair value adjustments, totaled $585.3 million. Of these advances, $145.0 million represent long-term, fixed-rate advances maturing in 2023 that have terms enabling the FHLB to call the borrowing at their option prior to maturity. The remaining balance of long-term, fixed rate advances totaled $14.7 million representing three separate advances maturing during the fiscal years 2016, 2017 and 2018. Short-term FHLB advances at March 31, 2016 included $425.0 million of fixed-rate borrowings which have been effectively converted to longer duration funding sources through the use of interest rate derivatives.  The remaining $597,000 of advances represents one fixed-rate, amortizing advance maturing in 2021.

The Company has the capacity to borrow additional funds from the FHLB, through a line of credit or by taking additional short-term or long-term advances. Such borrowings are an option available to management if funding needs change or to lengthen the duration of liabilities. Most of the Bank’s mortgage-backed and debt securities are held in safekeeping at the FHLB of New York with a majority being available as collateral if necessary. In addition to the FHLB advances, the Bank has other borrowings totaling $33.0 million at March 31, 2016 representing overnight “sweep account” balances linked to customer demand deposits.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of March 31, 2016, the Company and Bank exceeded all capital requirements of federal banking regulators.

The following table sets forth the Bank’s capital position at March 31, 2016 and June 30, 2015, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At March 31, 2016
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$715,572	25.85%	$221,419	8.00%	$276,774	10.00%
Tier 1 capital (to risk-weighted assets)	692,562	25.02%	166,064	6.00%	221,419	8.00%
Common equity tier 1 capital (to risk-weighted assets)	692,562	25.02%	124,548	4.50%	179,903	6.50%
Tier 1 capital (to adjusted total assets)	692,562	15.90%	174,182	4.00%	217,728	5.00%

	At June 30, 2015
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$695,002	30.42%	$182,764	8.00%	$228,455	10.00%
Tier 1 capital (to risk-weighted assets)	679,396	29.74%	137,073	6.00%	182,764	8.00%
Common equity tier 1 capital (to risk-weighted assets)	679,396	29.74%	102,805	4.50%	148,496	6.50%
Tier 1 capital (to adjusted total assets)	679,396	16.47%	165,045	4.00%	206,306	5.00%

The following table sets forth the Company’s capital position at March 31, 2016 and June 30, 2015, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At March 31, 2016
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$1,093,642	39.51%	$221,450	8.00%
Tier 1 capital (to risk-weighted assets)	1,070,632	38.68%	166,088	6.00%
Common equity tier 1 capital (to risk-weighted assets)	1,070,632	38.68%	124,566	4.50%
Tier 1 capital (to adjusted total assets)	1,070,632	24.58%	174,236	4.00%

	At June 30, 2015
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$1,077,938	47.16%	$182,857	8.00%
Tier 1 capital (to risk-weighted assets)	1,062,332	46.48%	137,143	6.00%
Common equity tier 1 capital (to risk-weighted assets)	1,062,332	46.48%	102,857	4.50%
Tier 1 capital (to adjusted total assets)	1,062,332	25.82%	164,587	4.00%

In July 2013, the OCC and the other federal bank regulatory agencies issued a final rule that revised the risk-based and leverage capital requirements and the method for calculating risk-weighted assets, to make them consistent with the agreements that were reached by the international Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  The final rule applies to all depository institutions, top-tier bank holding companies and top-tier savings and loan holding companies with total consolidated assets of $1.0 billion or more (“banking organizations”).  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), sets the minimum leverage ratio for all banking organizations at a uniform 4% of total assets, increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt out is exercised which the Company and the Bank intend to exercise.  The final rule limits a banking organization’s dividends, stock repurchases and other capital distributions, and certain discretionary bonus payments to executive officers, if the bank organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above regulatory minimum risk-based requirements.  The final rule became effective for us on January 1, 2015. The capital conservation buffer requirement is being phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.  The Bank and Company each meet the fully phased in capital conservation buffer requirement at March 31, 2016

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving Kearny Bank’s facilities. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase securities or mortgage-backed securities and commitments to extend credit to meet the financing needs of our customers. At March 31, 2016, we had no significant off-balance sheet commitments to purchase securities or for capital expenditures.

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

Net interest income is, by far, our largest revenue source to which we add our non-interest income and from which we deduct our provision for loan losses, non-interest expense and income taxes to calculate net income. Movements in market interest rates, and the effect of such movements on the risk factors noted above, significantly influence the “spread” between the interest earned on our loans, securities and other interest-earning assets and the interest paid on our deposits and borrowings. Movements in interest rates that increase, or “widen”, that net interest spread enhance our net income. Conversely, movements in interest rates that reduce, or “tighten”, that net interest spread adversely impact our net income.

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

With respect to the maturity and re-pricing of our interest-bearing liabilities, at March 31, 2016, $397.5 million, or 33.2% of our certificates of deposit, mature within one year with an additional $480.4 million, or 40.2% of our certificates of deposit, maturing after one year but within two years. The remaining $317.7 million or 26.6% of certificates, at March 31, 2016 have remaining terms to maturity exceeding two years.

Excluding fair value adjustments, the balance of FHLB advances totaled $585.3 million at March 31, 2016 and comprised both short-term and long-term advances with fixed rates of interest. Short-term FHLB advances generally have original maturities of less than one year and may include overnight borrowings which Kearny Bank typically utilizes to address short term funding needs as they arise. At March 31, 2016, Kearny Bank had a total of $425.0 million of short-term FHLB advances which represented 90-day FHLB term advances that are generally forecasted to be periodically redrawn at maturity for the same 90 day term as the original advance. Based on this presumption, Kearny Bank has utilized interest rate swaps to effectively extend the duration of each of these advances at the time they were drawn to effectively fix their cost for a period of five years.

Long-term advances generally include advances with original maturities of greater than one year. At March 31, 2016, our outstanding balance of long-term FHLB advances totaled $160.3 million. Such advances included $145.0 million of fixed-rate, callable term advances and $14.7 million of fixed-rate, non-callable term advances as well as a $597,000 fixed-rate amortizing advance.

With respect to the maturity and re-pricing of our interest-earning assets, at March 31, 2016, $43.9 million, or 1.6% of our total loans, will reach their contractual maturity dates within one year with the remaining $2.67 billion, or 98.4 % of total loans having remaining terms to contractual maturity in excess of one year. Of loans maturing after one year, $1.44 billion had fixed rates of interest while the remaining $1.23 billion had adjustable rates of interest, with such loans representing 53.1% and 45.3% of total loans, respectively.

At March 31, 2016, $3.6 million, or 0.3% of our total securities, will reach their contractual maturity dates within one year with the remaining $1.27 billion, or 99.7% of total securities, having remaining terms to contractual maturity in excess of one year. Of the latter category, $918.6 million comprising 71.9% of our total securities had fixed rates of interest while the remaining $356.0 million comprising 27.8% of our total securities had adjustable or floating rates of interest.

At March 31, 2016, mortgage-related assets, including mortgage loans and mortgage-backed securities, totaled $3.31 billion and comprised 80.1% of total earning assets. In addition to remaining term to maturity and interest rate type as discussed above, other factors contribute significantly to the level of interest rate risk associated with mortgage-related assets. In particular, the scheduled amortization of principal and the borrower’s option to prepay any or all of a mortgage loan’s principal balance, where applicable, have a significant effect on the average lives of such assets and, therefore, the interest rate risk associated with them. In general, the prepayment rate on lower yielding assets tends to slow as interest rates rise due to the reduced financial incentive for borrowers to refinance their loans. By contrast, the prepayment rate of higher yielding assets tends to accelerate as interest rates decline due to the increased financial incentive for borrowers to prepay or refinance their loans to comparatively lower interest rates. These characteristics tend to diminish the benefits of falling interest rates to liability sensitive institutions while exacerbating the adverse impact of rising interest rates.

We generally retained our liability sensitivity during the first nine months of fiscal 2016 while the degree of that sensitivity, as measured internally by the institution’s one-year and three-year gap percentages increased during the period. Specifically, our cumulative one-year gap percentage changed to (11.09)% at March 31, 2016 from (5.51)% at June 30, 2015 while our cumulative three-year gap percentage changed to (9.30)% from (0.15)% over those same comparative periods.  Our one-year and three-year gap measures do not currently reflect the effect of our interest rate derivatives and the effective extension of liability duration arising from their use as cash flow hedges.  The increase in the gap percentages between periods partly reflected the effects of a decrease in short-term liquid assets attributable to the deployment of the excess liquidity that was temporarily held in cash and cash equivalents at June 30, 2015.  Such funds represented a portion of the new capital proceeds raised through the Company’s second-step conversion and stock offering that were subsequently deployed into the loan portfolio during the first quarter of fiscal 2016.

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

Notwithstanding these efforts, the risk of further net interest rate spread and margin compression is significant as the yield on our interest-earning assets continues to reflect the impact of the greater declines in longer term market interest rates in recent years compared to the lesser concurrent reductions in shorter term market interest rates that affect the cost of our interest-bearing liabilities. In particular, our ability to further reduce the cost of our interest-bearing deposits is increasingly limited since many of our deposit offering rates are already well below 1.00% at March 31, 2016. Moreover, our liability sensitivity may adversely affect net income in the future as market interest rates continue to increase from their prior historical lows and our cost of interest-bearing liabilities may rise faster than our yield on interest-earning assets.

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

As illustrated in the tables below, our EVE would be negatively impacted by an increase in interest rates. This result is expected given our liability sensitivity noted earlier. Specifically, based upon the comparatively shorter maturity and/or re-pricing characteristics of our interest-bearing liabilities compared with that of our interest-earning assets, an upward movement in interest rates would have a disproportionately adverse impact on the present value of our assets compared to the beneficial impact arising from the reduced present value of our liabilities. Hence, our EVE and EVE ratio decline in the increasing interest rate scenarios. Historically low interest rates at March 31, 2016 and June 30, 2015 precluded the modeling of certain scenarios as parallel downward shifts in the yield curve of 100 basis points or more would result in negative interest rates for many points along that curve.

The following tables present the results of our internal EVE analysis as of March 31, 2016 and June 30, 2015, respectively.

	At March 31, 2016
	Economic Value of Equity ("EVE")			EVE as a % of Present Value of Assets
Change in Interest Rates (1)	$ Amount of EVE	$ Change in EVE	% Change in EVE	EVE Ratio	Change in EVE Ratio
	(Dollars in Thousands)
+300 bps	872,184	(230,216)	(21)%	21.72%	(333)	bps
+200 bps	954,746	(147,654)	(13)%	23.04%	(201)	bps
+100 bps	1,035,938	(66,462)	(6)%	24.23%	(82)	bps
0 bps	1,102,400	-	-	25.05%	-

	At June 30, 2015
	Economic Value of Equity ("EVE")			EVE as a % of Present Value of Assets
Change in Interest Rates (1)	$ Amount of EVE	$ Change in EVE	% Change in EVE	EVE Ratio	Change in EVE Ratio
	(Dollars in Thousands)
+300 bps	913,154	(176,828)	(16)%	23.98%	(244)	bps
+200 bps	977,112	(112,870)	(10)%	24.96%	(146)	bps
+100 bps	1,039,242	(50,740)	(5)%	25.84%	(58)	bps
0 bps	1,089,982	-	-	26.42%	-

(1)	The (100) bps, (200) bps and (300) bps scenarios are not shown due to the low prevailing interest rate environment.

As seen in the table above, the dollar amount of EVE and the EVE ratio have declined between comparative periods across most scenarios modeled while the sensitivity of those measures to movements in interest rates between comparative periods increased.  The changes to these risk measurements between comparative periods primarily reflected the deployment of the excess liquidity held at June 30, 2015, as discussed earlier.  As modeled in our EVE-based analysis, short-term liquid assets are generally expected to retain their market value throughout all rate change scenarios.  The excess balances of such funds held at June 30, 2015 temporarily reduced the overall sensitivity of earning assets and EVE to movements in interest rates as measured on that date.

There are numerous internal and external factors that may contribute to changes in an institution’s EVE ratio and its sensitivity. Internally, changes in the composition and allocation of an institution’s balance sheet and the interest rate risk characteristics of its components can significantly alter the exposure to interest rate risk as quantified by the changes in the EVE sensitivity measures. Toward that end, the reported increase in EVE sensitivity also reflects the aggregate effects of the various balance sheet management strategies we have undertaken to deploy capital through profitable growth and diversification strategies while managing  our exposure to interest rate risk.  Changes to certain external factors, most notably changes in the level of market interest rates and overall shape of the yield curve, can also alter the projected cash flows of the institution’s interest-earning assets and interest-costing liabilities and the associated present values thereof.  Changes in internal and external factors from period to period can complement one another’s effects to reduce overall sensitivity, partly or wholly offset one another’s effects, or exacerbate one another’s adverse effects and thereby increase the institution’s exposure to interest rate risk as quantified by EVE sensitivity measures.

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

During the first nine months of fiscal 2016, the excess liquidity previously held in cash equivalents was redeployed into the loan portfolio which had the effect of increasing the forecasted level of interest income across all rate scenarios modeled while significantly decreasing the level of NII-based asset sensitivity at March 31, 2016 compared to that reported at June 30, 2015.  The changes in the sensitivity of net interest income to movements in interest rates also reflect the aggregate impact of the various balance sheet management strategies we have undertaken to deploy capital through profitable growth and diversification strategies while also reflecting the effects of changes in the level of market interest rates and overall shape of the yield curve.

To some degree, these findings contrast with those of the EVE analysis discussed above which indicates that the institution was generally liability sensitive at both June 30, 2015 and March 31, 2016.  To a large extent, the level and direction of risk exposure assessed by the NII-based and EVE-based methodologies may differ based on the comparative terms over which risk exposure is measured by those methodologies.  As noted earlier, EVE-based analysis generally takes a longer-term view of interest rate risk by measuring changes in the present value of cash flows of interest-earning assets and interest-bearing liabilities over their expected lives.  By contrast, the NII-based analysis presented below takes a comparatively shorter-term view of interest rate risk by measuring the forecasted changes in the net interest income generated by those interest-earning assets and interest-bearing liabilities over a one-year period.

			At March 31, 2016
			Net Interest Income ("NII")
Change in Interest Rates (1)	Balance Sheet Composition	Measurement Period	$ Amount of NII	$ Change in NII	% Change in NII
			(Dollars In Thousands)
+300 bps	Static	One Year	$100,926	$1,598	1.61%
+200 bps	Static	One Year	100,415	1,087	1.09
+100 bps	Static	One Year	99,720	392	0.39
0 bps	Static	One Year	99,328	-	-

			At June 30, 2015
			Net Interest Income ("NII")
Change in Interest Rates (1)	Balance Sheet Composition	Measurement Period	$ Amount of NII	$ Change in NII	% Change in NII
			(Dollars In Thousands)
+300 bps	Static	One Year	$93,543	$8,524	10.03%
+200 bps	Static	One Year	90,586	5,567	6.55
+100 bps	Static	One Year	87,420	2,401	2.82
0 bps	Static	One Year	85,019	-	-

(1)	The (100) bps, (200) bps and (300) bps scenarios are not shown due to the low prevailing interest rate environment.

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

During the quarter ended March 31, 2016, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	Legal Proceedings

At March 31, 2016, neither the Company nor the Bank were involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

ITEM 1A.	Risk Factors

Management of the Company does not believe there have been any material changes with regard to the Risk Factors previously disclosed under Item 1A of the Company’s Form 10-K for the year ended June 30, 2015 previously filed with the Securities and Exchange Commission.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

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
101

The following materials from the Company’s Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

KEARNY FINANCIAL CORP.

Date: May 10, 2016	By:	/s/ Craig L. Montanaro
Craig L. Montanaro
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

Date: May 10, 2016	By:	/s/ Eric B. Heyer
Eric B. Heyer
Executive Vice President and
Chief Financial Officer
(Principal financial and accounting officer)