Form 10-K
period 2016-06-30
Kearny Financial Corp.
filed 2016-08-29
CIK 1617242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2016

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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  YES    ☒  NO

The aggregate market value of the voting and non-voting common equity held by non‑affiliates of the Registrant on December 31, 2015 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $1.11 billion.  Solely for purposes of this calculation, shares held by directors, executive officers and greater than 10% stockholders are treated as shares held by affiliates.

As of August 22, 2016 there were outstanding 89,585,843 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the definitive Proxy Statement for the Registrant’s 2016 Annual Meeting of Stockholders. (Part III)

KEARNY FINANCIAL CORP.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 30, 2016

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;
•	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;
•	our ability to access cost-effective funding;
•	fluctuations in real estate values and both residential and commercial real estate market conditions;
•	demand for loans and deposits in our market area;
•	our ability to implement changes in our business strategies;
•	competition among depository and other financial institutions;
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

General

Kearny Financial Corp. (the “Company,” or “Kearny Financial”), is a Maryland corporation that is the holding company for Kearny Bank (the “Bank”), a federally‑chartered stock savings bank.

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

Each outstanding share held by the public stockholders of Kearny Financial Corp., a federal corporation, immediately prior to the closing of the conversion and stock offering was converted into 1.3804 shares of the Company’s new common stock while the shares previously held by Kearny MHC, the former mutual holding company, were cancelled concurrent with the closing of the transaction.  As a result of the completion of the second-step conversion and stock offering, all historical share and per share information has been revised to reflect the 1.3804-to-one exchange ratio.  At June 30, 2016, the Company had 91,821,910 shares outstanding.

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

The Company’s primary business is the ownership and operation of the Bank.  The Bank is principally engaged in the business of attracting deposits from the general public in New Jersey and New York and using these deposits, together with other funds, to originate or purchase loans for its portfolio and invest in securities.  Our loan portfolio is primarily comprised of loans collateralized by commercial and residential real estate augmented by secured and unsecured loans to businesses and consumers.  We also maintain a portfolio of investment securities, primarily comprised of U.S. agency mortgage-backed securities, U.S. government and agency debentures, bank-qualified municipal obligations, corporate bonds, asset-backed securities and collateralized loan obligations.  The Bank maintains a small balance of single issuer trust preferred securities and non-agency mortgage-backed securities which were acquired through the Company’s purchase of other institutions and does not actively purchase such securities.

At June 30, 2016, net loans receivable comprised 59.0% of our total assets while investment securities, including mortgage‑backed and non-mortgage-backed securities, comprised 27.8 % of our total assets.  By comparison, at June 30, 2015, net loans receivable comprised 49.3 % of our total assets while securities comprised 33.8% of our total assets.  A significant long term goal of our business plan is to reallocate our balance sheet to reflect a greater percentage of interest-earning assets to loans while, in turn, reducing the relative size of the securities portfolio.  The composition and volume of loan originations and purchases during fiscal 2016 reflected that strategic focus as we increased our commercial loan origination and support staff and expanded relationships with loan participants and other external loan origination resources.

We operate from our administrative headquarters in Fairfield, New Jersey and had 42 branch offices as of June 30, 2016.  Our internet address is www.kearnybank.com.  Information on our website is not and should not be considered to be part of this report.

Business Strategy

Our goal is to continue to evolve from a traditional thrift business model toward that of a full service, community bank, profitably deploying capital and enhancing earnings through a variety of balance sheet growth and diversification strategies. The key strategic initiatives of our business plan are presented below accompanied by an overview of our activities and achievements in support of those initiatives:

•	Continue to Increase Commercial Mortgage Lending

During fiscal 2016, we increased our commercial mortgage loan portfolio by 42.2%, or $551.9 million, to $1.86 billion at June 30, 2016 from $1.31 billion at June 30, 2015. This increase reflected commercial mortgage loan originations and purchases in fiscal 2016 totaling $489.3 million and $274.9 million, respectively. At June 30, 2016, our commercial mortgage loan portfolio comprised 69.7% of total loans compared to 62.3% of total loans at June 30, 2015.

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

•	Increase Commercial Business Lending

We plan to continue to focus our efforts on expanding our commercial non-real estate secured and unsecured business lending activities through all available channels. During fiscal 2016, our commercial business loans origination and purchase volume totaled $40.6 million reflecting retail originations of $20.8 million augmented by the acquisition of commercial and industrial (“C&I”) loans through wholesale channels totaling $19.8 million.

We restructured and realigned our lending infrastructure during the latter half of fiscal 2016, which contributed to a temporary decline in commercial business loan origination and purchase volume for the year.  As a result of those enhancements, we anticipate this loan segment will increase in fiscal 2017 and thereafter.  Moreover, we will attempt to expand our relationships with these borrowers to include commercial deposits and other products, with the goal of increasing our non-interest income.

The noted changes to our commercial business lending resources and infrastructure also served to better support our Small Business Administration (“SBA”) resources.  SBA loan sale volume increased by $2.6 million in fiscal 2016 compared to fiscal 2015.

We anticipate a continued increase in the level of non-interest income through greater gains on sale of SBA loans as well as other business loan-related fee income. Moreover, our business lending strategies will continue to be undertaken within a larger set of strategic initiatives designed to promote other business banking services intended to increase commercial deposit balances and services.

•	Continue to Modestly Increase Residential Mortgage Portfolio Lending

We plan to modestly increase our portfolio of one- to four-family mortgage loans including first mortgage loans, home equity loans and home equity lines of credit while maintaining our conservative underwriting standards relating to such loans. During fiscal 2016, our portfolio of such loans increased by $10.8 million to $694.8 million or 26.0% of total loans from $684.0 million or 32.5% of total loans at June 30, 2015.  We originated and purchased $87.2 million and $36.3 million, respectively, of one- to four-family first mortgage loans during the year ended June 30, 2016 compared to $51.3 million and $55.9 million, respectively, during the year ended June 30, 2015.

The overall stability in the outstanding balance of the residential mortgage loan portfolio and, more significantly, its decline as a percentage of total loans, continues to reflect our decreased strategic focus on residential mortgage portfolio lending.  We anticipate that this segment of our loan portfolio will continue to decline as a percentage of total loans and earning assets as other loan categories grow.

•	Increase Residential Mortgage Banking

We are continuing to expand our residential mortgage lending infrastructure to increase the origination volume of residential mortgage loans for sale into the secondary market.  During fiscal 2016, we hired a new Director of Residential Lending who updated the Company’s residential lending infrastructure during the latter half of the year to support that objective.  Our mortgage banking business strategy was initially implemented during the fourth quarter of fiscal 2016 and we recognized a total of $82,000 in gains on the sale of $6.0 million of mortgage loans held for sale during that quarter.  We anticipate an increase in residential mortgage loan origination and sale activity that is expected to support growth in the our non-interest income over time through the recognition of recurring loan sale gains, while also serving to help manage the Company’s exposure to interest rate risk.

•	Continue to Reduce the Securities Portfolio while Maintaining Sector Diversity

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

Our securities portfolio decreased by $175.2 million, or 12.2%, to $1.26 billion, or 30.3% of earning assets, at June 30, 2016 from $1.43 billion, or 36.8% of earning assets, at June 30, 2015 reflecting the reinvestment of security cash flows into the loan portfolio.  We expect to continue utilizing a significant portion of cash flows from the securities portfolio to fund a portion of our expected loan growth while maintaining the diversity of sectors represented in the portfolio as its overall balance continues to decline as a percentage of earning assets over time.

•	Maintain Strong Asset Quality

We continue to emphasize and maintain strong asset quality as we grow and diversify our loan portfolio. Nonperforming assets decreased by $1.9 million to $21.9 million, or 0.49% of total assets, at June 30, 2016 compared to $23.8 million, or 0.56% of total assets, at June 30, 2015 and $26.9 million, or 0.77% of total assets, at June 30, 2014.

•	Expand Funding Through Retail Deposits

Our total deposit balances increased by $229.2 million during fiscal 2016 with aggregate deposits totaling $2.69 billion at June 30, 2016 compared to $2.47 billion at June 30, 2015.  The increase in overall deposits during fiscal 2016 partly reflected a $205.8 million increase in certificates of deposit coupled with a net increase of $23.4 million in non-maturity deposits.  The net increase in non-maturity deposits largely reflected a $20.2 million, or 9.3%, increase in non-interest-bearing deposit accounts for fiscal 2016.

At June 30, 2016, we have a total of 42 branches comprising 40 branches located in northern and central New Jersey with two additional branches located in Brooklyn and Staten Island, New York. We plan to selectively evaluate branch network expansion opportunities, with a particular focus on limited branch expansion in Brooklyn and Staten Island.  We will also continue to evaluate additional de novo branch opportunities to contiguously expand our existing New Jersey branch network with an emphasis on “fill-ins” between our northern and central New Jersey locations.

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

•	Seek Out Merger and Acquisition Opportunities

As a complement to the “organic” growth strategies, we continue to actively seek out opportunities to deploy capital, diversify our balance sheet mix, enter new markets and enhance earnings through mergers and acquisitions with other financial institutions. We are an experienced acquiror, having acquired five banks in the last 16 years. We expect to place the greatest emphasis on opportunities to expand within the existing markets we serve or to enter new markets that are generally contiguous to such markets.

In addition to potential acquisitions of financial institutions or their branches, we may explore additional opportunities for acquisitions or strategic partnerships to broaden our product and service offerings in the future.

•	Improve Operating Efficiency

In conjunction with our efforts to improve operating efficiency and control operating expenses, while expanding and enhancing product and service offerings, we continued to deploy a number of technologies during fiscal 2016 that support our internal IT infrastructure as well as our external customer-facing systems.  Many of these technology enhancements were made available through our prior conversion to the Fiserv, Inc. platform during fiscal 2014.

We consider the noted enhancements to our information technology infrastructure to be one of several strategies being deployed to control growth in non-interest expenses and improve our overall operating efficiency. During the first half of fiscal 2016, we conducted a comprehensive analysis of our operating practices, policies and procedures and the effectiveness with which its supporting infrastructure, including human resources and systems, were organized, deployed and utilized.  A significant number of the findings and recommendations from that study were implemented during the latter half of fiscal 2016 while other initiatives are expected to be implemented during fiscal 2017.

The initiatives we implemented based on this study contributed to an improvement in our operating efficiency during fiscal 2016 while reallocating certain internal costs to better support our strategic goals and objectives.  For example, our ratio of non-interest expense to average assets decreased to 1.64% for fiscal 2016 from 2.10% for fiscal 2015, or 1.83% for fiscal 2015 after adjusting for the non-recurring expense associated with the Company’s $10.0 million charitable contribution to the KearnyBank Foundation, as discussed earlier.

Our operating efficiency ratio also improved to 68.50% for fiscal 2016 from 88.18% for fiscal, 2015, or 76.89% for fiscal 2015 as adjusted for the noted charitable contribution.  We also decreased our number of full time equivalent (“FTE”) employees by 20 FTEs, or 4.4%, to 438 FTEs at June 30, 2016 from 458 FTEs at June 30, 2015 with the reduction in FTE count arising largely through attrition.

Market Area. At June 30, 2016, our primary market area consists of the counties in which we currently operate branches including Bergen, Essex, Hudson, Middlesex, Monmouth, Morris, Ocean, Passaic and Union counties in New Jersey and Kings (Brooklyn) and Richmond (Staten Island) counties in New York.  Our lending is concentrated in these markets and our predominant sources of deposits are the communities in which our offices are located as well as the neighboring communities.

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

Lending Activities

General.  In conjunction with our strategic efforts to evolve from a traditional thrift to a full-service community bank, our lending strategies have placed increasing emphasis on the origination of commercial loans while diminishing the emphasis on one- to four-family mortgage portfolio lending.  The year-to-year trends in the composition and allocation of our loan portfolio, as reported in the table below, highlight those changes in business strategy.  In particular, the outstanding balance of our commercial mortgages, including loans secured by multi‑family, mixed‑use and nonresidential properties, have significantly increased from both a dollar amount and percentage of portfolio basis over the past several years.  By comparison, residential mortgage loans have consistently declined as a percentage of the loan portfolio over the past several years.

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

	At June 30,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars In Thousands)
Real estate mortgage:
One- to four-family	$605,203	22.66%	$592,321	28.17%	$580,612	33.31%	$500,647	36.77%	$562,846	43.77%
Commercial	1,860,966	69.66	1,309,103	62.27	983,755	56.44	666,828	48.97	484,934	37.71
Commercial business	88,207	3.30	99,451	4.73	67,261	3.86	70,688	5.19	88,414	6.88
Consumer:
Home equity loans	70,345	2.63	70,257	3.34	75,611	4.34	80,813	5.93	95,832	7.45
Home equity lines of credit	19,221	0.72	21,414	1.02	24,010	1.38	26,613	1.95	29,530	2.30
Passbook or certificate	3,349	0.13	3,999	0.19	3,965	0.23	3,887	0.29	3,638	0.28
Other	22,052	0.82	292	0.01	373	0.02	391	0.03	404	0.03
Construction	2,038	0.08	5,711	0.27	7,281	0.42	11,851	0.87	20,292	1.58
Total loans	2,671,381	100.00%	2,102,548	100.00%	1,742,868	100.00%	1,361,718	100.00%	1,285,890	100.00%
Less:
Allowance for loan losses	24,229		15,606		12,387		10,896		10,117
Unamortized yield adjustments including net premiums on purchased loans and net deferred loan costs and fees	(2,606)		(316)		1,397		847		1,654
Total adjustments	21,623		15,290		13,784		11,743		11,771

Total loans, net	$2,649,758		$2,087,258		$1,729,084		$1,349,975		$1,274,119

Loan Maturity Schedule.  The following table sets forth the maturities of our loan portfolio at June 30, 2016.  Demand loans, loans having no stated maturity and overdrafts are shown as due in one year or less.  Loans are stated in the following table at contractual maturity and actual maturities could differ due to prepayments.

	Real estate mortgage: One- to four-family	Real estate mortgage: Commercial	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Passbook or certificate	Other	Construction	Total
	(In Thousands)
Amounts due:
Within one year	$423	$12,117	$12,855	$251	$122	$1,561	$158	$1,714	$29,201
After one year:
1 to 3 years	4,921	46,436	9,154	2,026	2,126	335	10,805	-	75,803
3 to 5 years	10,014	211,309	27,395	3,866	1,834	39	10,964	324	265,745
5 to 10 years	73,906	944,916	26,119	19,725	2,951	8	-	-	1,067,625
10 to 15 years	138,112	554,358	7,277	24,735	12,188	21	-	-	736,691
Over 15 years	377,827	91,830	5,407	19,742	-	1,385	125	-	496,316
Total due after one year	604,780	1,848,849	75,352	70,094	19,099	1,788	21,894	324	2,642,180

Total amount due	$605,203	$1,860,966	$88,207	$70,345	$19,221	$3,349	$22,052	$2,038	$2,671,381

The following table shows the dollar amount of loans as of June 30, 2016 due after June 30, 2017 according to rate type and loan category.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)
Real estate mortgage:
One- to four-family	$569,095	$35,685	$604,780
Commercial	774,375	1,074,474	1,848,849
Commercial business	16,851	58,501	75,352
Consumer:
Home equity loans	70,094	-	70,094
Home equity lines of credit	2,126	16,973	19,099
Passbook or certificate	1,562	226	1,788
Other	21,832	62	21,894
Construction	324	-	324

Total loans	$1,456,259	$1,185,921	$2,642,180

One- to Four-Family Mortgage Loans Held in Portfolio.  Our portfolio lending activities include the origination of one- to four-family first mortgage loans, of which approximately $562.8 million or 93.0% are secured by properties located within New Jersey and New York as of June 30, 2016 with the remaining $42.4 million or 7.0% secured by properties in other states.  Our largest outstanding balance at that date was $1.8 million, which was secured by a residential property located in Edgartown, Massachusetts and was performing in accordance with its terms.

During the year ended June 30, 2016, Kearny Bank originated $87.2 million of one- to four-family first mortgage portfolio loans compared to $51.3 million in the year ended June 30, 2015.  To supplement portfolio loan originations, we also purchased one- to four-family first mortgages totaling $36.3 million during the year ended June 30, 2016, compared to $55.9 million during the year ended June 30, 2015.

The balance of one- to four-family mortgage portfolio loans at June 30, 2016 included a small portfolio of Non-Income Verification (“NIV”) loans that were originated by Atlas Bank prior to 2011.  Atlas’ NIV loan program did not require the borrower to provide full financial documentation upon application.  As such, Atlas Bank relied solely on the loan-to-value ratio of the property and the borrower’s credit when approving an application under this program.  The NIV program was terminated by Atlas Bank in 2011.  The NIV loans acquired from Atlas Bank had outstanding balances of approximately $14.0 million at June 30, 2016.  All NIV loans originally acquired from Atlas Bank were performing loans at June 30, 2016 with no such loans reported as “non-accrual” or “over 90 days past due and accruing” as of that date.

In total, origination and purchase volume of one- to four-family mortgage portfolio loans outpaced loan repayments during fiscal 2016 resulting in a net increase in the outstanding balance of this segment of the loan portfolio.  Our business plan calls for generally maintaining a reduced strategic emphasis on one- to four-family mortgage portfolio lending by modestly increasing the outstanding balance of this segment but reducing its basis as a percentage of total loans.

We will originate a one- to four-family mortgage loan on an owner-occupied property with a principal amount of up to 95% of the lesser of the appraised value or the purchase price of the property, with private mortgage insurance required if the loan-to-value ratio exceeds 80%. At June 30, 2016, our one- to four-family mortgage loan portfolio was primarily comprised of loans secured by owner-occupied properties.  Our loan-to-value limit on a non-owner-occupied property is 75%.  Loans in excess of $1.0 million are handled on a case-by-case basis and are subject to lower loan-to-value limits, generally no more than 50%.

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

The fixed-rate residential mortgage loans that we originate for portfolio generally meet the secondary mortgage market standards of the Federal Home Loan Mortgage Corporation (“Freddie Mac”).

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

One- to Four-Family Mortgage Loans Held for Sale.  During fiscal 2016, we expanded our residential mortgage lending activities to include mortgage banking strategies through which we originate one- to four-family mortgage loans for sale into the secondary market.  As above, the loans we originate for sale generally meet the same secondary mortgage market standards as those applicable to loans originated for portfolio.  Moreover, such loans are generally originated by, and sourced from, the same resources and markets as those loans originated and held in portfolio, as discussed above.

As noted earlier, our mortgage banking business strategy was initially implemented during the fourth quarter of fiscal 2016 through which we recognized a total of $82,000 in gains associated with the sale of $6.0 million of mortgage loans held for sale during the quarter and year ended June 30, 2016.  As of that date, an additional $3.3 million of loans were held and committed for sale into the secondary market.  We anticipate an increase in residential mortgage loan origination and sale activity which is expected to support growth in the our non-interest income over time through the recognition of recurring loan sale gains, while also serving to help manage the Company’s exposure to interest rate risk.

Multi-Family and Nonresidential Real Estate Mortgage Loans.  We also originate commercial mortgage loans on multi-family and nonresidential properties, including loans on apartment buildings, retail/service properties and land as well as other income-producing properties, such as mixed-use properties combining residential and commercial space.  Our growing strategic emphasis in commercial lending resulted in the origination of approximately $489.3 million of multi-family and nonresidential real estate mortgages during the year ended June 30, 2016, compared to $290.9 million during the year ended June 30, 2015.  Our largest outstanding commercial mortgage loan balance at June 30, 2016 was $20.0 million, which is secured by an office building and performing in accordance with its terms.

Our commercial mortgage acquisition strategies also included purchases of whole loans and participations totaling $274.9 million and $136.1 million during the years ended June 30, 2016 and 2015, respectively.  The increase in loan purchases during fiscal 2016 largely reflected the deployment of a portion of the proceeds received in conjunction with the closing of the Company’s second-step conversion and stock offering at the end of fiscal 2015.

In total, commercial mortgage loan acquisition volume significantly outpaced loan repayments during fiscal 2016 resulting in the reported net increase in the outstanding balance of this segment of the loan portfolio. Our business plan continues to call for maintaining our strategic emphasis on commercial mortgage lending by increasing this segment of the portfolio on both a dollar and percentage of assets basis.

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

Commercial Business Loans.  We also originate commercial term loans and lines of credit to a variety of professionals, sole proprietorships and small businesses in our market area including loans originated through the SBA in which Kearny Bank participates as a Preferred Lender.  Kearny Bank originated approximately $20.8 million of commercial business loans during the year ended June 30, 2016 compared to $20.0 million during the year ended June 30, 2015.  Of the loans we originated, our largest outstanding commercial business loan balance at June 30, 2016 was $2.9 million, which was secured by land.  This loan was performing in accordance with its original terms at June 30, 2016.

Our commercial business loan acquisition strategies included purchases of wholesale C&I loan participations totaling $19.8 million and $41.0 million during the years ended June 30, 2016 and 2015, respectively.  Our C&I loan participations at June 30, 2016 included 22 loans with an outstanding balance of $44.3 million.  These participations included our pro rata interest in 21 loans totaling $34.6 million representing the obligations of 17 separate commercial borrowers that were acquired through Kearny Bank’s membership in BancAlliance, a cooperative network of lending institutions that serves as a conduit for institutional investors to participate in middle-market commercial credits.  The BancAlliance network is supported and managed on a day-to-day basis by Alliance Partners and its wholly-owned subsidiary AP Commercial LLC which acts as investment advisor and asset manager for loans acquired through the BancAlliance network while retaining a portion of such loans as an investor.  At June 30, 2015, our BancAlliance participations had an outstanding balance of $25.1 million representing our pro rata interest in 17 loans.

Our C&I participations at June 30, 2016 also included one additional loan with an outstanding balance of $9.7 million that was purchased through the broadly syndicate commercial loan market.  The loan represents an obligation of a single commercial borrower that was rated by one or more independent, third-party credit rating agencies.

Our largest wholesale C&I loan participation at June 30, 2016 comprised one loan to a leading manufacturer of aircraft interior products for both commercial airlines and business jets with aggregate outstanding balances totaling $9.7 million and was performing in accordance with its original loan terms at June 30, 2016.

In total, commercial business loan repayments and sales outpaced loan acquisition volume during fiscal 2016 resulting in the reported net decrease in the outstanding balance of this segment of the loan portfolio.  As noted earlier, we restructured and realigned our lending infrastructure and resources during the latter half of fiscal 2016 which contributed to a temporary decline in commercial business loan origination and purchase volume for the year.  As a result of those enhancements, we anticipate this loan segment will increase as we continue to acquire loans through retail origination channels as well as purchases and participations acquired though wholesale sources with the goal of increasing this portfolio on both a dollar and percentage of assets basis.

Our commercial business loan activity during fiscal 2016 included the sale of $2.6 million of SBA loan participations which resulted in the recognition of related sale gains totaling approximately $242,000 for the year ended June 30, 2016.  By comparison, we sold $1.2 million of SBA loan participations during fiscal 2015 which resulted in the recognition of related sale gains totaling approximately $111,000.  Our business plan calls for a continued increase in SBA lending activity from the levels reported during fiscal 2016.  As noted earlier, the changes to our commercial business lending resources and infrastructure that were implemented during fiscal 2016 also served to better support our SBA lending resources that had been previously augmented and enhanced during the prior fiscal year ended June 30, 2015.

At June 30, 2016, approximately $43.9 million or 49.8% of our commercial business loans represent loans originated through our retail channel while the remaining $44.3 million or 50.2% comprise loans acquired through the wholesale C&I loan participation channels discussed earlier.  Of the retail originated loans, approximately $37.7 million or 85.9% are “non-SBA” loans consisting of secured and unsecured loans totaling $35.2 million and $2.5 million, respectively.  We generally require personal guarantees on all “non-SBA” commercial business loans originated.  Marketable securities may also be accepted as collateral on lines of credit, but with a loan to value limit of 50%.  The loan to value limit on secured commercial lines of credit and term loans is otherwise generally limited to 70%. Unsecured commercial loans may take the form of overdraft checking authorization up to $25,000 and unsecured lines of credit up to $25,000.  Our “non-SBA” commercial term loans generally have terms of up to 20 years and are mostly fixed-rate loans.  Our commercial lines of credit have terms of up to two years and are generally adjustable-rate loans.  We also offer a one-year, interest-only commercial line of credit with a balloon payment.

The remaining $6.2 million or 14.1% of commercial business loans originated represent the retained portion of SBA loan originations.  Such loans are generally secured by various forms of collateral, including real estate, business equipment and other forms of collateral.  Kearny Bank generally sells the guaranteed portion of eligible SBA loans originated, which ranges from 50% to 90% of the loan’s outstanding balance while retaining the nonguaranteed portion of such loans in portfolio.  Kearny Bank also retains both the guaranteed and non-guaranteed portion of those SBA originations that are generally ineligible for sale in the secondary market.  At June 30, 2016, approximately $1.6 million of the retained portion of Kearny Bank’s SBA loans is guaranteed by the SBA.

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

Home Equity Loans and Lines of Credit.  Our home equity loans are fixed-rate loans for terms of generally up to 20 years.  We also offer fixed-rate and adjustable-rate home equity lines of credit with terms of up to 20 years.  During the year ended June 30, 2016, Kearny Bank originated $22.7 million of home equity loans and home equity lines of credit compared to $21.3 million in the year ended June 30, 2015.  However, repayments of home equity loans and lines of credit outpaced loan origination volume during fiscal 2016 resulting in the reported net decline in the outstanding balance of this segment of the loan portfolio.  Our largest outstanding home equity loan and line of credit balance at June 30, 2016 was $473,000, which was secured by a single family residence located in Ocean Township, New Jersey and performing in accordance with its terms.

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

Consumer Loans.  Our consumer loan portfolio includes unsecured overdraft lines of credit and personal loans as well as loans secured by savings accounts and certificates of deposit on deposit with Kearny Bank.  Our unsecured consumer loans at June 30, 2016 primarily include $21.8 million of loans acquired through the Company’s relationship with Lending Club, an established peer-to-peer (i.e. marketplace) lender.  Through this relationship, the Company has purchased high-quality, unsecured consumer loans originated through Lending Club’s online platform.  The remaining balance of consumer loans at June 30, 2016 includes $3.3 million of loans fully secured by savings accounts or certificates of deposit held by the Bank and $285,000 of other unsecured consumer loans.  We will generally lend up to 90% of the account balance on a loan secured by a savings account or certificate of deposit.

Our consumer loans generally entail greater risks compared to the other categories of loans that we originate or purchase and hold in portfolio.  Consumer loan repayment is dependent on the borrower’s continuing financial stability and is more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. The application of various federal laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on consumer loans in the event of a default.

Our underwriting standards for internally originated consumer loans include a determination of the applicant’s credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan.  The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment and any additional verifiable secondary income.  Our externally originated consumer loans purchased through Lending Club are limited to those issued to qualified borrowers falling within the three highest credit tiers defined within Lending Club’s proprietary credit risk model.

Construction Lending.  Our construction lending includes loans to individuals for construction of one- to four-family residences or for major renovations or improvements to an existing dwelling.  Our construction lending also includes loans to builders and developers for multi-unit buildings or multi-house projects.  At June 30, 2016, construction loans totaled $2.0 million.  Our largest construction loan balance at that date was $1.1 million, which was secured by a residential property located in Old Tappan, New Jersey and performing in accordance with its terms.

During the year ended June 30, 2016, construction loan disbursements were $1.1 million compared to $4.3 million during the year ended June 30, 2015.  However, the repayment of construction loans more than offset these disbursements during fiscal 2016 resulting in the reported net decline in the outstanding balance of this segment of the loan portfolio.

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

We are currently evaluating lending opportunities and strategies through which we may expand our construction lending activity, funding commitments and outstanding balances in the future.  If undertaken, we expect that the growth in our construction lending program will be supported by a corresponding expansion of our internal lending infrastructure and resources to support a growing number of relationships and projects with builders/borrowers.

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

Loans to One Borrower.  Federal law generally limits the amount that a savings institution may lend to one borrower to the greater of $500,000 or 15% of the institution’s unimpaired capital and surplus. Accordingly, as of June 30, 2016, our loans-to-one-borrower limit was approximately $108.4 million.

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

At June 30, 2016, our largest single borrower had an aggregate outstanding loan balance of approximately $37.3 million comprising three multi-family mortgage loans. Our second largest single borrower had an aggregate outstanding loan balance of approximately $37.2 million comprising three multi-family mortgage loans.  Our third largest borrower had an aggregate outstanding loan balance of approximately $35.2 million comprising one commercial mortgage loan and two multi-family mortgage loans.  At June 30, 2016, all of these lending relationships were current and performing in accordance with the terms of their loan agreements.  By comparison, at June 30, 2015, loans outstanding to Kearny Bank’s three largest borrowers totaled approximately $38.0 million, $36.0 million and $27.0 million, respectively.

Loan Originations, Purchases, Sales, Solicitation and Processing.  The following table shows portfolio loans originated, purchased, acquired and repaid during the periods indicated.

	For the Years Ended June 30,
	2016	2015	2014
	(In Thousands)
Loan originations: (2)
Real estate mortgage:
One- to four-family	$87,197	$51,315	$78,249
Commercial	489,292	290,915	334,369
Commercial business	20,789	19,988	24,062
Consumer:
Home equity loans and lines of credit	22,709	21,327	29,021
Passbook or certificate	918	1,184	1,330
Other	604	527	937
Construction	1,065	4,321	3,802
Total loan originations	622,574	389,577	471,770
Loan purchases:
Real estate mortgage:
One- to four-family	36,250	55,933	22,429
Commercial	274,897	136,143	87,000
Commercial business	19,808	41,028	4,914
Other	25,466	-	4,914
Total loan purchases	356,421	233,104	119,257
Loan acquisitions (1)	-	-	78,725
Loan sales: (2)
Real estate mortgage:
One- to four-family	-	-	(5,275)
Commercial	(10,000)	-	-
Commercial business	(3,872)	(1,231)	(737)
Total loans sold	(13,872)	(1,231)	(6,012)

Loan repayments	(393,225)	(257,074)	(281,711)
(Decrease) increase due to other items	(9,398)	(6,202)	1,994

Net increase in loan portfolio	$562,500	$358,174	$384,023

(1)	For information on loans acquired in the Atlas Bank acquisition, see Note 2 to the audited consolidated financial statements.
(2)	Excludes origination and sales of one- to four-family mortgage loans held for sale.

Our customary sources of loan applications include loans originated by our commercial and residential loan officers, repeat customers, referrals from realtors and other professionals and “walk-in” customers.  These sources are supported in varying degrees by our newspaper and electronic advertising and marketing strategies.

During prior years, we had purchased loans under the terms of loan purchase and servicing agreements with three large nationwide lenders, in order to supplement our residential mortgage loan production pipeline.  The original agreements called for the purchase of loan pools that contained mortgages on residential properties in our lending area.  Subsequently, we expanded our loan purchase and servicing agreements with the same nationwide lenders to include mortgage loans secured by residential real estate located outside of New Jersey.  We have procedures in place for purchasing these mortgages such that the underwriting guidelines are consistent with those used in our in-house loan origination process.  The evaluation and approval process ensures that the purchased loans generally conform to our normal underwriting guidelines.  Our due diligence process includes full credit reviews and an examination of the title policy and associated legal instruments.  We recalculate debt service and loan-to-value ratios for accuracy and review appraisals for reasonableness.  All loan packages presented to Kearny Bank must meet our underwriting requirements as outlined in the purchase and servicing agreements and are subject to the same review process outlined above.  Furthermore, there are stricter underwriting guidelines in place for out-of-state mortgages, including higher minimum credit scores.  We did not purchase residential mortgage loans under the noted purchase and servicing agreements during the years ended June 30, 2016, 2015 and 2014 but may do so in the future.

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

As of June 30, 2016, our portfolio of “out-of-state” residential mortgages includes loans located in nine states outside of New Jersey and New York that total approximately $42.4 million or 7.0% of one- to four-family mortgage loans.  The states with the three largest concentrations of such loans at June 30, 2016 were Massachusetts, Pennsylvania and Connecticut, with outstanding principal balances totaling $30.0 million, $6.3 million and $1.9 million, respectively.  The aggregate outstanding balances of loans in each of the remaining six states total approximately $4.2 million and comprise approximately 9.7% of the total balance of out-of-state residential mortgage loans with aggregate balances by state ranging from $239,000 to $1.2 million.

We have also entered into purchase agreements with a number of bank and non-bank originators to supplement our loan production pipeline.  These agreements call for our purchase of one- to four-family first mortgage loans on either a servicing released or servicing retained basis from the seller.  As noted earlier, the aggregate carrying value of the loans purchased from these sources during the year ended June 30, 2016 totaled approximately $36.3 million comprising loans secured primarily by residential properties located in New Jersey and Massachusetts.

In addition to purchasing one- to four-family loans, we have also purchased commercial mortgage loans and participations originated by other banks and non-bank originators. As noted earlier, the aggregate carrying value of the loans and participations purchased from these sources during the year ended June 30, 2016 totaled approximately $274.9 million comprising loans secured primarily by multi-family and non-residential properties located in New Jersey, New York and eastern Pennsylvania.  We also purchased commercial business loans totaling $19.8 million during the year ended June 30, 2016, as discussed above.

We also hold participations acquired through the through New Jersey Community Capital , formerly known as Thrift Institutions Community Investment Corporation of New Jersey (“TICIC”), a subsidiary of the New Jersey Bankers Association that is no longer actively originating loans.  At June 30, 2016, our remaining TICIC participations included a total of 13 loans with an aggregate balance of $1.8 million representing loans on multi-family and commercial real estate properties.

Loan Approval Procedures and Authority.  Senior management recommends and the Board of Directors approves our lending policies and loan approval limits.  Kearny Bank’s Loan Committee consists of the Chief Executive Officer, Chief Operating Officer, Chief Lending Officer, Chief Credit Officer, Regional President, Director of Commercial Real Estate Lending and Special Assets Manager.  Our Chief Lending Officer may approve residential loans up to $750,000.  Loan department personnel of Kearny Bank serving in the following positions may approve loans as follows: residential mortgage loan managers, mortgage loans up to $500,000; residential mortgage loan underwriters, mortgage loans up to $250,000; consumer loan managers, consumer loans up to $250,000; and consumer loan underwriters, consumer loans up to $150,000.  In addition to these principal amount limits, there are established limits for different levels of approval authority as to minimum credit scores and maximum loan-to-value ratios and debt-to-income ratios or debt service coverage.  Our Chief Executive Officer and Chief Operating Officer have authorization to countersign loans for amounts that exceed $750,000 up to a limit of $1.0 million.  Our Chief Lending Officer must approve loans between $750,000 and $1.0 million along with one of these designated officers.  Non-conforming residential mortgage loans and loans over $1.0 million up to $2.0 million require the approval of the Loan Committee.  The Committee may approve individual commercial loans or an aggregate commercial lending relationship up to $5.0 million. Commercial loans or aggregate relationships in excess of $5.0 million require approval by the Board of Directors while such approval is also required for residential mortgage loans in excess of $2.0 million and commercial business loans in excess of $1.0 million.

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

Nonperforming Assets.  The following table provides information regarding our nonperforming assets which are comprised of nonaccrual loans, accruing loans 90 days or more past due and real estate owned.

	At June 30,
	2016	2015	2014	2013	2012
	(Dollars In Thousands)
Nonaccrual loans:
Real estate mortgage:
One- to four-family (1)	$10,732	$7,952	$9,944	$11,675	$14,917
Commercial	6,793	7,177	6,935	10,163	11,008
Commercial business	1,965	3,944	4,919	4,836	3,941
Consumer:
Home equity loans	1,142	812	949	703	984
Home equity lines of credit	28	971	981	626	193
Other	-	2	2	28	6
Construction	357	2,037	1,448	2,886	1,758
Total nonaccrual loans (2)	21,017	22,895	25,178	30,917	32,807
Accruing loans 90 days or more past due:
Real estate mortgage:
Commercial	-	-	-	-	398
Commercial business	-	-	-	-	293
Consumer:
Other	38	-	125	-	-
Total accruing loans 90 days or more past due	38	-	125	-	691

Total nonperforming loans	$21,055	$22,895	$25,303	$30,917	$33,498
Real estate owned	$826	$942	$1,624	$2,061	$3,811
Total nonperforming assets	$21,881	$23,837	$26,927	$32,978	$37,309
Total nonperforming loans to total loans	0.79%	1.09%	1.45%	2.27%	2.61%
Total nonperforming loans to total assets	0.47%	0.54%	0.72%	0.98%	1.14%
Total nonperforming assets to total assets	0.49%	0.56%	0.77%	1.05%	1.27%

(1)	At June 30, 2016, included $8.1 million of nonperforming one- to four-family mortgage loans originally acquired from Countrywide Home Loans, Inc.
(2)	TDRs on accrual status not included above totaled $2.9 million, $3.1 million, $3.3 million, $4.1 million and $2.6 million at June 30, 2016, 2015, 2014, 2013 and 2012, respectively.

Total nonperforming assets decreased by $1.9 million to $21.9 million at June 30, 2016 from $23.8 million at June 30, 2015.  The decrease comprised a net decline in nonperforming loans of $1.8 million plus a net decrease in real estate owned of $116,000.  For those same comparative periods, the number of nonperforming loans decreased to 89 loans from 113 loans while the number of real estate owned properties increased to three from two.

At June 30, 2016, nonperforming loans comprised $21.0 million of “nonaccrual” loans and $38,000 of loans being reported as “accruing loans over 90 days past due.”  By comparison, at June 30, 2015, nonperforming loans comprised $22.9 million of “nonaccrual” loans with no loans being reported as “accruing loans over 90 days past due.”

Nonperforming one- to four-family mortgage loans at June 30, 2016 include 41 nonaccrual loans totaling $10.7 million whose net outstanding balances range from $559 to $630,000, with an average balance of approximately $262,000 as of that date.  The loans are in various stages of collection, workout or foreclosure.  Of these loans, 38 are secured by New Jersey properties while two loans are secured by properties located in Staten Island, New York and one loan is secured by a property located in Savannah, Georgia.  We have identified approximately $77,000 of specific impairment relating to eight of the nonperforming loans for which valuation allowances are maintained in the allowance for loan losses at June 30, 2016.

The number and balance of nonperforming one- to four-family mortgage loans at June 30, 2016 includes 28 loans totaling $8.1 million that were originally acquired from Countrywide with such loans comprising 38.6% of total nonperforming loans as of June 30, 2016.  As of that same date, Kearny Bank owned a total of 51 residential mortgage loans with an aggregate outstanding balance of $17.3 million that were originally acquired from Countrywide.

Nonperforming commercial real estate loans, including multi-family and nonresidential mortgage loans, include 17 nonaccrual loans totaling $6.8 million.  At June 30, 2016, the outstanding balances of these loans range from $8,000 to $1.2 million with an average balance of approximately $400,000 as of that date.  The loans are in various stages of collection, workout or foreclosure and are secured by New Jersey properties.  We have identified approximately $53,000 of specific impairment relating to three of these nonperforming loans for which valuation allowances are maintained in the allowance for loan losses at June 30, 2016.

Nonperforming commercial business loans at June 30, 2016 include 16 nonaccrual loans totaling $2.0 million.  At June 30, 2016, the outstanding balances of these loans range from $6,000 to $392,000 with an average balance of approximately $123,000 as of that date.  The loans are in various stages of collection, workout or foreclosure and are primarily secured by New Jersey and New York properties and, to a lesser extent, other forms of collateral.  We have identified approximately $400,000 of specific impairment relating to nine of these nonperforming loans for which valuation allowances are maintained in the allowance for loan losses at June 30, 2016.

Home equity loans and home equity lines of credit that are reported as nonperforming at June 30, 2016 include 13 nonaccrual loans totaling $1.2 million.  At June 30, 2016, the outstanding balances of these loans range from $11,000 to $473,000 with an average balance of approximately $90,000 as of that date.  The loans are in various stages of collection, workout or foreclosure and are primarily secured by New Jersey properties.  We have identified approximately $78,000 of specific impairment relating to two of these nonperforming loans for which valuation allowances are maintained in the allowance for loan losses at June 30, 2016.

Other consumer loans that are reported as nonperforming at June 30, 2016 include two unsecured loans totaling $38,000 reported as “accruing loans over 90 days past due.”

Nonperforming construction loans include one nonaccrual loan totaling $357,000.  The loan is in the workout stage and is secured by a New Jersey property.  We have identified no specific impairment relating to this nonperforming loan at June 30, 2016.

During the years ended June 30, 2016, 2015 and 2014, gross interest income of $1.9 million, $1.8 million and $1.8 million, respectively, would have been recognized on loans accounted for on a nonaccrual basis if those loans had been current.  Interest income recognized on such loans of $80,000, $132,000 and $52,000 was included in income for the years ended June 30, 2016, 2015 and 2014, respectively.

At June 30, 2016, 2015, and 2014, Kearny Bank had loans with aggregate outstanding balances totaling $11.6 million, $8.7 million and $6.4 million, respectively, reported as troubled debt restructurings.

During the year ended June 30, 2016, gross interest income of $548,000 would have been recognized on loans reported as troubled debt restructurings under their original terms prior to restructuring.  Actual interest income of $223,000 was recognized on such loans for the year ended June 30, 2016 reflecting the interest received under the revised terms of those restructured loans.

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

The classification of loan impairment as “Loss” is based upon a confirmed expectation for loss.  For loans primarily secured by real estate, the expectation for loss is generally confirmed when: (a) impairment is identified on a loan individually evaluated in the manner described below, and (b) the loan is presumed to be collateral-dependent such that the source of loan repayment is expected to arise solely from sale of the collateral securing the applicable loan.  Impairment identified on non-collateral-dependent loans may or may not be eligible for a “Loss” classification depending upon the other salient facts and circumstances that affect the manner and likelihood of loan repayment. Loan impairment that is classified as “Loss” is charged off against the ALLL concurrent with that classification.

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

The following table discloses our designation of certain loans as special mention or adversely classified during each of the five years presented.

	At June 30,
	2016	2015	2014	2013	2012
	(In Thousands)
Special mention	$2,528	$13,501	$12,258	$14,050	$20,297
Substandard	33,052	34,748	41,564	43,371	48,131
Doubtful	2	273	290	391	892
Loss (1)	-	-	-	-	-
Total classified loans	$35,582	$48,522	$54,112	$57,812	$69,320

(1)	Net of specific valuation allowances where applicable

At June 30, 2016, 23 loans were classified as Special Mention and 146 loans were classified as Substandard.  As of that same date, three loans were classified as Doubtful.  As noted above, all loans, or portions thereof, classified as Loss during fiscal 2016 were charged off against the allowance for loan losses.

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

As noted, the second tier of our allowance for loan loss calculation also utilizes environmental loss factors to estimate the probable losses within the loan portfolio. Environmental loss factors are based upon specific qualitative criteria representing key sources of risk within the loan portfolio. Such risk criteria have traditionally considered the level of and trends in nonperforming loans; the effects of changes in credit policy and lending strategy; the experience, ability and depth of the lending function’s management and staff; national and local economic trends and conditions; credit risk concentrations and changes in local and regional real estate values.  During fiscal 2014, the environmental factors we utilize in our allowance for loan loss calculation were expanded to include changes in the nature, volume and terms of loans, changes in the quality of loan review systems and resources and the effects of regulatory, legal and other external factors.  We regularly evaluate and update environmental loss factors, where appropriate, to best reflect the changes to the qualitative criteria used in our allowance for loan loss calculation methodology.

For each category of the loan portfolio, a level of risk, developed from a number of internal and external resources, is assigned to each of the qualitative criteria utilizing a scale that generally ranges from zero (negligible risk) to 15 (high risk) with higher values potentially ascribed to levels of risk that exceed the standard range, as appropriate. The sum of the risk values, expressed as a whole number, is multiplied by 0.01% to arrive at an overall environmental loss factor, expressed in basis points, for each loan category.

We have incorporated our credit-rating classification system into the calculation of environmental loss factors by loan type through the use of risk-rating classification “weights”.  Our existing risk-rating classification system ascribes a numerical rating of “1” through “9” to each loan within the portfolio.  The ratings “5” through “9” represent the numerical equivalents of the traditional loan classifications “Watch”, “Special Mention”, “Substandard”, “Doubtful” and “Loss”, respectively, while lower ratings, “1” through “4”, represent risk-ratings within the least risky “Pass” category.  The environmental loss factor applicable to each non-impaired loan within a category, as described above, is “weighted” by a multiplier based upon the loan’s risk-rating classification.  Within any single loan category, a “higher” environmental loss factor is ascribed to those loans with risk-rating classifications of “Watch” or higher resulting in a proportionately greater ALLL requirement attributable to such loans compared to the lower risk “Pass-rated” loans within that category.

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

The following table sets forth information with respect to activity in the allowance for loan losses for the periods indicated.

	For the Years Ended June 30,
	2016	2015	2014	2013	2012
	(Dollars in Thousands)
Allowance balance (at beginning of period)	$15,606	$12,387	$10,896	$10,117	$11,767
Provision for loan losses	10,690	6,108	3,381	4,464	5,750
Charge offs:
One- to four-family mortgage	(1,213)	(1,985)	(1,202)	(2,272)	(6,398)
Home equity loans	(67)	(77)	(47)	(221)	(135)
Home equity lines of credit	(26)	-	-	-	-
Commercial mortgage	(133)	(650)	(44)	(1,042)	(483)
Commercial business	(1,464)	(491)	(1,170)	(182)	(349)
Construction	-	-	-	(9)	(106)
Other	(55)	(1)	(30)	(2)	(9)
Total charge offs:	(2,958)	(3,204)	(2,493)	(3,728)	(7,480)
Recoveries:
One- to four-family mortgage	88	297	67	15	6
Home equity loans	41	-	2	10	2
Home equity lines of credit	-	-	-	-	-
Commercial mortgage	-	-	525	-	37
Commercial business	760	18	9	18	-
Construction	-	-	-	-	33
Other	2	-	-	-	2
Total recoveries:	891	315	603	43	80
Net charge offs:	(2,067)	(2,889)	(1,890)	(3,685)	(7,400)
Allowance balance (at end of period)	$24,229	$15,606	$12,387	$10,896	$10,117
Total loans outstanding	$2,671,381	$2,102,548	$1,742,868	$1,361,718	$1,285,890
Average loans outstanding	$2,512,231	$1,849,785	$1,548,746	$1,309,085	$1,250,307
Allowance to loan losses as a percent of total loans outstanding	0.91%	0.74%	0.71%	0.80%	0.79%
Net loan charge-offs as a percent of average loans outstanding	0.08%	0.16%	0.12%	0.28%	0.59%
Allowance for loan losses to non-performing loans	115.07%	68.17%	48.96%	35.24%	30.20%

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

	At June 30,
	2016		2015		2014		2013		2012
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars In Thousands)
At end of period allocated to:
Real estate mortgage:
One- to four-family	$2,370	22.66%	$2,210	28.17%	$2,729	33.31%	$3,660	36.77%	$4,572	43.77%
Commercial	17,841	69.66	11,120	62.27	7,737	56.44	5,359	48.97	3,443	37.71
Commercial business	2,784	3.30	1,860	4.73	1,284	3.86	1,218	5.19	1,310	6.88
Consumer:
Home equity loans	352	2.63	260	3.34	460	4.34	490	5.93	447	7.45
Home equity lines of credit	80	0.72	106	1.02	88	1.38	76	1.95	54	2.30
Other	778	0.95	16	0.20	22	0.25	12	0.32	14	0.31
Construction	24	0.08	34	0.27	67	0.42	81	0.87	277	1.58
	24,229		15,606		12,387		10,896		10,117
Unallocated	-		-		-		-		-
Total loans, net	$24,229	100.00%	$15,606	100.00%	$12,387	100.00%	$10,896	100.00%	$10,117	100.00%

The following table sets forth the allocation of the allowance for loan losses by loan category and segment within each valuation allowance category at the dates indicated.  The valuation allowance categories presented reflect the allowance for loan loss calculation methodology in effect at the time.

	At June 30,
	2016	2015	2014	2013	2012
	(In Thousands)
Valuation allowance for loans individually evaluated for impairment
Real estate mortgage:
One- to four-family	$77	$116	$528	$697	$1,240
Commercial	53	529	569	514	667
Commercial business	400	370	444	757	776
Consumer:
Home equity loans	78	12	132	110	127
Home equity lines of credit	-	24	-	-	-
Other	-	-	-	-	-
Construction	-	-	-	-	-
Total valuation allowance	608	1,051	1,673	2,078	2,810
Valuation allowance for loans collectively evaluated for impairment:
Historical loss factors	3,439	1,913	2,058	2,439	2,288
Environmental loss factors:
Real estate mortgage:
One- to four-family	1,621	1,236	1,175	1,278	1,502
Commercial	17,254	10,472	6,717	4,292	2,776
Commercial business	810	606	374	407	316
Consumer:
Home equity loans	235	205	229	239	258
Home equity lines of credit	71	82	88	76	54
Other	167	7	8	6	8
Construction	24	34	65	81	105
Total environmental factors	20,182	12,642	8,656	6,379	5,019

Unallocated allowance	-	-	-	-	-

Total allowance for loan losses	$24,229	$15,606	$12,387	$10,896	$10,117

During the year ended June 30, 2016, the balance of the allowance for loan losses increased by $8.6 million to $24.2 million or 0.91% of total loans at June 30, 2016 from $15.6 million or 0.74% of total loans at June 30, 2015.  The increase resulted from provisions of $10.7 million during the year ended June 30, 2016 that were partially offset by charge-offs, net of recoveries, totaling $2.1 million.

With regard to loans individually evaluated for impairment, the balance of our allowance for loan losses attributable to such loans decreased by $443,000 to $608,000 at June 30, 2016 from $1.1 million at June 30, 2015.  The balance at June 30, 2016 reflected the allowance for impairment identified on $3.2 million of impaired loans while an additional $21.9 million of impaired loans had no allowance for impairment as of that date.  By comparison, the balance at June 30, 2015 reflected the allowance for impairment identified on $5.6 million of impaired loans while an additional $28.0 million of impaired loans had no allowance for impairment as of that date.  The outstanding balances of impaired loans reflect the cumulative effects of various adjustments including, but not limited to, purchase accounting valuations and prior charge-offs, where applicable, which are considered in the evaluation of impairment.

With regard to loans evaluated collectively for impairment, the balance of our allowance for loan losses attributable to such loans increased by $9.0 million to $23.6 million at June 30, 2016 from $14.6 million at June 30, 2015.  The increase in valuation was partly attributable to a $577.3 million increase in the aggregate outstanding balance of loans collectively evaluated for impairment to $2.65 billion at June 30, 2016 from $2.07 billion at June 30, 2015 as well as the ongoing reallocation of loans within the portfolio in favor of commercial loans against which we generally assign comparatively higher historical and environmental loss factors in our ALLL calculation.  The increase in the allowance also reflected increases in certain environmental and historical loss factors during the year ended June 30, 2016.

With regard to historical loss factors, our loan portfolio experienced a net annualized charge-off rate of 0.08% for the year ended June 30, 2016 representing a decrease of eight basis points from the 0.16% of charge offs reported for the year ended June 30, 2015.

The annual average net charge off rate for June 30, 2015 had previously increased by four basis points from 0.12% for the prior year ended June 30, 2014.  Given the effects of these annual changes, the two-year average net charge off rate for our loan portfolio decreased by two basis points to 0.12% for the period ended June 30, 2016 from 0.14% for the period ended June 30, 2015.  The historical loss factors used in our allowance for loan loss calculation methodology were updated to reflect the effect of these changes by individual loan segment reflecting the two year look-back period used by that methodology.

The effect of the aggregate decline in the two-year average charge-off rate for fiscal 2016 on the historical loss factors was partially offset by an increase in certain estimated historical loss factors ascribed to our newer, unseasoned loan segments for which a full, two-year charge-off history is not yet available.  In such cases, we generally utilize estimated annual charge-off rates to develop the historical loss factors applicable to such segments.  Loan segments utilizing estimated charge-off rates for the year ended June 30, 2016 included our wholesale C&I loan participations and our consumer loans acquired through Lending Club, as described earlier.  The historical loss factors for these newer portfolios were periodically reviewed and updated during fiscal 2016 resulting in an increase in the estimated charge off rates applicable to the loans within those segments.

The effects of the increase in the overall balance of the unimpaired portion of the loan portfolio more than offset the effect of the net decrease in historical loss factors arising from the changes noted above.  In total, these factors resulted in a net increase of $1.5 million in the applicable portion of the allowance to $3.4 million as of June 30, 2016 compared to $1.9 million as of June 30, 2015.

In addition to updating historical loss factors, we also modified the following environmental loss factors during the year ended June 30, 2016 to reflect the increased level of risk exposure and estimated losses primarily arising from the continued growth and diversification within in the noted segments of our loan portfolio and the supporting changes to lending strategies and infrastructure that we enacted during the year to support those objectives:

•Concentration of credit: Increase loss factor within the following originated loan segments to reflect increased exposure to one or more of the following concentration-related risks:  (a) increase in origination and/or purchase of larger loan amount to individual borrowers and, (b) increase in origination and/or purchase of loans collateralized by real estate located in New Jersey and the five boroughs of New York City.

•	Nonresidential mortgage loans
•	Multi-family mortgage loans

•Changes in the nature, volume and terms of loans: Increase loss factor within the following originated loan segments to reflect accelerating growth and resulting in additional risk attributable to decreased aggregate seasoning and performance history of loans and borrowers in segment.

•	Nonresidential mortgage loans
•	Multi-family mortgage loans

•Changes in collateral values: Increased the loss factor within the following loan segment to reflect sustained increase in property values servicing as collateral for loans and resulting risk of potential market correction to such collateral values.

•	Multi-family mortgage loans

•Changes in national and local economic trends and conditions: Increased the loss factor within the following loan segment to reflect continued softness in national and regional economic trends that may have an adverse impact on rental market and property values in markets served by Company.

•	Multi-family mortgage loans

•Changes in credit policies and strategies: Increase loss factor within the following originated loan segments to reflect changes in credit policies and lending practices arising from organizational changes within commercial business lending function.

•	Commercial business loans

•Experience, ability and depth of lending resources: Increase loss factor within the following originated loan segment to reflect changes in lending management and staff arising from organizational changes within commercial business lending function.

•	Commercial business loans

In addition to the changes noted above, we also established an initial set of environmental loss factors to the loan segment containing the unsecured consumer loans acquired from Lending Club during fiscal 2016, as described earlier.  Such loss factors generally reflect the increased risk arising from the implementation of the new consumer lending strategy.

•	Consumer Loans (Lending Club)

•	Changes in credit policies and strategies
•	National and local economic trends and conditions
•	Changes in the nature, volume and terms of loans
•	Experience, ability and depth of lending resources
•	Levels and trends of nonperforming loans
•	Concentration of credit

Changes to environmental loss factors during the year ended June 30, 2016 also reflected updates applicable to loans originally acquired through our prior acquisitions of other financial institutions.  In general, such loans are recorded at fair value at acquisition reflecting any impairment identified on such loans at that time.  During fiscal 2016, we evaluated and adjusted our estimates of “post-acquisition” impairment attributable to our portfolios of acquired loans.  Such impairment is reflected in the environmental loss factors used to calculate the required allowance applicable to the non-impaired portion of our acquired loan portfolios.

Given their original acquisition at fair value, the environmental loss factors ascribed to loans acquired through business combinations partly reflect the effect of portfolio seasoning on the estimated level of impairment attributed to those portfolios since their acquisition.  The level of environmental loss factors attributable to all acquired loans will continue to be monitored and adjusted to reflect our best judgment as to the level of incurred “post- acquisition” impairment.

Finally, changes to environmental loss factors during the year ended June 30, 2016 also reflected updates to the “risk weighting multipliers” used in the Company’s allowance for loan loss calculation methodology to “weight” the environmental loss factors ascribed to loans based on their risk-rating classification, as described earlier. Such updates standardized the environmental loss factor “weights” applicable to all loans within the four “pass-rated” tiers of a loan segment.

The noted changes in environmental loss factors coupled with the concurrent increase in the overall balance of the unimpaired portion of the loan portfolio resulted in a net increase of $7.5 million in the applicable portion of the allowance to $20.2 million at June 30, 2016 compared to $12.6 million as of June 30, 2015.

An overview of the balances and activity within the allowance for loan loss during the prior fiscal year ended June 30, 2015 largely reflects the effects of the overall growth and reallocation of the loan portfolio arising from our increased strategic emphasis on commercial lending.  Secondarily, the overview also reflects a consistent improvement in asset quality and reduction in specific loan-level impairment losses due to the slow recovery of economic and market conditions from the adverse effects of the 2008-2009 financial crisis which had previously impacted credit quality within our loan portfolio.

In that regard, the balance of the allowance for loan losses increased by approximately $3.2 million to $15.6 million at June 30, 2015 from $12.4 million at June 30, 2014.  The increase resulted from provisions of $6.1 million that were partially offset by net charge offs of $2.9 million during fiscal 2015.  Valuation allowances attributable to impairment identified on individually evaluated loans decreased by $622,000 to $1.1 million at June 30, 2015 from $1.7 million at June 30, 2014.  For those same comparative periods, valuation allowances on loans evaluated collectively for impairment increased by approximately $3.8 million to $14.6 million from $10.7 million reflecting the overall growth in the balance of non-impaired loans in the portfolio in conjunction with changes to the historical and environmental loss factors used in the allowance for loan loss calculation during the year.

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

Securities Portfolio

Our deposits and borrowings have traditionally exceeded our outstanding balance of loans receivable.  We have generally invested excess funds into investment securities with a historical emphasis on U.S. agency mortgage-backed securities and U.S. agency debentures.  Such assets are a significant component of our investment portfolio at June 30, 2016 and are expected to remain so in the future.  However, enhancements to our investment policies, strategies and infrastructure in recent years have enabled us to diversify the composition and allocation of our securities portfolio as described below.

At June 30, 2016, our securities portfolio totaled $1.25 billion and comprised 27.9% of our total assets.  By comparison, at June 30, 2015, our securities portfolio totaled $1.43 billion and comprised 33.8% of our total assets.

The year-over-year net decrease in the securities portfolio totaled approximately $179.8 million, which largely reflected security repayments during the year that were partially offset by security purchases.  The decrease in the portfolio also reflected a $4.6 million decrease in the fair value of the available for sale securities portfolio to an unrealized loss of $4.7 million at June 30, 2016 from an unrealized loss of $147,000 at June 30, 2015.

The decrease in the securities portfolio from June 30, 2016 to June 30, 2015 generally reflects the stated goals and objectives of our business plan which continues to call for shifting the mix of our earning assets toward greater balances of loans and lesser balances of securities.

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

The carrying value of our mortgage-backed securities totaled $693.7 million at June 30, 2016 and comprised 55.5% of total investments and 15.5% of total assets as of that date.  Mortgage-backed securities generally include mortgage pass-through securities and collateralized mortgage obligations that are typically issued with stated principal amounts and backed by pools of mortgage loans.  Mortgage originators use intermediaries (generally government agencies and government-sponsored enterprises, but also a variety of non-agency corporate issuers) to pool and package mortgage loans into mortgage-backed securities.  The cash flow and re-pricing characteristics of a mortgage pass-through security generally approximate those of the underlying mortgages.  By comparison, the cash flow and re-pricing characteristics of collateralized mortgage obligations are determined by those assigned to an individual security, or “tranche”, within the terms of a larger investment vehicle which allocates cash flows to its component tranches based upon a predetermined structure as payments are received from the underlying mortgagors.

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

In addition to those mortgage-backed securities issued by U.S. agencies and GSEs, the Company held a total of five non-agency collateralized mortgage obligations with an aggregate carrying value totaling $157,000 at June 30, 2016.  During the year ended June 30, 2014, non-agency CMOs totaling $34,000 fell below our investment grade threshold triggering their sale and resulting in sale losses totaling $6,000 for that year.  There were no sales of non-agency CMO’s during the years ended June 30, 2016 and 2015.  All non-agency CMOs were nominally impaired at June 30, 2016, but maintained their credit-ratings at levels supporting our investment grade assessment with such ratings equaling or exceeding “BBB+” by Standard & Poor’s Financial Services (“S&P”) and/or “Baa2” by Moody’s Investor Service (“Moody’s”), where rated by those agencies.

The carrying value of our U.S. agency debt securities totaled $91.4 million at June 30, 2016 and comprised 7.3% of total investments and 2.0% of total assets as of that date.  Such securities included $85.0 million of fixed-rate U.S. agency debentures as well as $6.4 million of securitized pools of loans issued and fully guaranteed by the SBA.

The carrying value of our securities representing obligations of state and political subdivisions totaled $110.6 million at June 30, 2016 and comprised 8.8% of total investments and 2.5% of total assets as of that date.  Such securities primarily included highly-rated, fixed-rate bank-qualified securities representing general obligations of municipalities located within the U.S. or the obligations of their related entities such as boards of education or school districts.  The portfolio also includes a nominal balance of non-rated municipal obligations totaling approximately $3.4 million comprising ten short-term, bond anticipation notes (“BANs”) issued by a total of five New Jersey municipalities.  Each of our municipal obligations were consistently rated by Moody’s and S&P well above the thresholds that generally support our investment grade assessment with such ratings equaling or exceeding “A” or higher by S&P and/or “A3” or higher by Moody’s, where rated by those agencies.  In the absence of such ratings, we rely upon our own internal analysis of the issuer’s financial condition to validate its investment grade assessment.

The carrying value of our asset-backed securities totaled $82.6 million at June 30, 2016 and comprised 6.6% of total investments and 1.8% of total assets as of that date.  This category of securities is comprised entirely of structured, floating-rate securities representing securitized federal education loans with 97% U.S. government guarantees.  The securities represent tranches of a larger investment vehicle designed to reallocate credit risk among the individual tranches comprised within that vehicle.  Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying loans.  Our securities represent the highest credit-quality tranches within the overall structures with each being rated “AA+” by S&P at June 30, 2016.
The outstanding balance of our collateralized loan obligations totaled $127.4 million at June 30, 2016 and comprised 10.2% of total investments and 2.8% of total assets as of that date.  This category of securities is comprised entirely of structured, floating-rate securities comprised of securitized commercial loans to large, U.S. corporations.  Our securities represent tranches of a larger investment vehicle designed to reallocate cash flows and credit risk among the individual tranches comprised within that vehicle.  Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying loans.  At June 30, 2016, each of our collateralized loan obligations were consistently rated by Moody’s and S&P well above the thresholds that generally support our investment grade assessment with such ratings equaling or exceeding “AA” or higher by S&P and/or “Aa2” or higher by Moody’s, where rated by those agencies.

The carrying value of our corporate bonds totaled $137.4 million at June 30, 2016 and comprised 11.0% of total investments and 3.1% of total assets as of that date.  This category of securities is comprised entirely of floating-rate corporate debt obligations issued by large financial institutions. Such issuers include domestic institutions, such as The Goldman Sachs Group, Inc., General Electric Capital Corporation, JPMorgan Chase & Co. and Wells Fargo and Co., as well as non-domestic financial institutions such as Barclays Bank PLC and Deutsche Bank AG. The Company generally limits its investment in the unsecured corporate debt of any single issuer to $25.0 million.  At June 30, 2016, each of our corporate bonds were consistently rated by Moody’s and S&P well above the thresholds that generally support our investment grade assessment with such ratings equaling or exceeding “BBB+” or higher by S&P and/or “Baa2” or higher by Moody’s, where rated by those agencies.

The carrying value of our trust preferred securities totaled $7.7 million at June 30, 2016 and comprised less than one percent of total investments and total assets as of that date.  The category comprises a total of five “single-issuer” (i.e. non-pooled) trust preferred securities that were originally issued by four separate financial institutions.  As a result of bank mergers involving the issuers of these securities, our five trust preferred securities currently represent the de-facto obligations of three separate financial institutions.  At June 30, 2016, two of the securities at an amortized cost of $3.0 million were consistently rated by Moody’s and S&P above the thresholds that generally support our investment grade assessment, with such ratings equaling “BBB-” by S&P and “Baa2” by Moody’s. The securities were originally issued through Chase Capital II and currently represent de-facto obligations of JP Morgan Chase & Co.  We also owned two trust preferred securities at an amortized cost of $4.9 million whose external credit ratings by both S&P and Moody’s fell below the thresholds that we normally associate with investment grade securities, with such ratings equaling “BB+” by S&P and “Ba1” by Moody’s.  The securities were originally issued through BankBoston Capital Trust IV and MBNA Capital B and currently represent de-facto obligations of Bank of America Corporation.  We hold one non-rated trust preferred security with a par value of $1.0 million representing a de-facto obligation of Mercantil Commercebank Florida Bancorp, Inc.

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

We do not currently use or maintain a trading account.  Securities not classified as “held to maturity” are classified as “available for sale”.  These securities are reported at fair value and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as adjustments to accumulated other comprehensive income, a separate component of equity.  As of June 30, 2016, our held to maturity securities portfolio had a carrying value of $577.3 million or 46.2 % of our total securities with the remaining $673.5 million or 53.8% of securities classified as available for sale.

Other than mortgage-backed or debt securities issued or guaranteed by the U.S. government or its agencies, we did not hold securities of any one issuer having an aggregate book value in excess of 10% of our equity at June 30, 2016.  All of our securities carry market risk insofar as increases in market rates of interest may cause a decrease in their market value.  We have determined that none of our securities with unrealized losses at June 30, 2016 are other than temporarily impaired as of that date.

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

There were no sales of securities available for sale during year ended June 30, 2016.  During the years ended June 30, 2015 and 2014, proceeds from sales of securities available for sale totaled $57.2 million and $170.9 million, which resulted in gross gains of $601,000 and $3.6 million and gross losses of $594,000 and $2.1 million, respectively.  There were no sales of held to maturity securities during the years ended June 30, 2016 and 2015.  Proceeds from sale of securities held to maturity during the year ended June 30, 2014 totaled $28,000 resulting in gross losses of $6,000.

The following table sets forth the carrying value of our securities portfolio at the dates indicated. Mortgage-backed securities include mortgage pass-through securities and collateralized mortgage obligations.

	At June 30,
	2016	2015	2014	2013	2012
	(In Thousands)
Debt securities available for sale:
U.S. agency securities	$6,440	$7,263	$4,205	$5,015	$5,889
Obligations of state and political subdivisions	28,398	26,835	26,773	25,307	-
Asset-backed securities	82,625	88,032	87,316	24,798	-
Collateralized loan obligations	127,374	128,171	119,572	78,486	-
Corporate bonds	137,404	162,608	162,234	159,192	-
Trust preferred securities	7,669	7,751	7,798	7,324	6,713
Total debt securities available for sale	389,910	420,660	407,898	300,122	12,602

Mortgage-backed securities available for sale:
Government National Mortgage Association	1,960	2,655	3,276	6,333	11,690
Federal Home Loan Mortgage Corporation	151,296	183,528	231,910	299,833	460,509
Federal National Mortgage Association	130,247	160,271	201,827	474,486	757,905
Non-agency	124	165	210	-	-
Total mortgage-backed securities available for sale	283,627	346,619	437,223	780,652	1,230,104

Total securities available for sale	673,537	767,279	845,121	1,080,774	1,242,706

Debt securities held to maturity:
U.S. agency securities	84,992	143,334	144,349	144,747	32,426
Obligations of state and political subdivisions	82,179	76,528	72,065	65,268	2,236
Total debt securities held to maturity	167,171	219,862	216,414	210,015	34,662

Mortgage-backed securities held to maturity:
Government National Mortgage Association	10,551	10,119	9	-	-
Federal Home Loan Mortgage Corporation	63,783	60,026	303	120	158
Federal National Mortgage Association	335,748	373,292	295,292	100,889	786
Non-agency	33	42	54	105	146
Total mortgage-backed securities held to maturity	410,115	443,479	295,658	101,114	1,090

Total securities held to maturity	577,286	663,341	512,072	311,129	35,752

Total securities	$1,250,823	$1,430,620	$1,357,193	$1,391,903	$1,278,458

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of our securities portfolio at June 30, 2016.  This table shows contractual maturities and does not reflect re-pricing or the effect of prepayments. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.  At June 30, 2016, securities with a carrying value of $94.9 million are callable within one year.

	At June 30, 2016
	One Year or Less		One to Five Years		Five to Ten Years		More Than Ten Years		Total Securities
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Market Value
	(Dollars In Thousands)
Debt securities:
U.S. agency securities	$-	-%	$85,002	0.94%	$1,131	0.92%	$5,299	2.31%	$91,432	1.02%	$91,462
Obligations of state and political subdivisions	3,443	1.03	20,037	1.42	58,783	2.07	28,314	2.41	110,577	2.01	113,170
Asset-backed securities	-	-	-	-	-	-	82,625	1.43	82,625	1.43	82,625
Collateralized loan obligations	-	-	-	-	82,921	2.58	44,453	2.57	127,374	2.58	127,374
Corporate bonds	-	-	49,055	1.74	88,349	1.56	-	-	137,404	1.62	137,404
Trust preferred securities	-	-	-	-	-	-	7,669	2.39	7,669	2.39	7,669
Mortgage-backed securities:
Mortgage pass-through securities:
Residential pass-through securities:
Government National Mortgage Association	4	8.98	157	9.43	1,624	7.18	183	7.56	1,968	7.40	1,969
Federal Home Loan Mortgage Corporation	25	5.17	14,261	2.97	42,720	2.09	116,682	2.24	173,688	2.26	174,158
Federal National Mortgage Association	249	4.04	17,248	2.80	82,389	1.69	162,616	2.86	262,502	2.49	266,630
Commercial pass-through securities:
Government National Mortgage Association	-	-	-	-	-	-	7,756	1.83	7,756	1.83	7,778
Federal National Mortgage Association	-	-	6,693	1.97	157,477	2.58	-	-	164,170	2.56	171,984
Collateralized mortgage obligations:
Government National Mortgage Association	-	-	-	-	-	-	2,787	1.68	2,787	1.68	2,812
Federal Home Loan Mortgage Corporation	-	-	-	-	20,050	1.46	21,341	2.04	41,391	1.76	41,483
Federal National Mortgage Association	-	-	-	-	435	1.74	38,888	1.90	39,323	1.90	39,347
Non-agency securities	-	-	-	-	-	-	157	2.59	157	2.59	156
Total securities	$3,721	1.27%	$192,453	1.55%	$535,879	2.15%	$518,770	2.30%	$1,250,823	2.12%	$1,266,021

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

We also utilize “non-retail” deposits as an alternative source of wholesale funding to traditional borrowings such as FHLB advances.  Such funds are generally used to manage our exposure to interest rate risk and liquidity risk in conjunction with our overall asset/liability management process.  At June 30, 2016, the balance of our interest-bearing checking accounts includes a total of $224.1 million of brokered money market deposits acquired through Promontory Interfinancial Network’s (“Promontory”) Insured Network Deposits (“IND”) program, a brokered deposit network that is sourced by Promontory from large retail and institutional brokerage firms whose individual clients seek to have a portion of their investments held in interest-bearing accounts at FDIC-insured institutions.  The terms of the program generally establish a reciprocal commitment for Promontory to deliver and Kearny Bank to accept such deposits for a period of no less than five years during which time total aggregate balances shall be maintained within a range of $200.0 million to $230.0 million.  Such deposits are generally sourced by Promontory from large retail and institutional brokerage firms whose individual clients seek to have a portion of their investments held in interest-bearing accounts at FDIC-insured institutions.

We also acquired a small portfolio of longer-term, brokered certificates of deposit during fiscal 2014 whose balances and weighted average remaining term to maturity totaled approximately $8.4 million and 14.8 years, respectively, at June 30, 2016. In combination with Promontory IND money market deposits noted above, Kearny Bank’s brokered deposits totaled $232.5 million, or 8.6% of deposits, at June 30, 2016.

We also utilize the QwickRate deposit listing service to attract “non-brokered” wholesale time deposits targeting institutional investors with a three-to-five year investment horizon.  The balance of time deposits we acquired through the QwickRate listing totaled $89.9 million, or 3.3% of deposits, at June 30, 2016 with such funds having a weighted average remaining term to maturity of 3.0 years. We generally prohibit the withdrawal of our listing service deposits prior to maturity.

Additional sources of non-retail deposits including, but not limited to, deposits acquired through listing services and other sources of brokered deposits, may be utilized in the future as additional, alternative sources of wholesale funding.

A large percentage of our deposits are in certificates of deposit, which represented 44.8% and 40.6% of total deposits at June 30, 2016 and June 30, 2015, respectively.  Our liquidity could be reduced if a significant amount of certificates of deposit maturing within a short period were not renewed.  At June 30, 2016 and June 30, 2015, certificates of deposit maturing within one year were $666.1 million and $526.5 million, respectively.  Historically, a significant portion of the certificates of deposit remain with us after they mature and we believe that this will continue.

At June 30, 2016, $661.0 million or 54.7% of our certificates of deposit were certificates of $100,000 or more compared to $489.2 million or 48.8% at June 30, 2015.  The general level of market interest rates and money market conditions significantly influence deposit inflows and outflows.  The effects of these factors are particularly pronounced on deposit accounts with larger balances.  In particular, certificates of deposit with balances of $100,000 or greater are traditionally viewed as being a more volatile source of funding than comparatively lower balance certificates of deposit or non-maturity transaction accounts.  In order to retain certificates of deposit with balances of $100,000 or more, we may have to pay a premium rate, resulting in an increase in our cost of funds.  In a rising rate environment, we may be unwilling or unable to pay a competitive rate. To the extent that such deposits do not remain with us, they may need to be replaced with borrowings, which could increase our cost of funds and negatively impact our interest rate spread and our financial condition.

The following table sets forth the distribution of average deposits for the periods indicated and the weighted average nominal interest rates for each period on each category of deposits presented.

	For the Years Ended June 30,
	2016			2015			2014
	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate

Non-interest-bearing deposits	$225,396	8.73%	-%	$217,856	8.52%	-%	$196,490	8.30%	-%
Interest-bearing demand	723,130	28.01	0.59	796,963	31.18	0.50	722,999	30.53	0.52
Savings and clubs	516,390	20.00	0.02	515,824	20.18	0.16	473,917	20.01	0.16
Certificates of deposit	1,116,906	43.26	1.22	1,025,482	40.12	1.09	974,426	41.16	1.03

Total deposits	$2,581,822	100.00%	0.70%	$2,556,125	100.00%	0.63%	$2,367,832	100.00%	0.61%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At June 30,
	2016	2015	2014
	(In Thousands)
Interest Rate
0.00 - 0.99%	$430,451	$537,343	$618,650
1.00 - 1.99%	609,086	330,221	299,387
2.00 - 2.99%	161,866	116,884	100,596
3.00 - 3.99%	6,022	17,228	18,582
4.00 - 4.99%	-	-	3

Total certificates of deposit	$1,207,425	$1,001,676	$1,037,218

The following table shows the amount of certificates of deposit of $100,000 or more by time remaining until maturity as of the dates indicated.

	At June 30,
	2016	2015	2014
	(In Thousands)
Maturity Period
Within three months	$42,729	$66,271	$89,734
Three through six months	93,936	67,865	54,948
Six through twelve months	194,754	80,318	77,313
Over twelve months	329,586	274,767	251,637

Total certificates of deposit	$661,005	$489,221	$473,632

The following table sets forth the amount and maturities of certificates of deposit at June 30, 2016.

	At June 30, 2016
	Within One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years to Four Years	Over Four Years to Five Years	Over Five Years	Total
	(In Thousands)
Interest Rate
0.00 - 0.99%	$354,100	$70,850	$5,456	$45	$-	$-	$430,451
1.00 - 1.99%	294,705	183,373	89,391	33,941	7,673	3	609,086
2.00 - 2.99%	17,340	2,211	13,942	46,623	81,750	-	161,866
3.00 - 3.99%	-	-	-	-	-	6,022	6,022

Total certificates of deposit	$666,145	$256,434	$108,789	$80,609	$89,423	$6,025	$1,207,425

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

Short‑term FHLB advances generally have original maturities of less than one year and may also include overnight borrowings which Kearny Bank may utilize to address short term funding needs, where applicable.  At June 30, 2016, we had a total of $425.0 million of short-term FHLB advances at a weighted average interest rate of 0.69%.  Such advances represented 90-day FHLB term advances that are generally forecasted to be periodically redrawn at maturity for the same 90 day term as the original advance.  Based on this presumption, we utilized interest rate swaps to effectively extend the duration of each of these advances at the time they were drawn to effectively fix their cost for a period of five years.  Our balance of short-term FHLB advances at June 30, 2016 included no overnight borrowings drawn for daily liquidity management purposes.

Long-term advances generally include term advances with original maturities of greater than one year.  At June 30, 2016, our outstanding balance of long-term FHLB advances totaled $153.8 million at a weighted average interest rate of 2.94%.  Such advances included $145.0 million of callable advances at a weighted average interest rate of 3.04%, $8.2 million of non-callable, term advances at a weighted average interest rate of 1.13% and an amortizing advance of $572,000 at an interest rate of 4.94%.

Our FHLB advances mature as follows:

	At June 30,
	2016	2015	2014
	(In Thousands)
Maturing in Years Ending June 30,
2015	$-	$-	$320,000
2016	-	382,500	7,500
2017	428,000	3,000	3,000
2018	5,225	5,225	5,225
2021	572	671	765
2023	145,000	145,000	145,000
Total borrowings	578,797	536,396	481,490
Fair value adjustments	(9)	9	29
Total borrowings, net of fair value adjustments	$578,788	$536,405	$481,519

Based upon the market value of investment securities and mortgage loans that are posted as collateral for FHLB advances at June 30, 2016, we are eligible to borrow up to an additional $407.6 million of advances from the FHLB as of that date.  We are further authorized to post additional collateral in the form of other unencumbered investments securities and eligible mortgage loans that may expand our borrowing capacity with the FHLB up to 30% of our total assets.  Additional borrowing capacity up to 50% of our total assets may be authorized with the approval of the FHLB’s Board of Directors or Executive Committee.

The balance of borrowings at June 30, 2016 also included overnight borrowings in the form of depositor sweep accounts totaling $35.6 million.  Depositor sweep accounts are short-term borrowings representing funds that are withdrawn from a customer’s non-interest bearing deposit account and invested in an uninsured overnight investment account that is collateralized by specified investment securities owned by Kearny Bank.

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

At June 30, 2016, our derivative instruments are comprised entirely of interest rate swaps and caps with total notional amounts of $500.0 million and $125.0 million, respectively with Wells Fargo Bank, N.A. and Bank of Montreal serving as the counterparties to the transactions.  These instruments are intended to manage the interest rate exposure relating to certain wholesale funding positions drawn at June 30, 2016.

Additional information regarding our use of interest rate derivatives and our hedging activities is presented in Note 1 and Note 15 to the audited consolidated financial statements.

Subsidiary Activity

At June 30, 2016, Kearny Bank was the only wholly-owned operating subsidiary of Kearny Financial Corp.  As of that date, Kearny Bank had two wholly owned subsidiaries: KFS Financial Services, Inc. and CJB Investment Corp.

KFS Financial Services, Inc. is a service corporation subsidiary originally organized for selling insurance products to Kearny Bank customers and the general public through a third party networking arrangement.  KFS Financial Services, Inc. has one wholly-owned subsidiary named, KFS Insurance Services, Inc., that was created for the primary purpose of acquiring insurance agencies. Both KFS Financial Services Inc. and KFS Insurance Services, Inc. were considered inactive during the year ended June 30, 2016.

CJB Investment Corp. is a New Jersey Investment Company and remained active through the three-year period ended June 30, 2016.

Personnel

As of June 30, 2016, we had 416 full‑time employees and 43 part‑time employees equating to a total of 438 full time equivalent (“FTE”) employees. By comparison, at June 30, 2015, we had 424 full-time employees and 67 part-time employees equating to a total of 458 FTEs.  Our employees are not represented by a collective bargaining unit and we consider our working relationship with our employees to be good.

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

Regulation of Kearny Bank

General.  As a federally-chartered savings bank with deposits insured by the FDIC, Kearny Bank is subject to extensive regulation by federal banking regulators, primarily the OCC, its primary regulator.  This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classification of assets and the level of the allowance for loan losses.  The activities of federal savings banks are subject to extensive regulation including restrictions or requirements with respect to loans to one borrower, the percentage of non‑mortgage loans or investments to total assets, capital distributions, permissible investments and lending activities, liquidity, transactions with affiliates and community reinvestment.  Federal savings banks are also subject to reserve requirements imposed by the Federal Reserve Board.  Both state and federal law regulate a federal savings bank’s relationship with its depositors and borrowers, especially in such matters as the ownership of savings accounts and the form and content of Kearny Bank’s mortgage documents.

Kearny Bank must file reports with the OCC concerning its activities and financial condition and obtain regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions.  The OCC regularly examines Kearny Bank and prepares reports to Kearny Bank’s Board of Directors on deficiencies, if any, found in its operations. The OCC has substantial discretion to take enforcement action with respect to an institution that fails to comply with applicable regulatory requirements or engages in violations of law or unsafe and unsound practices.  Such actions can include, among others, the issuance of a cease and desist order, assessment of civil money penalties, removal of officers and directors and the appointment of a receiver or conservator.  In addition, the FDIC has the authority to recommend to the Comptroller of the Currency to take enforcement action with respect to a particular federally-chartered savings bank and, if the Comptroller does not take action, the FDIC has authority to take such action under certain circumstances.

Federal Deposit Insurance.  Kearny Bank’s deposits are insured to applicable limits by the FDIC.  Under the Dodd-Frank Act, the maximum deposit insurance amount was permanently increased from $100,000 to $250,000.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended June 30, 2016, the annualized FICO assessment was equal to 0.56 of a basis point of total assets less tangible capital.

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

Federal savings banks must also meet a statutory “tangible capital” standard of 1.5% of average total assets.  Tangible capital is generally defined as Tier 1 capital plus the amount of perpetual preferred stock not included in Tier 1 capital.

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

The OCC has adopted regulations to implement the prompt corrective action legislation. The regulations were amended to incorporate the previously mentioned increased regulatory capital standards that were effective January 1, 2015.  An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

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

Regulation of Kearny Financial

General.  Kearny Financial is a savings and loan holding company within the meaning of Section 10 of the Home Owners’ Loan Act.  As a result of the Dodd-Frank Act, it is required to file reports with, and is be subject to regulation and examination by, the Federal Reserve Board.  Kearny Financial must also obtain regulatory approval from the Federal Reserve Board before engaging in certain transactions, such as mergers with or acquisitions of other financial institutions.  In addition, the Federal Reserve Board has enforcement authority over Kearny Financial and any non‑savings institution subsidiaries.  This permits the Federal Reserve Board to restrict or prohibit activities that are determined to pose a serious risk to Kearny Bank.  This regulation is intended primarily for the protection of the depositors and not for the benefit of stockholders of Kearny Financial.

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

Activities Restrictions.  As a savings and loan holding company, Kearny Financial is subject to statutory and regulatory restrictions on its business activities.  The non-banking activities of Kearny Financial and its non-savings institution subsidiaries is restricted to certain activities specified by the Federal Reserve Board regulation, which include performing services for and holding properties used by a savings institution subsidiary, activities authorized for savings and loan holding companies as of March 5, 1987 and non-banking activities permissible for bank holding companies pursuant to Bank Holding Company Act of 1956 or authorized for financial holding companies pursuant to the Gramm-Leach-Bliley Act.  Before engaging in any non-banking activity or acquiring a company engaged in any such activities, Kearny Financial must file with the Federal Reserve Board either a prior notice or (in the case of non-banking activities permissible for bank holding companies) an application regarding its planned activity or acquisition.  Under the Dodd-Frank Act, a savings and loan holding company may only engage in activities authorized for financial holding companies if they meet all of the criteria to qualify as a financial holding company.  Accordingly, the Federal Reserve Board will require savings and loan holding companies to elect to be treated as financial holding companies in order to engage in financial holding company activities.  In order to make such an election, the savings and loan holding company and its depository institution subsidiaries must be well capitalized and well managed.

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

Consolidated Capital Requirements.  Savings and loan holding companies have historically not been subjected to consolidated regulatory capital requirements.  The Dodd-Frank Act, however, required the Federal Reserve Board to promulgate consolidated capital requirements for bank and savings and loan holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to their subsidiary depository institutions.  Instruments such as cumulative preferred stock and trust-preferred securities, which were previously includable as Tier 1 capital by bank holding companies, within certain limits, are no longer includable as Tier 1 capital, subject to certain grandfathering.  The previously discussed final rule regarding regulatory capital requirements implemented the Dodd-Frank Act’s directives as to holding company capital requirements.  Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions applied to savings and loan holding companies as of January 1, 2015.  As is the case with institutions themselves, the capital conservation buffer is being phased in between 2016 and 2019.

Source of Strength Doctrine.  The Dodd-Frank Act also extended the “source of strength” doctrine, which has long applied to bank holding companies, to savings and loan holding companies as well. The Federal Reserve Board has promulgated regulations implementing the “source of strength” policy, which requires holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial distress. Further, the Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies that it has also applied to savings and loan holding companies.  In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.  Regulatory guidance provides for consultation with a holding company’s Federal Reserve Bank as to capital distributions in certain circumstances such as where net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the overall rate of earnings retention is inconsistent with capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary depository institution becomes undercapitalized. In addition, a subsidiary savings institution of a savings and loan holding company must file prior notice with the Federal Reserve Board, and receive its nonobjection, as well as filing an application or notice with the OCC, and receive OCC approval or nonobjection, before paying dividends to the parent savings and loan holding company. Federal Reserve Board guidance also provides for regulatory review of certain stock redemption and repurchase proposals by holding companies.  These regulatory policies could affect the ability of Kearny Financial to pay dividends, engage in stock redemptions or repurchases or otherwise engage in capital distributions.

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

In response to negative economic developments, the Federal Reserve Board’s Open Market Committee steadily reduced its federal funds rate target from 5.25% in September 2007 to between 0.00% and 0.25% currently, which has had the effect of reducing our cost of funds. Given our historic liability sensitivity, the decline in our cost of funds initially outpaced the decline in yield on our earning assets thereby having a positive impact on our net interest rate spread and net interest margin during the years preceding fiscal 2012. However, from fiscal 2012 through fiscal 2016, the rate of reduction in our cost of interest-bearing liabilities slowed in relation to the continuing decline in the yield on our interest-earning assets. Consequently, our interest rate spread decreased by 14 basis points to 2.06% for the year ended June 30, 2016 from 2.20% for the year ended June 30, 2015.  For those same comparative periods, our net interest margin increased by one basis point to 2.35% from 2.34% reflecting the beneficial effects of the capital raised in the Company’s second step conversion and stock offering near the end of fiscal 2015.

For the year ended June 30, 2015, our net interest rate spread decreased by 12 basis points from 2.32% for the year ended June 30, 2014 while our net interest margin declined 10 basis points from 2.44% for the year ended June 30, 2014.

We continue to be at risk of additional reductions in our net interest rate spread and net interest margin resulting from further declines in our yield on interest-earning assets that may outpace any subsequent reductions in our cost of funds. In particular, our ability to further reduce the cost of our interest-bearing deposits is increasingly limited given that most deposit offering rates are already well below 1.00% at June 30, 2016. Moreover, our liability sensitivity may adversely affect net income in the future when market interest rates ultimately increase from historical lows and our cost of interest-bearing liabilities rises faster than our yield on interest-earning assets.

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

Changes in market interest rates also impact the value of our interest-earning assets and interest-bearing liabilities as well as the value of our derivatives portfolios.  In particular, the unrealized gains and losses on securities available for sale and changes in the fair value of interest rate derivatives serving as cash flows hedges are reported, net of tax, in accumulated other comprehensive income which is a component of stockholders’ equity.  Consequently, declines in the fair value of these instruments resulting from changes in market interest rates may adversely affect stockholders’ equity.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the required amount of the allowance for loan losses, we evaluate certain loans individually and establish loan loss allowances for specifically identified impairments. For all non-impaired loans, including those not individually reviewed, we estimate losses and establish loan loss allowances based upon historical and environmental loss factors. If the assumptions used in our calculation methodology are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in further additions to our allowance. Our allowance for loan losses was 0.91% of total loans at June 30, 2016 and significant additions to our allowance could materially decrease our net income.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

A new accounting standard will likely require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for the Company and Kearny Bank for our first fiscal year after December 15, 2019.  This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses.  This will change the current method of providing allowances for loan losses that are probable, which would likely require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses.  Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

A significant portion of our assets consists of investment securities, which generally have lower yields than loans, and we classify a significant portion of our investment securities as available for sale, which creates potential volatility in our equity and may have an adverse impact on our net income.

As of June 30, 2016, our securities portfolio, which includes both mortgage-backed and non-mortgage-backed debt securities, totaled $1.25 billion, or 27.9% of our total assets.  Investment securities typically have lower yields than loans. For the year ended June 30, 2016, the weighted average yield of our investment securities portfolio was 2.02%, as compared to 3.90% for our loan portfolio. Accordingly, our net interest margin is lower than it would have been if a higher proportion of our interest-earning assets consisted of loans. Additionally, at June 30, 2016, $673.5 million, or 53.8% of our investment securities, are classified as available for sale and reported at fair value with unrealized gains or losses excluded from earnings and reported in other comprehensive income, which affects our reported equity. Accordingly, given the significant size of the investment securities portfolio classified as available for sale and due to possible mark-to-market adjustments of that portion of the portfolio resulting from market conditions, we may experience greater volatility in the value of reported equity. Moreover, given that we actively manage our investment securities portfolio classified as available for sale, we may sell securities which could result in a realized loss, thereby reducing our net income.

Our increased commercial lending exposes us to additional risk.

Our commercial loans increased to 73.0% of total loans at June 30, 2016 from 44.6% of total loans at June 30, 2012. Our commercial lending operations include commercial mortgage loans, comprising multi-family loans and non-residential mortgage loans, as well as commercial business loans. We intend to continue increasing commercial lending as part of our planned transition from a traditional thrift to a full-service community bank. We have also increased our commercial lending staff and are seeking additional commercial lenders to help grow the commercial loan portfolio. Our increased commercial lending, however, exposes us to greater risks than one- to four-family residential lending. Unlike single-family, owner-occupied residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and are secured by real property whose value tends to be more easily ascertainable and realizable, the repayment of commercial loans typically is dependent on the successful operation and income stream of the borrower, which can be significantly affected by economic conditions, and are secured, if at all, by collateral that is more difficult to value or sell or by collateral which may depreciate in value. In addition, commercial loans generally carry larger balances to single borrowers or related groups of borrowers than one- to four-family mortgage loans, which increases the financial impact of a borrower’s default.

Our loan portfolio contains a significant portion of loans that are unseasoned. It is difficult to evaluate the future performance of unseasoned loans.

Our loan portfolio has grown to $2.67 billion at June 30, 2016, from $1.29 billion at June 30, 2012. A portion of this increase is due to increases in commercial real estate and commercial business loans resulting from originations and from purchases of and participations in loans originated by other financial institutions. It is difficult to assess the future performance of these loans recently added to our portfolio because our relatively limited experience with such loans does not provide us with a significant payment history from which to evaluate future collectability. These loans may experience higher delinquency or charge-off levels than our historical loan portfolio experience, which could adversely affect our future performance.

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

Income from secondary mortgage market operations is volatile, and we may incur losses with respect to our secondary mortgage market operations that could negatively affect our earnings.

A new component of our business strategy is to sell in the secondary market a portion of the residential mortgage loans that we originate, earning non-interest income in the form of gains on sale. We began our secondary mortgage market operations during the quarter ended June 30, 2016.  For the year ended June 30, 2016, sale gains attributable to the sale of residential mortgage loans totaled $82,000 or approximately 2.6% of our non-interest income.  When interest rates rise, the demand for mortgage loans tends to fall and may reduce the number of loans we can originate for sale. Weak or deteriorating economic conditions also tend to reduce loan demand. If the residential mortgage loan demand decreases or we are unable to sell such loans for an adequate profit, then our non-interest income will likely decline which would adversely affect our earnings.

Kearny Bank’s reliance on brokered deposits could adversely affect its liquidity and operating results.

Among other sources of funds, we rely on brokered deposits to provide funds with which to make loans and provide for other liquidity needs. On June 30, 2016, brokered deposits totaled $232.5 million, or approximately 8.6% of total deposits. Kearny Bank’s primary source for brokered money market deposits is the Promontory IND program, a brokered deposit network that is sourced by Promontory from large retail and institutional brokerage firms whose individual clients seek to have a portion of their investments held in interest-bearing accounts at FDIC-insured institutions. Our Promontory IND deposits totaled $224.1 million at June 30, 2016. These funds were augmented by a small portfolio of longer-term, brokered certificates of deposit acquired during fiscal 2014 whose balances totaled $8.4 million at June 30, 2016.

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

At June 30, 2016, we had investment securities with fair values of approximately $1.27 billion on which we had approximately $13.4 million in gross unrealized losses. All unrealized losses on investment securities at June 30, 2016 represented temporary impairments of value. However, if changes in the expected cash flows of these securities and/or prolonged price declines result in our concluding in future periods that the impairment of these securities is other than temporary, we will be required to record an impairment charge against income equal to the credit-related impairment.

Our investments in corporate and municipal debt securities and collateralized loan obligations expose us to additional credit risks.

The composition and allocation of our investment portfolio has historically emphasized U.S. agency mortgage-backed securities and U.S. agency debentures. While such assets remain a significant component of our investment portfolio at June 30, 2016, prior enhancements to our investment policies, strategies and infrastructure have enabled us to diversify the composition and allocation of our securities portfolio. Such diversification has included investing in bank-qualified municipal obligations, bonds issued by financial institutions and collateralized loan obligations. Unlike U.S. agency securities, the municipal and corporate debt securities acquired are backed only by the credit of their issuers while investments in collateralized loan obligations generally rely on the structural characteristics of an individual tranche within a larger investment vehicle to protect the investor from credit losses arising from borrowers defaulting on the underlying securitized loans.

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

At June 30, 2016, we had approximately $109.0 million in intangible assets on our balance sheet comprising $108.6 million of goodwill and $430,000 of core deposit intangibles. We are required to periodically test our goodwill and identifiable intangible assets for impairment. The impairment testing process considers a variety of factors, including the current market price of our common stock, the estimated net present value of our assets and liabilities, and information concerning the terminal valuation of similarly situated insured depository institutions. If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our common stock or our regulatory capital levels, but recognition of such an impairment loss could significantly restrict Kearny Bank’s ability to make dividend payments to Kearny Financial and therefore adversely impact the Company’s ability to pay dividends to stockholders.

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

The long-term impact of the changing regulatory capital requirements and new capital rules is uncertain.

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

The new minimum capital level requirements applicable to Kearny Bank and Kearny Financial include: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The amended rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement is being phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company and the Bank conduct business from their administrative headquarters at 120 Passaic Avenue in Fairfield, New Jersey and 42 branch offices located in Bergen, Essex, Hudson, Middlesex, Monmouth, Morris, Ocean, Passaic and Union counties, New Jersey and Kings and Richmond counties, New York.  Eighteen of our offices are leased with remaining terms between one and fourteen years.  At June 30, 2016, our net investment in property and equipment totaled $38.4 million.  The following table sets forth certain information relating to our properties as of June 30, 2016.  The net book values reported include our investment in land, building and/or leasehold improvements by property location.

Office Location	Year Opened	Net Book Value at June 30, 2016 (In Thousands)	Square Footage	Owned/ Leased

Executive Office:
120 Passaic Avenue
Fairfield, New Jersey	2004	$9,907	53,000	Owned

Administrative Offices & Branch:
1903 Highway 35
Oakhurst, New Jersey	2008	350	15,200	Leased

Main Branch Office:
614 Kearny Avenue
Kearny, New Jersey	1928	812	6,764	Owned

Branches:
301 Main Street
Allenhurst, New Jersey	2011	359	3,600	Leased

611 Main Street
Belmar, New Jersey	2002	4	3,200	Leased

425 Route 9 & Ocean Gate Drive
Bayville, New Jersey	1973	120	3,500	Leased

501 Main Street
Bradley Beach, New Jersey	2001	700	3,100	Owned

689 Fifth Avenue
Brooklyn, New York 11215	1923	778	4,900	Owned

417 Bloomfield Avenue
Caldwell, New Jersey	1968	318	4,400	Owned

20 Willow Street
East Rutherford, New Jersey	1969	27	3,100	Owned

534 Harrison Avenue
Harrison, New Jersey	1995	587	3,000	Owned

1353 Ringwood Avenue
Haskell, New Jersey	1996	4	2,500	Leased

718B Buckingham Drive
Lakewood, New Jersey	2008	-	2,800	Leased

630 North Main Street
Lanoka Harbor, New Jersey	2005	1,833	3,200	Owned

Office Location	Year Opened	Net Book Value at June 30, 2016 (In Thousands)	Square Footage	Owned/ Leased
700 Branch Avenue
Little Silver, New Jersey	2001	15	2,500	Leased

444 Ocean Boulevard North
Long Branch, New Jersey	2004	-	1,500	Leased

627 Second Avenue
Long Branch, New Jersey	1998	562	3,200	Owned

307 Stuyvesant Avenue
Lyndhurst, New Jersey	1970	1,565	3,300	Owned

155 Main Street
Manasquan, New Jersey	1998	5	3,000	Leased

270 Ryders Lane
Milltown, New Jersey	1989	10	3,600	Leased

339 Main Road
Montville, New Jersey	1996	5	1,850	Leased

300 West Sylvania Avenue
Neptune City, New Jersey	2000	133	3,000	Leased

119 Paris Avenue
Northvale, New Jersey	1965	254	1,750	Owned

80 Ridge Road
North Arlington, New Jersey	1952	94	3,500	Owned

61 Main Avenue
Ocean Grove, New Jersey	2002	9	2,800	Leased

510 State Highway 34
Old Bridge Township, New Jersey	2002	825	2,400	Owned

207 Old Tappan Road
Old Tappan, New Jersey	1973	362	2,200	Owned

267 Changebridge Road
Pine Brook, New Jersey	1974	169	3,600	Owned

2201 Bridge Avenue
Point Pleasant, New Jersey	2001	22	3,500	Leased

917 Route 23 South
Pompton Plains, New Jersey	2009	1,056	2,400	Leased

653 Westwood Avenue
River Vale, New Jersey	1965	561	1,600	Owned

252 Park Avenue
Rutherford, New Jersey	1974	1,371	1,984	Owned

520 Main Street
Spotswood, New Jersey	1979	152	2,400	Owned

Office Location	Year Opened	Net Book Value at June 30, 2016 (In Thousands)	Square Footage	Owned/ Leased
700 Allaire Road
Spring Lake Heights, New Jersey	1999	9	2,500	Leased

130 Mountain Avenue
Springfield, New Jersey	1991	931	6,500	Owned

339 Sand Lane
Staten Island, New York 10305	2009	80	1,985	Leased

827 Fischer Boulevard
Toms River, New Jersey	1996	514	3,500	Owned

2100 Hooper Avenue
Toms River, New Jersey	2008	16	2,000	Leased

2200 Highway 35
Wall Township, New Jersey	1997	872	5,000	Owned

487 Pleasant Valley Way
West Orange, New Jersey	1971	137	3,000	Owned

216 Main Street
West Orange, New Jersey	1975	214	2,400	Owned

250 Valley Boulevard
Wood-Ridge, New Jersey	1957	1,300	9,500	Owned

661 Wyckoff Avenue
Wyckoff, New Jersey	2002	2,131	6,300	Owned

Item 3. Legal Proceedings

We are, from time to time, party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business.  At June 30, 2016, there were no lawsuits pending or known to be contemplated against us that would be expected to have a material effect on operations or income.

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

	High	Low	Dividends Paid
Fiscal Year 2016
Quarter ended June 30, 2016	$13.42	$12.14	$0.02
Quarter ended March 31, 2016	$12.67	$11.31	$0.02
Quarter ended December 31, 2015	$13.00	$11.23	$0.02
Quarter ended September 30, 2015	$11.90	$11.01	$0.02

Fiscal Year 2015
Quarter ended June 30, 2015	$11.50	$9.50	$-
Quarter ended March 31, 2015	$10.25	$9.42	$-
Quarter ended December 31, 2014	$10.85	$9.15	$-
Quarter ended September 30, 2014	$11.76	$9.65	$-

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

As of August 22, 2016 there were 3,593 registered holders of record of the Company’s common stock, plus approximately 5,954 beneficial (street name) owners.

(b) Use of Proceeds.  Not applicable.

(c) Issuer Purchases of Equity Securities.  Set forth below is information regarding the Company’s stock repurchases during the fourth quarter of the fiscal year ended June 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2016	-	$-	-	-
May 1-31, 2016	45,207	$12.97	45,207	9,307,602
June 1-30, 2016	1,660,975	$13.06	1,660,975	7,646,627

Total	1,706,182	$13.06	1,706,182	7,646,627

(1)	On May 20, 2016, the Company announced the authorization of a stock repurchase plan for up to 9,352,809 shares or 10% of shares outstanding.

Stock Performance Graph.  The following stock performance graph compares the cumulative total shareholder return on the Company’s common stock with (a) the cumulative total shareholder return on stocks included in the NASDAQ Composite Index, (b) the cumulative total shareholder return on stocks included in the SNL Thrift $1 Billion - $5 Billion Index and (c) the cumulative total shareholder return on stocks included in the SNL Thrift MHC Index, in each case assuming an investment of $100.00 as of June 30, 2011.  The cumulative total returns for the indices and the Company are computed assuming the reinvestment of dividends that were paid during the period. It is assumed that the investment in the Company’s common stock was made at the initial public offering price of $10.00 per share.

	At June 30,
	2011	2012	2013	2014	2015	2016

Kearny Financial Corp.	$100	$108	$117	$169	$172	$195
NASDAQ Composite	100	107	126	165	189	186
SNL Thrift $1B - $5B Index	100	109	133	162	186	201
SNL Thrift MHC Index	100	102	129	173	200	211

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

	At June 30,
	2016	2015	2014	2013	2012
	(In Thousands)
Balance Sheet Data:
Assets	$4,500,059	$4,237,187	$3,510,009	$3,145,360	$2,937,006
Net loans receivable	2,649,758	2,087,258	1,729,084	1,349,975	1,274,119
Debt securities available for sale	389,910	420,660	407,898	300,122	12,602
Mortgage-backed securities available for sale	283,627	346,619	437,223	780,652	1,230,104
Debt securities held to maturity	167,171	219,862	216,414	210,015	34,662
Mortgage-backed securities held to maturity	410,115	443,479	295,658	101,114	1,090
Cash and equivalents	199,200	340,136	135,034	127,034	155,584
Goodwill	108,591	108,591	108,591	108,591	108,591
Deposits	2,694,833	2,465,650	2,479,941	2,370,508	2,171,797
Borrowings	614,423	571,499	512,257	287,695	249,777
Stockholders' equity	1,147,629	1,167,375	494,676	467,707	491,617

	For the Years Ended June 30,
	2016	2015	2014	2013	2012
	(In Thousands, Except Percentage and Per Share Amounts)
Summary of Operations:
Interest income	$126,888	$106,039	$95,819	$88,258	$98,549
Interest expense	31,903	25,431	21,998	22,001	28,369
Net interest income	94,985	80,608	73,821	66,257	70,180
Provision for loan losses	10,690	6,108	3,381	4,464	5,750
Net interest income after loan loss provision	84,295	74,500	70,440	61,793	64,430
Non-interest income, excluding asset gains, losses and write-downs	10,426	8,616	6,967	6,179	4,767
Non-interest income (loss) from asset gains, losses and write-downs	301	(675)	1,156	10,209	(2,622)
Debt-extinguishment expenses	-	-	-	8,688	-
Contribution to charitable foundation	-	10,000	-	-	-
Other non-interest expenses	72,417	68,081	64,158	60,737	58,721
Income before taxes	22,605	4,360	14,405	8,756	7,854
Provision for income taxes	6,783	(1,269)	4,217	2,250	2,776
Net income	$15,822	$5,629	$10,188	$6,506	$5,078

Per Share Data:
Net income per share - Basic and diluted	$0.18	$0.06	$0.11	$0.07	$0.06
Weighted average number of common shares
outstanding (in thousands):
Basic	89,591	91,717	90,825	91,316	91,790
Diluted	89,625	91,841	90,880	91,316	91,790
Cash dividends per share (1)	$0.08	$-	$-	$-	$0.11
Dividend payout ratio (2)	45.28%	-%	-%	-%	54.60%

(1)	Excludes dividends waived by Kearny MHC during the year ended June 30, 2012.
(2)	Represents cash dividends paid divided by net income.

	At or For the Years Ended June 30,
	2016	2015	2014	2013	2012
Performance ratios:
Return on average assets (net income divided by average total assets)	0.36%	0.15%	0.31%	0.22%	0.17%
Return on average equity (net income divided by average total equity)	1.36	0.98	2.17	1.33	1.04
Net interest rate spread	2.06	2.20	2.32	2.34	2.46
Net interest margin	2.35	2.34	2.44	2.50	2.65
Averge interest-earning assets to average interest-earning liabilities	136.19	119.04	116.81	118.83	117.90
Efficiency ratio (non-interest expenses divided by sum of net interest income and non-interest income)	68.50	88.18	78.30	84.00	81.19
Non-interest expense to average assets	1.64	2.10	1.96	2.38	2.02

Asset Quality Ratios:
Non-performing loans to total loans	0.79	1.09	1.45	2.27	2.61
Non-performing assets to total assets	0.49	0.56	0.77	1.05	1.27
Net charge-offs to average loans outstanding	0.08	0.16	0.12	0.28	0.59
Allowance for loan losses to total loans	0.91	0.74	0.71	0.80	0.79
Allowance for loan losses to non-performing loans	115.07	68.17	48.96	35.24	30.20

Capital Ratios:
Average equity to average assets	26.47	15.49	14.29	16.70	16.75
Equity to assets at period end	25.50	27.55	14.09	14.87	16.74
Tangible equity to tangible assets at period end (1)	23.65	25.63	11.32	11.93	12.87

(1)	Tangible equity equals total stockholders’ equity reduced by goodwill and core deposit intangible assets.

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

Overview

Financial Condition.  Total assets increased $262.9 million to $4.50 billion at June 30, 2016 from $4.24 billion at June 30, 2015.  The increase in total assets reflected an increase in net loans receivable that was partially offset by decreases in securities and cash and cash equivalents.  The increase in total assets was largely funded by increases in deposits and borrowings that were partially offset by a decrease in stockholders’ equity.  The decrease in stockholders’ equity primarily reflected the Company’s share repurchases that outpaced the accretion from earnings during the year.

For the year ended June 30, 2016, loans receivable, excluding loans held for sale, increased by $571.1 million to $2.67 billion, or 64.6% of earning assets, at June 30, 2016 from $2.10 billion, or 54.1% of earning assets, at June 30, 2015.  The growth in loans during fiscal 2016 continued to reflect our strategic emphasis in growing our commercial loan portfolio, including multi-family loans, nonresidential mortgage loans and commercial business loans.  The increase in commercial mortgage and commercial business loans during fiscal 2016 totaled $540.6 million, or 38.4%, to $1.95 billion, or 73.0% of total loans at June 30, 2016, from to $1.41 billion, or 67.0% of total loans, at June 30, 2015.  For those same comparative periods, one- to four-family mortgage loans, including first mortgages and home equity loans and lines of credit, increased by $10.8 million to $694.8 million, or 26.0% of total loans, from $684.0 million, or 32.5% of total loans.

For those same comparative periods, total securities decreased by $175.2 million to $1.26 billion, or 30.3% of earning assets, at June 30, 2016 from $1.43 billion, or 36.8% of earning assets, at June 30, 2015.  We generally maintained the overall composition and allocation of our securities portfolio during fiscal 2016.  Non-mortgage-backed securities, including U.S. agency debentures, corporate bonds, single-issuer trust preferred securities, collateralized loan obligations, municipal obligations, and asset-backed securities decreased by $83.4 million to $557.1 million, or 44.5% of securities, at June 30, 2016 from $640.5 million, or 44.8% of securities, at June 30, 2015.  For those same comparative periods, the balance of mortgage-backed securities, comprised primarily of U.S. government and agency pass-through securities and collateralized mortgage obligations, decreased by $96.4 million to $693.7 million, or 55.5% of securities, from $790.1 million, or 55.2% of securities.

For the year ended June 30, 2016, our total deposits increased by $229.2 million to $2.69 billion from $2.47 billion at June 30, 2015.  The net increase in deposits reflected a $23.4 million increase in the balance of non-maturity deposits, including a $20.2 million increase in the balance of non-interest-bearing accounts, coupled with a $205.8 million increase in certificates of deposit.

The balance of borrowings increased by $42.9 million to $614.4 million at June 30, 2016 from $571.5 million at June 30, 2015.  The increase in borrowings was primarily attributable to a $42.4 million net increase in FHLB advances representing new advances drawn to fund a portion of the loan growth reported during fiscal 2016 that were partially offset by the balance of advances repaid during the year.  Interest rate derivatives were used to effectively extend duration of the new borrowings drawn for interest rate risk management purposes.  The increase in borrowings also reflected a $541,000 increase in the balance of overnight borrowings in the form of depositor sweep accounts.

Stockholders’ equity decreased by $19.7 million to $1.15 billion at June 30, 2016 from $1.17 billion at June 30, 2015.  The decrease in stockholders’ equity largely reflected the impact of the Company’s share repurchases during fiscal 2016.  The Company initiated a new share repurchase program in May 2016 through which it intends to repurchase a total of 9,352,809 shares, or 10%, of its outstanding shares.  Through June 30, 2016, the Company repurchased 1,706,182 shares, or 18.2% of the shares to be repurchased under the current program, at a total cost of $22.3 million and at an average cost of $13.06 per share.  The net decrease in stockholders’ equity also reflected a decrease in accumulated other comprehensive income arising from changes in the fair value of the Company’s available for sale securities and derivatives portfolios.

The noted decreases in stockholders’ equity were partially offset by net income of $15.8 million, of which $7.2 million were distributed as cash dividends to stockholders during fiscal 2016, as well as a $1.9 million decrease in unearned ESOP reflecting the effects of shares earned by plan participants during the year.

At June 30, 2016, the Company had 91,821,910 shares outstanding, comprising 93,528,092 shares originally issued less 1,706,182 shares repurchased and cancelled.

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

Net income for the fiscal year ended June 30, 2016 was $15.8 million or $0.18 per diluted share; an increase of $10.2 million from $5.6 million, or $0.06 per diluted share, for the fiscal year ended June 30, 2015.  Net income for fiscal 2015 reflected a $10.0 million charitable contribution made by the Company to the KearnyBank Foundation in conjunction with the closing of the Company’s second-step conversion and stock offering.  The contribution included $5.0 million in cash and 500,000 shares of the Company’s common stock valued at $10.00 per share for a total contribution of $10.0 million.  After giving effect to the income tax benefit, the contribution reduced net income for the year ended June 30, 2015 by approximately $6.1 million or $0.07 per basic and diluted share.

Our net interest income increased $14.4 million to $95.0 million for the year ended June 30, 2016 from $80.6 million for the year ended June 30, 2015.  The increase in net interest income primarily reflected a $20.9 million increase in interest income to $126.9 million from $106.0 million.  The increase in interest income primarily reflected an increase in the average balance of interest-earning assets coupled with an increase in their average yield.  For the year ended June 30, 2016, the average balance of interest-earning assets increased by $603.4 million to $4.05 billion compared to $3.45 billion for the year ended June 30, 2015.  For those same comparative periods, the average yield on interest-earning assets increased by five basis points to 3.13% from 3.08%.

The increase in interest income for the year ended June 30, 2016 was partially offset by a $6.5 million increase in interest expense.  The increase in interest expense between the two periods reflected an increase in the average balance of interest-bearing liabilities coupled with an increase in their average cost.  For the year ended June 30, 2016 the average balance of interest-bearing liabilities increased by $78.5 million to $2.97 billion compared to $2.90 billion for the year ended June 30, 2015.  For those same comparative periods, the average cost of interest-bearing liabilities increased 19 basis points to 1.07% from 0.88%.

The net interest rate spread decreased 14 basis points to 2.06% for fiscal 2016 from 2.20% for fiscal 2015 while the net interest margin increased one basis point to 2.35% from 2.34% for those same comparative periods.  The increase in the Company’s net interest margin primarily reflected the beneficial impact to net interest income arising from the increase in the average balance of interest-earning assets that was attributable to the investment of the net capital proceeds raised in conjunction with the closing of the Company’s second step conversion and stock offering in May 2016.

The provision for loan losses increased $4.6 million to $10.7 million for fiscal 2016 from $6.1 million for fiscal 2015.  The net increase in the provision primarily reflected updates to historical and environmental loss factors utilized to measure impairment on collectively evaluated loans.  The increase in provision expense also reflected the greater growth in such loans during fiscal 2016 compared to fiscal 2015.  The increase in provision expense attributable to these factors was partially offset by a net decrease in specific losses recognized on loans evaluated individually for impairment that largely reflected a higher level of recoveries recognized on such loans during fiscal 2016 compared to fiscal 2015.

Non-interest income increased $2.8 million to $10.7 million for fiscal 2016 from $7.9 million for fiscal 2015.  The increase was partly attributable to an increase in the income arising from our investment in bank-owned life insurance due largely to the growth in the average balance of the cash surrender value of the various policies held by the Company.  The increase in non-interest income also reflected an increase in fees and service charges that was primarily attributable to an increase in loan prepayment charges and increases in electronic banking fees and charges.  Additionally, the increase in non-interest income reflected an increase in loan sale gains attributable to an increase in SBA loans originated and sold as well as reflecting gains on sale of residential mortgage loans arising from the initial implementation of the Company’s mortgage banking business strategy during the fourth quarter of fiscal 2016.  These increases in non-interest income were augmented by a decrease in net losses relating to write downs and sales of real estate owned between comparative periods. The noted increases in non-interest income were partially offset by a decrease in miscellaneous income that primarily reflected the recognition of a non-recurring adjustment to gain on bargain purchase during the year ended June 30, 2015 relating to the prior acquisition of Atlas Bank.

Non-interest expense decreased by $5.7 million to $72.4 million for the year ended June 30, 2016 from $78.1 million for the year ended June 30, 2015.  The decrease in non-interest expense primarily reflected the non-recurring $10.0 million charitable contribution that was made by the Company to the KearnyBank Foundation in conjunction with the closing of the Company’s second-step conversion and stock offering that was included in miscellaneous expense in fiscal 2015.  The decrease in miscellaneous expense also reflected a non-recurring recovery of pension plan expense during fiscal 2016 resulting from the Company’s amendment of its Directors Consultation and Retirement Plan (the “DCRP”) during the year.

The noted decreases in non-interest expense were partially offset by increases in other categories including salaries and employee benefits, advertising and marketing, deposit insurance and director compensation expenses.  The increase in compensation-related expense partly reflected the limited and controlled expansion of the Company’s human resources within the Company’s various business lines and, where needed, the supporting operating and risk management departments.  The incremental increase in expense associated with these new resources was partially defrayed by the Company’s efforts to improve overall operating efficiency during fiscal 2016 that resulted in a net decrease in the number of full time equivalent (“FTE”) employees for the year.

The changes in non-interest expense also reflected an increase in advertising and marketing expenses coupled with an increase in director compensation expense attributable to the addition of two independent directors during fiscal 2016.  The increase in non-interest expense also included an increase in deposit insurance expense largely reflected the overall growth in Company’s total assets.

The combined effects of these factors resulted in an increase in pre-tax net income during fiscal 2016 compared with fiscal 2015.  Given the comparative effects of the Company’s recurring tax-favored income sources on taxable net income between periods, including income from municipal obligations and bank-owned life insurance, coupled with the recognition of other non-recurring tax-related adjustments arising, in part, from our second step conversion and prior acquisition of Atlas Bank, the Company recognized income tax expense for fiscal 2016 compared to an income tax benefit recognized for fiscal 2015.

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

Impairment Testing of Goodwill.  We record goodwill, representing the excess of amounts paid over the fair value of net assets of the institutions acquired in purchase transactions, at its fair value at the date of acquisition. Goodwill is tested and deemed impaired when the carrying value of goodwill exceeds its implied fair value. Goodwill was most recently tested as of June 30, 2016, at which time no impairment was indicated. As of that date, we reported goodwill of $108.6 million.  The value of the goodwill can change in the future. We expect the value of the goodwill to decrease if there is a significant decrease in the franchise value of Kearny Bank. If an impairment is determined in the future, we will reflect the loss as an expense in the period in which the impairment is determined, leading to a reduction of our net income for that period by the amount of the impairment.

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

Comparison of Financial Condition at June 30, 2016 and June 30, 2015

General.  Total assets increased $262.9 million to $4.50 billion at June 30, 2016 from $4.24 billion at June 30, 2015.  The net increase in total assets reflected an increase in net loans receivable that was partially offset by decreases in securities and cash and cash equivalents.  The net increase in total assets was largely funded by increases in deposits and borrowings that were partially offset by a net decrease in stockholders’ equity.

Cash and Cash Equivalents.  Cash and cash equivalents, which consist primarily of interest-earning and non-interest-earning deposits in other banks, decreased by $140.9 million to $199.2 million at June 30, 2016 from $340.1 million at June 30, 2015.  The decrease in cash and cash equivalents reflected the deployment of the remaining proceeds raised through the Company’s second-step conversion and stock offering that were not yet fully invested at June 30, 2015.  Such funds were primarily reinvested into the loan portfolio during the first quarter of fiscal 2016.

Notwithstanding the overall decrease between periods, the balance of cash and cash equivalents at June 30, 2016 reflected a temporary accumulation of short-term, liquid assets arising from an increase in loan prepayments during the quarter ended June 30, 2016.  The Company intends to reinvest a significant portion of that excess liquidity back into the loan portfolio during the first quarter of fiscal 2017.

Management actively monitors the level of short term, liquid assets in relation to the expected need for such liquidity to fund the Company’s strategic initiatives while meeting its performance and risk management objectives.  Where appropriate, the Company may alter its liquidity management strategies based upon those objectives.  In that regard, the Company generally expects to reduce the balance of cash and cash equivalents maintained, compared to those balances held at June 30, 2016, to further reduce the opportunity cost of maintaining excess liquidity.

Debt Securities Available for Sale.  Debt securities classified as available for sale decreased by $30.8 million to $389.9 million at June 30, 2016 from $420.7 million at June 30, 2015. The decrease partly reflected principal repayments, net of premium amortization and discount accretion, totaling $20.8 million during the year ended June 30, 2016.  The decrease also reflected a $10.0 million increase in the net unrealized loss of the portfolio to a net unrealized loss of $12.2 million at June 30, 2016 from a net unrealized loss of $2.2 million at June 30, 2015.  The increase in the net unrealized loss reflected changes in the fair value of various sectors within the portfolio arising from movements in market interest rates coupled with a widening of pricing spreads within certain sectors in the portfolio.

The increase in the net unrealized loss on debt securities available for sale was primarily reflected within the applicable “credit sectors” of the portfolio which include asset-backed securities, collateralized loan obligations, corporate bonds and non-pooled trust preferred securities.  The net unrealized loss on this subset of securities increased by $11.7 million to a net unrealized loss of $13.3 million at June 30, 2016 from a net unrealized loss of $1.6 million at June 30, 2015.  The increase largely reflected a general widening of pricing spreads in the marketplace resulting in an overall decrease in the market price of such securities coupled with the adverse effect of certain credit-rating downgrades on specific corporate securities within the portfolio.  The increase in the net unrealized loss on the noted securities was partially offset by a $1.7 million change to an unrealized gain of $1.0 million on government and agency securities, including U.S. agency debentures and municipal obligations, from a net unrealized loss of $623,000 on such securities for the same comparative periods.

Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio as of June 30, 2016.  However, volatility in the financial markets may result in additional decreases in the fair value of the Company’s available for sale securities.  Such volatility may impact the fair value of the securities within the “credit sectors” of the portfolio more adversely than the Company’s government and agency securities.  The adverse effects of such volatility on the current and prospective financial strength of specific corporate issuers, and the resulting impact on the fair value of the related securities held by the Company, will be carefully monitored by management.

Mortgage-backed Securities Available for Sale.  Mortgage-backed securities available for sale decreased by $63.0 million to $283.6 million at June 30, 2016 from $346.6 million at June 30, 2015. The net decrease reflected cash repayment of principal, net of discount accretion and premium amortization, totaling $68.4 million that was partially offset by a $5.4 million increase in the net unrealized gain on the portfolio to a net unrealized gain of $7.5 million at June 30, 2016 from a net unrealized gain of $2.1 million at June 30, 2015.

At June 30, 2016, the available for sale mortgage-backed securities portfolio primarily included agency pass-through securities and agency collateralized mortgage obligations. As of that date, we also held one non-agency mortgage-backed security within the available for sale portfolio whose aggregate carrying value totaled $124,000.  Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio as of that date.

Additional information regarding securities available for sale at June 30, 2016 is presented in the “Business” section of this report as well as in Note 5 and Note 7 to the audited consolidated financial statements.

Debt Securities Held to Maturity.  Debt securities classified as held to maturity decreased by $52.7 million to $167.2 million at June 30, 2016 from $219.9 million at June 30, 2015. The net decrease in the portfolio largely reflected principal repayments, net of premium amortization and discount accretion, totaling $64.9 million during the year ended June 30, 2016.  The net decrease was partially offset by the purchase of $12.2 million in securities during the same period.

At June 30, 2016, the held to maturity debt securities portfolio included U.S. agency debentures and municipal obligations, a small portion of which represent non-rated, short term, bond anticipation notes (“BANs”) issued by New Jersey municipalities.  Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio as of that date.

Mortgage-backed Securities Held to Maturity.  Mortgage-backed securities held to maturity decreased by $33.4 million to $410.1 million at June 30, 2016 from $443.5 million at June 30, 2015. The decrease in the portfolio reflected cash repayment of principal, net of discount accretion and premium amortization, totaling $51.0 million during the year ended June 30, 2016. These decreases were partially offset by purchases of securities totaling $17.6 million during the same period.

At June 30, 2016, the held to maturity mortgage-backed securities portfolio primarily included agency pass-through securities and agency collateralized mortgage obligations. As of that date, we also held four non-agency mortgage-backed securities in the held to maturity portfolio whose aggregate carrying value and fair value totaled $33,000 and $32,000, respectively. Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio as of that date.

Additional information regarding securities available for sale at June 30, 2016 is presented in the “Business” section of this report as well as in Note 6 and Note 7 to the audited consolidated financial statements.

Loans Held-for-Sale.  The Company expanded its residential lending infrastructure during fiscal 2016 to support strategies focused on increasing the origination volume of residential mortgage loans for sale into the secondary market.  Toward that end, the Company hired a new Director of Residential Lending during the quarter ended December 31, 2015 who evaluated and modified the Company’s residential lending function to support that objective.  The anticipated increase in residential mortgage loan origination and sale activity is expected to increase the Company’s level of non-interest income over time through the recognition of additional sources of recurring loan sale gains while serving to help manage the Company’s exposure to interest rate risk.  The noted enhancements to the Company’s residential mortgage lending infrastructure and business strategies were completed during the fourth quarter ended June 30, 2016 and mortgage banking sales activity commenced.  During the quarter ended June 30, 2016, we sold $5.9 million of residential mortgage loans resulting in net sale gains totaling $82,000 for the period.  Loans held for sale at June 30, 2016 totaled $3.3 million and are reported separately from balance of net loans receivable as of that date.

Loans Receivable.  Loans receivable, net of unamortized premiums, deferred costs and the allowance for loan losses, increased by $562.5 million or 26.9% to $2.65 billion at June 30, 2016 from $2.09 billion at June 30, 2015. The increase in net loans receivable was primarily attributable to new loan origination and purchase volume outpacing loan repayments during the year ended June 30, 2016.

Residential mortgage loans held in portfolio, including home equity loans and lines of credit, increased by $10.8 million to $694.8 million at June 30, 2016 from $684.0 million at June 30, 2015. The increase was primarily attributable to an increase in the balance of one-to-four family first mortgage loans of $12.9 million to $605.2 million at June 30, 2016 from $592.3 million at June 30, 2015.  The net increase also reflected an $87,000 increase in the balance of home equity loans to $70.3 million at June 30, 2016.  These increases were partially offset by a $2.2 million decrease in the balance of home equity lines of credit to $19.2 million at June 30, 2016 from $21.4 million at June 30, 2015.

The growth in the portfolio during fiscal 2016 reflected the Company’s intent to modestly increase the outstanding balance of residential mortgage loans held in portfolio while allowing the segment to continue to decline as a percentage of total loans and earning assets.  In total, the origination and purchase volume of portfolio residential mortgage loans for the year ended June 30, 2016 were $87.2 million and $36.3 million, respectively, while aggregate originations of home equity loans and home equity lines of credit totaled $22.7 million for that same period.

Commercial loans, in aggregate, increased by $540.6 million to $1.95 billion at June 30, 2016 from $1.41 billion at June 30, 2015. The components of the aggregate increase included an increase in commercial mortgage loans totaling $551.9 million that was partially offset by an $11.2 million decrease in commercial business loans.  The ending balances of commercial mortgage loans and commercial business loans at June 30, 2016 were $1.86 billion and $88.2 million, respectively.

Commercial loan origination volume for the year ended June 30, 2016 totaled $510.1 million, comprising $489.3 million and $20.8 million of commercial mortgage and commercial business loan originations, respectively. Commercial loan originations were augmented with the purchase of commercial mortgage loans and participations totaling $274.9 million coupled with the purchase of commercial business loans totaling $19.8 million during the year ended June 30, 2016.

The outstanding balance of construction loans, net of loans-in-process, decreased by $3.7 million to $2.0 million at June 30, 2016 from $5.7 million at June 30, 2015. Construction loan disbursements for the year ended June 30, 2016 totaled $1.1 million.

Other loans, primarily comprising account loans, deposit account overdraft lines of credit and other consumer loans, increased by $21.1 million to $25.4 million at June 30, 2016 from $4.3 million at June 30, 2015.  The balance of consumer loans at June 30, 2016 includes loans acquired through the Company’s relationship with Lending Club, an established peer-to-peer (i.e. marketplace) lender.  Through this relationship, the Company has purchased high-quality, unsecured consumer loans originated through Lending Club’s online platform.  The Company generally limits its purchases of Lending Club loans to those issued to qualified borrowers falling within the three highest credit tiers defined within Lending Club’s proprietary credit risk model.

At June 30, 2016, the outstanding balance of the Company’s Lending Club loans totaled $21.8 million, representing the outstanding balance of 1,252 loans with a weighted average interest rate of 9.78% and weighted average FICO scores and debt-to-income ratios of 729 and 17.9%, respectively.  A total of 14 Lending Club loans with aggregate outstanding balances totaling

$260,000, or 1.20% of total Lending Club loans, were “120 days or less past due” at June 30, 2016 while three loans totaling $51,000 were charged off during the year ended June 30, 2016.

The Company generally intends to limit the outstanding balance of its Lending Club loan portfolio to an initial threshold of approximately $25.0 million in aggregate outstanding balances.  However, the Company temporarily suspended its purchases of Lending Club loans during the quarter ended June 30, 2016 based upon recently disclosed events that resulted in the resignation of the Lending Club’s founder and CEO.  Subject to a satisfactory resolution of these matters, the Company generally intends to maintain the balance of its portfolio within the noted threshold for a period of time while continuing to independently monitor and validate the performance of the portfolio in relation to the Company’s expectations as well as those of Lending Club’s proprietary credit risk model.  Additional investment in Lending Club loans may be considered by the Company after a sufficient period of time to properly gauge performance of the initial portfolio and quality of loan servicing and reporting rendered by Lending Club.

The Company purchased a total of $25.5 million through Lending Club during the year ended June 30, 2016 while internal originations of other consumer loans totaled approximately $1.1 million for the same period.

Nonperforming Loans.  Nonperforming loans decreased by $1.8 million to $21.1 million, or 0.79% of total loans at June 30, 2016, from $22.9 million or 1.09% of total loans at June 30, 2015. Nonperforming generally include loans reported as “accruing loans over 90 days past due” and loans reported as “nonaccrual” with such balances totaling $38,000 and $21.0 million, respectively, at June 30, 2016.

Additional information about the Company’s nonperforming loans at June 30, 2016 is presented in the “Business” section of this report as well as in Note 9 to the audited consolidated financial statements.

Allowance for Loan Losses.  During the year ended June 30, 2016, the balance of the allowance for loan losses increased by $8.6 million to $24.2 million or 0.90% of total loans at June 30, 2016 from $15.6 million or 0.74% of total loans at June 30, 2015. The increase resulted from provisions of $10.7 million during the year ended June 30, 2016 that were partially offset by charge-offs, net of recoveries, totaling $2.1 million.

Additional information about the allowance for loan losses at June 30, 2016 is presented in the “Business” section of this report as well as in Note 1 and Note 9 to the audited consolidated financial statements.

Other Assets.  The aggregate balance of other assets, including premises and equipment, FHLB stock, interest receivable, goodwill, bank owned life insurance, deferred income taxes and other miscellaneous assets, increased by $17.8 million to $397.0 million at June 30, 2016 from $379.2 million at June 30, 2015.

The increase in other assets reflected a $8.1 million increase in deferred income tax assets arising primarily from changes in the fair value of the Company’s available for sale securities and derivatives portfolios coupled with an increase in the allowance for loan losses.  The increase also reflected a $3.1 million increase in FHLB stock resulting from an increase in short-term advances drawn during the year ended June 30, 2016 coupled with a $5.6 million increase in the cash surrender value of the Company’s bank-owned life insurance policies.

The noted increases in other assets included a $116,000 decrease in the balance of real estate owned (“REO”) to $826,000, representing the carrying value of three properties at June 30, 2016, from $942,000, representing the carrying value of two properties at June 30, 2015.

The remaining increases and decreases in other assets during the year ended June 30, 2016 generally comprised normal operating fluctuations in their respective balances.

Deposits.  Total deposits increased by $229.2 million to $2.69 billion at June 30, 2016 from $2.47 billion at June 30, 2015.  The increase in deposit balances reflected a $209.0 million increase in interest-bearing deposits coupled with a $20.2 million increase in non-interest-bearing checking accounts.  The net increase in interest-bearing deposits comprised increases in certificates of deposit and interest-bearing checking accounts totaling $205.7 million and $8.2 million, respectively, that were partially offset by a $4.9 million decrease in the balance of savings and club accounts for the year ended June 30, 2016.

The increase in the balance of certificates of deposit largely reflected the effects of attractive retail pricing offered on a limited number of promotional products during specific periods in fiscal 2016 to fund a portion of the growth in loans during the period while also providing opportunities to cross-sell core deposit products to newly acquired customers.  The attractive pricing on certain certificate of deposit products resulted in a limited amount of disintermediation from interest-bearing checking accounts which contributed to the limited growth or declines in those balances.  The concurrent increase in non-interest-bearing deposits partly reflected fluctuating balances within certain large commercial deposit accounts.  Notwithstanding these day-to-day fluctuations, the average balance of non-interest-bearing deposits has increased by $7.5 million to $225.4 million for the year ended June 30, 2016 compared to $217.9 million for the year ended June 30, 2015.

The change in deposit balances for the period reflected changes in the balances of retail deposits as well as “non-retail” deposits acquired through various wholesale channels. The $8.2 million increase in the balance of interest-bearing checking accounts reflected a $10.2 million increase in the balance of retail accounts that was partially offset by a $2.0 million decrease in the balance of brokered money market deposits acquired through Promontory’s IND program whose balances decreased to $224.1 million, or 8.3% of total deposits at June 30, 2016, from $226.2 million, or 9.2% of total deposits at June 30, 2015. The terms of the IND program generally establish a reciprocal commitment for Promontory to deliver and for us to accept such deposits for a period of no less than five years during which time total aggregate balances shall be maintained within a range of $200.0 million to $230.0 million. Such deposits are generally sourced by Promontory from large retail and institutional brokerage firms whose individual clients seek to have a portion of their investments held in interest-bearing accounts at FDIC-insured institutions.  The decrease in IND program balances was more than offset by a $10.2 million increase in retail interest-bearing checking accounts.

We continued to utilize a deposit listing service through which we attract “non-brokered” wholesale time deposits targeting institutional investors with an original investment horizon of three-to-five years.  We generally prohibit the withdrawal of our listing service deposits prior to maturity. The balance of the Bank’s listing service time deposits remained stable at $89.9 million representing 3.3% and 3.6% of total deposits at June 30, 2016 and June 30, 2015, respectively.

We also maintain a small portfolio of longer-term, brokered certificates of deposit that were originally acquired during fiscal 2014 whose balances decreased by approximately $10.0 million to $8.4 million at June 30, 2016 from $18.4 million at June 30, 2015. In combination with our Promontory IND money market deposits, our brokered deposits totaled $232.5 million, or 8.6% of deposits at June 30, 2016 compared to $244.6 million, or 9.9% of total deposits at June 30, 2015.

Given the decline in the balances of wholesale time deposits, the net increase in certificates of deposit was primarily attributable to an increase in retail time deposits.

Borrowings.  The balance of borrowings increased by $42.9 million to $614.4 million at June 30, 2016 from $571.5 million at June 30, 2015. The increase in borrowings primarily reflected an additional short-term advance of $50.0 million drawn during the year ended June 30, 2016 whose cost had been effectively fixed over a five-year period based on a previously executed interest rate swap transaction whose terms became effective during the period.  At June 30, 2016, the wholesale funding associated with all of the Company’s outstanding interest rate derivatives has been fully drawn with such swaps and caps expected to serve as effective cash flow hedges over their remaining terms to maturity.

The increase in borrowings also reflected a $541,000 increase in outstanding overnight “sweep account” balances linked to customer demand deposits.

Other Liabilities.  The balance of other liabilities, including advance payments by borrowers for taxes and other miscellaneous liabilities, increased by $10.5 million to $43.2 million at June 30, 2016 from $32.7 million at June 30, 2015. The increase primarily reflected changes in the fair value of the Company’s derivatives coupled with normal operating fluctuations in the balances of other liabilities.

Stockholders’ Equity.  Stockholders’ equity decreased by $19.7 million to $1.15 billion at June 30, 2016 from $1.17 billion at June 30, 2015.  As noted above, the decrease in stockholders’ equity largely reflected the impact of the Company’s share repurchases during fiscal 2016.  The Company initiated a new share repurchase program in May 2016 through which it intends to repurchase a total of 9,352,809 shares, or 10%, of its outstanding shares.  Through June 30, 2016, the Company repurchased 1,706,182 shares, or 18.2% of the shares to be repurchased under the current program, at a total cost of $22.3 million and at an average cost of $13.06 per share.  The net decrease in stockholders’ equity also reflected a $9.0 million increase in accumulated other comprehensive loss due primarily to changes in the fair value of the Company’s available for sale securities portfolio and outstanding derivatives.  This decrease was partially offset by net income of $15.8 million, less $7.2 million in cash dividends paid to shareholders, coupled with a $1.9 million reduction of unearned ESOP shares for plan shares earned during the year ended June 30, 2016.

Comparison of Operating Results for the Years Ended June 30, 2016 and June 30, 2015

General.  Net income for the year ended June 30, 2016 was $15.8 million or $0.18 per diluted share, an increase of $10.2 million compared to $5.6 million or $0.06 per diluted share for the year ended June 30, 2015.  The increase in net income was partly attributable to the effect of the non-recurring $10.0 million charitable contribution that was made by the Company to the KearnyBank Foundation in conjunction with the closing of the Company’s second-step conversion and stock offering in fiscal 2015.  The increase in net income also reflected increases in net interest income and non-interest income that were partially offset by an increase in the provision for loan losses and an increase in non-interest expense, excluding the effects of charitable contribution noted earlier.  In total, these factors resulted in an increase in pre-tax net income between comparative periods.  The Company recorded income tax expense for the year ended June 30, 2016.  However, the effects of the Company’s tax-favored income sources, coupled with other reductions in income tax expense, resulted in the Company recording a net income tax benefit for the year ended June 30, 2015.

Net Interest Income.  Net interest income for the year ended June 30, 2016 was $95.0 million, an increase of $14.4 million from $80.6 million for the year ended June 30, 2015.  The increase in net interest income between the comparative periods resulted from an increase in interest income that was partially offset by an increase in interest expense.  As discussed in greater detail below, the increase in interest income was attributable to an increase in the average balance of interest-earning assets augmented by an increase in their average yield.  The increase in interest expense resulted from an increase in the average balance of interest-bearing liabilities coupled with an increase their average cost.  The average yields and average costs between comparative periods continued to reflect the effects of low interest rates that were prevalent in the marketplace throughout most of fiscal 2016.

As a result of these factors, our net interest rate spread decreased 14 basis points to 2.06% for the year ended June 30, 2016 from 2.20% for the year ended June 30, 2015.  The decrease in the net interest rate spread reflected a 19 basis point increase in the average cost of interest-bearing liabilities to 1.07% from 0.88% while the yield on earning assets increased by five basis points to 3.13% from 3.08% between those same comparative periods.  A discussion of the factors contributing to the overall change in yield on interest-earning assets and average cost of interest-bearing liabilities is presented in the separate discussion and analysis of interest income and interest expense below.

The factors resulting in the decrease in net interest rate spread also adversely affected our net interest margin.  However, the effects of those factors were more than offset by the beneficial impact to net interest income arising from the increase in the average balance of interest-earning assets that was attributable to the investment of the net capital proceeds raised in conjunction with the closing of the Company’s second step conversion and stock offering in May 2015.  Consequently, the Company’s net interest margin increased by one basis point to 2.35% for the year ended June 30, 2016 from 2.34% for the year ended June 30, 2015.

Interest Income.  Total interest income increased $20.8 million to $126.9 million for the year ended June 30, 2016 from $106.0 million for the year ended June 30, 2015.  As noted above, the increase in interest income reflected increases in both the average balance and average yield of interest-earning assets.  The average balance of interest-earning assets increased by $603.4 million to $4.05 billion for the year ended June 30, 2016 from $3.45 billion for the year ended June 30, 2015.  For those same comparative periods, the average yield on interest-earning assets declined five basis points to 3.13% from 3.08%.

Interest income from loans increased $21.3 million to $98.0 million for the year ended June 30, 2016 from $76.6 million for the year ended June 30, 2015.  The increase in interest income on loans was attributable to a net increase in the average balance of loans that was partially offset by a decline in their average yield.

The average balance of loans increased by $662.5 million to $2.51 billion for the year ended June 30, 2016 from $1.85 billion for the year ended June 30, 2015.  The reported increase in the average balance of loans primarily reflected an aggregate increase of $607.5 million in the average balance of commercial loans to $1.78 billion for the year ended June 30, 2016 from $1.18 billion for the year ended June 30, 2015.  Our commercial loans generally comprise commercial mortgage loans, including multi-family and nonresidential mortgage loans, as well as secured and unsecured commercial business loans.  The increase in the average balance of commercial loans include the effects of loan purchases funded with a portion of the proceeds raised in the Company’s second-step conversion and stock offering that closed in May 2015.

The increase in the average balance of total loans also reflected a net increase in the average balance of residential mortgage loans which increased by $43.5 million to $706.3 million for the year ended June 30, 2016 from $662.9 million for the year ended June 30, 2015.  Our residential mortgages generally comprise one- to four-family first mortgage loans, home equity loans and home equity lines of credit.

For those same comparative periods, the average balance of construction loans decreased $2.8 million to $4.2 million from $7.0 million while the average balance of consumer loans increased $10.8 million to $15.5 million from $4.7 million.  The increase in the average balance of consumer loans for fiscal 2016 primarily reflected the effects of the loans acquired through the Company’s relationship with Lending Club.

The effect on interest income attributable to the net increase in the average balance of loans was partially offset by the noted decrease in their average yield.  The average yield on loans decreased by 24 basis points to 3.90% for the year ended June 30, 2016 from 4.14% for the year ended June 30, 2015.  The reduction in the overall yield on our loan portfolio largely reflects the continuing effect of low market interest rates.  Specifically, the average yield on the newly originated loans that have provided the incremental growth in the portfolio during fiscal 2016 reflects the generally low level of interest rates prevalent in the marketplace which reduces the overall yield of the loan portfolio.

Interest income from mortgage-backed securities decreased by $1.3 million to $17.3 million for the year ended June 30, 2016 from $18.6 million for the year ended June 30, 2015.  The decrease in interest income reflected a decrease in the average yield of mortgage-backed securities that was partially offset by an increase in their average balance.

The average yield on mortgage-backed securities decreased by 32 basis points to 2.33% for the year ended June 30, 2016 from 2.65% for the year ended June 30, 2015.  The decrease in the overall yield of the mortgage-backed securities portfolio largely reflected the comparatively lower yields of securities purchased during fiscal 2016.

For those same comparative periods, the average balance of mortgage-backed securities increased by $37.6 million to $741.2 million from $703.6 million.  The increase in the average balance of mortgage-backed securities largely reflects the effects of security purchases that outpaced principal repayments between comparative periods.  The increase in the average balance of mortgage-backed securities include the effects of security purchases funded with a portion of the proceeds raised in the Company’s second-step conversion and stock offering that closed in May 2015.

Interest income from debt securities increased by $717,000 to $9.9 million for the year ended June 30, 2016 from $9.2 million for the year ended June 30, 2015.  The increase in interest income reflected an increase in the average yield on debt securities that was partially offset by a decrease in their average balance.  The average yield on debt securities increased 21 basis points to 1.65% for the year ended June 30, 2016 from 1.44 % for the year ended June 30, 2015.   For those same comparative periods, the average balance of debt securities decreased $34.8 million to $602.4 million from $637.2 million.

The increase in the average yield on debt securities reflected a 22 basis point increase in the yield on taxable securities to 1.57% during the year ended June 30, 2016 from 1.35% during the year ended June 30, 2015.  For those same comparative periods, the yield on tax-exempt securities increased four basis points to 1.99% from 1.95%.

The decrease in the average balance of debt securities was largely attributable to a $43.5 million decrease in the average balance of taxable securities to $492.4 million for the year ended June 30, 2016 from $535.9 million for the year ended June 30, 2015.  For those same comparative periods, the average balance of tax-exempt securities increased by $8.7 million to $110.0 million from $101.3 million.

Interest income from other interest-earning assets increased by $173,000 to $1.8 million for the year ended June 30, 2016 from $1.6 million for the year ended June 30, 2015 reflecting an increase in the average yield that was partially offset by a decline in the average balance.  The average yield on other interest-earning assets increased by 29 basis points to 0.91% for the year ended June 30, 2016 from 0.62% for the year ended June 30, 2015.  For those same comparative periods, the average balance of other interest-earning assets decreased by $61.7 million to $194.5 million from $256.2 million.

The changes in the average balance and average yield on other interest-earning assets between comparative periods largely reflects the effects of a temporary increase in low-yielding cash and cash equivalents held during the fourth quarter of fiscal 2015.  The increase in these short-term liquid assets during that quarter largely reflected the funds received and held during the subscription phase of our second-step conversion and stock offering as well as the excess liquidity held after the closing of the transaction pending their investment into other higher yielding assets during the first quarter of fiscal 2016.

Interest Expense.  Total interest expense increased by $6.5 million to $31.9 million for the year ended June 30, 2016 from $25.4 million for the year ended June 30, 2015.  The increase in interest expense resulted from an increase in the average balance of interest-bearing liabilities as well as an increase in their average cost. The average balance of interest-bearing liabilities increased by $78.5 million to $2.97 billion for the year ended June 30, 2016 from $2.90 billion for the year ended June 30, 2015.  For those same comparative periods, the average cost of interest-bearing liabilities increased 19 basis points to 1.07% from 0.88%.

Interest expense attributed to deposits increased by $2.8 million to $18.7 million for the year ended June 30, 2016 from $15.9 million for the year ended June 30, 2015.  The increase in interest expense was attributable to an increase in the average balance of interest-bearing deposits coupled with an increase in their average cost.

The average balance of interest-bearing deposits increased by $18.2 million to $2.36 billion for the year ended June 30, 2016 from $2.34 billion for the year ended June 30, 2015.  For the comparative periods noted, the average balance of certificates of deposit increased by $91.4 million to $1.12 billion from $1.03 billion, while the average balance of savings and club accounts increased $566,000 to $516.4 million from $515.8 million.  These increases were partially offset by a $73.8 million decrease in the average balance of interest-bearing checking accounts to $723.1 million from $797.0 million.

The cost of interest-bearing deposits increased by 11 basis points to 0.79% for the year ended June 30, 2016 from 0.68% for the year ended June 30, 2015.  The net increase in the average cost was partly attributable to a 13 basis point increase in the average cost of certificates of deposit which increased to 1.22% for the year ended June 30, 2016 from 1.09% for the year ended June 30, 2015.  For those same comparative periods, the average cost of interest-bearing checking accounts increased nine basis points to 0.59% from 0.50%, while the average cost of savings and club accounts remained stable at 0.16% between those same comparative periods.

The decrease in the average balance of interest-bearing checking accounts and the corresponding increase in their average cost largely reflected the effects of the low-cost funds held in such accounts during the subscription phase of our second step conversion and stock offering in fiscal 2015.  Conversely, the increase in the average balance and average cost of certificates of deposits largely reflected the effects of attracting higher-cost, longer-term funding through our retail deposit channels for interest rate risk management purposes.

Interest expense attributed to borrowings increased by $3.7 million to $13.2 million for the year ended June 30, 2016 from $9.5 million for the year ended June 30, 2015.  The increase in interest expense on borrowings reflected increases in their average balance and average cost.  The average balance of borrowings increased by $60.3 million to $617.5 million for the year ended June 30, 2016 from $557.2 million for the year ended June 30, 2015.  For those same comparative periods, the average cost of borrowings increased 44 basis points to 2.14% from 1.70%.

The net increase in the average balance of borrowings largely reflected a $55.6 million increase in the average balance of FHLB advances which increased to $582.1 million for the year ended June 30, 2016 from $526.5 million for the year ended June 30, 2015.  For those same comparative periods, the average cost of FHLB advances increased 47 basis points to 2.24% from 1.77%.  As noted earlier, the increase in the average balance of FHLB advances primarily reflected an additional short-term advance of $50.0 million drawn during the year ended June 30, 2016 whose cost had been effectively fixed over a five-year period based on a previously executed interest rate swap transaction whose terms became effective during the period.

The net increase in the average balance of borrowings also reflected a $4.7 million increase in the average balance of other borrowings, comprised primarily of depositor sweep accounts, to $35.4 million from $30.7 million. The average cost of sweep accounts increased one basis point to 0.51% from 0.50% between comparative periods.

Provision for Loan Losses.  The provision for loan losses increased $4.6 million to $10.7 million for the year ended June 30, 2016 from $6.1 million for the year ended June 30, 2015.  The net increase in the provision primarily reflected updates to historical and environmental loss factors utilized to measure impairment on collectively evaluated loans.  The increase in provision expense also reflected the greater growth in such loans during fiscal 2016 compared to fiscal 2015.  The increase in provision expense attributable to these factors was partially offset by a net decrease in specific losses recognized on loans evaluated individually for impairment that largely reflected a higher level of recoveries recognized on such loans during fiscal 2016 compared to fiscal 2015.

Additional information regarding the allowance for loan losses and the associated provisions recognized during the year ended June 30, 2016 is presented in the “Business” section of this report as well as in Note 1 and Note 9 to the audited consolidated financial statements.

Non-Interest Income.  Non-interest income, excluding gains and losses on the sale of securities and REO, increased by $2.2 million to $10.9 million for the year ended June 30, 2016 from $8.7 million for the year ended June 30, 2015.  The increase was partly attributable an increase in the income arising from our investment in bank-owned life insurance due largely to the growth in the average balance of the cash surrender value of the various policies held by the Company.  The Company had also recognized payouts on life insurance policies totaling $1.4 million during the prior year ended June 30, 2015 for which no such payouts were recognized during the year ended June 30, 2016.  Absent the effect of these payouts, income from bank owned life insurance increased by approximately $3.0 million reflecting the noted increase in the average balance of the policies less the effects of a decrease in the earnings rate on such policies attributable to the sustained effects of lower long-term market interest rates.

The increase in non-interest income also reflected a net increase in fees and service charges that was primarily attributable to an increase in loan prepayment charges.  The increase in loan prepayment charges were augmented, to a lesser degree, by a net increase in deposit-related fees and service charges, including ATM and debit card transaction fees separately reported under electronic banking fees and charges.

The increase in non-interest income reflected an increase in loan sale gains attributable to a $243,000 increase in SBA loan sale gains reflecting an overall increase in related loan origination and sale activity.  The increase in loan sale gains also reflected $82,000 in gains on sale of residential mortgage loans arising from the initial implementation of the Company’s mortgage banking business strategy during the fourth quarter of fiscal 2016.

The noted increases in non-interest income were partially offset by a decrease in miscellaneous income that primarily reflected the recognition of a $370,000 non-recurring adjustment to gain on bargain purchase during the year ended June 30, 2015 relating to the Company’s prior acquisition of Atlas Bank.

The noted net increase in non-interest income was augmented by a decrease in net losses relating to write downs and sales of real estate owned between comparative periods.  The decrease in losses relating to the disposal of real estate owned were partially offset by a nominal decrease in gains arising from the sale and call of securities.

Non-Interest Expenses.  Non-interest expense decreased by $5.7 million to $72.4 million for the year ended June 30, 2016 from $78.1 million for the year ended June 30, 2015.  However, non-interest expense for fiscal 2015 included a non-recurring $10.0 million charitable contribution that was made by the Company to the KearnyBank Foundation in conjunction with the closing of the Company’s second-step conversion and stock offering.  Excluding the effect of that charitable contribution, included in miscellaneous expense during the prior fiscal year, non-interest expense increased by $4.3 million during fiscal 2016 compared to fiscal 2015.

The increase in non-interest expense, as adjusted, reflected increases in salaries and employee benefits, advertising and marketing, deposit insurance and director compensation expenses that were partially offset by a decrease in other miscellaneous expense coupled with less noteworthy decreases in premises occupancy expense and equipment and systems expense that generally reflected normal operating fluctuations within those categories.

The increase in salaries and employee benefits expense partly reflected the limited and controlled expansion of the human resources within our various business lines and, where needed, the supporting operating and risk management departments.  The incremental increase in expense associated with these new resources was partially defrayed by our efforts to improve overall operating efficiency during fiscal 2016 that resulted in a net decrease in the number of full time equivalent (“FTE”) employees for the year that was achieved largely through reallocation and attrition of resources.  The increase in compensation-related expenses also included an increase in the cost of employee healthcare benefits as well as an increase in ESOP expense that was primarily attributable to the increase in the Company’s average share price between comparative periods.

The noted increase in advertising and marketing expenses was largely attributable to expanded corporate and business line advertising campaigns across the print, electronic media and outdoor advertising formats while the reported increase in deposit insurance expense largely reflected the overall growth in Company’s total assets that serves as a contributing basis to the calculation of FDIC insurance premiums.

The increase in non-interest expense also reflected an increase in director compensation expense that was primarily attributable to the addition of two independent directors during fiscal 2016.  This increase in director compensation was more than offset by the effect of a non-recurring curtailment gain on pension plan expense totaling $931,000 that was recognized in miscellaneous expense during fiscal 2016.  The curtailment gain resulted from the amendment of the Company’s Directors Consultation and Retirement Plan (the “DCRP”) during the year.  The noted amendments froze the DCRP such that no additional DCRP benefits accrue to any participant after December 31, 2015 and revised the minimum age requirement for benefit vesting purposes.

Provision for Income Taxes.  The provision for income taxes increased by $8.1 million to income tax expense of $6.8 million for the year ended June 30, 2016 from an income tax benefit of $1.3 million for the year ended June 30, 2015.  The provision for both periods reflected the effects of the Company’s recurring sources of tax-favored income on taxable net income for each year.  Such recurring tax-favored income sources include interest income on municipal obligations and the income arising from periodic increases in the cash surrender value of bank owned life insurance.

However, the taxable portion of the Company’s net income for fiscal 2015 also reflected the effects of certain non-recurring sources of non-taxable income including a $1.4 million payout on bank-owned life insurance policies.  In that regard, we also recognized a non-taxable adjustment to gain on bargain purchase totaling $370,000 during fiscal 2015 relating to the acquisition of Atlas Bank that exceeded the original bargain purchase gain of $226,000 recognized on that transaction during fiscal 2014.

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

After adjusting for the effects of these recurring and non-recurring factors, the overall increase in the income tax provision largely reflected the underlying differences in the taxable portion of pre-tax income between comparative periods.  Our effective income tax rate for the year ended June 30, 2016 was 30.0%, which primarily reflected the effects of recurring sources of tax-favored income. By comparison, our effective income tax rate (benefit) during the year ended June 30, 2015 was (29.1)% which, in relation to statutory income tax rates, reflected the effects of the recurring and non-recurring items noted above.

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

The effect on interest income attributable to the net increase in the average balance of loans was partially offset by the noted decrease in their average yield.  The average yield on loans decreased by 17 basis points to 4.14% for the year ended June 30, 2015 from 4.31% for the year ended June 30, 2014.  The reduction in the overall yield on our loan portfolio partly reflects the overall effect of lower market interest rates.  Specifically, the average yield on the newly originated loans that have provided the incremental growth in the portfolio during fiscal 2015 reflected the generally low level of interest rates prevalent in the marketplace during the year which reduced the overall yield of the loan portfolio.

Interest income from mortgage-backed securities decreased by $2.2 million to $18.6 million for the year ended June 30, 2015 from $20.8 million for the year ended June 30, 2014.  The decrease in interest income reflected a decrease in the average balance of mortgage-backed securities that was partially offset by an increase in their average yield.

The average balance of mortgage-backed securities decreased by $99.6 million to $703.6 million for the year ended June 30, 2015 from $803.2 million for the year ended June 30, 2014.  The decrease in the average balance of mortgage-backed securities largely reflected principal repayments and security sales that outpaced the level of security purchases between comparative periods.

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

The changes in the average balance and average yield on other interest-earning assets between comparative periods largely reflected the effects of the increase in low-yielding cash and cash equivalents held during the fourth quarter of fiscal 2015.  The increase in these short-term liquid assets during that quarter reflected the funds received and held during the subscription phase of our second step conversion and stock offering as well as the excess liquidity held after the closing of the transaction pending their investment into other higher yielding assets.

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

The increase in the average balance of interest-bearing checking accounts and the corresponding decrease in their average cost partly reflected the effects of the low-costing funds held in such accounts during the subscription phase of our second step conversion and stock offering.  Conversely, the increase in the average balance and average cost of certificates of deposits largely reflected the effects of attracting higher-cost, longer-term funding through the wholesale deposit channels for interest rate risk management purposes.

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

In addition to the changes in non-interest income noted above, we also recognized net security sale gains totaling $7,000 during the year ended June 30, 2015 compared to $1.5 million of such gains recognized during the year ended June 30, 2014.  We also recognized net losses totaling $793,000 arising from the write down and sale of real estate owned during the year ended June 30, 2015 compared to net losses of $441,000 recognized during the earlier comparative period.  The increase in losses primarily reflected a $510,000 write down on one foreclosed property held in real estate owned during the year ended June 30, 2015 to reflect a decline in its fair value based on an updated property appraisal and listing agreement.  The property, located in Absecon, New Jersey, had been operated as a hotel until both the property and business were abandoned by the borrower, which resulted in a rapid and severe deterioration of the property’s condition and decline in fair value.  The property was cleaned and secured and was listed for sale at June 30, 2015 and subsequently sold during the quarter ended December 31, 2015.

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

To a lesser extent, the noted increase in salaries and employee benefits expense also reflected an increase in ESOP expense attributable to the increase in our share value between comparative periods coupled with an increase in stock benefit plan expenses attributable to stock options and shares of restricted stock granted to employees during the fourth quarters of fiscal 2014 and fiscal 2015.  The increase also reflected an increase in health insurance premiums that went into effect during fiscal 2015.

The noted increases in salaries and employee benefits were partially offset by adjustments to accrued employee pension expense during the year ended June 30, 2015 arising from changes to actuarial assumptions relating to the Company’s multi-employer defined benefit pension plan for employees.  Such adjustments reduced the required contributions and associated expense that were recognized during the fiscal year ended June 30, 2015.

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

The increase in miscellaneous expense was partly attributable to an increase in professional and consulting service fees including, but not limited to, those relating to personnel recruitment expenses supporting expansion of our commercial lending resources as well as certain consulting expenses relating to our second step conversion that were not considered direct costs of the stock offering and were therefore expensed as incurred.  Such increases also include additional audit and income tax-related expenses arising from the Company’s acquisition of Atlas.  The increase also reflected growth in loan-related underwriting and processing charges as well as an increase in loan-related servicing fees.  Less noteworthy increases in miscellaneous expense were also reflected in corporate insurance, postage, telephone, regulatory assessment and REO-related expenses as well as an increase in core deposit intangible amortization expense resulting from the Atlas acquisition.

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

After adjusting for the effects of these recurring and non-recurring factors, the overall decrease in the income tax provision largely reflected the underlying differences in the taxable portion of pre-tax income between comparative periods.  Our effective income tax rate (benefit) during the year ended June 30, 2015 was (29.1)% which, in relation to statutory income tax rates, reflected the effects of the recurring and non-recurring items noted above.  By comparison, our effective income tax rate for the year ended June 30, 2014 was 29.3% which primarily reflected the effects of recurring sources of tax-favored income and a comparatively lesser effect from non-recurring factors.

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

				At June 30,
	At June 30, 2016			2016				2015				2014
	Actual Balance		Weighted Average Interest Rate	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
	(Dollars In Thousands)
Interest-earning assets:
Loans receivable (1)	$2,677,303		3.92%	$2,512,231		$97,956	3.90%	$1,849,785		$76,614	4.14%	$1,548,746		$66,794	4.31%
Mortgage-backed securities (2)	686,226		2.36	741,163		17,251	2.33	703,576		18,634	2.65	803,211		20,827	2.59
Debt securities: (2)
Tax-exempt	109,668		2.01	110,023		2,191	1.99	101,333		1,978	1.95	94,737		1,839	1.94
Taxable	459,640		1.74	492,381		7,719	1.57	535,914		7,215	1.35	446,644		5,341	1.20
Other interest-earning assets (3)	208,485		0.99	194,451		1,771	0.91	256,212		1,598	0.62	133,856		1,018	0.76
Total interest-earning assets	4,141,322		3.22	4,050,249		126,888	3.13	3,446,820		106,039	3.08	3,027,194		95,819	3.17
Non-interest-earning assets	358,737			355,110				271,081				252,005
Total assets	$4,500,059			$4,405,359				$3,717,901				$3,279,199

Interest-bearing liabilities:
Interest-bearing demand	$732,633		0.40	$723,130		$4,245	0.59	$796,963		$3,961	0.50	$722,999		$3,790	0.52
Savings and club	516,024		0.16	516,390		851	0.16	515,824		819	0.16	473,917		739	0.16
Certificates of deposit	1,207,425		1.29	1,116,906		13,577	1.22	1,025,482		11,159	1.09	974,426		10,009	1.03
Total interest-bearing deposits	2,456,082		0.79	2,356,426		18,673	0.79	2,338,269		15,939	0.68	2,171,342		14,538	0.67
Borrowings	614,423		1.24	617,510		13,230	2.14	557,168		9,492	1.70	420,282		7,460	1.77
Total interest-bearing liabilities	3,070,505		0.88	2,973,936		31,903	1.07	2,895,437		25,431	0.88	2,591,624		21,998	0.85
Non-interest-bearing liabilities (4)	281,925			265,285				246,631				219,082
Total liabilities	3,352,430			3,239,221				3,142,068				2,810,706
Stockholders' equity	1,147,629			1,166,138				575,833				468,493
Total liabilities and stockholders' equity	$4,500,059			$4,405,359				$3,717,901				$3,279,199

Net interest income						$94,985				$80,608				$73,821
Interest rate spread (5)			2.34%				2.06%				2.20%				2.32%
Net interest margin (6)							2.35%				2.34%				2.44%
Ratio of interest-earning assets to interest-bearing liabilities	1.35	X		1.36	X			1.19	X			1.17	X

(1)

Loans held-for-sale and non-accruing loans have been included in loans receivable and the effect of such inclusion was not material. Allowance for loan losses has been included in non-interest-earning assets.

(2)	Mark-to-market valuation allowances have been excluded in the balances of interest-earning assets.
(3)	Includes interest-bearing deposits at other banks and Federal Home Loan Bank of New York capital stock.
(4)

Includes actual balance of non-interest-bearing deposits of $238,751,000 at June 30, 2016 and average balances of non-interest-bearing deposits of $225,396,000, $217,856,000, and $196,490,000 for the years ended June 30, 2016, 2015 and 2014, respectively.

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

	Years Ended June 30, 2016 versus Year Ended June 30, 2015			Years Ended June 30, 2015 versus Year Ended June 30, 2014
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest and dividend income
Loans receivable	$26,010	$(4,668)	$21,342	$12,541	$(2,721)	$9,820
Mortgage-backed securities	957	(2,340)	(1,383)	(2,660)	467	(2,193)
Debt securities:
Tax-exempt	172	41	213	129	10	139
Taxable	(617)	1,121	504	1,153	721	1,874
Other interest-earning assets	(447)	620	173	795	(215)	580
Total interest-earning assets	$26,076	$(5,227)	$20,849	$11,958	$(1,738)	$10,220

Interest expense:
Interest-bearing demand	$(391)	$675	$284	$334	$(163)	$171
Savings and club	32	-	32	80	-	80
Certificates of deposit	1,034	1,384	2,418	545	605	1,150
Borrowings	1,103	2,635	3,738	2,337	(305)	2,032
Total interest-bearing liabilities	1,778	4,694	6,472	3,296	137	3,433

Change in net interest income	$24,298	$(9,921)	$14,377	$8,662	$(1,875)	$6,787

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

Cash and cash equivalents, consisting primarily of deposits in other banks, decreased $140.9 million to $199.2 million at June 30, 2016 from $340.1 million at June 30, 2015.  The decrease largely reflected the deployment of the remaining portion of the new capital proceeds raised through the Company’s second-step conversion and stock offering that were temporarily held in cash and cash equivalents at June 30, 2015.  The balance of cash and cash equivalents at June 30, 2016 included funds on deposit at other institutions totaling $180.8 million and other cash-related items, consisting primarily of vault cash and cash held by, or in transit to/from, our cash repository service provider, totaling $18.4 million. Cash and equivalents on deposit at other institutions at June 30, 2016 included $11.2 million held by the Federal Home Loan Bank of New York (“FHLB”), $147.0 million held by the Federal Reserve Bank of New York (“FRB”) as well as $22.6 million held at three U.S. domestic money center banks representing funds on deposit totaling $13.4 million, $8.9 million and $281,000, respectively, at June 30, 2016.

Management reviews cash flow projections regularly and updates them monthly in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and other deposit withdrawals.  At June 30, 2016, Kearny Bank had commitments to originate and purchase loans totaling $35.6 million compared to $67.2 million at June 30, 2015. As of those same comparative dates, construction loans in process and unused lines of credit were $73,000 and $55.4 million, respectively, compared to $775,000 and $58.2 million, respectively. Kearny Bank had $666.1 million of certificates of deposit maturing in one year at June 30, 2016 compared to $526.5 million at June 30, 2015.

Deposits increased $229.2 million to $2.69 billion at June 30, 2016 from $2.47 billion at June 30, 2015.  Between those comparative periods, non-interest-bearing demand deposits increased $20.2 million to $238.8 million, interest-bearing demand deposits increased $8.1 million to $732.6 million, savings and club deposits decreased $4.9 million to $516.0 million while certificates of deposit increased $205.7 million to $1.21 billion.  The net increase in interest-bearing checking accounts largely reflects an increase in retail deposits that was partially offset by a decrease in the balances of “non-retail” funding sources in the form of brokered money market deposits.

Borrowings from the FHLB of New York and other sources are generally available to supplement Kearny Bank’s liquidity position and to the extent that maturing deposits do not remain with us, management may replace the funds with such borrowings.  Kearny Bank has the capacity to borrow additional funds from the FHLB by taking additional long-term or short-term advances including overnight borrowings.  As of June 30, 2016, Kearny Bank’s borrowing potential was $407.6 million without pledging additional collateral.

The following table sets forth information concerning balances and interest rates on our short-term borrowings at and for the periods shown:

	At or For the Years Ended June 30,
	2016	2015	2014
	(Dollars in Thousands)
Balance at end of year	$425,000	$375,000	$317,000
Average balance during year	$425,025	$375,285	$252,201
Maximum outstanding at any month end	$425,000	$475,000	$321,000
Weighted average interest rate at end of year	0.69%	0.39%	0.38%
Weighted average interest rate during year	0.58%	0.39%	0.40%

The following table discloses our contractual obligations and commitments as of June 30, 2016.

	At June 30, 2016
	Less than One Year	One to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(In Thousands)
Contractual obligations
Operating lease obligations	$1,793	$2,667	$1,627	$2,421	$8,508
Certificates of deposit	666,145	365,223	170,032	6,025	1,207,425
Federal Home Loan Bank Advances	428,000	5,225	572	145,000	578,797

Total contractual obligations	$1,095,938	$373,115	$172,231	$153,446	$1,794,730

Commitments
Undisbursed funds from approved lines of credit (1)	$16,972	$8,042	$6,489	$23,907	$55,410
Construction loans in process (1)	73	-	-	-	73
Other commitments to extend credit (1)	35,554	-	-	-	35,554

Total commitments	$52,599	$8,042	$6,489	$23,907	$91,037

(1)	Represents amounts committed to customers.

In addition to the loan commitments noted above, the Company has outstanding commitments to originate loans held for sale totaling $16.7 million at June 30, 2016.  Origination commitments on loans held for sale whose terms include interest rate locks to borrowers are generally paired with a “non-binding” best-efforts commitment to sell the loan to a buyer at a fixed price and within a predetermined timeframe after the sale commitment is established.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving Kearny Bank’s facilities.  These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase securities or mortgage-backed securities and commitments to extend credit to meet the financing needs of our customers. We had no significant off-balance sheet commitments to purchase securities as of June 30, 2016.

In addition to the commitments noted above, Kearny Bank is party to standby letters of credit totaling approximately $514,000 at June 30, 2016 through which we guarantee certain specific business obligations of our commercial customers.

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

At June 30, 2016, outstanding loan commitments relating to loans held in portfolio totaled $91.0 million compared to $126.2 million at June 30, 2015. As of that same date, the Company also had outstanding commitments to originate loans held for sale totaling $16.7 million that are considered derivative instruments whose values are not considered to be material for financial statement reporting purposes.  Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  For additional information regarding our outstanding lending commitments at June 30, 2016, see Notes 15 and 19 to the audited consolidated financial statements.

Capital

Consistent with our goals to operate as a sound and profitable financial organization, Kearny Financial and Kearny Bank actively seek to maintain our well capitalized status in accordance with regulatory standards.  As of June 30, 2016, Kearny Financial and Kearny Bank exceeded all capital requirements of the federal banking regulators and were considered “well capitalized”.

Kearny Bank’s regulatory capital ratios at June 30, 2016 were as follows: Tier 1 leverage ratio 15.88%; Common Equity Tier I risk‑based capital 25.16%; Tier I risk‑based capital 25.16%; and total risk‑based capital 26.03%.

Kearny Financial’s regulatory capital ratios at June 30, 2016 were as follows: Tier 1 leverage ratio 23.93%; Common Equity Tier I risk‑based capital 37.91%; Tier I risk‑based capital 37.91%; and total risk‑based capital 38.78%.

The regulatory capital requirements to be considered well capitalized at June 30, 2016 were as follows: Tier 1 leverage ratio 5.0%; Common Equity Tier I risk‑based capital 6.5%; Tier I risk‑based capital 8.0%; and total risk‑based capital 10.0%.

For additional information regarding regulatory capital at June 30, 2016, see Note 17 to the audited consolidated financial statements.

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

With respect to the maturity and re-pricing of our interest-bearing liabilities, at June 30, 2016, $666.1 million, or 55.2% of our certificates of deposit, mature within one year with an additional $256.4 million, or 21.2% of our certificates of deposit, maturing after one year but within two years. The remaining $284.8 million or 23.6% of certificates, at June 30, 2016 have remaining terms to maturity exceeding two years.

Excluding fair value adjustments, the balance of FHLB advances totaled $578.8 million at June 30, 2016 and comprised both short-term and long-term advances with fixed rates of interest. Short-term FHLB advances generally have original maturities of less than one year and may include overnight borrowings which Kearny Bank typically utilizes to address short term funding needs as they arise. At June 30, 2016, Kearny Bank had a total of $425.0 million of short-term FHLB advances which represented 90-day FHLB term advances that are generally forecasted to be periodically redrawn at maturity for the same 90 day term as the original advance. Based on this presumption, Kearny Bank has utilized interest rate swaps to effectively extend the duration of each of these advances at the time they were drawn to effectively fix their cost for a period of five years.

Long-term advances generally include advances with original maturities of greater than one year. At June 30, 2016, our outstanding balance of long-term FHLB advances totaled $153.8 million. Such advances included $145.0 million of fixed-rate, callable term advances and $8.2 million of fixed-rate, non-callable term advances as well as a $572,000 fixed-rate amortizing advance.

With respect to the maturity and re-pricing of our interest-earning assets, at June 30, 2016, $29.2 million, or 1.1% of our total loans, will reach their contractual maturity dates within one year with the remaining $2.64 billion, or 98.9 % of total loans having remaining terms to contractual maturity in excess of one year. Of loans maturing after one year, $1.46 billion had fixed rates of interest while the remaining $1.19 billion had adjustable rates of interest, with such loans representing 54.5% and 44.4% of total loans, respectively.

At June 30, 2016, $3.7 million, or 0.3% of our total securities, will reach their contractual maturity dates within one year with the remaining $1.25 billion, or 99.7% of total securities, having remaining terms to contractual maturity in excess of one year. Of the latter category, $889.4 million comprising 71.1% of our total securities had fixed rates of interest while the remaining $357.7 million comprising 28.6% of our total securities had adjustable or floating rates of interest.

At June 30, 2016, mortgage-related assets, including mortgage loans and mortgage-backed securities, totaled $3.25 billion and comprised 78.4% of total earning assets. In addition to remaining term to maturity and interest rate type as discussed above, other factors contribute significantly to the level of interest rate risk associated with mortgage-related assets. In particular, the scheduled amortization of principal and the borrower’s option to prepay any or all of a mortgage loan’s principal balance, where applicable, have a significant effect on the average lives of such assets and, therefore, the interest rate risk associated with them. In general, the prepayment rate on lower yielding assets tends to slow as interest rates rise due to the reduced financial incentive for borrowers to refinance their loans. By contrast, the prepayment rate of higher yielding assets tends to accelerate as interest rates decline due to the increased financial incentive for borrowers to prepay or refinance their loans to comparatively lower interest rates. These characteristics tend to diminish the benefits of falling interest rates to liability sensitive institutions while exacerbating the adverse impact of rising interest rates.

We generally retained our liability sensitivity during the first nine months of fiscal 2016 while the degree of that sensitivity, as measured internally by the institution’s one-year and three-year gap percentages increased during the period. Specifically, our cumulative one-year gap percentage changed to (9.31)% at June 30, 2016 from (5.51)% at June 30, 2015 while our cumulative three-year gap percentage changed to (6.02)% from (0.15)% over those same comparative periods.  Our one-year and three-year gap measures do not currently reflect the effect of our interest rate derivatives and the effective extension of liability duration arising from their use as cash flow hedges.  The increase in the gap percentages between periods partly reflected the effects of a decrease in short-term liquid assets attributable to the deployment of the excess liquidity that was temporarily held in cash and cash equivalents at June 30, 2015.  Such funds represented a portion of the new capital proceeds raised through the Company’s second-step conversion and stock offering that were subsequently deployed into the loan portfolio during the first quarter of fiscal 2016.

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

Notwithstanding these efforts, the risk of further net interest rate spread and margin compression is significant as the yield on our interest-earning assets continues to reflect the impact of the greater declines in longer term market interest rates in recent years compared to the lesser concurrent reductions in shorter term market interest rates that affect the cost of our interest-bearing liabilities. In particular, our ability to further reduce the cost of our interest-bearing deposits is increasingly limited since many of our deposit offering rates are already well below 1.00% at June 30, 2016. Moreover, our liability sensitivity may adversely affect net income in the future as market interest rates continue to increase from their prior historical lows and our cost of interest-bearing liabilities may rise faster than our yield on interest-earning assets.

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

As illustrated in the tables below, our EVE would be negatively impacted by an increase in interest rates. This result is expected given our liability sensitivity noted earlier. Specifically, based upon the comparatively shorter maturity and/or re-pricing characteristics of our interest-bearing liabilities compared with that of our interest-earning assets, an upward movement in interest rates would have a disproportionately adverse impact on the present value of our assets compared to the beneficial impact arising from the reduced present value of our liabilities. Hence, our EVE and EVE ratio decline in the increasing interest rate scenarios. Historically low interest rates at June 30, 2016 and June 30, 2015 precluded the modeling of certain scenarios as parallel downward shifts in the yield curve of 100 basis points or more would result in negative interest rates for many points along that curve.

The following tables present the results of our internal EVE analysis as of June 30, 2016 and June 30, 2015, respectively.

	At June 30, 2016
	Economic Value of Equity ("EVE")			EVE as a % of Present Value of Assets
Change in Interest Rates (1)	$ Amount of EVE	$ Change in EVE	% Change in EVE	EVE Ratio	Change in EVE Ratio
	(Dollars in Thousands)
+300 bps	893,389	(205,041)	(19)%	21.94%	(282)	bps
+200 bps	970,045	(128,385)	(12)%	23.12%	(164)	bps
+100 bps	1,040,292	(58,138)	(5)%	24.08%	(68)	bps
0 bps	1,098,430	-	-	24.76%	-

	At June 30, 2015
	Economic Value of Equity ("EVE")			EVE as a % of Present Value of Assets
Change in Interest Rates (1)	$ Amount of EVE	$ Change in EVE	% Change in EVE	EVE Ratio	Change in EVE Ratio
	(Dollars in Thousands)
+300 bps	913,154	(176,828)	(16)%	23.98%	(244)	bps
+200 bps	977,112	(112,870)	(10)%	24.96%	(146)	bps
+100 bps	1,039,242	(50,740)	(5)%	25.84%	(58)	bps
0 bps	1,089,982	-	-	26.42%	-

(1)	The (100) bps, (200) bps and (300) bps scenarios are not shown due to the low prevailing interest rate environment.

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

As illustrated in the tables below, at June 30, 2016, our net interest income (“NII”) would have been positively impacted by a parallel upward shift in the yield curve.  The “asset sensitivity” as measured from an NII perspective at June 30, 2016 reflected the effect of the temporary increase in short-term liquid assets that were held at that time.  In general, the forecasted interest income generated by these additional liquid assets would immediately and fully reflect any corresponding changes in market interest rates.

During fiscal 2016, the excess liquidity previously held in cash equivalents was redeployed into the loan portfolio which had the effect of increasing the forecasted level of interest income across all rate scenarios modeled while significantly decreasing the level of NII-based asset sensitivity at June 30, 2016 compared to that reported at June 30, 2015.  The changes in the sensitivity of net interest income to movements in interest rates also reflect the aggregate impact of the various balance sheet management strategies we have undertaken to deploy capital through profitable growth and diversification strategies while also reflecting the effects of changes in the level of market interest rates and overall shape of the yield curve.

To some degree, these findings contrast with those of the EVE analysis discussed above which indicates that the institution was generally liability sensitive at both June 30, 2016 and June 30, 2015.  To a large extent, the level and direction of risk exposure assessed by the NII-based and EVE-based methodologies may differ based on the comparative terms over which risk exposure is measured by those methodologies.  As noted earlier, EVE-based analysis generally takes a longer-term view of interest rate risk by measuring changes in the present value of cash flows of interest-earning assets and interest-bearing liabilities over their expected lives.  By contrast, the NII-based analysis presented below takes a comparatively shorter-term view of interest rate risk by measuring the forecasted changes in the net interest income generated by those interest-earning assets and interest-bearing liabilities over a one-year period.

			At June 30, 2016
			Net Interest Income ("NII")
Change in Interest Rates (1)	Balance Sheet Composition	Measurement Period	$ Amount of NII	$ Change in NII	% Change in NII
			(Dollars In Thousands)
+300 bps	Static	One Year	$98,393	$2,479	2.58%
+200 bps	Static	One Year	97,694	1,780	1.86
+100 bps	Static	One Year	96,739	825	0.86
0 bps	Static	One Year	95,914	-	-

			At June 30, 2015
			Net Interest Income ("NII")
Change in Interest Rates (1)	Balance Sheet Composition	Measurement Period	$ Amount of NII	$ Change in NII	% Change in NII
			(Dollars In Thousands)
+300 bps	Static	One Year	$93,543	$8,524	10.03%
+200 bps	Static	One Year	90,586	5,567	6.55
+100 bps	Static	One Year	87,420	2,401	2.82
0 bps	Static	One Year	85,019	-	-

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

The report of BDO USA, LLP, an independent registered public accounting firm, on the Company’s internal control over financial reporting appears in the Company’s consolidated financial statements that are contained in this Annual Report on Form 10-K immediately following Item 15.  Such report is incorporated herein by reference.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information that appears under the headings “Section 16(a) Beneficial Ownership Reporting Compliance”, “Proposal I – Election of Directors” and “Corporate Governance” in the Registrant’s definitive proxy statement for the Registrant’s 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year end (the “Proxy Statement”) is incorporated herein by reference.

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

(d)

Securities Authorized for Issuance Under Equity Compensation Plans.  Set forth below is information as of June 30, 2016 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

	(A)	(B)	(C)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans - Excluding Securities Reflected in Column (A)
Equity compensation plans approved by stockholders:
2005 Stock Compensation and Incentive Plan	355,315	$9.56	610,902

Equity compensation plans not approved by stockholders:
None.	-	$-	-

Total	355,315	$9.56	610,902

(1)

The number of securities reported in column (A) includes 165,650 vested options and 144,940 non-vested options outstanding as of June 30, 2016.  In addition to these options, restricted stock awards of 44,725 shares were also non-vested as of June 30, 2016.  The non-vested options and restricted stock awards are earned at the rate of 20% one year after the date of the grant and 20% annually thereafter.  As of June 30, 2016, there were 34,038 restricted shares and 576,864 options remaining available for award under the approved equity compensation plans and are reported under column (C) as securities remaining available for future issuance under such plans.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(1) The following financial statements and the independent auditors’ report appear in this Annual Report on Form 10-K immediately after this Item 15:

(2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3) The following exhibits are filed as part of this report:

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

10.19

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
101

The following materials from the Company’s Annual Report to Stockholders on Form 10-K for the year ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

August 29, 2016

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

The Company’s management assessed the effectiveness of internal control over financial reporting as of June 30, 2016.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).  Based on its assessment, management believes that, as of June 30, 2016, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effective operation of the Company’s internal control over financial reporting as of June 30, 2016, a copy of which is included in this annual report.

/s/ Craig L. Montanaro	/s/ Eric B. Heyer
Craig L. Montanaro	Eric B. Heyer
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Tel: +212 885-8000 Fax: +212 697-1299 www.bdo.com	100 Park Avenue New York, NY 10017

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Kearny Financial Corp.

Fairfield, New Jersey

We have audited Kearny Financial Corp. and Subsidiaries’ (collectively the “Company”) internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kearny Financial Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Kearny Financial Corp. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Kearny Financial Corp. and Subsidiaries as of June 30, 2016, and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2016 and our report dated August 29, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York

August 29, 2016

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Kearny Financial Corp.

Fairfield, New Jersey

We have audited the accompanying consolidated statements of financial condition of Kearny Financial Corp. and Subsidiaries (collectively the “Company”) as of June 30, 2016 and 2015 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2016.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kearny Financial Corp. and Subsidiaries at June 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kearny Financial Corp.’s internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 29, 2016, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York

August 29, 2016

BDO USA, LLP, a Delaware limited liability partnership, is the U.S. member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

BDO is the brand name for the BDO network and for each of the BDO Member Firms.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In Thousands, Except Share and Per Share Data)

	June 30,
	2016	2015
Assets
Cash and amounts due from depository institutions	$21,328	$15,529
Interest-bearing deposits in other banks	177,872	324,607
Cash and cash equivalents	199,200	340,136
Debt securities available for sale (amortized cost $402,137 and $422,903)	389,910	420,660
Mortgage-backed securities available for sale (amortized cost $276,111 and $344,523)	283,627	346,619
Securities available for sale	673,537	767,279
Debt securities held to maturity (fair value $169,794 and $218,366)	167,171	219,862
Mortgage-backed securities held to maturity (fair value $422,690 and $445,501)	410,115	443,479
Securities held to maturity	577,286	663,341
Loans held-for-sale	3,316	-
Loans receivable, including unamortized yield adjustments of $2,606 and $316	2,673,987	2,102,864
Less allowance for loan losses	(24,229)	(15,606)
Net loans receivable	2,649,758	2,087,258
Premises and equipment	38,385	39,180
Federal Home Loan Bank of New York ("FHLB") stock	30,612	27,468
Accrued interest receivable	11,212	9,873
Goodwill	108,591	108,591
Bank owned life insurance	176,016	170,452
Deferred income tax assets, net	25,973	17,827
Other assets	6,173	5,782
Total Assets	$4,500,059	$4,237,187

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest-bearing	$238,751	$218,533
Interest-bearing	2,456,082	2,247,117
Total deposits	2,694,833	2,465,650
Borrowings	614,423	571,499
Advance payments by borrowers for taxes	7,906	9,043
Other liabilities	35,268	23,620
Total Liabilities	3,352,430	3,069,812

Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 800,000,000 shares authorized; 91,821,910 shares and 93,528,092 shares issued and outstanding, respectively	918	935
Paid-in capital	849,173	870,480
Retained earnings	350,806	342,148
Unearned employee stock ownership plan shares; 3,763,078 shares and 3,963,776 shares, respectively	(36,481)	(38,427)
Accumulated other comprehensive loss	(16,787)	(7,761)
Total Stockholders' Equity	1,147,629	1,167,375
Total Liabilities and Stockholders' Equity	$4,500,059	$4,237,187

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Income

(In Thousands, Except Per Share Data)

	Years Ended June 30,
	2016	2015	2014
Interest Income
Loans	$97,956	$76,614	$66,794
Mortgage-backed securities	17,251	18,634	20,827
Debt securities:
Taxable	7,719	7,215	5,341
Tax-exempt	2,191	1,978	1,839
Other interest-earning assets	1,771	1,598	1,018
Total Interest Income	126,888	106,039	95,819

Interest Expense
Deposits	18,673	15,939	14,538
Borrowings	13,230	9,492	7,460
Total Interest Expense	31,903	25,431	21,998
Net Interest Income	94,985	80,608	73,821
Provision for Loan Loses	10,690	6,108	3,381
Net Interest Income after Provision for Loan Losses	84,295	74,500	70,440

Non-Interest Income
Fees and service charges	3,516	2,914	2,452
Gain on sale and call of securities	2	7	1,517
Gain on sale of loans	436	111	80
Loss on sale and write down of real estate owned	(137)	(793)	(441)
Income from bank owned life insurance	5,563	3,999	2,735
Electronic banking fees and charges	1,091	1,037	1,160
Miscellaneous	256	666	620
Total Non-Interest Income	10,727	7,941	8,123

Non-Interest Expense
Salaries and employee benefits	42,105	39,242	35,774
Net occupancy expense of premises	7,487	7,537	7,031
Equipment and systems	7,729	7,875	8,982
Advertising and marketing	2,020	1,208	1,262
Federal deposit insurance premium	2,708	2,534	2,288
Directors' compensation	812	709	690
Merger-related expenses	-	-	391
Debt extinguishment expenses	-	-	-
Contribution to charitable foundation	-	10,000	-
Miscellaneous	9,556	8,976	7,740
Total Non-Interest Expense	72,417	78,081	64,158
Income before Income Taxes	22,605	4,360	14,405
Income tax (benefit) expense	6,783	(1,269)	4,217
Net Income	$15,822	$5,629	$10,188

Net Income per Common Share (EPS)
Basic	$0.18	$0.06	$0.11
Diluted	$0.18	$0.06	$0.11
Weighted Average Number of Common Shares Outstanding
Basic	89,591	91,717	90,825
Diluted	89,625	91,841	90,880

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In Thousands)

	Years Ended June 30,
	2016	2015	2014
Net Income	$15,822	$5,629	$10,188

Other Comprehensive (Loss) Income:

Net unrealized (loss) gain on securities available for sale, net of deferred income tax (benefit) expense of:
2016 $(2,064); 2015 $(481); 2014 $3,235	(2,502)	(750)	6,754

Net gain (loss) on securities transferred from available for sale to held to maturity, net of deferred income tax expense (benefit) of:
2016 $4; 2015 $(31); 2014 $(404)	5	(44)	(586)

Net realized gain on securities available for sale, net of income tax expense of:
2016 $0; 2015 $(3); 2014 $(622)	-	(4)	(901)

Fair value adjustments on derivatives, net of deferred income tax benefit of:
2016 $(4,161); 2015 $(3,117); 2014 $(2,699)	(6,026)	(4,512)	(3,909)

Benefit plan adjustments, net of deferred income tax (benefit) expense of:
2016 $(349); 2015 $(117); 2014 $346	(503)	(171)	501

Total Other Comprehensive (Loss) Income	(9,026)	(5,481)	1,859

Total Comprehensive Income	$6,796	$148	$12,047

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands)

	Common Stock		Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Loss	Total
Balance - June 30, 2015	93,528	$935	$870,480	$342,148	$(38,427)	$(7,761)	$1,167,375

Net income	-	-	-	15,822	-	-	15,822
Other comprehensive loss, net of income tax benefit	-	-	-	-	-	(9,026)	(9,026)
ESOP shares committed to be released (201 shares)	-	-	492	-	1,946	-	2,438
Stock option expense	-	-	160	-	-	-	160
Share repurchases	(1,706)	(17)	(22,269)	-	-	-	(22,286)
Restricted stock plan shares earned (35 shares)	-	-	310	-	-	-	310
Cash dividends declared ($0.08 per common share)	-	-	-	(7,164)	-	-	(7,164)

Balance - June 30, 2016	91,822	$918	$849,173	$350,806	$(36,481)	$(16,787)	$1,147,629

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands, Except Share and Per Share Data)

	Years Ended June 30,
	2016	2015	2014
Cash Flows from Operating Activities:
Net income	$15,822	$5,629	$10,188
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	2,988	2,942	2,645
Net amortization of premiums, discounts and loan fees and costs	4,739	2,536	2,667
Deferred income taxes	(1,578)	(3,388)	83
Realized gain on bargain purchase	-	(370)	(226)
Amortization of intangible assets	167	193	122
Amortization of benefit plans’ unrecognized net loss	59	75	43
Provision for loan losses	10,690	6,108	3,381
Loss on write-down and sales of real estate owned	137	793	441
Loans originated for sale	(9,215)	-	-
Proceeds from sale of loans held-for-sale	5,981	-	-
Gain on sale of loans held-for-sale, net	(82)	-	-
Realized gain on sale of loans	(354)	(111)	(80)
Proceeds from sale of loans	14,224	1,343	6,092
Realized loss on sale of debt securities available for sale	-	594	1,294
Realized gain on call of debt securities held to maturity	(2)	-	-
Realized gain on sale of mortgage-backed securities available for sale	-	(601)	(2,817)
Realized loss on sale of mortgage-backed securities held to maturity	-	-	6
Realized gain on disposition of premises and equipment	(14)	(14)	-
Increase in cash surrender value of bank owned life insurance	(5,563)	(2,565)	(2,735)
ESOP, stock option plan and restricted stock plan expenses	2,908	2,550	2,062
Contribution of stock to charitable foundation	-	5,000	-
Increase in interest receivable	(1,339)	(860)	(611)
(Increase) decrease in other assets	(1,145)	(8,533)	367
Increase in interest payable	205	39	71
Increase in other liabilities	549	9,142	3,014
Net Cash Provided by Operating Activities	39,177	20,502	26,007

Cash Flows from Investing Activities:
Purchase of debt securities available for sale	-	(52,528)	(158,909)
Proceeds from sale of debt securities available for sale	-	39,444	54,075
Proceeds from repayments of debt securities available for sale	20,851	868	737
Purchases of mortgage-backed securities available for sale	-	(10,384)	(50,155)
Principal repayments on mortgage-backed securities available for sale	67,224	79,825	114,107
Proceeds from sale of mortgage-backed securities available for sale	-	17,780	116,838
Purchase of debt securities held to maturity	(12,233)	(10,015)	(9,056)
Proceeds from repayments of debt securities held to maturity	64,704	6,353	2,481
Purchases of mortgage-backed securities held to maturity	(17,550)	(186,029)	(5,094)
Principal repayments on mortgage-backed securities held to maturity	48,804	37,257	2,299
Proceeds from sale of mortgage-backed securities held to maturity	-	-	28
Purchase of loans	(356,421)	(233,104)	(114,343)
Net increase in loans receivable	(233,913)	(134,222)	(196,468)
Proceeds from sale of real estate owned	2,225	1,748	1,484
Additions to premises and equipment	(2,193)	(2,052)	(3,560)
Proceeds from cash settlement of premises and equipment	14	50	-
Purchase of bank owned life insurance	-	(80,000)	-
Proceeds from repayment of BOLI cash surrender value	-	933	-
Purchase of FHLB stock	(3,711)	(11,518)	(28,170)
Redemption of FHLB stock	567	10,040	18,883
Cash received from MHC in merger	-	162	-
Cash acquired in merger	-	-	9,133
Net Cash Used in Investing Activities	$(421,632)	$(525,392)	$(245,690)

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands, Except Share and Per Share Data)

	Years Ended June 30,
	2016	2015	2014

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	$229,164	$(14,149)	$23,326
Repayment of term FHLB advances	(1,657,599)	(1,600,094)	(800,088)
Proceeds from term FHLB advances	1,700,000	1,672,000	1,000,000
Net change in overnight borrowings	-	(17,000)	12,000
Net increase (decrease) in other short-term borrowings	541	4,356	(6,026)
Net (decrease) increase in advance payments by borrowers for taxes	(1,137)	42	1,111
Repurchase and cancellation of common stock of Kearny Financial Corp.	(22,286)	-	-
Purchase of common stock of Kearny Financial Corp. for treasury	-	-	(4,135)
Issuance of common stock of Kearny Financial Corp. from treasury	-	1,365	1,495
Dividends paid	(7,164)	-	-
Net proceeds from sale of common stock	-	706,785	-
Loan to ESOP for purchase of common stock	-	(36,125)	-
Payment of cash for exercise of stock options	-	(7,188)	-
Net Cash Provided by Financing Activities	241,519	709,992	227,683
Net (Decrease) Increase in Cash and Cash Equivalents	(140,936)	205,102	8,000
Cash and Cash Equivalents - Beginning	340,136	135,034	127,034
Cash and Cash Equivalents - Ending	$199,200	$340,136	$135,034

Supplemental Disclosures of Cash Flows Information:
Cash paid during the year for:
Income taxes, net of refunds	$9,177	$1,905	$3,503
Interest	$31,698	$25,341	$21,919

Non-cash investing activities:
Acquisition of real estate owned in settlement of loans	$2,247	$1,860	$1,489
Fair value of assets acquired, net of cash and cash equivalents acquired	$-	$319	$111,806
Fair value of liabilities assumed	$-	$-	$105,213
Transfer of securities available for sale to securities held to maturity	$-	$-	$191,890

Non-cash financing activities:
Issuance of common stock of mutual holding company	$-	$-	$15,500

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

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of financial condition and revenues and expenses for the periods then ended.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the evaluation of goodwill for impairment, identification of other-than-temporary impairment of securities and the determination of the amount of deferred tax assets which are more likely than not to be realized.  The allowance for loan losses represents management’s best estimate of losses known and inherent in the loan portfolio that are both probable and reasonable to estimate, impairment testing of goodwill and evaluation for other-than-temporary impairment of securities are done in accordance with GAAP; and deferred tax assets are properly recognized.  While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the market area.  Moreover, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the recognition of additions to the allowance based on their judgments about information available to them at the time of their examination.  Additionally, subsequent evaluations of the Company’s goodwill that originated from the application of purchase accounting associated with the Company’s prior acquisition of five community banks could identify impairments to the intangible asset that would result in future charges to earnings.  Finally, the determination of the amount of deferred tax assets more likely than not to be realized is dependent on projections of future earnings, which are subject to frequent change.

Business of the Company and Subsidiaries

The Company’s primary business is the ownership and operation of the Bank.  The Bank is principally engaged in the business of attracting deposits from the general public at its 42 locations in New Jersey and New York and using these deposits, together with other funds, to originate or purchase loans for its portfolio and invest in securities.  Loans originated or purchased by the Bank generally include loans collateralized by residential and commercial real estate augmented by secured and unsecured loans to businesses and consumers.  The investment securities purchased by the Bank generally include U.S. agency mortgage-backed securities, U.S. government and agency debentures, bank-qualified municipal obligations, corporate bonds, asset-backed securities and collateralized loan obligations.  The Company maintains a small balance of single issuer trust preferred securities and non-agency mortgage-backed securities that were acquired through its purchase of other institutions.  The Company does not actively purchase such securities.

At June 30, 2016, the Bank had two wholly owned subsidiaries: KFS Financial Services, Inc. and CJB Investment Corp.  KFS Financial Services, Inc., incorporated as a New Jersey corporation in 1994 under the name of South Bergen Financial Services, Inc., was acquired in Kearny’s merger with South Bergen Savings Bank in 1999 and was renamed KFS Financial Services, Inc. in 2000.  It is a service corporation subsidiary originally organized for selling insurance products to Bank customers and the general public through a third party networking arrangement.

During the year ended June 30, 2014, KFS Insurance Services, Inc. was created as a wholly owned subsidiary of KFS Financial Services, Inc. for the primary purpose of acquiring insurance agencies.  Both KFS Financial Services Inc. and KFS Insurance Services Inc. were considered inactive during the three-year period ended June 30, 2016.

CJB Investment Corp. was acquired by the Bank through the Company’s acquisition of Central Jersey Bancorp in November 2010.  CJB Investment Corp was organized under New Jersey law as a  New Jersey Investment Company and remained active through the three-year period ended June 30, 2016.

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

Concentration of Risk

Financial instruments which potentially subject the Company and its subsidiaries to concentrations of credit risk consist of cash and cash equivalents, mortgage-backed and non-mortgage-backed securities and loans receivable.  Cash and cash equivalents include deposits placed in other financial institutions.  At June 30, 2016, the Company had cash and cash equivalents of $199.2 million comprising funds on deposit at other institutions totaling $180.8 million and other cash-related items, consisting primarily of vault cash and cash held by, or in transit to/from, our cash repository service provider, totaling $18.4 million.  Cash and equivalents on deposit at other institutions at June 30, 2016 included $11.2 million held by the Federal Home Loan Bank of New York (“FHLB”), $147.0 million held by the Federal Reserve Bank of New York (“FRB”) as well as $22.6 million held at three U.S. domestic money center banks representing funds on deposit totaling $13.4 million, $8.9 million and $281,000, respectively, at June 30, 2016.

By comparison, at June 30, 2015, the Company had cash and cash equivalents of $340.1 million comprising funds on deposit at other institutions totaling $328.8 million and other cash-related items, consisting primarily of vault cash, totaling $11.3 million.  Cash and equivalents on deposit at other institutions at June 30, 2015 was comprised of $15.5 million held by the FHLB, $300.4 million held by the FRB and a total of $12.6 million held at two U.S. domestic money center banks representing funds on deposit totaling $9.1 million and $3.5 million, respectively, at June 30, 2015.  Such balances also included a total of $282,000 of cash held at Atlantic Community Bankers Bank (“ACBB”).

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

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or estimated fair value, as determined on an aggregate basis. Net unrealized losses, if any, are recognized in a valuation allowance through charges to earnings. Premiums and discounts and origination fees and costs on loans held-for-sale are deferred and recognized as a component of the gain or loss on sale. Gains and losses on sales of loans held-for-sale are recognized on settlement dates and are determined by the difference between the sale proceeds and the carrying value of the loans. These transactions are accounted for as sales based on our satisfaction of the criteria for such accounting which provide that, as transferor, we have surrendered control over the loans.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

Past Due Loans

A loan’s “past due” status is generally determined based upon its principal and interest payment (“P&I”) delinquency status in conjunction with its “past maturity” status, where applicable.  A loan’s “P&I delinquency” status is based upon the number of calendar days between the date of the earliest P&I payment due and the “as of” measurement date.  A loan’s “past maturity” status, where applicable, is based upon the number of calendar days between a loan’s contractual maturity date and the “as of” measurement date.  Based upon the larger of these criteria, loans are categorized into the following “past due” tiers for financial statement reporting and disclosure purposes: Current (including 1-29 days past due), 30-59 days, 60-89 days and 90 or more days.

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

The Company incorporates its credit-rating classification system into the calculation of environmental loss factors by loan type by including risk-rating classification “weights” in its calculation of those factors.  The Company’s risk-rating classification system ascribes a numerical rating of “1” through “9” to each loan within the portfolio.  The ratings “5” through “9” represent the numerical equivalents of the traditional loan classifications “Watch”, “Special Mention”, “Substandard”, “Doubtful” and “Loss”, respectively, while lower ratings, “1” through “4”, represent risk-ratings within the least risky “Pass” category.  The environmental loss factor applicable to each non-impaired loan within a category, as described above, is “weighted” by a multiplier based upon the loan’s risk-rating classification.  Within any single loan category, a “higher” environmental loss factor is ascribed to those loans with comparatively higher “non-pass” risk-rating classifications resulting in a proportionately greater ALLL requirement attributable to such loans compared to the “pass-rated” loans within that category.

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets principally represent the excess cost over the fair value of the net assets of the institutions acquired in purchase transactions.  Goodwill is evaluated annually by reporting unit and an impairment loss recorded if indicated.  The impairment test is performed in two phases.  The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional impairment evaluation must be performed.  That additional evaluation compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.  An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.  No impairment charges were required to be recorded in the years ended June 30, 2016, 2015 or 2014.  If an impairment loss is determined to exist in the future, such loss will be reflected as an expense in the consolidated statements of income in the period in which the impairment loss is determined.  The balance of other intangible assets at June 30, 2016 and 2015 totaled $430,000 and $597,000 representing the remaining unamortized balance of the core deposit intangibles ascribed to the value of deposits acquired by the Bank through the acquisition of Central Jersey Bancorp in November 2010 and Atlas Bank in June 2014.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

Bank Owned Life Insurance

Bank owned life insurance is accounted for using the cash surrender value method and is recorded at its net realizable value.  The change in the net asset value is recorded as a component of non-interest income.  A deferred liability has been recorded for the estimated cost of postretirement life insurance benefits accruing to applicable employees and directors covered by an endorsement split-dollar life insurance arrangement.  The Company recorded gains of approximately $25,000, $16,000 and $9,000 for the years ended June 30, 2016, 2015 and 201, respectively, attributable to this deferred liability.

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

The Company identified no significant income tax uncertainties through the evaluation of its income tax positions as of June 30, 2016 and 2015.  Therefore, the Company has no unrecognized income tax benefits as of those dates.  Our policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the consolidated statements of income.  The Company recognized no interest and penalties during the years ended June 30, 2016, 2015 and 2014.  The tax years subject to examination by the taxing authorities are the years ended June 30, 2015, 2014 and 2013.

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

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the consolidated statement of condition date of June 30, 2016, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

Reclassification

Certain reclassifications have been made in the consolidated financial statements to conform with the current year presentation.  Such reclassifications had no impact on net income or stockholders’ equity as previously reported.

Note 2 – Acquisition of Atlas Bank

On June 30, 2014, the Company completed its acquisition of Atlas Bank (“Atlas”), a federally chartered mutual savings bank headquartered in Brooklyn, New York.  The transaction qualified as a tax-free reorganization for federal income tax purposes. Based upon an independent appraised valuation of Atlas, the Company issued 1,044,087 shares of its common stock with an aggregate value of $15.5 million to Kearny MHC as consideration for the acquisition of Atlas.  Kearny MHC was the mutual holding company that owned a majority portion of the Company’s capital stock prior to the completion of the Company’s second-step conversion and stock offering in May 2015.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2 – Acquisition of Atlas Bank (continued)

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

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860) Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The purpose of the ASU is to address the concern that current accounting guidance distinguishes between repurchase agreements that settle at the same time as the maturity of the transferred financial asset and those that settle any time before maturity. In particular, repurchase-to-maturity transactions are generally accounted for as sales with forward agreements under current accounting, whereas typical repurchase agreements that settle before the maturity of the transferred financial asset are accounted for as secured borrowings. Additionally, current accounting guidance requires an evaluation of whether an initial transfer of a financial asset and a contemporaneous repurchase agreement (a repurchase financing) should be accounted for separately or linked. If linked, the arrangement is accounted for on a combined basis as a forward agreement. Those outcomes often are referred to as off-balance-sheet accounting. The ASU changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The amendments also require two new related disclosures. The Company adopted this ASU effective July 1, 2015 and its adoption did not have a significant impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.  The purpose of the ASU is to address a practice issue related to the classification of certain foreclosed residential and nonresidential mortgage loans that are either fully or partially guaranteed under government programs. Specifically, creditors should reclassify loans that meet certain conditions to "other receivables" upon foreclosure, rather than reclassifying them to other real estate owned (OREO). The separate other receivable recorded upon foreclosure is to be measured based on the amount of the loan balance (principal and interest) the creditor expects to recover from the guarantor.  The Company adopted this ASU effective July 1, 2015 and its adoption did not have a significant impact on the Company’s consolidated financial statements.

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

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.  The amendments in ASU 2016-10 provide more detailed guidance, including additional implementation guidance and examples for identifying performance obligations and revenue recognition for licenses of intellectual property.

The effective date and transition requirements for ASU 2016-10 are the same as the effective date and transition requirements of Topic 606 which, for public entities, is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.  The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting.  ASU 2016-11 codifies the SEC’s rescission of certain SEC Staff Observer comments that were codified in Topic 605 and Topic 932.  In addition, the ASU codifies SEC’s rescission of SEC Staff Announcement, “Determining the Nature of a Host Contract Related to a Hybrid Instrument Issued in the Form of a Share under Topic 815,” which was previously codified in paragraph 815-10-S99-3.

The amendments within Topics 605 and 932 are effective upon adoption of Topic 606 which, for public entities, is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.  Paragraph 815-10-S99-3 is rescinded to coincide with the effective date of Update 2014-16.  The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.  The amendments do not alter the core principle of the new revenue standard, but make certain targeted changes to clarify the following topics: assessing collectability, presenting sales taxes and other similar taxes collected from customers, non-cash consideration, contract modifications and transition, completed contracts at transition and disclosing the accounting change in the period of adoption.

The effective date and transition requirements for ASU 2016-12 are the same as the effective date and transition requirements of Topic 606 which, for public entities, is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.  The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 3 – Recent Accounting Pronouncements (continued)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instrument.  The ASU requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument.

The ASU also replaces the current accounting model for purchased credit impaired loans and debt securities. The allowance for credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (“PCD assets”), should be determined in a similar manner to other financial assets measured on an amortized cost basis. However, upon initial recognition, the allowance for credit losses is added to the purchase price (“gross up approach”) to determine the initial amortized cost basis. The subsequent accounting for PCD financial assets is the same expected loss model described above.

Further, the ASU made certain targeted amendments to the existing impairment model for available-for-sale (AFS) debt securities. For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis.

For public business entities that are SEC filers, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

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

At June 30, 2016, the Company had 91,821,910 shares outstanding, comprising 71,750,000 new shares sold in the stock offering, 500,000 new shares issued to the KearnyBank Foundation, 21,278,092 exchanged shares, as adjusted for the cash settlement of fractional shares, less 1,706,182 shares repurchased through that date.  Such shares were repurchased at a total cost of $22.3 million, representing an average cost of $13.06 per share, and were cancelled upon the settlement of each repurchase transaction.  As a result of the completion of the second-step conversion and stock offering, all historical share and per share information has been revised to reflect the 1.3804-to-one exchange ratio to support the comparability of information between periods.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 - Securities Available for Sale

Amortized cost, gross unrealized gains and losses and fair value of debt securities and mortgage-backed securities at June 30, 2016 and 2015 and stratification by contractual maturity of debt securities at June 30, 2016 are presented below:

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available for sale:
Debt securities:
U.S. agency securities	$6,307	$146	$13	$6,440
Obligations of state and political subdivisions	27,489	909	-	28,398
Asset-backed securities	87,746	-	5,121	82,625
Collateralized loan obligations	128,664	24	1,314	127,374
Corporate bonds	143,027	7	5,630	137,404
Trust preferred securities	8,904	25	1,260	7,669
Total debt securities	402,137	1,111	13,338	389,910

Mortgage-backed securities:
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	20,944	380	-	21,324
Federal National Mortgage Association	38,992	226	89	39,129
Non-agency securities	126	-	2	124
Total collateralized mortgage obligations	60,062	606	91	60,577

Mortgage pass-through securities:
Residential pass-through securities:
Government National Mortgage Association	1,789	171	-	1,960
Federal Home Loan Mortgage Corporation	126,415	3,557	-	129,972
Federal National Mortgage Association	79,583	3,011	-	82,594
Total residential pass-through securities	207,787	6,739	-	214,526

Commercial pass-through securities:
Federal National Mortgage Association	8,262	262	-	8,524
Total commercial pass-through securities	8,262	262	-	8,524

Total mortgage-backed securities	276,111	7,607	91	283,627

Total securities available for sale	$678,248	$8,718	$13,429	$673,537

	June 30, 2016
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities available for sale:
Due in one year or less	$-	$-
Due after one year through five years	51,867	50,896
Due after five years through ten years	193,123	188,007
Due after ten years	157,147	151,007
Total	$402,137	$389,910

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

There were no sales of securities available for sale during year ended June 30, 2016.  During the years ended June 30, 2015 and 2014, proceeds from sales of securities available for sale totaled $57.2 million and $170.9 million and resulted in gross gains of $601,000 and $3.6 million and gross losses of $594,000 and $2.1 million, respectively.

At June 30, 2016 and 2015, securities available for sale with carrying value of approximately $45.0 million and $58.3 million, respectively, were utilized as collateral for borrowings through the FHLB of New York.  As of those same dates, securities available for sale with total carrying values of approximately $983,000 and $1.4 million, respectively, were pledged to secure public funds on deposit.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 6 – Securities Held to Maturity

Amortized cost, gross unrealized gains and losses and fair value of debt securities and mortgage-backed securities at June 30, 2016 and 2015 and stratification by contractual maturity of debt securities at June 30, 2016 are presented below:

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities held to maturity:
Debt securities:
U.S. agency securities	$84,992	$31	$1	$85,022
Obligations of state and political subdivisions	82,179	2,602	9	84,772
Total debt securities	167,171	2,633	10	169,794

Mortgage-backed securities:
Collateralized mortgage obligations:
Government National Mortgage Association	2,787	25	-	2,812
Federal Home Loan Mortgage Corporation	20,067	92	-	20,159
Federal National Mortgage Association	194	24	-	218
Non-agency securities	33	-	1	32
Total collateralized mortgage obligations	23,081	141	1	23,221

Mortgage pass-through securities:
Residential pass-through securities:
Government National Mortgage Association	8	1	-	9
Federal Home Loan Mortgage Corporation	43,716	470	-	44,186
Federal National Mortgage Association	179,908	4,132	4	184,036
Total residential pass-through securities	223,632	4,603	4	228,231

Commercial pass-through securities:
Government National Mortgage Association	7,756	22	-	7,778
Federal National Mortgage Association	155,646	7,814	-	163,460
Total commercial pass-through securities	163,402	7,836	-	171,238

Total mortgage-backed securities	410,115	12,580	5	422,690

Total securities held to maturity	$577,286	$15,213	$15	$592,484

	June 30, 2016
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities held to maturity:
Due in one year or less	$3,443	$3,441
Due after one year through five years	103,198	103,483
Due after five years through ten years	43,177	44,761
Due after ten years	17,353	18,109
Total	$167,171	$169,794

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

There were no sales of securities held to maturity during the year ended June 30, 2016 and June 30, 2015.  During the year ended June 30, 2014 proceeds from sales of securities held to maturity totaled $28,000 resulting in gross losses of $6,000.  The proceeds and losses for the year ended June 30, 2014 were fully attributable to the sale of the Company’s non-investment grade, non-agency collateralized mortgage obligations.  These securities were originally acquired as investment grade securities upon the in-kind redemption of the Bank’s interest in the AMF Fund during fiscal 2009.  The ratings of these securities subsequently declined below investment grade with most ultimately being identified as other-than-temporarily impaired resulting in their eligibility for sale from the held-to-maturity portfolio.

At June 30, 2016 and 2015, securities held to maturity with carrying value of approximately $148.8 million and $126.9 million were utilized as collateral for borrowings from the FHLB of New York.  As of those same dates, securities held to maturity with total carrying values of approximately $7.5 million and $7.9 million, respectively, were pledged to secure public funds on deposit.

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

	June 30, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Available for Sale:
U.S. agency securities	$-	$-	$2,053	$13	$2,053	$13
Asset-backed securities	45,564	2,726	37,061	2,395	82,625	5,121
Collateralized loan obligations	18,227	119	98,743	1,195	116,970	1,314
Corporate bonds	18,938	61	113,482	5,569	132,420	5,630
Trust preferred securities	-	-	6,644	1,260	6,644	1,260
Collateralized mortgage obligations	672	3	10,485	88	11,157	91

Total	$83,401	$2,909	$268,468	$10,520	$351,869	$13,429

	June 30, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Available for Sale:
U.S. agency securities	$1,533	$7	$695	$4	$2,228	$11
Obligations of state and political subdivisions	20,575	515	2,943	189	23,518	704
Asset-backed securities	23,855	293	20,067	168	43,922	461
Collateralized loan obligations	49,694	117	59,551	511	109,245	628
Corporate bonds	19,880	120	74,295	754	94,175	874
Trust preferred securities	-	-	6,734	1,160	6,734	1,160
Collateralized mortgage obligations	5,479	29	52,105	1,197	57,584	1,226
Residential pass-through securities	61,896	1,140	50,513	883	112,409	2,023

Total	$182,912	$2,221	$266,903	$4,866	$449,815	$7,087

The number of available for sale securities with unrealized losses at June 30, 2016 totaled 52 and included five U.S. agency securities,  eight asset-backed securities, 18 collateralized loan obligations, 14 corporate obligations, four trust preferred securities and three collateralized mortgage obligations.  The number of available for sale securities with unrealized losses at June 30, 2015 totaled 119 and included five U.S. agency securities, 62 municipal obligations, four asset-backed securities, 16 collateralized loan obligations, seven corporate obligations, four trust preferred securities, eight collateralized mortgage obligations and 13 residential pass-through securities.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 – Impairment of Securities (continued)

	June 30, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Held to Maturity:
U.S. agency securities	$-	$-	$10,000	$1	$10,000	$1
Obligations of state and political subdivisions	1,904	5	669	4	2,573	9
Collateralized mortgage obligations	-	-	32	1	32	1
Residential pass-through securities	-	-	2,026	4	2,026	4

Total	$1,904	$5	$12,727	$10	$14,631	$15

	June 30, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Held to Maturity:
U.S. agency securities	$-	$-	$143,002	$332	$143,002	$332
Obligations of state and political subdivisions	56,190	840	7,965	350	64,155	1,190
Collateralized mortgage obligations	-	-	41	1	41	1
Residential pass-through securities	142,789	556			142,789	556
Commercial pass-through securities	18,792	228	-	-	18,792	228

Total	$217,771	$1,624	$151,008	$683	$368,779	$2,307

The number of held to maturity securities with unrealized losses at June 30, 2016 totaled 13 and included one U.S. agency security, seven municipal obligations, four collateralized mortgage obligations and one residential pass-through security.  The number of held to maturity securities with unrealized losses at June 30, 2015 totaled 166 and included seven U.S. agency securities, 136 municipal obligations, four collateralized mortgage obligations, 15 residential pass-through securities and four commercial pass-through securities.

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

At June 30, 2016 and June 30, 2015, the Company held no securities for which credit-related OTTI had been recognized in earnings.  The following discussion summarizes the Company’s rationale for recognizing the impairments reported in the tables above as “temporary” versus “other-than-temporary”.  Such rationale is presented by investment type and generally applies consistently to both the available for sale and held to maturity portfolios, except where specifically noted.

Mortgage-backed Securities.

The carrying value of the Company’s mortgage-backed securities totaled $693.7 million at June 30, 2016 and comprised 55.5% of total investments and 15.5% of total assets as of that date.  This category of securities primarily includes mortgage pass-through securities and collateralized mortgage obligations issued by U.S. government agencies and/or GSEs such as Ginnie Mae, Fannie Mae and Freddie Mac who guarantee the contractual cash flows associated with those securities.  Those guarantees were strengthened during the 2008-2009 financial crisis at which time Fannie Mae and Freddie Mac were placed into receivership by the federal government.  Through those actions, the U.S. government effectively reinforced the guarantees of their agencies thereby strengthening the creditworthiness of the mortgage-backed securities issued by those agencies.

With credit risk being reduced to negligible levels due primarily to the U.S. government’s support of most of these agencies, the unrealized losses on the Company’s investment in U.S. agency mortgage-backed securities are due largely to the combined effects of several market-related factors including, most notably, changes in market interest rates.  Movements in market interest rates also impact the average lives of mortgage-backed securities by influencing the rate of principal prepayment attributable to refinancing activity.  Changes in the expected average lives of such securities significantly impact their fair values due to the extension or contraction of the cash flows that an investor expects to receive over the life of the security.  Generally, lower market interest rates prompt greater refinancing activity thereby shortening the average lives of mortgage-backed securities and vice-versa.  The historically low mortgage rates prevalent in the marketplace during recent years created significant refinancing incentive for qualified borrowers.

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

Finally, the Company has the stated ability and intent to “hold to maturity” those securities so designated at June 30, 2016 and does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Moreover, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  In light of the factors noted, the Company does not consider its U.S. agency and GSE mortgage-backed securities with unrealized losses at June 30, 2016  to be “other-than-temporarily” impaired as of that date.

In addition to those mortgage-backed securities issued by U.S. agencies and GSEs, the Company held a nominal balance of non-agency mortgage-backed securities at June 30, 2016.  Unlike agency and GSE mortgage-backed securities, non-agency collateralized mortgage obligations are not guaranteed by a U.S. government sponsored entity.  Rather, such securities generally utilize the structure of the larger investment vehicle to reallocate credit risk among the individual tranches comprised within that vehicle.  Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying mortgage loans.  The creditworthiness of certain tranches may also be further enhanced by additional credit insurance protection embedded within the terms of the total investment vehicle.

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

The applicable securities generally maintained their credit-ratings at levels supporting the investment grade assessment by the Company.  The Company has the stated ability and intent to “hold to maturity” those securities at June 30, 2016 and has further concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  In light of the factors noted, the Company does not consider its non-agency mortgage-backed securities with unrealized losses at June 30, 2016 to be “other-than-temporarily” impaired as of that date.

U.S. Agency Debt Securities.

The carrying value of the Company’s U.S. agency debt securities totaled $91.4 million at June 30, 2016 and comprised 7.3% of total investments and 2.0% of total assets as of that date.  Such securities included fixed-rate U.S. agency debentures and securitized pools of loans issued and fully guaranteed by the Small Business Administration (“SBA”), a U.S. government agency.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 – Impairment of Securities (continued)

With credit risk being reduced to negligible levels due to the issuer’s guarantee, the unrealized losses on the Company’s investment in U.S. agency debentures are due largely to the combined effects of several market-related factors including, most notably, changes in market interest rates and changing market conditions which affect the supply and demand for such securities.  Those market conditions may fluctuate over time resulting in certain securities being impaired for periods in excess of 12 months.  However, the longevity of such impairment is not necessarily reflective of an expectation for an adverse change in cash flows signifying a credit loss.  Consequently, the impairments of value resulting directly from these changing market conditions are considered “noncredit-related” and “temporary” in nature.

The Company has the stated ability and intent to “hold to maturity” those securities so designated at June 30, 2016  and does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  In light of the factors noted, the Company does not consider its balance of U.S. agency securities with unrealized losses at June 30, 2016 to be “other-than-temporarily” impaired as of that date.

Obligations of State and Political Subdivisions.

The carrying value of the Company’s securities representing obligations of state and political subdivisions totaled $110.6 million at June 30, 2016 and comprised 8.8% of total investments and 2.5% of total assets as of that date.  Such securities primarily included fixed-rate, bank-qualified securities representing general obligations of municipalities located within the U.S. or the obligations of their related entities such as boards of education or school districts.  The balance of municipal obligations at June 30, 2016 included $3.4 million of non-rated bond anticipation notes (“BANs”) comprising six short-term obligations issued by a total of five New Jersey municipalities.

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

At June 30, 2016, each of the Company’s impaired municipal obligations were consistently rated by Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Financial Services (“S&P”) well above the thresholds that generally support the Company’s investment grade assessment with such ratings equaling “AA-” or higher by S&P and/or “A1” or higher by Moody’s, where rated by those agencies. In the absence of such ratings, the Company relies upon its own internal analysis of the issuer’s financial condition to validate its investment grade assessment.

Given the absence of any expectation for an adverse change in cash flows signifying a credit loss, the unrealized losses on the Company’s investment in municipal obligations are due largely to the combined effects of several market-related factors including, most notably, changes in market interest rates and changing market conditions which affect the supply and demand for such securities.  Those market conditions may fluctuate over time resulting in certain securities being impaired for periods in excess of 12 months.  However, the longevity of such impairment is not necessarily reflective of an expectation for an adverse change in cash flows signifying a credit loss.  Consequently, the impairments of value resulting directly from these changing market conditions are considered “noncredit-related” and “temporary” in nature.

The Company has the stated ability and intent to “hold to maturity” those securities so designated at June 30, 2016 and does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  In light of the factors noted, the Company does not consider its balance of obligations of state and political subdivisions with unrealized losses at June 30, 2016 to be “other-than-temporarily” impaired as of that date.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 – Impairment of Securities (continued)

Asset-backed Securities.

The carrying value of the Company’s asset-backed securities totaled $82.6 million at June 30, 2016 and comprised 6.6% of total investments and 1.8% of total assets as of that date.  This category of securities is comprised entirely of structured, floating-rate securities representing securitized federal education loans featuring 97% U.S. government guarantees.  The securities represent tranches of a larger investment vehicle designed to reallocate credit risk among the individual tranches comprised within that vehicle.  Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying loans.  The Company’s impaired asset-backed securities represent the highest credit-quality tranches within the overall structures with each being rated “AA+” or better by S&P at June 30, 2016.

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

The Company does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of June 30, 2016.  In light of the factors noted, the Company does not consider its balance of asset-backed securities with unrealized losses at June 30, 2016 to be “other-than-temporarily” impaired as of that date.

Collateralized Loan Obligations.

The outstanding balance of the Company’s collateralized loan obligations totaled $127.4 million at June 30, 2016 and comprised 10.2% of total investments and 2.8% of total assets as of that date.  This category of securities is comprised entirely of structured, floating-rate securities comprised of securitized commercial loans to large U.S. corporations.  The Company’s securities represent tranches of a larger investment vehicle designed to reallocate cash flows and credit risk among the individual tranches comprised within that vehicle.  Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying loans.

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

At June 30, 2016, each of the Company’s impaired collateralized loan obligations were consistently rated by Moody’s and S&P well above the thresholds that generally support the Company’s investment grade assessment, with such ratings equaling “AA” or higher by S&P and “Aa2” or higher by Moody’s, where rated by those agencies.

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

At June 30, 2016, the Company’s entire portfolio of collateralized loan obligations remains compliant with the Volcker Rule.  As such, the Company concluded that the possibility of being required to sell its collateralized loan obligations prior to their anticipated recovery is currently unlikely, which is further reinforced by the overall strength of the Company’s liquidity, asset quality and capital position as of that date. Moreover, the Company does not otherwise intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost at June 30, 2016.  In light of the factors noted, the Company does not consider its balance of collateralized loan obligations with unrealized losses at June 30, 2016 to be “other-than-temporarily” impaired as of that date.

Corporate Bonds.

The carrying value of the Company’s corporate bonds totaled $137.4 million at June 30, 2016 and comprised 11.0% of total investments and 3.1% of total assets as of that date.  This category of securities is comprised entirely of floating-rate corporate debt obligations issued by large financial institutions.  Such issuers include domestic institutions, such as The Goldman Sachs Group, Inc., General Electric Capital Corporation, JPMorgan Chase & Co. and Wells Fargo and Co., as well as non-domestic financial institutions such as Barclays Bank PLC and Deutsche Bank AG.  The Company generally limits its investment in the unsecured corporate debt of any single issuer to $25.0 million.

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

At June 30, 2016, each of the Company’s impaired corporate bonds were consistently rated by Moody’s and S&P above the thresholds that generally support the Company’s investment grade assessment with such ratings equaling “BBB+” or higher by S&P and/or “Baa2” or higher by Moody’s, where rated by those agencies.

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

The Company does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of June 30, 2016.  In light of the factors noted, the Company does not consider its balance of corporate bonds with unrealized losses at June 30, 2016 to be “other-than-temporarily” impaired as of that date.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 – Impairment of Securities (continued)

Trust Preferred Securities.

The carrying value of the Company’s trust preferred securities totaled $7.7 million at June 30, 2016 and comprised less than one percent of total investments and total assets as of that date.  The category comprises a total of five “single-issuer” (i.e. non-pooled) trust preferred securities, four of which are impaired as of June 30, 2016, that were originally issued by four separate financial institutions.  As a result of bank mergers involving the issuers of these securities, the Company’s five trust preferred securities currently represent the de-facto obligations of three separate financial institutions.

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

At June 30, 2016, the Company owned two securities at an amortized cost of $3.0 million that were consistently rated by Moody’s and S&P above the thresholds that generally support the Company’s investment grade assessment. The securities were originally issued through Chase Capital II and currently represent de-facto obligations of JPMorgan Chase & Co.

The Company has attributed the unrealized losses on these securities to the combined effects of several market-related factors, including movements in market interest rates and general level of liquidity of such securities in the marketplace based on overall supply and demand.

With regard to interest rates, the Company’s impaired trust preferred securities are variable rate securities whose interest rates generally float with three-month LIBOR plus a margin.  Based upon the historically low level of short-term market interest rates, the current yield on these securities is comparatively low.  Consequently, the fair value of the securities, as determined based upon their market price, reflects the adverse effects of the historically low market interest rates at June 30, 2016.

More significantly, the market prices of the impaired trust preferred securities also reflect the effect of reduced demand for such securities in the current marketplace.

In addition to the securities noted above, the Company owned two trust preferred securities at an amortized cost of $4.9 million whose external credit ratings by both S&P and Moody’s fell below the thresholds that the Company normally associates with investment grade securities. The securities were originally issued through BankBoston Capital Trust IV and MBNA Capital B and currently represent de-facto obligations of Bank of America Corporation.

The Company’s evaluation of the unrealized loss associated with these securities considered a variety of factors to determine if any portion of the impairment was credit-related at June 30, 2016.  Factors generally considered in such evaluations included the financial strength and viability of the issuer and its parent company, the security’s historical performance through prior business and economic cycles, rating consistency or variability among rating companies, the security’s current and anticipated status regarding payment default or deferral of contractual payments to investors and the impact of these factors on the present value of the security’s expected future cash flows in relation to its amortized cost basis.

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

Finally, the Company does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of June 30, 2016.  Moreover, as “single issuer” obligations, these securities fall outside the scope of the Volcker Rule discussed earlier that originally identified pooled trust preferred securities as potentially ineligible investments for banks.  In light of the factors noted, the Company does not consider its investments in trust preferred securities with unrealized losses at June 30, 2016 to be “other-than-temporarily” impaired as of that date.

Note 8 – Loans Receivable

	June 30,
	2016	2015
	(In Thousands)
Real estate mortgage:
One-to-four family residential	$605,203	$592,321
Commercial mortgage:
Multi-family	1,040,293	728,379
Nonresidential	820,673	580,724
Total commercial mortgage	1,860,966	1,309,103

Total real estate mortgage	2,466,169	1,901,424

Construction	2,038	5,711

Commercial business	88,207	99,451

Consumer:
Home equity loans	70,345	70,257
Home equity lines of credit	19,221	21,414
Passbook or certificate	3,349	3,999
Other	22,052	292
Total consumer	114,967	95,962

Total loans	2,671,381	2,102,548

Unamortized yield adjustments including net premiums and discounts on purchased and acquired loans and net deferred fees and costs on loans originated	2,606	316

Total loans receivable, net of yield adjustments	$2,673,987	$2,102,864

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8 – Loans Receivable (continued)

The Bank has granted loans to officers and directors of the Company and its subsidiaries and to their associates.  Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability.  As of June 30, 2016 and 2015 such loans totaled approximately $4.2 million and $4.1 million, respectively.  During the years ended June 30, 2016 and June 30, 2015, the Bank granted four and five new loans to related parties totaling $1.2 million and $868,000, respectively

Note 9 – Loan Quality and the Allowance for Loan Losses

Acquired Credit-Impaired Loans

At June 30, 2016, the remaining outstanding principal balance and carrying amount of acquired credit-impaired loans totaled approximately $1,605,000 and $1,168,000 respectively.  By comparison, at June 30, 2015, the remaining outstanding principal balance and carrying amount of such loans totaled approximately $9,900,000 and $8,363,000, respectively.

The carrying amount of acquired credit-impaired loans for which interest is not being recognized due to the uncertainty of the cash flows relating to such loans totaled $436,000 and $1,322,000 at June 30, 2016 and June 30, 2015, respectively.

The balance of the allowance for loan losses at June 30, 2016 and June 30, 2015 included approximately $13,000 and $81,000 of valuation allowances, respectively, for a specifically identified impairment attributable to acquired credit-impaired loans.  The valuation allowances were attributable to additional impairment recognized on the applicable loans subsequent to their acquisition, net of any charge offs recognized during that time.

The following table presents the changes in the accretable yield relating to the acquired credit-impaired loans for the years ended June 30, 2016 and 2015.

	Year Ended June 30,
	2016	2015
	(In Thousands)
Beginning balance	$1,189	$1,891
Accretion to interest income	(417)	(702)
Disposals	(437)	-
Reclassifications from nonaccretable difference	-	-
Ending balance	$335	$1,189

Residential Mortgage Loans in Foreclosure

We may obtain physical possession of one- to four-family real estate collateralizing a residential mortgage loan via foreclosure or through an in-substance repossession. As of June 30, 2016, we held one single-family property in real estate owned with a carrying value of $327,000 that was acquired through a foreclosure on a residential mortgage loan.  As of that same date, we held 26 residential mortgage loans with aggregate carrying values totaling $5.7 million which were in the process of foreclosure.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

The following tables present the balance of the allowance for loan losses at June 30, 2016, 2015 and 2014 based upon the calculation methodology described in Note 1.  The tables identify the valuation allowances attributable to specifically identified impairments on individually evaluated loans, including those acquired with deteriorated credit quality, as well as valuation allowances for impairments on loans evaluated collectively.  The tables include the underlying balance of loans receivable applicable to each category as of those dates as well as the activity in the allowance for loan losses for the years ended June 30, 2015, 2015 and 2014.  Unless otherwise noted, the balance of loans reported in the tables below excludes yield adjustments and the allowance for loan loss.

Allowance for Loan Losses and Loans Receivable
at June 30, 2016
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Balance of allowance for loan losses:

Originated and purchased loans:
Loans individually evaluated for impairment	$77	$14	$-	$199	$77	$-	$-	$367
Loans collectively evaluated for impairment	2,293	16,972	15	1,751	230	41	777	22,079
Allowance for loan losses on originated and purchased loans	2,370	16,986	15	1,950	307	41	777	22,446

Loans acquired at fair value:
Loans acquired with deteriorated credit quality	-	-	-	13	-	-	-	13
Other acquired loans individually evaluated for impairment	-	39	-	188	1	-	-	228
Acquired loans collectively evaluated for impairment	-	816	9	633	44	39	1	1,542
Allowance for loan losses on loans acquired at fair value	-	855	9	834	45	39	1	1,783

Total allowance for loan losses	$2,370	$17,841	$24	$2,784	$352	$80	$778	$24,229

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

Allowance for Loan Losses and Loans Receivable
Year Ended June 30, 2016
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the year ended June 30, 2016:

At June 30, 2015:
Allocated	$2,210	$11,120	$34	$1,860	$260	$106	$16	$15,606
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	2,210	11,120	34	1,860	260	106	16	15,606

Total charge offs	(1,213)	(133)	-	(1,464)	(67)	(26)	(55)	(2,958)
Total recoveries	88	-	-	760	41	-	2	891
Total allocated provisions	1,285	6,854	(10)	1,628	118	-	815	10,690
Total unallocated provisions	-	-	-	-	-	-	-	-

At June 30, 2016:
Allocated	2,370	17,841	24	2,784	352	80	778	24,229
Unallocated	-	-	-	-	-	-	-	-
Total allowance for loan losses	$2,370	$17,841	$24	$2,784	$352	$80	$778	$24,229

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

Allowance for Loan Losses and Loans Receivable
at June 30, 2016
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Balance of loans receivable:

Originated and purchased loans:
Loans individually evaluated for impairment	$12,458	$3,077	$-	$964	$882	$17	$-	$17,398
Loans collectively evaluated for impairment	540,306	1,779,128	1,357	70,524	64,139	11,709	25,325	2,492,488
Total originated and purchased loans	552,764	1,782,205	1,357	71,488	65,021	11,726	25,325	2,509,886

Loans acquired at fair value:
Loans acquired with deteriorated credit quality	104	304	-	760	-	-	-	1,168
Other acquired loans individually evaluated for impairment	348	3,901	357	683	935	346	-	6,570
Acquired loans collectively evaluated for impairment	51,987	74,556	324	15,276	4,389	7,149	76	153,757
Total loans acquired at fair value	52,439	78,761	681	16,719	5,324	7,495	76	161,495

Total loans	$605,203	$1,860,966	$2,038	$88,207	$70,345	$19,221	$25,401	2,671,381
Unamortized yield adjustments								2,606
Loans receivable, net of yield adjustments								$2,673,987

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

The following tables present key indicators of credit quality regarding the Company’s loan portfolio based upon loan classification and contractual payment status at June 30, 2016 and 2015.

Credit-Rating Classification of Loans Receivable
at June 30, 2016
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans:
Non-classified	$538,310	$1,777,819	$1,063	$70,462	$63,982	$11,662	$25,245	$2,488,543
Classified:
Special Mention	494	-	294	62	49	24	40	963
Substandard	13,960	4,386	-	964	990	40	38	20,378
Doubtful	-	-	-	-	-	-	2	2
Loss	-	-	-	-	-	-	-	-
Total classified loans	14,454	4,386	294	1,026	1,039	64	80	21,343
Total originated and purchased loans	552,764	1,782,205	1,357	71,488	65,021	11,726	25,325	2,509,886

Loans acquired at fair value:
Non-classified	50,682	73,890	-	11,440	4,284	6,907	53	147,256
Classified:
Special Mention	365	-	324	619	-	236	21	1,565
Substandard	1,392	4,871	357	4,660	1,040	352	2	12,674
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total classified loans	1,757	4,871	681	5,279	1,040	588	23	14,239
Total loans acquired at fair value	52,439	78,761	681	16,719	5,324	7,495	76	161,495

Total loans	$605,203	$1,860,966	$2,038	$88,207	$70,345	$19,221	$25,401	$2,671,381

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

Contractual Payment Status of Loans Receivable
at June 30, 2016
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans:
Current	$544,938	$1,779,662	$1,357	$71,077	$64,720	$11,548	$25,225	$2,498,527
Past due:
30-59 days	1,147	-	-	-	65	86	22	1,320
60-89 days	488	-	-	411	-	75	40	1,014
90+ days	6,191	2,543	-	-	236	17	38	9,025
Total past due	7,826	2,543	-	411	301	178	100	11,359
Total originated and purchased loans	552,764	1,782,205	1,357	71,488	65,021	11,726	25,325	2,509,886

Loans acquired at fair value:
Current	51,610	78,170	324	16,251	5,246	7,143	76	158,820
Past due:
30-59 days	377	-	-	-	-	352	-	729
60-89 days	452	376	-	-	-	-	-	828
90+ days	-	215	357	468	78	-	-	1,118
Total past due	829	591	357	468	78	352	-	2,675
Total loans acquired at fair value	52,439	78,761	681	16,719	5,324	7,495	76	161,495

Total loans	$605,203	$1,860,966	$2,038	$88,207	$70,345	$19,221	$25,401	$2,671,381

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

The following tables present information relating to the Company’s nonperforming and impaired loans at June 30, 2016 and 2015.  Loans reported as “90+ days past due and accruing” in the table immediately below are also reported in the preceding contractual payment status table under the heading “90+ days past due”.

Performance Status of Loans Receivable
at June 30, 2016
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Originated and purchased loans:
Performing	$542,484	$1,779,160	$1,357	$70,524	$64,630	$11,709	$25,287	$2,495,151
Nonperforming:
90+ days past due accruing	-	-	-	-	-	-	38	38
Nonaccrual	10,280	3,045	-	964	391	17	-	14,697
Total nonperforming	10,280	3,045	-	964	391	17	38	14,735
Total originated and purchased loans	552,764	1,782,205	1,357	71,488	65,021	11,726	25,325	2,509,886

Loans acquired at fair value:
Performing	51,987	75,013	324	15,718	4,573	7,484	76	155,175
Nonperforming:
90+ days past due accruing	-	-	-	-	-	-	-	-
Nonaccrual	452	3,748	357	1,001	751	11	-	6,320
Total nonperforming	452	3,748	357	1,001	751	11	-	6,320
Total loans acquired at fair value	52,439	78,761	681	16,719	5,324	7,495	76	161,495

Total loans	$605,203	$1,860,966	$2,038	$88,207	$70,345	$19,221	$25,401	$2,671,381

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

Impairment Status of Loans Receivable
at or Year ended June 30, 2016
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Carrying value of impaired loans:

Originated and purchased loans:
Non-impaired loans	$540,306	$1,779,128	$1,357	$70,524	$64,139	$11,709	$25,325	$2,492,488
Impaired loans:
Impaired loans with no allowance for impairment	10,424	2,833	-	945	803	17	-	15,022
Impaired loans with allowance for impairment:
Recorded investment	2,034	244	-	19	79	-	-	2,376
Allowance for impairment	(77)	(14)	-	(199)	(77)	-	-	(367)
Balance of impaired loans net of allowance for impairment	1,957	230	-	(180)	2	-	-	2,009
Total impaired loans, excluding allowance for impairment:	12,458	3,077	-	964	882	17	-	17,398
Total originated and purchased loans	552,764	1,782,205	1,357	71,488	65,021	11,726	25,325	2,509,886

Loans acquired at fair value:
Non-impaired loans	51,987	74,556	324	15,276	4,389	7,149	76	153,757
Impaired loans:
Impaired loans with no allowance for impairment	452	3,845	357	955	935	346	-	6,890
Impaired loans with allowance for impairment:
Recorded investment	-	360	-	488	-	-	-	848
Allowance for impairment	-	(39)	-	(201)	(1)	-	-	(241)
Balance of impaired loans net of allowance for impairment	-	321	-	287	(1)	-	-	607
Total impaired loans, excluding allowance for impairment:	452	4,205	357	1,443	935	346	-	7,738
Total loans acquired at fair value	52,439	78,761	681	16,719	5,324	7,495	76	161,495

Total loans	$605,203	$1,860,966	$2,038	$88,207	$70,345	$19,221	$25,401	$2,671,381

Unpaid principal balance of impaired loans:
Originated and purchased loans	$16,080	$4,358	$73	$1,069	$966	$17	$-	$22,563
Loans acquired at fair value	491	4,760	385	2,667	1,123	399	-	9,825
Total impaired loans	$16,571	$9,118	$458	$3,736	$2,089	$416	$-	$32,388

For the year ended June 30, 2016:
Average balance of impaired loans	$12,218	$7,857	$888	$8,278	$1,520	$848	$-	$31,609
Interest earned on impaired loans	$176	$40	$-	$161	$44	$6	$-	$427

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

The following tables present information regarding the restructuring of the Company’s troubled debts during the year ended June 30, 2016 and June 30, 2015 and any defaults of TDRs during that year that were restructured within 12 months of the date of default.  During the year ended June 30, 2014, the Company did not restructure any troubled debts and there were no defaults of TDRs that were restructured within 12 months of the date of default.

Troubled Debt Restructurings of Loans Receivable
Year Ended June 30, 2016
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Troubled debt restructuring activity for the year ended June 30, 2016

Originated and purchased loans
Number of loans	5	-	-	-	2	-	-	7
Pre-modification outstanding recorded investment	$1,770	$-	$-	$-	$178	$-	$-	$1,948
Post-modification outstanding recorded investment	1,472	-	-	-	162	-	-	$1,634
Charge offs against the allowance for loan loss recognized at modification	300	-	-	-	16	-	-	$316

Loans acquired at fair value
Number of loans	-	3	-	1	3	-	-	7
Pre-modification outstanding recorded investment	$-	$2,285	$-	$348	$580	$-	$-	$3,213
Post-modification outstanding recorded investment	-	2,290	-	316	607	-	-	$3,213
Charge offs against the allowance for loan loss recognized at modification	-	-	-	47	41	-	-	$88

Troubled debt restructuring defaults for the year ended June 30, 2016

Originated and purchased loans
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

Troubled Debt Restructurings of Loans Receivable
Year Ended June 30, 2015
	Residential Mortgage	Commercial Mortgage	Construction	Commercial Business	Home Equity Loans	Home Equity Lines of Credit	Other Consumer	Total
	(In Thousands)
Troubled debt restructuring activity for the year ended June 30, 2015

Originated and purchased loans
Number of loans	5	1	-	2	-	-	-	8
Pre-modification outstanding recorded investment	$1,955	$369	$ -	$348	$ -	$ -	$ -	$2,672
Post-modification outstanding recorded investment	1,823	376	-	322	-	-	-	$2,521
Charge offs against the allowance for loan loss recognized at modification	261	14	-	27	-	-	-	$302

Loans acquired at fair value
Number of loans	-	1	-	1	-	-	-	2
Pre-modification outstanding recorded investment	$-	$479	$-	$32	$-	$-	$-	$511
Post-modification outstanding recorded investment	-	537	-	32	-	-	-	$569
Charge offs against the allowance for loan loss recognized at modification	-	24	-	1	-	-	-	$25

Troubled debt restructuring defaults for the year ended June 30, 2015

Originated and purchased loans
Number of loans	1	-	-	-	-	-	-	1
Outstanding recorded investment	$416	$-	$-	$-	$-	$-	$-	$416

Loans acquired at fair value
Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 – Loan Quality and the Allowance for Loan Losses (continued)

The manner in which the terms of a loan are modified through a troubled debt restructuring generally includes one or more of the following changes to the loan’s repayment terms:

•	Interest Rate Reduction: Temporary or permanent reduction of the interest rate charged against the outstanding balance of the loan.
•	Capitalization of Prior Past Dues: Capitalization of prior amounts due to the outstanding balance of the loan.
•	Extension of Maturity or Balloon Date: Extending the term of the loan past its original balloon or maturity date.
•	Deferral of Principal Payments: Temporary deferral of the principal portion of a loan payment.
•	Payment Recalculation and Re-amortization: Recalculation of the recurring payment obligation and resulting loan amortization/repayment schedule based on the loan’s modified terms.

Note 10 – Premises and Equipment

	June 30,
	2016	2015
	(In Thousands)
Land	$10,820	$10,820
Buildings and improvements	36,057	35,922
Leasehold improvements	4,390	4,297
Furnishing and equipment	20,520	19,012
Construction in progress	1,000	589
	72,787	70,640
Less accumulated depreciation and amortization	34,402	31,460
Total premises and equipment	$38,385	$39,180

Depreciation expense on premises and equipment for the fiscal years ended June 30, 2016, 2015 and 2014 totaled $3.0 million, $2.9 million and 2.6 million, respectively.

Land included properties held for future branch expansion totaling $2,419,000 at June 30, 2016 and 2015.

Note 11 – Interest Receivable

	June 30,
	2016	2015
	(In Thousands)
Loans	$7,798	$6,324
Mortgage-backed securities	1,589	1,855
Debt securities	1,825	1,694
Total interest receivable	$11,212	$9,873

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12 – Goodwill and Other Intangible Assets

	Goodwill	Core Deposit Intangibles
	(In Thousands)
Balance at June 30, 2013	$108,591	$514
Amortization	-	(122)
Acquisition of Atlas Bank	-	398
Balance at June 30, 2014	108,591	790
Amortization	-	(193)
Balance at June 30, 2015	108,591	597
Amortization	-	(167)
Balance at June 30, 2016	$108,591	$430

Scheduled amortization of core deposit intangibles for each of the next five years and thereafter is as follows:

Year Ending June 30,	Core Deposit Intangible Amortization
(In Thousands)
2017	$139
2018	111
2019	84
2020	57
2021	29
Thereafter	11

Note 13 – Deposits

	June 30,
	2016		2015
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars in Thousands)

Non-interest-bearing demand	$238,751	0.00%	$218,533	0.00%
Interest-bearing demand (1)	732,633	0.40	724,484	0.25
Savings and club	516,024	0.16	520,957	0.16
Certificates of deposits (2)	1,207,425	1.29	1,001,676	1.17
Total deposits	$2,694,833	0.72%	$2,465,650	0.58%

(1)

Interest-bearing demand deposits at June 30, 2016 and June 30, 2015 include $224.1 million and $226.2 million, respectively, of brokered deposits at a weighted average interest rate of 0.47% and 0.18%, excluding cost of interest rate derivatives used to hedge interest expense.

(2)	Certificates of deposit at June 30, 2016 and June 30, 2015 include $8.4 million and $18.4 million, respectively, of brokered deposits at a weighted average interest rate of 3.22% and 3.49%.

Certificates of deposit with balances of $250,000 or more at June 30, 2016 and 2015, totaled approximately $184.1 million and $125.2 million, respectively.  The Bank’s deposits are insurable to applicable limits by the Federal Deposit Insurance Corporation.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13 – Deposits (continued)

A summary of certificates of deposit by maturity follows:

	June 30,
	2016	2015
	(In Thousands)

One year or less	$666,145	$526,457
After one year to two years	256,434	169,105
After two years to three years	108,789	122,937
After three years to four years	80,609	95,040
After four years to five years	89,423	81,819
After five years	6,025	6,318
Total certificates of deposit	$1,207,425	$1,001,676

Interest expense on deposits consists of the following:

	June 30,
	2016	2015	2014
	(In Thousands)

Demand	$4,245	$3,961	$3,790
Savings and club	851	819	739
Certificates of deposit	13,577	11,159	10,009
Total interest on deposits	$18,673	$15,939	$14,538

Note 14 – Borrowings

Fixed-rate advances from FHLB of New York mature as follows:

	June 30, 2016		June 30, 2015
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars in Thousands)
Maturing in years ending June 30:
2016	$-	0.00%	$382,500	0.41%
2017	428,000	0.69	3,000	1.05
2018	5,225	1.18	5,225	1.18
2021	572	4.94	671	4.94
2023	145,000	3.04	145,000	3.04
Total borrowings	578,797	1.29%	536,396	1.13%
Fair value adjustments	(9)		9
Total borrowings, net of fair value adjustments	$578,788		$536,405

At June 30, 2016, $428.0 million in advances are due within one year while the remaining $150.8 million in advances are due after one year of which $145.0 million are callable in April 2018.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14 – Borrowings (continued)

At June 30, 2016, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $970.5 million and $193.8 million, respectively.  At June 30, 2015, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $894.6 million and $185.2 million, respectively.

Borrowings at June 30, 2016 and 2015 also included overnight borrowings in the form of depositor sweep accounts totaling $35.6 million and $35.1 million, respectively. Depositor sweep accounts are short term borrowings representing funds that are withdrawn from a customer’s noninterest-bearing deposit account and invested in an uninsured overnight investment account that is collateralized by specified investment securities owned by the Bank.

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

The effects of derivative instruments on the Consolidated Financial Statements for June 30, 2016 are as follows:

	June 30, 2016
	Notional/ Contract Amount	Fair Value	Balance Sheet Location	Expiration Date
	(Dollars in Thousands)
Derivatives designated as hedging instruments
Interest rate swaps by effective date:
July 1, 2013	$165,000	$(2,280)	Other liabilities	July 1, 2018
August 19, 2013	75,000	(1,627)	Other liabilities	August 20, 2018
October 9, 2013	50,000	(911)	Other liabilities	October 9, 2018
March 28, 2014	75,000	(2,364)	Other liabilities	March 28, 2019
June 5, 2015	60,000	(3,412)	Other liabilities	June 5, 2020
July 28, 2015	50,000	(3,243)	Other liabilities	July 28, 2020
September 28, 2015	40,000	(2,765)	Other liabilities	September 28, 2020
December 28, 2015	35,000	(2,715)	Other liabilities	December 28, 2020
	550,000	(19,317)
Interest rate caps by effective date:
June 5, 2013	40,000	33	Other liabilities	June 5, 2018
July 1, 2013	35,000	27	Other liabilities	July 1, 2018
	75,000	60
Total	$625,000	$(19,257)

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Derivative Instruments and Hedging Activities (continued)

	Year Ended June 30, 2016
	Amount of Loss Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
	(Dollars in Thousands)
Derivatives in cash flow hedges
Interest rate swaps by effective date:
July 1, 2013	$(895)	Not applicable	$-
August 19, 2013	(283)	Not applicable	-
October 9, 2013	(302)	Not applicable	-
March 28, 2014	(587)	Not applicable	-
June 5, 2015	(1,002)	Not applicable	-
July 28, 2015	(914)	Not applicable	-
September 28, 2015	(873)	Not applicable	-
December 28, 2015	(944)	Not applicable	-
	(5,800)		-
Interest rate caps by effective date:
June 5, 2013	(121)	Not applicable	-
July 1, 2013	(105)	Not applicable	-
	(226)		-
Total	$(6,026)		$-

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

At June 30, 2016, two of the Company’s derivatives were in an asset position totaling $60,000 while the remaining eight derivatives were in a liability position totaling $19.3 million.  In total, the Company’s derivatives were in a net liability position of $19.3 million at June 30, 2016 and included in other liabilities as of that date.  As required under the enforceable master netting arrangement with its derivatives counterparty, the Company posted financial collateral in the amount of $19.7 million at June 30, 2016 that was not included as an offsetting amount.

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

In addition to the derivative instruments noted above, the Company has outstanding commitments to originate loans held for sale totaling $16.7 million at June 30, 2016 that are considered derivative instruments whose fair values are not considered to be material for financial statement reporting purposes.

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

ESOP shares pledged as collateral are initially recorded as unearned ESOP shares in the consolidated statements of financial condition.  On a monthly basis, 16,725 shares are committed to be released, compensation expense is recorded equal to the number of shares committed to be released times the monthly average market price of the shares, and the committed shares become outstanding for basic net income per common share computations.  ESOP compensation expense was approximately $2,377,000, $2,067,000 and $1,742,000 for the years ended June 30, 2016, 2015 and 2014, respectively.

At June 30, 2016 and 2015, the ESOP shares were as follows:

	June 30,
	2016	2015
	(In Thousands)
Allocated shares	1,677	1,629
Total shares distributed due to employment termination	482	329
Shares committed to be released	100	100
Unearned shares	3,763	3,964
Total ESOP shares	6,022	6,022

Fair value of unearned ESOP shares	$47,340	$44,236

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 – Benefit Plans (continued)

Employee Stock Ownership Plan Benefit Equalization Plan ("ESOP BEP")

The Bank has a non-qualified plan to compensate its senior officers who participate in the Bank's ESOP for certain benefits lost under such plan by reason of benefit limitations imposed by the Internal Revenue Code (“IRC”).  The ESOP BEP expense was approximately $24,000, $28,000 and $36,000 for the years ended June 30, 2016, 2015 and 2014, respectively.  The liability totaled approximately $15,000 and $18,000 at June 30, 2016 and 2015, respectively.

Thrift Plan

The Bank sponsors the Employees' Savings and Profit Sharing Plan and Trust (the “Plan”), pursuant to Section 401(k) of the Internal Revenue Code, for all eligible employees.  Employees may elect to save up to 20% of their compensation.  The Bank will contribute a matching contribution up to 3.5% of the employee annual compensation.  The Plan expense amounted to approximately $662,000, $591,000 and $543,000 for the years ended June 30, 2016, 2015 and 2014, respectively.

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

The Pentegra DB Plan is non-contributory and covers all eligible employees.  In April 2007, the Board of Directors of the Bank approved, effective July 1, 2007, “freezing” all future benefit accruals under the Pentegra DB Plan.

Funded status (market value of plan assets divided by funding target) of the Pentegra DB Plan based on valuation reports as of July 1, 2015 and 2014 was 103.81% and 108.85%, respectively.  Total contributions, made to the Pentegra DB Plan, which include contributions from all participating employers and not just the Company, as reported on Form 5500, were $163.1 million and $190.8 million for the plan years ended June 30, 2015 and June 30, 2014, respectively.  The Bank’s contributions to the Pentegra DB Plan were not more than 5% of the total contributions to the Pentegra DB Plan.  During the years ended June 30, 2016, 2015 and 2014, the total expense recorded for the Pentegra DB Plan was approximately $309,000, $246,000 and $303,000, respectively.

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

The following tables set forth the ABRIP’s funded status and net periodic benefit cost:

	June 30,
	2016	2015
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation - beginning	$2,569	$2,646
Interest cost	125	115
Actuarial Loss	301	-
Benefit payments	(196)	(192)
Projected benefit obligation - ending	$2,799	$2,569

Change in plan assets:
Fair value of assets - beginning	$3,958	$3,885
Actual return on assets	83	265
Benefit payments	(196)	(192)
Fair value of assets - ending	$3,845	$3,958

Reconciliation of funded status
Projected benefit obligation	$(2,799)	$(2,569)
Fair value of assets	3,845	3,958
Prepaid pension asset included in other assets	$1,046	$1,389

Accumulated benefit obligation	$(2,799)	$(2,569)

Valuation assumptions
Discount rate	3.75%	4.50%
Salary increase rate	N/A	N/A

	Years Ended June 30,
	2016	2015
	(In Thousands)
Net periodic benefit cost:
Interest cost	$125	$115
Expected return on assets	(258)	(265)
Amortization of net loss	9	-
Total benefit	$(124)	$(150)

Valuation assumptions
Discount rate	4.50%	4.50%
Long term rate of return on plan assets	7.00%	7.00%

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 – Benefit Plans (continued)

There was no net periodic pension expense for the year ended June 30, 2014 as the acquisition of Atlas Bank occurred on June 30, 2014.  The Bank does not expect to contribute to the ABRIP in the year ending June 30, 2017.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Benefit Payments
(In Thousands)
Years ending June 30:
2017	$203
2018	206
2019	202
2020	199
2021	197
2022-2026	941

At June 30, 2016 and 2015, unrecognized net loss of $467,000 and $-0-, respectively, was included in accumulated other comprehensive income.  For the fiscal year ending June 30, 2017, $52,000 of unrecognized net loss is expected to be recognized as a component of net periodic pension expense.

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 – Benefit Plans (continued)

The long-term rate-of-return-on-assets assumption was set based on historical returns earned by equities and fixed-income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes.  Equities and fixed-income securities were assumed to earn real rates of return in the ranges of 6% - 8% and 3% - 5%, respectively.  The long-term inflation rate was estimated to be 2.5%.  When these overall return expectations are applied to the plan’s allocation, the result is an expected rate of return of 5% - 7%.

The fair values of the ABRIP’s assets at June 30, 2016 and 2015, by asset category (see Note 20 for the definitions of levels), are as follows:

	June 30, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)

Prudential Guaranteed Deposit Fund	$-	$3,845	$-	$3,845

	June 30, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)

Prudential Guaranteed Deposit Fund	$-	$3,958	$-	$3,958

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 – Benefit Plans (continued)

Benefit Equalization Plan (“BEP”)

The Bank has an unfunded non-qualified plan to compensate senior officers of the Bank who participate in the Bank’s qualified defined benefit plan for certain benefits lost under such plans by reason of benefit limitations imposed by Sections 415 and 401 of the IRC.  There were approximately $229,000, $227,000 and $265,000 in contributions made to and benefits paid under the BEP during each of the years ended June 30, 2016, 2015 and 2014, respectively.

The following tables set forth the BEP’s funded status and components of net periodic benefit cost:

	June 30,
	2016	2015
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation - beginning	$3,181	$3,101
Interest cost	155	142
Actuarial loss	375	165
Benefit payments	(229)	(227)
Projected benefit obligation - ending	$3,482	$3,181

Change in plan assets:
Fair value of assets - beginning	$-	$-
Contributions	229	227
Benefit payments	(229)	(227)
Fair value of assets - ending	$-	$-

Reconciliation of funded status:
Accumulated benefit obligation	$(3,482)	$(3,181)

Projected benefit obligation	$(3,482)	$(3,181)
Fair value of assets	-	-
Accrued pension included in other liabilities	$(3,482)	$(3,181)

Valuation assumptions
Discount rate	3.75%	4.50%
Salary increase rate	N/A	N/A

	Years Ended June 30,
	2016	2015	2014
	(In Thousands)
Net periodic benefit cost:
Interest cost	$155	$142	$154
Amortization of net actuarial loss	58	47	37
Total expense	$213	$189	$191

Valuation assumptions
Discount rate	4.50%	4.50%	5.00%
Salary increase rate	N/A	N/A	N/A

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 – Benefit Plans (continued)

It is estimated that contributions of approximately $229,000 will be made during the year ending June 30, 2017.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Benefit Payments
(In Thousands)
Years ending June 30:
2017	$229
2018	231
2019	233
2020	235
2021	236
2022-2025	1,187

In April 2007, the Board of Directors of the Bank approved, effective July 1, 2007, “freezing” all future benefit accruals under the BEP related to the Bank’s defined benefit pension plan.

At June 30, 2016 and 2015, unrecognized net loss of $1,213,000 and $896,000, respectively, was included in accumulated other comprehensive income.  For the fiscal year ending June 30, 2017, $72,000 of the unrecognized net loss is expected to be recognized as a component of net periodic benefit cost.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 – Benefit Plans (continued)

Postretirement Welfare Plan

The Bank has an unfunded postretirement group term life insurance plan covering all eligible employees.  The benefits are based on age and years of service.  During the years ended June 30, 2016, 2015 and 2014, contributions and benefits paid totaled $7,000, $6,000 and $6,000, respectively.

The following tables set forth the accrued accumulated postretirement benefit obligation and the net periodic benefit cost:

	June 30,
	2016	2015
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation - beginning	$1,139	$992
Service cost	42	66
Interest cost	34	46
Actuarial (gain) loss	(371)	41
Premiums/claims paid	(7)	(6)
Projected benefit obligation - ending	$837	$1,139

Change in plan assets:
Fair value of assets - beginning	$-	$-
Contributions	7	6
Premiums/claims paid	(7)	(6)
Fair value of assets - ending	$-	$-

Reconciliation of funded status:
Projected benefit obligation	$(837)	$(1,139)
Fair value of assets	-	-
Accrued postretirement benefit included in other liabilities	$(837)	$(1,139)

Valuation assumptions
Discount rate	3.75%	4.50%
Salary increase rate	3.25%	3.25%

	Years Ended June 30,
	2016	2015	2014
	(In Thousands)
Net periodic benefit cost:
Service cost	$42	$66	$54
Interest cost	34	46	45
Amortization of net actuarial gain	(29)	-	-
Total expense	$47	$112	$99

Valuation assumptions
Discount rate	4.50%	4.50%	5.00%
Salary increase rate	3.25%	3.25%	3.25%

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 – Benefit Plans (continued)

It is estimated that contributions of approximately $8,000 will be made during the year ending June 30, 2017.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Benefit Payments
(In Thousands)
Years ending June 30:
2017	$8
2018	9
2019	9
2020	10
2021	10
2022-2026	60

At June 30, 2016 and 2015, unrecognized net gain (loss) of $319,000 and $(23,000), respectively, were included in accumulated other comprehensive income.  For the fiscal year ending June 30, 2017, $59,000 of unrecognized net gain is expected to be recognized as a component of net periodic benefit cost.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 – Benefit Plans (continued)

Directors’ Consultation and Retirement Plan (“DCRP”)

The Bank has an unfunded retirement plan for non-employee directors. The benefits are payable based on term of service as a director.  During each of the years ended June 30, 2016, 2015 and 2014, contributions and benefits paid totaled $60,000, $60,000 and $60,000, respectively.

The following table sets forth the DCRP’s funded status and components of net periodic cost:

	June 30,
	2016	2015
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation - beginning	$3,381	$2,983
Service cost	97	162
Interest cost	151	139
Actuarial loss (gain)	431	157
Benefit payments	(60)	(60)
Plan amendments	66	-
Curtailment due to plan freeze	(1,037)	-
Projected benefit obligation - ending	$3,029	$3,381

Change in plan assets:
Fair value of assets - beginning	$-	$-
Contributions	60	60
Benefit payments	(60)	(60)
Fair value of assets - ending	$-	$-

Reconciliation of funded status:
Accumulated benefit obligation	$(3,029)	$(3,018)

Projected benefit obligation	$(3,029)	$(3,381)
Fair value of assets	-	-
Accrued pension included in other liabilities	$(3,029)	$(3,381)

Valuation assumptions
Discount rate	3.75%	4.50%
Salary increase rate	0.00%	3.25%

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 – Benefit Plans (continued)

	Years Ended June 30,
	2016	2015	2014
	(In Thousands)
Net periodic benefit cost:
Service cost	$97	$162	$147
Interest cost	151	139	136
Amortization of unrecognized gain	-	(18)	(39)
Amortization of past service liability	22	46	46
Curtailment credit	(931)	-	-
Total (benefit) expense	$(661)	$329	$290

Valuation assumptions
Discount rate	4.50%	4.50%	5.00%
Salary increase rate	N/A	3.25%	3.25%

It is estimated that contributions of approximately $81,000 will be made during the year ending June 30, 2017.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Benefit Payments
(In Thousands)
Years ending June 30:
2017	$81
2018	102
2019	122
2020	141
2021	99
2022-2026	906

In December 2015, the Board of Directors of the Bank approved “freezing” all future benefit accruals under the DCRP effective December 31, 2015.

At June 30, 2016 and 2015, unrecognized net gain of $57,000 and $487,000, respectively, and unrecognized past service cost of $-0- and $62,000, respectively, were included in accumulated other comprehensive income.  For the fiscal year ending June 30, 2017, no unrecognized past service cost is expected to be recognized as a component of net periodic benefit cost.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 – Benefit Plans (continued)

Stock Compensation Plans

As a result of the closing of the Company’s second-step conversion and stock offering on May 18, 2015, share data presented in this note was adjusted to reflect the 1.3804 exchange ratio for the shares converted into the Company’s new common stock.

The Company’s stock compensation plan provides for the grant of stock options and restricted stock awards.  The plan authorized up to 4,919,934 shares as stock option grants and 1,967,974 shares as restricted stock awards.  At June 30, 2016, there were 576,864 shares remaining available for future stock option grants and 34,038 shares remaining available for future restricted stock awards under the plans.

Stock option grants generally vest over a five-year service period and have a contractual maturity of ten years.  The Company recognizes compensation expense for the fair values of these grants, which have graded vesting, on a straight-line basis over the requisite service period of the grants.

The Company granted 62,118 and 255,373 options during the years ended June 30, 2015 and June 30, 2014, respectively.  No options were granted during the year ended June 30, 2016.

Restricted stock awards generally vest in full after five years.  The Company recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period of five years.

The Company awarded 16,564 and 75,228 shares of restricted stock during the year ended June 30, 2015 and June 30, 2014.  There were no restricted stock awards granted during the year ended June 30, 2016.

During the years ended June 30, 2016, 2015 and 2014, the Company recorded $411,000, $469,000 and  $289,000, respectively, of share-based compensation expense, comprised of stock option expense of $160,000, $179,000 and $81,000, respectively, and restricted stock expense of $252,000, $290,000 and $208,000, respectively.

During the years ended June 30, 2016, 2015 and 2014, the income tax benefit attributed to non-qualified stock options expense was approximately $-0-, $2,000 and $(1,000), respectively, and attributed to restricted stock expense was approximately $103,000, $119,000 and $85,000, respectively.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 – Benefit Plans (continued)

The following is a summary of the Company's stock option activity and related information for its option plans for the year ended June 30, 2016:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In Thousands)			(In Thousands)
Outstanding at June 30, 2015	366	$9.75	8.2 years	$520
Forfeited	(55)	$10.71
Outstanding at June 30, 2016	311	$9.56	7.1 years	$937

Exercisable at June 30, 2016	166	$8.83	6.2 years	$621

The Company generally issues shares from authorized but unissued shares upon the exercise of vested options.

There were no exercises of stock options during the year ended June 30, 2016.

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

All shares of treasury stock held by the Company immediately prior to the second-step conversion and stock offering were cancelled in conjunction with the closing of the transaction.  Shares subsequently repurchased by the Company during fiscal 2016 were cancelled concurrent with the settlement of the repurchase transactions.  As such, the Company held no shares of treasury stock at June 30, 2016 or 2015.

The cash proceeds from stock options exercises during the years ended June 30, 2015 and June 30, 2014 totaled approximately $1.4 million and $1.5 million, respectively.  A portion of exercises during each period represented disqualifying dispositions of incentive stock options for which the Company recognized $416,000 and $98,000 in income tax benefit for each period, respectively.

Expected future compensation expense relating to the 144,940 non-exercisable options outstanding as of June 30, 2016 is $417,000 over a weighted average period of 2.11 years.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 – Benefit Plans (continued)

The following is a summary of the status of the Company's non-vested restricted share awards as of June 30, 2016 and changes during the year ended June 30, 2016:

	Restricted Shares	Weighted Average Grant Date Fair Value
	(In Thousands)
Non-vested at June 30, 2015	89	$9.77
Vested	(34)	$8.61
Forfeited	(10)	$10.71
Non-vested at June 30, 2016	45	$10.45

During the years ended June 30, 2016, 2015 and 2014, the total fair value of vested restricted shares were $433,000, $331,000 and $244,000, respectively.  Expected future compensation expense relating to the 44,725 non-vested restricted shares at June 30, 2016 is $432,000 over a weighted average period of 2.95 years.

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

During the fiscal year ended June 30, 2014, an application for a capital distribution from the Bank to the Company was approved by federal banking regulators in the amounts of $5,000,000 which was paid by the Bank to the Company in September 2013.  No capital distributions from the Bank to the Company were initiated during the fiscal years ended June 30, 2015 and June 30, 2016.

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

The new minimum capital level requirements applicable to both the Bank and the consolidated Company include: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The amended rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement began phasing in at January 1, 2016 at 0.625% of risk-weighted assets and will increase each calendar year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17 – Stockholders’ Equity and Regulatory Capital (continued)

The following tables present information regarding the Bank’s regulatory capital levels at June 30, 2016 and 2015.

	At June 30, 2016
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$722,561	26.03%	$222,062	8.00%	$277,577	10.00%
Tier 1 capital (to risk-weighted assets)	698,332	25.16%	166,546	6.00%	222,062	8.00%
Common equity tier 1 capital (to risk-weighted assets)	698,332	25.16%	124,910	4.50%	180,425	6.50%
Tier 1 capital (to adjusted total assets)	698,332	15.88%	175,848	4.00%	219,810	5.00%

	At June 30, 2015
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$695,002	30.42%	$182,764	8.00%	$228,455	10.00%
Tier 1 capital (to risk-weighted assets)	679,396	29.74%	137,073	6.00%	182,764	8.00%
Common equity tier 1 capital (to risk-weighted assets)	679,396	29.74%	102,805	4.50%	148,496	6.50%
Tier 1 capital (to adjusted total assets)	679,396	16.47%	165,045	4.00%	206,306	5.00%

The following table presents information regarding the consolidated Company’s regulatory capital levels at June 30, 2016 and June 30, 2015.

	At June 30, 2016
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$1,076,640	38.78%	$222,106	8.00%
Tier 1 capital (to risk-weighted assets)	1,052,411	37.91%	166,579	6.00%
Common equity tier 1 capital (to risk-weighted assets)	1,052,411	37.91%	124,934	4.50%
Tier 1 capital (to adjusted total assets)	1,052,411	23.93%	175,919	4.00%

	At June 30, 2015
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$1,077,938	47.16%	$182,857	8.00%
Tier 1 capital (to risk-weighted assets)	1,062,332	46.48%	137,143	6.00%
Common equity tier 1 capital (to risk-weighted assets)	1,062,332	46.48%	102,857	4.50%
Tier 1 capital (to adjusted total assets)	1,062,332	25.82%	164,587	4.00%

Based upon most recent notification from federal banking regulators dated October 5, 2015 the Bank was categorized as well capitalized as of June 30, 2015, under the regulatory framework for prompt corrective action.  There are no conditions existing or events which have occurred since notification that management believes have changed the Bank’s category.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 18 – Income Taxes

Retained earnings at June 30, 2016, includes approximately $30.5 million of bad debt allowance, pursuant to the IRC, for which income taxes have not been provided.  If such amount is used for purposes other than to absorb bad debts, including distributions in liquidation, it will be subject to income tax at the then current rate.

The components of income taxes are as follows:

	Years Ending June 30,
	2016	2015	2014
	(In Thousands)
Current income tax expense:
Federal	$6,440	$1,438	$3,196
State	1,921	704	938
	8,361	2,142	4,134
Deferred income tax (benefit) expense:
Federal	(1,238)	(2,722)	49
State	(340)	(824)	122
	(1,578)	(3,546)	171
Valuation allowance	-	135	(88)

Total income tax expense (benefit)	$6,783	$(1,269)	$4,217

The following table presents a reconciliation between the reported income taxes and the income taxes which would be computed by applying the normal federal income tax rate of 35% to income before income taxes for the years ended June 30, 2016, 2015 and 2014:

	Years Ending June 30,
	2016	2015	2014
	(In Thousands)
Federal income tax expense at statutory rate	$7,912	$1,526	$5,042
(Reduction) increases in income taxes resulting from:
Tax exempt interest	(756)	(679)	(635)
New Jersey state tax, net of federal tax effect	1,028	10	632
Incentive stock options compensation expense	56	61	28
Income from bank-owned life insurance	(1,956)	(1,405)	(959)
Disqualifying disposition on incentive stock options	-	(491)	-
Net operating loss utilized from mutual holding company dissolution	-	(354)	-
Other items, net	499	(72)	197
	6,783	(1,404)	4,305
Valuation allowance	-	135	(88)

Total income tax expense (benefit)	$6,783	$(1,269)	$4,217
Effective income tax rate	30.01%	-29.11%	29.27%

The effective income tax rate represents total income tax expense divided by income before income taxes.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 18 – Income Taxes (continued)

During the years ended June 30, 2015 and 2014, the Company maintained a valuation allowance against the deferred tax asset arising from the portion of the unrealized losses on securities available for sale that would represent capital losses if such losses were to be realized since it was deemed more likely than not that the deferred tax asset would not be realized through offsetting capital gains.  The Company maintained an additional valuation allowance during the years ended June 30, 2016 and 2015 against a portion of the deferred tax asset arising from the carryover associated with its charitable contribution to the KearnyBank Foundation made in conjunction with the Company’s second step conversion and stock offering.  The valuation allowance is attributable to a portion of the New Jersey state charitable contribution carryover which has been deemed more likely than not to not be realizable due to a difference in the taxable net income basis between the Company’s tax filing entities at the federal and state levels.

The tax effects of existing temporary differences that give rise to deferred income tax assets and liabilities are as follows:

	June 30,
	2016	2015
	(In Thousands)
Deferred income tax assets:
Purchase accounting	$954	$1,188
Accumulated other comprehensive income
Defined benefit plans	550	201
Unrealized loss on securities available for sale	1,954	46
Unrealized loss on securities available for sale transferred to held to maturity	431	435
Derivatives	8,708	4,547
Allowance for loan losses	9,897	6,375
Benefit plans	2,669	2,955
Compensation	891	658
Stock-based compensation	791	564
Uncollected interest	2,686	2,775
Depreciation	1,146	970
Charitable contribution carryover	3,090	3,906
Other items	670	775
	34,437	25,395
Valuation allowance	(135)	(289)
	34,302	25,106
Deferred income tax liabilities:
Deferred costs	1,515	1,059
Goodwill	6,177	6,188
Other items	637	32
	8,329	7,279
Net deferred income tax asset	$25,973	$17,827

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 19 – Commitments

The Bank has non-cancelable operating leases for branch offices.  The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2016:

Operating Lease Payments
(In Thousands)
Years ending June 30:
2017	1,793
2018	1,491
2019	1,176
2020	914
2021	713
Thereafter	2,421
Total minimum payments required	$8,508

The following schedule shows the composition of total rental expense for all operating leases:

	June 30,
	2016	2015	2014
	(In Thousands)

Minimum rentals	$1,843	$1,807	$1,716

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

The outstanding loan commitments are as follows:

	June 30,
	2016	2015
	(In Thousands)
Loan commitments:
Mortgage loans	$31,375	$62,895
Home equity loans	565	2,902
Business loans	3,614	1,374
Construction loans in process	73	775
Consumer home equity and overdraft lines of credit	32,125	32,499
Commercial lines of credit	23,285	25,728
Total loan commitments	$91,037	$126,173

In addition to the loan commitments noted above, the Company has outstanding commitments to originate loans held for sale totaling $16.7 million at June 30, 2016 that are considered derivative instruments whose fair values are not considered to be material for financial statement reporting purposes.  Origination commitments on loans held for sale whose terms include interest rate locks to borrowers are generally paired with a “non-binding” best-efforts commitment to sell the loan to a buyer at a fixed price and within a predetermined timeframe after the sale commitment is established.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 19 – Commitments (continued)

At June 30, 2016, the outstanding mortgage loan commitments included $3.1 million for fixed-rate loans with interest rates ranging from 2.875% to 3.75% and $19.2 million for adjustable-rate loans with initial rates ranging from 2.75% to 4.50%.  The remaining $9.1 million of mortgage loan commitments represent the remaining balance of an outstanding blanket commitment with a third party loan originator to purchase newly originated residential mortgage loans whose rates may either be fixed or adjustable-rate.  Home equity loan commitments include $565,000 for fixed-rate loans with interest rates ranging from 3.25% to 4.125%.  Business loan commitments total $3.6 million representing funding commitments on floating rate loans with initial rates of 4.00% to 6.25%.  Undisbursed funds from home equity and business lines of credit are adjustable-rate loans with interest rates ranging from 1.00% below to 6.00% above the prime rate published in the Wall Street Journal.  Lines of credit providing overdraft protection for checking accounts are either adjustable-rate loans with interest rates ranging from 3.50% to 4.00% above prime or fixed rate loans with interest rates ranging from 5.00% to 18.00%.

At June 30, 2015, the outstanding mortgage loan commitments included $13.8 million for fixed-rate loans with interest rates ranging from 2.875% to 4.00% and $40.0 million for adjustable-rate loans with initial rates ranging from 3.125% to 4.75%.  The remaining $9.1 million of mortgage loan commitments represent the remaining balance of an outstanding blanket commitment with a third party loan originator to purchase newly originated residential mortgage loans whose rates may either be fixed or adjustable-rate.  Home equity loan commitments include $2.9 million for fixed-rate loans with interest rates ranging from 3.25% to 4.125%.  Business loan commitments total $1.4 million representing funding commitments on floating rate loans with initial rates of 6.00%.  Undisbursed funds from home equity and business lines of credit are adjustable-rate loans with interest rates ranging from 1.25% below to 5.00% above the prime rate published in the Wall Street Journal.  Lines of credit providing overdraft protection for checking accounts are either adjustable-rate loans with interest rates ranging from 3.50% to 4.00% above prime or fixed rate loans with interest rates ranging from 5.00% to 18.00%.

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

In addition to the commitments noted above, the Bank is party to standby letters of credit through which it guarantees certain specific business obligations of its commercial customers.  The balance of standby letters of credit at June 30, 2016 and 2015 were approximately $514,000 and $159,000, respectively.

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

In addition, the guidance requires the Company to disclose the fair value for assets and liabilities on both a recurring and non-recurring basis.

Those assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Debt securities available for sale:
U.S. agency securities	$-	$6,440	$-	$6,440
Obligations of state and political subdivisions	-	28,398	-	28,398
Asset-backed securities	-	82,625	-	82,625
Collateralized loan obligations	-	127,374	-	127,374
Corporate bonds	-	137,404	-	137,404
Trust preferred securities	-	7,669	-	7,669
Total debt securities	-	389,910	-	389,910

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	-	60,577	-	60,577
Residential pass-through securities	-	214,526	-	214,526
Commercial pass-through securities	-	8,524	-	8,524
Total mortgage-backed securities	-	283,627	-	283,627

Total securities available for sale	$-	$673,537	$-	$673,537

Derivative instruments
Interest rate swaps	$-	$(19,317)	$-	$(19,317)
Interest rate caps	-	60	-	60
Total derivatives	$-	$(19,257)	$-	$(19,257)

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

In addition to the financial instruments noted above, the Company has outstanding commitments to originate loans held for sale totaling $16.7 million at June 30, 2016 that are considered derivative instruments for financial statement reporting purposes.  Given the short-term nature of the commitments and their immateriality to the statements of condition and operations, the Company assumes no change in the fair value of these derivative instruments during their outstanding period.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 20 – Fair Value of Financial Instruments (continued)

Those assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	June 30, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Impaired loans	$-	$-	$10,533	$10,533
Real estate owned	$-	$-	$280	$280

	June 30, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Impaired loans	$-	$-	$9,742	$9,742
Real estate owned	$-	$-	$547	$547

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value:

	June 30, 2016
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(In Thousands)

Impaired loans	$10,533	Market valuation of underlying collateral	(1)	Direct disposal costs	(3)	6% - 10%	9.34%
Real estate owned	$280	Market valuation of property	(2)	Direct disposal costs	(3)	N/A	8.00%

	June 30, 2015
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(In Thousands)

Impaired loans	$9,742	Market valuation of underlying collateral	(1)	Direct disposal costs	(3)	6% - 10%	9.45%
Real estate owned	$547	Market valuation of property	(2)	Direct disposal costs	(3)	N/A	8.00%

(1)	The fair value basis of impaired loans is generally determined based on an independent appraisal of the market value of a loan’s underlying collateral.
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

At June 30, 2016, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $11.1 million and valuation allowances of $608,000 reflecting fair values of $10.5 million.  By comparison, at June 30, 2015, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $10.8 million and valuation allowances of $1.1 million reflecting fair values of $9.7 million.

Once a loan is foreclosed, the fair value of the real estate owned continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan.  At June 30, 2016, real estate owned whose carrying value was written down utilizing Level 3 inputs during the year ended June 30, 2016 comprised one property with a fair value totaling $280,000.  By comparison, at June 30, 2015, real estate owned whose carrying value was written down utilizing Level 3 inputs during the year ended June 30, 2015 comprised one property with a fair value totaling $547,000.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at June 30, 2016 and June 30, 2015:

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

Commitments.  The fair value of commitments to fund credit lines and originate or participate in loans held in portfolio or loans held for sale is estimated using fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed rate loan commitments, including those relating to loans held for sale that are considered derivative instruments for financial statement reporting purposes, the fair value also considers the difference between current levels of interest and the committed rates.  The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, is not considered material for disclosure.  The contractual amounts of unfunded commitments are presented in Note 19.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 20 – Fair Value of Financial Instruments (continued)

The carrying amounts and fair values of financial instruments are as follows:

	June 30, 2016
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$199,200	$199,200	$199,200	$-	$-
Debt securities available for sale	389,910	389,910	-	389,910	-
Mortgage-backed securities available for sale	283,627	283,627	-	283,627	-
Debt securities held to maturity	167,171	169,794	-	169,794	-
Mortgage-backed securities held to maturity	410,115	422,690	-	422,690	-
Loans held-for-sale	3,316	3,316	-	3,316	-
Net loans receivable	2,649,758	2,652,736	-	-	2,652,736
FHLB Stock	30,612	30,612	-	-	30,612
Interest receivable	11,212	11,212	11,212	-	-

Financial liabilities:
Deposits (1)	2,694,833	2,709,779	1,487,408	-	1,222,371
Borrowings	614,423	634,855	-	-	634,855
Interest payable on borrowings	1,226	1,226	1,226	-	-

Derivative instruments:
Interest rate swaps	(19,317)	(19,317)	-	(19,317)	-
Interest rate caps	60	60	-	60	-

(1)	Includes accrued interest payable on deposits of $146,000 at June 30, 2016.

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 21 – Comprehensive Income

The components of accumulated other comprehensive loss included in stockholders’ equity are as follows:

	June 30,
	2016	2015
	(In Thousands)
Net unrealized loss on securities available for sale	$(4,711)	$(147)
Tax effect	1,954	(108)
Net of tax amount	(2,757)	(255)

Net unrealized loss on securities available for sale transferred to held to maturity	(1,056)	(1,065)
Tax effect	431	435
Net of tax amount	(625)	(630)

Fair value adjustments on derivatives	(21,317)	(11,130)
Tax effect	8,708	4,547
Net of tax amount	(12,609)	(6,583)

Benefit plan adjustments	(1,346)	(494)
Tax effect	550	201
Net of tax amount	(796)	(293)

Total accumulated other comprehensive loss	$(16,787)	$(7,761)

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 21 – Comprehensive Income (continued)

Other comprehensive (loss) income and related tax effects are presented in the following table:

	Years Ended June 30,
	2016	2015	2014
	(In Thousands)
Net unrealized holding (loss) gain on securities available for sale	$(4,564)	$(1,231)	$9,989

Unrealized holding loss on securities available for sale transferred to held to maturity	-	-	(1,009)

Amortization of unrealized holding gain (loss) on securities available for sale transferred to held to maturity (2)	9	(75)	19

Net realized gain on securities available for sale (1)	-	(7)	(1,523)

Fair value adjustments on derivatives	(10,187)	(7,629)	(6,608)

Benefit plans:
Amortization of:
Actuarial loss (gain) (3)	37	29	(2)
Past service cost (3)	22	46	46
New actuarial (loss) gain	(911)	(363)	803
Net change in benefit plan accrued expense	(852)	(288)	847

Other comprehensive (loss) income before taxes	(15,594)	(9,230)	1,715
Tax effect	6,568	3,749	144
Total comprehensive (loss) income	$(9,026)	$(5,481)	$1,859

(1)	Represents amount reclassified out of accumulated other comprehensive income and included in gain on sale of securities on the consolidated statements of income.
(2)	Represents amounts reclassified out of accumulated other comprehensive income and included in interest income on taxable securities.
(3)	Represents amounts reclassified out of accumulated other comprehensive income and included in the computation of net periodic pension expense. See Note 16 – Benefit Plans for additional information.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 22 – Parent Only Financial Information

Kearny Financial Corp. operates its wholly owned subsidiary Kearny Bank and the Bank’s wholly-owned subsidiaries.  The consolidated earnings of the subsidiaries are recognized by the Company using the equity method of accounting.  Accordingly, the consolidated earnings of the subsidiaries are recorded as increases in the Company’s investment in the subsidiaries.  The following are the condensed financial statements for Kearny Financial Corp. (Parent Company only) as June 30, 2016 and 2015, and for each of the years in the three-year period ended June 30, 2016.

Condensed Statements of Financial Condition

	June 30, 2016	June 30, 2015
	(In Thousands)
Assets

Cash and amounts due from depository institutions	$316,438	$343,026
Loans receivable	37,944	39,388
Investment in subsidiary	793,549	784,439
Other assets	99	610
Total Assets	$1,148,030	$1,167,463

Liabilities and Stockholders' Equity

Other liabilities	401	88
Stockholders' equity	1,147,629	1,167,375
Total Liabilities and Stockholders' Equity	$1,148,030	$1,167,463

Condensed Statements of Income and Comprehensive Income (Loss)

	Years Ended June 30,
	2016	2015	2014
	(In Thousands)

Dividends from subsidiary	$-	$-	$5,000
Interest income	2,413	444	341
Equity in undistributed earnings (loss) of subsidiaries	15,543	5,467	5,398
Total income	17,956	5,911	10,739

Interest expense	-	120	-
Directors' compensation	242	143	123
Other expenses	1,703	468	539
Total expense	1,945	731	662
Income before income taxes	16,011	5,180	10,077
Income tax expense (benefit)	189	(449)	(111)
Net income	$15,822	$5,629	$10,188
Comprehensive income (loss)	$6,796	$148	$12,047

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 22 – Parent Only Financial Information (continued)

Condensed Statements of Cash Flows

	Years Ended June 30,
	2016	2015	2014
	(In Thousands)
Cash Flows from Operating Activities:
Net income	$15,822	$5,629	$10,188
Adjustment to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(15,543)	(5,467)	(5,398)
Contribution of stock to charitable foundation	-	5,000	-
Payments received in intercompany liabilities	-	(281)	231
Decrease (increase) in other assets	880	84	(116)
Increase (decrease) in other liabilities	576	24	(37)
Net Cash Provided by Operating Activities	1,735	4,989	4,868

Cash Flows from Investing Activities:
Repayment of loan to ESOP	1,444	1,832	1,661
Cash received from MHC in merger	-	162	-
Net Cash Provided by Investing Activities	1,444	1,994	1,661

Cash Flows from Financing Activities:
Net proceeds of sale of common stock	-	706,785	-
Loan to ESOP for purchase of common stock	-	(36,125)	-
Infusion of capital to subsidiary	-	(353,395)	-
Cash dividends paid	(7,481)	-	-
Purchase of common stock of Kearny Financial Corp. for treasury	(22,286)	-	(4,135)
Issuance of common stock of Kearny Financial Corp. from treasury	-	1,365	1,495
Net Cash (Used In) Provided by Financing Activities	(29,767)	318,630	(2,640)
Net (Decrease) Increase in Cash and Cash Equivalents	(26,588)	325,613	3,889
Cash and Cash Equivalents - Beginning	343,026	17,413	13,524
Cash and Cash Equivalents - Ending	$316,438	$343,026	$17,413

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 23 – Net Income per Common Share (EPS)

As a result of the completion of the Company’s second-step conversion and stock offering on May 18, 2015, the weighted average number of basic and diluted common shares outstanding for all periods were retroactively adjusted, where applicable, to reflect the 1.3804 exchange rate to convert the Company’s outstanding shares to its new common stock.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Year Ended June 30, 2016
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)

Net income	$15,822
Basic earnings per share, income available to common stockholders	$15,822	89,591	$0.18
Effect of dilutive securities:
Stock options	-	34
	$15,822	89,625	$0.18

	Year Ended June 30, 2015
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)

Net income	$5,629
Basic earnings per share, income available to common stockholders	$5,629	91,717	$0.06
Effect of dilutive securities:
Stock options	-	124
	$5,629	91,841	$0.06

	Year Ended June 30, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)

Net income	$10,188
Basic earnings per share, income available to common stockholders	$10,188	90,825	$0.11
Effect of dilutive securities:
Stock options	-	55
	$10,188	90,880	$0.11

During the years ended June 30, 2016, 2015 and 2014, the average number of options which were anti-dilutive totaled approximately 248,000, 253,000 and 2,637,000, respectively.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 24 – Quarterly Results of Operations (Unaudited)

The following is a condensed summary of quarterly results of operations for the years ended June 30, 2016 and 2015:

	Year Ended June 30, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands, Except Per Share Data)

Interest income	$29,415	$31,824	$32,882	$32,767
Interest expense	7,059	7,886	8,418	8,540
Net interest income	22,356	23,938	24,464	24,227
Provision for loan losses	2,641	3,414	2,589	2,046
Net interest income after provision for loan losses	19,715	20,524	21,875	22,181
Non-interest income	2,493	2,410	2,613	3,211
Non-interest expense	18,382	17,704	18,653	17,678
Income before Income Taxes	3,826	5,230	5,835	7,714
Income taxes	850	1,433	1,667	2,833
Net Income	$2,976	$3,797	$4,168	$4,881

Net income per common share:
Basic	$0.03	$0.04	$0.05	$0.05
Diluted	$0.03	$0.04	$0.05	$0.05

Weighted average number of common shares outstanding
Basic	89,590	89,640	89,690	89,443
Diluted	89,619	89,674	89,724	89,481

Dividends declared per common share	$0.02	$0.02	$0.02	$0.02

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

KEARNY FINANCIAL CORP.
Dated: August 29, 2016		/s/ Craig L. Montanaro
	By:	Craig L. Montanaro President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on August 29, 2016 on behalf of the Registrant and in the capacities indicated.

/s/ Craig L. Montanaro	/s/ Eric B. Heyer
Craig L. Montanaro President, Chief Executive Officer and Director (Principal Executive Officer)	Eric B. Heyer Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Theodore J. Aanensen	/s/ Raymond E. Chandonnet
Theodore J. Aanensen Director	Raymond E. Chandonnet Director

/s/ John N. Hopkins	/s/ John J. Mazur, Jr.
John N. Hopkins Director	John J. Mazur, Jr. Director

/s/ Joseph P. Mazza	/s/ Matthew T. McClane
Joseph P. Mazza Director	Matthew T. McClane Director

/s/ John F. McGovern	/s/ Leopold W. Montanaro
John F. McGovern Director	Leopold W. Montanaro Director

/s/ Christopher D. Petermann	/s/ John F. Regan
Christopher D. Petermann Director	John F. Regan Director