Form 10-Q
period 2016-12-31
Kearny Financial Corp.
filed 2017-02-08
CIK 1617242

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: February 6, 2017.

$0.01 par value common stock — 88,240,445 shares outstanding

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Share and Per Share Data)

	December 31,	June 30,
	2016	2016
	(Unaudited)
Assets
Cash and amounts due from depository institutions	$17,541	$21,328
Interest-bearing deposits in other banks	19,491	177,872
Cash and cash equivalents	37,032	199,200
Debt securities available for sale (amortized cost $408,666 and $402,137)	399,456	389,910
Mortgage-backed securities available for sale (amortized cost $273,751 and $276,111)	271,825	283,627
Securities available for sale	671,281	673,537
Debt securities held to maturity (fair value $136,730 and $169,794)	137,681	167,171
Mortgage-backed securities held to maturity (fair value $380,401 and $422,690)	380,138	410,115
Securities held to maturity	517,819	577,286
Loans held-for-sale	6,686	3,316
Loans receivable, including unamortized yield adjustments of $3,289 and $2,606	2,973,931	2,673,987
Less allowance for loan losses	(26,060)	(24,229)
Net loans receivable	2,947,871	2,649,758
Premises and equipment	38,341	38,385
Federal Home Loan Bank of New York ("FHLB") stock	34,525	30,612
Accrued interest receivable	11,809	11,212
Goodwill	108,591	108,591
Bank owned life insurance	178,656	176,016
Deferred income tax assets, net	16,098	25,973
Other assets	16,599	6,173
Total Assets	$4,585,308	$4,500,059

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest-bearing	$240,367	$238,751
Interest-bearing	2,505,650	2,456,082
Total deposits	2,746,017	2,694,833
Borrowings	701,849	614,423
Advance payments by borrowers for taxes	7,618	7,906
Other liabilities	15,172	35,268
Total Liabilities	3,470,656	3,352,430

Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 800,000,000 shares authorized; 89,176,477 shares and 91,821,910 shares issued and outstanding, respectively	892	918
Paid-in capital	795,773	849,173
Retained earnings	357,540	350,806
Unearned employee stock ownership plan shares; 3,662,730 shares and 3,763,078 shares, respectively	(35,508)	(36,481)
Accumulated other comprehensive loss, net	(4,045)	(16,787)
Total Stockholders' Equity	1,114,652	1,147,629
Total Liabilities and Stockholders' Equity	$4,585,308	$4,500,059

See notes to unaudited consolidated financial statements

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Interest Income
Loans	$27,407	$24,641	$53,104	$46,673
Mortgage-backed securities	3,779	4,409	7,716	8,923
Debt securities:
Taxable	2,146	1,845	4,186	3,741
Tax-exempt	562	555	1,113	1,089
Other interest-earning assets	421	374	1,002	813
Total Interest Income	34,315	31,824	67,121	61,239

Interest Expense
Deposits	5,410	4,529	10,771	8,601
Borrowings	3,289	3,357	6,713	6,344
Total Interest Expense	8,699	7,886	17,484	14,945
Net Interest Income	25,616	23,938	49,637	46,294
Provision for Loan Losses	1,255	3,414	2,384	6,055
Net Interest Income after Provision for Loan Losses	24,361	20,524	47,253	40,239

Non-Interest Income
Fees and service charges	1,289	709	1,952	1,382
Gain on sale and call of securities	21	2	21	2
Gain on sale of loans	459	76	759	148
Gain (loss) on sale and write down of real estate owned	12	(113)	(3)	(113)
Income from bank owned life insurance	1,321	1,409	2,640	2,799
Electronic banking fees and charges	270	277	553	563
Miscellaneous	74	50	153	122
Total Non-Interest Income	3,446	2,410	6,075	4,903

Non-Interest Expense
Salaries and employee benefits	11,592	10,381	22,501	21,006
Net occupancy expense of premises	1,976	1,774	3,917	3,683
Equipment and systems	2,030	1,614	4,078	3,592
Advertising and marketing	387	563	936	991
Federal deposit insurance premium	339	675	644	1,337
Directors' compensation	379	181	604	363
Miscellaneous	2,670	2,516	5,353	5,114
Total Non-Interest Expense	19,373	17,704	38,033	36,086
Income before Income Taxes	8,434	5,230	15,295	9,056
Income taxes	2,970	1,433	5,164	2,283
Net Income	$5,464	$3,797	$10,131	$6,773

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Net Income per Common Share (EPS)
Basic	$0.06	$0.04	$0.12	$0.08
Diluted	$0.06	$0.04	$0.12	$0.08
Weighted Average Number of Common Shares Outstanding
Basic	85,174	89,640	85,710	89,615
Diluted	85,258	89,674	85,782	89,647

Dividends Declared Per Common Share	$0.02	$0.02	$0.04	$0.04

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Net Income	$5,464	$3,797	$10,131	$6,773

Other Comprehensive Income:

Net unrealized loss on securities available for sale, net of deferred income tax benefit of:
2016 $2,924, $2,182;
2015 $2,548, $3,317	(5,314)	(3,871)	(4,241)	(4,554)

Net (loss) gain on securities transferred from available for sale to held to maturity, net of deferred income tax (benefit) expense of:
2016 $(18), $(15);
2015 $11, $(2)	(25)	14	(21)	(4)

Net realized loss (gain) on securities available for sale, net of income tax benefit (expense) of:
2016 $4, $4;
2015 $(1), $(1)	6	(1)	6	(1)

Fair value adjustments on derivatives, net of deferred income tax expense (benefit) of:
2016 $9,704, $11,887;
2015 $2,769, $(291)	14,051	4,008	17,212	(423)

Benefit plan adjustments, net of deferred income tax expense (benefit) of:
2016 $6, $(148);
2015 $8, $(357)	10	11	(214)	(517)

Total Other Comprehensive Income (Loss)	8,728	161	12,742	(5,499)

Total Comprehensive Income	$14,192	$3,958	$22,873	$1,274

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended December 31, 2015

(In Thousands, Unaudited)

	Common Stock		Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Loss	Total
Balance - June 30, 2015	93,528	$935	$870,480	$342,148	$(38,427)	$(7,761)	$1,167,375

Net income	-	-	-	6,773	-	-	6,773
Other comprehensive loss, net of income tax benefit	-	-	-	-	-	(5,499)	(5,499)
ESOP shares committed to be released (100 shares)	-	-	211	-	973	-	1,184
Stock option expense	-	-	80	-	-	-	80
Restricted stock plan shares earned (16 shares)	-	-	141	-	-	-	141
Cash dividends declared ($0.04 per common share)	-	-	-	(3,578)	-	-	(3,578)

Balance - December 31, 2015	93,528	$935	$870,912	$345,343	$(37,454)	$(13,260)	$1,166,476

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended December 31, 2016

(In Thousands, Unaudited)

	Common Stock		Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Loss	Total
Balance - June 30, 2016	91,822	$918	$849,173	$350,806	$(36,481)	$(16,787)	$1,147,629

Net income	-	-	-	10,131	-	-	10,131
Other comprehensive income, net of income tax expense	-	-	-	-	-	12,742	12,742
ESOP shares committed to be released (100 shares)	-	-	434	-	973	-	1,407
Stock option expense	-	-	231	-	-	-	231
Share repurchases	(4,033)	(40)	(54,478)	-	-	-	(54,518)
Issuance of shares for stock benefit plan	1,387	14	(14)	-	-	-	-
Restricted stock plan shares earned (30 shares)	-	-	427	-	-	-	427
Cash dividends declared ($0.04 per common share)	-	-	-	(3,397)	-	-	(3,397)

Balance - December 31, 2016	89,176	$892	$795,773	$357,540	$(35,508)	$(4,045)	$1,114,652

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Unaudited)

	Six Months Ended
	December 31,
	2016	2015
Cash Flows from Operating Activities:
Net income	$10,131	$6,773
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,471	1,488
Net amortization of premiums, discounts and loan fees and costs	2,785	2,143
Deferred income taxes	342	(1,457)
Amortization of intangible assets	72	86
Amortization of benefit plans’ unrecognized net loss (gain)	33	(439)
Provision for loan losses	2,384	6,055
Loss on write-down and sales of real estate owned	3	113
Loans originated for sale	(58,305)	-
Proceeds from sale of loans held-for-sale	55,344	-
Realized gain on sale of loans held-for-sale, net	(409)	-
Realized gain on sale of loans	(350)	(148)
Proceeds from sale of loans	4,217	1,811
Realized loss on call of debt securities available for sale	10	-
Realized gain on call of debt securities held to maturity	(31)	(2)
Realized gain on disposition of premises and equipment	(11)	(14)
Increase in cash surrender value of bank owned life insurance	(2,640)	(2,799)
ESOP, stock option plan and restricted stock plan expenses	2,065	1,405
Increase in interest receivable	(597)	(1,056)
Decrease (increase) in other assets	154	(53)
Increase in interest payable	100	117
(Increase) decrease in other liabilities	(1,319)	2,788
Net Cash Provided by Operating Activities	15,449	16,811

Cash Flows from Investing Activities:
Purchases of debt securities available for sale	(36,926)	-
Proceeds from repayments of debt securities available for sale	30,476	389
Purchases of mortgage-backed securities available for sale	(30,663)	-
Principal repayments on mortgage-backed securities available for sale	32,446	36,985
Purchase of debt securities held to maturity	(22,793)	(9,488)
Proceeds from repayments of debt securities held to maturity	52,198	61,914
Purchases of mortgage-backed securities held to maturity	-	(11,958)
Principal repayments on mortgage-backed securities held to maturity	28,902	23,277
Purchase of loans	(133,101)	(321,176)
Net increase in loans receivable	(173,739)	(182,700)
Proceeds from sale of real estate owned	505	435
Additions to premises and equipment	(1,416)	(1,464)
Proceeds from cash settlement of premises and equipment	-	14
Purchase of FHLB stock	(10,080)	(2,475)
Redemption of FHLB stock	6,167	272
Net Cash Used in Investing Activities	$(258,024)	$(405,975)

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands, Unaudited)

	Six Months Ended
	December 31,
	2016	2015
Cash Flows from Financing Activities:
Net increase in deposits	$51,189	$117,556
Repayment of term FHLB advances	(853,051)	(801,048)
Proceeds from term FHLB advances	850,000	850,000
Net change in overnight borrowings	90,000	-
Net increase (decrease) in other short-term borrowings	472	(32)
Net decrease in advance payments by borrowers for taxes	(288)	(1,006)
Repurchase and cancellation of common stock of Kearny Financial Corp.	(54,518)	-
Cash dividends paid	(3,397)	(3,578)
Net Cash Provided by Financing Activities	80,407	161,892
Net Decrease in Cash and Cash Equivalents	(162,168)	(227,272)
Cash and Cash Equivalents - Beginning	199,200	340,136
Cash and Cash Equivalents - Ending	$37,032	$112,864

Supplemental Disclosures of Cash Flows Information:
Cash paid during the year for:
Income taxes, net of refunds	$3,934	$2,834
Interest	$17,385	$14,828

Non-cash investing and financing activities:
Acquisition of real estate owned in settlement of loans	$1,719	$1,920

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

2.     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, income, comprehensive income, changes in stockholders’ equity and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the unaudited consolidated financial statements have been included. The results of operations for the three-month and six-month periods ended December 31, 2016 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended			Six Months Ended
	December 31, 2016			December 31, 2016
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)			(In Thousands, Except Per Share Data)

Net income	$5,464			$10,131
Basic earnings per share, income available to common stockholders	$5,464	85,174	$0.06	$10,131	85,710	$0.12
Effect of dilutive securities:
Stock options		84			72
	$5,464	85,258	$0.06	$10,131	85,782	$0.12

	Three Months Ended December 31, 2015			Six Months Ended December 31, 2015
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)			(In Thousands, Except Per Share Data)

Net income	$3,797			$6,773
Basic earnings per share, income available to common stockholders	$3,797	89,640	$0.04	$6,773	89,615	$0.08
Effect of dilutive securities:
Stock options		34			32
	$3,797	89,674	$0.04	$6,773	89,647	$0.08

During the three and six months ended December 31, 2016, the average number of options which were considered anti-dilutive totaled approximately 1,108,587 and 554,293, respectively.  During the three months and six months ended December 31, 2015, the average number of options which were considered anti-dilutive totaled approximately 264,077 and 270,078, respectively.

4.     SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of December 31, 2016, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date this document was filed.

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

Lessees and lessors are required to provide certain qualitative and quantitative disclosures to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The new leases standard addresses other considerations including identification of a lease, separating lease and non-lease components of a contract, sale and leaseback transactions, modifications, combining contracts, reassessment of the lease term, and re-measurement of lease payments. It also contains comprehensive implementation guidance with practical examples. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

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

For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  The Company adopted this ASU effective October 1, 2016 and its adoption did not have a significant impact on the Company’s consolidated financial statements.

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

On December 14, 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements to clarify and amend key areas in Generally Accepted Accounting Principles (GAAP).  Most of the amendments go into effect immediately, while others take effect for interim and annual reporting periods beginning after December 15, 2016.  For a public entity, ASU 2016-19 is effective for annual and interim periods in fiscal years beginning after December 15, 2016.  The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

7.     SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains and losses and fair values of debt and mortgage-backed securities available for sale at December 31, 2016 and June 30, 2016 and stratification by contractual maturity of debt securities available for sale at December 31, 2016 are presented below:

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available for sale:
Debt securities:
U.S. agency securities	$5,810	$17	$18	$5,809
Obligations of state and political subdivisions	27,477	37	424	27,090
Asset-backed securities	124,754	129	3,438	121,445
Collateralized loan obligations	98,695	144	392	98,447
Corporate bonds	143,022	410	4,868	138,564
Trust preferred securities	8,908	-	807	8,101
Total debt securities	408,666	737	9,947	399,456

Mortgage-backed securities:
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	17,507	51	222	17,336
Federal National Mortgage Association	35,909	2	1,027	34,884
Non-agency securities	114	-	1	113
Total collateralized mortgage obligations	53,530	53	1,250	52,333

Mortgage pass-through securities:
Residential pass-through securities:
Government National Mortgage Association	1,521	130	-	1,651
Federal Home Loan Mortgage Corporation	132,460	1,070	2,422	131,108
Federal National Mortgage Association	78,054	1,449	1,004	78,499
Total residential pass-through securities	212,035	2,649	3,426	211,258

Commercial pass-through securities:
Federal National Mortgage Association	8,186	48	-	8,234
Total commercial pass-through securities	8,186	48	-	8,234

Total mortgage-backed securities	273,751	2,750	4,676	271,825

Total securities available for sale	$682,417	$3,487	$14,623	$671,281

	December 31, 2016
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities available for sale:
Due in one year or less	$-	$-
Due after one year through five years	52,648	51,529
Due after five years through ten years	208,893	205,096
Due after ten years	147,125	142,831
Total	$408,666	$399,456

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available for sale:
Debt securities:
U.S. agency securities	$6,307	$146	$13	$6,440
Obligations of state and political subdivisions	27,489	909	-	28,398
Asset-backed securities	87,746	-	5,121	82,625
Collateralized loan obligations	128,664	24	1,314	127,374
Corporate bonds	143,027	7	5,630	137,404
Trust preferred securities	8,904	25	1,260	7,669
Total debt securities	402,137	1,111	13,338	389,910

Mortgage-backed securities:
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	20,944	380	-	21,324
Federal National Mortgage Association	38,992	226	89	39,129
Non-agency securities	126	-	2	124
Total collateralized mortgage obligations	60,062	606	91	60,577

Mortgage pass-through securities:
Residential pass-through securities:
Government National Mortgage Association	1,789	171	-	1,960
Federal Home Loan Mortgage Corporation	126,415	3,557	-	129,972
Federal National Mortgage Association	79,583	3,011	-	82,594
Total residential pass-through securities	207,787	6,739	-	214,526

Commercial pass-through securities:
Federal National Mortgage Association	8,262	262	-	8,524
Total commercial pass-through securities	8,262	262	-	8,524

Total mortgage-backed securities	276,111	7,607	91	283,627

Total securities available for sale	$678,248	$8,718	$13,429	$673,537

There were no sales of securities available for sale during the three months and six months ended December 31, 2016 and December 31, 2015.

At December 31, 2016 and June 30, 2016, securities available for sale with carrying values of approximately $38.3 million and $45.0 million, respectively, were utilized as collateral for borrowings through the FHLB of New York. As of those same dates, securities available for sale with total carrying values of approximately $872,000 and $983,000, respectively, were pledged to secure public funds on deposit.

8.     SECURITIES HELD TO MATURITY

The amortized cost, gross unrealized gains and losses and fair values of debt and mortgage-backed securities held to maturity at December 31, 2016 and June 30, 2016 and stratification by contractual maturity of debt securities held to maturity at December 31, 2016 are presented below:

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities held to maturity:
Debt securities:
U.S. agency securities	$34,999	$-	$41	$34,958
Obligations of state and political subdivisions	87,682	87	997	86,772
Subordinated debt	15,000	-	-	15,000
Total debt securities	137,681	87	1,038	136,730

Mortgage-backed securities:
Collateralized mortgage obligations:
Government National Mortgage Association	2,471	-	57	2,414
Federal Home Loan Mortgage Corporation	17,867	2	382	17,487
Federal National Mortgage Association	178	19	-	197
Non-agency securities	27	-	1	26
Total collateralized mortgage obligations	20,543	21	440	20,124

Mortgage pass-through securities:
Residential pass-through securities:
Government National Mortgage Association	8	1	-	9
Federal Home Loan Mortgage Corporation	39,472	6	391	39,087
Federal National Mortgage Association	160,922	642	328	161,236
Total residential pass-through securities	200,402	649	719	200,332

Commercial pass-through securities:
Government National Mortgage Association	4,981	-	22	4,959
Federal National Mortgage Association	154,212	992	218	154,986
Total commercial pass-through securities	159,193	992	240	159,945

Total mortgage-backed securities	380,138	1,662	1,399	380,401

Total securities held to maturity	$517,819	$1,749	$2,437	$517,131

	December 31, 2016
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities held to maturity:
Due in one year or less	$39,284	$39,242
Due after one year through five years	18,834	18,634
Due after five years through ten years	68,012	67,425
Due after ten years	11,551	11,429
Total	$137,681	$136,730

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities held to maturity:
Debt securities:
U.S. agency securities	$84,992	$31	$1	$85,022
Obligations of state and political subdivisions	82,179	2,602	9	84,772
Total debt securities	167,171	2,633	10	169,794

Mortgage-backed securities:
Collateralized mortgage obligations:
Government National Mortgage Association	2,787	25	-	2,812
Federal Home Loan Mortgage Corporation	20,067	92	-	20,159
Federal National Mortgage Association	194	24	-	218
Non-agency securities	33	-	1	32
Total collateralized mortgage obligations	23,081	141	1	23,221

Mortgage pass-through securities:
Residential pass-through securities:
Government National Mortgage Association	8	1	-	9
Federal Home Loan Mortgage Corporation	43,716	470	-	44,186
Federal National Mortgage Association	179,908	4,132	4	184,036
Total residential pass-through securities	223,632	4,603	4	228,231

Commercial pass-through securities:
Government National Mortgage Association	7,756	22	-	7,778
Federal National Mortgage Association	155,646	7,814	-	163,460
Total commercial pass-through securities	163,402	7,836	-	171,238

Total mortgage-backed securities	410,115	12,580	5	422,690

Total securities held to maturity	$577,286	$15,213	$15	$592,484

There were no sales of securities held to maturity during the three and six months ended December 31, 2016 and December 31, 2015.

At December 31, 2016 and June 30, 2016, securities held to maturity with carrying values of approximately $124.8 million and $148.8 million, respectively, were utilized as collateral for borrowings from the FHLB of New York. As of those same dates, securities held to maturity with total carrying values of approximately $7.0 million and $7.5 million, respectively, were pledged to secure public funds on deposit.

9.     IMPAIRMENT OF SECURITIES

The following two tables summarize the fair values and gross unrealized losses within the available for sale and held to maturity portfolios at December 31, 2016 and June 30, 2016. The gross unrealized losses, presented by security type, represent temporary impairments of value within each portfolio as of the dates presented. Temporary impairments within the available for sale portfolio have been recognized through other comprehensive income as reductions in stockholders’ equity on a tax-effected basis.

The tables are followed by a discussion that summarizes the Company’s rationale for recognizing impairments, where applicable, as “temporary” versus those identified as “other-than-temporary”. Such rationale is presented by investment type and generally applies consistently to both the “available for sale” and “held to maturity” portfolios, except where specifically noted.

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Available for Sale:
U.S. agency securities	$2,064	$4	$1,927	$14	$3,991	$18
Obligations of state and political subdivisions	19,776	424	-	-	19,776	424
Asset-backed securities	31,481	744	60,594	2,694	92,075	3,438
Collateralized loan obligations	19,917	10	59,576	382	79,493	392
Corporate bonds	-	-	110,163	4,868	110,163	4,868
Trust preferred securities	-	-	7,101	807	7,101	807
Collateralized mortgage obligations	36,860	858	9,933	392	46,793	1,250
Residential pass-through securities	117,476	3,426	-	-	117,476	3,426

Total	$227,574	$5,466	$249,294	$9,157	$476,868	$14,623

	June 30, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Available for Sale:
U.S. agency securities	$-	$-	$2,053	$13	$2,053	$13
Asset-backed securities	45,564	2,726	37,061	2,395	82,625	5,121
Collateralized loan obligations	18,227	119	98,743	1,195	116,970	1,314
Corporate bonds	18,938	61	113,482	5,569	132,420	5,630
Trust preferred securities	-	-	6,644	1,260	6,644	1,260
Collateralized mortgage obligations	672	3	10,485	88	11,157	91

Total	$83,401	$2,909	$268,468	$10,520	$351,869	$13,429

The number of available for sale securities with unrealized losses at December 31, 2016 totaled 132 and included seven U.S. agency securities, 52 municipal obligations, nine asset-backed securities, 12 collateralized loan obligations, nine corporate obligations, four trust preferred securities, ten collateralized mortgage obligations and 29 residential pass-through securities. The number of available for sale securities with unrealized losses at June 30, 2016 totaled 52 and included five U.S. agency securities, eight asset-backed securities, 18 collateralized loan obligations, 14 corporate obligations, four trust preferred securities and three collateralized mortgage obligations.

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Held to Maturity:
U.S. agency securities	$24,976	$24	$9,983	$17	$34,959	$41
Obligations of state and political subdivisions	66,782	984	403	13	67,185	997
Collateralized mortgage obligations	19,881	439	27	1	19,908	440
Residential pass-through securities	134,611	660	1,951	59	136,562	719
Commercial pass-through securities	26,807	240	-	-	26,807	240

Total	$273,057	$2,347	$12,364	$90	$285,421	$2,437

	June 30, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Held to Maturity:
U.S. agency securities	$-	$-	$10,000	$1	$10,000	$1
Obligations of state and political subdivisions	1,904	5	669	4	2,573	9
Collateralized mortgage obligations	-	-	32	1	32	1
Residential pass-through securities	-	-	2,026	4	2,026	4

Total	$1,904	$5	$12,727	$10	$14,631	$15

The number of held to maturity securities with unrealized losses at December 31, 2016 totaled 198 and included two U.S. agency securities, 145 municipal obligations, eight collateralized mortgage obligations, 36 residential pass-through security and seven commercial pass-through securities.  The number of held to maturity securities with unrealized losses at June 30, 2016 totaled 13 and included one U.S. agency security, seven municipal obligations, four collateralized mortgage obligations, and one residential pass-through security.

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

At December 31, 2016 and June 30, 2016, the Company held no securities for which credit-related OTTI had been recognized in earnings based on the Company’s analysis and determination that the impairment reported in the tables above was “temporary” in nature as of both dates.

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

The Company has the stated ability and intent to “hold to maturity” those securities so designated at December 31, 2016  and does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  In light of the factors noted, the Company does not consider its balance of securities with unrealized losses at December 31, 2016 to be “other-than-temporarily” impaired as of that date.

10.     LOAN QUALITY AND ALLOWANCE FOR LOAN LOSSES

Acquired Credit-Impaired Loans. At December 31, 2016, the remaining outstanding principal balance and carrying amount of acquired credit-impaired loans totaled approximately $1,445,000 and $1,112,000, respectively. By comparison, at June 30, 2016, the remaining outstanding principal balance and carrying amount of acquired credit-impaired loans totaled approximately $1,605,000 and $1,168,000, respectively.

The carrying amount of acquired credit-impaired loans for which interest is not being recognized due to the uncertainty of the cash flows relating to such loans totaled $388,000 and $436,000 at December 31, 2016 and June 30, 2016, respectively.

The balance of the allowance for loan losses at June 30, 2016 included approximately $13,000 of valuation allowances for specifically identified impairment attributable to acquired credit-impaired loans. The valuation allowances were attributable to additional impairment recognized on the applicable loans subsequent to their acquisition, net of any charge offs recognized during that time.  There were no valuation allowances for specifically identified impairment attributable to acquired credit-impaired loans at December 31, 2016.

The following table presents the changes in the accretable yield relating to the acquired credit-impaired loans for the three months ended December 31, 2016 and December 31, 2015.

	Three Months Ended December 31,
	2016	2015
	(In Thousands)
Beginning balance	$314	$1,084
Accretion to interest income	(2)	(214)
Disposals	-	(26)
Reclassifications from nonaccretable difference	-	-
Ending balance	$312	$844

	Six Months Ended December 31,
	2016	2015
	(In Thousands)
Beginning balance	$335	$1,189
Accretion to interest income	(4)	(319)
Disposals	(19)	(26)
Reclassifications from nonaccretable difference	-	-
Ending balance	$312	$844

Residential Mortgage Loans in Foreclosure. We may obtain physical possession of one- to four-family real estate collateralizing a residential mortgage loan via foreclosure or through an in-substance repossession. As of December 31, 2016, we held two single-family properties in real estate owned with an aggregage carrying value of $830,000 that were acquired through foreclosures on residential mortgage loans.  As of that same date, we held 20 residential mortgage loans with aggregate carrying values totaling $4.5 million which were in the process of foreclosure.

Loan Quality. The following tables present the balance of the allowance for loan losses at December 31, 2016 and June 30, 2016 based upon the calculation methodology as described in the Company’s Form 10-K for the fiscal year ended June 30, 2016. The tables identify the valuation allowances attributable to specifically identified impairments on individually evaluated loans, including those acquired with deteriorated credit quality, as well as valuation allowances for impairments on loans evaluated collectively. The tables include the underlying balance of loans receivable applicable to each category as of those dates as well as the activity in the allowance for loan losses for the three months and six months ended December 31, 2016 and December 31, 2015. Unless otherwise noted, the balance of loans reported in the tables below excludes yield adjustments and the allowance for loan loss.

Allowance for Loan Losses and Loans Receivable
At December 31, 2016

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of allowance for loan losses:
Loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Loans individually evaluated for impairment	45	-	23	-	8	57	-	133
Loans collectively evaluated for impairment	2,385	12,226	8,332	29	1,771	499	685	25,927

Total allowance for loan losses	$2,430	$12,226	$8,355	$29	$1,779	$556	$685	$26,060

Allowance for Loan Losses and Loans Receivable
At December 31, 2016

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of loans receivable:

Loans acquired with deteriorated credit quality	$101	$-	$296	$-	$715	$-	$-	$1,112
Loans individually evaluated for impairment	13,061	181	5,855	259	2,444	2,040	-	23,840
Loans collectively evaluated for impairment	549,304	1,295,026	926,465	668	72,481	81,265	20,481	2,945,690

Total loans	$562,466	$1,295,207	$932,616	$927	$75,640	$83,305	$20,481	$2,970,642
Unamortized yield adjustments								3,289
Loans receivable, net of yield adjustments								$2,973,931

Allowance for Loan Losses and Loans Receivable
Period ended December 31, 2016

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the three months ended December 31, 2016:

At September 30, 2016:	$2,806	$10,269	$8,316	$39	$2,319	$534	$720	$25,003

Total charge offs	(41)	-	(37)	-	-	(74)	(241)	(393)
Total recoveries	182	-	-	-	1	1	11	195
Total provisions	(517)	1,957	76	(10)	(541)	95	195	1,255

Total allowance for loan losses	$2,430	$12,226	$8,355	$29	$1,779	$556	$685	$26,060

Allowance for Loan Losses and Loans Receivable
Period ended December 31, 2016

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the six months ended December 31, 2016:

At June 30, 2016	$2,370	$9,995	$7,846	$24	$2,784	$432	$778	$24,229

Total charge offs	(64)	-	(78)	-	(194)	(95)	(336)	(767)
Total recoveries	182	-	-	-	16	1	15	214
Total provisions	(58)	2,231	587	5	(827)	218	228	2,384

Total allowance for loan losses	$2,430	$12,226	$8,355	$29	$1,779	$556	$685	$26,060

Allowance for Loan Losses and Loans Receivable
Period ended December 31, 2015

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the three months ended December 31, 2015:

At September 30, 2015:	$2,469	$6,855	$6,326	$29	$1,578	$406	$27	$17,690

Total charge offs	(615)	-	(97)	-	(548)	(36)	(3)	(1,299)
Total recoveries	9	-	-	-	700	-	-	709
Total provisions	535	1,658	710	6	211	31	263	3,414

Total allowance for loan losses	$2,398	$8,513	$6,939	$35	$1,941	$401	$287	$20,514

Allowance for Loan Losses and Loans Receivable
Period Ended December 31, 2015

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the six months ended December 31, 2015:

At June 30, 2015	$2,210	$6,354	$4,766	$34	$1,860	$366	$16	$15,606

Total charge offs	(1,153)	-	(97)	-	(644)	(60)	(3)	(1,957)
Total recoveries	9	-	-	-	759	41	1	810
Total provisions	1,332	2,159	2,270	1	(34)	54	273	6,055

Total allowance for loan losses	$2,398	$8,513	$6,939	$35	$1,941	$401	$287	$20,514

Allowance for Loan Losses and Loans Receivable
at June 30, 2016

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of allowance for loan losses:

Loans acquired with deteriorated credit quality	$-	$-	$-	$-	$13	$-	$-	$13
Loans individually evaluated for impairment	77	-	53	-	387	78	-	595
Loans collectively evaluated for impairment	2,293	9,995	7,793	24	2,384	354	778	23,621

Total allowance for loan losses	$2,370	$9,995	$7,846	$24	$2,784	$432	$778	$24,229

Allowance for Loan Losses and Loans Receivable
at June 30, 2016

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of loans receivable:

Loans acquired with deteriorated credit quality	$104	$-	$304	$-	$760	$-	$-	1,168
Loans individually evaluated for impairment	12,806	205	6,773	357	1,647	2,180	-	23,968
Loans collectively evaluated for impairment	592,293	1,040,088	813,596	1,681	85,800	87,386	25,401	2,646,245

Total loans	$605,203	$1,040,293	$820,673	$2,038	$88,207	$89,566	$25,401	$2,671,381
Unamortized yield adjustments								2,606
Loans receivable, net of yield adjustments								$2,673,987

The following tables present key indicators of credit quality regarding the Company’s loan portfolio based upon loan classification and contractual payment status at December 31, 2016 and June 30, 2016 based upon the methodology for identifying and reporting such loans as described in the Company’s Form 10-K for the fiscal year ended June 30, 2016.

Credit-Rating Classification of Loans Receivable
At December 31, 2016

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Non-classified	$545,574	$1,295,026	$924,495	$-	$69,220	$80,480	$20,273	$2,935,068
Classified:
Special Mention	948	-	-	668	54	392	112	2,174
Substandard	15,944	181	8,121	259	6,366	2,433	93	33,397
Doubtful	-	-	-	-	-	-	3	3
Loss	-	-	-	-	-	-	-	-
Total classified loans	16,892	181	8,121	927	6,420	2,825	208	35,574

Total loans	$562,466	$1,295,207	$932,616	$927	$75,640	$83,305	$20,481	$2,970,642

Credit-Rating Classification of Loans Receivable
at June 30, 2016

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Non-classified	$588,992	$1,040,088	$811,621	$1,063	$81,902	$86,835	$25,298	$2,635,799
Classified:
Special Mention	859	-	-	618	681	309	61	2,528
Substandard	15,352	205	9,052	357	5,624	2,422	40	33,052
Doubtful	-	-	-	-	-	-	2	2
Loss	-	-	-	-	-	-	-	-
Total classified loans	16,211	205	9,052	975	6,305	2,731	103	35,582

Total loans	$605,203	$1,040,293	$820,673	$2,038	$88,207	$89,566	$25,401	$2,671,381

Contractual Payment Status of Loans Receivable
At December 31, 2016

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Current	$553,429	$1,295,207	$930,097	$319	$73,234	$82,286	$20,170	$2,954,742
Past due:
30-59 days	802	-	40	349	719	823	110	2,843
60-89 days	939	-	340	-	7	83	109	1,478
90+ days	7,296	-	2,139	259	1,680	113	92	11,579
Total past due	9,037	-	2,519	608	2,406	1,019	311	15,900

Total loans	$562,466	$1,295,207	$932,616	$927	$75,640	$83,305	$20,481	$2,970,642

Contractual Payment Status of Loans Receivable
at June 30, 2016

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Current	$596,548	$1,040,293	$817,539	$1,681	$87,328	$88,657	$25,301	$2,657,347
Past due:
30-59 days	1,524	-	-	-	-	503	22	2,049
60-89 days	940	-	376	-	411	75	40	1,842
90+ days	6,191	-	2,758	357	468	331	38	10,143
Total past due	8,655	-	3,134	357	879	909	100	14,034

Total loans	$605,203	$1,040,293	$820,673	$2,038	$88,207	$89,566	$25,401	$2,671,381

The following tables present information relating to the Company’s nonperforming and impaired loans at December 31, 2016 and June 30, 2016 based upon the methodology for identifying and reporting such loans as described in the Company’s Form 10-K for the fiscal year ended June 30, 2016. Loans reported as “90+ days past due accruing” in the table immediately below are also reported in the preceding contractual payment status table under the heading “90+ days past due”.

Performance Status of Loans Receivable
At December 31, 2016

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Performing	$551,235	$1,295,026	$926,787	$668	$72,920	$82,052	$20,389	$2,949,077
Nonperforming:
90+ days past due accruing	-	-	-	-	-	-	92	92
Nonaccrual	11,231	181	5,829	259	2,720	1,253	-	21,473
Total nonperforming	11,231	181	5,829	259	2,720	1,253	92	21,565

Total loans	$562,466	$1,295,207	$932,616	$927	$75,640	$83,305	$20,481	$2,970,642

Performance Status of Loans Receivable
at June 30, 2016

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Performing	$594,471	$1,040,088	$814,085	$1,681	$86,242	$88,396	$25,363	$2,650,326
Nonperforming:
90+ days past due accruing	-	-	-	-	-	-	38	38
Nonaccrual	10,732	205	6,588	357	1,965	1,170	-	21,017
Total nonperforming	10,732	205	6,588	357	1,965	1,170	38	21,055

Total loans	$605,203	$1,040,293	$820,673	$2,038	$88,207	$89,566	$25,401	$2,671,381

Impairment Status of Loans Receivable
At December 31, 2016

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Carrying value of impaired loans:

Non-impaired loans	$549,304	$1,295,026	$926,465	$668	$72,481	$81,265	$20,481	$2,945,690
Impaired loans:
Impaired loans with no allowance for impairment	12,332	181	5,931	259	3,148	1,964	-	23,815
Impaired loans with allowance for impairment:
Recorded investment	830	-	220	-	11	76	-	1,137
Allowance for impairment	(45)	-	(23)	-	(8)	(57)	-	(133)
Balance of impaired loans net of allowance for impairment	785	-	197	-	3	19	-	1,004
Total impaired loans, excluding allowance for impairment:	13,162	181	6,151	259	3,159	2,040	-	24,952

Total loans	$562,466	$1,295,207	$932,616	$927	$75,640	$83,305	$20,481	$2,970,642

Unpaid principal balance of impaired loans:
Total impaired loans	$16,567	$837	$7,506	$365	$4,596	$2,458	$-	$32,329

Impairment Status of Loans Receivable
at June 30, 2016

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Carrying value of impaired loans:

Non-impaired loans	$592,293	$1,040,088	$813,596	$1,681	$85,800	$87,386	$25,401	$2,646,245
Impaired loans:
Impaired loans with no allowance for impairment	10,876	205	6,473	357	1,900	2,101		21,912
Impaired loans with allowance for impairment:
Recorded investment	2,034	-	604		507	79		3,224
Allowance for impairment	(77)	-	(53)		(400)	(78)		(608)
Balance of impaired loans net of allowance for impairment	1,957	-	551	-	107	1	-	2,616
Total impaired loans, excluding allowance for impairment:	12,910	205	7,077	357	2,407	2,180	-	25,136

Total loans	$605,203	$1,040,293	$820,673	$2,038	$88,207	$89,566	$25,401	$2,671,381

Unpaid principal balance of impaired loans:
Total impaired loans	$16,571	$849	$8,269	$458	$3,736	$2,505	$-	$32,388

Impairment Status of Loans Receivable
Period ended December 31, 2016 and 2015

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
For the three months ended December 31, 2016:
Average balance of impaired loans	$13,262	$187	$6,263	$282	$3,225	$2,072	$-	$25,291
Interest earned on impaired loans	$28	$-	$7	$-	$2	$10	$-	$47

For the six months ended December 31, 2016:
Average balance of impaired loans	$13,140	$193	$6,515	$313	$3,166	$2,117	$-	$25,444
Interest earned on impaired loans	$49	$-	$19	$-	$6	$24	$-	$98

For the three months ended December 31, 2015:
Average balance of impaired loans	$12,608	$319	$7,756	$809	$8,952	$2,405	$-	$32,849
Interest earned on impaired loans	$33	$-	$11	$-	$204	$10	$-	$258

For the six months ended December 31, 2015:
Average balance of impaired loans	$11,485	$378	$7,633	$1,332	$9,659	$2,444	$-	$32,931
Interest earned on impaired loans	$101	$-	$21	$-	$421	$16	$-	$559

The following table presents information regarding the restructuring of the Company’s troubled debts during the three and six months ended December 31, 2016 and 2015 and any defaults during those periods of TDRs that were restructured within 12 months of the date of default.

Troubled Debt Restructurings of Loans Receivable
Period ended December 31, 2016

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Troubled debt restructuring activity for the three months ended December 31, 2016:

Number of loans	1	-	-	-	-	1	-	2
Pre-modification outstanding recorded investment	$197	$-	$-	$-	$-	$87	$-	$284
Post-modification outstanding recorded investment	186	-	-	-	-	95	-	281
Charge offs against the allowance for loan loss recognized at modification	14	-	-	-	-	9	-	23

Troubled debt restructuring defaults for the three months ended December 31, 2016:

Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

Troubled Debt Restructurings of Loans Receivable
Period ended December 31, 2016

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Troubled debt restructuring activity for the six months ended December 31, 2016:

Number of loans	1	-	1	-	-	2	-	4
Pre-modification outstanding recorded investment	$197	$-	$244	$-	$-	$271	$-	$712
Post-modification outstanding recorded investment	186	-	223	-	-	279	-	688
Charge offs against the allowance for loan loss recognized at modification	14	-	27	-	-	12	-	53

Troubled debt restructuring defaults for the six months ended December 31, 2016:

Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

Troubled Debt Restructurings of Loans Receivable
Period ended December 31, 2015

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Troubled debt restructuring activity for the three months ended December 31, 2015:

Number of loans	1	-	-	-	-	2	-	3
Pre-modification outstanding recorded investment	$404	$-	$-	$-	$-	$110	$-	$514
Post-modification outstanding recorded investment	354	-	-	-	-	87	-	441
Charge offs against the allowance for loan loss recognized at modification	61	-	-	-	-	24	-	85

Troubled debt restructuring defaults for the three months ended December 31, 2015:

Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

Troubled Debt Restructurings of Loans Receivable
Period ended December 31, 2015

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Troubled debt restructuring activity for the six months ended December 31, 2015:

Number of loans	3	-	3	-	-	2	-	8
Pre-modification outstanding recorded investment	$1,097	$-	$2,285	$-	$-	$110	$-	$3,492
Post-modification outstanding recorded investment	785	-	2,290	-	-	87	-	3,162
Charge offs against the allowance for loan loss recognized at modification	292	-	-	-	-	24	-	316

Troubled debt restructuring defaults for the six months ended December 31, 2015:

Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

The manner in which the terms of a loan are modified through a troubled debt restructuring generally includes one or more of the following changes to the loan’s repayment terms:

•	Interest Rate Reduction: Temporary or permanent reduction of the interest rate charged against the outstanding balance of the loan.
•	Capitalization of Prior Past Dues: Capitalization of prior amounts due to the outstanding balance of the loan.
•	Extension of Maturity or Balloon Date: Extending the term of the loan past its original balloon or maturity date.
•	Deferral of Principal Payments: Temporary deferral of the principal portion of a loan payment.
•	Payment Recalculation and Re-amortization: Recalculation of the recurring payment obligation and resulting loan amortization/repayment schedule based on the loan’s modified terms.

11.     BORROWINGS

Fixed rate advances from the FHLB of New York mature as follows:

	December 31, 2016		June 30, 2016
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars in Thousands)
Maturing in years ending June 30:
2017	$515,000	0.66%	$428,000	0.69%
2018	5,225	1.18	5,225	1.18
2021	521	4.94	572	4.94
2023	145,000	3.04	145,000	3.04
Total borrowings	665,746	1.19%	578,797	1.29%
Fair value adjustments	(4)		(9)
Total borrowings, net of fair value adjustments	$665,742		$578,788

At December 31, 2016, $515.0 million in advances are due within one year while the remaining $150.7 million in advances are due after one year of which $145.0 million are callable in April 2018.

At December 31, 2016, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $1.5 billion and $163.2 million, respectively. At June 30, 2016, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $970.5 million and $193.8 million, respectively.

Borrowings at December 31, 2016 and June 30, 2016 also included overnight borrowings in the form of depositor sweep accounts totaling $36.1 million and $35.6 million, respectively. Depositor sweep accounts are short term borrowings representing funds that are withdrawn from a customer’s noninterest-bearing deposit account and invested in an uninsured overnight investment account that is collateralized by specified investment securities owned by the Bank.

12.     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

At December 31, 2016 and June 30, 2016, the Company was subject to the terms of certain interest rate derivative agreements that were utilized by the Company to manage the interest rate exposure arising from specific wholesale funding positions. Such wholesale funding sources include floating-rate brokered money market deposits indexed to one-month LIBOR as well as a number of 90 day fixed-rate FHLB advances that are forecasted to be periodically redrawn at maturity for the same 90 day term as the original advance. The derivatives were designated as cash flow hedges with changes in their fair value recorded as an adjustment through other comprehensive income on an after-tax basis.

The effects of derivative instruments on the statements of condition included in the Consolidated Financial Statements at December 31, 2016 and June 30, 2016 and for the three and six months ended December 31, 2016 and December 31, 2015 are as follows:

	December 31, 2016
	Notional/ Contract Amount	Fair Value	Balance Sheet Location	Expiration Date
	(Dollars in Thousands)
Derivatives designated as hedging instruments
Interest rate swaps by effective date:
July 1, 2013	$165,000	$(329)	Other assets	July 1, 2018
August 19, 2013	75,000	(515)	Other assets	August 20, 2018
October 9, 2013	50,000	(152)	Other assets	October 9, 2018
March 28, 2014	75,000	(732)	Other assets	March 28, 2019
June 5, 2015	60,000	(1,221)	Other assets	June 5, 2020
July 28, 2015	50,000	(1,291)	Other assets	July 28, 2020
September 28, 2015	40,000	(1,117)	Other assets	September 28, 2020
December 28, 2015	35,000	(1,161)	Other assets	December 28, 2020
June 5, 2018	40,000	1,377	Other assets	June 5, 2022
July 2, 2018	200,000	6,385	Other assets	July 1, 2021
August 20, 2018	75,000	2,647	Other assets	August 19, 2022
October 9, 2018	50,000	2,169	Other assets	October 9, 2023
March 28, 2019	75,000	3,231	Other assets	March 28, 2024
	990,000	9,291
Interest rate caps by effective date:
June 5, 2013	40,000	83	Other assets	June 5, 2018
July 1, 2013	35,000	68	Other assets	July 1, 2018
	75,000	151
Total	$1,065,000	$9,442

	June 30, 2016
	Notional/ Contract Amount	Fair Value	Balance Sheet Location	Expiration Date
	(Dollars in Thousands)
Derivatives designated as hedging instruments
Interest rate swaps by effective date:
July 1, 2013	$165,000	$(2,280)	Other liabilities	July 1, 2018
August 19, 2013	75,000	(1,627)	Other liabilities	August 20, 2018
October 9, 2013	50,000	(911)	Other liabilities	October 9, 2018
March 28, 2014	75,000	(2,364)	Other liabilities	March 28, 2019
June 5, 2015	60,000	(3,412)	Other liabilities	June 5, 2020
July 28, 2015	50,000	(3,243)	Other liabilities	July 28, 2020
September 28, 2015	40,000	(2,765)	Other liabilities	September 28, 2020
December 28, 2015	35,000	(2,715)	Other liabilities	December 28, 2020
	550,000	(19,317)
Interest rate caps by effective date:
June 5, 2013	40,000	33	Other liabilities	June 5, 2018
July 1, 2013	35,000	27	Other liabilities	July 1, 2018
	75,000	60
Total	$625,000	$(19,257)

	Three Months Ended December 31, 2016
	Amount of Gain Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
	(Dollars in Thousands)
Derivatives in cash flow hedges
Interest rate swaps by effective date:
July 1, 2013	$660	Not applicable	$-
August 19, 2013	345	Not applicable	-
October 9, 2013	246	Not applicable	-
March 28, 2014	569	Not applicable	-
June 5, 2015	876	Not applicable	-
July 28, 2015	789	Not applicable	-
September 28, 2015	677	Not applicable	-
December 28, 2015	653	Not applicable	-
June 5, 2018	856	Not applicable	-
July 2, 2018	3,162	Not applicable
August 20, 2018	1,627	Not applicable
October 9, 2018	1,364	Not applicable
March 28, 2019	2,066	Not applicable
	13,890		-
Interest rate caps by effective date:
June 5, 2013	82	Not applicable	-
July 1, 2013	79	Not applicable	-
	161		-
Total	$14,051		$-

	Six Months Ended December 31, 2016
	Amount of Gain Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
	(Dollars in Thousands)
Derivatives in cash flow hedges
Interest rate swaps by effective date:
July 1, 2013	$1,154	Not applicable	$-
August 19, 2013	658	Not applicable	-
October 9, 2013	449	Not applicable	-
March 28, 2014	966	Not applicable	-
June 5, 2015	1,296	Not applicable	-
July 28, 2015	1,154	Not applicable	-
September 28, 2015	975	Not applicable	-
December 28, 2015	919	Not applicable	-
June 5, 2018	814	Not applicable	-
July 2, 2018	3,777	Not applicable	-
August 20, 2018	1,566	Not applicable	-
October 9, 2018	1,283	Not applicable	-
March 28, 2019	1,911	Not applicable	-
	16,922		-
Interest rate caps by effective date:
June 5, 2013	150	Not applicable	-
July 1, 2013	140	Not applicable	-
	290		-
Total	$17,212		$-

	Three Months Ended December 31, 2015
	Amount of Gain Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
	(Dollars in Thousands)
Derivatives in cash flow hedges
Interest rate swaps by effective date:
July 1, 2013	$846	Not applicable	$-
August 19, 2013	483	Not applicable	-
October 9, 2013	322	Not applicable	-
March 28, 2014	578	Not applicable	-
June 5, 2015	555	Not applicable	-
July 28, 2015	479	Not applicable	-
September 28, 2015	392	Not applicable	-
December 28, 2015	239	Not applicable	-
	3,894		-
Interest rate caps by effective date:
June 5, 2013	64	Not applicable	-
July 1, 2013	50	Not applicable	-
	114		-
Total	$4,008		$-

	Six Months Ended December 31, 2015
	Amount of Gain (Loss) Recognized in OCI on Derivatives, net of Tax (Effective Portion)	Location of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income of Derivatives (Ineffective Portion)
	(Dollars in Thousands)
Derivatives in cash flow hedges
Interest rate swaps by effective date:
July 1, 2013	$112	Not applicable	$-
August 19, 2013	129	Not applicable	-
October 9, 2013	47	Not applicable	-
March 28, 2014	75	Not applicable	-
June 5, 2015	(80)	Not applicable	-
July 28, 2015	(116)	Not applicable	-
September 28, 2015	(193)	Not applicable	-
December 28, 2015	(307)	Not applicable	-
	(333)		-
Interest rate caps by effective date:
June 5, 2013	(46)	Not applicable	-
July 1, 2013	(44)	Not applicable	-
	(90)		-
Total	$(423)		$-

The Company has in place enforceable master netting arrangements with all counterparties. All master netting arrangements include rights to offset associated with the Company’s recognized derivative assets, derivative liabilities, and cash collateral received and pledged.

At December 31, 2016, seven of the Company’s derivatives were in an asset position totaling $16.0 million while the remaining eight derivatives were in a liability position totaling $6.5 million. In total, the Company’s derivatives were in a net asset position of $9.4 million at December 31, 2016 and included in other assets as of that date. As required under the enforceable master netting arrangement with its derivatives counterparties, the Company received financial collateral from two counterparties totaling $10.3 million at December 31, 2016 that was not included as an offsetting amount.

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

In addition to the derivatives noted above, the Company had outstanding commitments to originate loans held-for-sale totaling $10.0 million and $16.7 million at December 31, 2016 and June 30, 2016, respectively, which are considered free-standing derivative instruments whose fair values are not material to our financial condition or results of operations.

13.     BENEFIT PLANS

Components of Net Periodic Expense

The following table sets forth the aggregate net periodic benefit expense for the Bank’s Benefit Equalization Plan, Postretirement Welfare Plan, Directors’ Consultation and Retirement Plan and Atlas Bank Retirement Income Plan:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
	(In Thousands)		(In Thousands)
Service cost	$8	$59	$16	$118
Interest cost	95	121	190	242
Amortization of unrecognized past service liability	-	9	-	18
Amortization of unrecognized loss	16	9	32	18
Expected return on assets	(62)	(64)	(124)	(128)
Net periodic benefit cost	$57	$134	$114	$268

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

In addition, the guidance requires the Company to disclose the fair value for assets and liabilities on both a recurring and non-recurring basis.

Those assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Debt securities available for sale:
U.S. agency securities	$-	$5,809	$-	$5,809
Obligations of state and political subdivisions	-	27,090	-	27,090
Asset-backed securities	-	121,445	-	121,445
Collateralized loan obligations	-	98,447	-	98,447
Corporate bonds	-	138,564	-	138,564
Trust preferred securities	-	7,101	1,000	8,101
Total debt securities	-	398,456	1,000	399,456

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	-	52,333	-	52,333
Residential pass-through securities	-	211,258	-	211,258
Commercial pass-through securities	-	8,234	-	8,234
Total mortgage-backed securities	-	271,825	-	271,825

Total securities available for sale	$-	$670,281	$1,000	$671,281

Derivative instruments
Interest rate swaps	$-	$9,291	$-	$9,291
Interest rate caps	-	151	-	151
Total derivatives	$-	$9,442	$-	$9,442

	June 30, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Debt securities available for sale:
U.S. agency securities	$-	$6,440	$-	$6,440
Obligations of state and political subdivisions	-	28,398	-	28,398
Asset-backed securities	-	82,625	-	82,625
Collateralized loan obligations	-	127,374	-	127,374
Corporate bonds	-	137,404	-	137,404
Trust preferred securities	-	7,669	-	7,669
Total debt securities	-	389,910	-	389,910

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	-	60,577	-	60,577
Residential pass-through securities	-	214,526	-	214,526
Commercial pass-through securities	-	8,524	-	8,524
Total mortgage-backed securities	-	283,627	-	283,627

Total securities available for sale	$-	$673,537	$-	$673,537

Derivative instruments
Interest rate swaps	$-	$(19,317)	$-	$(19,317)
Interest rate caps	-	60	-	60
Total derivatives	$-	$(19,257)	$-	$(19,257)

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

The Company held one trust preferred security whose fair value of $1.0 million at December 31, 2016 was determined using Level 3 inputs. By comparison, the security’s fair value of $1.0 million at June 30, 2016 had been determined using Level 2 inputs based on the availability of matrix pricing at that time.  Matrix pricing was no longer available for the security at December 31, 2016 requiring the use of Level 3 inputs to determine the fair value of the security as of that date.

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

In addition to the derivative instruments noted above, the Company had outstanding commitments to fund loans held-for sale totaling $10.0 million and $16.7 million at December 31, 2016 and June 30, 2016, respectively, which are considered free-standing derivative instruments, the fair values of which are not material to our financial condition or results of operations.

Those assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Impaired loans	$-	$-	$9,104	$9,104

	June 30, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Impaired loans	$-	$-	$10,533	$10,533
Real estate owned	$-	$-	$280	$280

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value:

	December 31, 2016
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(In Thousands)

Impaired loans	$9,104	Market valuation of underlying collateral	(1)	Direct disposal costs	(3)	6% - 10%	8.95%

	June 30, 2016
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(In Thousands)

Impaired loans	$10,533	Market valuation of underlying collateral	(1)	Direct disposal costs	(3)	6% - 10%	9.45%
Real estate owned	$280	Market valuation of property	(2)	Direct disposal costs	(3)	N/A	8.00%

(1)	The fair value of impaired loans is generally determined based on an independent appraisal of the market value of a loan’s underlying collateral.
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

At December 31, 2016, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $9.2 million and valuation allowances of $133,000 reflecting fair values of $9.1 million. By comparison, at June 30, 2016, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $11.1 million and valuation allowances of $608,000 reflecting fair values of $10.5 million.

Once a loan is foreclosed, the fair value of the real estate owned continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan.  At December 31, 2016, the Company held no real estate owned whose carrying value was written down utilizing Level 3 inputs during the first six months of fiscal 2017.  At June 30, 2016, the Company held real estate owned totaling $280,000 whose carrying value was written down utilizing Level 3 inputs during fiscal 2016.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at December 31, 2016 and June 30, 2016:

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

The carrying amounts and fair values of financial instruments are as follows:

	December 31, 2016
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$37,032	$37,032	$37,032	$-	$-
Debt securities available for sale	399,456	399,456	-	398,456	1,000
Mortgage-backed securities available for sale	271,825	271,825	-	271,825	-
Debt securities held to maturity	137,681	136,730	-	136,730	-
Mortgage-backed securities held to maturity	380,138	380,401	-	380,401	-
Loans held-for-sale	6,686	6,686	-	6,686	-
Net loans receivable	2,947,871	2,912,793	-	-	2,912,793
FHLB Stock	34,525	34,525	-	-	34,525
Interest receivable	11,809	11,809	11,809	-	-

Financial liabilities:
Deposits (1)	2,746,017	2,760,322	1,528,180	-	1,232,142
Borrowings	701,849	720,148	-	-	720,148
Interest payable on borrowings	1,382	1,382	1,382	-	-

Derivative instruments:
Interest rate swaps	9,291	9,291	-	9,291	-
Interest rate caps	151	151	-	151	-

(1)	Includes accrued interest payable on deposits of $157,000 at December 31, 2016.

	June 30, 2016
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$199,200	$199,200	$199,200	$-	$-
Debt securities available for sale	389,910	389,910	-	389,910	-
Mortgage-backed securities available for sale	283,627	283,627	-	283,627	-
Debt securities held to maturity	167,171	169,794	-	169,794	-
Mortgage-backed securities held to maturity	410,115	422,690	-	422,690	-
Loans held-for-sale	3,316	3,316	-	3,316	-
Net loans receivable	2,649,758	2,652,736	-	-	2,652,736
FHLB Stock	30,612	30,612	-	-	30,612
Interest receivable	11,212	11,212	11,212	-	-

Financial liabilities:
Deposits (1)	2,694,833	2,709,779	1,487,408	-	1,222,371
Borrowings	614,423	634,855	-	-	634,855
Interest payable on borrowings	1,226	1,226	1,226	-	-

Derivative instruments:
Interest rate swaps	(19,317)	(19,317)	-	(19,317)	-
Interest rate caps	60	60	-	60	-

(1)	Includes accrued interest payable on deposits of $146,000 at June 30, 2016.

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

15.     COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in stockholders’ equity at December 31, 2016 and June 30, 2016 are as follows:

	December 31,	June 30,
	2016	2016
	(In Thousands)
Net unrealized loss on securities available for sale	$(11,137)	$(4,711)
Tax effect	4,145	1,954
Net of tax amount	(6,992)	(2,757)

Net unrealized loss on securities available for sale transferred to held to maturity	(1,092)	(1,056)
Tax effect	446	431
Net of tax amount	(646)	(625)

Fair value adjustments on derivatives	7,780	(21,317)
Tax effect	(3,178)	8,708
Net of tax amount	4,602	(12,609)

Benefit plan adjustments	(1,707)	(1,346)
Tax effect	698	550
Net of tax amount	(1,009)	(796)

Total accumulated other comprehensive loss	$(4,045)	$(16,787)

Other comprehensive income and related tax effects for the three months ended December 31, 2016 and December 31, 2015 are presented in the following table:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
	(In Thousands)		(In Thousands)
Net unrealized holding loss on securities available for sale	$(8,251)	$(6,419)	$(6,436)	$(7,871)

Amortization of net unrealized holding (loss) gain on securities available for sale transferred to held to maturity (3)	(43)	25	(36)	(6)

Net realized gain (loss) on securities available for sale	10	(2)	10	(2)

Net unrealized gain (loss) on derivatives	23,755	6,777	29,099	(714)

Benefit plans:
Amortization of:
Actuarial loss (1)	16	10	32	19
Past service cost (1)	-	9	-	18
New actuarial loss	-	-	(394)	(911)
Net change in benefit plan accrued expense	16	19	(362)	(874)

Other comprehensive income (loss) before taxes	15,487	400	22,275	(9,467)
Tax effect (2)	(6,759)	(239)	(9,533)	3,968
Total other comprehensive income (loss)	$8,728	$161	$12,742	$(5,499)

(1)	Represents amounts reclassified out of accumulated other comprehensive income and included in the computation of net periodic pension expense. See Note 13 – Benefit Plans for additional information.
(2)

The amounts included in income taxes for items reclassified out of accumulated other comprehensive income totaled $10 and $(144) for the three and six months ended December 31, 2016 and $7 and $(358) for the three and six months ended December 31, 2015, respectively.

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

Comparison of Financial Condition at December 31, 2016 and June 30, 2016

General. Total assets increased $85.2 million to $4.59 billion at December 31, 2016 from $4.50 billion at June 30, 2016. The net increase in total assets reflected an increase in net loans receivable that was partially offset by decreases in balances of securities and cash and cash equivalents. The net increase in total assets was largely funded by increases in deposits and borrowings that were partially offset by a net decrease in stockholders’ equity.

Cash and Cash Equivalents. Cash and cash equivalents, which consist primarily of interest-earning and non-interest-earning deposits in other banks, decreased by $162.2 million to $37.0 million at December 31, 2016 from $199.2 million at June 30, 2016.  The variance between periods partly reflected the effects of a temporary accumulation of short-term, liquid assets arising from an increase in loan prepayments during the quarter ended June 30, 2016.  The Company reinvested a significant portion of that excess liquidity back into the loan portfolio during the prior quarter ended September 30, 2016.  However, the variance also reflects the Company’s ongoing effort to enhance earnings by generally reducing the level of lower-yielding, short-term liquid assets to only the amount needed to fund the Company’s strategic initiatives while meeting its performance and risk management objectives.

Debt Securities Available for Sale. Debt securities classified as available for sale increased by $9.6 million to $399.5 million at December 31, 2016 from $389.9 million at June 30, 2016. The increase partly reflected security purchases totaling $36.9 million for the six months ended December 31, 2016 coupled with a $3.0 million decrease in the net unrealized loss of the portfolio to a net unrealized loss of $9.2 million at December 31, 2016 from a net unrealized loss of $12.2 million at June 30, 2016.  The decrease in the net unrealized loss reflected changes in the fair value of various sectors within the portfolio arising from movements in market interest rates coupled with a tightening of pricing spreads within certain sectors in the portfolio.  The noted increases in the portfolio were partially offset by principal repayments, net of premium amortization and discount accretion, totaling $30.5 million during the six months ended December 31, 2016.

The net unrealized loss on debt securities available for sale was primarily reflected within the applicable “credit sectors” of the portfolio which include asset-backed securities, collateralized loan obligations, corporate bonds and non-pooled trust preferred securities.  The net unrealized loss on this subset of securities decreased by $4.5 million to a net unrealized loss of $8.8 million at December 31, 2016 from a net unrealized loss of $13.3 million at June 30, 2016.  The decrease in the unrealized loss largely reflected a general tightening of pricing spreads in the marketplace resulting in an overall increase in the market price of such securities.  The decrease in the net unrealized loss on the noted securities was partially offset by a $1.4 million decline in the fair value of government and agency securities, including U.S. agency debentures and municipal obligations, to an unrealized loss of $388,000 at December 31, 2016 from an unrealized gain of $1.0 million at June 30, 2016.

Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio as of December 31, 2016.  However, volatility in the financial markets may result in additional decreases in the fair value of the Company’s available for sale securities.  Such volatility may impact the fair value of the securities within the

“credit sectors” of the portfolio more adversely than the Company’s government and agency securities.  The adverse effects of such volatility on the current and prospective financial strength of specific corporate issuers, and the resulting impact on the fair value of the related securities held by the Company, will be carefully monitored by management.

Mortgage-backed Securities Available for Sale. Mortgage-backed securities available for sale decreased by $11.8 million to $271.8 million at December 31, 2016 from $283.6 million at June 30, 2016. The net decrease reflected cash repayment of principal, net of discount accretion and premium amortization, totaling $33.0 million coupled with a $9.4 million decrease in the fair value of the portfolio to a net unrealized loss of $1.9 million at December 31, 2016 from a net unrealized gain of $7.5 million at June 30, 2016.  These decreases were partially offset by security purchases totaling $30.7 million during the six months ended December 31, 2016.

At December 31, 2016, the available for sale mortgage-backed securities portfolio primarily included agency pass-through securities and agency collateralized mortgage obligations. As of that date, we also held one non-agency mortgage-backed security within the available for sale portfolio whose aggregate carrying value totaled $113,000.  Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio as of that date.

Additional information regarding securities available for sale at December 31, 2016 is presented in Note 7 and Note 9 to the unaudited consolidated financial statements.

Debt Securities Held to Maturity. Debt securities classified as held to maturity decreased by $29.5 million to $137.7 million at December 31, 2016 from $167.2 million at June 30, 2016. The net decrease in the portfolio largely reflected principal repayments, net of premium amortization and discount accretion, totaling $52.3 million during the six months ended December 31, 2016.  The net decrease was partially offset by debt security purchases totaling $22.8 million during the same period which included the purchase of $15.0 million in subordinated debt issued by a New Jersey-based community bank during the quarter ended December 31, 2016.  The subordinated notes, which were acquired through a privately negotiated transaction, have a maturity date of December 22, 2026 and bear interest at the rate of 5.75% per annum, payable quarterly, for the first five years of the term, and then at a variable rate that will reset quarterly to a level equal to the then current 3-month LIBOR plus 350 basis points over the remainder of the term. The notes are redeemable after five years subject to satisfaction of certain conditions. The indebtedness evidenced by the subordinated notes, including principal and interest, is unsecured and subordinate and junior to the issuer’s general and secured creditors and depositors.

At December 31, 2016, the held to maturity debt securities portfolio also included U.S. agency debentures and municipal obligations, a small portion of which represent non-rated, short term, bond anticipation notes (“BANs”) issued by New Jersey municipalities.  Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio as of that date.

Mortgage-backed Securities Held to Maturity. Mortgage-backed securities held to maturity decreased by $30.0 million to $380.1 million at December 31, 2016 from $410.1 million at June 30, 2016. The decrease in the portfolio fully reflected cash repayment of principal, net of discount accretion and premium amortization, during the six months ended December 31, 2016.

At December 31, 2016, the held to maturity mortgage-backed securities portfolio primarily included agency pass-through securities and agency collateralized mortgage obligations. As of that date, we also held four non-agency mortgage-backed securities in the held to maturity portfolio whose aggregate carrying value and fair value totaled $28,000 and $27,000, respectively. Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio as of that date.

Additional information regarding securities held to maturity at December 31, 2016 is presented in Note 8 and Note 9 to the unaudited consolidated financial statements.

Loans Held-for-Sale.  The Company continues to expand its residential lending infrastructure to support strategies focused on increasing the origination volume of residential mortgage loans for sale into the secondary market.  The increase in residential mortgage loan origination and sale activity has increased the Company’s level of non-interest income through the recognition of additional sources of recurring loan sale gains while serving to help manage the Company’s exposure to interest rate risk.  During the six months ended December 31, 2016, we sold $54.9 million of residential mortgage loans resulting in net sale gains totaling $409,000 for the period.  Loans held for sale totaled $6.7 million at December 31, 2016 compared to $3.3 million at June 30, 2016 and are reported separately from balance of net loans receivable as of those dates.

Loans Receivable.  Loans receivable, net of unamortized premiums, deferred costs and the allowance for loan losses, increased by $298.1 million, or 11.3%, to $2.95 billion at December 31, 2016 from $2.65 billion at June 30, 2016. The increase in net loans receivable was primarily attributable to new loan origination and purchase volume outpacing loan repayments during the six months ended December 31, 2016.

Residential mortgage loans held in portfolio, including home equity loans and lines of credit, decreased by $49.0 million to $645.8 million at December 31, 2016 from $694.8 million at June 30, 2016. The decrease was primarily attributable to a decrease in the balance of one-to-four family first mortgage loans of $42.7 million to $562.5 million at December 31, 2016 from $605.2 million at June 30, 2016.  The decrease also reflected an aggregate decrease of $6.3 million in the balance of home equity loans and home equity lines of credit to $83.3 million at December 31, 2016 from $89.6 million at June 30, 2016.

Notwithstanding the decrease in their balance during the six months ended December 31, 2016, the Company generally intends to modestly increase the outstanding balance of residential mortgage loans held in portfolio while allowing the segment to continue to decline as a percentage of total loans and earning assets.  In total, the origination volume of portfolio residential mortgage loans for the six months ended December 31, 2016 totaled $21.3 million while aggregate originations of home equity loans and home equity lines of credit totaled $7.1 million for that same period.

Commercial loans, in aggregate, increased by $354.3 million to $2.30 billion at December 31, 2016 from $1.95 billion at June 30, 2016. The components of the aggregate increase included an increase in commercial mortgage loans totaling $366.9 million that was partially offset by a $12.6 million decrease in commercial business loans.  The ending balances of commercial mortgage loans and commercial business loans at December 31, 2016 were $2.23 billion and $75.6 million, respectively.

Commercial loan origination volume for the six months ended December 31, 2016 totaled $361.7 million, comprised of $350.0 million and $11.7 million of commercial mortgage and commercial business loan originations, respectively. Commercial loan originations were augmented with the purchase of commercial mortgage loans and participations totaling $126.7 million coupled with the purchase of commercial business loans totaling $6.4 million during the six months ended December 31, 2016.  Commercial loan purchases during the six months ended December 31, 2016 were largely funded with the excess liquidity that had accumulated during the fourth quarter of the prior fiscal year ended June 30, 2016 due to an increase in loan prepayments during that period.

The outstanding balance of construction loans, net of loans-in-process, decreased by $1.1 million to $927,000 at December 31, 2016 from $2.0 million at June 30, 2016. Construction loan disbursements for the six months ended December 31, 2016 totaled $56,000.

Other loans, primarily account loans, deposit account overdraft lines of credit and other consumer loans, decreased by $4.9 million to $20.5 million at December 31, 2016 from $25.4 million at June 30, 2016.  The balance of other consumer loans at December 31, 2016 included loans with outstanding balances totaling $17.2 million that were acquired through the Company’s relationship with Lending Club, an established peer-to-peer (i.e. marketplace) lender.  Through this relationship, the Company has purchased high-quality, unsecured consumer loans originated through Lending Club’s online platform.  The Company has limited its investment of Lending Club loan portfolio to an initial threshold of approximately $25.0 million in aggregate outstanding balances while continuing to independently monitor and validate the performance of the portfolio in relation to Company’s expectations as well as those of Lending Club’s proprietary credit risk model.  Additional investment in Lending Club loans up to this initial threshold may be considered by the Company while it continues to monitor and assess the performance of the portfolio and quality of loan servicing and reporting rendered by Lending Club.

The Company originated $648,000 of consumer loans during the six months ended December 31, 2016 while no additional consumer loans were purchased during the period.

Nonperforming Loans.  Nonperforming loans increased by $510,000 to $21.6 million, or 0.72% of total loans at December 31, 2016, from $21.1 million, or 0.79% of total loans at June 30, 2016. Nonperforming loans generally include loans reported as “accruing loans over 90 days past due” and loans reported as “nonaccrual” with such balances totaling $92,000 and $21.5 million, respectively, at December 31, 2016.

Additional information about the Company’s nonperforming loans at December 31, 2016 is presented in Note 10 to the unaudited consolidated financial statements.

Allowance for Loan Losses. During the six months ended December 31, 2016, the balance of the allowance for loan losses increased by $1.8 million to $26.1 million or 0.88% of total loans at December 31, 2016 from $24.2 million or 0.91% of total loans at June 30, 2016. The increase resulted from provisions of $2.4 million during the six months ended December 31, 2016 that were partially offset by charge-offs, net of recoveries, totaling $552,000 during that same period.

With regard to loans individually evaluated for impairment, the balance of our allowance for loan losses attributable to such loans decreased by $475,000 to $133,000 at December 31, 2016 from $608,000 at June 30, 2016. The balance at December 31, 2016 reflected the allowance for impairment identified on $1.1 million of impaired loans while an additional $23.8 million of impaired loans had no allowance for impairment as of that date. By comparison, the balance at June 30, 2016 reflected the allowance for impairment identified on $3.2 million of impaired loans while an additional $21.9 million of impaired loans had no allowance for impairment as of that date. The outstanding balances of impaired loans reflect the cumulative effects of various adjustments including, but not limited to, purchase accounting valuations and prior charge-offs, where applicable, which are considered in the evaluation of impairment.

With regard to loans evaluated collectively for impairment, the balance of our allowance for loan losses attributable to such loans increased by $2.3 million to $25.9 million at December 31, 2016 from $23.6 million at June 30, 2016. The increase in valuation was partly attributable to a $299.4 million increase in the aggregate outstanding balance of loans collectively evaluated for impairment to $2.95 billion at December 31, 2016 from $2.65 billion at June 30, 2016, as well as the ongoing reallocation of loans within the portfolio in favor of commercial loans against, which we generally assign comparatively higher historical and environmental loss factors in our ALLL calculation.  The increase in the allowance also reflected updates to certain environmental and historical loss factors during the six months ended December 31, 2016.

With regard to historical loss factors, our loan portfolio experienced a net annualized average charge-off rate of 0.04% for the six months ended December 31, 2016 representing a decrease of four basis points from the 0.08% of average charge offs reported for the year ended June 30, 2016.  The annual average net charge off rate for June 30, 2016 had previously decreased by eight basis points from 0.16% for the prior year ended June 30, 2015. The historical loss factors used in our allowance for loan loss calculation methodology were updated to reflect the effect of these changes by individual loan segment reflecting the two year look-back period used by that methodology.

In addition to reflecting the trend of a decreasing average net charge off rate on the aggregate loan portfolio, the decrease in historical loss factors for the six months ended December 31, 2016 also reflected a decrease in estimated historical loss factors applicable to our wholesale C&I loan participations for which a full, two-year charge-off history is not yet available.  In such cases, we generally utilize estimated annual charge-off rates to develop the historical loss factors applicable to such loans.  As discussed in greater detail below, the Company refined its methodology for developing the estimated net charge off rates used in determining the historical loss factors applicable to its C&I loans during fiscal 2017.  In doing so, a more precise estimate of credit losses was developed for specific segments of the Company’s wholesale C&I loan participations based on the specific businesses or industry types in which the underlying borrowers conduct business.

The effects of the net decrease in historical loss factors arising from the changes noted above more than offset the effect of the increase in the overall balance of the unimpaired portion of the loan portfolio during the six months ended December 31, 2016.  Consequently, the applicable portion of the allowance attributable to these factors decreased by approximately $1.4 million to $2.1 million at December 31, 2016 from $3.5 million at June 30, 2016.

The enhancements to the historical loss factors applicable to the Company’s wholesale C&I loans discussed above were undertaken to expand and enhance the overall segmentation of its loan portfolio to support its larger credit risk management program which includes, but is not limited to, the allowance for loan loss calculation and loan concentration reporting regimens.  These efforts generally reflect the Company’s increased strategic focus in commercial lending and the growing diversity and complexity of the risk characteristics inherent in such loans.

In support of these objectives, certain categories traditionally used by the Company to define and evaluate its loan portfolio for allowance for loan loss calculation purposes were delineated into more granular “segments” during fiscal 2017 to better reflect their common, underlying credit risk characteristics.  For example, loans within the multi-family mortgage loan category were further segmented based on the number of dwelling units while commercial mortgage loans secured by non-residential real estate were further segmented by property type/business use (e.g. office/professional, retail, mixed use, warehouse).  Similarly, each of the categories of the Company’s commercial business loans, including its traditional business and SBA loans originated through retail channels, as well as its wholesale C&I participations, were further segmented based on the specific business or industry type in which the borrower operates for allowance for loan loss calculation purposes.

As noted above, the “re-segmentation” of the loan portfolio enabled the Company to adopt a more precise methodology to derive its historical loss factors based on actual net charge offs by detailed loan segment while supporting a better basis upon which to develop estimates for such loss factors in the absence of sufficient historical data.  However, the re-segmentation also enabled the Company to enhance the precision by which it estimates credit losses through the use of qualitative, environmental loss factors.  Where applicable, such loss factors were re-evaluated and re-allocated during fiscal 2017 to reflect the more granular segmentation of loans in the allowance for loan losses calculation.  Where appropriate, the specific criteria and/or basis upon which the Company derives the environmental loss factors ascribed to loans was revised or enhanced in conjunction with the segmentation changes noted.

The implementation of the segmentation changes within the loan portfolio in the calculation of the allowance for loan loss did not result in a significant change in the required, aggregate balance of the allowance attributable to loans evaluated collectively for impairment.  However, the Company did update certain environmental loss factors during fiscal 2017 to reflect an increase in the level of estimated credit losses attributable to the increased concentration and decreased seasoning in the Company’s multi-family loan sectors.  Consequently, the $3.7 million increase in the portion of the allowance for loan losses attributable to environmental loss factors to $23.9 million at December 31, 2016 from $20.2 million at June 30, 2016 was attributable to the growth in the unimpaired portion of the loan portfolio as well as the noted changes to environmental loss factors during the period.

Additional information about the allowance for loan losses at December 31, 2016 is presented in Note 10 to the unaudited consolidated financial statements.

Other Assets. The aggregate balance of other assets, including premises and equipment, FHLB stock, interest receivable, goodwill, bank owned life insurance, deferred income taxes and other miscellaneous assets, increased by $7.7 million to $404.6 million at December 31, 2016 from $397.0 million at June 30, 2016.

The increase in other assets partly reflected an increase in the fair value of the Company’s interest rate derivatives portfolio to net asset value of $9.4 million, included in other assets at December 31, 2016, compared to a net liability value of $19.3 million, included in other liabilities at June 30, 2016.  The increase in other assets also included a $3.9 million increase in FHLB stock resulting from an increase in short-term advances drawn during the six months ended December 31, 2016 coupled with a $2.6 million increase in the cash surrender value of the Company’s bank-owned life insurance policies for the same period.  The noted increases in other assets were partially offset by a $9.9 million decrease in deferred income tax assets arising primarily from changes in the fair value of the Company’s available for sale securities and derivatives portfolios.

The noted increases in other assets included a $1.2 million increase in the balance of real estate owned (“REO”) to $2.0 million representing the carrying value of six properties at December 31, 2016, from $826,000, representing the carrying value of three properties at June 30, 2016.

The remaining increases and decreases in other assets for the six months ended December 31, 2016 generally comprised normal operating fluctuations in their respective balances.

Deposits. Total deposits increased by $51.2 million to $2.75 billion at December 31, 2016 from $2.69 billion at June 30, 2016.  The increase in deposit balances reflected a $49.6 million increase in interest-bearing deposits coupled with a $1.6 million increase in non-interest-bearing deposits.  The increase in interest-bearing deposits included an increase in the balance of interest-bearing checking accounts totaling $35.9 million as well as increases in balances of certificates of deposit and savings and club accounts totaling $10.4 million and $3.2 million, respectively.

The noted increase in non-interest-bearing deposits partly reflected fluctuating balances within certain large commercial deposit accounts.  Notwithstanding these day-to-day fluctuations, the average balance of non-interest-bearing deposits for the first six months of fiscal 2017 increased by $19.5 million to $244.9 million compared to $225.4 million for the prior fiscal year ended June 30, 2016.

The change in deposit balances for the period reflected changes in the balances of retail deposits as well as “non-retail” deposits acquired through various wholesale channels. The $35.9 million increase in the balance of interest-bearing checking accounts primarily reflected an increase in the balance of retail accounts while the balance of brokered money market deposits acquired through Promontory Interfinancial Network’s (“Promontory”) Insured Network Deposits (“IND”) program remained substantially unchanged at $224.1 million, or 8.2% of total deposits at December 31, 2016 compared to $224.1 million, or 8.3% of total deposits at June 30, 2016. The terms of the IND program generally establish a reciprocal commitment for Promontory to deliver and for us to accept such deposits for a period of no less than five years during which time total aggregate balances shall be maintained within a range of $200.0 million to $230.0 million. Such deposits are generally sourced by Promontory from large retail and institutional brokerage firms whose individual clients seek to have a portion of their investments held in interest-bearing accounts at FDIC-insured institutions.

We continued to utilize a deposit listing service through which we attract “non-brokered” wholesale time deposits targeting institutional investors with an original investment horizon of two-to-five years. We generally prohibit the withdrawal of our listing service deposits prior to maturity. The balance of the Bank’s listing service time deposits increased to $96.5 million, or 3.5% of total deposits at December 31, 2016, compared to $89.9 million, or 3.3% of total deposits at June 30, 2016.

We also maintain a small portfolio of longer-term, brokered certificates of deposit that were originally acquired during fiscal 2014 whose balances decreased by approximately $118,000 to $8.3 million at December 31, 2016 from $8.4 million at June 30, 2016. In combination with our Promontory IND money market deposits, our brokered deposits totaled $232.5 million, or 8.5% of deposits at December 31, 2016 compared to $232.5 million, or 8.6% of deposits at June 30, 2016.

Borrowings. The balance of borrowings increased by $87.4 million to $701.8 million at December 31, 2016 from $614.4 million at June 30, 2016. The increase in borrowings primarily reflected a $90.0 million increase in short-term FHLB advances drawn for liquidity management purposes coupled with a $472,000 increase in outstanding overnight “sweep account” balances linked to customer demand deposits that generally reflected normal operating fluctuations in such balances.

The noted increases in borrowings were partially offset by the repayment of a $3.0 million FHLB term advance that matured during the period coupled with principal payments that reduced the outstanding balance of one amortizing advance.

Other Liabilities. The balance of other liabilities, including advance payments by borrowers for taxes and other miscellaneous liabilities, decreased by $20.4 million to $22.8 million at December 31, 2016 from $43.2 million at June 30, 2016. As noted earlier, the decrease primarily reflected changes in the fair value of the Company’s derivatives coupled with normal operating fluctuations in the balances of other liabilities.

During the first six months of fiscal 2017, the Company executed a total of five interest rate derivative transactions with an aggregate notional value of $440.0 million.  Each of the transactions represent an interest rate swap with a “forward” effective date that corresponds to the expiration date of one or more existing derivatives with the same aggregate notional value.  As such, each new derivative effectively extends the interest rate risk protection provided by one or more existing derivatives that currently serve as cash flow hedges against existing sources of wholesale funding.

Stockholders’ Equity.  Stockholders’ equity decreased by $33.0 million to $1.11 billion at December 31, 2016 from $1.15 billion at June 30, 2016.  The decrease in stockholders’ equity largely reflected the impact of the Company’s share repurchases during the first six months of fiscal 2017.  The Company initiated a share repurchase program in May 2016 through which it intends to repurchase a total of 9,352,809 shares, or 10%, of its outstanding shares.  During the six months ended December 31, 2016, the Company repurchased 4,032,823 shares at a total cost of $54.5 million or an average cost of $13.52 per share.  Cumulatively, the Company has repurchased a total of 5,739,005 shares, or 61.4% of the shares to be repurchased under the current program through December 31, 2016 at a total cost of $76.8 million, or an average cost of $13.38 per share.  The cumulative cost of the Company’s repurchased shares has directly reduced the balance of stockholders’ equity at December 31, 2016.

The net decrease in stockholders’ equity was partially offset by net income of $10.1 million for the six months ended December 31, 2016, from which cash dividends of $3.4 million were paid to shareholders during the period.  The change in  stockholders’ equity also reflected a $12.7 million decrease in accumulated other comprehensive loss, due primarily to changes in the fair value of the Company’s available for sale securities portfolio and outstanding derivatives, and a $973,000 reduction of unearned ESOP shares for plan shares earned during the six months ended December 31, 2016.

Comparison of Operating Results for the Three Months Ended December 31, 2016 and December 31, 2015

General. Net income for the three months ended December 31, 2016 was $5.5 million or $0.06 per diluted share; an increase of $1.7 million from $3.8 million or $0.04 per diluted share for the three months ended December 31, 2015. The increase in net income reflected increases in net interest income and non-interest income coupled with a decrease in the provision for loan losses that were partially offset by an increase in non-interest expense.  These factors contributed to an overall increase in pre-tax net income and a corresponding increase in the provision for income taxes.

Net Interest Income. Net interest income for the three months ended December 31, 2016 was $25.6 million; an increase of $1.7 million from $23.9 million for the three months ended December 31, 2015. The increase in net interest income between the comparative periods resulted from an increase in interest income that was partially offset by an increase in interest expense. The increase in interest income was attributable to an increase in the average balance of interest-earning assets coupled with an increase in their average yield.   The increase in interest expense resulted from an increase in the average balance of interest-bearing liabilities coupled with an increase in their average cost.

As a result of these factors, our net interest rate spread increased nine basis points to 2.18% for the three months ended December 31, 2016 from 2.09% for the three months ended December 31, 2015. The increase in the net interest rate spread reflected a 13 basis points increase in the average yield on interest-earning assets to 3.29% for three months ended December 31, 2016 from 3.16% for the three months ended December 31, 2015.  For those same comparative periods, the average cost of interest-bearing liabilities increased to 1.11% from 1.07%.  A discussion of the factors contributing to changes in the average yield and average cost of categories within interest-earning assets and interest-bearing liabilities, respectively, is presented in the separate discussion and analysis of interest income and interest expense below.

The factors resulting in the reported increase in our net interest rate spread also affected our net interest margin.  In total, the Company’s net interest margin increased seven basis points to 2.45% for the three months ended December 31, 2016 compared to 2.38% for the three months ended December 31, 2015.

Interest Income. Total interest income increased $2.5 million to $34.3 million for the three months ended December 31, 2016 from $31.8 million for the three months ended December 31, 2015. The increase in interest income partly reflected a $153.7 million increase in the average balance of interest-earning assets to $4.18 billion for the three months ended December 31, 2016 from $4.02 billion for the three months ended December 31, 2015.  For those same comparative periods, the yield on earning assets increased by 13 basis points to 3.29% from 3.16%.

Interest income from loans increased $2.8 million to $27.4 million for the three months ended December 31, 2016 from $24.6 million for the three months ended December 31, 2015. The increase in interest income on loans was attributable to a net increase in the average balance of loans that was partially offset by a decline in their average yield.

The average balance of loans increased by $403.5 million to $2.90 billion for the three months ended December 31, 2016 from $2.50 billion for the three months ended December 31, 2015. The reported increase in the average balance of loans primarily reflected an aggregate increase of $445.1 million in the average balance of commercial loans to $2.21 billion for the three months ended December 31, 2016 from $1.76 billion for the three months ended December 31, 2015. Our commercial loans generally comprise commercial mortgage loans, including multi-family and nonresidential mortgage loans, as well as secured and unsecured commercial business loans.

For those same comparative periods, the average balance of other loans, primarily comprising unsecured consumer term loans, account loans and deposit account overdraft lines of credit, increased by $10.7 million to $21.7 million from $11.0 million.  The increase in the average balance of other loans primarily reflected the increased balance of unsecured consumer term loans acquired through Lending Club, as described earlier.

The increase in the average balance of commercial and consumer loans was partially offset by a $50.7 million decrease in the average balance of residential mortgage loans to $663.9 million for the three months ended December 31, 2016 from $714.6 million for the three months ended December 31, 2015. Our residential mortgages generally comprise one- to four-family first mortgage loans, home equity loans and home equity lines of credit.  For those same comparative periods, the average balance of construction loans decreased by $2.2 million to $1.5 million for the three months ended December 31, 2016 from $3.7 million for the three months ended December 31, 2015.

The effect on interest income attributable to the net increase in the average balance of loans was partially offset by the noted decrease in their average yield. The average yield on loans decreased by 17 basis points to 3.78% for the three months ended December 31, 2016 from 3.95% for the three months ended December 31, 2015. The reduction in the overall yield on our loan portfolio largely reflected the effect of the comparatively lower average yield on most newly originated loans in relation to that of the portfolio of existing loans which has reduced the overall yield of the aggregate portfolio.  To a lesser extent, the decline in the average yield generally reflects the effects of low market interest rates that provide “rate reduction” refinancing incentive to existing borrowers while also contributing to the downward re-pricing of adjustable rate loans.

Interest income from mortgage-backed securities decreased by $630,000 to $3.8 million for the three months ended December 31, 2016 from $4.4 million for the three months ended December 31, 2015. The decrease in interest income reflected a decrease in the average balance of mortgage-backed securities coupled with a decrease in their average yield.

The average balance of mortgage-backed securities decreased by $78.0 million to $673.6 million for the three months ended December 31, 2016 from $751.6 million for the three months ended December 31, 2015. The decrease in the average balance of mortgage-backed securities largely reflected the level of aggregate principal repayments and security sales between comparative periods outpacing aggregate security purchases.

For those same comparative periods, the average yield on mortgage-backed securities decreased by 11 basis points to 2.24% for the three months ended December 31, 2016 from 2.35% for the three months ended December 31, 2015. The reduction in the overall yield on mortgage-backed securities largely reflected the effect of the comparatively lower average yield on purchased securities in relation to that of the existing portfolio coupled with the continuing repayment of comparatively higher yielding securities within the portfolio.

Interest income from debt securities increased by $308,000 to $2.7 million for the three months ended December 31, 2016 from $2.4 million for the three months ended December 31, 2015. The increase in interest income reflected an increase in the average yield of debt securities that was partially offset by a decrease in their average balance.  The average yield on debt securities increased by 46 basis points to 2.04% for the three months ended December 31, 2016 from 1.58% for the three months ended December 31, 2015. For those same comparative periods, the average balance of debt securities decreased $75.4 million to $532.2 million from $607.6 million.

The increase in the average yield on debt securities reflected a 55 basis points increase in the yield on taxable securities to 2.04% during the three months ended December 31, 2016 from 1.49% during the three months ended December 31, 2015. For those same comparative periods, the yield on tax-exempt securities increased by one basis point to 2.00% from 1.99%.

The decrease in the average balance of debt securities was largely attributable to a $76.0 million decrease in the average balance of taxable securities to $420.0 million for the three months ended December 31, 2016 from $496.0 million for the three months ended December 31, 2015. The decrease in taxable securities was partially offset by a $610,000 increase in the average balance of tax-exempt securities to $112.2 million from $111.6 million.

Interest income from other interest-earning assets increased by $47,000 to $421,000 for the three months ended December 31, 2016 from $374,000 for the three months ended December 31, 2015 reflecting an increase in their average yield that was partially offset by a decrease in their average balance.  The average yield on other interest-earning assets increased by 147 basis points to 2.37% for the three months ended December 31, 2016 from 0.90% for the three months ended December 31, 2015.  For those same comparative periods, the average balance of other interest-earning assets decreased by $96.4 million to $71.1 million from $167.5 million.  The increase in average yield and decrease in the average balance of other interest earning assets largely reflected the Company’s efforts to reduce the opportunity cost of maintaining excess liquidity by reinvesting a portion of cash and cash equivalents into the loan portfolio during the current fiscal year.

Interest Expense. Total interest expense increased by $812,000 to $8.7 million for the three months ended December 31, 2016 from $7.9 million for the three months ended December 31, 2015. The increase in interest expense resulted from an increase in the average balance of interest-bearing liabilities coupled with an increase in their average cost. The average balance of interest-bearing liabilities increased by $181.3 million to $3.13 billion for the three months ended December 31, 2016 from $2.95 billion for the three months ended December 31, 2015. For those same comparative periods, the average cost of interest-bearing liabilities increased four basis points to 1.11% from 1.07%.

Interest expense attributed to deposits increased by $880,000 to $5.4 million for the three months ended December 31, 2016 from $4.5 million for the three months ended December 31, 2015. The increase in interest expense was attributable to increases in the average cost and average balance of interest-bearing deposits.

The average cost of interest-bearing deposits increased by eight basis points to 0.86% for the three months ended December 31, 2016 from 0.78% for the three months ended December 31, 2015. The net increase in the average cost largely reflected an increase in the average cost of certificates of deposit which increased 13 basis points to 1.33% for the three months ended December 31, 2016 from 1.20% for the three months ended December 31, 2015. For those same comparative periods, the average cost of interest-bearing checking accounts increased five basis points to 0.62% from 0.57% while the average cost of savings and club accounts decreased five basis points to 0.12% from 0.17%.

The average balance of interest-bearing deposits increased by $178.1 million to $2.50 billion for the three months ended December 31, 2016 from $2.33 billion for the three months ended December 31, 2015. The increase in the average balance was reflected across all categories of interest-bearing deposits. For the comparative periods noted, the average balance of certificates of deposit increased by $125.0 million to $1.22 billion from $1.10 billion, the average balance of interest-bearing checking accounts increased by $45.8 million to $761.8 million from $716.0 million and the average balance of savings and club accounts increased by $7.4 million to $518.2 million from $510.8 million.

Interest expense attributed to borrowings decreased by $68,000 to $3.3 million for the three months ended December 31, 2016 from $3.4 million for the three months ended December 31, 2015. The decrease in interest expense on borrowings reflected a decrease in their average cost that was partially offset by an increase in their average balance.  The average cost of borrowings decreased by five basis points to 2.09% for the three months ended December 31, 2016 from 2.14% for the three months ended December 31, 2015. For those same comparative periods, the average balance of borrowings increased by $3.2 million to $629.5 million from $626.3 million.

The increase in the average balance of borrowings partly reflected a $7.9 million increase in the average balance of FHLB advances to $594.2 million for the three months ended December 31, 2016 from $586.3 million for the three months ended December 31, 2015. For those same comparative periods, the average cost of FHLB advances decreased five basis points to 2.20% from 2.25% largely reflecting the Company’s greater use of lower-costing, overnight borrowings to temporarily fund a portion of loan growth during the quarter ended December 31, 2016.

The noted increase in the average balance of FHLB advances was partially offset by a $4.7 million decrease in the average balance of other borrowings, comprised primarily of depositor sweep accounts, to $35.3 million from $40.0 million. The average cost of sweep accounts decreased by 24 basis points to 0.29% from 0.53% between the same comparative periods.

Provision for Loan Losses. The provision for loan losses decreased by $2.1 million to $1.3 million for the three months ended December 31, 2016 from $3.4 million for the three months ended December 31, 2015.  The decrease was largely attributable to a lower provision on non-impaired loans evaluated collectively for impairment coupled with a decrease in specific losses recognized on nonperforming loans individually reviewed for impairment.

Regarding the provision on non-impaired loans, the noted decrease partly reflected the effects of a comparatively lower level of growth in the unimpaired portion of the loan portfolio between comparative periods.  The decrease also reflected the comparative effects of updates to historical and environmental loss factors between periods.  As previously discussed, the changes to historical loss factors generally reflected the impact of a decreased level of net charge offs recognized during the three months ended December 31, 2016 on the two-year lookback period used to calculate the Company’s historical loss factors coupled with the “roll off” of the net charge offs from the same period two years earlier.  The Company also updated certain environmental loss factors during the three months ended December 31, 2016 to reflect an increase in the level of estimated credit losses attributable to the increased concentration and decreased seasoning in the Company’s multi-family loan sectors.

Additional information regarding the allowance for loan losses and the associated provisions recognized during the three months ended December 31, 2016 is presented in Note 10 to the unaudited consolidated financial statements as well as the Comparison of Financial Condition at December 31, 2016 and June 30, 2016 presented earlier.

Non-Interest Income. Non-interest income, excluding gains and losses on the sale and write-down of real estate owned, increased by $912,000 to $3.4 million for the three month period ended December 31, 2016 from $2.5 million for the three months ended December 31, 2015.  The increase was partly attributable to a $383,000 increase in the gain on sale of loans.  The increase in loan sale gains included an $88,000 increase in gains associated with the sale of SBA loans arising from an increase in loans originated and sold.  The increase in loan sale gains also included $297,000 in gains on sale of residential mortgage loans during the three months ended December 31, 2016 for which no such gains were recognized during the earlier comparative period due to the recent implementation and continuing expansion of the Company’s mortgage banking business strategy. The increase in non-interest income also reflected a $580,000 increase in fees and service charges that largely reflected an increase in loan prepayment penalties recognized between comparative periods.

The noted increase in non-interest income was partially offset by an $87,000 decrease in the income recognized on bank-owned life insurance that largely reflected the continuing effects of lower market interest rates on the yields earned by the Company on its underlying policies.

We also recognized net gains totaling $11,000 arising from the write down and sale of REO during the three months ended December 31, 2016 compared to net losses of $113,000 recognized during the earlier comparative period.

The changes in other components of non-interest income between comparative periods generally reflected normal operating fluctuations within those line items.

Non-Interest Expenses. Non-interest expense increased by $1.7 million to $19.4 million for the three months ended December 31, 2016 from $17.7 million for the three months ended December 31, 2015. The net increase in non-interest expense partly reflected increases in salary and employee benefits expense and director compensation expense as well as increases in premises occupancy expense and equipment and system expense.  These increases were partially offset by decreases in advertising and marketing expense and deposit insurance expense.  A less noteworthy variance in miscellaneous expense reflected normal growth and operating fluctuations within that category.

Salaries and employee benefits expense increased by $1.2 million to $11.6 million for the three months ended December 31, 2016 from $10.4 million for the three months ended December 31, 2015.  The increase partly reflected the effects of annual increases in non-executive wages and salaries for fiscal 2017 and the cost of staffing additions within the lending and business development functions, coupled with lesser increases in employee incentive compensation and commissions expenses.  The increase in employee-compensation related expenses also reflected an increase in employee benefits expenses due to an increase in the cost of employee health insurance and retirement plan benefits and an increase in ESOP expense arising from an increase in the market value of the Company’s capital stock between comparative periods.

The increase in salaries and employee benefits expense also reflected the recognition of additional costs associated with the granting of benefits to employees and directors under the terms of the Company’s 2016 Equity Incentive Plan approved by shareholders in October 2016.  Specifically, the noted grants comprised 1,387,390 shares of restricted stock and 3,290,000 stock options issued on December 1, 2016 that will be earned and vested by plan participants over a five-year period with the vesting of certain restricted stock benefits further subject to “performance-based” metrics.  The noted shares of restricted stock were issued from authorized shares during the quarter ended December 31, 2016 and are included in the number of the Company’s outstanding shares reported as of that date.

Based on the Company’s closing stock price on the date of grant and other assumptions supporting the Company’s valuation of the stock options granted under a Black-Scholes calculation methodology, the Company expects the annual pre-tax cost of the grants issued on December 1, 2016 to total approximately $6.2 million with an annual “after-tax” estimated cost of $4.3 million.  Given the grant date of December 1, 2016, the Company recognized 8.33% (one-twelfth), or approximately $517,000, in pre-tax expense associated with the noted grants resulting in an “after-tax” charge to net income of approximately $356,000 during the quarter ended December 31, 2016.  Beginning with the quarter ending March 31, 2017, the ongoing quarterly “pre-tax” and “after-tax” expense associated with the noted grants is expected to total $1.6 million and $1.1 million, respectively.

In addition to noted costs associated with the granting of restricted stock and stock option benefits noted above, the increase in director compensation expense also reflected the quarterly retainers paid to the Company’s two newest members of the Board of Directors who joined the Company in December 2015.

The increase in premises occupancy expense partly reflected an increase in facility rent expense due to the revised terms of certain facility leases renewed during the period coupled with the additional cost of a new ground lease associated with a forthcoming branch relocation.  The increase in premises occupancy expense also reflected an increase in facility repairs and maintenance expenses relating to the Company’s branch and administrative facilities.

The increase in equipment and systems expense largely reflected the recognition of a non-recurring recovery of certain historical data network charges that reduced technology service provider expenses during the earlier comparative quarter ended December 31, 2015.

Advertising and marketing expense decreased by $175,000 to $388,000 for the three months ended December 31, 2016 from $563,000 for the three months ended December 31, 2015.  The decrease largely reflected decreases in advertising expenses across a variety of advertising formats including outdoor, print and electronic media reflecting normal fluctuations in the timing of certain advertising campaigns supporting the Company’s loan and deposit growth initiatives.

Finally, deposit insurance expense decreased by $336,000 to $339,000 for the three months ended December 31, 2016 from $675,000 for the three months ended December 31, 2015.  The decrease primarily reflected a reduction in the Bank’s FDIC assessment rate that went into effect on July 1, 2016.

Provision for Income Taxes. The provision for income taxes increased by $1.6 million to $3.0 million for the three months ended December 31, 2016 from $1.4 million for the three months ended December 31, 2015.  The increase in income tax expense primarily reflected the underlying differences in the level of the taxable portion of pre-tax income between comparative periods.

Our effective tax rates during the three month periods ended December 31, 2016 and December 31, 2015 were 35.2% and 27.4% which, in relation to statutory income tax rates, reflected the effects of recurring sources of tax-favored income included in pre-tax income.

Comparison of Operating Results for the Six Months Ended December 31, 2016 and December 31, 2015

General. Net income for the six months ended December 31, 2016 was $10.1 million or $0.12 per diluted share, an increase of $3.4 million from $6.8 million or $0.08 per diluted share for the six months ended December 31, 2015. The increase in net income reflected increases in net interest income and non-interest income coupled with a decrease in the provision for loan losses that were partially offset by an increase in non-interest expense.  These factors contributed to an overall increase in pre-tax net income and a corresponding increase in the provision for income taxes.

Net Interest Income. Net interest income for the six months ended December 31, 2016 was $49.6 million; an increase of $3.3 million from $46.3 million for the six months ended December 31, 2015. The increase in net interest income between the comparative periods resulted from an increase in interest income that was partially offset by an increase in interest expense. The increase in interest income was attributable to an increase in the average balance of interest-earning assets coupled with an increase in their average yield.

The increase in interest expense resulted from an increase in the average balance of interest-bearing liabilities coupled with an increase in their average cost.

As a result of these factors, our net interest rate spread increased five basis points to 2.10% for the six months ended December 31, 2016 from 2.05% for the six months ended December 31, 2015. The increase in the net interest rate spread reflected a 14 basis points increase in the average yield on interest-earning assets to 3.22% for the six months ended December 31, 2016 from 3.08% for the six months ended December 31, 2015.  For those same comparative periods, the average cost of interest-bearing liabilities increased to 1.12% from 1.03%.  A discussion of the factors contributing to changes in the average yield and average cost of categories within interest-earning assets and interest-bearing liabilities, respectively, is presented in the separate discussion and analysis of interest income and interest expense below.

The factors resulting in the reported increase in our net interest rate spread also affected our net interest margin.  In total, the Company’s net interest margin increased five basis points to 2.38% for the six months ended December 31, 2016 compared to 2.33% for the six months ended December 31, 2015.

Interest Income. Total interest income increased $5.9 million to $67.1 million for the six months ended December 31, 2016 from $61.2 million for the six months ended December 31, 2015. As noted above, the increase in interest income partly reflected a $189.2 million increase in the average balance of interest-earning assets to $4.16 billion for the six months ended December 31, 2016 from $3.97 billion for the six months ended December 31, 2015.  For those same comparative periods, the yield on earning assets increased by 14 basis points to 3.22% from 3.08%.

Interest income from loans increased $6.4 million to $53.1 million for the six months ended December 31, 2016 from $46.7 million for the six months ended December 31, 2015. The increase in interest income on loans was attributable to a net increase in the average balance of loans that was partially offset by a decline in their average yield.

The average balance of loans increased by $441.0 million to $2.80 billion for the six months ended December 31, 2016 from $2.36 billion for the six months ended December 31, 2015. The reported increase in the average balance of loans primarily reflected an aggregate increase of $457.2 million in the average balance of commercial loans to $2.10 billion for the six months ended December 31, 2016 from $1.64 billion for the six months ended December 31, 2015. Our commercial loans generally comprise commercial mortgage loans, including multi-family and nonresidential mortgage loans, as well as secured and unsecured commercial business loans.

For those same comparative periods, the average balance of other loans, primarily comprising unsecured consumer term loans, account loans and deposit account overdraft lines of credit, increased by $15.5 million to $23.0 million from $7.5 million.  The increase in the average balance of other loans primarily reflected the increased balance of unsecured consumer term loans acquired through Lending Club, as described earlier.

The increase in the average balance of commercial and consumer loans was partially offset by a $29.5 million decrease in the average balance of residential mortgage loans to $675.8 million for the six months ended December 31, 2016 from $705.3 million for the six months ended December 31, 2015. Our residential mortgages generally comprise one- to four-family first mortgage loans, home equity loans and home equity lines of credit.  For those same comparative periods, the average balance of construction loans decreased by $3.0 million to $1.8 million for the six months ended December 31, 2016 from $4.8 million for the six months ended December 31, 2015.

The effect on interest income attributable to the net increase in the average balance of loans was partially offset by the noted decrease in their average yield. The average yield on loans decreased by 16 basis points to 3.80% for the six months ended December 31, 2016 from 3.96% for the six months ended December 31, 2015. The reduction in the overall yield on our loan portfolio largely reflected the effect of the comparatively lower average yield on most newly originated loans in relation to that of the portfolio of existing loans which has reduced the overall yield of the aggregate portfolio.  To a lesser extent, the decline in the average yield generally reflects the effects of low market interest rates that provide “rate reduction” refinancing incentive to existing borrowers while also contributing to the downward re-pricing of adjustable rate loans.

Interest income from mortgage-backed securities decreased by $1.2 million to $7.7 million for the six months ended December 31, 2016 from $8.9 million for the six months ended December 31, 2015. The decrease in interest income reflected a decrease in the average balance of mortgage-backed securities coupled with a decrease in their average yield.

The average balance of mortgage-backed securities decreased by $79.0 million to $684.7 million for the six months ended December 31, 2016 from $763.7 million for the six months ended December 31, 2015. The decrease in the average balance of mortgage-backed securities largely reflected the level of aggregate principal repayments and security sales between comparative periods outpacing aggregate security purchases.

For those same comparative periods, the average yield on mortgage-backed securities decreased by nine basis points to 2.25% for the six months ended December 31, 2016 from 2.34% for the six months ended December 31, 2015. The reduction in the overall yield on mortgage-backed securities largely reflected the effect of the comparatively lower average yield on purchased securities in relation to that of the existing portfolio coupled with the continuing repayment of comparatively higher yielding securities within the portfolio.

Interest income from debt securities increased by $469,000 to $5.3 million for the six months ended December 31, 2016 from $4.8 million for the six months ended December 31, 2015. The increase in interest income reflected an increase in the average yield on debt securities that was partially offset by a decrease in their average balance.  The average yield on debt securities increased 42 basis points to 1.96% for the six months ended December 31, 2016 from 1.54% for the six months ended December 31, 2015. For those same comparative periods, the average balance of debt securities decreased $85.6 million to $542.0 million from $627.6 million.

The increase in the average yield on debt securities reflected a 49 basis points increase in the yield on taxable securities to 1.94% during the six months ended December 31, 2016 from 1.45% during the six months ended December 31, 2015. For those same comparative periods, the yield on tax-exempt securities increased three basis points to 2.01% from 1.98%.

The decrease in the average balance of debt securities was largely attributable to a $86.2 million decrease in the average balance of taxable securities to $431.1 million for the six months ended December 31, 2016 from $517.3 million for the six months ended December 31, 2015. The decrease in taxable securities was partially offset by a $624,000 increase in the average balance of tax-exempt securities to $110.9 million from $110.3 million.

Interest income from other interest-earning assets increased by $189,000 to $1.0 million for the six months ended December 31, 2016 from $813,000 for the six months ended December 31, 2015 reflecting an increase in their average yield that was partially offset by a decrease in their average balance.  The average yield on other interest-earning assets increased by 73 basis points to 1.45% for the six months ended December 31, 2016 from 0.72% for the six months ended December 31, 2015.  For those same comparative periods, the average balance of other interest-earning assets decreased by $87.3 million to $137.8 million from $225.1 million.

Interest Expense. Total interest expense increased by $2.6 million to $17.5 million for the six months ended December 31, 2016 from $14.9 million for the six months ended December 31, 2015. As noted earlier, the increase in interest expense resulted from an increase in the average balance of interest-bearing liabilities coupled with an increase in their average cost. The average balance of interest-bearing liabilities increased by $213.1 million to $3.11 billion for the six months ended December 31, 2016 from $2.90 billion for the six months ended December 31, 2015. For those same comparative periods, the average cost of interest-bearing liabilities increased nine basis points to 1.12% from 1.03%.

Interest expense attributed to deposits increased by $2.2 million to $10.8 million for the six months ended December 31, 2016 from $8.6 million for the six months ended December 31, 2015. The increase in interest expense was attributable to increases in the average cost and average balance of interest-bearing deposits.

The average cost of interest-bearing deposits increased by 11 basis points to 0.86% for the six months ended December 31, 2016 from 0.75% for the six months ended December 31, 2015. The net increase in the average cost largely reflected an increase in the average cost of certificates of deposit which increased 15 basis points to 1.32% for the six months ended December 31, 2016 from 1.17% for the six months ended December 31, 2015. For those same comparative periods, the average cost of interest-bearing checking accounts increased seven basis points to 0.63% from 0.56% while the average cost of savings and club accounts decreased three basis points to 0.14% from 0.17%.

The average balance of interest-bearing deposits increased by $210.3 million to $2.49 billion for the six months ended December 31, 2016 from $2.28 billion for the six months ended December 31, 2015.  The increase in the average balance was reflected across all categories of interest-bearing deposits. For the comparative periods noted, the average balance of certificates of deposit increased by $174.3 million to $1.22 billion from $1.05 billion, the average balance of interest-bearing checking accounts increased by $34.6 million to $755.1 million from $720.6 million and the average balance of savings and club accounts increased by $1.5 million to $516.9 million from $515.4 million.

Interest expense attributed to borrowings increased by $369,000 to $6.7 million for the six months ended December 31, 2016 from $6.3 million for the six months ended December 31, 2015. The increase in interest expense on borrowings reflected an increase in their average balance coupled with an increase in their average cost. The average balance of borrowings increased by $2.8 million to $620.2 million for the six months ended December 31, 2016 from $617.4 million for the six months ended December 31, 2015. For those same comparative periods, the average cost of borrowings increased by 11 basis points to 2.16% from 2.05%.

The increase in the average balance of borrowings largely reflected a $6.7 million increase in the average balance of FHLB advances to $585.8 million for the six months ended December 31, 2016 from $579.1 million for the six months ended December 31, 2015. For those same comparative periods, the average cost of FHLB advances increased 11 basis points to 2.27% from 2.16%. The increase in the average cost of FHLB advances largely reflects the effects of an increase in interest rate hedging costs between comparative periods.

The noted increase in the average balance of FHLB advances was partially offset by a $4.0 million decrease in the average balance of other borrowings, comprised primarily of depositor sweep accounts, to $34.4 million from $38.4 million. The average cost of sweep accounts decreased by 17 basis points to 0.35% from 0.52% between the same comparative periods.

Provision for Loan Losses. The provision for loan losses decreased by $3.7 million to $2.4 million for the six months ended December 31, 2016 from $6.1 million for the six months ended December 31, 2015.  The decrease was largely attributable to a lower provision on non-impaired loans evaluated collectively for impairment coupled with a decrease in specific losses recognized on nonperforming loans individually reviewed for impairment.

Regarding the provision on non-impaired loans, the noted decrease partly reflected the effects of a comparatively lower level of growth in the unimpaired portion of the loan portfolio between comparative periods.  The decrease also reflected the comparative effects of updates to historical and environmental loss factors between periods.  As previously discussed, the changes to historical loss factors generally reflected the impact of a decreased level of net charge offs recognized during the six months ended December 31, 2016 on the two-year lookback period used to calculate the Company’s historical loss factors coupled with the “roll off” of the net charge offs from the same period two years earlier.  Such changes also reflected a decrease in estimated historical loss factors applicable to our wholesale C&I loan participations for which a full, two-year charge-off history is not yet available. The Company also updated certain environmental loss factors during the six months ended December 31, 2016 to reflect an increase in the level of estimated credit losses attributable to the increased concentration and decreased seasoning in the Company’s multi-family loan sectors.

The prior discussion regarding the allowance for loan losses also highlighted the impact of the “re-segmentation” of the loan portfolio on the Company’s qualitative, environmental loss factors.  As noted therein, such loss factors were re-evaluated and re-allocated, where appropriate, to reflect the more granular segmentation of loans in the allowance for loan loss calculation during the first quarter of fiscal 2017.  Where appropriate, the specific criteria and/or basis upon which the Company derives the environmental loss factors ascribed to loans was also revised or enhanced in conjunction with the segmentation changes noted.

The implementation of the segmentation changes within the loan portfolio in the calculation of the allowance for loan loss did not result in a significant change in the required, aggregate balance of the allowance attributable to loans evaluated collectively for impairment.  Consequently, the decrease in the provision for loan losses during the six months ended December 31, 2016 largely reflected the updates to the historical and environmental loss factors discussed earlier coupled with the noted effects of a comparatively lower level of growth in the unimpaired portion of the loan portfolio between comparative periods. As noted above, the decrease in provision also reflected a decrease in losses recognized on specific loans individually reviewed for impairment.

Additional information regarding the allowance for loan losses and the associated provisions recognized during the six months ended December 31, 2016 is presented in Note 10 to the unaudited consolidated financial statements as well as the Comparison of Financial Condition at December 31, 2016 and June 30, 2016 presented earlier.

Non-Interest Income. Non-interest income, excluding gains and losses on the sale and write-down of real estate owned, increased by $1.1 million to $6.1 million for the six months ended December 31, 2016 from $5.0 million for the six months ended December 31, 2015.  The increase was partly attributable to a $611,000 increase in the gain on sale of loans.  The increase in loan sale gains included an $202,000 increase in gains associated with the sale of SBA loans arising from an increase in loans originated and sold.  The increase in loan sale gains also included $409,000 in gains on sale of residential mortgage loans during the six months ended December 31, 2016 for which no such gains were recognized during the earlier comparative period due to the recent implementation and continuing expansion of the Company’s mortgage banking business strategy. The increase in non-interest income also reflected a $570,000 increase in fees and service charges that largely reflected an increase in loan prepayment penalties recognized between comparative periods.

The noted increase in non-interest income was partially offset by an $159,000 decrease in the income recognized on bank-owned life insurance that largely reflected the continuing effects of lower market interest rates on the yields earned by the Company on its underlying policies.

We also recognized net losses totaling $3,000 arising from the write down and sale of REO during the six months ended December 31, 2016 compared to net losses of $113,000 recognized during the earlier comparative period.

The changes in other components of non-interest income between comparative periods generally reflected normal operating fluctuations within those line items.

Non-Interest Expenses. Non-interest expense increased by $1.9 million to $38.0 million for the six months ended December 31, 2016 from $36.1 million for the six months ended December 31, 2015. The net increase in non-interest expense partly reflected increases in salary and employee benefits expense and director compensation expense as well as increases in premises occupancy expense and equipment and system expense.  These increases were partially offset by a decrease in deposit insurance expense.  Less noteworthy variances in advertising and marketing expense and miscellaneous expense reflected normal growth and operating fluctuations within these categories.

Salaries and employee benefits expense increased by $1.5 million to $22.5 million for the six months ended December 31, 2016 from $21.0 million for the six months ended December 31, 2015.  The increase partly reflected the effects of annual increases in non-executive wages and salaries for fiscal 2017 and the cost of staffing additions within the lending and business development functions coupled with lesser increases in employee incentive compensation and commissions expenses.  The increase in employee-compensation related expenses also reflected an increase in employee benefits expenses due to an increase in the cost of employee health insurance and retirement plan benefits and an increase in ESOP expense arising from an increase in the market value of the Company’s capital stock between comparative periods.

The increase in salaries and employee benefits expense also reflected the recognition of additional costs associated with the granting of benefits to employees and directors under the terms of the Company’s 2016 Equity Incentive Plan approved by shareholders in October 2016.  Specifically, the noted grants comprised 1,387,390 shares of restricted stock and 3,290,000 stock options issued on December 1, 2016 that will be earned and vested by plan participants over a five-year period with the vesting of certain restricted stock benefits further subject to “performance-based” metrics.  The noted shares of restricted stock were issued from authorized shares during the quarter ended December 31, 2016 and are included in the number of the Company’s outstanding shares reported as of that date.

Based on the Company’s closing stock price on the date of grant and other assumptions supporting the Company’s valuation of the stock options granted under a Black-Scholes calculation methodology, the Company expects the annual pre-tax cost of the grants issued on December 1, 2016 to total approximately $6.2 million with an annual “after-tax” estimated cost of $4.3 million.  Given the grant date of December 1, 2016, the Company recognized 8.33% (one-twelfth) or approximately $517,000 in pre-tax expense associated the with noted grants resulting in an “after-tax” charge to net income of approximately $356,000 during the quarter ended December 31, 2016.  Beginning with the next quarter ending March 31, 2017, the ongoing quarterly “pre-tax” and “after-tax” expense associated with the noted grants is expected to total $1.6 million and $1.1 million, respectively.

In addition to noted costs associated with the granting of restricted stock and stock option benefits noted above, the increase in director compensation expense also reflected the quarterly retainers paid to the Company’s two newest members of the Board of Directors who joined the Company in December 2015.

The increase in premises occupancy expense partly reflected an increase in facility rent expense due to the revised terms of certain facility leases renewed during the period coupled with the additional cost of a new ground lease associated with a forthcoming branch relocation.  The increase in premises occupancy expense also reflected and an increase in facility repairs and maintenance expenses and real estate tax expenses relating to the Company’s branch and administrative facilities.

The increase in equipment and systems expense largely reflected the recognition of a non-recurring recovery of certain historical data network charges that reduced technology service provider expenses during the earlier comparative period ended December 31, 2015.

Finally, deposit insurance expense decreased by $693,000 to $644,000 for the six months ended December 31, 2016 from $1.3 million for the six months ended December 31, 2015.  The decrease primarily reflected a reduction in the Bank’s FDIC assessment rate that went into effect on July 1, 2016.

Provision for Income Taxes. The provision for income taxes increased by $2.9 million to $5.2 million for the six months ended December 31, 2016 from $2.3 million for the six months ended December 31, 2015.  The increase in income tax expense primarily reflected the underlying differences in the level of the taxable portion of pre-tax income between comparative periods.

Our effective tax rates during the six month periods ended December 31, 2016 and December 31, 2015 were 33.8% and 25.2% which, in relation to statutory income tax rates, reflected the effects of recurring sources of tax-favored income included in pre-tax income.

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

The Bank is required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure a safe operation. Toward that end, we generally maintain cash and cash equivalents whose balances decreased by $162.2 million to $37.0 million at December 31, 2016 from $199.2 million at June 30, 2016.  The decrease in cash and cash equivalents partly reflected the effects of a temporary accumulation of short-term, liquid assets arising from an increase in loan prepayments during the quarter ended June 30, 2016.  The Company reinvested a significant portion of that excess liquidity back into the loan portfolio during the prior quarter ended September 30, 2016.  However, the variance also reflected the Company’s ongoing effort to enhance earnings by generally reducing the level of lower-yielding, short-term liquid assets to only the amount needed to fund the Company’s strategic initiatives while meeting its performance and risk management objectives.

Investments that formally qualify as liquid assets are supplemented by our portfolio of securities classified as available for sale whose balances at December 31, 2016 included $271.8 million of mortgage-backed securities and $399.5 million of debt securities that can readily be sold if necessary.

At December 31, 2016, the Company had outstanding commitments to originate and purchase loans held in portfolio totaling approximately $67.1 million while outstanding commitments to originate loans held for sale totaled $10.0 million as of that same date.  By comparison, the Company had outstanding commitments to originate and purchase loans held in portfolio totaling $35.6 million at June 30, 2016 while outstanding commitments to originate loans held for sale totaled $16.7 million as of that same date.  Origination commitments on loans held for sale whose terms include interest rate locks to borrowers are generally paired with a “non-binding” best-efforts commitment to sell the loan to a buyer at a fixed price and within a predetermined timeframe after the sale commitment is established.

Construction loans in process and unused lines of credit were $14,000 and $59.5 million, respectively, at December 31, 2016 compared to $73,000 and $55.4 million, respectively, at June 30, 2016. The Company is also subject to the contingent liabilities resulting from letters of credit whose outstanding balances totaled $546,000 and $514,000 at December 31, 2016 and June 30, 2016, respectively.

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

As noted earlier, for the six months ended December 31, 2016, the balance of total deposits increased by $51.2 million to $2.75 billion from $2.69 billion at June 30, 2016.  The net increase in deposits reflected a net increase in interest-bearing deposits totaling $49.6 million coupled with an increase in non-interest-bearing checking accounts totaling $1.6 million.  The increase in interest-bearing deposits included an increase in the balance of interest-bearing checking accounts totaling $35.9 million as well as increases in balances of certificates of deposit and savings and club accounts totaling $10.4 million and $3.2 million, respectively.  The balance of certificates of deposit with maturities within one year increased to $669.3 million at December 31, 2016 compared to $666.1 million at June 30, 2016 with such balances representing 55.0% and 55.1% of total certificates of deposit at the close of each period, respectively.

Advances from the FHLB of New York are available to supplement the Company’s liquidity position and, to the extent that maturing deposits do not remain with the Company, management may replace such funds with advances. As of December 31, 2016, the Company’s outstanding balance of FHLB advances, excluding fair value adjustments, totaled $665.7 million. Of these advances,

$145.0 million represent long-term, fixed-rate advances maturing in 2023 that have terms enabling the FHLB to call the borrowing at their option prior to maturity. The remaining balance of long-term, fixed rate advances totaled $5.2 million representing a single advance maturing during fiscal 2018. Short-term FHLB advances at December 31, 2016 included $425.0 million of fixed-rate borrowings which have been effectively converted to longer duration funding sources through the use of interest rate derivatives coupled with one overnight advance totaling $90.0 million drawn for short-term, liquidity management purpose.  The remaining $521,000 of advances represents one fixed-rate, amortizing advance maturing in 2021.

The Company has the capacity to borrow additional funds from the FHLB, through a line of credit or by taking additional short-term or long-term advances. Such borrowings are an option available to management if funding needs change or to lengthen the duration of liabilities. Most of the Bank’s mortgage-backed and debt securities are held in safekeeping at the FHLB of New York with a majority being available as collateral if necessary. In addition to the FHLB advances, the Bank has other borrowings totaling $36.1 million at December 31, 2016 representing overnight “sweep account” balances linked to customer demand deposits.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of December 31, 2016, the Company and the Bank exceeded all capital requirements of federal banking regulators.

The following table sets forth the Bank’s capital position at December 31, 2016 and June 30, 2016, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At December 31, 2016
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$736,975	24.60%	$239,624	8.00%	$299,530	10.00%
Tier 1 capital (to risk-weighted assets)	710,915	23.73%	179,718	6.00%	239,624	8.00%
Common equity tier 1 capital (to risk-weighted assets)	710,915	23.73%	134,788	4.50%	194,694	6.50%
Tier 1 capital (to adjusted total assets)	710,915	16.09%	176,742	4.00%	220,927	5.00%

	At June 30, 2016
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$722,561	26.03%	$222,062	8.00%	$277,577	10.00%
Tier 1 capital (to risk-weighted assets)	698,332	25.16%	166,546	6.00%	222,062	8.00%
Common equity tier 1 capital (to risk-weighted assets)	698,332	25.16%	124,910	4.50%	180,425	6.50%
Tier 1 capital (to adjusted total assets)	698,332	15.88%	175,848	4.00%	219,810	5.00%

The following table sets forth the Company’s capital position at December 31, 2016 and June 30, 2016, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At December 31, 2016
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$1,033,247	34.32%	$240,854	8.00%
Tier 1 capital (to risk-weighted assets)	1,007,187	33.45%	180,641	6.00%
Common equity tier 1 capital (to risk-weighted assets)	1,007,187	33.45%	135,480	4.50%
Tier 1 capital (to adjusted total assets)	1,007,187	22.77%	176,899	4.00%

	At June 30, 2016
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$1,076,640	38.78%	$222,106	8.00%
Tier 1 capital (to risk-weighted assets)	1,052,411	37.91%	166,579	6.00%
Common equity tier 1 capital (to risk-weighted assets)	1,052,411	37.91%	124,934	4.50%
Tier 1 capital (to adjusted total assets)	1,052,411	23.93%	175,919	4.00%

In July 2013, the OCC and the other federal bank regulatory agencies issued a final rule that revised the risk-based and leverage capital requirements and the method for calculating risk-weighted assets, to make them consistent with the agreements that were reached by the international Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  The final rule applies to all depository institutions, top-tier bank holding companies and top-tier savings and loan holding companies with total consolidated assets of $1.0 billion or more (“banking organizations”).  Among other things, the rule established a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), set the minimum leverage ratio for all banking organizations at a uniform 4% of total assets, increased the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigned a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also required unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt out is exercised which the Company and the Bank intend to exercise.  The final rule limits a banking organization’s dividends, stock repurchases and other capital distributions, and certain discretionary bonus payments to executive officers, if the bank organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above regulatory minimum risk-based requirements.  The final rule became effective for us on January 1, 2015. The capital conservation buffer requirement is being phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.  The Bank and Company each meet the fully phased in capital conservation buffer requirement at December 31, 2016.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving Kearny Bank’s facilities. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase securities or mortgage-backed securities and commitments to extend credit to meet the financing needs of our customers. At December 31, 2016, we had no significant off-balance sheet commitments to purchase securities or for capital expenditures.

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

Based upon the findings of our internal interest rate risk analysis, we are considered to be liability sensitive. Liability sensitivity is generally attributable to the comparatively shorter contractual maturity and/or re-pricing characteristics of the institution’s deposits and borrowings versus those of its loans and investment securities.

With respect to the maturity and re-pricing of our interest-bearing liabilities, at December 31, 2016, $669.3 million, or 55.0%, of our certificates of deposit mature within one year with an additional $223.3 million, or 18.3%, of our certificates of deposit maturing after one year but within two years. The remaining $325.2 million or 26.7% of certificates, at December 31, 2016 have remaining terms to maturity exceeding two years.

Excluding fair value adjustments, the balance of FHLB advances totaled $665.7 million at December 31, 2016 and comprised both short-term and long-term advances with fixed rates of interest. Short-term FHLB advances generally have original maturities of less than one year and may include overnight borrowings which the Bank typically utilizes to address short term funding needs as they arise. At December 31, 2016, the Bank had a total of $515.0 million of short-term FHLB advances which included $425.0 million of 90-day FHLB term advances that are generally forecasted to be periodically redrawn at maturity for the same 90 day term as the original advance. Based on this presumption, the Bank has utilized interest rate swaps to effectively extend the duration of each of these advances at the time they were drawn to effectively fix their cost for a period of five years.  The balance of short-term advances at December 31, 2016 also included $90.0 million of overnight FHLB advances drawn for liquidity management purposes

Long-term advances generally include advances with original maturities of greater than one year. At December 31, 2016, our outstanding balance of long-term FHLB advances totaled $150.7 million. Such advances included $145.0 million of fixed-rate, callable term advances and $5.2 million of fixed-rate, non-callable term advances as well as a $521,000 fixed-rate amortizing advance.

With respect to the maturity and re-pricing of our interest-earning assets, at December 31, 2016, $25.6 million, or 0.9% of our total loans, will reach their contractual maturity dates within one year with the remaining $2.95 billion, or 99.1% of total loans having remaining terms to contractual maturity in excess of one year. Of loans maturing after one year, $1.40 billion had fixed rates of interest while the remaining $1.54 billion had adjustable rates of interest, with such loans representing 47.6% and 52.4% of total loans, respectively.

At December 31, 2016, $39.4 million, or 3.3% of our total securities, will reach their contractual maturity dates within one year with the remaining $1.15 billion, or 96.7% of total securities, having remaining terms to contractual maturity in excess of one year. Of the latter category, $765.8 million comprising 64.4% of our total securities had fixed rates of interest while the remaining $383.9 million comprising 32.3% of our total securities had adjustable or floating rates of interest.

At December 31, 2016, mortgage-related assets, including mortgage loans and mortgage-backed securities, totaled $3.53 billion and comprised 77.0% of total assets. In addition to remaining term to maturity and interest rate type as discussed above, other factors contribute significantly to the level of interest rate risk associated with mortgage-related assets. In particular, the scheduled amortization of principal and the borrower’s option to prepay any or all of a mortgage loan’s principal balance, where applicable, have a significant effect on the average lives of such assets and, therefore, the interest rate risk associated with them. In general, the prepayment rate on lower yielding assets tends to slow as interest rates rise due to the reduced financial incentive for borrowers to refinance their loans. By contrast, the prepayment rate of higher yielding assets tends to accelerate as interest rates decline due to the increased financial incentive for borrowers to prepay or refinance their loans to comparatively lower interest rates. These characteristics tend to diminish the benefits of falling interest rates to liability sensitive institutions while exacerbating the adverse impact of rising interest rates.

We generally retained our liability sensitivity during the first six months of fiscal 2017 while the degree of that sensitivity, as measured internally by the institution’s one-year and three-year gap percentages increased during the period. Specifically, our cumulative one-year gap percentage changed to (14.5)% at December 31, 2016 from (9.31)% at June 30, 2016 while our cumulative three-year gap percentage changed to (6.54)% from (6.02)% over those same comparative periods.  Our one-year and three-year gap measures do not currently reflect the effect of our interest rate derivatives and the effective extension of liability duration arising from their use as cash flow hedges.  The increase in the gap percentages between periods partly reflected the effects of a decrease in short-term liquid assets attributable to the deployment of the excess liquidity that was temporarily held in cash and cash equivalents at June 30, 2016.  The excess liquidity had temporarily accumulated during the quarter ended June 30, 2016 due to an increase in loan prepayments and was subsequently reinvested into the loan portfolio during the quarter ended September 30, 2016.  The increase in the gap percentages also reflected a $90.0 million increase in short-term FHLB advances drawn for liquidity management purposes.  Such overnight borrowings are generally expected to be replaced by one or more funding sources whose effective duration will be similar to that of the commercial mortgage loans comprising a significant portion of the Company’s recent loan growth.

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

Notwithstanding these efforts, the risk of further net interest rate spread and margin compression is significant as the yield on our interest-earning assets continues to reflect the impact of the greater declines in longer term market interest rates in recent years compared to the lesser concurrent reductions in shorter term market interest rates that affect the cost of our interest-bearing liabilities. In particular, our ability to further reduce the cost of our interest-bearing deposits is increasingly limited since many of our deposit offering rates are already well below 1.00% at December 31, 2016. Moreover, our liability sensitivity may adversely affect net income in the future as market interest rates continue to increase from their prior historical lows and our cost of interest-bearing liabilities may rise faster than our yield on interest-earning assets.

Given the inherent liability sensitivity of our balance sheet, our business plan also calls for greater expansion into C&I and construction lending. Toward that end, we are continuing to expand our retail lending resources with an experienced team of business lenders focused on the origination of floating-rate and shorter-term fixed-rate loans and the corresponding core deposit account balances typically associated with such relationships. As a complement to this retail business lending strategy, we have implemented strategies through which floating-rate and other shorter-term fixed-rate C&I and consumer loans are acquired through wholesale resources.

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

As illustrated in the tables below, our EVE would be negatively impacted by an increase in interest rates. This result is expected given our liability sensitivity noted earlier. Specifically, based upon the comparatively shorter maturity and/or re-pricing characteristics of our interest-bearing liabilities compared with that of our interest-earning assets, an upward movement in interest rates would have a disproportionately adverse impact on the present value of our assets compared to the beneficial impact arising from the reduced present value of our liabilities. Hence, our EVE and EVE ratio decline in the increasing interest rate scenarios. The low level of interest rates at December 31, 2016 and June 30, 2016 precluded the modeling of certain scenarios as parallel downward shifts in the yield curve of 100 basis points or more would result in negative interest rates for many points along that curve.

The following tables present the results of our internal EVE analysis as of December 31, 2016 and June 30, 2016, respectively.

	December 31, 2016
	Economic Value of Equity ("EVE")			EVE as a % of Present Value of Assets
Change in Interest Rates (1)	$ Amount of EVE	$ Change in EVE	% Change in EVE	EVE Ratio	Change in EVE Ratio
	(Dollars in Thousands)
+300 bps	919,347	(162,824)	(15)%	22.33%	(195)	bps
+200 bps	982,203	(99,968)	(9)%	23.21%	(107)	bps
+100 bps	1,037,984	(44,187)	(4)%	23.88%	(40)	bps
0 bps	1,082,171	-	-	24.28%	-

	At June 30, 2016
	Economic Value of Equity ("EVE")			EVE as a % of Present Value of Assets
Change in Interest Rates (1)	$ Amount of EVE	$ Change in EVE	% Change in EVE	EVE Ratio	Change in EVE Ratio
	(Dollars in Thousands)
+300 bps	893,389	(205,041)	(19)%	21.94%	(282)	bps
+200 bps	970,045	(128,385)	(12)%	23.12%	(164)	bps
+100 bps	1,040,292	(58,138)	(5)%	24.08%	(68)	bps
0 bps	1,098,430	-	-	24.76%	-

(1)	The (100) bps, (200) bps and (300) bps scenarios are not shown due to the low prevailing interest rate environment.

As seen in the table above, the dollar amount of EVE and the EVE ratio have declined between comparative periods across most scenarios modeled while the sensitivity of those measures to movements in interest rates between comparative periods decreased.  The decrease in the EVE ratios across all rate scenarios partly reflected the overall decrease in stockholders’ equity arising from the Company’s repurchase of its shares of common stock during the six months ended December 31, 2016.  By contrast, the decrease in the sensitivity of EVE to movements in interest rates between comparative periods largely reflects the effects of the additional interest rate derivatives executed during the six months ended December 31, 2016 that effectively extended the duration of the Bank’s wholesale funding sources.  These benefits were partially offset by the effects of the reduction in short-term liquid assets and increase in overnight borrowings noted earlier.  As modeled in our EVE-based analysis, short-term liquid assets and overnight borrowings are generally expected to retain their market value throughout all rate change scenarios.  As such, the noted decrease in the balance of such funds increased the overall sensitivity of earning assets, costing liabilities and EVE to movements in interest rates at December 31, 2016 compared to June 30, 2016.

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

As illustrated in the tables below, at December 31, 2016, our net interest income (“NII”) would have been adversely impacted by a parallel upward shift in the yield curve.  The “liability sensitivity” as measured from an NII perspective at December 31, 2016 is generally consistent with the “liability sensitivity” exhibited in the Company’s EVE-based analysis.

As noted earlier, the excess liquidity that had previously accumulated in cash equivalents through June 30, 2016 was re-invested into the loan portfolio during the quarter ended September 30, 2016.   Similarly, the increase in overnight borrowings at December 31, 2016 was largely drawn to temporarily fund growth in loans through that date.  Together, these factors contributed to an increase in the forecasted level of net interest income across most the scenarios presented below.    However, the sensitivity of interest income to movements in interest rates increased as a result of those factors.  The changes in the sensitivity of net interest income to movements in interest rates also reflect the aggregate impact of the various balance sheet management strategies we have undertaken to deploy capital through profitable growth and diversification strategies while also reflecting the effects of changes in the level of market interest rates and overall shape of the yield curve.

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

			At December 31, 2016
			Net Interest Income ("NII")
Change in Interest Rates (1)	Balance Sheet Composition	Measurement Period	$ Amount of NII	$ Change in NII	% Change in NII
			(Dollars In Thousands)
+300 bps	Static	One Year	$96,574	$(8,333)	(7.94)%
+200 bps	Static	One Year	99,408	(5,499)	(5.24)
+100 bps	Static	One Year	102,074	(2,833)	(2.70)
0 bps	Static	One Year	104,907	-	-

			At June 30, 2016
			Net Interest Income ("NII")
Change in Interest Rates (1)	Balance Sheet Composition	Measurement Period	$ Amount of NII	$ Change in NII	% Change in NII
			(Dollars In Thousands)
+300 bps	Static	One Year	$98,393	$2,479	2.58%
+200 bps	Static	One Year	97,694	1,780	1.86
+100 bps	Static	One Year	96,739	825	0.86
0 bps	Static	One Year	95,914	-	-

(1)	The (100) bps, (200) bps and (300) bps scenarios are not shown due to the low prevailing interest rate environment.

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

During the quarter ended December 31, 2016, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	Legal Proceedings

At December 31, 2016, neither the Company nor the Bank were involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

ITEM 1A.	Risk Factors

Management of the Company does not believe there have been any material changes with regard to the Risk Factors previously disclosed under Item 1A of the Company’s Form 10-K for the year ended June 30, 2016 previously filed with the Securities and Exchange Commission.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The following table reports information regarding repurchases of the Company’s common stock during the quarter ended December 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2016	509,442	$13.72	509,442	4,390,895
November 1-30, 2016	318,117	$14.49	318,117	4,072,778
December 1-31, 2016	458,974	$15.50	458,974	3,613,804

Total	1,286,533	$14.55	1,286,533	3,613,804
(1)	On May 20, 2016, the Company announced the authorization of a stock repurchase plan for up to 9,352,809 shares or 10% shares outstanding.
ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

The following Exhibits are filed as part of this report:

3.1	Articles of Incorporation of Kearny Financial Corp. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-198602), originally filed on September 5, 2014)
3.2	Bylaws of Kearny Financial Corp. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-198602), originally filed on September 5, 2014)
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
101

The following materials from the Company’s Form 10-Q for the quarter ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

KEARNY FINANCIAL CORP.

Date: February 8, 2017	By:	/s/ Craig L. Montanaro
Craig L. Montanaro
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

Date: February 8, 2017	By:	/s/ Eric B. Heyer
Eric B. Heyer
Executive Vice President and
Chief Financial Officer
(Principal financial and accounting officer)