Form 10-K
period 2017-06-30
Kearny Financial Corp.
filed 2017-08-29
CIK 1617242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  YES    ☐  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  YES    ☐  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.   See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non‑affiliates of the Registrant on December 31, 2016 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $1.24 billion.  Solely for purposes of this calculation, shares held by directors, executive officers and greater than 10% stockholders are treated as shares held by affiliates.

As of August 24, 2017 there were outstanding 83,011,448 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the definitive Proxy Statement for the Registrant’s 2017 Annual Meeting of Stockholders. (Part III)

KEARNY FINANCIAL CORP.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 30, 2017

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

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.  We are under no duty to and do not take any obligation to update any forward-looking statements after the date of the annual report on Form 10-K.

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

•	our ability to retain key employees;
•	technological changes;
•	significant increases in our loan losses;

•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own; and
•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing products and services described elsewhere in this annual report on Form 10-K.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

General

Kearny Financial Corp. (the “Company,” or “Kearny Financial”), is a Maryland corporation that is the holding company for Kearny Bank (the “Bank” or “Kearny Bank”), a nonmember New Jersey stock savings bank.  The Bank was previously a federally charted stock savings bank.  However, the Bank converted its charter to that of a New Jersey savings bank on June 29, 2017.

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

Each outstanding share held by the public stockholders of Kearny Financial Corp., a federal corporation, immediately prior to the closing of the conversion and stock offering was converted into 1.3804 shares of the Company’s new common stock while the shares previously held by Kearny MHC, the former mutual holding company, were cancelled concurrent with the closing of the transaction.  As a result of the completion of the second-step conversion and stock offering, all historical share and per share information has been revised to reflect the 1.3804-to-one exchange ratio.  At June 30, 2017, the Company had 84,350,848 shares outstanding.

The Company is a unitary savings and loan holding company, regulated by the Board of Governors of the Federal Reserve Bank (“FRB”) and conducts no significant business or operations of its own.  The Bank’s deposits are federally insured by the Deposit Insurance Fund as administered by the Federal Deposit Insurance Corporation (“FDIC”) and the Bank is primarily regulated by the New Jersey Department of Banking and Insurance (“NJDBI”) and, as a nonmember bank, the FDIC.  References in this Annual Report on Form 10‑K to the Company or Kearny Financial generally refer to the Company and the Bank, unless the context indicates otherwise. References to “we”, “us”, or “our” refer to the Bank or Company, or both, as the context indicates.

The Company’s primary business is the ownership and operation of the Bank.  The Bank is principally engaged in the business of attracting deposits from the general public in New Jersey and New York and using these deposits, together with other funds, to originate or purchase loans for its portfolio and invest in securities.  Our loan portfolio is primarily comprised of loans collateralized by commercial and residential real estate augmented by secured and unsecured loans to businesses and consumers.  We also maintain a portfolio of investment securities, primarily comprised of U.S. agency mortgage-backed securities, U.S. government and agency debentures, bank-qualified municipal obligations, corporate bonds, asset-backed securities, collateralized loan obligations and subordinated debt.

At June 30, 2017, net loans receivable comprised 66.7% of our total assets while investment securities, including mortgage‑backed and non-mortgage-backed securities, comprised 23.0 % of our total assets.  By comparison, at June 30, 2016, net loans receivable comprised 59.0% of our total assets while securities comprised 27.8% of our total assets.  A significant long term goal of our business plan is to reallocate our balance sheet to reflect a greater percentage of interest-earning assets to loans while, in turn, reducing the relative size of the securities portfolio.  The composition and volume of loan originations and purchases during fiscal 2017 reflected that strategic focus as we increased our commercial loan origination and support staff and expanded relationships with loan participants and other external loan origination resources.

We operate from our administrative headquarters in Fairfield, New Jersey and had 42 branch offices as of June 30, 2017.  Our internet address is www.kearnybank.com.  Information on our website is not and should not be considered to be part of this annual report on Form 10-K.

Business Strategy

Our goal is to continue to evolve from a traditional thrift business model toward that of a full service community bank, profitably deploying capital and enhancing earnings through a variety of balance sheet growth and diversification strategies. The key strategic initiatives of our business plan are presented below accompanied by an overview of our activities and achievements in support of those initiatives:

•	Continue to Increase Commercial Mortgage Lending

During fiscal 2017, our commercial mortgage loan portfolio, including multi-family and nonresidential mortgage loans, increased by 34.2%, or $636.7 million, to $2.50 billion at June 30, 2017 from $1.86 billion at June 30, 2016. This increase reflected commercial mortgage loan originations and purchases in fiscal 2017 totaling $727.4 million and $126.7 million, respectively. At June 30, 2017, our commercial mortgage loan portfolio comprised 77.0% of total loans compared to 69.7% of total loans at June 30, 2016.

We plan to continue to increase our portfolio of commercial mortgage loans by expanding loan acquisition volume through all available channels, including retail and broker originations, which may be supplemented with individual and pooled loan purchases and participations.  Additionally, we intend to continue to expand our commercial lending infrastructure and resources, which will be supported by new product and pricing strategies designed to increase origination volume in a very competitive marketplace.

•	Increase Commercial Business Lending

We plan to continue to focus our efforts on expanding our commercial non-real estate secured and unsecured business lending activities through all available channels. During fiscal 2017, our commercial business loan origination and purchase volume totaled $51.1 million, reflecting retail originations of $34.1 million augmented by the acquisition of commercial and industrial (“C&I”) loans through wholesale channels totaling $17.0 million.

We continued the realignment and expansion of our commercial business lending infrastructure during fiscal 2017 which contributed to a modest increase in aggregate commercial business loan origination and purchase volume for the year.  As a result of those enhancements, we anticipate that the outstanding balance of this loan segment will continue to increase in fiscal 2018 and thereafter.  Moreover, we will attempt to expand our relationships with these borrowers to include commercial deposits and other products, with the goal of increasing our non-interest income.

The noted changes to our commercial business lending resources and infrastructure also served to better support our Small Business Administration (“SBA”) resources.  SBA loan sale volume increased by $5.7 million to $9.6 million in fiscal 2017 compared to $3.9 million in fiscal 2016.

We anticipate a continued increase in the level of non-interest income through greater gains on sale of SBA loans as well as other business loan-related fee income. Moreover, our business lending strategies will continue to be undertaken within a larger set of strategic initiatives designed to promote other business banking services intended to increase commercial deposit balances and services.

•	Modestly Increase Residential Mortgage Portfolio Lending

We plan to modestly increase our portfolio of one- to four-family home equity loans and home equity lines of credit while allowing our portfolio of one- to four-family first mortgage loans to continue to decrease as a greater portion of such loans originated are sold into the secondary market, as discussed below.  During fiscal 2017, our aggregate portfolio of one- to four-family mortgage loans decreased by $44.6 million to $650.1 million, or 20.1% of total loans, from $694.8 million or 26.0% of total loans at June 30, 2016.  We originated $67.9 million of one- to four-family first mortgage loans during the year ended June 30, 2017 while no such loans were purchased during fiscal 2017.  During the year ended June 30, 2016, we originated and purchased $87.2 million and $36.3 million, respectively, of one- to four-family first mortgage loans.

The overall decrease in the outstanding balance of the residential mortgage loan portfolio, and its decline as a percentage of total loans, continues to reflect our decreased strategic focus on residential first mortgage portfolio lending.  We anticipate that this segment of our loan portfolio will continue to decline as a percentage of total loans and earning assets as other loan categories grow.

•	Increase Residential Mortgage Banking

We are continuing to expand our residential mortgage lending infrastructure to increase the origination volume of residential mortgage loans for sale into the secondary market.  Our Director of Residential Lending updated the Company’s residential lending infrastructure during the latter half of the fiscal 2016 to support the growth in mortgage banking activity during fiscal 2017.  Our mortgage banking business strategy resulted in the recognition of $713,000 in gains on the sale of $84.4 million of mortgage loans held for sale during the year ended June 30, 2017.  We anticipate an increase in residential mortgage loan origination and sale activity that is expected to support growth in our non-interest income over time through the recognition of recurring loan sale gains, while also serving to help manage the Company’s exposure to interest rate risk (“IRR”) through the sale of longer-duration, fixed-rate loans into the secondary market.

•	Continue to Reduce the Securities Portfolio while Maintaining Sector Diversity

In recent years, we have diversified the composition and allocation of our investment portfolio into new asset sectors, including asset-backed securities, corporate bonds, municipal obligations, collateralized loan obligations, commercial mortgage-backed securities (“MBS”) and subordinated debt while reducing our concentration in traditional residential MBS. Several of the added sectors include floating rate securities that reduce the level of interest rate risk (“IRR”) embedded in our securities portfolio.

Our securities portfolio decreased by $143.7 million, or 11.5%, to $1.11 billion, or 23.0% of total assets, at June 30, 2017 from $1.25 billion, or 27.8% of total assets, at June 30, 2016, reflecting the reinvestment of security cash flows from repayments and sales into the loan portfolio.  We expect to continue utilizing a significant portion of cash flows from the securities portfolio to fund a portion of our expected loan growth while maintaining the diversity of sectors represented in the portfolio.

•	Maintain Strong Asset Quality

We continue to emphasize and maintain strong asset quality as we grow and diversify our loan portfolio. Nonperforming assets decreased by $1.4 million to $20.5 million, or 0.43% of total assets, at June 30, 2017 compared to $21.9 million, or 0.49% of total assets, at June 30, 2016 and $23.8 million, or 0.56% of total assets, at June 30, 2015.

•	Expand Funding Through Retail Deposits

Our total deposit balances increased by $235.3 million during fiscal 2017 with aggregate deposits totaling $2.93 billion at June 30, 2017 compared to $2.69 billion at June 30, 2016.  The increase in overall deposits during fiscal 2017 partly reflected a $151.7 million increase in non-maturity deposits coupled with a net increase of $83.6 million in certificates of deposit.  The net increase in non-maturity deposits included a $28.7 million, or 12.0%, increase in non-interest-bearing deposit accounts for fiscal 2017.

At June 30, 2017, we had a total of 42 branches comprising 40 branches located in northern and central New Jersey with two additional branches located in Brooklyn and Staten Island, New York. We plan to selectively evaluate branch network expansion opportunities, with a particular focus on limited branch expansion in Brooklyn and Staten Island.  We will also continue to evaluate additional de novo branch opportunities to contiguously expand our existing New Jersey branch network with an emphasis on “fill-ins” between our northern and central New Jersey locations.

Notwithstanding the opportunities presented by de novo branching, we expect to place greater strategic emphasis on leveraging the opportunities to increase market share and expand the depth and breadth of customer relationships within our existing branch network while also considering select branch consolidation opportunities to optimize that network. We continue to develop and deploy strategies to promote the “relationship banking” business model throughout our branch network with an emphasis on expanding business customer relationships linked to business lending initiatives.

•	Seek Out Merger and Acquisition Opportunities

As a complement to the “organic” growth strategies, we continue to actively seek out opportunities to deploy capital, diversify our balance sheet, enter new markets and enhance earnings through mergers and acquisitions with other financial institutions. We are an experienced acquirer, having acquired five banks in the last 17 years. We expect to place the greatest emphasis on opportunities to expand within the existing markets we serve or to enter new markets that are generally contiguous to such markets.

In addition to potential acquisitions of financial institutions or their branches, we may explore additional opportunities for acquisitions or strategic partnerships to broaden our product and service offerings in the future.

•	Improve Operating Efficiency

In conjunction with our efforts to improve operating efficiency and control operating expenses, while expanding and enhancing product and service offerings, we continued to deploy a number of technologies during fiscal 2017 that support our internal IT infrastructure as well as our external customer-facing systems.  We consider the noted enhancements to be one of several continuing strategies to control growth in non-interest expenses and improve our overall operating efficiency.

For the year ended June 30, 2017, the Company’s ratio of non-interest expense to average assets totaled 1.76% compared to 1.64% for the year ended June 30, 2016.  For those same comparative periods, the Company’s operating efficiency ratio increased to 71.2% from 68.5%, respectively.  The increase in the non-interest expense ratio and efficiency ratio in fiscal 2017 primarily reflected the additional compensation expense associated with the Company’s 2016 Equity Incentive Plan approved by stockholders in October 2016.  The Company estimates that the recurring compensation expenses associated with that plan increased its ratio of non-interest expense to average assets by 0.08% for the year ended June 30, 2017 while adding 3.18% to its efficiency ratio for the same period.

Market Area. At June 30, 2017, our primary market area consisted of the counties in which we currently operate branches, including Bergen, Essex, Hudson, Middlesex, Monmouth, Morris, Ocean, Passaic and Union counties in New Jersey and Kings (Brooklyn) and Richmond (Staten Island) counties in New York.  Our lending is concentrated in these markets and our predominant sources of deposits are the communities in which our offices are located as well as the neighboring communities.

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

Our competition for deposits and loans historically has come from other insured financial institutions such as local and regional commercial banks, savings institutions and credit unions located in our primary market area.  We also compete with mortgage banking and finance companies for real estate loans and with commercial banks and savings institutions for consumer loans.  We also face competition for attracting funds from providers of alternative investment products such as equity and fixed income investments, including securities such as corporate, agency and government securities, as well as the mutual funds that invest in these instruments.

There are large retail banking competitors operating throughout our primary market area, including Bank of America, Citibank, JP Morgan Chase Bank, PNC Bank, TD Bank, and Wells Fargo Bank and we also face strong competition from other community-based financial institutions.

Lending Activities

General.  In conjunction with our strategic efforts to evolve from a traditional thrift to a full-service community bank, our lending strategies have placed increasing emphasis on the origination of commercial loans while diminishing the emphasis on one- to four-family mortgage portfolio lending.  The year-to-year trends in the composition and allocation of our loan portfolio, as reported in the table below, highlight those changes in business strategy.  In particular, the outstanding balance of our commercial mortgages, including loans secured by multi‑family, mixed‑use and nonresidential properties, have significantly increased from both a dollar amount and percentage of portfolio basis over the past several years.  By comparison, the outstanding balance of our residential mortgage loans, including one- to four-family and home equity loans, have consistently declined as a percentage of the loan portfolio over the past several years.

Our commercial loan offerings also include secured business loans, many of which are secured by real estate, and unsecured business loans.  Commercial loan offerings include programs offered through the SBA in which Kearny Bank participates as a Preferred Lender.  Our consumer loan offerings primarily include home equity loans and home equity lines of credit as well as account loans, overdraft lines of credit, vehicle loans and personal loans.  We also offer construction loans to builders/developers as well as individual homeowners.  We have also purchased out-of-state one- to four-family first mortgage loans to supplement our in-house originations. For more information, please see “Lending Activities (Loan Originations, Purchases, Sales, Solicitation and Processing).”

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the total portfolio at the dates indicated.

	At June 30,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars In Thousands)
Real estate mortgage:
One- to four-family	$567,323	17.50%	$605,203	22.66%	$592,321	28.17%	$580,612	33.31%	$500,647	36.77%
Multi-family	1,412,575	43.57	1,040,293	38.94	728,379	34.65	431,007	24.73	211,817	15.56
Nonresidential	1,085,064	33.46	820,673	30.72	580,724	27.62	552,748	31.71	455,011	33.41
Commercial business	74,471	2.30	88,207	3.30	99,451	4.73	67,261	3.86	70,688	5.19
Consumer:
Home equity loans	82,822	2.55	89,566	3.35	91,671	4.36	99,621	5.72	107,426	7.88
Passbook or certificate	2,863	0.09	3,349	0.13	3,999	0.19	3,965	0.23	3,887	0.29
Other	13,520	0.41	22,052	0.82	292	0.01	373	0.02	391	0.03
Construction	3,815	0.12	2,038	0.08	5,711	0.27	7,281	0.42	11,851	0.87
Total loans	3,242,453	100.00%	2,671,381	100.00%	2,102,548	100.00%	1,742,868	100.00%	1,361,718	100.00%
Less:
Allowance for loan losses	29,286		24,229		15,606		12,387		10,896
Unamortized yield adjustments including net premiums on purchased loans and net deferred loan costs and fees	(2,808)		(2,606)		(316)		1,397		847
Total adjustments	26,478		21,623		15,290		13,784		11,743

Total loans, net	$3,215,975		$2,649,758		$2,087,258		$1,729,084		$1,349,975

Loan Maturity Schedule.  The following table sets forth the maturities of our loan portfolio at June 30, 2017.  Demand loans, loans having no stated maturity and overdrafts are shown as due in one year or less.  Loans are stated in the following table at contractual maturity and actual maturities could differ due to prepayments.

	Real estate mortgage: One- to four-family	Real estate mortgage: Multi-Family	Real estate mortgage: Non-Residential	Commercial Business	Home Equity Loans	Passbook or certificate	Other	Construction	Total
	(In Thousands)
Amounts due:
Within one year	$538	$8,812	$7,966	$15,626	$613	$1,553	$595	$1,329	$37,032
After one year:
1 to 3 years	4,577	114,437	61,541	11,343	4,223	83	5,408	2,486	204,098
3 to 5 years	12,221	129,765	80,597	27,601	5,280	27	7,351	-	262,842
5 to 10 years	82,312	913,912	668,971	6,610	22,729	-	-	-	1,694,534
10 to 15 years	96,223	235,411	216,847	6,348	31,912	20	-	-	586,761
Over 15 years	371,452	10,238	49,142	6,943	18,065	1,180	166	-	457,186
Total due after one year	566,785	1,403,763	1,077,098	58,845	82,209	1,310	12,925	2,486	3,205,421

Total amount due	$567,323	$1,412,575	$1,085,064	$74,471	$82,822	$2,863	$13,520	$3,815	$3,242,453

The following table shows the dollar amount of loans as of June 30, 2017 due after June 30, 2018 according to rate type and loan category.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)
Real estate mortgage:
One- to four-family	$505,557	$61,228	$566,785
Multi-family	447,533	956,230	1,403,763
Nonresidential	422,728	654,370	1,077,098
Commercial business	17,242	41,603	58,845
Consumer:
Home equity loans	65,858	16,351	82,209
Passbook or certificate	69	1,241	1,310
Other	12,866	59	12,925
Construction	564	1,922	2,486

Total loans	$1,472,417	$1,733,004	$3,205,421

Multi-Family and Nonresidential Real Estate Mortgage Loans.  We originate commercial mortgage loans on multi-family and nonresidential properties, including loans on apartment buildings, retail/service properties and land as well as other income-producing properties, such as mixed-use properties combining residential and commercial space.  Our growing strategic emphasis in commercial lending resulted in the origination of approximately $727.4 million of multi-family and nonresidential real estate mortgages during the year ended June 30, 2017, compared to $489.3 million during the year ended June 30, 2016.

Our commercial mortgage acquisition strategies also included purchases of whole loans and participations totaling $126.7 million and $274.9 million during the years ended June 30, 2017 and 2016, respectively.  The loan purchases in fiscal 2017 were funded during the first quarter ended September 30, 2016 and reflected the deployment of excess liquidity that had accumulated through June 30, 2016 due to an increase in loan prepayments during the fourth quarter of fiscal 2016.  The loan purchases during fiscal 2016 largely reflected the deployment of a portion of the proceeds received in conjunction with the closing of the Company’s second-step conversion and stock offering at the end of fiscal 2015.

In total, commercial mortgage loan acquisition volume significantly outpaced loan repayments during fiscal 2017 resulting in the reported net increase in the outstanding balance of this segment of the loan portfolio. Our business plan continues to call for maintaining our strategic emphasis on commercial mortgage lending by increasing this segment of the portfolio on both a dollar and percentage of assets basis.

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

Commercial Business Loans.  We also originate commercial term loans and lines of credit to a variety of professionals, sole proprietorships and small businesses in our market area.  Our business loan products include our Small Business Express Loan, which offers customers a simplified and expedited application and approval process for term loans and lines of credit up to $100,000, as well as loans originated through the SBA in which Kearny Bank participates as a Preferred Lender.  We originated approximately $34.1 million of commercial business loans during the year ended June 30, 2017 compared to $20.8 million during the year ended June 30, 2016.

Our commercial business loan acquisition strategies included purchases of wholesale C&I loan participations totaling $17.0 million and $19.8 million during the years ended June 30, 2017 and 2016, respectively.  Our C&I loan participations at June 30, 2017 included 13 loans with an outstanding balance of $27.4 million.  These participations were comprised entirely of our pro rata interest representing the obligations of 13 separate commercial borrowers that were acquired through Kearny Bank’s membership in BancAlliance, a cooperative network of lending institutions that serves as a conduit for institutional investors to participate in middle-market commercial credits.  The BancAlliance network is supported and managed on a day-to-day basis by Alliance Partners and its wholly-owned subsidiary AP Commercial LLC which acts as investment advisor and asset manager for loans acquired through the BancAlliance network while retaining a portion of such loans as an investor.

At June 30, 2016, our BancAlliance participations had an outstanding balance of $34.6 million representing our pro rata interest in 21 loans.  As of that same date, our C&I participations also included one additional loan with an outstanding balance of $9.7 million that was purchased through the broadly syndicated commercial loan market.  The loan, which was paid off in full during fiscal 2017, represented an obligation of a single commercial borrower that was rated by one or more independent, third-party credit rating agencies.

In total, commercial business loan repayments and sales outpaced loan acquisition volume during fiscal 2017 resulting in the reported net decrease in the outstanding balance of this segment of the loan portfolio.  As noted earlier, we continued to realign and expand our commercial business lending infrastructure during fiscal 2017 which contributed to a modest increase in aggregate commercial business loan origination and purchase volume for the year.  As a result of those enhancements, we anticipate this loan segment will increase as we continue to acquire loans through retail origination channels as well as purchases and participations acquired though wholesale sources with the goal of increasing this portfolio on both a dollar and percentage of assets basis.

Our commercial business loan activity during fiscal 2017 included the sale of $9.6 million of SBA loan participations which resulted in the recognition of related sale gains totaling approximately $822,000 for the year ended June 30, 2017.  By comparison, we sold $2.6 million of SBA loan participations during fiscal 2016 which resulted in the recognition of related sale gains totaling approximately $242,000.  Our business plan calls for a continued increase in SBA lending activity from the levels reported during fiscal 2017.  As noted earlier, the enhancements to our commercial business lending resources and infrastructure that continued to be implemented during fiscal 2017 also served to better support our SBA lending resources.

At June 30, 2017, approximately $47.1 million or 63.2% of our commercial business loans represent loans originated through our retail channel while the remaining $27.4 million or 36.8% comprise loans acquired through the wholesale C&I loan participation channels discussed earlier.  Of the retail originated loans, approximately $38.3 million or 81.3% are “non-SBA” loans consisting of secured and unsecured loans totaling $36.8 million and $1.5 million, respectively.  We generally require personal guarantees on all “non-SBA” commercial business loans originated.  The loan to value limit on secured commercial lines of credit and term loans is otherwise generally limited to 70%. Unsecured commercial loans may take the form of overdraft checking authorization up to $10,000 and unsecured lines of credit up to $100,000.  Our “non-SBA” commercial term loans generally have terms of up to 10 years and are mostly adjustable-rate loans.  Our commercial lines of credit have terms of up to one year and are generally adjustable-rate loans.

The remaining $8.8 million or 18.7% of commercial business loans originated represent the retained portion of SBA loan originations.  Such loans are generally secured by various forms of collateral, including real estate, business equipment and other forms of collateral.  Kearny Bank generally sells the guaranteed portion of eligible SBA loans originated, which ranges from 50% to 90% of the loan’s outstanding balance while retaining the nonguaranteed portion of such loans in portfolio.  Kearny Bank also retains both the guaranteed and non-guaranteed portion of those SBA originations that are generally ineligible for sale in the secondary market.  At June 30, 2017, approximately $846,000 of the retained portion of Kearny Bank’s SBA loans is guaranteed by the SBA.

Construction Lending.  Our construction lending includes loans to individuals for construction of one- to four-family residences or for major renovations or improvements to an existing dwelling.  Our construction lending also includes loans to builders and developers for multi-unit buildings or multi-house projects.  At June 30, 2017, construction loans totaled $3.8 million.

During the year ended June 30, 2017, construction loan disbursements were $3.0 million compared to $1.1 million during the year ended June 30, 2016.  Construction loan disbursements outpaced repayments during fiscal 2017 resulting in the reported increase in the outstanding balance of this segment of the loan portfolio.

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

One- to Four-Family Mortgage Loans Held in Portfolio.  Our portfolio lending activities include the origination of one- to four-family first mortgage loans, of which approximately $532.8 million or 94.0% are secured by properties located within New Jersey and New York as of June 30, 2017 with the remaining $34.6 million or 6.0% secured by properties in other states.

During the year ended June 30, 2017, Kearny Bank originated $67.9 million of one- to four-family first mortgage portfolio loans compared to $87.2 million in the year ended June 30, 2016.  To supplement portfolio loan originations, we also purchased one- to four-family first mortgages totaling $36.3 million during the year ended June 30, 2016 while no such loans were purchased during fiscal 2017.

In total, loan repayments outpaced origination volume of one- to four-family mortgage portfolio loans during fiscal 2017 resulting in a net decrease in the outstanding balance of this segment of the loan portfolio.  Our business plan calls for generally reducing strategic emphasis on one- to four-family mortgage portfolio lending by modestly decreasing the outstanding balance of this segment and reducing its basis as a percentage of total loans.

We will originate a one- to four-family mortgage loan on an owner-occupied property with a principal amount of up to 95% of the lesser of the appraised value or the purchase price of the property, with private mortgage insurance required if the loan-to-value ratio exceeds 80%. At June 30, 2017, our one- to four-family mortgage loan portfolio was primarily comprised of loans secured by owner-occupied properties.  Our loan-to-value limit on a non-owner-occupied property is 75%.  Loans in excess of $1.0 million are handled on a case-by-case basis and are subject to lower loan-to-value limits, generally no more than 50%.

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

One- to Four-Family Mortgage Loans Held for Sale.  During fiscal 2017, we continued to expand our mortgage banking strategies through which we originate one- to four-family mortgage loans for sale into the secondary market.  As above, the loans we originate for sale generally meet the same secondary mortgage market standards as those applicable to loans originated for portfolio.  Moreover, such loans are generally originated by, and sourced from, the same resources and markets as those loans originated and held in portfolio, as discussed above.

As noted earlier, our mortgage banking business strategy resulted in the recognition of $713,000 in gains associated with the sale of $84.4 million of mortgage loans held for sale during the year ended June 30, 2017.  As of that date, an additional $4.7 million of loans were held and committed for sale into the secondary market.  We anticipate an increase in residential mortgage loan origination and sale activity to support growth in the our non-interest income over time through the recognition of recurring loan sale gains, while also serving to help manage the Company’s exposure to interest rate risk.

Home Equity Loans and Lines of Credit.  Our home equity loans are fixed-rate loans for terms of generally up to 20 years.  We also offer fixed-rate and adjustable-rate home equity lines of credit with terms of up to 20 years.  During the year ended June 30, 2017, Kearny Bank originated $18.5 million of home equity loans and home equity lines of credit compared to $22.7 million in the year ended June 30, 2016.  However, repayments of home equity loans and lines of credit outpaced loan origination volume during fiscal 2017 resulting in the reported net decline in the outstanding balance of this segment of the loan portfolio.

Collateral value is determined through a property value analysis report, or full appraisal where appropriate, provided by a state certified or licensed independent appraiser.  Home equity loans and lines of credit do not require title insurance but do require homeowner, liability and fire insurance and, if applicable, flood insurance.

Home equity loans and fixed-rate home equity lines of credit are generally originated in our market area and are generally made in amounts of up to 80% of value on term loans and of up to 75% of value on home equity adjustable-rate lines of credit.  We originate home equity loans secured by either a first lien or a second lien on the property.

Consumer Loans.  Our consumer loan portfolio includes unsecured overdraft lines of credit and personal loans as well as loans secured by savings accounts and certificates of deposit on deposit with Kearny Bank.  Our unsecured consumer loans at June 30, 2017 primarily include $12.8 million of loans acquired through the Company’s relationship with Lending Club, an established peer-to-peer (i.e. marketplace) lender.  Through this relationship, the Company has purchased high-quality, unsecured consumer loans originated through Lending Club’s online platform.  The remaining balance of consumer loans at June 30, 2017 includes $2.9 million of loans fully secured by savings accounts or certificates of deposit held by the Bank and $595,000 of other unsecured consumer loans.  We will generally lend up to 90% of the account balance on a loan secured by a savings account or certificate of deposit.

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

Loans to One Borrower.  New Jersey law generally limits the amount that a savings bank may lend to single borrower and related entities to 15% of the institution’s capital funds. Accordingly, as of June 30, 2017, our loans-to-one-borrower limit was approximately $113.1 million.

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

At June 30, 2017, our largest single borrower had an aggregate outstanding loan balance of approximately $48.2 million comprising one commercial mortgage loan and three multi-family mortgage loans. Our second largest single borrower had an aggregate outstanding loan balance of approximately $46.3 million comprising three commercial mortgage loans and three multi-family mortgage loans.  Our third largest borrower had an aggregate outstanding loan balance of approximately $44.6 million comprising two commercial mortgage loans and six multi-family mortgage loans.  At June 30, 2017, all of these lending relationships were current and performing in accordance with the terms of their loan agreements.  By comparison, at June 30, 2016, loans outstanding to Kearny Bank’s three largest borrowers totaled approximately $37.3 million, $37.2 million and $35.2 million, respectively.

Loan Originations, Purchases, Sales, Solicitation and Processing.  The following table shows portfolio loans originated, purchased, acquired and repaid during the periods indicated.

	For the Years Ended June 30,
	2017	2016	2015
	(In Thousands)
Loan originations: (1)
Real estate mortgage:
One- to four-family	$67,907	$87,197	$51,315
Multi-family	578,682	379,416	214,470
Nonresidential	148,767	109,876	76,445
Commercial business	34,071	20,789	19,988
Consumer:
Home equity loans	18,489	22,709	21,327
Passbook or certificate	739	918	1,184
Other	1,077	604	527
Construction	2,961	1,065	4,321
Total loan originations	852,693	622,574	389,577
Loan purchases:
Real estate mortgage:
One- to four-family	-	36,250	55,933
Multi-family	20,800	32,897	136,143
Nonresidential	105,880	242,000	-
Commercial business	16,953	19,808	41,028
Other	-	25,466	-
Total loan purchases	143,633	356,421	233,104
Loan sales: (1)
Real estate mortgage:
Multi-family	-	(10,000)	-
Commercial business	(9,589)	(3,872)	(1,231)
Total loans sold	(9,589)	(13,872)	(1,231)

Loan repayments	(412,234)	(393,225)	(257,074)
Decrease due to other items	(8,286)	(9,398)	(6,202)

Net increase in loan portfolio	$566,217	$562,500	$358,174

(1)	Excludes origination and sales of one- to four-family mortgage loans held for sale.

Our customary sources of loan applications include loans originated by our commercial and residential loan officers, repeat customers, referrals from realtors and other professionals and “walk-in” customers.  These sources are supported in varying degrees by our newspaper and electronic advertising and marketing strategies.

During prior years, we had purchased loans under the terms of loan purchase and servicing agreements with three large nationwide lenders, in order to supplement our residential mortgage loan production pipeline.  The original agreements called for the purchase of loan pools that contained mortgages on residential properties in our lending area and were subsequently expanded to include mortgage loans secured by residential real estate located outside of New Jersey.  However, we did not purchase residential mortgage loans under the noted purchase and servicing agreements during the years ended June 30, 2017, 2016 and 2015, but may do so in the future.

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

As of June 30, 2017, our portfolio of “out-of-state” residential mortgages included loans located in eight states outside of New Jersey and New York that totaled approximately $34.6 million or 6.0% of one- to four-family mortgage loans. The states with the three largest concentrations of such loans at June 30, 2017 were Massachusetts, Pennsylvania and Georgia, with outstanding principal balances totaling $25.3 million, $5.7 million and $1.1 million, respectively.  The aggregate outstanding balances of loans in each of the remaining five states total approximately $2.6 million and comprise approximately 7.0% of the total balance of out-of-state residential mortgage loans with aggregate balances by state ranging from $184,000 to $646,000.

We have also entered into purchase agreements with a number of bank and non-bank originators to supplement our loan production pipeline.  These agreements call for our purchase of one- to four-family first mortgage loans on either a servicing released or servicing retained basis from the seller.  No additional loans were purchased from these sources during the year ended June 30, 2017.  By comparison, during the year ended June 30, 2016, loans purchased from these sources totaled approximately $36.3 million comprising loans secured by residential properties in New Jersey and Massachusetts.

In addition to purchasing one- to four-family loans, we have also purchased commercial mortgage loans and participations originated by other banks and non-bank originators. As noted earlier, the aggregate carrying value of the loans and participations purchased from these sources during the year ended June 30, 2017 totaled approximately $126.7 million comprising loans secured primarily by multi-family and non-residential properties located in New York and eastern Pennsylvania.  We also purchased commercial business loans totaling $17.0 million during the year ended June 30, 2017, as discussed above.

Loan Approval Procedures and Authority.  Senior management recommends and the Board of Directors approves our lending policies and loan approval limits.  Kearny Bank’s Loan Committee consists of the Chief Executive Officer, Chief Operating Officer, Chief Lending Officer, Chief Credit Officer, Regional President, Director of Commercial Real Estate Lending, Director of C&I Lending, Director of Residential Lending and Special Assets Manager.  Our Chief Lending Officer may approve residential loans up to $750,000.  Loan department personnel of Kearny Bank serving in the following positions may approve loans as follows: residential mortgage loan managers, mortgage loans up to $500,000; residential mortgage loan underwriters, mortgage loans up to $250,000; consumer loan managers, consumer loans up to $250,000; and consumer loan underwriters, consumer loans up to $150,000.  In addition to these principal amount limits, there are established limits for different levels of approval authority as to minimum credit scores and maximum loan-to-value ratios and debt-to-income ratios or debt service coverage.  Our Chief Executive Officer and Chief Operating Officer have authorization to countersign loans for amounts that exceed $750,000 up to a limit of $1.0 million.  Our Chief Lending Officer must approve loans between $750,000 and $1.0 million along with one of these designated officers.  Non-conforming residential mortgage loans and loans over $1.0 million up to $2.0 million require the approval of the Loan Committee.  The Committee may approve individual commercial loans or an aggregate commercial lending relationship up to $5.0 million. Commercial loans or aggregate relationships in excess of $5.0 million require approval by the Board of Directors while such approval is also required for residential mortgage loans in excess of $2.0 million and commercial business loans in excess of $1.0 million.

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

	At June 30,
	2017	2016	2015	2014	2013
	(Dollars In Thousands)
Nonaccrual loans:
Real estate mortgage:
One- to four-family (1)	$8,790	$10,732	$7,952	$9,944	$11,675
Multi-family	158	205	-	-	-
Nonresidential	5,720	6,588	7,177	6,935	10,163
Commercial business	2,634	1,965	3,944	4,919	4,836
Consumer:
Home equity loans	1,241	1,170	1,783	1,930	1,329
Other	-	-	2	2	28
Construction	255	357	2,037	1,448	2,886
Total nonaccrual loans (2)	18,798	21,017	22,895	25,178	30,917
Accruing loans 90 days or more past due:
Real estate mortgage:
Multi-family	-	-	-	-	-
Nonresidential	-	-	-	-	-
Commercial business	-	-	-	-	-
Consumer:	-
Other	74	38	-	125	-
Total accruing loans 90 days or more past due	74	38	-	125	-

Total nonperforming loans	$18,872	$21,055	$22,895	$25,303	$30,917
Real estate owned	$1,632	$826	$942	$1,624	$2,061
Total nonperforming assets	$20,504	$21,881	$23,837	$26,927	$32,978
Total nonperforming loans to total loans	0.58%	0.79%	1.09%	1.45%	2.27%
Total nonperforming loans to total assets	0.39%	0.47%	0.54%	0.72%	0.98%
Total nonperforming assets to total assets	0.43%	0.49%	0.56%	0.77%	1.05%

(1)	At June 30, 2017, included $6.4 million of nonperforming one- to four-family mortgage loans originally acquired from Countrywide Home Loans, Inc.
(2)	TDRs on accrual status not included above totaled $2.5 million, $2.9 million, $3.1 million, $3.3 million and $4.1 million at June 30, 2017, 2016, 2015, 2014 and 2013, respectively.

Total nonperforming assets decreased by $1.4 million to $20.5 million at June 30, 2017 from $21.9 million at June 30, 2016.  The decrease comprised a net decline in nonperforming loans of $2.2 million that was partially offset by a net increase in real estate owned of $806,000.  For those same comparative periods, the number of nonperforming loans decreased to 78 loans from 89 loans while the number of real estate owned properties increased to four from three.

At June 30, 2017, nonperforming loans comprised $18.8 million of “nonaccrual” loans and $74,000 of loans being reported as “accruing loans over 90 days past due.”  By comparison, at June 30, 2016, nonperforming loans comprised $21.0 million of “nonaccrual” loans and $38,000 of loans being reported as “accruing loans over 90 days past due.”

Nonperforming one- to four-family mortgage loans at June 30, 2017 include 35 nonaccrual loans totaling $8.8 million whose net outstanding balances range from $104 to $560,000, with an average balance of approximately $251,000 as of that date.  The loans are in various stages of collection, workout or foreclosure.  Of these loans, 32 are secured by New Jersey properties while two loans are secured by properties located in New York and one loan is secured by a property located in Georgia.  We have identified approximately $154,000 of specific impairment relating to seven of the nonperforming loans for which valuation allowances are maintained in the allowance for loan losses at June 30, 2017.

The number and balance of nonperforming one- to four-family mortgage loans at June 30, 2017 includes 23 loans totaling $6.4 million that were originally acquired from Countrywide with such loans comprising 33.9% of total nonperforming loans as of June 30, 2017.  As of that same date, Kearny Bank owned a total of 39 residential mortgage loans with an aggregate outstanding balance of $11.7 million that were originally acquired from Countrywide.

Nonperforming commercial real estate loans, including multi-family and nonresidential mortgage loans, include 15 nonaccrual loans totaling $5.9 million.  At June 30, 2017, the outstanding balances of these loans range from $60,000 to $1.8 million with an average balance of approximately $392,000 as of that date.  The loans are in various stages of collection, workout or foreclosure and are secured by New Jersey properties.  We have identified approximately $39,000 of specific impairment relating to three of these nonperforming loans for which valuation allowances are maintained in the allowance for loan losses at June 30, 2017.

Nonperforming commercial business loans at June 30, 2017 include 11 nonaccrual loans totaling $2.6 million.  At June 30, 2017, the outstanding balances of these loans range from $2,000 to $1.5 million with an average balance of approximately $239,000 as of that date.  The loans are in various stages of collection, workout or foreclosure and are primarily secured by New Jersey and New York properties and, to a lesser extent, other forms of collateral.  We have identified approximately $6,000 of specific impairment relating to one of these nonperforming loans for which valuation allowances are maintained in the allowance for loan losses at June 30, 2017.

Home equity loans and home equity lines of credit that are reported as nonperforming at June 30, 2017 include 15 nonaccrual loans totaling $1.2 million.  At June 30, 2017, the outstanding balances of these loans range from $210 to $444,000 with an average balance of approximately $83,000 as of that date.  The loans are in various stages of collection, workout or foreclosure and are primarily secured by New Jersey properties.  There was no specific impairment identified relating to these nonperforming loans at June 30, 2017.

Other consumer loans that are reported as nonperforming at June 30, 2017 include one unsecured loan totaling $74,000 reported as “accruing loans over 90 days past due.”

Nonperforming construction loans include one nonaccrual loan totaling $255,000.  The loan is in the workout stage and is secured by a New Jersey property.  We have identified no specific impairment relating to this nonperforming loan at June 30, 2017.

During the years ended June 30, 2017, 2016 and 2015, gross interest income of $883,000, $1.9 million and $1.8 million, respectively, would have been recognized on loans accounted for on a nonaccrual basis if those loans had been current.  Interest income recognized on such loans of $19,000, $80,000 and $132,000 was included in income for the years ended June 30, 2017, 2016 and 2015, respectively.

At June 30, 2017, 2016, and 2015, Kearny Bank had loans with aggregate outstanding balances totaling $11.0 million, $11.6 million and $8.7 million, respectively, reported as troubled debt restructurings.

During the year ended June 30, 2017, gross interest income of $471,000 would have been recognized on loans reported as troubled debt restructurings under their original terms prior to restructuring.  Actual interest income of $144,000 was recognized on such loans for the year ended June 30, 2017 reflecting the interest received under the revised terms of those restructured loans.

During the year ended June 30, 2016, gross interest income of $548,000 would have been recognized on loans reported as troubled debt restructurings under their original terms prior to restructuring.  Actual interest income of $233,000 was recognized on such loans for the year ended June 30, 2016 reflecting the interest received under the revised terms of those restructured loans.

During the year ended June 30, 2015, gross interest income of $503,000 would have been recognized on loans reported as troubled debt restructurings under their original terms prior to restructuring.  Actual interest income of $194,000 was recognized on such loans for the year ended June 30, 2015 reflecting the interest received under the revised terms of those restructured loans.

Loan Review System.  We maintain a loan review system consisting of several related functions including, but not limited to, classification of assets, calculation of the allowance for loan losses, independent credit file review as well as internal audit and lending compliance reviews.  We utilize both internal and external resources, where appropriate, to perform the various loan review functions.  For example, we have engaged the services of a third party firm specializing in loan review and analysis to perform several loan review functions.  The firm reviews the loan portfolio in accordance with the scope and frequency determined by senior management and the Audit and Compliance Committee of the Board of Directors.  The third party loan review firm assists senior management and the Board of Directors in identifying potential credit weaknesses; in appropriately grading or adversely classifying loans; in identifying relevant trends that affect the collectability of the portfolio and identifying segments of the portfolio that are potential problem areas; in verifying the appropriateness of the allowance for loan losses; in evaluating the activities of lending personnel including compliance with lending policies and the quality of their loan approval, monitoring and risk assessment; and by providing an objective assessment of the overall quality of the loan portfolio. Currently, independent loan reviews are being conducted quarterly and include non-performing loans as well as samples of performing loans of varying types within our portfolio.

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

Management evaluates loans classified as “Substandard” or “Doubtful” for impairment in accordance with applicable accounting requirements.  As discussed in greater detail below, a valuation allowance is established through the provision for loan losses for any impairment identified through such evaluations.  To the extent that impairment identified on a loan is classified as “Loss”, that portion of the loan is charged off against the allowance for loan losses.

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

The following table discloses our designation of certain loans as special mention or adversely classified during each of the five years presented.

	At June 30,
	2017	2016	2015	2014	2013
	(In Thousands)
Special mention	$2,594	$2,528	$13,501	$12,258	$14,050
Substandard	29,428	33,052	34,748	41,564	43,371
Doubtful	3	2	273	290	391
Loss (1)	-	-	-	-	-
Total classified loans	$32,025	$35,582	$48,522	$54,112	$57,812

(1)	Net of specific valuation allowances where applicable.

At June 30, 2017, 14 loans were classified as Special Mention and 132 loans were classified as Substandard.  As of that same date, six loans were classified as Doubtful.  As noted above, all loans, or portions thereof, classified as Loss during fiscal 2017 were charged off against the allowance for loan losses.

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

Valuation allowances established through the second tier of the loss measurement process utilize historical and environmental loss factors to collectively estimate the level of probable losses within defined segments of our loan portfolio.  These segments aggregate homogeneous subsets of loans with similar risk characteristics based upon loan type.  For allowance for loan loss calculation and reporting purposes, we currently stratify our loan portfolio into seven primary segments: residential mortgage loans, multi-family mortgage loans, non-residential mortgage loans, construction loans, commercial business loans, home equity loans and other consumer loans.

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

In addition to sharing similar risks as those presented by residential mortgage loans, risks relating to multi-family and non-residential mortgage loans also arise from comparatively larger loan balances to single borrowers or groups of related borrowers. Moreover, the repayment of such loans is typically dependent on the successful operation of an underlying real estate project and may be further threatened by adverse changes to demand and supply of multi-family and non-residential real estate as well as changes generally impacting overall business or economic conditions.

The risks presented by construction loans are generally considered to be greater than those attributable to residential, multi-family and non-residential mortgage loans.  Risks from construction lending arise, in part, from the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on developers and builders. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost, including interest, of the project. The nature of these loans is such that they are comparatively more difficult to evaluate and monitor than permanent mortgage loans.

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

Finally, our unsecured consumer loans generally have shorter terms and higher interest rates than other forms of lending but generally involve more credit risk due to the lack of collateral to secure the loan in the event of borrower default.  Consumer loan repayment is dependent on the borrower's continuing financial stability, and therefore is more likely to be adversely affected by job loss, divorce, illness and personal bankruptcy. By contrast, our consumer loans also include account loans that are fully secured by the borrower’s deposit accounts and generally present nominal risk to the Company.

Each primary category is further stratified to distinguish between loans originated and purchased directly from third party lenders from loans acquired through wholesale channels or through business combinations.  Where applicable, such primary categories separately identify loans that are supported by government guarantees, such as those issued by the SBA.  Within these primary categories, loans are grouped loans into more granular segments based on common risk characteristics.  For example, loans secured by real estate, such as residential and commercial mortgage loans, are generally grouped into segments by underlying property type while commercial business loans are grouped into segments based on business or industry type.

In regard to historical loss factors, our allowance for loan loss calculation calls for an analysis of historical charge-offs and recoveries for each of the defined segments within the loan portfolio.  We currently utilize a two-year moving average of annualized net charge-off rates (charge-offs net of recoveries) by loan segment, where available, to calculate our actual historical loss experience.  The outstanding principal balance of the non-impaired portion of each loan segment is multiplied by the applicable historical loss factor, which is updated quarterly, to estimate the level of probable losses based upon our historical loss experience.

As noted, the second tier of our allowance for loan loss calculation also utilizes environmental loss factors to estimate the probable losses within the loan portfolio. Environmental loss factors are based on specific quantitative and qualitative criteria that are used to assess the level of loss exposure arising from key sources of risk within the loan portfolio.  Such sources of risk include those relating to the level of and trends in nonperforming loans; the level of and trends in credit risk management effectiveness, the levels and trends in lending resource capability; levels and trends in economic and market conditions; levels and trends in loan concentrations; levels and trends in loan composition and terms, levels and trends in independent loan review effectiveness, levels and trends in collateral values and the effects of other external factors.

We utilize a set of seven risk tranches, ranging from “negligible risk” to “severe risk”, that establishes a pre-defined range of potential risk ratings to be ascribed to each criteria component supporting an environmental loss factor.  Risk ratings of zero and 30 are ascribed to the “negligible risk” and “severe risk” tranches, respectively, which generally serve as the upper and lower thresholds for the potential range of risk rating values across all risk tranches.  The remaining five risk tranches, ranging from “low risk” to “high risk”, utilize progressively higher ranges of potential risk ratings reflecting the increased level of risk associated with each tranche.

As noted earlier, we utilize both quantitative and qualitative criteria to support our assessment of risk and associated credit loss estimates using environmental loss factors.  In the case of quantitative criteria, we associate pre-defined ranges of potential criteria values with each of the risk tranches noted above.  Through this mechanism, quantitative criteria values are correlated to specific risk tranches.  For loss factor criteria that are based on wholly qualitative metrics, we simply ascribe a risk tranche directly to that criteria based on management judgement.  In both cases, the actual risk ratings ascribed by management to criteria components are generally expected to fall within the pre-defined range of risk ratings assigned to the applicable risk tranche.

Risk ratings are multiplied by .01% to calculate a loss factor value attributable to each of the criteria components supporting an environmental loss factor. The average of the loss factor values ascribed to the criteria components generally serves as the aggregate value for that loss factor.  Where appropriate, the criteria components supporting a loss factor may be “weighted” in relation to one another to allow for greater emphasis on certain criteria in the calculation of an environmental loss factor.

Like the historical loss factors discussed above, we generally utilize a two-year moving average of criteria values, where available, to determine the risk tranche and associated set of potential risk ratings to be ascribed to the criteria components supporting an environmental loss factor.  By doing so, estimated losses should be directionally consistent with the overall credit risk characteristics and performance of the loan portfolio over time while avoiding significant short-term volatility arising from incremental changes to criteria values.  Where appropriate, we may extend or compress criteria look-back periods to properly reflect the level of credit risk and estimated losses within a specified subset of loans.  The outstanding principal balance of the non-impaired portion of each loan segment is multiplied by the aggregate value of each environmental loss factor, which is updated quarterly, to estimate the level of probable losses attributable to that factor.

The sum of the probable and estimable loan losses calculated through the first and second tiers of the loss measurement processes as described above, represents the total targeted balance for our allowance for loan losses at the end of a fiscal period.  As noted earlier, we establish all additional valuation allowances in the fiscal period during which additional individually identified loan impairments and additional estimated losses on loans collectively evaluated for impairment are identified.  We adjust our balance of valuation allowances through the provision for loan losses as required to ensure that the balance of the allowance for loan losses reflects all probable and estimable loans losses at the close of the fiscal period.  Notwithstanding calculation methodology and the noted distinction between valuation allowances established on loans collectively versus individually evaluated for impairment, our entire allowance for loan losses is available to cover all charge-offs that arise from the loan portfolio.

Although we believe that our allowance for loans losses is established in accordance with management’s best estimate, actual losses are dependent upon future events and, as such, further additions to the level of loan loss allowances may be necessary.

The following table sets forth information with respect to activity in the allowance for loan losses for the periods indicated.

	For the Years Ended June 30,
	2017	2016	2015	2014	2013
	(Dollars in Thousands)
Allowance balance (at beginning of period)	$24,229	$15,606	$12,387	$10,896	$10,117
Provision for loan losses	5,381	10,690	6,108	3,381	4,464
Charge offs:
One- to four-family mortgage	(76)	(1,213)	(1,985)	(1,202)	(2,272)
Home equity loans	(96)	(93)	(77)	(47)	(221)
Multi-family	-	(133)	(14)	-	-
Nonresidential	(149)	-	(636)	(44)	(1,042)
Commercial business	(221)	(1,464)	(491)	(1,170)	(182)
Construction	-	-	-	-	(9)
Other	(849)	(55)	(1)	(30)	(2)
Total charge offs:	(1,391)	(2,958)	(3,204)	(2,493)	(3,728)
Recoveries:
One- to four-family mortgage	256	88	297	67	15
Home equity loans	16	41	-	2	10
Multi-family	-	-	-	-	-
Nonresidential	-	-	-	525	-
Commercial business	727	760	18	9	18
Construction	-	-	-	-	-
Other	68	2	-	-	-
Total recoveries:	1,067	891	315	603	43
Net charge offs:	(324)	(2,067)	(2,889)	(1,890)	(3,685)
Allowance balance (at end of period)	$29,286	$24,229	$15,606	$12,387	$10,896
Total loans outstanding	$3,242,453	$2,671,381	$2,102,548	$1,742,868	$1,361,718
Average loans outstanding	$2,955,686	$2,512,231	$1,849,785	$1,548,746	$1,309,085
Allowance for loan losses as a percent of total loans outstanding	0.90%	0.91%	0.74%	0.71%	0.80%
Net loan charge-offs as a percent of average loans outstanding	0.01%	0.08%	0.16%	0.12%	0.28%
Allowance for loan losses to non-performing loans	155.18%	115.07%	68.17%	48.96%	35.24%

Allocation of Allowance for Loan Losses.  The following table sets forth the allocation of the total allowance for loan losses by loan category and segment and the percent of loans in each category’s segment to total net loans receivable at the dates indicated.  The portion of the loan loss allowance allocated to each loan segment does not represent the total available for future losses which may occur within a particular loan segment since the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio

	At June 30,
	2017		2016		2015		2014		2013
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars In Thousands)
At end of period allocated to:
Real estate mortgage:
One- to four-family	$2,384	17.50%	$2,370	22.66%	$2,210	28.17%	$2,729	33.31%	$3,660	36.77%
Multi-family	13,941	43.57	9,995	38.94	6,355	34.65	3,380	24.73	1,810	15.66
Nonresidential	9,939	33.46	7,846	30.72	4,765	27.62	4,357	31.71	3,549	33.31
Commercial business	1,709	2.30	2,784	3.30	1,860	4.73	1,284	3.86	1,218	5.19
Consumer:
Home equity loans	501	2.55	432	3.35	366	4.36	548	5.72	566	7.88
Other	777	0.51	778	0.95	16	0.20	22	0.25	12	0.32
Construction	35	0.12	24	0.08	34	0.27	67	0.42	81	0.87
Total	$29,286	100.00%	$24,229	100.00%	$15,606	100.00%	$12,387	100.00%	$10,896	100.00%

The following table sets forth the allocation of the allowance for loan losses by loan category and segment within each valuation allowance category at the dates indicated.  The valuation allowance categories presented reflect the allowance for loan loss calculation methodology in effect at the time.

	At June 30,
	2017	2016	2015	2014	2013
	(In Thousands)
Valuation allowance for loans individually evaluated for impairment
Real estate mortgage:
One- to four-family	$154	$77	$116	$528	$697
Multi-family	-	-	267	284	302
Nonresidential	39	53	262	285	212
Commercial business	6	400	370	444	757
Consumer:
Home equity loans	-	78	36	132	110
Other	-	-	-	-	-
Construction	-	-	-	-	-
Total valuation allowance	199	608	1,051	1,673	2,078
Valuation allowance for loans collectively evaluated for impairment:
Historical loss factors	2,131	3,439	1,913	2,058	2,439
Environmental loss factors:
Real estate mortgage:
One- to four-family	1,988	1,621	1,236	1,175	1,278
Multi-family	13,941	9,985	6,079	3,096	1,509
Nonresidential	9,701	7,269	4,393	3,621	2,783
Commercial business	731	810	606	374	407
Consumer:
Home equity loans	401	306	287	317	315
Other	159	167	7	8	6
Construction	35	24	34	65	81
Total environmental factors	26,956	20,182	12,642	8,656	6,379

Total allowance for loan losses	$29,286	$24,229	$15,606	$12,387	$10,896

During the year ended June 30, 2017, the balance of the allowance for loan losses increased by $5.1 million to $29.3 million or 0.90% of total loans at June 30, 2017 from $24.2 million or 0.91% of total loans at June 30, 2016.  The increase resulted from provisions of $5.4 million during the year ended June 30, 2017 that were partially offset by charge-offs, net of recoveries, totaling $324,000 during that same period.

With regard to loans individually evaluated for impairment, the balance of our allowance for loan losses attributable to such loans decreased by $409,000 to $199,000 at June 30, 2017 from $608,000 at June 30, 2016.  The balance at June 30, 2017 reflected the allowance for impairment identified on $3.1 million of impaired loans while an additional $18.9 million of impaired loans had no allowance for impairment as of that date.  By comparison, the balance at June 30, 2016 reflected the allowance for impairment identified on $3.2 million of impaired loans while an additional $21.9 million of impaired loans had no allowance for impairment as of that date.  The outstanding balances of impaired loans reflect the cumulative effects of various adjustments including, but not limited to, purchase accounting valuations and prior charge-offs, where applicable, which are considered in the evaluation of impairment.

With regard to loans evaluated collectively for impairment, the balance of our allowance for loan losses attributable to such loans increased by $5.5 million to $29.1 million at June 30, 2017 from $23.6 million at June 30, 2016.  The increase in valuation was partly attributable to a $570.9 million increase in the aggregate outstanding balance of loans collectively evaluated for impairment to $3.22 billion at June 30, 2017 from $2.65 billion at June 30, 2016 as well as the ongoing reallocation of loans within the portfolio in favor of commercial loans against which we generally assign comparatively higher historical and environmental loss factors in our allowance for loan loss calculation.  The increase in the allowance also reflected increases in certain environmental loss factors during the year ended June 30, 2017 that were partially offset by decreases in historical loss factors.

With regard to historical loss factors, our loan portfolio experienced a net annualized charge-off rate of 0.01% for the year ended June 30, 2017 representing a decrease of seven basis points from the 0.08% of charge offs reported for the year ended June 30, 2016.  The annual average net charge off rate for June 30, 2016 had previously decreased by eight basis points from 0.16% for the prior year ended June 30, 2015.  Given the effects of these annual changes, the two-year average net charge off rate for our loan portfolio decreased by seven basis points to 0.05% for the period ended June 30, 2017 from 0.12% for the period ended June 30, 2016.  The historical loss factors used in our allowance for loan loss calculation methodology were updated to reflect the effect of these changes by individual loan segment reflecting the two year look-back period used by that methodology.

The effect of the aggregate decline in the two-year average charge-off rate for fiscal 2017 on the historical loss factors was partially offset by an increase in estimated historical loss factors applicable to our wholesale C&I loan participations for which a full, two-year charge-off history is not yet available.  In such cases, we generally utilize estimated annual charge-off rates to develop the historical loss factors applicable to such loans.  As discussed in greater detail below, the Company refined its methodology for developing the estimated net charge off rates used in determining the historical loss factors applicable to its C&I loans during fiscal 2017.  In doing so, a more precise estimate of credit losses was developed for specific segments of the Company’s wholesale C&I loan participations based on the specific businesses or industry types in which the underlying borrowers conduct business.

The effects of the net decrease in historical loss factors arising from the changes noted above more than offset the effect of the increase in the overall balance of the unimpaired portion of the loan portfolio during the year ended June 30, 2017.  Consequently, the applicable portion of the allowance attributable to these factors decreased by approximately $1.3 million to $2.1 million at June 30, 2017 from $3.4 million at June 30, 2016.

The enhancements to the historical loss factors applicable to our wholesale C&I loans discussed above were undertaken in conjunction with expanding and enhancing the overall segmentation of our loan portfolio to support our larger credit risk management program which includes the allowance for loan loss calculation and loan concentration reporting regimens.  These efforts generally reflect our increased strategic focus in commercial lending and the growing diversity and complexity of the risk characteristics inherent in such loans.

In support of these objectives, certain categories traditionally used to define and evaluate our loan portfolio for allowance for loan loss calculation purposes were delineated into more granular “segments” during fiscal 2017 to better reflect their common, underlying credit risk characteristics.  For example, loans within the multi-family mortgage loan category were further segmented based on the number of dwelling units while commercial mortgage loans secured by non-residential real estate were further segmented by property type/business use (e.g. office/professional, retail, mixed use, warehouse).  Similarly, each of the categories of commercial business loans, including our traditional business and SBA loans originated through retail channels, as well as our wholesale C&I participations, were further segmented based on the specific business or industry type in which the borrower operates.

As noted above, the “re-segmentation” of the loan portfolio enabled the Company to adopt a more precise methodology to derive its historical loss factors based on actual net charge offs by detailed loan segment while supporting a better basis upon which to develop estimates for such loss factors in the absence of sufficient historical data.  However, the re-segmentation also enabled us to enhance the precision by which we estimate credit losses through the use of environmental loss factors.  Where applicable, such loss factors were re-evaluated and re-allocated during fiscal 2017 to reflect the more granular segmentation of loans in the allowance for loan losses calculation.  Where appropriate, the specific criteria and/or basis upon which we derive environmental loss factors was revised or enhanced in conjunction with the segmentation changes noted.

The implementation of the segmentation changes within the loan portfolio in the calculation of the allowance for loan loss did not result in a significant change in the required, aggregate balance of the allowance attributable to loans evaluated collectively for impairment.  However, the Company did update certain environmental loss factors during fiscal 2017 to reflect an increase in the level of estimated credit losses attributable to the increased concentration and decreased seasoning in the Company’s commercial mortgage loan sectors.  Consequently, the $6.8 million increase in the portion of the allowance for loan losses attributable to environmental loss factors to $27.0 million at June 30, 2017 from $20.2 million at June 30, 2016 was attributable to the growth in the unimpaired portion of the loan portfolio as well as the noted changes to environmental loss factors during the period.

An overview of the balances and activity within the allowance for loan loss during the prior fiscal year ended June 30, 2016 generally reflected the effects of the overall growth and reallocation of the loan portfolio arising from our increased strategic emphasis on commercial lending during that earlier year while also reflecting a consistent improvement in asset quality and reduction in specific loan-level impairment losses.

In that regard, the balance of the allowance for loan losses increased by approximately $8.6 million to $24.2 million at June 30, 2016 from $15.6 million at June 30, 2015.  The increase resulted from provisions of $10.7 million that were partially offset by net charge offs of $2.1 million during fiscal 2016.  Valuation allowances attributable to impairment identified on individually evaluated loans decreased by $443,000 to $608,000 at June 30, 2016 from $1.1 million at June 30, 2015.  For those same comparative periods, valuation allowances on loans evaluated collectively for impairment increased by approximately $9.0 million to $23.6 million from $14.6 million reflecting the overall growth in the balance of non-impaired loans in the portfolio in conjunction with changes to the historical and environmental loss factors used in the allowance for loan loss calculation during the year.

The calculation of probable losses within a loan portfolio and the resulting allowance for loan losses is subject to estimates and assumptions that are susceptible to significant revisions as more information becomes available and as events or conditions effecting individual borrowers and the marketplace as a whole change over time.  Future additions to the allowance for loan losses may be necessary if economic and market conditions deteriorate in the future from those currently prevalent in the marketplace.  In addition, the federal banking regulators, as an integral part of their examination process, periodically review our loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate.  The regulators may require the allowance for loan losses to be increased based on their review of information available at the time of the examination, which may negatively affect our earnings.  Finally, changes in accounting standards promulgated by the Financial Accounting Standards Board, such as those discussed in Note 2 to the audited consolidated financial statements regarding the use of a current expected credit loss (“CECL”) model to calculate credit losses, may require increases in the allowance for loan losses upon adoption of the applicable accounting standard.

Securities Portfolio

Our deposits and borrowings have traditionally exceeded our outstanding balance of loans receivable.  We have generally invested excess funds into investment securities with a historical emphasis on U.S. agency mortgage-backed securities and U.S. agency debentures.  Such assets were a significant component of our investment portfolio at June 30, 2017 and are expected to remain so in the future.  However, enhancements to our investment policies, strategies and infrastructure in recent years have enabled us to diversify the composition and allocation of our securities portfolio as described below.

At June 30, 2017, our securities portfolio totaled $1.11 billion and comprised 23.0% of our total assets.  By comparison, at June 30, 2016, our securities portfolio totaled $1.25 billion and comprised 27.8% of our total assets.

The year-over-year net decrease in the securities portfolio totaled approximately $143.7 million, which largely reflected security repayments and sales during the year that were partially offset by security purchases.  The decrease in the portfolio also reflected a $2.3 million increase in the fair value of the available for sale securities portfolio to an unrealized loss of $2.4 million at June 30, 2017 from an unrealized loss of $4.7 million at June 30, 2016.

The decrease in the securities portfolio from June 30, 2017 to June 30, 2016 generally reflects the stated goals and objectives of our business plan which continues to call for shifting the mix of our earning assets toward greater balances of loans and lesser balances of securities.

Our investment policy, which is approved by the Board of Directors, is designed to foster earnings and manage cash flows within prudent interest rate risk and credit risk guidelines.  Generally, our investment policy is to invest funds in various categories of securities and maturities based upon our liquidity needs, asset/liability management policies, investment quality, and marketability and performance objectives.  Our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer  and Treasurer/Chief Investment Officer are the senior management members of our Capital Markets Committee (“CMC”) that are generally designated by the Board of Directors as the officers primarily responsible for securities portfolio management and all transactions require the approval of at least two of these designated officers.  The Board of Directors is responsible for the oversight of the securities portfolio and the CMC’s activities relating thereto.

The investments authorized for purchase under the investment policy approved by our Board of Directors include U.S. government and agency mortgage-backed securities (including U.S. agency commercial MBS), U.S. government and government agency debentures, municipal obligations (consisting of bank-qualified municipal bond obligations of state and local governments), corporate bonds, asset-backed securities, collateralized loan obligations and subordinated debt.  We also hold small balances of single-issuer trust preferred securities and non-agency mortgage-backed securities that were acquired through bank acquisitions, but generally do not purchase such securities for the portfolio.  On a short-term basis, our investment policy authorizes investment in securities purchased under agreements to resell, federal funds, certificates of deposits of insured banks and savings institutions and Federal Home Loan Bank term deposits.

The carrying value of our mortgage-backed securities totaled $517.9 million at June 30, 2017 and comprised 46.8% of total investments and 10.7% of total assets as of that date.  We generally invest in mortgage-backed securities issued by U.S. government agencies or government-sponsored entities, such as the Government National Mortgage Association (“Ginnie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal National Mortgage Association (“Fannie Mae”).  Mortgage-backed securities issued or sponsored by U.S. government agencies and government-sponsored entities are guaranteed as to the payment of principal and interest to investors.  Mortgage-backed securities generally yield less than the mortgage loans underlying such securities because of the costs of servicing and of their payment guarantees or credit enhancements which minimize the level of credit risk to the security holder.  In addition to those mortgage-backed securities issued by U.S. agencies and GSEs, the Company also held a nominal balance of non-agency collateralized mortgage obligations with credit-ratings equaling or exceeding “A” by Standard & Poor’s Financial Services (“S&P”) and/or “Baa1” by Moody’s Investor Service (“Moody’s”), where rated by those agencies.

The carrying value of our U.S. agency debt securities totaled $40.3 million at June 30, 2017 and comprised 3.6% of total investments and less than one percent of total assets as of that date.  Such securities included $35.0 million of fixed-rate U.S. agency debentures as well as $5.3 million of securitized pools of loans issued and fully guaranteed by the SBA.

The carrying value of our securities representing obligations of state and political subdivisions totaled $122.5 million at June 30, 2017 and comprised 11.1% of total investments and 2.5% of total assets as of that date.  Such securities primarily included highly-rated, fixed-rate bank-qualified securities representing general obligations of municipalities located within the U.S. or the obligations of their related entities such as boards of education or school districts.  The portfolio also includes a nominal balance of non-rated municipal obligations totaling approximately $4.6 million comprising ten short-term, bond anticipation notes (“BANs”) issued by a total of four New Jersey municipalities.  Each of our municipal obligations were consistently rated by Moody’s and S&P well above the thresholds that generally support our investment grade assessment with such ratings equaling or exceeding “A” or higher by S&P and/or “Baa1” or higher by Moody’s, where rated by those agencies.  In the absence of such ratings, we rely upon our own internal analysis of the issuer’s financial condition to validate its investment grade assessment.

The carrying value of our asset-backed securities totaled $162.4 million at June 30, 2017 and comprised 14.7% of total investments and 3.4% of total assets as of that date.  This category of securities is comprised entirely of structured, floating-rate securities representing securitized federal education loans with 97% U.S. government guarantees.  The securities represent tranches of a larger investment vehicle designed to reallocate credit risk among the individual tranches comprised within that vehicle.  Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying loans.  Our securities represent the highest credit-quality tranches within the overall structures with each being rated “AA+” or higher by S&P/or “A1” or higher by Moody’s, where rated by those agencies, at June 30, 2017.

The outstanding balance of our collateralized loan obligations totaled $98.2 million at June 30, 2017 and comprised 8.9% of total investments and 2.0% of total assets as of that date.  This category of securities is comprised entirely of structured, floating-rate securities comprised of securitized commercial loans to large, U.S. corporations.  Our securities represent tranches of a larger investment vehicle designed to reallocate cash flows and credit risk among the individual tranches comprised within that vehicle.  Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying loans.  At June 30, 2017, each of our collateralized loan obligations were consistently rated by Moody’s and S&P well above the thresholds that generally support our investment grade assessment with such ratings equaling or exceeding “AA” or higher by S&P and/or “Aa2” or higher by Moody’s, where rated by those agencies.

The carrying value of our corporate bonds totaled $142.3 million at June 30, 2017 and comprised 12.9% of total investments and 3.0% of total assets as of that date.  This category of securities is comprised entirely of floating-rate corporate debt obligations issued by large financial institutions. Such issuers include domestic institutions, such as The Goldman Sachs Group, Inc., General Electric Corporation, JPMorgan Chase & Co. and Wells Fargo and Co., as well as non-domestic financial institutions such as Barclays Bank PLC and Deutsche Bank AG. The Company generally limits its investment in the unsecured corporate debt of any single issuer to $25.0 million.  At June 30, 2017, each of our corporate bonds were consistently rated by Moody’s and S&P well above the thresholds that generally support our investment grade assessment with such ratings equaling or exceeding “BBB+” or higher by S&P and/or “A3” or higher by Moody’s, where rated by those agencies.

The carrying value of our subordinated debt totaled $15.0 million at June 30, 2017 and comprised 1.4% of total investments and less than 1.0% of total assets as of that date.  This balance comprised one security purchased during fiscal 2017 that was issued by a profitable, well capitalized New Jersey-based community bank.  The subordinated notes, which were acquired through a privately negotiated transaction, have a maturity date of December 22, 2026 and bear interest at the rate of 5.75% per annum, payable quarterly, for the first five years of the term, and then at a variable rate that will reset quarterly to a level equal to the then current 3-month LIBOR plus 350 basis points over the remainder of the term. The notes are redeemable after five years subject to satisfaction of certain conditions. The indebtedness evidenced by the subordinated notes, including principal and interest, is unsecured and subordinate and junior to the issuer’s general and secured creditors and depositors.  The Company may consider additional purchases of subordinated debt issued by financial institutions in the future.

The carrying value of our trust preferred securities totaled $8.5 million at June 30, 2017 and comprised less than one percent of total investments and total assets as of that date.  The category comprises a total of five “single-issuer” (i.e. non-pooled) trust preferred securities that were originally issued by four separate financial institutions.  As a result of bank mergers involving the issuers of these securities, our five trust preferred securities currently represent the de-facto obligations of three separate financial institutions.  At June 30, 2017, two of the securities at an amortized cost of $3.0 million were consistently rated by Moody’s and S&P above the thresholds that generally support our investment grade assessment, with such ratings equaling “BBB-” by S&P and “Baa2” by Moody’s. The securities were originally issued through Chase Capital II and currently represent de-facto obligations of JP Morgan Chase & Co.  We also owned two trust preferred securities at an amortized cost of $4.9 million whose external credit ratings by both S&P and Moody’s fell below the thresholds that we normally associate with investment grade securities, with such ratings equaling “BB+” by S&P and “Ba1” by Moody’s.  The securities were originally issued through BankBoston Capital Trust IV and MBNA Capital B and currently represent de-facto obligations of Bank of America Corporation.  We hold one non-rated trust preferred security with a par value of $1.0 million representing a de-facto obligation of Mercantil Commercebank Florida Bancorp, Inc.

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

We do not currently use or maintain a trading account.  Securities not classified as “held to maturity” are classified as “available for sale”.  These securities are reported at fair value and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as adjustments to accumulated other comprehensive income, a separate component of equity.  As of June 30, 2017, our held to maturity securities portfolio had a carrying value of $493.3 million or 44.6% of our total securities with the remaining $613.8 million or 55.4% of securities classified as available for sale.

Other than mortgage-backed or debt securities issued or guaranteed by the U.S. government or its agencies, we did not hold securities of any one issuer having an aggregate book value in excess of 10% of our equity at June 30, 2017.  All of our securities carry market risk insofar as increases in market rates of interest may cause a decrease in their market value.  We have determined that none of our securities with unrealized losses at June 30, 2017 are other than temporarily impaired as of that date.

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

During the year ended June 30, 2017, proceeds from sales of securities available for sale totaled $83.0 million and resulted in gross gains of $1.3 million and gross losses of $1.7 million.  There were no sales of securities available for sale during the year ended June 30, 2016.  During the year ended June 30, 2015, proceeds from sales of securities available for sale totaled $57.2 million and resulted in gross gains of $601,000 and gross losses of $594,000.  During the year ended June 30, 2017, proceeds from sales of securities held to maturity totaled $5.3 million which resulted in gross gains of $370,000 and gross losses of $1,000. The securities sold were limited to those whose remaining outstanding balances had declined to the required thresholds, in relation to the original amount purchased or acquired, that allowed their sale from the held to maturity portfolio.  There were no sales of held to maturity securities during the years ended June 30, 2016 and 2015.

The following table sets forth the carrying value of our securities portfolio at the dates indicated. Mortgage-backed securities include mortgage pass-through securities and collateralized mortgage obligations.

	At June 30,
	2017	2016	2015	2014	2013
	(In Thousands)
Debt securities available for sale:
U.S. agency securities	$5,316	$6,440	$7,263	$4,205	$5,015
Obligations of state and political subdivisions	27,740	28,398	26,835	26,773	25,307
Asset-backed securities	162,429	82,625	88,032	87,316	24,798
Collateralized loan obligations	98,154	127,374	128,171	119,572	78,486
Corporate bonds	142,318	137,404	162,608	162,234	159,192
Trust preferred securities	8,540	7,669	7,751	7,798	7,324
Total debt securities available for sale	444,497	389,910	420,660	407,898	300,122

Mortgage-backed securities available for sale:
Government National Mortgage Association	-	1,960	2,655	3,276	6,333
Federal Home Loan Mortgage Corporation	104,728	151,296	183,528	231,910	299,833
Federal National Mortgage Association	64,535	130,247	160,271	201,827	474,486
Non-agency	-	124	165	210	-
Total mortgage-backed securities available for sale	169,263	283,627	346,619	437,223	780,652

Total securities available for sale	613,760	673,537	767,279	845,121	1,080,774

Debt securities held to maturity:
U.S. agency securities	35,000	84,992	143,334	144,349	144,747
Obligations of state and political subdivisions	94,713	82,179	76,528	72,065	65,268
Subordinated debt	15,000	-	-	-	-
Total debt securities held to maturity	144,713	167,171	219,862	216,414	210,015

Mortgage-backed securities held to maturity:
Government National Mortgage Association	4,188	10,551	10,119	9	-
Federal Home Loan Mortgage Corporation	50,811	63,783	60,026	303	120
Federal National Mortgage Association	293,587	335,748	373,292	295,292	100,889
Non-agency	22	33	42	54	105
Total mortgage-backed securities held to maturity	348,608	410,115	443,479	295,658	101,114

Total securities held to maturity	493,321	577,286	663,341	512,072	311,129

Total securities	$1,107,081	$1,250,823	$1,430,620	$1,357,193	$1,391,903

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of our securities portfolio at June 30, 2017.  This table shows contractual maturities and does not reflect re-pricing or the effect of prepayments. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.  At June 30, 2017, securities with a carrying value of $55.0 million are callable within one year.

	At June 30, 2017
	One Year or Less		One to Five Years		Five to Ten Years		More Than Ten Years		Total Securities
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Market Value
	(Dollars In Thousands)
Debt securities:
U.S. agency securities	$35,000	0.90%	$6	1.90%	$811	1.40%	$4,499	2.40%	$40,316	1.08%	$40,268
Obligations of state and political subdivisions	4,568	1.36	27,408	1.48	72,277	2.17	18,200	2.40	122,453	2.02	123,293
Subordinated debt	-	-	-	-	15,000	5.75	-	-	15,000	5.75	15,000
Asset-backed securities	-	-	-	-	-	-	162,429	2.18	162,429	2.18	162,429
Collateralized loan obligations	-	-	-	-	43,509	2.94	54,645	2.44	98,154	2.66	98,154
Corporate bonds	-	-	50,081	2.29	92,237	2.11	-	-	142,318	2.17	142,318
Trust preferred securities	-	-	-	-	5,190	1.96	3,350	3.96	8,540	2.74	8,540
Mortgage-backed securities:
Mortgage pass-through securities:
Residential pass-through securities:
Federal Home Loan Mortgage Corporation	3	3.23	7,424	2.62	60,149	1.96	62,567	2.08	130,143	2.06	129,806
Federal National Mortgage Association	11	3.06	13,330	2.45	53,765	1.54	112,114	3.11	179,220	2.59	179,051
Commercial pass-through securities:
Government National Mortgage Association	-	-	-	-	-	-	1,989	1.32	1,989	1.32	1,978
Federal National Mortgage Association	-	-	6,211	1.98	151,918	2.57	-	-	158,129	2.55	160,720
Collateralized mortgage obligations:
Government National Mortgage Association	-	-	-	-	-	-	2,199	1.70	2,199	1.70	2,153
Federal Home Loan Mortgage Corporation	-	-	-	-	15,522	1.52	9,874	2.20	25,396	1.78	25,039
Federal National Mortgage Association	-	-	-	-	195	1.82	20,578	1.99	20,773	1.99	20,783
Non-agency securities	-	-	-	-	-	-	22	3.08	22	3.08	22
Total securities	$39,582	0.95%	$104,460	2.10%	$510,573	2.33%	$452,466	2.44%	$1,107,081	2.31%	$1,109,554

Sources of Funds

General.  Retail deposits are our primary source of funds for lending and other investment purposes.  In addition, we derive funds from loan and mortgage‑backed securities principal repayments and proceeds from the maturities and calls of non-mortgage-backed securities.  Loan and securities payments are a relatively stable source of funds, while deposit inflows are significantly influenced by general interest rates and money market conditions.  Wholesale funding sources including, but not limited to, borrowings from the FHLB of New York (“FHLB”), wholesale deposits and other short term-borrowings are also used to supplement the funding for loans and investments.

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

We also utilize “non-retail” deposits as an alternative source of wholesale funding to traditional borrowings such as FHLB advances.  Such funds are generally used to manage our exposure to interest rate risk and liquidity risk in conjunction with our overall asset/liability management process.  At June 30, 2017, the balance of our interest-bearing checking accounts includes a total of $222.6 million of brokered money market deposits acquired through Promontory Interfinancial Network’s (“Promontory”) Insured Network Deposits (“IND”) program, a brokered deposit network that is sourced by Promontory from large retail and institutional brokerage firms whose individual clients seek to have a portion of their investments held in interest-bearing accounts at FDIC-insured institutions.  The terms of the program generally establish a reciprocal commitment for Promontory to deliver and Kearny Bank to accept such deposits for a period of no less than five years during which time total aggregate balances shall be maintained within a range of $200.0 million to $230.0 million.  Such deposits are generally sourced by Promontory from large retail and institutional brokerage firms whose individual clients seek to have a portion of their investments held in interest-bearing accounts at FDIC-insured institutions.

We also maintain a small portfolio of longer-term, brokered certificates of deposit whose balances and weighted average remaining term to maturity totaled approximately $21.6 million and 5.6 years, respectively, at June 30, 2017.  In combination with the Promontory IND money market deposits noted above, Kearny Bank’s brokered deposits totaled $244.2 million, or 8.3% of deposits, at June 30, 2017.

We also utilize the QwickRate deposit listing service to attract “non-brokered” wholesale time deposits targeting institutional investors with a three-to-five year investment horizon.  The balance of time deposits we acquired through the QwickRate listing totaled $101.4 million, or 3.5% of deposits, at June 30, 2017 with such funds having a weighted average remaining term to maturity of 1.5 years. We generally prohibit the withdrawal of our listing service deposits prior to maturity.

Additional sources of non-retail deposits including, but not limited to, deposits acquired through listing services and other sources of brokered deposits, may be utilized in the future as additional, alternative sources of wholesale funding.

A large percentage of our deposits are in certificates of deposit, which represented 44.1% and 44.8% of total deposits at June 30, 2017 and June 30, 2016, respectively.  Our liquidity could be reduced if a significant amount of certificates of deposit maturing within a short period were not renewed.  At June 30, 2017 and June 30, 2016, certificates of deposit maturing within one year were $610.8 million and $666.1 million, respectively.  Historically, a significant portion of the certificates of deposit remain with us after they mature and we believe that this will continue.

At June 30, 2017, $731.0 million or 56.6% of our certificates of deposit were certificates of $100,000 or more compared to $661.0 million or 54.7% at June 30, 2016.  The general level of market interest rates and money market conditions significantly influence deposit inflows and outflows.  The effects of these factors are particularly pronounced on deposit accounts with larger balances.  In particular, certificates of deposit with balances of $100,000 or greater are traditionally viewed as being a more volatile source of funding than comparatively lower balance certificates of deposit or non-maturity transaction accounts.  In order to retain certificates of deposit with balances of $100,000 or more, we may have to pay a premium rate, resulting in an increase in our cost of funds.  In a rising rate environment, we may be unwilling or unable to pay a competitive rate. To the extent that such deposits do not remain with us, they may need to be replaced with borrowings, which could increase our cost of funds and negatively impact our interest rate spread and our financial condition.

The following table sets forth the distribution of average deposits for the periods indicated and the weighted average nominal interest rates for each period on each category of deposits presented.

	For the Years Ended June 30,
	2017			2016			2015
	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate

Non-interest-bearing deposits	$249,693	8.98%	-%	$225,396	8.73%	-%	$217,856	8.52%	-%
Interest-bearing demand	769,943	27.68	0.66	723,130	28.01	0.59	796,963	31.18	0.50
Savings and clubs	519,535	18.67	0.13	516,390	20.00	0.16	515,824	20.18	0.16
Certificates of deposit	1,242,857	44.67	1.32	1,116,906	43.26	1.22	1,025,482	40.12	1.09

Total deposits	$2,782,028	100.00%	0.80%	$2,581,822	100.00%	0.73%	$2,556,125	100.00%	0.63%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At June 30,
	2017	2016	2015
	(In Thousands)
Interest Rate
0.00 - 0.99%	$327,474	$430,451	$537,343
1.00 - 1.99%	782,920	609,086	330,221
2.00 - 2.99%	174,792	161,866	116,884
3.00 - 3.99%	5,882	6,022	17,228

Total certificates of deposit	$1,291,068	$1,207,425	$1,001,676

The following table shows the amount of certificates of deposit of $100,000 or more by time remaining until maturity as of the dates indicated.

	At June 30,
	2017	2016	2015
	(In Thousands)
Maturity Period
Within three months	$102,489	$42,729	$66,271
Three through six months	60,396	93,936	67,865
Six through twelve months	163,958	194,754	80,318
Over twelve months	404,182	329,586	274,767

Total certificates of deposit	$731,025	$661,005	$489,221

The following table sets forth the amount and maturities of certificates of deposit at June 30, 2017.

	At June 30, 2017
	Within One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years to Four Years	Over Four Years to Five Years	Over Five Years	Total
	(In Thousands)
Interest Rate
0.00 - 0.99%	$274,387	$51,786	$1,249	$52	$-	$-	$327,474
1.00 - 1.99%	334,165	289,168	90,609	16,492	51,902	584	782,920
2.00 - 2.99%	2,211	13,789	45,382	83,430	29,980	-	174,792
3.00 - 3.99%	-	-	-	-	-	5,882	5,882

Total certificates of deposit	$610,763	$354,743	$137,240	$99,974	$81,882	$6,466	$1,291,068

Borrowings.  The sources of wholesale funding we utilize include borrowings in the form of advances from the FHLB as well as other forms of borrowings.  We generally use wholesale funding to manage our exposure to interest rate risk and liquidity risk in conjunction with our overall asset/liability management process.  Toward that end, FHLB advances are primarily utilized to extend the duration of funding to partially offset the interest rate risk presented by our investment in longer-term fixed-rate loans and mortgage-backed securities.  Extending the duration of funding may be achieved by simply utilizing fixed-rate borrowings with longer terms to maturity.  Alternately, we may utilize derivatives such as interest rate swaps and caps in conjunction with either short-term fixed-rate or floating-rate borrowings to effectively extend the duration of those funding sources.

Advances from the FHLB are typically secured by our FHLB capital stock and certain investment securities as well as residential and multi-family mortgage loans that we choose to utilize as collateral for such borrowings.  Additional information regarding our FHLB advances is included under Note 13 to the audited consolidated financial statements.

Short‑term FHLB advances generally have original maturities of less than one year and may also include overnight borrowings which Kearny Bank may utilize to address short term funding needs, where applicable.  At June 30, 2017, we had a total of $625 million of short-term FHLB advances at a weighted average interest rate of 1.29%.  Such advances represented 90-day FHLB term advances that are generally forecasted to be periodically redrawn at maturity for the same term as the original advance.  Based on this presumption, we utilized interest rate swaps to effectively extend the duration of each of these advances at the time they were drawn to effectively fix their cost for periods of approximately four to five years.  Our balance of short-term FHLB advances at June 30, 2017 included no overnight borrowings drawn for daily liquidity management purposes.

Long-term advances generally include term advances with original maturities of greater than one year.  At June 30, 2017, our outstanding balance of long-term FHLB advances totaled $150.7 million at a weighted average interest rate of 2.98%.  Such advances included $145.0 million of callable advances at a weighted average interest rate of 3.04%, a $5.2 million non-callable, term advance at an interest rate of 1.18% and an amortizing advance of $469,000 at an interest rate of 4.94%.

Our FHLB advances mature as follows:

	At June 30,
	2017	2016	2015
	(In Thousands)
Maturing in Years Ending June 30,
2016	$-	$-	$382,500
2017	-	428,000	3,000
2018	630,225	5,225	5,225
2021	469	572	671
2023	145,000	145,000	145,000
Total advances	775,694	578,797	536,396
Fair value adjustments	2	(9)	9
Total advances, net of fair value adjustments	$775,696	$578,788	$536,405

Based upon the market value of investment securities and mortgage loans that are posted as collateral for FHLB advances at June 30, 2017, we are eligible to borrow up to an additional $882.1 million of advances from the FHLB as of that date.  We are further authorized to post additional collateral in the form of other unencumbered investments securities and eligible mortgage loans that may expand our borrowing capacity with the FHLB up to 30% of our total assets.  Additional borrowing capacity up to 50% of our total assets may be authorized with the approval of the FHLB’s Board of Directors or Executive Committee.

The balance of borrowings at June 30, 2017 also included overnight borrowings in the form of depositor sweep accounts totaling $30.5 million.  Depositor sweep accounts are short-term borrowings representing funds that are withdrawn from a customer’s non-interest bearing deposit account and invested in an uninsured overnight investment account that is collateralized by specified investment securities owned by Kearny Bank.

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

At June 30, 2017, our derivative instruments are comprised entirely of interest rate swaps and caps with total notional amounts of $740.0 million, $ 375.0 million and $150.0 million, respectively, with Wells Fargo Bank, N.A., Bank of Montreal and PNC Bank, serving as the counterparties to the transactions.  These instruments are intended to manage the interest rate exposure relating to certain wholesale funding positions that were outstanding at June 30, 2017.

Additional information regarding our use of interest rate derivatives and our hedging activities is presented in Note 1 and Note 14 to the audited consolidated financial statements.

Subsidiary Activity

At June 30, 2017, Kearny Bank was the only wholly-owned operating subsidiary of Kearny Financial Corp.  As of that date, Kearny Bank had two wholly owned subsidiaries: KFS Financial Services, Inc. and CJB Investment Corp.

KFS Financial Services, Inc. is a service corporation subsidiary originally organized for selling insurance products to Kearny Bank customers and the general public through a third party networking arrangement.  KFS Financial Services, Inc. has one wholly-owned subsidiary named, KFS Insurance Services, Inc., that was created for the primary purpose of acquiring insurance agencies. Both KFS Financial Services Inc. and KFS Insurance Services, Inc. were considered inactive during the year ended June 30, 2017.

CJB Investment Corp. is a New Jersey Investment Company and remained active through the three-year period ended June 30, 2017.

Personnel

As of June 30, 2017, we had 430 full‑time employees and 36 part‑time employees equating to a total of 448 full time equivalent (“FTE”) employees. By comparison, at June 30, 2016, we had 416 full-time employees and 43 part-time employees equating to a total of 438 FTEs.

REGULATION

General

Kearny Bank and Kearny Financial operate in a highly regulated industry.  This regulation establishes a comprehensive framework of activities in which a savings and loan holding company and New Jersey savings bank may engage and is intended primarily for the protection of the deposit insurance fund and depositors.  Set forth below is a brief description of certain laws that relate to the regulation of Kearny Bank and Kearny Financial.  The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

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

Regulation of Kearny Bank

Kearny Bank was formerly a federal savings bank.  On June 29, 2017, it converted its charter to that of a nonmember New Jersey savings bank regulated by the NJDBI and the FDIC.

General.  As a nonmember New Jersey savings bank with deposits insured by the FDIC, Kearny Bank is subject to extensive regulation.  The regulatory structure gives the agencies authority’s extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classification of assets and the level of the allowance for loan losses.  The activities of New Jersey savings banks are subject to extensive regulation including restrictions or requirements with respect to loans to one borrower, dividends, permissible investments and lending activities, liquidity, transactions with affiliates and community reinvestment.  New Jersey savings banks are also subject to reserve requirements imposed by the Federal Reserve Board.  Both state and federal law regulate a savings bank’s relationship with its depositors and borrowers, especially in such matters as the ownership of savings accounts and the form and content of Kearny Bank’s mortgage documents.

Kearny Bank must file reports with the NJDBI and FDIC concerning its activities and financial condition and obtain regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions.  The NJDBI and FDIC regularly examine Kearny Bank and prepare reports to Kearny Bank’s Board of Directors on deficiencies, if any, found in its operations. The agencies have substantial discretion to take enforcement action with respect to an institution that fails to comply with applicable regulatory requirements or engages in violations of law or unsafe and unsound practices.  Such actions can include, among others, the issuance of a cease and desist order, assessment of civil money penalties, removal of officers and directors and the appointment of a receiver or conservator.

Activities and Powers.  Kearny Bank derives its lending, investment and other powers primarily from the applicable provisions of the New Jersey Banking Act and the related regulations.  Under these laws and regulations, New Jersey savings banks, including Kearny Bank, generally may invest in real estate mortgages; consumer and commercial loans; specific types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies; certain types of corporate equity securities and certain other assets.

A savings bank may also invest pursuant to a “leeway” power that permits investments not otherwise permitted by the New Jersey Banking Act. “Leeway” investments must comply with a number of limitations on the individual and aggregate amounts of “leeway” investments. New Jersey savings banks may also exercise those powers, rights, benefits or privileges authorized for national banks, federal savings banks or federal savings associations, or their subsidiaries.  New Jersey savings banks may exercise powers, rights, benefits and privileges of out-of-state banks, savings banks and savings associations, or their subsidiaries, provided that prior approval by the NJDBI is required before exercising any such power, right, benefit or privilege. The exercise of these lending, investment and activity powers is further limited by federal law and the related regulations.  See “—Activity Restrictions on State-Chartered Banks” below.

Activity Restrictions on State-Chartered Banks. Federal law and FDIC regulations generally limit the activities as principal and equity investments of state-chartered FDIC insured banks and their subsidiaries to those permissible for national banks and their subsidiaries, unless such activities and investments are specifically exempted by law or approved by the FDIC.

Before engaging as principal in a new activity that is not permissible for a national bank or otherwise permissible under federal law or FDIC regulations, an insured bank must seek approval from the FDIC, subject to certain specified exceptions.  The FDIC will not approve the activity unless the bank meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the FDIC’s Deposit Insurance Fund. Certain activities of subsidiaries that are engaged in activities permitted for national banks only through a “financial subsidiary” are subject to additional restrictions. Equity investments by state banks are generally limited to those permissible for national banks subject to certain exceptions.

Federal Deposit Insurance.  Kearny Bank’s deposits are insured to applicable limits by the FDIC.  Effective in 2010, the maximum deposit insurance amount was permanently increased from $100,000 to $250,000.

The FDIC assesses insured depository institutions to maintain the Deposit Insurance Fund.  Under the FDIC’s risk-based assessment system, institutions deemed less risky pay lower assessments.  Assessments for institutions of less than $10 billion of assets, such as Kearny Bank, are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure of an institution’s failure within three years.  That system, effective July 1, 2016, replaced the previous system under which institutions were placed into risk categories.

Federal legislation required the FDIC to revise its procedures to base assessments upon each insured institution’s total assets less tangible equity instead of deposits.  The FDIC finalized a rule, effective April 1, 2011, that set the assessment range at 2.5 to 45 basis points of total assets less tangible equity.  In conjunction with the Deposit Insurance Fund’s reserve ratio achieving 1.15%, the assessment range was reduced for insured institutions of less than $10 billion of total assets to 1.5 basis points to 30 basis points, effective July 1, 2016.

Federal legislation increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits.  The FDIC must seek to achieve the 1.35% ratio by September 30, 2020.  The law requires insured institutions with assets of $10 billion or more to fund the increase from 1.15% to 1.35% and, effective July 1, 2016, such institutions are subject to a surcharge to achieve that goal.  The legislation eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC, and the FDIC has exercised that discretion by establishing a long-range fund ratio of 2.0%.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended June 30, 2017, the annualized FICO assessment was equal to 0.54 basis point of total assets less tangible capital.

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

Regulatory Capital Requirements.  FDIC regulations require nonmember banks to meet several minimum capital standards:  a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8%, and a 4% Tier 1 capital to total assets leverage ratio.  The present capital requirements were effective January 1, 2015 and represent increased standards over the previous requirements.  The current requirements implement recommendations of the Basel Committee on Banking Supervision and certain requirements of federal law.

The capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively, and a leverage ratio of at least 4% Tier 1 capital.  Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings.  Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital.  Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries.  Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital.  Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt.  Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset.  Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one- to four-family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to equity interests depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements.  The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.  The capital conservation buffer effective for calendar 2017 is 1.25%.

In assessing an institution’s capital adequacy, the FDIC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

Prompt Corrective Regulatory Action.  Federal law requires that federal bank regulatory authorities take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

The FDIC has adopted regulations to implement the prompt corrective action legislation. The regulations were amended to incorporate the previously mentioned increased regulatory capital standards that were effective January 1, 2015.  An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

“Undercapitalized” banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank’s compliance with such a plan must be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional measures, including, but not limited to, a required sale of sufficient voting stock to become adequately capitalized, a requirement to reduce total assets, cessation of taking deposits from correspondent banks, the dismissal of directors or officers and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.  These actions are in addition to other discretionary supervisory or enforcement actions that the FDIC may take.

Dividend Limitations.  Federal regulations impose various restrictions or requirements on Kearny Bank to pay dividends to Kearny Financial.  An institution that is a subsidiary of a savings and loan holding company, such as Kearny Bank, must file notice with the Federal Reserve Board at least thirty days before paying a dividend.  The Federal Reserve Board may disapprove a notice if: (i) the savings institution would be undercapitalized following the capital distribution; (ii) the proposed capital distribution raises safety and soundness concerns; or (iii) the capital distribution would violate a prohibition contained in any statute, regulation, enforcement action or agreement or condition imposed in connection with an application.

New Jersey law specifies that no dividend may be paid if the dividend would impair the capital stock of the savings bank.  In addition, no dividend may be paid unless the savings bank would, after payment of the dividend, have a surplus of at least 50% of its capital stock (or if the payment of dividend would not reduce surplus).

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

•	not to exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Kearny Bank’s capital.

In addition, extensions of credit in excess of certain limits must be approved by Kearny Bank’s Board of Directors.  Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Community Reinvestment Act.  Under the CRA, every insured depository institution, including Kearny Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community.  The CRA requires the FDIC to assess the depository institution’s record of meeting the credit needs of its community and to consider such record in its evaluation of certain applications by such institution, such as a merger or the establishment of a branch office by Kearny Bank.  The FDIC may use an unsatisfactory CRA examination rating as the basis for the denial of an application.  Kearny Bank received a “satisfactory” CRA rating from its then primary federal regulator, the Office of the Comptroller of the Currency in its most recent CRA examination.

Federal Home Loan Bank System.  Kearny Bank is a member of the FHLB of New York, which is one of eleven regional Federal Home Loan Banks.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from funds deposited by financial institutions and proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans to members pursuant to policies and procedures established by the Board of Directors of the FHLB.

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

Regulation of Kearny Financial

General.  Kearny Financial is a savings and loan holding company within the meaning of federal law.  Kearny Financial maintained its savings and loan holding company status (rather than becoming a bank holding company), notwithstanding the conversion of Kearny Bank to a New Jersey savings bank charter, by exercising an election available to it under federal law.  Kearny Bank is required to file reports with, and is subject to regulation and examination by, the Federal Reserve Board.  Kearny Financial must also obtain regulatory approval from the Federal Reserve Board before engaging in certain transactions, such as mergers with or acquisitions of other financial institutions.  In addition, the Federal Reserve Board has enforcement authority over Kearny Financial and any non-depository subsidiaries.  This permits the Federal Reserve Board to restrict or prohibit activities that are determined to pose a serious risk to Kearny Bank.  This regulation is intended primarily for the protection of the depositors and not for the benefit of stockholders of Kearny Financial.

The Federal Reserve Board has indicated that, to the greatest extent possible taking into account any unique characteristics of savings and loan holding companies and the requirements of federal law, its approach is to apply to savings and loan holding companies its supervisory approach to the supervision of bank holding companies.  The stated objective of the Federal Reserve Board is to ensure the savings and loan holding company and its non-depository subsidiaries are effectively supervised, can serve as a source of strength for, and do not threaten the safety and soundness of, the subsidiary depository institutions.

Nonbanking Activities.  As a savings and loan holding company, Kearny Financial Bancorp is permitted to engage in those activities permissible for financial holding companies (if certain criteria are met and an election is submitted) and for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance, as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act and certain additional activities authorized by federal regulations, subject to the approval of the Federal Reserve Board.

Mergers and Acquisitions.  Kearny Financial must obtain approval from the Federal Reserve Board before acquiring, directly or indirectly, more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation, or purchase of its assets.  Federal law also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by federal law or acquiring or retaining control of a depository institution that is not insured by the FDIC.  In evaluating an application for Kearny Financial to acquire control of a savings institution, the Federal Reserve Board considers factors such as the financial and managerial resources and future prospects of Kearny Financial and the target institution, the effect of the acquisition on the risk to the deposit insurance fund, the convenience and the needs of the community and competitive factors.

Consolidated Capital Requirements.  Savings and loan holding companies have historically not been subjected to consolidated regulatory capital requirements.  Federal legislation, however, required the Federal Reserve Board to promulgate consolidated capital requirements for bank and savings and loan holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to their subsidiary depository institutions.  Instruments such as cumulative preferred stock and trust-preferred securities, which were previously includable as Tier 1 capital (within limit) by bank holding companies are no longer includable as Tier 1 capital, subject to certain grandfathering.  The previously discussed final rule regarding regulatory capital requirements implemented the legislative directives as to holding company capital requirements.  Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions applied to savings and loan holding companies as of January 1, 2015.  As is the case with institutions themselves, the capital conservation buffer is being phased in between 2016 and 2019.

Source of Strength Doctrine; Dividends.  Federal law extended the “source of strength” doctrine, which has long applied to bank holding companies, to savings and loan holding companies. The Federal Reserve Board has promulgated regulations implementing the “source of strength” policy, which requires holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial distress. Further, the Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies that it has also applied to savings and loan holding companies.  In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.  Regulatory guidance provides for prior consultation with Federal Reserve supervisory staff as to dividends in certain circumstances such as where net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the overall rate of earnings retention is inconsistent with capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary depository institution becomes undercapitalized. In addition, a subsidiary institution of a savings and loan holding company must file prior notice with the Federal Reserve Board, and receive its non-objection, before paying dividends to the parent savings and loan holding company.  Federal Reserve Board guidance also provides for regulatory review of certain stock redemption and repurchase proposals by holding companies.  These regulatory policies could affect the ability of Kearny Financial to pay dividends, engage in stock redemptions or repurchases or otherwise engage in capital distributions.

Qualified Thrift Lender Test.  In order for Kearny Financial to be regulated by the Federal Reserve Board as a savings and loan holding company (rather than as a bank holding company), Kearny Bank must remain a “qualified thrift lender” under applicable law or satisfy the “domestic building and loan association” test under the Internal Revenue Code.  Under the qualified thrift lender test, an institution is required to maintain at least 65% of its “portfolio assets” (total assets less:  (i) specified liquid assets up to 20% of total assets; (ii) intangible assets, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine months out of each 12 month period.

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

In response to improving economic conditions, the Federal Reserve Board’s Open Market Committee has slowly increased its federal funds rate target from a range of 0.00% - 0.25% that was in effect for several years to the current target range of 1.00% - 1.25% that was in effect at June 30, 2017.  Given our liability sensitivity, our net interest rate spread and net interest margin are at risk of being reduced due to potential increases in our cost of funds that may outpace any increases in our yield on interest-earning assets.

Interest rates also affect how much money we lend. For example, when interest rates rise, the cost of borrowing increases and loan originations tend to decrease. In addition, changes in interest rates can affect the average life of loans and securities. For example, a reduction in interest rates generally results in increased prepayments of loans and mortgage-backed securities, as borrowers refinance their debt in order to reduce their borrowing cost. This causes reinvestment risk, because we generally are not able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities in a declining rate environment.

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

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the required amount of the allowance for loan losses, we evaluate certain loans individually and establish loan loss allowances for specifically identified impairments. For all non-impaired loans, including those not individually reviewed, we estimate losses and establish loan loss allowances based upon historical and environmental loss factors. If the assumptions used in our calculation methodology are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in further additions to our allowance. Our allowance for loan losses was 0.90% of total loans at June 30, 2017 and significant additions to our allowance could materially decrease our net income.

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

The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for the Company for our first fiscal year after December 15, 2019.  This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses.  This will change the current method of providing allowances for loan losses that are probable, which would likely require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses.  Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

A significant portion of our assets consists of investment securities, which generally have lower yields than loans, and we classify a significant portion of our investment securities as available for sale, which creates potential volatility in our equity and may have an adverse impact on our net income.

As of June 30, 2017, our securities portfolio, which includes both mortgage-backed and non-mortgage-backed debt securities, totaled $1.11 billion, or 23.0% of our total assets.  Investment securities typically have lower yields than loans. For the year ended June 30, 2017, the weighted average yield of our investment securities portfolio was 2.19%, as compared to 3.76% for our loan portfolio. Accordingly, our net interest margin is lower than it would have been if a higher proportion of our interest-earning assets consisted of loans. Additionally, at June 30, 2017, $613.8 million, or 55.4% of our investment securities, are classified as available for sale and reported at fair value with unrealized gains or losses excluded from earnings and reported in other comprehensive income, which affects our reported equity. Accordingly, given the significant size of the investment securities portfolio classified as available for sale and due to possible mark-to-market adjustments of that portion of the portfolio resulting from market conditions, we may experience greater volatility in the value of reported equity. Moreover, given that we actively manage our investment securities portfolio classified as available for sale, we may sell securities which could result in a realized loss, thereby reducing our net income.

Our increased commercial lending exposes us to additional risk.

Our commercial loans increased to 79.3% of total loans at June 30, 2017 from 54.2% of total loans at June 30, 2013. Our commercial lending operations include commercial mortgage loans, comprising multi-family loans and non-residential mortgage loans, as well as commercial business loans. We intend to continue increasing commercial lending as part of our planned transition from a traditional thrift to a full-service community bank. We have also increased our commercial lending staff and are seeking additional commercial lenders to help grow the commercial loan portfolio. Our increased commercial lending, however, exposes us to greater risks than one- to four-family residential lending. Unlike single-family, owner-occupied residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and are secured by real property whose value tends to be more easily ascertainable and realizable, the repayment of commercial loans typically is dependent on the successful operation and income stream of the borrower, which can be significantly affected by economic conditions, and are secured, if at all, by collateral that is more difficult to value or sell or by collateral which may depreciate in value. In addition, commercial loans generally carry larger balances to single borrowers or related groups of borrowers than one- to four-family mortgage loans, which increases the financial impact of a borrower’s default.

Our loan portfolio contains a significant portion of loans that are unseasoned. It is difficult to evaluate the future performance of unseasoned loans.

Our loan portfolio has grown to $3.25 billion at June 30, 2017, from $1.36 billion at June 30, 2013. This increase is largely attributable to increases in commercial loans resulting from internal loan originations, as well as purchases and participations in loans originated by other financial institutions. It is difficult to assess the future performance of these loans recently added to our portfolio because our relatively limited experience with such loans does not provide us with a significant payment history from which to evaluate future collectability. These loans may experience higher delinquency or charge-off levels than our historical loan portfolio experience, which could adversely affect our future performance.

Because we intend to continue to increase our commercial business loan originations, our credit risk will increase.

Kearny Bank historically has not had a significant portfolio of commercial business loans. We intend to increase our originations of commercial business loans, including C&I and SBA loans, which generally have more risk than both one- to four-family residential and commercial mortgage loans. Since repayment of commercial business loans may depend on the successful operation of the borrower’s business, repayment of such loans can be affected by adverse conditions in the real estate market or the local economy. Because we plan to continue to increase our originations of these loans, it may be necessary to increase the level of our allowance for loan losses because of the increased risk characteristics associated with these types of loans. Any such increase to our allowance for loan losses would adversely affect our earnings.

Income from secondary mortgage market operations is volatile, and we may incur losses with respect to our secondary mortgage market operations that could negatively affect our earnings.

A component of our business strategy is to sell a significant portion of residential mortgage loans originated into the secondary market, earning non-interest income in the form of gains on sale. For the year ended June 30, 2017, sale gains attributable to the sale of residential mortgage loans totaled $713,000 or approximately 6.3% of our non-interest income.  When interest rates rise, the demand for mortgage loans tends to fall and may reduce the number of loans we can originate for sale. Weak or deteriorating economic conditions also tend to reduce loan demand. If the residential mortgage loan demand decreases or we are unable to sell such loans for an adequate profit, then our non-interest income will likely decline which would adversely affect our earnings.

Our reliance on wholesale deposits could adversely affect our liquidity and operating results.

Among other sources of funds, we rely on wholesale deposits, including “brokered” deposits and “non-brokered” deposits acquired through listing services, to provide funds with which to make loans and provide for other liquidity needs. On June 30, 2017, brokered deposits totaled $244.2 million, or approximately 8.3% of total deposits. Our primary source for brokered money market deposits is the Promontory IND program, a brokered deposit network that is sourced by Promontory from large retail and institutional brokerage firms whose individual clients seek to have a portion of their investments held in interest-bearing accounts at FDIC-insured institutions. Our Promontory IND deposits totaled $222.6 million at June 30, 2017. These funds were augmented by a small portfolio of longer-term, brokered certificates of deposit whose total balances were $21.6 million at June 30, 2017.  As of that same date, the outstanding balance of certificates of deposit acquired through listing services totaled $101.4 million or 3.3% of total deposits.

Generally wholesale deposits may not be as stable deposits acquired through traditional retail channels.  In the future, those depositors may not replace their deposits with us as they mature, or we may have to pay a higher rate of interest to keep those deposits or to replace them with other deposits or other sources of funds. Not being able to maintain or replace those deposits as they mature would adversely affect our liquidity. Paying higher deposit rates to maintain or replace brokered deposits would adversely affect our net interest margin and operating results.

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

At June 30, 2017, we had investment securities with fair values of approximately $1.11 billion on which we had approximately $6.5 million in gross unrealized losses. All unrealized losses on investment securities at June 30, 2017 represented temporary impairments of value. However, if changes in the expected cash flows of these securities and/or prolonged price declines result in our concluding in future periods that the impairment of these securities is other than temporary, we will be required to record an impairment charge against income equal to the credit-related impairment.

Our investments in corporate and municipal debt securities, trust preferred and subordinated debt securities and collateralized loan obligations expose us to additional credit risks.

The composition and allocation of our investment portfolio has historically emphasized U.S. agency mortgage-backed securities and U.S. agency debentures. While such assets remain a significant component of our investment portfolio at June 30, 2017, prior enhancements to our investment policies, strategies and infrastructure have enabled us to diversify the composition and allocation of our securities portfolio. Such diversification has included investing in corporate debt and bank-qualified municipal obligations, trust preferred and subordinated debt securities issued by financial institutions and collateralized loan obligations. With the exception of collateralized loan obligations, these securities are generally backed only by the credit of their issuers while investments in collateralized loan obligations generally rely on the structural characteristics of an individual tranche within a larger investment vehicle to protect the investor from credit losses arising from borrowers defaulting on the underlying securitized loans.

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

At June 30, 2017, we had approximately $108.9 million in intangible assets on our balance sheet comprising $108.6 million of goodwill and $292,000 of core deposit intangibles. We are required to periodically test our goodwill and identifiable intangible assets for impairment. The impairment testing process considers a variety of factors, including the current market price of our common stock, the estimated net present value of our assets and liabilities, and information concerning the terminal valuation of similarly situated insured depository institutions. If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our common stock or our regulatory capital levels, but recognition of such an impairment loss could significantly restrict Kearny Bank’s ability to make dividend payments to Kearny Financial and therefore adversely impact the Company’s ability to pay dividends to stockholders.

Financial reform legislation could substantially increase our compliance burden and costs and necessitate changes in the conduct of our business.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act is having a broad impact on the financial services industry, including significant regulatory and compliance changes. Many of the requirements called for in the Dodd-Frank Act are being implemented over time. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear and may not be known for many years. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business.

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

The federal banking agencies have recently adopted proposals that have substantially amended the regulatory risk-based capital rules applicable to Kearny Bank and Kearny Financial Corp. The amendments implemented the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The new rules apply regulatory capital requirements to both the Bank and the consolidated Company.  The amended rules included new minimum risk-based capital and leverage ratios, which became effective in January 2015, with certain requirements to be phased in beginning in 2016, and refined the definition of what constitutes “capital” for purposes of calculating those ratios.

The new minimum capital level requirements applicable to Kearny Bank and Kearny Financial include: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The amended rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement began to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

The Basel III changes and other regulatory capital requirements resulted in generally higher regulatory capital standards. The application of more stringent capital requirements to the Bank and the consolidated Company could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could further limit our ability to make distributions, including paying out dividends or buying back shares.

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

Risks associated with system failures, service interruptions or other performance exceptions could negatively affect our earnings.

Information technology systems are critical to our business. We use various technology systems to manage our customer relationships, general ledger, securities investments, deposits, and loans. We have established policies and procedures to prevent or limit the effect of system failures, service interruptions or other performance exceptions, but such events may still occur or may not be adequately addressed if they do occur. In addition, performance failures or other exceptions of our customer-facing technologies could deter customers from using our products and services.

In addition, we outsource a majority of our data processing to certain third-party service providers. If these service providers encounter difficulties, or if we have difficulty communicating with them, our ability to timely and accurately process and account for transactions could be adversely affected.

The occurrence of any system failures, service interruptions or other performance exceptions could damage our reputation and result in a loss of customers and business thereby subjecting us to additional regulatory scrutiny, or could expose us to litigation and possible financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations.

Risks associated with cyber-security could negatively affect our earnings.

The financial services industry has experienced an increase in both the number and severity of reported cyber-attacks aimed at gaining unauthorized access to bank systems as a way to misappropriate assets and sensitive information, corrupt and destroy data, or cause operational disruptions

We have established policies and procedures to prevent or limit the impact of security breaches, but such events may still occur or may not be adequately addressed if they do occur. Although we rely on security safeguards to secure our data, these safeguards may not fully protect our systems from compromises or breaches.

We also rely on the integrity and security of a variety of third party processors, payment, clearing and settlement systems, as well as the various participants involved in these systems, many of which have no direct relationship with us. Failure by these participants or their systems to protect our customers' transaction data may put us at risk for possible losses due to fraud or operational disruption.

Our customers are also the target of cyber-attacks and identity theft. Large scale identity theft could result in customers' accounts being compromised and fraudulent activities being performed in their name. We have implemented certain safeguards against these types of activities but they may not fully protect us from fraudulent financial losses.

The occurrence of a breach of security involving our customers' information, regardless of its origin, could damage our reputation and result in a loss of customers and business and subject us to additional regulatory scrutiny, and could expose us to litigation and possible financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company and the Bank conduct business from their administrative headquarters at 120 Passaic Avenue in Fairfield, New Jersey and 42 branch offices located in Bergen, Essex, Hudson, Middlesex, Monmouth, Morris, Ocean, Passaic and Union counties, New Jersey and Kings and Richmond counties, New York.  Eighteen of our offices are leased with remaining terms between one and twelve years.  At June 30, 2017, our net investment in property and equipment totaled $39.6 million.  The following table sets forth certain information relating to our properties as of June 30, 2017.  The net book values reported include our investment in land, building and/or leasehold improvements by property location.

Office Location	Year Opened	Net Book Value at June 30, 2017 (In Thousands)	Square Footage	Owned/ Leased

Executive Office:
120 Passaic Avenue
Fairfield, New Jersey	2004	$9,698	53,000	Owned

Administrative Offices & Branch:
1903 Highway 35
Oakhurst, New Jersey	2008	318	15,200	Leased

Main Branch Office:
614 Kearny Avenue
Kearny, New Jersey	1928	764	6,764	Owned

Branches:
301 Main Street
Allenhurst, New Jersey	2011	323	3,600	Leased

611 Main Street
Belmar, New Jersey	2002	3	3,200	Leased

425 Route 9 & Ocean Gate Drive
Bayville, New Jersey	1973	106	3,500	Leased

501 Main Street
Bradley Beach, New Jersey	2001	684	3,100	Owned

689 Fifth Avenue
Brooklyn, New York 11215	1923	764	4,900	Owned

417 Bloomfield Avenue
Caldwell, New Jersey	1968	292	4,400	Owned

20 Willow Street
East Rutherford, New Jersey	1969	24	3,100	Owned

534 Harrison Avenue
Harrison, New Jersey	1995	569	3,000	Owned

1353 Ringwood Avenue
Haskell, New Jersey	1996	-	2,500	Leased

718B Buckingham Drive
Lakewood, New Jersey	2008	4	2,800	Leased

630 North Main Street
Lanoka Harbor, New Jersey	2005	1,800	3,200	Owned

Office Location	Year Opened	Net Book Value at June 30, 2017 (In Thousands)	Square Footage	Owned/ Leased
700 Branch Avenue
Little Silver, New Jersey	2001	36	2,500	Leased

444 Ocean Boulevard North
Long Branch, New Jersey	2004	-	1,500	Leased

627 Second Avenue
Long Branch, New Jersey	1998	547	3,200	Owned

307 Stuyvesant Avenue
Lyndhurst, New Jersey	1970	1,649	3,300	Owned

155 Main Street
Manasquan, New Jersey	1998	-	3,000	Leased

270 Ryders Lane
Milltown, New Jersey	1989	8	3,600	Leased

339 Main Road
Montville, New Jersey	1996	3	1,850	Leased

300 West Sylvania Avenue
Neptune City, New Jersey	2000	95	3,000	Leased

119 Paris Avenue
Northvale, New Jersey	1965	239	1,750	Owned

80 Ridge Road
North Arlington, New Jersey	1952	93	3,500	Owned

61 Main Avenue
Ocean Grove, New Jersey	2002	8	2,800	Leased

510 State Highway 34
Old Bridge Township, New Jersey	2002	795	2,400	Owned

207 Old Tappan Road
Old Tappan, New Jersey	1973	339	2,200	Owned

267 Changebridge Road
Pine Brook, New Jersey	1974	342	3,600	Owned

2201 Bridge Avenue
Point Pleasant, New Jersey	2001	32	3,500	Leased

917 Route 23 South
Pompton Plains, New Jersey	2009	969	2,400	Leased

653 Westwood Avenue
River Vale, New Jersey	1965	527	1,600	Owned

252 Park Avenue
Rutherford, New Jersey	1974	1,328	1,984	Owned

520 Main Street
Spotswood, New Jersey	1979	124	2,400	Owned

Office Location	Year Opened	Net Book Value at June 30, 2017 (In Thousands)	Square Footage	Owned/ Leased
700 Allaire Road
Spring Lake Heights, New Jersey	1999	6	2,500	Leased

130 Mountain Avenue
Springfield, New Jersey	1991	855	6,500	Owned

339 Sand Lane
Staten Island, New York 10305	2009	50	1,985	Leased

827 Fischer Boulevard
Toms River, New Jersey	1996	506	3,500	Owned

2100 Hooper Avenue
Toms River, New Jersey	2008	10	2,000	Leased

2200 Highway 35
Wall Township, New Jersey	1997	830	5,000	Owned

487 Pleasant Valley Way
West Orange, New Jersey	1971	126	3,000	Owned

216 Main Street
West Orange, New Jersey	1975	256	2,400	Owned

250 Valley Boulevard
Wood-Ridge, New Jersey	1957	1,419	9,500	Owned

661 Wyckoff Avenue
Wyckoff, New Jersey	2002	2,176	6,300	Owned

Item 3. Legal Proceedings

We are, from time to time, party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business.  At June 30, 2017, there were no lawsuits pending or known to be contemplated against us that would be expected to have a material effect on operations or income.

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

	High	Low	Dividends Paid
Fiscal Year 2017
Quarter ended June 30, 2017	$15.63	$13.75	$0.03
Quarter ended March 31, 2017	$15.85	$14.25	$0.03
Quarter ended December 31, 2016	$16.10	$13.45	$0.02
Quarter ended September 30, 2016	$14.09	$12.40	$0.02

Fiscal Year 2016
Quarter ended June 30, 2016	$13.42	$12.14	$0.02
Quarter ended March 31, 2016	$12.67	$11.31	$0.02
Quarter ended December 31, 2015	$13.00	$11.23	$0.02
Quarter ended September 30, 2015	$11.90	$11.01	$0.02

Declarations of dividends by the Board of Directors depend on a number of factors, including investment opportunities, growth objectives, financial condition, profitability, tax considerations, minimum capital requirements, regulatory limitations, stock market characteristics and general economic conditions. The timing, frequency and amount of dividends are determined by the Board of Directors.

The Company’s ability to pay dividends may also depend on the receipt of dividends from the Bank, which is subject to a variety of limitations under federal banking regulations regarding the payment of dividends.  For discussion of corporate and regulatory limitations applicable to the payment of dividends, see “Item 1. Business-Regulation”.

As of August 24, 2017, there were 3,593 registered holders of record of the Company’s common stock, plus approximately 5,165 beneficial (street name) owners.

(b) Use of Proceeds.  Not applicable.

(c) Issuer Purchases of Equity Securities.  Set forth below is information regarding the Company’s stock repurchases during the fourth quarter of the fiscal year ended June 30, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2017	627,500	$15.00	627,500	1,003,421
May 1-31, 2017	1,003,421	$14.47	1,003,421	8,559,084
June 1-30, 2017	1,240,000	$14.30	1,240,000	7,319,084

Total	2,870,921	$14.51	2,870,921	7,319,084

(1)

On May 24, 2017, the Company announced the authorization of a second stock repurchase plan for up to 8,559,084 shares or 10% of shares then outstanding. This plan has no expiration date. The plan commenced upon the completion of the first stock repurchase plan, which was announced on May 20, 2016, and authorized the purchase of up to 9,352,809 shares or 10% of shares then outstanding. The first stock repurchase plan had no expiration date.

Stock Performance Graph.  The following stock performance graph compares the cumulative total shareholder return on the Company’s common stock with (a) the cumulative total shareholder return on stocks included in the NASDAQ Composite Index, (b) the cumulative total shareholder return on stocks included in the SNL Thrift $1 Billion - $5 Billion Index and (c) the cumulative total shareholder return on stocks included in the SNL Thrift MHC Index, in each case assuming an investment of $100.00 as of June 30, 2012.  The cumulative total returns for the indices and the Company are computed assuming the reinvestment of dividends that were paid during the period. It is assumed that the investment in the Company’s common stock was made at the initial public offering price of $10.00 per share.

	At June 30,
	2012	2013	2014	2015	2016	2017
Kearny Financial Corp.	$100	$108	$156	$159	$180	$214
NASDAQ Composite	100	118	154	177	174	223
SNL Thrift $1B - $5B Index	100	122	148	170	184	242
SNL Thrift MHC Index	100	127	170	197	208	212

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

	At June 30,
	2017	2016	2015	2014	2013
	(In Thousands)
Balance Sheet Data:
Assets	$4,818,127	$4,500,059	$4,237,187	$3,510,009	$3,145,360
Net loans receivable	3,215,975	2,649,758	2,087,258	1,729,084	1,349,975
Debt securities available for sale	444,497	389,910	420,660	407,898	300,122
Mortgage-backed securities available for sale	169,263	283,627	346,619	437,223	780,652
Debt securities held to maturity	144,713	167,171	219,862	216,414	210,015
Mortgage-backed securities held to maturity	348,608	410,115	443,479	295,658	101,114
Cash and equivalents	78,237	199,200	340,136	135,034	127,034
Goodwill	108,591	108,591	108,591	108,591	108,591
Deposits	2,930,127	2,694,833	2,465,650	2,479,941	2,370,508
Borrowings	806,228	614,423	571,499	512,257	287,695
Stockholders' equity	1,057,181	1,147,629	1,167,375	494,676	467,707

	For the Years Ended June 30,
	2017	2016	2015	2014	2013
	(In Thousands, Except Percentage and Per Share Amounts)
Summary of Operations:
Interest income	$139,093	$126,888	$106,039	$95,819	$88,258
Interest expense	36,519	31,903	25,431	21,998	22,001
Net interest income	102,574	94,985	80,608	73,821	66,257
Provision for loan losses	5,381	10,690	6,108	3,381	4,464
Net interest income after loan loss provision	97,193	84,295	74,500	70,440	61,793
Non-interest income, excluding asset gains, losses and write-downs	9,920	10,426	8,616	6,967	6,179
Non-interest income (loss) from asset gains, losses and write-downs	1,428	301	(675)	1,156	10,209
Debt-extinguishment expenses	-	-	-	-	8,688
Contribution to charitable foundation	-	-	10,000	-	-
Other non-interest expenses	81,118	72,417	68,081	64,158	60,737
Income before taxes	27,423	22,605	4,360	14,405	8,756
Income tax expense (benefit)	8,820	6,783	(1,269)	4,217	2,250
Net income	$18,603	$15,822	$5,629	$10,188	$6,506

Per Share Data:
Net income per share - Basic and diluted	$0.22	$0.18	$0.06	$0.11	$0.07
Weighted average number of common shares
outstanding (in thousands):
Basic	84,590	89,591	91,717	90,825	91,316
Diluted	84,661	89,625	91,841	90,880	91,316
Cash dividends per share	$0.10	$0.08	$-	$-	$-
Dividend payout ratio (1)	44.99%	45.28%	-%	-%	-%

(1)	Represents cash dividends declared divided by net income.

	At or For the Years Ended June 30,
	2017	2016	2015	2014	2013
Performance ratios:
Return on average assets (net income divided by average total assets)	0.40%	0.36%	0.15%	0.31%	0.22%
Return on average equity (net income divided by average total equity)	1.68	1.36	0.98	2.17	1.33
Net interest rate spread	2.14	2.06	2.20	2.32	2.34
Net interest margin	2.41	2.35	2.34	2.44	2.50
Average interest-earning assets to average interest-earning liabilities	132.09	136.19	119.04	116.81	118.83
Efficiency ratio (non-interest expenses divided by sum of net interest income and non-interest income)	71.20	68.50	88.18	78.30	84.00
Non-interest expense to average assets	1.76	1.64	2.10	1.96	2.38

Asset Quality Ratios:
Non-performing loans to total loans	0.58	0.79	1.09	1.45	2.27
Non-performing assets to total assets	0.43	0.49	0.56	0.77	1.05
Net charge-offs to average loans outstanding	0.01	0.08	0.16	0.12	0.28
Allowance for loan losses to total loans	0.90	0.91	0.74	0.71	0.80
Allowance for loan losses to non-performing loans	155.18	115.07	68.17	48.96	35.24

Capital Ratios:
Average equity to average assets	24.02	26.47	15.49	14.29	16.70
Equity to assets at period end	21.94	25.50	27.55	14.09	14.87
Tangible equity to tangible assets at period end (1)	20.14	23.65	25.63	11.32	11.93

(1)	Tangible equity equals total stockholders’ equity reduced by goodwill and core deposit intangible assets.

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

Overview

Financial Condition.  Total assets increased $318.1 million to $4.82 billion at June 30, 2017 from $4.50 billion at June 30, 2016.  The increase in total assets reflected an increase in net loans receivable that was partially offset by decreases in securities and cash and cash equivalents.  The increase in total assets was largely funded by increases in deposits and borrowings that were partially offset by a decrease in stockholders’ equity.  The decrease in stockholders’ equity primarily reflected the Company’s share repurchases that outpaced the accretion from earnings during the year.

For the year ended June 30, 2017, loans receivable, excluding loans held for sale, increased by $571.3 million to $3.25 billion, or 72.8% of earning assets, at June 30, 2017 from $2.67 billion, or 64.6% of earning assets, at June 30, 2016.  The growth in loans during fiscal 2017 continued to reflect our strategic emphasis in growing our commercial loan portfolio, including multi-family loans, nonresidential mortgage loans and commercial business loans.  The increase in commercial mortgage and commercial business loans during fiscal 2017 totaled $622.9 million, or 32.0%, to $2.57 billion, or 79.3% of total loans at June 30, 2017, from $1.95 billion, or 73.0% of total loans, at June 30, 2016.  For those same comparative periods, one- to four-family mortgage loans, including first mortgages and home equity loans and lines of credit, decreased by $44.6 million to $650.1 million, or 20.1% of total loans, from $694.8 million, or 26.0% of total loans.

For those same comparative periods, total securities decreased by $146.1 million to $1.11 billion, or 24.9% of earning assets, at June 30, 2017 from $1.26 billion, or 30.3% of earning assets, at June 30, 2016.  We generally maintained the overall composition of our securities portfolio during fiscal 2017 while adding subordinated debt as an eligible non-mortgage-backed security sector within the portfolio.  However, for interest rate risk management purposes, security balances were modestly reallocated during fiscal 2017 to increase investment in shorter duration, floating-rate sectors within the non-mortgage-backed securities portfolio while investment in comparatively longer duration, fixed-rate securities in the mortgage-backed securities portfolio declined.  Non-mortgage-backed securities, including U.S. agency debentures, corporate bonds, single-issuer trust preferred securities, collateralized loan obligations, municipal obligations, subordinated debt, and asset-backed securities, increased by $32.2 million to $589.2 million, or 53.2% of securities, at June 30, 2017 from $557.1 million, or 44.5% of securities, at June 30, 2016.  For those same comparative periods, the balance of mortgage-backed securities, primarily comprising U.S. government and agency pass-through securities and collateralized mortgage obligations, decreased by $175.9 million to $517.9 million, or 46.8% of securities, from $693.7 million, or 55.5% of securities.

For the year ended June 30, 2017, our total deposits increased by $235.3 million to $2.93 billion from $2.69 billion at June 30, 2016.  The net increase in deposits reflected a $151.7 million increase in the balance of non-maturity deposits, including a $28.7 million increase in the balance of non-interest-bearing accounts, coupled with an $83.6 million increase in certificates of deposit.

The balance of borrowings increased by $191.8 million to $806.2 million at June 30, 2017 from $614.4 million at June 30, 2016.  The increase in borrowings was primarily attributable to a $196.9 million net increase in FHLB advances representing new advances drawn to fund a portion of the loan growth reported during fiscal 2017 that were partially offset by the balance of advances repaid during the year.  Interest rate derivatives were used to effectively extend duration of the new borrowings drawn for interest rate risk management purposes.  The increase in borrowings was partially offset by a $5.1 million decrease in the balance of overnight borrowings in the form of depositor sweep accounts.

Stockholders’ equity decreased by $90.4 million to $1.06 billion at June 30, 2017 from $1.15 billion at June 30, 2016.  The decrease in stockholders’ equity largely reflected the impact of the Company’s share repurchases during fiscal 2017.  For the year ended June 30, 2017, the Company repurchased a total of 8,886,627 shares, at a total cost of $126.0 million, or an average cost of 14.18 per share.  The noted decrease in stockholders’ equity was partially offset by net income of $18.6 million, from which cash dividends of $8.4 million were declared and payable to shareholders during fiscal 2017.  The change in stockholders’ equity also reflected a $17.8 million increase in accumulated other comprehensive income arising from changes in the fair value of the Company’s available for sale securities and derivatives portfolios and a $1.9 million decrease in unearned ESOP reflecting the effects of shares earned by plan participants during the year.

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

Net income for the fiscal year ended June 30, 2017 was $18.6 million or $0.22 per diluted share; an increase of $2.8 million from $15.8 million, or $0.18 per diluted share, for the fiscal year ended June 30, 2016.

Our net interest income increased $7.6 million to $102.6 million for the year ended June 30, 2017 from $95.0 million for the year ended June 30, 2016.  The increase in net interest income primarily reflected a $12.2 million increase in interest income to $139.1 million from $126.9 million.  The increase in interest income primarily reflected an increase in the average balance of interest-earning assets coupled with an increase in their average yield.  For the year ended June 30, 2017, the average balance of interest-earning assets increased by $200.6 million to $4.25 billion compared to $4.05 billion for the year ended June 30, 2016.  For those same comparative periods, the average yield on interest-earning assets increased by 14 basis points to 3.27% from 3.13%.

The increase in interest income for the year ended June 30, 2017 was partially offset by a $4.6 million increase in interest expense.  The increase in interest expense between the two periods reflected an increase in the average balance of interest-bearing liabilities coupled with an increase in their average cost.  For the year ended June 30, 2017 the average balance of interest-bearing liabilities increased by $244.2 million to $3.22 billion compared to $2.97 billion for the year ended June 30, 2016.  For those same comparative periods, the average cost of interest-bearing liabilities increased six basis points to 1.13% from 1.07%.

The net interest rate spread increased eight basis points to 2.14% for fiscal 2017 from 2.06% for fiscal 2016 while the net interest margin increased six basis points to 2.41% from 2.35% for those same comparative periods.

The provision for loan losses decreased $5.3 million to $5.4 million for fiscal 2017 from $10.7 million for fiscal 2016.  The decrease in provision expense partly reflected a net decrease in specific losses recognized on loans evaluated individually for impairment.  This decrease was primarily reflected in the lower level of net charge offs recognized on such loans between comparative periods.  The decrease in net charge offs also contributed to a decrease in the historical loss factors utilized to measure impairment on collectively evaluated loans.  Taken together with the updates to environmental loss factors, the provision expense for loans collectively evaluated for impairment decreased year-over-year.  To a lesser extent, the net decrease in the provision expense reflected slightly lower growth in the outstanding balance of loans collectively evaluated for impairment during fiscal 2017 compared to fiscal 2016.

Non-interest income increased $621,000 to $11.3 million for fiscal 2017 from $10.7 million for fiscal 2016.  The increase was largely attributable to an increase in loan sale gains that partly reflected an increase in the volume of residential mortgage loans originated and sold as the Company continued to expand its mortgage banking business line throughout fiscal 2017.  The increase in loan sale gains also reflected an increase in the volume of SBA loans originated and sold.   The noted increase in non-interest income was partially offset by a decrease in income arising from our investment in bank-owned life insurance due largely to the lingering effects of lower market interest rates on the income earned on the cash surrender value of the various policies held by the Company.  The increase in non-interest income was also partially offset by a decrease in fees and service charges that was largely attributable to a decrease in deposit-related service charges coupled with a lesser decrease in loan prepayment charges.

Non-interest expense increased by $8.7 million to $81.1 million for the year ended June 30, 2017 from $72.4 million for the year ended June 30, 2016.  The increase was reflected across most categories of non-interest expense with the most noteworthy increases reflected in salaries and employee benefits, director compensation and miscellaneous expenses.

As described in greater detail below, the increases in salaries and employee benefits and director compensation expense each reflected the impact of the Company’s 2016 Equity Incentive Plan approved by shareholders in October 2016.  The increase in salaries and employee benefits also reflected increases in employee compensation costs arising from an increase in the number of employees during the year as well as increases in health insurance and retirement-related employee benefit plans.

In addition to reflecting the noted impact of the costs associated with the Company’s 2016 Equity Incentive Plan, the increase in director compensation expense also reflected an increase in director fees attributable to the addition of two independent directors during the prior fiscal year whose “full-year” annual compensation expense were fully reflected during fiscal 2017.

While reflecting a variety of increases across a number of general and administrative expenses, the increase in miscellaneous expense for fiscal 2017 reflected the effect of the Company’s recognition of a non-recurring recovery of director pension plan expense during the prior fiscal year.

Finally, the noted increases in non-interest expense were partially offset by a decrease in deposit insurance expense that largely reflected a decrease in the assessment rate charged by the FDIC during fiscal 2017.

The combined effects of the factors highlighted above resulted in a $4.8 million increase in pre-tax net income and a corresponding $2.0 million increase in income tax expense during fiscal 2017 compared with fiscal 2016.

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

As described in greater detail in the notes to audited consolidated financial statements, our allowance for loan loss calculation methodology utilizes a “two-tier” loss measurement process that is generally performed monthly.  Through the first tier of the process, we identify the loans that must be reviewed individually for impairment.  Such loans generally include our larger and/or more complex loans including commercial mortgage loans, comprising multi-family and nonresidential real estate loans, construction loans and commercial business loans as well as our one- to four-family mortgage loans, home equity loans and home equity lines of credit.  A reviewed loan is deemed to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Once a loan is determined to be impaired, management measures the amount of the estimated impairment associated with that loan which is generally defined as the amount by which the carrying value of a loan exceeds its fair value.  We establish valuation allowances for loan impairments in the fiscal period during which they are identified.  Impairments on individually evaluated loans generally are charged off against the applicable valuation allowance when they are determined to be confirmed, expected losses.

The second tier of the loss measurement process involves estimating the probable and estimable losses on loans not otherwise individually reviewed for impairment.  Such loans generally comprise large groups of smaller-balance homogeneous loans as well as the remaining non-impaired loans of those types noted above that are otherwise eligible for individual impairment evaluation.

Valuation allowances established through the second tier of the loss measurement process utilize historical and environmental loss factors to collectively estimate the level of probable losses within defined segments of our loan portfolio.  To calculate the historical loss factors, our allowance for loan loss methodology generally utilizes a two-year moving average of annualized net charge-off rates (charge-offs net of recoveries) by loan segment, where available, to calculate the actual, historical loss experience.  The outstanding principal balance of each loan segment is multiplied by the applicable historical loss factor to estimate the level of probable losses based upon our historical loss experience.

Environmental loss factors are based upon specific quantitative and qualitative criteria representing key sources of risk within the loan portfolio.  Such sources of risk include those relating to the level of and trends in nonperforming loans; the level of and trends in credit risk management effectiveness, the levels and trends in lending resource capability; levels and trends in economic and market conditions; levels and trends in loan concentrations; levels and trends in loan composition and terms, levels and trends in independent loan review effectiveness, levels and trends in collateral values and the effects of other external factors.  The outstanding principal balance of each loan segment is multiplied by the applicable environmental loss factors to estimate the level of probable losses based upon their supporting quantitative and qualitative criteria.

The sum of the probable and estimable loan losses calculated in accordance with loss measurement processes, as described above, represents the total targeted balance for our allowance for loan losses at the end of a fiscal period.  A more detailed discussion of our allowance for loan loss calculation methodology is presented in Note 1 to our audited consolidated financial statements.

Impairment Testing of Goodwill.  We record goodwill, representing the excess of amounts paid over the fair value of net assets of the institutions acquired in purchase transactions, at its fair value at the date of acquisition. Goodwill is tested and deemed impaired when the carrying value of goodwill exceeds its implied fair value. Goodwill was most recently tested as of June 30, 2017, at which time no impairment was indicated. As of that date, we reported goodwill of $108.6 million.  The value of the goodwill can change in the future. We expect the value of the goodwill to decrease if there is a significant decrease in the franchise value of Kearny Bank. If an impairment is determined in the future, we will reflect the loss as an expense in the period in which the impairment is determined, leading to a reduction of our net income for that period by the amount of the impairment.

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

Comparison of Financial Condition at June 30, 2017 and June 30, 2016

General. Total assets increased $318.1 million to $4.82 billion at June 30, 2017 from $4.50 billion at June 30, 2016. The net increase in total assets primarily reflected an increase in net loans receivable that was partially offset by decreases in balances of securities and cash and cash equivalents. The net increase in total assets was largely funded by increases in deposits and borrowings that were partially offset by a net decrease in stockholders’ equity.

Cash and Cash Equivalents. Cash and cash equivalents, which consist primarily of interest-earning and non-interest-earning deposits in other banks, decreased by $121.0 million to $78.2 million at June 30, 2017 from $199.2 million at June 30, 2016.  The balance of cash and cash equivalents at June 30, 2016 reflected the effects of temporary accumulation of short-term, liquid assets arising from an increase in loan prepayments during the quarter ended June 30, 2016.  The average balance of cash and equivalents decreased steadily in fiscal 2017 reflecting the Company’s ongoing effort to enhance earnings by generally reducing the level of lower-yielding, short-term liquid assets to the amount needed to fund the Company’s strategic initiatives while meeting its performance and risk management objectives.

Debt Securities Available for Sale. Debt securities classified as available for sale increased by $54.6 million to $444.5 million at June 30, 2017 from $389.9 million at June 30, 2016. The net increase in the portfolio partly reflected security purchases totaling $138.4 million for the year ended June 30, 2017 coupled with a $10.8 million decrease in the net unrealized loss of the portfolio to a net unrealized loss of $1.4 million at June 30, 2017 from a net unrealized loss of $12.2 million at June 30, 2016.  The decrease in the net unrealized loss reflected changes in the fair value of various sectors within the portfolio arising from movements in market interest rates coupled with a tightening of pricing spreads within certain sectors in the portfolio.  The noted increases in the portfolio were partially offset by principal repayments, net of premium amortization and discount accretion, totaling $94.6 million during the year ended June 30, 2017.

The net unrealized loss on debt securities available for sale was primarily reflected within the applicable “credit sectors” of the portfolio which include asset-backed securities, collateralized loan obligations, corporate bonds and non-pooled trust preferred securities.  The net unrealized loss on this subset of securities decreased by $11.6 million to a net unrealized loss of $1.7 million at June 30, 2017 from a net unrealized loss of $13.3 million at June 30, 2016.  The decrease in the unrealized loss largely reflected a general tightening of pricing spreads in the marketplace resulting in an overall increase in the market price of such securities.  The decrease in the net unrealized loss on the noted securities was partially offset by a $755,000 decline in the fair value of government and agency securities, including U.S. agency debentures and municipal obligations, to an unrealized loss of $287,000 at June 30, 2017 from an unrealized gain of $1.0 million at June 30, 2016.

Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio as of June 30, 2017.  However, volatility in the financial markets may result in additional decreases in the fair value of the Company’s available for sale securities.  Such volatility may impact the fair value of the securities within the “credit sectors” of the portfolio more adversely than the Company’s government and agency securities.  The adverse effects of such volatility on the current and prospective financial strength of specific corporate issuers, and the resulting impact on the fair value of the related securities held by the Company, will be carefully monitored by management.

Mortgage-backed Securities Available for Sale. Mortgage-backed securities available for sale decreased by $114.3 million to $169.3 million at June 30, 2017 from $283.6 million at June 30, 2016. The net decrease partly reflected security sales totaling $83.4 million coupled with cash repayment of principal, net of discount accretion and premium amortization, totaling $53.1 million during the year ended June 30, 2017 while also reflecting a $8.5 million decrease in the fair value of the portfolio to a net unrealized loss of $986,000 at June 30, 2017 from a net unrealized gain of $7.5 million at June 30, 2016.  These decreases in the portfolio were partially offset by security purchases totaling $30.7 million during the year ended June 30, 2017.

At June 30, 2017, the available for sale mortgage-backed securities portfolio primarily included agency pass-through securities and agency collateralized mortgage obligations.  Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio as of that date.

Additional information regarding securities available for sale at June 30, 2017 is presented in the “Business” section of this annual report on Form 10-K, as well as in Note 4 and Note 6 to the audited consolidated financial statements.

Debt Securities Held to Maturity. Debt securities classified as held to maturity decreased by $22.5 million to $144.7 million at June 30, 2017 from $167.2 million at June 30, 2016. The net decrease in the portfolio largely reflected principal repayments, net of premium amortization and discount accretion, totaling $56.9 million during the year ended June 30, 2017.  The net decrease was partially offset by debt security purchases totaling $34.4 million during the same period.  Such purchases included the purchase of $15.0 million in subordinated debt issued by a New Jersey-based community bank through a privately negotiated transaction during the quarter ended December 31, 2016.

At June 30, 2017, the held to maturity debt securities portfolio also included U.S. agency debentures and municipal obligations, a small portion of which represent non-rated, short term, bond anticipation notes (“BANs”) issued by New Jersey municipalities.  Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio as of that date.

Mortgage-backed Securities Held to Maturity. Mortgage-backed securities held to maturity decreased by $61.5 million to $348.6 million at June 30, 2017 from $410.1 million at June 30, 2016. The net decrease in the portfolio partly reflected security sales totaling $5.1 million during the year ended June 30, 2017, coupled with cash repayment of principal, net of discount accretion and premium amortization, totaling $56.4 million.  The securities sold were limited to those whose remaining outstanding balances had declined to the required thresholds, in relation to the original amount purchased or acquired, that allowed their sale from the held to maturity portfolio.

At June 30, 2017, the held to maturity mortgage-backed securities portfolio primarily included agency pass-through securities and agency collateralized mortgage obligations. As of that date, we also held three non-agency mortgage-backed securities in the held to maturity portfolio whose aggregate carrying values and fair values both totaled $22,000.  Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio as of that date.

Additional information regarding securities available for sale at June 30, 2017 is presented in the “Business” section of this annual report on Form 10-K, as well as in Note 4 and Note 6 to the audited consolidated financial statements.

Loans Held-for-Sale.  The Company continues to expand its residential lending infrastructure to support strategies focused on increasing the origination volume of residential mortgage loans for sale into the secondary market.  The increase in residential mortgage loan origination and sale activity has increased the Company’s level of non-interest income through the recognition of additional sources of recurring loan sale gains while serving to help manage the Company’s exposure to interest rate risk.  During the year ended June 30, 2017, we sold $84.4 million of residential mortgage loans resulting in net sale gains totaling $713,000 for fiscal 2017.  Loans held for sale totaled $4.7 million at June 30, 2017 compared to $3.3 million at June 30, 2016 and are reported separately from the balance of net loans receivable as of those dates.

Loans Receivable.  Loans receivable, net of unamortized premiums, deferred costs and the allowance for loan losses, increased by $566.2 million, or 21.4%, to $3.22 billion at June 30, 2017 from $2.65 billion at June 30, 2016. The increase in net loans receivable was primarily attributable to new loan origination and purchase volume outpacing loan repayments during the year ended June 30, 2017.

Residential mortgage loans held in portfolio, including home equity loans and lines of credit, decreased by $44.7 million to $650.1 million at June 30, 2017 from $694.8 million at June 30, 2016. The decrease was primarily attributable to a decrease in the balance of one- to four-family first mortgage loans of $37.9 million to $567.3 million at June 30, 2017 from $605.2 million at June 30, 2016.  The decrease also reflected an aggregate decrease of $6.8 million in the balance of home equity loans and home equity lines of credit to $82.8 million at June 30, 2017 from $89.6 million at June 30, 2016.

Notwithstanding the decrease in their balance during the year ended June 30, 2017, the Company may modestly increase the outstanding balance of residential mortgage loans held in portfolio in the future while allowing the segment to continue to decline as a percentage of total loans and earning assets.  In total, the origination volume of portfolio residential mortgage loans for the year ended June 30, 2017 totaled $67.9 million while aggregate originations of home equity loans and home equity lines of credit totaled $18.5 million for that same period.

Commercial loans, in aggregate, increased by $622.9 million to $2.57 billion at June 30, 2017 from $1.95 billion at June 30, 2016. The components of the aggregate increase included an increase in commercial mortgage loans totaling $636.7 million that was partially offset by a $13.7 million decrease in commercial business loans.  The ending balances of commercial mortgage loans and commercial business loans at June 30, 2017 were $2.50 billion and $74.5 million, respectively.

Commercial loan origination volume for the year ended June 30, 2017 totaled $761.5 million, comprised of $727.4 million and $34.1 million of commercial mortgage and commercial business loan originations, respectively. Commercial loan originations were augmented with the purchase of commercial mortgage loans and participations totaling $126.7 million coupled with the purchase of commercial business loans totaling $17.0 million during the year ended June 30, 2017.  Commercial mortgage loan purchases were funded during the first quarter of fiscal 2017 with the excess liquidity that had accumulated during the fourth quarter of the prior fiscal year ended June 30, 2016.

The outstanding balance of construction loans, net of loans-in-process, increased by $1.8 million to $3.8 million at June 30, 2017 from $2.0 million at June 30, 2016. Construction loan disbursements for the year ended June 30, 2017 totaled $3.0 million.

Other loans, primarily account loans, deposit account overdraft lines of credit and other consumer loans, decreased by $9.0 million to $16.4 million at June 30, 2017 from $25.4 million at June 30, 2016.  The balance of other consumer loans at June 30, 2017 included loans with outstanding balances totaling $12.8 million that were acquired through the Company’s relationship with Lending Club, an established peer-to-peer (i.e. marketplace) lender.  Through this relationship, the Company has purchased high-quality, unsecured consumer loans originated through Lending Club’s online platform.  The Company limited its original investment in the Lending Club loan portfolio to an initial threshold of approximately $25.0 million in aggregate outstanding balances and continues to independently monitor and validate the performance of the portfolio in relation to Company’s expectations as well as those of Lending Club’s proprietary credit risk model.  Additional investment in Lending Club loans up to this initial threshold may be considered by the Company while it continues to monitor and assess the performance of the portfolio and quality of loan servicing and reporting rendered by Lending Club.

The Company originated $1.8 million of consumer loans during the year ended June 30, 2017 while no additional consumer loans were purchased during the period.

Nonperforming Loans.  Nonperforming loans decreased by $2.2 million to $18.9 million, or 0.58% of total loans at June 30, 2017, from $21.1 million, or 0.79% of total loans at June 30, 2016. Nonperforming loans generally include loans reported as “accruing loans over 90 days past due” and loans reported as “nonaccrual” with such balances totaling $74,000 and $18.8 million, respectively, at June 30, 2017.

Additional information about the Company’s nonperforming loans at June 30, 2017 is presented in the “Business” section of this annual report on Form 10-K, as well as in Note 8 to the audited consolidated financial statements.

Allowance for Loan Losses. During the year ended June 30, 2017, the balance of the allowance for loan losses increased by $5.1 million to $29.3 million or 0.90% of total loans at June 30, 2017 from $24.2 million or 0.91% of total loans at June 30, 2016. The increase resulted from provisions of $5.4 million during the year ended June 30, 2017 that were partially offset by charge-offs, net of recoveries, totaling $324,000 during that same period.

Additional information about the allowance for loan losses at June 30, 2017 is presented in the “Business” section of this annual report on Form 10-K as well as in Note 1 and Note 8 to the audited consolidated financial statements.

Other Assets. The aggregate balance of other assets, including premises and equipment, FHLB stock, interest receivable, goodwill, bank owned life insurance, deferred income taxes and other miscellaneous assets, increased by $15.1 million to $412.1 million at June 30, 2017 from $397.0 million at June 30, 2016.

The increase in other assets partly reflected an increase in the fair value of the Company’s interest rate derivatives portfolio to a net asset value of $7.8 million, included in other assets at June 30, 2017, compared to a net liability value of $19.3 million, included in other liabilities at June 30, 2016.  The increase in other assets also included a $9.3 million increase in FHLB stock resulting from an increase in short-term advances drawn during the year ended June 30, 2017 coupled with a $5.2 million increase in the cash surrender value of the Company’s bank-owned life insurance policies for the same period.  The noted increases in other assets were partially offset by a $10.5 million decrease in deferred income tax assets arising primarily from changes in the fair value of the Company’s available for sale securities and derivatives portfolios.

The noted increases in other assets included a $806,000 increase in the balance of real estate owned (“REO”) to $1.6 million representing the carrying value of four properties at June 30, 2017, from $826,000, representing the carrying value of three properties at June 30, 2016.

The remaining increases and decreases in other assets for the year ended June 30, 2017 generally comprised normal operating fluctuations in their respective balances.

Deposits. Total deposits increased by $235.3 million to $2.93 billion at June 30, 2017 from $2.69 billion at June 30, 2016.  The increase in deposit balances reflected a $206.6 million increase in interest-bearing deposits coupled with a $28.7 million increase in non-interest-bearing deposits.  The increase in interest-bearing deposits included an increase in the balance of interest-bearing checking accounts totaling $115.0 million as well as increases in balances of certificates of deposit and savings and club accounts totaling $83.6 million and $8.0 million, respectively.

The noted increase in non-interest-bearing deposits partly reflected fluctuating balances within certain large commercial deposit accounts.  Notwithstanding these day-to-day fluctuations, the average balance of non-interest-bearing deposits has increased by $24.3 million to $249.7 million compared to $225.4 million for the year ended June 30, 2016.

The change in deposit balances for the period reflected changes in the balances of retail deposits as well as “non-retail” deposits acquired through various wholesale channels. The $115.0 million increase in the balance of interest-bearing checking accounts primarily reflected an increase in the balance of retail accounts while the balance of brokered money market deposits acquired through Promontory IND program totaled $222.6 million, or 7.6% of total deposits at June 30, 2017, compared to $224.1 million, or 8.3% of total deposits at June 30, 2016. The terms of the IND program generally establish a reciprocal commitment for Promontory to deliver and for us to accept such deposits for a period of no less than five years during which time total aggregate balances shall be maintained within a range of $200.0 million to $230.0 million. Such deposits are generally sourced by Promontory from large retail and institutional brokerage firms whose individual clients seek to have a portion of their investments held in interest-bearing accounts at FDIC-insured institutions.

We continued to utilize a deposit listing service through which we attract “non-brokered” wholesale time deposits targeting institutional investors with an original investment horizon of two-to-five years. We generally prohibit the withdrawal of our listing service deposits prior to maturity. The balance of the Bank’s listing service time deposits increased to $101.4 million, or 3.5% of total deposits at June 30, 2017, compared to $89.9 million, or 3.3% of total deposits at June 30, 2016.

We also maintain a small portfolio of longer-term, brokered certificates of deposit whose balances increased by approximately $13.2 million to $21.6 million at June 30, 2017 from $8.4 million at June 30, 2016.  In combination with our Promontory IND money market deposits, our brokered deposits totaled $244.2 million, or 8.3% of deposits at June 30, 2017 compared to $232.5 million, or 8.6% of deposits at June 30, 2016.

Borrowings. The balance of borrowings increased by $191.8 million to $806.2 million at June 30, 2017 from $614.4 million at June 30, 2016. The increase in borrowings primarily reflected an additional $200.0 million of short-term FHLB advances drawn to fund a portion of our growth in loans during fiscal 2017.  We utilized interest rate derivatives to effectively swap the rolling 90-day maturity/repricing characteristics of these new borrowings into fixed rates for longer terms.  Of the $200.0 million of new advances, $150.0 million were swapped to fixed rate for four years while the remaining $50.0 million were swapped to a fixed rate for five years.

The increase in short-term FHLB advances was partially offset by the repayment of a $3.0 million FHLB term advance that matured during the period coupled with principal payments that reduced the outstanding balance of one amortizing advance.  Additionally, the net change in borrowings reflected a $5.1 million decrease in outstanding overnight “sweep account” balances linked to customer demand deposits that generally reflected internal transfers to interest-bearing checking accounts as well as normal operating fluctuations in such balances.

Other Liabilities. The balance of other liabilities, including advance payments by borrowers for taxes and other miscellaneous liabilities, decreased by $18.6 million to $24.6 million at June 30, 2017 from $43.2 million at June 30, 2016. As noted earlier, the decrease primarily reflected changes in the fair value of the Company’s derivatives coupled with normal operating fluctuations in the balances of other liabilities.

During the year ended June 30, 2017, the Company executed a total of seven interest rate derivative transactions with an aggregate notional value of $640.0 million.  Five of the transactions, totaling $440.0 million, represent interest rate swaps with a “forward” effective date that corresponds to the expiration date of one or more existing derivatives with the same aggregate notional value.  As such, each of these five new derivatives effectively extends the interest rate risk protection provided by one or more existing derivatives that currently serve as cash flow hedges against existing sources of wholesale funding.  The remaining two derivative transactions were those extending the effective duration of the new advances drawn during the year ended June 30, 2017, as discussed above.

Stockholders’ Equity.  Stockholders’ equity decreased by $90.4 million to $1.06 billion at June 30, 2017 from $1.15 billion at June 30, 2016.  The decrease in stockholders’ equity largely reflected the impact of the Company’s share repurchases during fiscal 2017.  In May 2017, the Company announced the completion of its first share repurchase program, originally announced in May 2016, through which it repurchased a total of 9,352,809 shares, or 10%, of its outstanding shares at a total cost of $130.6 million and an average cost of $13.96 per share.  Concurrently, the Company announced its second share repurchase program through which it intends to repurchase a total of 8,559,084 shares, or 10%, of its outstanding shares. Through June 30, 2017, the Company has repurchased 1,240,000 shares, or 14.5% of the shares to be repurchased under its second share repurchase plan, at a total cost of $17.7 million and at an average cost of $14.30 per share.  Cumulatively for the year ended June 30, 2017, the Company repurchased a total of 8,886,627 shares, at a total cost of $126.0 million, or an average cost of 14.18 per share.  The cumulative cost of the Company’s repurchased shares has directly reduced the balance of stockholders’ equity at June 30, 2017.

The net decrease in stockholders’ equity was partially offset by net income of $18.6 million for the year ended June 30, 2017, from which cash dividends of $8.4 million were declared and payable to shareholders during the period.  The change in stockholders’ equity also reflected a $17.8 million increase in accumulated other comprehensive income, due primarily to changes in the fair value of the Company’s available for sale securities portfolio and outstanding derivatives, and a $1.9 million reduction of unearned ESOP shares for plan shares earned by plan participants during the year ended June 30, 2017.

At June 30, 2017, the Company had 84,350,848 shares outstanding, comprising 93,528,092 shares originally issued, plus 1,415,565 net shares issued and cancelled relating to stock benefit plan obligations less 10,592,809 cumulative shares repurchased and cancelled through that date.

Comparison of Operating Results for the Years Ended June 30, 2017 and June 30, 2016

General. Net income for the year ended June 30, 2017 was $18.6 million or $0.22 per diluted share, an increase of $2.8 million from $15.8 million or $0.18 per diluted share for the year ended June 30, 2016. The increase in net income reflected increases in net interest income and non-interest income coupled with a decrease in the provision for loan losses that were partially offset by an increase in non-interest expense.  These factors contributed to an overall increase in pre-tax net income and a corresponding increase in the provision for income taxes.

Net Interest Income. Net interest income for the year ended June 30, 2017 was $102.6 million; an increase of $7.6 million from $95.0 million for the year ended June 30, 2016. The increase in net interest income between the comparative periods resulted from an increase in interest income that was partially offset by an increase in interest expense. The increase in interest income was attributable to an increase in the average balance of interest-earning assets coupled with an increase in their average yield.   The increase in interest expense resulted from an increase in the average balance of interest-bearing liabilities coupled with an increase in their average cost.

As a result of these factors, our net interest rate spread increased eight basis points to 2.14% for the year ended June 30, 2017 from 2.06% for the year ended June 30, 2016. The increase in the net interest rate spread reflected a 14 basis points increase in the average yield on interest-earning assets to 3.27% for the year ended June 30, 2017 from 3.13% for the year ended June 30, 2016.  For those same comparative periods, the average cost of interest-bearing liabilities increased by six basis points to 1.13% from 1.07%.  A discussion of the factors contributing to changes in the average yield and average cost of categories within interest-earning assets and interest-bearing liabilities, respectively, is presented in the separate discussion and analysis of interest income and interest expense below.

The factors resulting in the reported increase in our net interest rate spread also affected our net interest margin.  In total, the Company’s net interest margin increased six basis points to 2.41% for the year ended June 30, 2017 compared to 2.35% for the year ended June 30, 2016.

Interest Income. Total interest income increased $12.2 million to $139.1 million for the year ended June 30, 2017 from $126.9 million for the year ended June 30, 2016. As noted above, the increase in interest income partly reflected a $200.6 million increase in the average balance of interest-earning assets to $4.25 billion for the year ended June 30, 2017 from $4.05 billion for the year ended June 30, 2016.  For those same comparative periods, the yield on earning assets increased by 14 basis points to 3.27% from 3.13%.

Interest income from loans increased $13.2 million to $111.2 million for the year ended June 30, 2017 from $98.0 million for the year ended June 30, 2016. The increase in interest income on loans was attributable to a net increase in the average balance of loans that was partially offset by a decline in their average yield.

The average balance of loans increased by $443.5 million to $2.96 billion for the year ended June 30, 2017 from $2.51 billion for the year ended June 30, 2016. The reported increase in the average balance of loans primarily reflected an aggregate increase of $483.7 million in the average balance of commercial loans to $2.27 billion for the year ended June 30, 2017 from $1.78 billion for the year ended June 30, 2016.

For those same comparative periods, the average balance of other loans, primarily comprising unsecured consumer term loans, account loans and deposit account overdraft lines of credit, increased by $5.1 million to $20.6 million from $15.5 million.  The increase in the average balance of other loans primarily reflected the increased balance of unsecured consumer term loans acquired through Lending Club, as described earlier.

The increase in the average balance of commercial and consumer loans was partially offset by a $43.3 million decrease in the average balance of residential mortgage loans to $663.0 million for the year ended June 30, 2017 from $706.3 million for the year ended June 30, 2016.  For those same comparative periods, the average balance of construction loans decreased by $2.6 million to $1.6 million for the year ended June 30, 2017 from $4.2 million for the year ended June 30, 2016.

The effect on interest income attributable to the net increase in the average balance of loans was partially offset by the noted decrease in their average yield. The average yield on loans decreased by 14 basis points to 3.76% for the year ended June 30, 2017 from 3.90% for the year ended June 30, 2016. The reduction in the overall yield on our loan portfolio largely reflected the effect of the comparatively lower average yield on most newly originated loans in relation to that of the portfolio of existing loans which has reduced the overall yield of the aggregate portfolio.  To a lesser extent, the decline in the average yield generally reflects the effects of low market interest rates that provide “rate reduction” refinancing incentive to existing borrowers while also contributing to the downward re-pricing of adjustable rate loans.

Interest income from mortgage-backed securities decreased by $3.3 million to $14.0 million for the year ended June 30, 2017 from $17.3 million for the year ended June 30, 2016. The decrease in interest income reflected a decrease in the average balance of mortgage-backed securities coupled with a decrease in their average yield.

The average balance of mortgage-backed securities decreased by $119.5 million to $621.6 million for the year ended June 30, 2017 from $741.2 million for the year ended June 30, 2016. The decrease in the average balance of mortgage-backed securities largely reflected the level of aggregate principal repayments and security sales between comparative periods outpacing aggregate security purchases.

For those same comparative periods, the average yield on mortgage-backed securities decreased by eight basis points to 2.25% for the year ended June 30, 2017 from 2.33% for the year ended June 30, 2016. The reduction in the overall yield on mortgage-backed securities largely reflected the effect of the comparatively lower average yield on purchased securities in relation to that of the existing portfolio coupled with the continuing repayment of comparatively higher yielding securities within the portfolio.

Interest income from debt securities increased by $1.9 million to $11.8 million for the year ended June 30, 2017 from $9.9 million for the year ended June 30, 2016. The increase in interest income reflected an increase in the average yield on debt securities that was partially offset by a decrease in their average balance.  The average yield on debt securities increased 47 basis points to 2.12% for the year ended June 30, 2017 from 1.65% for the year ended June 30, 2016. The increase in yield was largely attributable to floating rate securities whose interest rates have increased due to recent increases in short-term market interest rates. For those same comparative periods, the average balance of debt securities decreased $43.0 million to $559.4 million from $602.4 million.

The increase in the average yield on debt securities reflected a 57 basis points increase in the yield on taxable securities to 2.14% during the year ended June 30, 2017 from 1.57% during the year ended June 30, 2016.  For those same comparative periods, the yield on tax-exempt securities increased two basis points to 2.01% from 1.99%.

The decrease in the average balance of debt securities was largely attributable to a $47.5 million decrease in the average balance of taxable securities to $444.9 million for the year ended June 30, 2017 from $492.4 million for the year ended June 30, 2016. The decrease in taxable securities was partially offset by a $4.5 million increase in the average balance of tax-exempt securities to $114.5 million from $110.0 million.

Interest income from other interest-earning assets increased by $298,000 to $2.1 million for the year ended June 30, 2017 from $1.8 million for the year ended June 30, 2016 reflecting an increase in their average yield that was partially offset by a decrease in their average balance.  The average yield on other interest-earning assets increased by 90 basis points to 1.81% for the year ended June 30, 2017 from 0.91% for the year ended June 30, 2016.  For those same comparative periods, the average balance of other interest-earning assets decreased by $80.3 million to $114.1 million from $194.5 million.  The increase in average yield and decrease in the average balance of other interest earning assets largely reflected the Company’s efforts to reduce the opportunity cost of maintaining excess liquidity by reinvesting a portion of cash and cash equivalents into the loan portfolio during the current fiscal year.

Interest Expense. Total interest expense increased by $4.6 million to $36.5 million for the year ended June 30, 2017 from $31.9 million for the year ended June 30, 2016. As noted earlier, the increase in interest expense resulted from an increase in the average balance of interest-bearing liabilities coupled with an increase in their average cost. The average balance of interest-bearing liabilities increased by $244.2 million to $3.22 billion for the year ended June 30, 2017 from $2.97 billion for the year ended June 30, 2016. For those same comparative periods, the average cost of interest-bearing liabilities increased six basis points to 1.13% from 1.07%.

Interest expense attributed to deposits increased by $3.4 million to $22.1 million for the year ended June 30, 2017 from $18.7 million for the year ended June 30, 2016. The increase in interest expense was attributable to increases in the average cost and average balance of interest-bearing deposits.

The average cost of interest-bearing deposits increased by eight basis points to 0.87% for the year ended June 30, 2017 from 0.79% for the year ended June 30, 2016. The net increase in the average cost largely reflected an increase in the average cost of certificates of deposit, which increased 10 basis points to 1.32% for the year ended June 30, 2017 from 1.22% for the year ended June 30, 2016. For those same comparative periods, the average cost of interest-bearing checking accounts increased seven basis points to 0.66% from 0.59% while the average cost of savings and club accounts decreased three basis points to 0.13% from 0.16%.

The average balance of interest-bearing deposits increased by $175.9 million to $2.53 billion for the year ended June 30, 2017 from $2.36 billion for the year ended June 30, 2016.  The increase in the average balance was reflected across all categories of interest-bearing deposits. For the comparative periods noted, the average balance of certificates of deposit increased by $126.0 million to $1.24 billion from $1.12 billion, the average balance of interest-bearing checking accounts increased by $46.8 million to $769.9 million from $723.1 million and the average balance of savings and club accounts increased by $3.1 million to $519.5 million from $516.4 million.

Interest expense attributed to borrowings increased by $1.2 million to $14.4 million for the year ended June 30, 2017 from $13.2 million for the year ended June 30, 2016. The increase in interest expense on borrowings reflected an increase in their average balance that was partially offset by a decrease in their average cost. The average balance of borrowings increased by $68.3 million to $685.8 million for the year ended June 30, 2017 from $617.5 million for the year ended June 30, 2016. For those same comparative periods, the average cost of borrowings decreased four basis points to 2.10% from 2.14%.

The increase in the average balance of borrowings largely reflected a $65.2 million increase in the average balance of FHLB advances to $647.4 million for the year ended June 30, 2017 from $582.1 million for the year ended June 30, 2016. For those same comparative periods, the average cost of FHLB advances decreased three basis points to 2.21% from 2.24% largely reflecting the Company’s greater use of lower-costing, overnight borrowings to temporarily fund a portion of loan growth during the year ended June 30, 2017.

The noted increase in the average balance of borrowings also reflected a $3.0 million increase in the average balance of other borrowings, comprised primarily of depositor sweep accounts, to $38.4 million from $35.4 million. The average cost of sweep accounts decreased by 18 basis points to 0.33% from 0.51% between the same comparative periods.

Provision for Loan Losses. The provision for loan losses decreased by $5.3 million to $5.4 million for the year ended June 30, 2017 from $10.7 million for the year ended June 30, 2016.  The decrease was largely attributable to a lower provision on non-impaired loans evaluated collectively for impairment coupled with a decrease in specific losses recognized on nonperforming loans individually reviewed for impairment.

Regarding the provision on non-impaired loans, the noted decrease largely reflected the comparative effects of updates to historical and environmental loss factors between periods.  As previously discussed, the changes to historical loss factors generally reflected the impact of a decreased level of net charge offs recognized during the year ended June 30, 2017 on the two-year lookback period used to calculate the Company’s historical loss factors coupled with the “roll off” of the net charge offs from the same period two years earlier.  The Company also updated certain environmental loss factors during the year ended June 30, 2017.  Such updates primarily reflected an increase in the level of estimated credit losses attributable to the increased concentration and decreased seasoning in the Company’s commercial mortgage loan sectors.  To a lesser extent, the net decrease in the provision expense reflected slightly lower growth in the outstanding balance of loans collectively evaluated for impairment during fiscal 2017 compared to fiscal 2016.

The prior discussion regarding the allowance for loan losses also highlighted the impact of the “re-segmentation” of the loan portfolio on the Company’s environmental loss factors.  As noted therein, such loss factors were re-evaluated and re-allocated, where appropriate, to reflect the more granular segmentation of loans in the allowance for loan loss calculation during the first quarter of fiscal 2017.  Where appropriate, the specific criteria and/or basis upon which the Company derives the environmental loss factors ascribed to loans was also revised or enhanced in conjunction with the segmentation changes noted.

The implementation of the segmentation changes within the loan portfolio in the calculation of the allowance for loan loss did not result in a significant change in the required, aggregate balance of the allowance attributable to loans evaluated collectively for impairment.  Consequently, the decrease in the provision for loan losses during the year ended June 30, 2017 largely reflected the updates to the historical and environmental loss factors discussed earlier coupled with the lesser effect of a comparatively lower level of growth in the unimpaired portion of the loan portfolio between comparative periods.  As noted above, the decrease in provision also reflected a decrease in losses recognized on specific loans individually reviewed for impairment.

Additional information regarding the allowance for loan losses and the associated provisions recognized during the year ended June 30, 2017 is presented in the “Business” section of this annual report on Form 10-K, as well as in Note 1 and Note 8 to the audited consolidated financial statements.

Non-Interest Income. Non-interest income, excluding gains and losses on the sale securities and gains and losses on the sale and write-down real estate owned, increased by $593,000 to $11.5 million for the year ended June 30, 2017 from $10.9 million for the year ended June 30, 2016.  The increase was largely attributable to a $1.1 million increase in the gain on sale of loans.  The increase in loan sale gains included a $468,000 increase in gains associated with the sale of SBA loans arising from an increase in loans originated and sold.  The increase in loan sale gains also included $631,000 in gains on sale of residential mortgage loans reflecting the continued expansion of the Company’s mortgage banking business strategy.

The noted increases in non-interest income were partially offset by a $356,000 decrease in the income recognized on bank-owned life insurance that largely reflected the continuing effects of lower market interest rates on the yields earned by the Company on its underlying policies.  A decrease in fees and service charges also offset a portion of the overall increase in non-interest income.  A significant portion of the decrease in fees and service charges reflected a reduction in deposit-related merchant processing fees that was fully offset by a corresponding decrease in merchant processing service provider expenses that partially offset the increase in non-interest expense within the category of equipment and systems expenses.  To a lesser extent, the decrease in fees and service charges also reflected decreases in other deposit-related fees and charges, including account overdraft and electronic banking fees and charges, as well as a reduction in loan-related prepayment charges.

We also recognized net losses totaling $106,000 arising from the write down and sale of REO during the year ended June 30, 2017 compared to net losses of $137,000 recognized during the earlier comparative period.  The decrease in losses relating to the disposal of real estate owned were partially offset by a nominal decrease in gains and losses arising from the sale and call of securities.

Non-Interest Expenses. Non-interest expense increased by $8.7 million to $81.1 million for the year ended June 30, 2017 from $72.4 million for the year ended June 30, 2016. The net increase in non-interest expense primarily reflected increases in salary and employee benefits expense, director compensation expense and miscellaneous expense with lesser increases reflected in premises occupancy expense, equipment and system expense and advertising and market expense.  These increases were partially offset by a decrease in deposit insurance expense.

Salaries and employee benefits expense increased by $5.7 million to $47.8 million for the year ended June 30, 2017 from $42.1 million for the year ended June 30, 2016.  The increases in salaries and employee benefits partly reflected the impact of the Company’s 2016 Equity Incentive Plan approved by shareholders in October 2016.  Based on the original value of the grants at the time they were issued on December 1, 2016, coupled with the five year vesting period, the aggregate “pre-tax” and “after-tax” expense associated with the noted grants total approximately $6.2 million and $4.3 million per year, respectively, of which approximately $3.6 million and $2.5 million were recognized during the latter seven months of fiscal 2017, respectively.  Approximately $2.5 million of such “pre-tax” expenses were allocated and reported in salaries and employee benefits with the remaining $1.1 million included in director compensation, as discussed below.

The increase in salaries and employee benefits also reflected increases in employee compensation costs arising from an incremental increase in the number of FTE employees during the year as well as overall increases in employee health insurance costs.  Additionally, retirement plan-related expenses increased due to an increase in the Company’s contribution to its employee defined-benefit pension plan as well as an increase in ESOP expense attributable to the increase in the average market price of the Company’s shares of capital stock during fiscal 2017 compared to fiscal 2016.

The $1.2 million increase in director compensation expense for fiscal 2017 primarily reflected $1.1 million in allocated expenses attributable to director benefits associated with the Company’s 2016 Equity Incentive Plan, as noted above.  The remaining portion of the variance reflected an increase in director fees that was primarily attributable to the addition of two independent directors during the prior fiscal year whose “full-year” annual compensation expense were fully reflected during fiscal 2017.

While reflecting a variety of increases across a number of general and administrative expenses, the $1.4 million increase in miscellaneous expense for fiscal 2017 largely reflected the noteworthy effect of the Company’s recognition of a $931,000 non-recurring recovery of pension plan expense during the prior fiscal year that resulted from amending the terms of its Director Consultation and Retirement Plan (the “DCRP“).

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

The increase in equipment and systems expense largely reflected the recognition of a non-recurring recovery of certain historical data network charges that reduced technology service provider expenses during the prior fiscal year ended June 30, 2016.

The increase in advertising and marketing expense were primarily attributable to increased print, electronic media and outdoor advertising costs associated with specific campaigns supporting targeted business strategies focused on expansion of commercial business banking and consumer deposit products, services and relationships.

Finally, the decrease in deposit insurance expense primarily reflected a reduction in the Bank’s FDIC assessment rate that went into effect on July 1, 2016.

Provision for Income Taxes. The provision for income taxes increased by $2.0 million to $8.8 million for the year ended June 30, 2017 from $6.8 million for the year ended June 30, 2016.  The increase in income tax expense primarily reflected the underlying differences in the level of the taxable portion of pre-tax income between comparative periods.

Our effective tax rates during the years ended June 30, 2017 and June 30, 2016 were 32.2% and 30.0% which, in relation to statutory income tax rates, reflected the effects of recurring sources of tax-favored income included in pre-tax income as well as the effects of non-recurring tax deductions recognized on the disqualifying disposition of incentive stock options by employees.

Comparison of Operating Results for the Years Ended June 30, 2016 and June 30, 2015

General.  Net income for the year ended June 30, 2016 was $15.8 million or $0.18 per diluted share, an increase of $10.2 million compared to $5.6 million or $0.06 per diluted share for the year ended June 30, 2015.  The increase in net income was partly attributable to the effect of the non-recurring $10.0 million charitable contribution that was made by the Company to the KearnyBank Foundation in conjunction with the closing of the Company’s second-step conversion and stock offering in fiscal 2015.  The increase in net income also reflected increases in net interest income and non-interest income that were partially offset by an increase in the provision for loan losses and an increase in non-interest expense, excluding the effects of the charitable contribution noted earlier.  In total, these factors resulted in an increase in pre-tax net income between comparative periods.  The Company recorded income tax expense for the year ended June 30, 2016.  However, the effects of the Company’s tax-favored income sources, coupled with other reductions in income tax expense, resulted in the Company recording a net income tax benefit for the year ended June 30, 2015.

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

The average balance of loans increased by $662.5 million to $2.51 billion for the year ended June 30, 2016 from $1.85 billion for the year ended June 30, 2015.  The reported increase in the average balance of loans primarily reflected an aggregate increase of $607.5 million in the average balance of commercial loans to $1.78 billion for the year ended June 30, 2016 from $1.18 billion for the year ended June 30, 2015.  Our commercial loans generally comprise commercial mortgage loans, including multi-family and nonresidential mortgage loans, as well as secured and unsecured commercial business loans.  The increase in the average balance of commercial loans included the effects of loan purchases funded with a portion of the proceeds raised in the Company’s second-step conversion and stock offering that closed in May 2015.

The increase in the average balance of total loans also reflected a net increase in the average balance of residential mortgage loans which increased by $43.5 million to $706.3 million for the year ended June 30, 2016 from $662.9 million for the year ended June 30, 2015.  Our residential mortgages generally comprise one-to four-family first mortgage loans, home equity loans and home equity lines of credit.

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

The effect on interest income attributable to the net increase in the average balance of loans was partially offset by the noted decrease in their average yield.  The average yield on loans decreased by 24 basis points to 3.90% for the year ended June 30, 2016 from 4.14% for the year ended June 30, 2015.  The reduction in the overall yield on our loan portfolio largely reflects the continuing effect of low market interest rates.  Specifically, the average yield on the newly originated loans that provided the incremental growth in the portfolio during fiscal 2016 reflected the generally low level of interest rates prevalent in the marketplace during the period which reduced the overall yield of the loan portfolio.

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

For those same comparative periods, the average balance of mortgage-backed securities increased by $37.6 million to $741.2 million from $703.6 million.  The increase in the average balance of mortgage-backed securities largely reflects the effects of security purchases that outpaced principal repayments between comparative periods.  The increase in the average balance of mortgage-backed securities included the effects of security purchases funded with a portion of the proceeds raised in the Company’s second-step conversion and stock offering that closed in May 2015.

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

The changes in the average balance and average yield on other interest-earning assets between comparative periods largely reflected the effects of a temporary increase in low-yielding cash and cash equivalents held during the fourth quarter of fiscal 2015.  The increase in these short-term liquid assets during that quarter largely reflected the funds received and held during the subscription phase of our second-step conversion and stock offering as well as the excess liquidity held after the closing of the transaction pending their investment into other higher yielding assets during the first quarter of fiscal 2016.

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

The cost of interest-bearing deposits increased by 11 basis points to 0.79% for the year ended June 30, 2016 from 0.68% for the year ended June 30, 2015.  The net increase in the average cost was partly attributable to a 13 basis points increase in the average cost of certificates of deposit which increased to 1.22% for the year ended June 30, 2016 from 1.09% for the year ended June 30, 2015.  For those same comparative periods, the average cost of interest-bearing checking accounts increased nine basis points to 0.59% from 0.50%, while the average cost of savings and club accounts remained stable at 0.16% between those same comparative periods.

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

Additional information regarding the allowance for loan losses and the associated provisions recognized during the year ended June 30, 2016 is presented in the “Business” section of this annual report on Form 10-K, as well as in Note 1 and Note 8 to the audited consolidated financial statements.

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

The noted increase in advertising and marketing expenses was largely attributable to expanded corporate and business line advertising campaigns across the print, electronic media and outdoor advertising formats while the reported increase in deposit insurance expense largely reflected the overall growth in the Company’s total assets that serves as a contributing basis to the calculation of FDIC insurance premiums.

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

In addition to these items, the income tax provision for fiscal 2015 reflected the utilization of a net operating loss carry forward originated by Kearny MHC, our prior mutual holding company, arising from its merger into the Company in conjunction with the second step conversion and stock offering.  The value of that carry-forward had not been recognized in prior years resulting in a $354,000 income tax benefit to the Company during fiscal 2015.  The income tax provision for fiscal 2015 also reflected a $416,000 income tax benefit arising from the exercise of stock options during the year.

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

				For the Years Ended June 30,
	At June 30, 2017			2017				2016				2015
	Actual Balance		Weighted Average Interest Rate	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
	(Dollars In Thousands)
Interest-earning assets:
Loans receivable (1)	$3,249,953		3.77%	$2,955,686		$111,181	3.76%	$2,512,231		$97,956	3.90%	$1,849,785		$76,614	4.14%
Mortgage-backed securities (2)	518,857		2.37	621,618		14,001	2.25	741,163		17,251	2.33	703,576		18,634	2.65
Debt securities: (2)
Tax-exempt	122,178		2.02	114,545		2,300	2.01	110,023		2,191	1.99	101,333		1,978	1.95
Taxable	468,431		2.31	444,890		9,542	2.14	492,381		7,719	1.57	535,914		7,215	1.35
Other interest-earning assets (3)	99,306		2.15	114,121		2,069	1.81	194,451		1,771	0.91	256,212		1,598	0.62
Total interest-earning assets	4,458,725		3.37	4,250,860		139,093	3.27	4,050,249		126,888	3.13	3,446,820		106,039	3.08
Non-interest-earning assets	359,402			355,554				355,110				271,081
Total assets	$4,818,127			$4,606,414				$4,405,359				$3,717,901

Interest-bearing liabilities:
Interest-bearing demand	$847,663		0.54	$769,943		$5,050	0.66	$723,130		$4,245	0.59	$796,963		$3,961	0.50
Savings and club	523,984		0.12	519,535		663	0.13	516,390		851	0.16	515,824		819	0.16
Certificates of deposit	1,291,068		1.35	1,242,857		16,387	1.32	1,116,906		13,577	1.22	1,025,482		11,159	1.09
Total interest-bearing deposits	2,662,715		0.85	2,532,335		22,100	0.87	2,356,426		18,673	0.79	2,338,269		15,939	0.68
Borrowings	806,228		1.57	685,772		14,419	2.10	617,510		13,230	2.14	557,168		9,492	1.70
Total interest-bearing liabilities	3,468,943		1.02	3,218,107		36,519	1.13	2,973,936		31,903	1.07	2,895,437		25,431	0.88
Non-interest-bearing liabilities (4)	292,003			282,005				265,285				246,631
Total liabilities	3,760,946			3,500,112				3,239,221				3,142,068
Stockholders' equity	1,057,181			1,106,302				1,166,138				575,833
Total liabilities and stockholders' equity	$4,818,127			$4,606,414				$4,405,359				$3,717,901

Net interest income						$102,574				$94,985				$80,608
Interest rate spread (5)			2.35%				2.14%				2.06%				2.20%
Net interest margin (6)							2.41%				2.35%				2.34%
Ratio of interest-earning assets to interest-bearing liabilities	1.29	X		1.32	X			1.36	X			1.19	X

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
(4)

Includes actual balance of non-interest-bearing deposits of $267,412,000 at June 30, 2017 and average balances of non-interest-bearing deposits of $249,693,000, $225,396,000, and $217,856,000for the years ended June 30, 2017, 2016 and 2015, respectively.

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

	Year Ended June 30, 2017 versus Year Ended June 30, 2016			Year Ended June 30, 2016 versus Year Ended June 30, 2015
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest and dividend income
Loans receivable	$16,836	$(3,611)	$13,225	$26,010	$(4,668)	$21,342
Mortgage-backed securities	(2,680)	(570)	(3,250)	957	(2,340)	(1,383)
Debt securities:
Tax-exempt	88	21	109	172	41	213
Taxable	(796)	2,619	1,823	(617)	1,121	504
Other interest-earning assets	(943)	1,241	298	(447)	620	173
Total interest-earning assets	$12,504	$(299)	$12,205	$26,076	$(5,227)	$20,849

Interest expense:
Interest-bearing demand	$284	$521	$805	$(391)	$675	$284
Savings and club	4	(192)	(188)	32	-	32
Certificates of deposit	1,627	1,183	2,810	1,034	1,384	2,418
Borrowings	1,440	(251)	1,189	1,103	2,635	3,738
Total interest-bearing liabilities	3,355	1,261	4,616	1,778	4,694	6,472

Change in net interest income	$9,150	$(1,561)	$7,589	$24,298	$(9,921)	$14,377

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

Cash and cash equivalents, consisting primarily of deposits in other banks, decreased $121.0 million to $78.2 million at June 30, 2017 from $199.2 million at June 30, 2016.  The balance of cash and cash equivalents at June 30, 2016 reflected a temporary accumulation of short-term, liquid assets arising from an increase in loan prepayments during the quarter ended June 30, 2016.  The Company reinvested a significant portion of that excess liquidity back into the loan portfolio during the first quarter of fiscal 2017.

The balance of cash and cash equivalents at June 30, 2017 included funds on deposit at other institutions totaling $62.5 million and other cash-related items, consisting primarily of vault cash and cash held by, or in transit to/from, our cash repository service provider, totaling $15.7 million. Cash and equivalents on deposit at other institutions at June 30, 2017 included $4.8 million held by the FHLB, $53.6 million held by the FRB as well as $4.1 million held at three U.S. domestic money center banks representing funds on deposit totaling $2.3 million, $1.0 million and $824,000, respectively, at June 30, 2017.

Management reviews cash flow projections regularly and updates them monthly in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and other deposit withdrawals.  At June 30, 2017, Kearny Bank had commitments to originate and purchase loans totaling $95.2 million compared to $35.6 million at June 30, 2016. As of those same comparative dates, construction loans in process and unused lines of credit were $8.1 and $60.7 million, respectively, compared to $73,000 and $55.4 million, respectively. Kearny Bank had $610.8 million of certificates of deposit maturing in one year at June 30, 2017 compared to $666.1 million at June 30, 2016.

Deposits increased $235.3 million to $2.93 billion at June 30, 2017 from $2.69 billion at June 30, 2016.  Between those comparative periods, non-interest-bearing demand deposits increased $28.7 million to $267.4 million, interest-bearing demand deposits increased $115.0 million to $847.7 million, savings and club deposits increased $8.0 million to $524.0 million while certificates of deposit increased $83.6 million to $1.29 billion.

Borrowings from the FHLB of New York and other sources are generally available to supplement Kearny Bank’s liquidity position and to the extent that maturing deposits do not remain with us, management may replace the funds with such borrowings.  Kearny Bank has the capacity to borrow additional funds from the FHLB by taking additional long-term or short-term advances including overnight borrowings.  As of June 30, 2017, Kearny Bank’s borrowing potential was $882.1 million without pledging additional collateral.

The following table sets forth information concerning balances and interest rates on our short-term borrowings at and for the periods shown:

	At or For the Years Ended June 30,
	2017	2016	2015
	(Dollars in Thousands)
Balance at end of year	$625,000	$425,000	$375,000
Average balance during year	$498,115	$425,025	$375,285
Maximum outstanding at any month end	$625,000	$425,000	$475,000
Weighted average interest rate at end of year	1.29%	0.69%	0.39%
Weighted average interest rate during year	0.85%	0.58%	0.39%

The following table discloses our contractual obligations and commitments as of June 30, 2017.

	At June 30, 2017
	Less than One Year	One to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(In Thousands)
Contractual obligations
Operating lease obligations	$2,074	$3,674	$2,763	$4,320	$12,831
Certificates of deposit	610,763	491,983	181,856	6,466	1,291,068
Federal Home Loan Bank Advances	630,225	-	469	145,000	775,694

Total contractual obligations	$1,243,062	$495,657	$185,088	$155,786	$2,079,593

Commitments
Undisbursed funds from approved lines of credit (1)	$16,365	$10,810	$4,185	$29,312	$60,672
Construction loans in process (1)	8,088	-	-	-	8,088
Other commitments to extend credit (1)	95,171	-	-	-	95,171

Total commitments	$119,624	$10,810	$4,185	$29,312	$163,931

(1)	Represents amounts committed to customers.

In addition to the loan commitments noted above, the Company has outstanding commitments to originate loans held for sale totaling $18.4 million at June 30, 2017.  Origination commitments on loans held for sale whose terms include interest rate locks to borrowers are generally paired with a “non-binding” best-efforts commitment to sell the loan to a buyer at a fixed price and within a predetermined timeframe after the sale commitment is established.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving Kearny Bank’s facilities.  These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase securities or mortgage-backed securities and commitments to extend credit to meet the financing needs of our customers. We had no significant off-balance sheet commitments to purchase securities as of June 30, 2017.

In addition to the commitments noted above, Kearny Bank is party to standby letters of credit totaling approximately $715,000 at June 30, 2017 through which we guarantee certain specific business obligations of our commercial customers.

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

At June 30, 2017, outstanding loan commitments relating to loans held in portfolio totaled $163.9 million compared to $91.0 million at June 30, 2016. As of that same date, the Company also had outstanding commitments to originate loans held for sale totaling $18.4 million that are considered derivative instruments whose values are not considered to be material for financial statement reporting purposes.  Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  For additional information regarding our outstanding lending commitments at June 30, 2017, see Note 14 and Note 18 to the audited consolidated financial statements.

Capital

Consistent with our goals to operate as a sound and profitable financial organization, Kearny Financial and Kearny Bank actively seek to maintain our well capitalized status in accordance with regulatory standards.  As of June 30, 2017, Kearny Financial and Kearny Bank exceeded all capital requirements of the federal banking regulators and were considered “well capitalized”.

Kearny Bank’s regulatory capital ratios at June 30, 2017 were as follows: Tier 1 leverage ratio 15.47%; Common Equity Tier I risk‑based capital 22.39%; Tier I risk‑based capital 22.39%; and total risk‑based capital 23.30%.

Kearny Financial’s regulatory capital ratios at June 30, 2017 were as follows: Tier 1 leverage ratio 20.11%; Common Equity Tier I risk‑based capital 29.08%; Tier I risk‑based capital 29.08%; and total risk‑based capital 29.98%.

The regulatory capital requirements to be considered well capitalized at June 30, 2017 were as follows: Tier 1 leverage ratio 5.0%; Common Equity Tier I risk‑based capital 6.5%; Tier I risk‑based capital 8.0%; and total risk‑based capital 10.0%.

For additional information regarding regulatory capital at June 30, 2017, see Note 16 to the audited consolidated financial statements.

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

Recent Accounting Pronouncements

For a discussion of the expected impact of recently issued accounting pronouncements that have yet to be adopted by us, please refer to Note 2 to the audited consolidated financial statements.

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

With respect to the maturity and re-pricing of our interest-bearing liabilities, at June 30, 2017, $610.8 million, or 47.3%, of our certificates of deposit mature within one year with an additional $354.7 million, or 27.5%, of our certificates of deposit maturing after one year but within two years. The remaining $325.6 million or 25.2% of certificates, at June 30, 2017 have remaining terms to maturity exceeding two years.

Excluding fair value adjustments, the balance of FHLB advances totaled $775.7 million at June 30, 2017 and comprised both short-term and long-term advances with fixed rates of interest. Short-term FHLB advances generally have original maturities of less than one year and may include overnight borrowings which the Bank typically utilizes to address short term funding needs as they arise. Short-term FHLB advances at June 30, 2017 included $625.0 million of 90-day FHLB term advances that are generally forecasted to be periodically redrawn at maturity for the same 90 day term as the original advance. Based on this presumption, the Bank has utilized interest rate swaps to effectively extend the duration of each of these advances at the time they were drawn to effectively fix their cost for a period of five years.

Long-term advances generally include advances with original maturities of greater than one year. At June 30, 2017, our outstanding balance of long-term FHLB advances totaled $150.7 million. Such advances included $145.0 million of fixed-rate, callable term advances and $5.2 million of fixed-rate, non-callable term advances as well as a $469,000 fixed-rate amortizing advance.

With respect to the maturity and re-pricing of our interest-earning assets, at June 30, 2017, $37.0 million, or 1.1% of our total loans, will reach their contractual maturity dates within one year with the remaining $3.21 billion, or 98.9% of total loans having remaining terms to contractual maturity in excess of one year. Of loans maturing after one year, $1.48 billion had fixed rates of interest while the remaining $1.73 billion had adjustable rates of interest, with such loans representing 45.6% and 53.3% of total loans, respectively.

At June 30, 2017, $39.6 million, or 3.6% of our total securities, will reach their contractual maturity dates within one year with the remaining $1.07 billion, or 96.4% of total securities, having remaining terms to contractual maturity in excess of one year. Of the latter category, $639.7 million comprising 57.8% of our total securities had fixed rates of interest while the remaining $427.8 million comprising 38.6% of our total securities had adjustable or floating rates of interest.

At June 30, 2017, mortgage-related assets, including mortgage loans and mortgage-backed securities, totaled $3.67 billion and comprised 76.2% of total assets. In addition to remaining term to maturity and interest rate type as discussed above, other factors contribute significantly to the level of interest rate risk associated with mortgage-related assets. In particular, the scheduled amortization of principal and the borrower’s option to prepay any or all of a mortgage loan’s principal balance, where applicable, have a significant effect on the average lives of such assets and, therefore, the interest rate risk associated with them. In general, the prepayment rate on lower yielding assets tends to slow as interest rates rise due to the reduced financial incentive for borrowers to refinance their loans. By contrast, the prepayment rate of higher yielding assets tends to accelerate as interest rates decline due to the increased financial incentive for borrowers to prepay or refinance their loans to comparatively lower interest rates. These characteristics tend to diminish the benefits of falling interest rates to liability sensitive institutions while exacerbating the adverse impact of rising interest rates.

We generally retained our liability sensitivity during fiscal 2017 while the degree of that sensitivity, as measured internally by the institution’s one-year and three-year gap percentages increased modestly during the period. Specifically, our cumulative one-year gap percentage changed to (13.73)% at June 30, 2017 from (9.31)% at June 30, 2016 while our cumulative three-year gap percentage changed to (7.27)% from (6.02)% over those same comparative periods.

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

Notwithstanding these efforts, the risk of further net interest rate spread and margin compression is significant as the yield on our interest-earning assets continues to reflect the impact of the greater declines in longer term market interest rates in recent years compared to the lesser concurrent reductions in shorter term market interest rates that affect the cost of our interest-bearing liabilities. In particular, our ability to further reduce the cost of our interest-bearing deposits is increasingly limited since many of our deposit offering rates are already well below 1.00% at June 30, 2017. Moreover, our liability sensitivity may adversely affect net income in the future as market interest rates continue to increase from their prior historical lows and our cost of interest-bearing liabilities may rise faster than our yield on interest-earning assets.

Given the inherent liability sensitivity of our balance sheet, our business plan also calls for greater expansion into C&I and construction lending. Toward that end, we are continuing to expand our retail lending resources with an experienced team of business lenders focused on the origination of floating-rate and shorter-term fixed-rate loans and the corresponding core deposit account balances typically associated with such relationships. We are also developing an interest rate risk management strategy through which certain longer-duration, fixed-rate commercial mortgage loan originations may be effectively converted into floating-rate assets through the use of interest rate derivatives in loan hedging transactions.  As a complement to these retail business lending strategies, we have also implemented strategies through which floating-rate and other shorter-term fixed-rate C&I and consumer loans are acquired through wholesale resources.

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

The Board of Directors has assigned the responsibility for the operational aspects of the ALM program to our Asset/Liability Management Committee (“ALCO”). The ALCO is a management committee comprising the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Lending Officer, Director of Retail Banking, Chief Risk Officer, Treasurer/Chief Investment Officer and Controller. Additional members of our management team may be asked to participate on the ALCO, as appropriate.

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

As illustrated in the tables below, our EVE would be negatively impacted by an increase in interest rates. This result is expected given our liability sensitivity noted earlier. Specifically, based upon the comparatively shorter maturity and/or re-pricing characteristics of our interest-bearing liabilities compared with that of our interest-earning assets, an upward movement in interest rates would have a disproportionately adverse impact on the present value of our assets compared to the beneficial impact arising from the reduced present value of our liabilities. Hence, our EVE and EVE ratio decline in the increasing interest rate scenarios. The low level of interest rates prevalent at June 30, 2017 and June 30, 2016 precluded the modeling of most decreasing rate scenarios as parallel downward shifts in the yield curve would have resulted in negative interest rates for many points along that curve as of those analysis dates.

The following tables present the results of our internal EVE analysis as of June 30, 2017 and June 30, 2016, respectively.

	June 30, 2017
	Economic Value of Equity ("EVE")			EVE as a % of Present Value of Assets
Change in Interest Rates	$ Amount of EVE	$ Change in EVE	% Change in EVE	EVE Ratio	Change in EVE Ratio
	(Dollars in Thousands)
+300 bps	846,983	(147,879)	(15)%	19.60%	(176)	bps
+200 bps	903,090	(91,772)	(9)%	20.37%	(99)	bps
+100 bps	954,652	(40,210)	(4)%	20.99%	(37)	bps
0 bps	994,862	-	-	21.36%	-
-100 bps	1,020,221	25,359	3%	21.42%	6	bps

	June 30, 2016
	Economic Value of Equity ("EVE")			EVE as a % of Present Value of Assets
Change in Interest Rates	$ Amount of EVE	$ Change in EVE	% Change in EVE	EVE Ratio	Change in EVE Ratio
	(Dollars in Thousands)
+300 bps	893,389	(205,041)	(19)%	21.94%	(282)	bps
+200 bps	970,045	(128,385)	(12)%	23.12%	(164)	bps
+100 bps	1,040,292	(58,138)	(5)%	24.08%	(68)	bps
0 bps	1,098,430	-	-	24.76%	-

As seen in the table above, the dollar amount of EVE and the EVE ratio have declined between comparative periods across most scenarios modeled while the sensitivity of those measures to movements in interest rates between comparative periods decreased.  The decrease in the EVE ratios across all rate scenarios partly reflected the overall decrease in stockholders’ equity arising from the Company’s repurchase of its shares of common stock during the year ended June 30, 2017.  By contrast, the decrease in the sensitivity of EVE to movements in interest rates between comparative periods largely reflects the effects of the additional interest rate derivatives executed during the year ended June 30, 2017 that effectively extended the duration of the Bank’s wholesale funding sources.  These benefits were partially offset by the effects of the modest reduction in short-term liquid assets noted earlier.

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

As illustrated in the tables below, at June 30, 2017, our net interest income (“NII”) would have been only nominally impacted by a parallel upward shift in the yield curve.  By comparison, at June 30, 2016, such a shift in the yield curve would have been positively impacted by the same upward shift in the yield curve.  The prior “asset sensitivity” at June 30, 2016, as measured from an NII perspective, reflected the effect of the temporary increase in short-term liquid assets that was held at that time, as discussed earlier.  In general, the forecasted interest income generated by these additional liquid assets would immediately and fully reflect any corresponding changes in market interest rates, thereby muting the sensitivity of the Company’s NII to movements in interest rates as of those measurement dates.  As noted earlier, however, the excess liquidity that had previously accumulated in cash equivalents through June 30, 2016 was reinvested into the loan portfolio during the first quarter of fiscal 2017.  Throughout the remainder of fiscal 2017, the Company generally sought to reduce the average balance of short-term liquid assets culminating in the significantly reduced balance of cash and equivalents at June 30, 2017 compared to the balance held one year earlier.  The lower balance of short-term liquid assets at June 30, 2017 contributed to the modest increase in NII sensitivity between comparative periods.

To some degree, the NII-based findings contrast with those of the EVE-based analysis discussed above which indicates that the institution was generally liability sensitive at both June 30, 2017 and June 30, 2016.  To a large extent, the level and direction of risk exposure assessed by the NII-based and EVE-based methodologies may differ based on the comparative terms over which risk exposure is measured by those methodologies.  As noted earlier, EVE-based analysis generally takes a longer-term view of interest rate risk by measuring changes in the present value of cash flows of interest-earning assets and interest-bearing liabilities over their expected lives.  By contrast, the NII-based analysis presented below takes a comparatively shorter-term view of interest rate risk by measuring the forecasted changes in the net interest income generated by those interest-earning assets and interest-bearing liabilities over a one-year period. As noted above, the low level of interest rates prevalent at June 30, 2017 and June 30, 2016 precluded the modeling of most decreasing rate scenarios as parallel downward shifts in the yield curve would have resulted in negative interest rates for many points along that curve as of those analysis dates.

			June 30, 2017
			Net Interest Income ("NII")
Change in Interest Rates	Balance Sheet Composition	Measurement Period	$ Amount of NII	$ Change in NII	% Change in NII
			(Dollars In Thousands)
+300 bps	Static	One Year	$105,658	$(727)	(0.68)%
+200 bps	Static	One Year	106,436	51	0.05
+100 bps	Static	One Year	106,614	229	0.22
0 bps	Static	One Year	106,385	-	-
-100 bps	Static	One Year	104,900	(1,485)	(1.40)

			June 30, 2016
			Net Interest Income ("NII")
Change in Interest Rates	Balance Sheet Composition	Measurement Period	$ Amount of NII	$ Change in NII	% Change in NII
			(Dollars In Thousands)
+300 bps	Static	One Year	$98,393	$2,479	2.58%
+200 bps	Static	One Year	97,694	1,780	1.86
+100 bps	Static	One Year	96,739	825	0.86
0 bps	Static	One Year	95,914	-	-

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

Item 8. Financial Statements and Supplementary Data

The Company’s consolidated financial statements are contained in this Annual Report on Form 10-K immediately following Item 16.

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

Management’s report on the Company’s internal control over financial reporting appears in the Company’s consolidated financial statements that are contained in this Annual Report on Form 10-K immediately following Item 16.  Such report is incorporated herein by reference.

2.	Report of Independent Registered Public Accounting Firm.

The report of BDO USA, LLP, an independent registered public accounting firm, on the Company’s internal control over financial reporting appears in the Company’s consolidated financial statements that are contained in this Annual Report on Form 10-K immediately following Item 16.  Such report is incorporated herein by reference.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information that appears under the headings “Section 16(a) Beneficial Ownership Reporting Compliance”, “Proposal I – Election of Directors” and “Corporate Governance” in the Registrant’s definitive proxy statement for the Registrant’s 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year end (the “Proxy Statement”) is incorporated herein by reference.

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer.  A copy of the code of ethics is available on our website at www.kearnybank.com or without charge upon request to the Corporate Secretary, Kearny Financial Corp., 120 Passaic Avenue, Fairfield, New Jersey 07004.

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

(d)

Securities Authorized for Issuance Under Equity Compensation Plans.  Set forth below is information as of June 30, 2017 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

	(A)	(B)	(C)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans - Excluding Securities Reflected in Column (A)
Equity compensation plans approved by stockholders (1):
2005 Stock Compensation and Incentive Plan	279,295	$10.02	-
2016 Equity Incentive Plan	4,677,390	$15.35	533,934

Equity compensation plans not approved by stockholders:
None.	-	$-	-

Total	4,956,685	$15.05	533,934

(1)

The number of securities reported in column (A) includes 147,606 vested options and 3,390,768 non-vested options outstanding as of June 30, 2017.  In addition to these options, restricted stock awards of 1,418,311 shares were also non-vested as of June 30, 2017.  The non-vested options and restricted stock awards are earned at the rate of 20% one year after the date of the grant and 20% annually thereafter.  As of June 30, 2017, there were 136,306 restricted shares and 397,628 options remaining available for award under the approved equity compensation plans and are reported under column (C) as securities remaining available for future issuance under such plans.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(1) The following financial statements and the independent auditors’ report appear in this Annual Report on Form 10-K immediately after Item 16:

(2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3) The following exhibits are filed as part of this annual report on Form 10-K:

3.1	Articles of Incorporation of Kearny Financial Corp. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-198602), originally filed on September 5, 2014)

3.2	Bylaws of Kearny Financial Corp. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-198602), originally filed on September 5, 2014)

4

Form of Common Stock Certificate of Kearny Financial Corp. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-198602), originally filed on September 5, 2014)

10.1

Amended and Restated Employment Agreement between Kearny Bank and Craig Montanaro dated May 18, 2015 (Incorporated by reference to Exhibit 10.1 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.2

Amended and Restated Employment Agreement between Kearny Financial Corp. and Craig Montanaro dated May 18, 2015 (Incorporated by reference to Exhibit 10.2 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.3

Employment Agreement between Kearny Bank and William C. Ledgerwood dated May 18, 2015 (Incorporated by reference to Exhibit 10.3 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.4

Employment Agreement between Kearny Bank and Patrick M. Joyce dated May 18, 2015 (Incorporated by reference to Exhibit 10.4 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.5

Employment Agreement between Kearny Bank and Eric B. Heyer dated May 18, 2015 (Incorporated by reference to Exhibit 10.5 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.6

Employment Agreement between Kearny Bank and Erika K. Parisi dated May 18, 2015 (Incorporated by reference to Exhibit 10.6 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.7

Form of Two Year Change in Control Agreement between Kearny Bank and Certain Officers (Incorporated by reference to Exhibit 10.7 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.8

Directors Consultation and Retirement Plan as Amended and Restated (Incorporated by reference to Exhibit 10.8 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.9

Amended and Restated Benefit Equalization Plan for Pension Plan (Incorporated by reference to Exhibit 10.9 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.10

Amended and Restated Benefits Equalization Plan Related to the Employee Stock Ownership Plan (Incorporated by reference to Exhibit 10.10 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.11

Kearny Bank Director Life Insurance Agreement (Incorporated by reference to Exhibit 10.1 to Kearny Financial Corp.’s Current Report on Form 8-K (File No. 000-51093), originally filed on August 18, 2005) †

10.12

Form of Amendment to Kearny Bank Director Life Insurance Agreement (Incorporated by reference to Exhibit 10.14 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.13

Kearny Bank Executive Life Insurance Agreement (Incorporated by reference to Exhibit 10.2 to Kearny Financial Corp.’s Current Report on Form 8-K (File No. 000-51093), originally filed on August 18, 2005) †

10.14

Form of Amendment to Kearny Bank Executive Life Insurance Agreement (Incorporated by reference to Exhibit 10.16 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.15

Kearny Bank Officer Change in Control Severance Pay Plan (Incorporated by reference to Exhibit 10.17 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015) †

10.16

Kearny Bank Executive Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to Kearny Financial Corp.’s Current Report on Form 8-K (File No. 001-37399), originally filed on September 23, 2016) †

10.17

Amendment to Freeze Benefit Accruals Under the Kearny Financial Corp. Directors Consultation and Retirement Plan (Incorporated by reference to Exhibit 10.1 to Kearny Financial Corp.’s Current Report on Form 8-K (File No. 001-37399), originally filed on December 23, 2015) †

10.18	Kearny Financial Corp. 2016 Equity Incentive Plan (Incorporated by reference to Appendix A to Kearny Financial Corp’s Proxy Statement (File No. 001-37399), originally filed on September 14, 2016) †

11	Statement Regarding Computation of Earnings per Share

14	Code of Ethics*

21	Subsidiaries of Registrant (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-198602), originally filed on September 5, 2014)

23.1	Consent of BDO USA, LLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s Annual Report to Stockholders on Form 10-K for the year ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

Item 16. Form 10-K Summary

Not applicable.

120 Passaic Avenue ● Fairfield, NJ 07004-3510 ● 973-244-4500

August 29, 2017

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

The Company’s management assessed the effectiveness of internal control over financial reporting as of June 30, 2017.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).  Based on its assessment, management believes that, as of June 30, 2017, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effective operation of the Company’s internal control over financial reporting as of June 30, 2017, a copy of which is included in this annual report.

/s/ Craig L. Montanaro	/s/ Eric B. Heyer
Craig L. Montanaro	Eric B. Heyer
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Tel: +212 885-8000 Fax: +212 697-1299 www.bdo.com	100 Park Avenue New York, NY 10017

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Kearny Financial Corp.

Fairfield, New Jersey

We have audited Kearny Financial Corp. and Subsidiaries’ (collectively the “Company”) internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kearny Financial Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Kearny Financial Corp. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Kearny Financial Corp. and Subsidiaries as of June 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2017 and our report dated August 29, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York

August 29, 2017

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Kearny Financial Corp.

Fairfield, New Jersey

We have audited the accompanying consolidated statements of financial condition of Kearny Financial Corp. and Subsidiaries (collectively the “Company”) as of June 30, 2017 and 2016 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2017.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kearny Financial Corp. and Subsidiaries at June 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kearny Financial Corp.’s internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 29, 2017, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York

August 29, 2017

BDO USA, LLP, a Delaware limited liability partnership, is the U.S. member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

BDO is the brand name for the BDO network and for each of the BDO Member Firms.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In Thousands, Except Share and Per Share Data)

	June 30,
	2017	2016
Assets
Cash and amounts due from depository institutions	$18,889	$21,328
Interest-bearing deposits in other banks	59,348	177,872
Cash and cash equivalents	78,237	199,200
Debt securities available for sale (amortized cost $445,896 and $402,137)	444,497	389,910
Mortgage-backed securities available for sale (amortized cost $170,249 and $276,111)	169,263	283,627
Securities available for sale	613,760	673,537
Debt securities held to maturity (fair value $145,505 and $169,794)	144,713	167,171
Mortgage-backed securities held to maturity (fair value $350,289 and $422,690)	348,608	410,115
Securities held to maturity	493,321	577,286
Loans held-for-sale	4,692	3,316
Loans receivable, including unamortized yield adjustments of $2,808 and $2,606	3,245,261	2,673,987
Less allowance for loan losses	(29,286)	(24,229)
Net loans receivable	3,215,975	2,649,758
Premises and equipment	39,585	38,385
Federal Home Loan Bank of New York ("FHLB") stock	39,958	30,612
Accrued interest receivable	12,493	11,212
Goodwill	108,591	108,591
Bank owned life insurance	181,223	176,016
Deferred income tax assets, net	15,454	25,973
Other assets	14,838	6,173
Total Assets	$4,818,127	$4,500,059

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest-bearing	$267,412	$238,751
Interest-bearing	2,662,715	2,456,082
Total deposits	2,930,127	2,694,833
Borrowings	806,228	614,423
Advance payments by borrowers for taxes	8,711	7,906
Other liabilities	15,880	35,268
Total Liabilities	3,760,946	3,352,430

Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 800,000,000 shares authorized; 84,350,848 shares and 91,821,910 shares issued and outstanding, respectively	844	918
Paid-in capital	728,790	849,173
Retained earnings	361,039	350,806
Unearned employee stock ownership plan shares; 3,562,382 shares and 3,763,078 shares, respectively	(34,536)	(36,481)
Accumulated other comprehensive income (loss)	1,044	(16,787)
Total Stockholders' Equity	1,057,181	1,147,629
Total Liabilities and Stockholders' Equity	$4,818,127	$4,500,059

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Income

(In Thousands, Except Per Share Data)

	Years Ended June 30,
	2017	2016	2015
Interest Income
Loans	$111,181	$97,956	$76,614
Mortgage-backed securities	14,001	17,251	18,634
Debt securities:
Taxable	9,542	7,719	7,215
Tax-exempt	2,300	2,191	1,978
Other interest-earning assets	2,069	1,771	1,598
Total Interest Income	139,093	126,888	106,039

Interest Expense
Deposits	22,100	18,673	15,939
Borrowings	14,419	13,230	9,492
Total Interest Expense	36,519	31,903	25,431
Net Interest Income	102,574	94,985	80,608
Provision for Loan Losses	5,381	10,690	6,108
Net Interest Income after Provision for Loan Losses	97,193	84,295	74,500

Non-Interest Income
Fees and service charges	3,289	3,516	2,914
(Loss) gain on sale and call of securities	(1)	2	7
Gain on sale of loans	1,535	436	111
Loss on sale and write down of real estate owned	(106)	(137)	(793)
Income from bank owned life insurance	5,207	5,563	3,999
Electronic banking fees and charges	1,080	1,091	1,037
Miscellaneous	344	256	666
Total Non-Interest Income	11,348	10,727	7,941

Non-Interest Expense
Salaries and employee benefits	47,818	42,105	39,242
Net occupancy expense of premises	8,018	7,487	7,537
Equipment and systems	8,350	7,729	7,875
Advertising and marketing	2,626	2,020	1,208
Federal deposit insurance premium	1,334	2,708	2,534
Directors' compensation	1,982	812	709
Contribution to charitable foundation	-	-	10,000
Miscellaneous	10,990	9,556	8,976
Total Non-Interest Expense	81,118	72,417	78,081
Income before Income Taxes	27,423	22,605	4,360
Income tax expense (benefit)	8,820	6,783	(1,269)
Net Income	$18,603	$15,822	$5,629

Net Income per Common Share (EPS)
Basic	$0.22	$0.18	$0.06
Diluted	$0.22	$0.18	$0.06
Weighted Average Number of Common Shares Outstanding
Basic	84,590	89,591	91,717
Diluted	84,661	89,625	91,841

Dividends Declared Per Common Share	$0.10	$0.08	$-

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In Thousands)

	Years Ended June 30,
	2017	2016	2015
Net Income	$18,603	$15,822	$5,629

Other Comprehensive Income (Loss):

Net unrealized gain (loss) on securities available for sale, net of deferred income tax expense (benefit) of:
2017 $815; 2016 $(2,064); 2015 $(481)	1,108	(2,502)	(750)

Net (loss) gain on securities transferred from available for sale to held to maturity, net of deferred income tax (benefit) expense of:
2017 $(22); 2016 $4; 2015 $(31)	(31)	5	(44)

Net realized loss (gain) on securities available for sale, net of income tax expense (benefit) of:
2017 $164; 2016 $0; 2015 $(3)	238	-	(4)

Fair value adjustments on derivatives, net of deferred income tax expense (benefit) of:
2017 $11,290; 2016 $(4,161); 2015 $(3,117)	16,347	(6,026)	(4,512)

Benefit plan adjustments, net of deferred income tax expense (benefit) of:
2017 $116; 2016 $(349); 2015 $(117)	169	(503)	(171)

Total Other Comprehensive Income (Loss)	17,831	(9,026)	(5,481)

Total Comprehensive Income	$36,434	$6,796	$148

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands)

	Common Stock		Paid-In	Retained	Unearned ESOP	Treasury	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Stock	Loss	Total
Balance - June 30, 2014	92,856	$7,378	$231,870	$336,355	$(3,879)	$(74,768)	$(2,280)	$494,676

Net income	-	-	-	5,629	-	-	-	5,629
Other comprehensive loss, net of income tax benefit	-	-	-	-	-	-	(5,481)	(5,481)
Corporate reorganization
Conversion of Kearny MHC	(3,589)	(5,843)	676,503	-	-	-	-	670,660
Issuance of shares to charitable foundation	500	5	4,995	-	-	-	-	5,000
Purchase of shares by ESOP	3,613	36	36,089		(36,125)			-
Retirement of treasury stock	-	(641)	(72,894)	-	-	73,535	-	-
Contribution of MHC	-	-	-	164	-	-	-	164
ESOP shares committed to be released (201 shares)	-	-	490	-	1,577	-	-	2,067
Stock option expense	-	-	177	-	-	-	-	177
Treasury stock reissued for stock option exercises	148	-	132	-	-	1,233	-	1,365
Restricted stock plan shares earned (32 shares)	-	-	306	-	-	-	-	306
Settlement of stock options with cash in lieu of shares	-	-	(7,188)	-	-	-	-	(7,188)

Balance - June 30, 2015	93,528	$935	$870,480	$342,148	$(38,427)	$-	$(7,761)	$1,167,375

	Common Stock		Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Loss	Total
Balance - June 30, 2015	93,528	$935	$870,480	$342,148	$(38,427)	$(7,761)	$1,167,375

Net income	-	-	-	15,822	-	-	15,822
Other comprehensive loss, net of income tax benefit	-	-	-	-	-	(9,026)	(9,026)
ESOP shares committed to be released (201 shares)	-	-	492	-	1,946	-	2,438
Stock option expense	-	-	160	-	-	-	160
Share repurchases	(1,706)	(17)	(22,269)	-	-	-	(22,286)
Restricted stock plan shares earned (35 shares)	-	-	310	-	-	-	310
Cash dividends declared ($0.08 per common share)	-	-	-	(7,164)	-	-	(7,164)

Balance - June 30, 2016	91,822	$918	$849,173	$350,806	$(36,481)	$(16,787)	$1,147,629

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands)

	Common Stock		Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	(Loss) Income	Total
Balance - June 30, 2016	91,822	$918	$849,173	$350,806	$(36,481)	$(16,787)	$1,147,629

Net income	-	-	-	18,603	-	-	18,603
Other comprehensive income, net of income tax expense	-	-	-	-	-	17,831	17,831
ESOP shares committed to be released (201 shares)	-	-	972	-	1,945	-	2,917
Stock option exercise	62	1	481	-	-	-	482
Stock option expense	-	-	1,275	-	-	-	1,275
Share repurchases	(8,886)	(89)	(125,913)	-	-	-	(126,002)
Issuance of shares for stock benefit plan	1,387	14	(14)	-	-	-	-
Cancellation of expired, ungranted shares issued for stock benefit plan	(34)	-	183	-	-	-	183
Restricted stock plan shares earned (176 shares)	-	-	2,633	-	-	-	2,633
Cash dividends declared ($0.10 per common share)	-	-	-	(8,370)	-	-	(8,370)

Balance - June 30, 2017	84,351	$844	$728,790	$361,039	$(34,536)	$1,044	$1,057,181

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands, Except Share and Per Share Data)

	Years Ended June 30,
	2017	2016	2015
Cash Flows from Operating Activities:
Net income	$18,603	$15,822	$5,629
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	2,843	2,988	2,942
Net amortization of premiums, discounts and loan fees and costs	4,935	4,739	2,536
Deferred income taxes	(1,843)	(1,578)	(3,388)
Realized gain on bargain purchase	-	-	(370)
Amortization of intangible assets	138	167	193
Amortization of benefit plans’ unrecognized net loss	65	59	75
Provision for loan losses	5,381	10,690	6,108
Loss on write-down and sales of real estate owned	106	137	793
Loans originated for sale	(85,806)	(9,215)	-
Proceeds from sale of loans held-for-sale	85,144	5,981	-
Gain on sale of loans held-for-sale, net	(713)	(82)	-
Realized gain on sale of loans	(822)	(354)	(111)
Proceeds from sale of loans	10,411	14,224	1,343
Realized loss on sale/call of debt securities available for sale	10	-	594
Realized gain on call of debt securities held to maturity	(31)	(2)	-
Realized loss (gain) on sale of mortgage-backed securities available for sale	391	-	(601)
Realized gain on sale of mortgage-backed securities held to maturity	(369)	-	-
Realized gain on disposition of premises and equipment	(9)	(14)	(14)
Increase in cash surrender value of bank owned life insurance	(5,207)	(5,563)	(2,565)
ESOP, stock option plan and restricted stock plan expenses	6,825	2,908	2,550
Contribution of stock to charitable foundation	-	-	5,000
Increase in interest receivable	(1,281)	(1,339)	(860)
Decrease (increase) in other assets	59	(1,145)	(8,533)
Increase in interest payable	468	205	39
(Decrease) increase in other liabilities	(768)	549	9,142
Net Cash Provided by Operating Activities	38,530	39,177	20,502

Cash Flows from Investing Activities:
Purchase of debt securities available for sale	(138,388)	-	(52,528)
Proceeds from sale of debt securities available for sale	-	-	39,444
Proceeds from repayments of debt securities available for sale	94,964	20,851	868
Purchases of mortgage-backed securities available for sale	(30,663)	-	(10,384)
Principal repayments on mortgage-backed securities available for sale	52,169	67,224	79,825
Proceeds from sale of mortgage-backed securities available for sale	83,008	-	17,780
Purchase of debt securities held to maturity	(34,429)	(12,233)	(10,015)
Proceeds from repayments of debt securities held to maturity	56,668	64,704	6,353
Purchases of mortgage-backed securities held to maturity	-	(17,550)	(186,029)
Principal repayments on mortgage-backed securities held to maturity	54,656	48,804	37,257
Proceeds from sale of mortgage-backed securities held to maturity	5,300	-	-
Purchase of loans	(143,633)	(356,421)	(233,104)
Net increase in loans receivable	(440,845)	(233,913)	(134,222)
Proceeds from sale of real estate owned	1,026	2,225	1,748
Additions to premises and equipment	(4,035)	(2,193)	(2,052)
Proceeds from cash settlement of premises and equipment	-	14	50
Purchase of bank owned life insurance	-	-	(80,000)
Proceeds from repayment of BOLI cash surrender value	-	-	933
Purchase of FHLB stock	(26,765)	(3,711)	(11,518)
Redemption of FHLB stock	17,419	567	10,040
Cash received from MHC in merger	-	-	162
Net Cash Used in Investing Activities	$(453,548)	$(421,632)	$(525,392)

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands, Except Share and Per Share Data)

	Years Ended June 30,
	2017	2016	2015

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	$235,079	$229,164	$(14,149)
Repayment of term FHLB advances	(2,103,103)	(1,657,599)	(1,600,094)
Proceeds from term FHLB advances	2,300,000	1,700,000	1,672,000
Net change in overnight borrowings	-	-	(17,000)
Net (decrease) increase in other short-term borrowings	(5,103)	541	4,356
Net increase (decrease) in advance payments by borrowers for taxes	805	(1,137)	42
Repurchase and cancellation of common stock of Kearny Financial Corp.	(126,002)	(22,286)	-
Cancellation of expired, ungranted shares issued for stock benefit plan	183	-	-
Issuance of common stock of Kearny Financial Corp. from treasury	-	-	1,365
Dividends paid	(8,286)	(7,164)	-
Net proceeds from sale of common stock	-	-	706,785
Loan to ESOP for purchase of common stock	-	-	(36,125)
Exercise of stock options	482	-	-
Payment of cash for exercise of stock options	-	-	(7,188)
Net Cash Provided by Financing Activities	294,055	241,519	709,992
Net (Decrease) Increase in Cash and Cash Equivalents	(120,963)	(140,936)	205,102
Cash and Cash Equivalents - Beginning	199,200	340,136	135,034
Cash and Cash Equivalents - Ending	$78,237	$199,200	$340,136

Supplemental Disclosures of Cash Flows Information:
Cash paid during the year for:
Income taxes, net of refunds	$9,483	$9,177	$1,905
Interest	$36,051	$31,698	$25,341

Non-cash investing activities:
Acquisition of real estate owned in settlement of loans	$1,939	$2,247	$1,860
Fair value of assets acquired, net of cash and cash equivalents acquired	$-	$-	$319

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

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of financial condition and revenues and expenses for the periods then ended.  Actual results could differ significantly from those estimates.  Material estimates, and judgements that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the evaluation of goodwill for impairment, identification of other-than-temporary impairment of securities and the determination of the amount of deferred tax assets which are more likely than not to be realized.  While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the market area.  Moreover, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the recognition of additions to the allowance based on their judgments about information available to them at the time of their examination.  Additionally, subsequent evaluations of the Company’s goodwill that originated from the application of purchase accounting associated with the Company’s prior acquisition of five community banks could identify impairments to the intangible asset that would result in future charges to earnings.  Finally, the determination of the amount of deferred tax assets more likely than not to be realized is dependent on projections of future earnings, which are subject to frequent change.

Business of the Company and Subsidiaries

The Company’s primary business is the ownership and operation of the Bank.  The Bank is principally engaged in the business of attracting deposits from the general public at its 42 locations in New Jersey and New York and using these deposits, together with other funds, to originate or purchase loans for its portfolio and invest in securities.  Loans originated or purchased by the Bank generally include loans collateralized by residential and commercial real estate augmented by secured and unsecured loans to businesses and consumers.  The investment securities purchased by the Bank generally include U.S. agency mortgage-backed securities, U.S. government and agency debentures, bank-qualified municipal obligations, corporate bonds, asset-backed securities, collateralized loan obligations and subordinated debt.  The Company maintains a small balance of single issuer trust preferred securities and non-agency mortgage-backed securities that were acquired through its purchase of other institutions.  The Company does not actively purchase such securities.

At June 30, 2017, the Bank had two wholly owned subsidiaries: KFS Financial Services, Inc. and CJB Investment Corp.  KFS Financial Services, Inc., incorporated as a New Jersey corporation in 1994 under the name of South Bergen Financial Services, Inc., was acquired in Kearny’s merger with South Bergen Savings Bank in 1999 and was renamed KFS Financial Services, Inc. in 2000.  It is a service corporation subsidiary originally organized for selling insurance products to Bank customers and the general public through a third party networking arrangement.

During the year ended June 30, 2014, KFS Insurance Services, Inc. was created as a wholly owned subsidiary of KFS Financial Services, Inc. for the primary purpose of acquiring insurance agencies.  Both KFS Financial Services Inc. and KFS Insurance Services Inc. were considered inactive during the three-year period ended June 30, 2017.

CJB Investment Corp. was acquired by the Bank through the Company’s acquisition of Central Jersey Bancorp in November 2010.  CJB Investment Corp was organized under New Jersey law as a New Jersey Investment Company and remained active through the three-year period ended June 30, 2017.

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

Concentration of Risk

Financial instruments which potentially subject the Company and its subsidiaries to concentrations of credit risk consist of cash and cash equivalents, mortgage-backed and non-mortgage-backed securities and loans receivable.  Cash and cash equivalents include deposits placed in other financial institutions.  At June 30, 2017, the Company had cash and cash equivalents of $78.2 million comprising funds on deposit at other institutions totaling $62.5 million and other cash-related items, consisting primarily of vault cash and cash held by, or in transit to/from, our cash repository service provider, totaling $15.7 million.  Cash and equivalents on deposit at other institutions at June 30, 2017 included $4.8 million held by the Federal Home Loan Bank of New York (“FHLB”), $53.6 million held by the Federal Reserve Bank of New York (“FRB”) as well as $4.2 million held at two U.S. domestic money center banks representing funds on deposit totaling $3.2 million and $1.0 million, respectively, at June 30, 2017.

By comparison, at June 30, 2016, the Company had cash and cash equivalents of $199.2 million comprising funds on deposit at other institutions totaling $180.8 million and other cash-related items, consisting primarily of vault cash and cash held by, or in transit to/from, our cash repository service provider, totaling $18.4 million.  Cash and equivalents on deposit at other institutions at June 30, 2016 was comprised of $11.2 million held by the FHLB, $147.0 million held by the FRB and a total of $22.6 million held at three U.S. domestic money center banks representing funds on deposit totaling $13.4 million, $8.9 million and $281,000, respectively, at June 30, 2016.

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

The loans considered by the Company to be eligible for individual impairment review include its commercial mortgage loans, comprising multi-family and nonresidential real estate loans, construction loans, commercial business loans as well as its one- to four-family mortgage loans, home equity loans and home equity lines of credit.

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

Valuation allowances established through the second tier of the loss measurement process utilize historical and environmental loss factors to collectively estimate the level of probable losses within defined segments of the Company’s loan portfolio.  These segments aggregate homogeneous subsets of loans with similar risk characteristics based upon loan type.  For allowance for loan loss calculation and reporting purposes, the Company currently stratifies its loan portfolio into seven primary categories: residential mortgage loans, multi-family mortgage loans, non-residential mortgage loans, construction loans, commercial business loans, home equity loans, and other consumer loans.

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

Home equity loans generally share the same risks as those applicable to residential mortgage loans.  However, to the extent that such loans represent junior liens, they are comparatively more susceptible to such risks given their subordinate position behind senior liens.

In addition to sharing similar risks as those presented by residential mortgage loans, risks relating to multi-family and non-residential mortgage loans also arise from comparatively larger loan balances to single borrowers or groups of related borrowers. Moreover, the repayment of such loans is typically dependent on the successful operation of an underlying real estate project and may be further threatened by adverse changes to demand and supply of commercial real estate as well as changes generally impacting overall business or economic conditions.

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

Finally, our unsecured consumer loans generally have shorter terms and higher interest rates than other forms of lending but generally involve more credit risk due to the lack of collateral to secure the loan in the event of borrower default.  Consumer loan repayment is dependent on the borrower's continuing financial stability, and therefore is more likely to be adversely affected by job loss, divorce, illness and personal bankruptcy. By contrast, our consumer loans also include account loans that are fully secured by the borrower’s deposit accounts and generally present nominal risk to the Company.

Each primary category is further stratified to distinguish between loans originated and purchased directly from third party lenders from loans acquired through wholesale channels or through business combinations.  Where applicable, such primary categories separately identify loans that are supported by government guarantees, such as those issued by the SBA.  Within these primary categories, loans are grouped into more granular segments based on common risk characteristics.  For example, loans secured by real estate, such as residential and commercial mortgage loans, are generally grouped into segments by underlying property type while commercial business loans are grouped into segments based on business or industry type.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

In regard to historical loss factors, the Company’s allowance for loan loss calculation calls for an analysis of historical charge-offs and recoveries for each of the defined segments within the loan portfolio.  The Company utilizes a two-year moving average of annualized net charge-off rates (charge-offs net of recoveries) by loan segment, where available, to calculate its actual, historical loss experience.  The outstanding principal balance of the non-impaired portion of each loan segment is multiplied by the applicable historical loss factor, which is updated quarterly, to estimate the level of probable losses based upon the Company’s historical loss experience.

As noted, the second tier of the Company’s allowance for loan loss calculation also utilizes environmental loss factors to estimate the probable losses within the loan portfolio. Environmental loss factors are based on specific quantitative and qualitative criteria that are used to assess the level of loss exposure arising from key sources of risk within the loan portfolio.  Such sources of risk include those relating to the level of and trends in nonperforming loans; the level of and trends in credit risk management effectiveness, the levels and trends in lending resource capability; levels and trends in economic and market conditions; levels and trends in loan concentrations; levels and trends in loan composition and terms, levels and trends in independent loan review effectiveness, levels and trends in collateral values and the effects of other external factors.

The Company utilizes a set of seven risk tranches, ranging from “negligible risk” to “severe risk”, that establishes a pre-defined range of potential risk ratings to be ascribed each criteria component supporting an environmental loss factor.  Risk ratings of zero and 30 are ascribed to the “negligible risk” and “severe risk” tranches, respectively, which generally serve as the upper and lower thresholds for the potential range of risk rating values across all risk tranches.  The remaining five risk tranches, ranging from “low risk” to “high risk”, utilize progressively higher ranges of potential risk ratings reflecting the increased level of risk associated with each tranche.

As noted earlier, the Company utilizes both quantitative and qualitative criteria to support its assessment of risk and associated credit loss estimates using environmental loss factors.  In the case of quantitative criteria, the Company associates pre-defined ranges of potential criteria values with each of the risk tranches noted above.  Through this mechanism, quantitative criteria values are correlated to specific risk tranches.  For loss factor criteria that are based on wholly qualitative metrics, the Company simply ascribes a risk tranche directly to that criteria based on management judgement.  In both cases, the actual risk ratings ascribed by management to criteria components are generally expected to fall within the pre-defined range of risk ratings assigned to the applicable risk tranche.

Risk ratings are multiplied by .01% to calculate a loss factor value attributable to each of the criteria components supporting an environmental loss factor. The average of the loss factor values ascribed to the criteria components generally serves as the aggregate value for that loss factor.  Where appropriate, the criteria components supporting a loss factor may be “weighted” in relation to one another to allow for greater emphasis on certain criteria in the calculation of an environmental loss factor.

Like the historical loss factors discussed above, the Company generally utilizes a two-year moving average of criteria values, where available, to determine the risk tranche and associated set of potential risk ratings to be ascribed to the criteria components supporting an environmental loss factor.  By doing so, estimated losses should be directionally consistent with the overall credit risk characteristics and performance of the loan portfolio over time while avoiding significant short-term volatility arising from incremental changes to criteria values.  Where appropriate, the Company may extend or compress criteria look-back periods to properly reflect the level of credit risk and estimated losses within a specified subset of loans.  The outstanding principal balance of the non-impaired portion of each loan segment is multiplied by the aggregate value of each environmental loss factor, which is updated quarterly, to estimate the level of probable losses attributable to that factor.

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

Goodwill and Other Intangible Assets

Goodwill and other intangible assets principally represent the excess cost over the fair value of the net assets of the institutions acquired in purchase transactions.  Goodwill is evaluated annually by reporting unit and an impairment loss recorded if indicated.  The impairment test is performed in two phases.  The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional impairment evaluation must be performed.  That additional evaluation compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.  An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.  No impairment charges were required to be recorded in the years ended June 30, 2017, 2016 or 2015.  If an impairment loss is determined to exist in the future, such loss will be reflected as an expense in the consolidated statements of income in the period in which the impairment loss is determined.  The balance of other intangible assets at June 30, 2017 and 2016 totaled $292,000 and $430,000, respectively, representing the remaining unamortized balance of the core deposit intangibles ascribed to the value of deposits acquired by the Bank through the acquisition of Central Jersey Bancorp in November 2010 and Atlas Bank in June 2014.

Bank Owned Life Insurance

Bank owned life insurance is accounted for using the cash surrender value method and is recorded at its net realizable value.  The change in the net asset value is recorded as a component of non-interest income.  A deferred liability has been recorded for the estimated cost of postretirement life insurance benefits accruing to applicable employees and directors covered by an endorsement split-dollar life insurance arrangement.  The Company recorded expenses (benefits) of approximately $69,000, $(25,000) and $(16,000) for the years ended June 30, 2017, 2016 and 2015, respectively, attributable to this deferred liability.

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

Income Taxes

The Company and its subsidiaries file consolidated federal income tax returns.  Federal income taxes are allocated to each entity based on their respective contributions to the taxable income of the consolidated income tax returns.  Separate state income tax returns are filed for the Company and its subsidiaries on either a consolidated or unconsolidated basis as required by the jurisdiction.

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

The Company identified no significant income tax uncertainties through the evaluation of its income tax positions as of June 30, 2017 and 2016.  Therefore, the Company has no unrecognized income tax benefits as of those dates.  Our policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the consolidated statements of income.  The Company recognized no interest and penalties during the years ended June 30, 2017, 2016 and 2015.  The tax years subject to examination by the taxing authorities are the years ended June 30, 2016, 2015 and 2014.

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

All derivatives are recognized as either assets or liabilities in the Consolidated Financial Statements at their fair values.  For a derivative designated as a cash flow hedge, the ineffective portion of changes in fair value (i.e. gain or loss) is reported in current period earnings.  The effective portion of the change in fair value is initially recorded as a component of other comprehensive income or loss and subsequently reclassified into earnings when the hedged transaction effects earnings.  For a derivative designated as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the consolidated statement of condition date of June 30, 2017, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

Reclassification

Certain reclassifications have been made in the consolidated financial statements to conform with the current year presentation.  Such reclassifications had no impact on net income or stockholders’ equity as previously reported.

Note 2 – Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  The ASU’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. For public entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.  The Company’s main source of revenue is comprised of net interest income on interest earning assets and liabilities and non-interest income.  The scope of this ASU explicitly excludes net interest income as well as other revenues associated with financial assets and liabilities, including loans, leases, securities, and derivatives.  Accordingly, the majority of the Company’s revenues will not be affected.

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

Note 2 – Recent Accounting Pronouncements (continued)

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

Lessees and lessors are required to provide certain qualitative and quantitative disclosures to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The new leases standard addresses other considerations including identification of a lease, separating lease and non-lease components of a contract, sale and leaseback transactions, modifications, combining contracts, reassessment of the lease term, and re-measurement of lease payments. It also contains comprehensive implementation guidance with practical examples. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  The Company continues to evaluate the impact of the guidance, including determining whether other contracts exist that may be deemed to be in scope.  As such, no conclusions have yet been reached regarding the potential impact on adoption on the Company’s Consolidated Financial Statements and regulatory capital and risk-weighted assets; however, the Company does not expect the amendment to have a material impact on its results of operations.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.  The ASU requires an entity to discontinue a designated hedging relationship in certain circumstances, including termination of the derivative hedging instrument or if the entity wishes to change any of the critical terms of the hedging relationship. ASU 2016-05 amends Topic 815 to clarify that novation of a derivative (replacing one of the parties to a derivative instrument with a new party) designated as the hedging instrument would not, in and of itself, be considered a termination of the derivative instrument or a change in critical terms requiring discontinuation of the designated hedging relationship.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  Adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments.  The ASU addresses how an entity should assess whether contingent call (put) options that can accelerate the payment of debt instruments are clearly and closely related to their debt hosts. This assessment is necessary to determine if the option(s) must be separately accounted for as a derivative. The ASU clarifies that an entity is required to assess the embedded call (put) options solely in accordance with a specific four-step decision sequence. This means entities are not also required to assess whether the contingency for exercising the option(s) is indexed to interest rates or credit risk. For example, when evaluating debt instruments puttable upon a change in control, the event triggering the change in control is not relevant to the assessment. Only the resulting settlement of debt is subject to the four-step decision sequence.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  Adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2 – Recent Accounting Pronouncements (continued)

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

For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  The Company adopted this ASU in the current year and its adoption did not have a significant impact on the Company’s consolidated financial statements.

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

Note 2 – Recent Accounting Pronouncements (continued)

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

For public business entities that are SEC filers, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e. modified retrospective approach).  The Company has begun its evaluation of this ASU including the potential impact on its Consolidated Financial Statements.  The extent of change is indeterminable at this time as it will be dependent upon portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time.  Upon adoption, any impact to the allowance for credit losses, currently allowance for loan and lease losses, will have an offsetting impact on retained earnings.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), a consensus of the FASB’s Emerging Issues Task Force.  The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows.  The new guidance addresses eight classification issues related to the statement of cash flows, which include proceeds from settlement of corporate-owned and bank-owned life insurance policies.  For a public entity, ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements to clarify and amend key areas in Generally Accepted Accounting Principles (GAAP).  Most of the amendments go into effect immediately, while others take effect for interim and annual reporting periods beginning after December 15, 2016.  For a public entity, ASU 2016-19 is effective for annual and interim periods in fiscal years beginning after December 15, 2016.  Adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements.

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2 – Recent Accounting Pronouncements (continued)

In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from Derecognition of Nonfinancial Assets (Subtopic 610-20), to clarify the scope of Subtopic 610-20 and to add guidance for partial sales of nonfinancial assets, including partial sales of real estate.  Generally Accepted Accounting Principles (GAAP) contains several different accounting models to evaluate whether the transfer of certain assets qualified for sale treatment. Moving forward, the new standard reduces the number of potential accounting models that might apply and clarifies which model does apply in various circumstances.  For public entities ASU 2017-05 becomes effective for annual reporting periods beginning after December 15, 2017, including interim periods within that year.  Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that year.  Adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718), Scope of Modification Accounting, to clarify which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718.  Topic 718 provides an accounting framework applicable to modifications of share-based payments, and currently defines a modification as “a change in any of the terms or conditions of a share-based payment award.”  This definition is open to a broad range of interpretation and has resulted in diversity in practice as to whether certain changes in terms or conditions are treated as modifications.  ASU 2017-09 further clarifies that an entity must apply modification accounting to changes in the terms or conditions of a share-based payment award unless certain criteria are met.  For public entities, ASU 2017-09 becomes effective for fiscal years beginning after December 15, 2017.  The company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 3 – Plan of Conversion and Stock Offering

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

Following the completion of the conversion, under the rules of the Federal Reserve Bank (“FRB”), the Bank would no longer be permitted to pay dividends on its capital stock to the Company, its sole shareholder, if the Company’s shareholders’ equity would be reduced below the amount of the liquidation accounts. The liquidation accounts would be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases would not restore an eligible accountholder’s interest in the liquidation accounts. Direct costs of the conversion and public offering would be deferred and reduce the proceeds from the shares sold in the public offering.

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

As a result of the completion of the second-step conversion and stock offering, all historical share and per share information prior to the conversion date, has been revised to reflect the 1.3804-to-one exchange ratio to support the comparability of information between periods.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 3 – Plan of Conversion and Stock Offering (continued)

During the year ended June 30, 2017, the Company repurchased 8,886,627 shares of its capital stock.  Of these shares repurchased, 7,646,627 shares were acquired and cancelled in conjunction with the Company’s first share repurchase plan announced in May 2016 through which it originally authorized the repurchase of 9,352,809 shares, or 10%, of the Company’s outstanding shares.  Coupled with the 1,706,182 shares previously repurchased during the fiscal year ended June 30, 2016, the shares associated with this first program were repurchased at a total cost of $130.6 million and at an average cost of $13.96 per share.

The remaining 1,240,000 shares repurchased during fiscal 2017 were acquired and cancelled in conjunction with the Company’s second share repurchase program announced in May 2017 through which it authorized the repurchase of 8,559,084 shares, or 10%, of the Company’s outstanding shares.  Such shares were repurchased at a total cost of $17.7 million and at an average cost of $14.30 per share.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 - Securities Available for Sale

Amortized cost, gross unrealized gains and losses and fair value of debt securities and mortgage-backed securities at June 30, 2017 and 2016 and stratification by contractual maturity of debt securities at June 30, 2017 are presented below:

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available for sale:
Debt securities:
U.S. agency securities	$5,304	$35	$23	$5,316
Obligations of state and political subdivisions	27,465	305	30	27,740
Asset-backed securities	163,120	316	1,007	162,429
Collateralized loan obligations	98,078	185	109	98,154
Corporate bonds	143,017	826	1,525	142,318
Trust preferred securities	8,912	-	372	8,540
Total debt securities	445,896	1,667	3,066	444,497

Mortgage-backed securities:
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	9,902	38	66	9,874
Federal National Mortgage Association	21,222	-	560	20,662
Total collateralized mortgage obligations	31,124	38	626	30,536

Mortgage pass-through securities:
Residential pass-through securities:
Federal Home Loan Mortgage Corporation	95,501	352	999	94,854
Federal National Mortgage Association	35,516	425	245	35,696
Total residential pass-through securities	131,017	777	1,244	130,550

Commercial pass-through securities:
Federal National Mortgage Association	8,108	69	-	8,177
Total commercial pass-through securities	8,108	69	-	8,177

Total mortgage-backed securities	170,249	884	1,870	169,263

Total securities available for sale	$616,145	$2,551	$4,936	$613,760

	June 30, 2017
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities available for sale:
Due in one year or less	$-	$-
Due after one year through five years	53,487	53,553
Due after five years through ten years	160,366	159,717
Due after ten years	232,043	231,227
Total	$445,896	$444,497

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 - Securities Available for Sale (continued)

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

During the year ended June 30, 2017, proceeds from sales of securities available for sale totaled $83.0 million and resulted in gross gains of $1.3 million and gross losses of $1.7 million.  There were no sales of securities available for sale during year ended June 30, 2016.  During the year ended June 30, 2015, proceeds from sales of securities available for sale totaled $57.2 million and resulted in gross gains of $601,000 and gross losses of $594,000.

At June 30, 2017 and 2016, securities available for sale with carrying values of approximately $41.8 million and $45.0 million, respectively, were utilized as collateral for borrowings through the FHLB of New York.  As of those same dates, securities available for sale with total carrying values of approximately $0 and $983,000, respectively, were pledged to secure public funds on deposit.  At June 30, 2017 and 2016 securities available for sale with carrying values of approximately $41.5 million and $28.4 million, respectively, were utilized as collateral for potential borrowings through the Federal Reserve Bank of New York.  As of those same dates, securities available for sale with total carrying values of approximately $8.2 and $12.1 million, respectively, were utilized as collateral for depositor sweep accounts.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 – Securities Held to Maturity

Amortized cost, gross unrealized gains and losses and fair value of debt securities and mortgage-backed securities at June 30, 2017 and 2016 and stratification by contractual maturity of debt securities at June 30, 2017 are presented below:

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities held to maturity:
Debt securities:
U.S. agency securities	$35,000	$-	$48	$34,952
Obligations of state and political subdivisions	94,713	996	156	95,553
Subordinated debt	15,000	-	-	15,000
Total debt securities	144,713	996	204	145,505

Mortgage-backed securities:
Collateralized mortgage obligations:
Government National Mortgage Association	2,199	-	46	2,153
Federal Home Loan Mortgage Corporation	15,522	-	357	15,165
Federal National Mortgage Association	111	10	-	121
Non-agency securities	22	-	-	22
Total collateralized mortgage obligations	17,854	10	403	17,461

Mortgage pass-through securities:
Residential pass-through securities:
Federal Home Loan Mortgage Corporation	35,289	1	338	34,952
Federal National Mortgage Association	143,524	428	597	143,355
Total residential pass-through securities	178,813	429	935	178,307

Commercial pass-through securities:
Government National Mortgage Association	1,989	-	11	1,978
Federal National Mortgage Association	149,952	2,622	31	152,543
Total commercial pass-through securities	151,941	2,622	42	154,521

Total mortgage-backed securities	348,608	3,061	1,380	350,289

Total securities held to maturity	$493,321	$4,057	$1,584	$495,794

	June 30, 2017
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities held to maturity:
Due in one year or less	$39,568	$39,518
Due after one year through five years	23,941	23,990
Due after five years through ten years	69,308	70,042
Due after ten years	11,896	11,955
Total	$144,713	$145,505

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 – Securities Held to Maturity (continued)

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

During the year ended June, 30 2017, proceeds from sales of securities held to maturity totaled $5.3 million which resulted in gross gains of $370,000 and gross losses of $1,000.  The securities sold were limited to those whose remaining outstanding balances had declined to the required thresholds, in relation to the original amount purchased or acquired, that allowed their sale from the held to maturity portfolio. There were no sales of securities held to maturity during the year ended June 30, 2016 and June 30, 2015.

At June 30, 2017 and 2016, securities held to maturity with carrying values of approximately $117.5 million and $148.8 million, respectively, were utilized as collateral for borrowings from the FHLB of New York.  As of those same dates, securities held to maturity with total carrying values of approximately $6.9 million and $7.5 million, respectively, were pledged to secure public funds on deposit.  At June 30, 2017 and 2016, securities held to maturity with carrying values of approximately $88.8 million and $26.2 million, respectively were utilized as collateral for potential borrowings from the Federal Reserve Bank of New York.  As of those same dates, securities held to maturity with carrying values of approximately $32.7 million and $38.2 million, respectively, were utilized as collateral for depositor sweep accounts.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 6 – Impairment of Securities

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

The tables are followed by a discussion that summarizes the Company’s rationale for recognizing certain impairments as “temporary” versus those, if any, are identified as “other-than-temporary”.  Such rationale is presented by investment type and generally applies consistently to both the “available for sale” and “held to maturity” portfolios, except where specifically noted.

	June 30, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Available for Sale:
U.S. agency securities	$440	$-	$1,746	$23	$2,186	$23
Obligations of state and political subdivisions	3,872	30	-	-	3,872	30
Asset-backed securities	16,860	84	86,975	923	103,835	1,007
Collateralized loan obligations	46,016	108	6,000	1	52,016	109
Corporate bonds	-	-	73,500	1,525	73,500	1,525
Trust preferred securities	-	-	7,540	372	7,540	372
Collateralized mortgage obligations	26,090	626	-	-	26,090	626
Residential pass-through securities	77,301	1,244	-	-	77,301	1,244

Total	$170,579	$2,092	$175,761	$2,844	$346,340	$4,936

	June 30, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Available for Sale:
U.S. agency securities	$-	$-	$2,053	$13	$2,053	$13
Asset-backed securities	45,564	2,726	37,061	2,395	82,625	5,121
Collateralized loan obligations	18,227	119	98,743	1,195	116,970	1,314
Corporate bonds	18,938	61	113,482	5,569	132,420	5,630
Trust preferred securities	-	-	6,644	1,260	6,644	1,260
Collateralized mortgage obligations	672	3	10,485	88	11,157	91

Total	$83,401	$2,909	$268,468	$10,520	$351,869	$13,429

The number of available for sale securities with unrealized losses at June 30, 2017 totaled 57 and included seven U.S. agency securities, nine municipal obligations,  nine asset-backed securities, eight collateralized loan obligations, seven corporate obligations, four trust preferred securities,  five collateralized mortgage obligations and eight residential pass-through securities.  The number of available for sale securities with unrealized losses at June 30, 2016 totaled 52 and included five U.S. agency securities, eight asset-backed securities, 18 collateralized loan obligations, 14 corporate obligations, four trust preferred securities, and three collateralized mortgage obligations.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 6 – Impairment of Securities (continued)

	June 30, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Held to Maturity:
U.S. agency securities	$24,969	$31	$9,983	$17	$34,952	$48
Obligations of state and political subdivisions	19,232	150	409	6	19,641	156
Collateralized mortgage obligations	17,317	403	22	-	17,339	403
Residential pass-through securities	119,538	887	1,750	48	121,288	935
Commercial pass-through securities	11,110	42	-	-	11,110	42

Total	$192,166	$1,513	$12,164	$71	$204,330	$1,584

	June 30, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Held to Maturity:
U.S. agency securities	$-	$-	$10,000	$1	$10,000	$1
Obligations of state and political subdivisions	1,904	5	669	4	2,573	9
Collateralized mortgage obligations	-	-	32	1	32	1
Residential pass-through securities	-	-	2,026	4	2,026	4

Total	$1,904	$5	$12,727	$10	$14,631	$15

The number of held to maturity securities with unrealized losses at June 30, 2017 totaled 90 and included two U.S. agency securities, 44 municipal obligations, seven collateralized mortgage obligations, 34 residential pass-through securities and three commercial pass-through securities.  The number of held to maturity securities with unrealized losses at June 30, 2016 totaled 13 and included one U.S. agency security, seven municipal obligations, four collateralized mortgage obligations, and one residential pass-through security.

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

Note 6 – Impairment of Securities (continued)

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

At June 30, 2017 and June 30, 2016, the Company held no securities for which credit-related OTTI had been recognized in earnings.  The following discussion summarizes the Company’s rationale for recognizing the impairments reported in the tables above as “temporary” versus “other-than-temporary”.  Such rationale is presented by investment type and generally applies consistently to both the available for sale and held to maturity portfolios, except where specifically noted.

Mortgage-backed Securities.

The carrying value of the Company’s mortgage-backed securities totaled $517.9 million at June 30, 2017 and comprised 46.8% of total investments and 10.8% of total assets as of that date.  This category of securities primarily includes mortgage pass-through securities and collateralized mortgage obligations issued by U.S. government agencies and/or GSEs such as Ginnie Mae, Fannie Mae and Freddie Mac who guarantee the contractual cash flows associated with those securities.  Those guarantees were strengthened during the 2008-2009 financial crisis at which time Fannie Mae and Freddie Mac were placed into receivership by the federal government.  Through those actions, the U.S. government effectively reinforced the guarantees of their agencies thereby strengthening the creditworthiness of the mortgage-backed securities issued by those agencies.

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

Note 6 – Impairment of Securities (continued)

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

Finally, the Company has the stated ability and intent to “hold to maturity” those securities so designated at June 30, 2017 and does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Moreover, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  In light of the factors noted, the Company does not consider its U.S. agency and GSE mortgage-backed securities with unrealized losses at June 30, 2017 to be “other-than-temporarily” impaired as of that date.

In addition to those mortgage-backed securities issued by U.S. agencies and GSEs, the Company held a nominal balance of non-agency mortgage-backed securities at June 30, 2017.  Unlike agency and GSE mortgage-backed securities, non-agency collateralized mortgage obligations are not guaranteed by a U.S. government sponsored entity.  Rather, such securities generally utilize the structure of the larger investment vehicle to reallocate credit risk among the individual tranches comprised within that vehicle.  Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying mortgage loans.  The creditworthiness of certain tranches may also be further enhanced by additional credit insurance protection embedded within the terms of the total investment vehicle.

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

The applicable securities generally maintained their credit-ratings at levels supporting the investment grade assessment by the Company.  The Company has the stated ability and intent to “hold to maturity” those securities at June 30, 2017 and has further concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  In light of the factors noted, the Company does not consider its non-agency mortgage-backed securities with unrealized losses at June 30, 2017 to be “other-than-temporarily” impaired as of that date.

U.S. Agency Debt Securities.

The carrying value of the Company’s U.S. agency debt securities totaled $40.3 million at June 30, 2017 and comprised 3.6% of total investments and less than one percent of total assets as of that date.  Such securities included fixed-rate U.S. agency debentures and securitized pools of loans issued and fully guaranteed by the Small Business Administration (“SBA”), a U.S. government agency.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 6 – Impairment of Securities (continued)

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

The Company has the stated ability and intent to “hold to maturity” those securities so designated at June 30, 2017  and does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  In light of the factors noted, the Company does not consider its balance of U.S. agency securities with unrealized losses at June 30, 2017 to be “other-than-temporarily” impaired as of that date.

Obligations of State and Political Subdivisions.

The carrying value of the Company’s securities representing obligations of state and political subdivisions totaled $122.5 million at June 30, 2017 and comprised 11.1% of total investments and 2.5% of total assets as of that date.  Such securities primarily included fixed-rate, bank-qualified securities representing general obligations of municipalities located within the U.S. or the obligations of their related entities such as boards of education or school districts.  The balance of municipal obligations at June 30, 2017 included $4.6 million of non-rated bond anticipation notes (“BANs”) comprising five short-term obligations issued by a total of four New Jersey municipalities.

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

At June 30, 2017, each of the Company’s impaired municipal obligations were consistently rated by Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Financial Services (“S&P”) well above the thresholds that generally support the Company’s investment grade assessment with such ratings equaling “A” or higher by S&P and/or “Baa1” or higher by Moody’s, where rated by those agencies. In the absence of such ratings, the Company relies upon its own internal analysis of the issuer’s financial condition to validate its investment grade assessment.

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

The Company has the stated ability and intent to “hold to maturity” those securities so designated at June 30, 2017 and does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  In light of the factors noted, the Company does not consider its balance of obligations of state and political subdivisions with unrealized losses at June 30, 2017 to be “other-than-temporarily” impaired as of that date.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 6 – Impairment of Securities (continued)

Asset-backed Securities.

The carrying value of the Company’s asset-backed securities totaled $162.4 million at June 30, 2017 and comprised 14.7% of total investments and 3.4% of total assets as of that date.  This category of securities is comprised entirely of structured, floating-rate securities representing securitized federal education loans featuring 97% U.S. government guarantees.  The securities represent tranches of a larger investment vehicle designed to reallocate credit risk among the individual tranches comprised within that vehicle.  Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying loans.  The Company’s impaired asset-backed securities represent the highest credit-quality tranches within the overall structures with each being rated “AA+” or higher by S&P/or “A1” or higher by Moody’s, where rated by those agencies, at June 30, 2017.

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

The Company does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of June 30, 2017.  In light of the factors noted, the Company does not consider its balance of asset-backed securities with unrealized losses at June 30, 2017 to be “other-than-temporarily” impaired as of that date.

Collateralized Loan Obligations.

The carrying value of the Company’s collateralized loan obligations totaled $98.2 million at June 30, 2017 and comprised 8.9% of total investments and 2.0% of total assets as of that date.  This category of securities is comprised entirely of structured, floating-rate securities comprised of securitized commercial loans to large U.S. corporations.  The Company’s securities represent tranches of a larger investment vehicle designed to reallocate cash flows and credit risk among the individual tranches comprised within that vehicle.  Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying loans.

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

At June 30, 2017, each of the Company’s impaired collateralized loan obligations were consistently rated by Moody’s and S&P well above the thresholds that generally support the Company’s investment grade assessment, with such ratings equaling “AA” or higher by S&P and “Aa2” or higher by Moody’s, where rated by those agencies.

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

Note 6 – Impairment of Securities (continued)

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

At June 30, 2017, the Company’s entire portfolio of collateralized loan obligations remains compliant with the Volcker Rule.  As such, the Company concluded that the possibility of being required to sell its collateralized loan obligations prior to their anticipated recovery is currently unlikely, which is further reinforced by the overall strength of the Company’s liquidity, asset quality and capital position as of that date. Moreover, the Company does not otherwise intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost at June 30, 2017.  In light of the factors noted, the Company does not consider its balance of collateralized loan obligations with unrealized losses at June 30, 2017 to be “other-than-temporarily” impaired as of that date.

Corporate Bonds.

The carrying value of the Company’s corporate bonds totaled $142.3 million at June 30, 2017 and comprised 12.9% of total investments and 3.0% of total assets as of that date.  This category of securities is comprised entirely of floating-rate corporate debt obligations issued by large financial institutions.  Such issuers include domestic institutions, such as The Goldman Sachs Group, Inc., General Electric Corporation, JPMorgan Chase & Co. and Wells Fargo and Co., as well as non-domestic financial institutions such as Barclays Bank PLC and Deutsche Bank AG.  The Company generally limits its investment in the unsecured corporate debt of any single issuer to $25.0 million.

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

At June 30, 2017, each of the Company’s impaired corporate bonds were consistently rated by Moody’s and S&P above the thresholds that generally support the Company’s investment grade assessment with such ratings equaling “BBB+” or higher by S&P and/or “A3” or higher by Moody’s, where rated by those agencies.

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

The Company does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of June 30, 2017.  In light of the factors noted, the Company does not consider its balance of corporate bonds with unrealized losses at June 30, 2017 to be “other-than-temporarily” impaired as of that date.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 6 – Impairment of Securities (continued)

Trust Preferred Securities.

The carrying value of the Company’s trust preferred securities totaled $8.5 million at June 30, 2017 and comprised less than one percent of total investments and total assets as of that date.  The category comprises a total of five “single-issuer” (i.e. non-pooled) trust preferred securities, four of which are impaired as of June 30, 2017, that were originally issued by four separate financial institutions.  As a result of bank mergers involving the issuers of these securities, the Company’s five trust preferred securities currently represent the de-facto obligations of three separate financial institutions.

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

At June 30, 2017, the Company owned two securities at an amortized cost of $3.0 million that were consistently rated by Moody’s and S&P above the thresholds that generally support the Company’s investment grade assessment. The securities were originally issued through Chase Capital II and currently represent de-facto obligations of JPMorgan Chase & Co.

The Company has attributed the unrealized losses on these securities to the combined effects of several market-related factors, including movements in market interest rates and general level of liquidity of such securities in the marketplace based on overall supply and demand.

With regard to interest rates, the Company’s impaired trust preferred securities are variable rate securities whose interest rates generally float with three-month LIBOR plus a margin.  Based upon the low level of short-term market interest rates, the current yield on these securities is comparatively low.  Consequently, the fair value of the securities, as determined based upon their market price, reflects the adverse effects of the low market interest rates at June 30, 2017.

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

The Company’s evaluation of the unrealized loss associated with these securities considered a variety of factors to determine if any portion of the impairment was credit-related at June 30, 2017.  Factors generally considered in such evaluations included the financial strength and viability of the issuer and its parent company, the security’s historical performance through prior business and economic cycles, rating consistency or variability among rating companies, the security’s current and anticipated status regarding payment default or deferral of contractual payments to investors and the impact of these factors on the present value of the security’s expected future cash flows in relation to its amortized cost basis.

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

Note 6 – Impairment of Securities (continued)

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

Finally, the Company does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of June 30, 2017.  Moreover, as “single issuer” obligations, these securities fall outside the scope of the Volcker Rule discussed earlier that originally identified pooled trust preferred securities as potentially ineligible investments for banks.  In light of the factors noted, the Company does not consider its investments in trust preferred securities with unrealized losses at June 30, 2017 to be “other-than-temporarily” impaired as of that date.

Note 7 – Loans Receivable

	June 30,
	2017	2016
	(In Thousands)
Real estate mortgage:
One- to four-family residential	$567,323	$605,203
Commercial mortgage:
Multi-family	1,412,575	1,040,293
Nonresidential	1,085,064	820,673
Total commercial mortgage	2,497,639	1,860,966

Total real estate mortgage	3,064,962	2,466,169

Construction	3,815	2,038

Commercial business	74,471	88,207

Consumer:
Home equity loans and lines of credit	82,822	89,566
Passbook or certificate	2,863	3,349
Other	13,520	22,052
Total consumer	99,205	114,967

Total loans	3,242,453	2,671,381

Unamortized yield adjustments including net premiums and discounts on purchased and acquired loans and net deferred fees and costs on loans originated	2,808	2,606

Total loans receivable, net of yield adjustments	$3,245,261	$2,673,987

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 – Loans Receivable (continued)

The Bank has granted loans to officers and directors of the Company and its subsidiaries and to their associates.  Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability.  As of June 30, 2017 and 2016 such loans totaled approximately $3.6 million and $4.2 million, respectively.  During the year ended June 30, 2017, the Bank granted no new loans to related parties.  During the year ended June 30, 2016, the Bank granted four new loans to related parties totaling $1.2 million.

Note 8 – Loan Quality and the Allowance for Loan Losses

Acquired Credit-Impaired Loans

At June 30, 2017, the remaining outstanding principal balance and carrying amount of acquired credit-impaired loans totaled approximately $839,000 and $594,000 respectively.  By comparison, at June 30, 2016, the remaining outstanding principal balance and carrying amount of such loans totaled approximately $1,605,000 and $1,168,000, respectively.

The carrying amount of acquired credit-impaired loans for which interest is not being recognized due to the uncertainty of the cash flows relating to such loans totaled $371,000 and $436,000 at June 30, 2017 and June 30, 2016, respectively.

The balance of the allowance for loan losses at June 30, 2016 included approximately $13,000 of valuation allowances for a specifically identified impairment attributable to acquired credit-impaired loans.  The valuation allowances were attributable to additional impairment recognized on the applicable loans subsequent to their acquisition, net of any charge offs recognized during that time.  There were no valuation allowances for specifically identified impairment attributable to acquired credit-impaired loans at June 30, 2017.

The following table presents the changes in the accretable yield relating to the acquired credit-impaired loans for the years ended June 30, 2017 and 2016.

	Years Ended June 30,
	2017	2016
	(In Thousands)
Beginning balance	$335	$1,189
Accretion to interest income	(101)	(417)
Disposals	(19)	(437)
Reclassifications from nonaccretable difference	-	-
Ending balance	$215	$335

Residential Mortgage Loans in Foreclosure

We may obtain physical possession of one- to four-family real estate collateralizing a residential mortgage loan via foreclosure or through an in-substance repossession. As of June 30, 2017, we held two single-family properties in real estate owned with an aggregate carrying value of $981,000 that were acquired through foreclosures on residential mortgage loans.  As of that same date, we held 18 residential mortgage loans with aggregate carrying values totaling $3.7 million which were in the process of foreclosure.

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8 – Loan Quality and the Allowance for Loan Losses (continued)

The following tables present the balance of the allowance for loan losses at June 30, 2017, 2016 and 2015 based upon the calculation methodology described in Note 1.  The tables identify the valuation allowances attributable to specifically identified impairments on individually evaluated loans, including those acquired with deteriorated credit quality, as well as valuation allowances for impairments on loans evaluated collectively.  The tables include the underlying balance of loans receivable applicable to each category as of those dates as well as the activity in the allowance for loan losses for the years ended June 30, 2017, 2016 and 2015.  Unless otherwise noted, the balance of loans reported in the tables below excludes yield adjustments and the allowance for loan loss.

Allowance for Loan Losses and Loans Receivable
At June 30, 2017

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of allowance for loan losses:
Loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Loans individually evaluated for impairment	154	-	39	-	6	-	-	199
Loans collectively evaluated for impairment	2,230	13,941	9,900	35	1,703	501	777	29,087

Total allowance for loan losses	$2,384	$13,941	$9,939	$35	$1,709	$501	$777	$29,286

Allowance for Loan Losses and Loans Receivable
Year Ended June 30, 2017

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the year ended June 30, 2017:

At June 30, 2016	$2,370	$9,995	$7,846	$24	$2,784	$432	$778	$24,229

Total charge offs	(76)	-	(149)	-	(221)	(96)	(849)	(1,391)
Total recoveries	256	-	-	-	727	16	68	1,067
Total provisions	(166)	3,946	2,242	11	(1,581)	149	780	5,381

Total allowance for loan losses	$2,384	$13,941	$9,939	$35	$1,709	$501	$777	$29,286

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8 – Loan Quality and the Allowance for Loan Losses (continued)

Allowance for Loan Losses and Loans Receivable
At June 30, 2017

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of loans receivable:

Loans acquired with deteriorated credit quality	$97	$-	$-	$-	$497	$-	$-	$594
Loans individually evaluated for impairment	10,546	158	5,877	612	2,365	1,894	-	21,452
Loans collectively evaluated for impairment	556,680	1,412,417	1,079,187	3,203	71,609	80,928	16,383	3,220,407

Total loans	$567,323	$1,412,575	$1,085,064	$3,815	$74,471	$82,822	$16,383	$3,242,453
Unamortized yield adjustments								2,808
Loans receivable, net of yield adjustments								$3,245,261

Allowance for Loan Losses and Loans Receivable
At June 30, 2016

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of allowance for loan losses:

Loans acquired with deteriorated credit quality	$-	$-	$-	$-	$13	$-	$-	$13
Loans individually evaluated for impairment	77	-	53	-	387	78	-	595
Loans collectively evaluated for impairment	2,293	9,995	7,793	24	2,384	354	778	23,621

Total allowance for loan losses	$2,370	$9,995	$7,846	$24	$2,784	$432	$778	$24,229

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8 – Loan Quality and the Allowance for Loan Losses (continued)

Allowance for Loan Losses and Loans Receivable
Year Ended June 30, 2016

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the year ended June 30, 2016:

At June 30, 2015	$2,210	$6,354	$4,766	$34	$1,860	$366	$16	$15,606

Total charge offs	(1,213)	-	(133)	-	(1,464)	(93)	(55)	(2,958)
Total recoveries	88	-	-	-	760	41	2	891
Total provisions	1,285	3,641	3,213	(10)	1,628	118	815	10,690

Total allowance for loan losses	$2,370	$9,995	$7,846	$24	$2,784	$432	$778	$24,229

Allowance for Loan Losses and Loans Receivable
At June 30, 2016

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of loans receivable:

Loans acquired with deteriorated credit quality	$104	$-	$304	$-	$760	$-	$-	1,168
Loans individually evaluated for impairment	12,806	205	6,773	357	1,647	2,180	-	23,968
Loans collectively evaluated for impairment	592,293	1,040,088	813,596	1,681	85,800	87,386	25,401	2,646,245

Total loans	$605,203	$1,040,293	$820,673	$2,038	$88,207	$89,566	$25,401	$2,671,381
Unamortized yield adjustments								2,606
Loans receivable, net of yield adjustments								$2,673,987

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8 – Loan Quality and the Allowance for Loan Losses (continued)

Allowance for Loan Losses
Year Ended June 30, 2015

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the year ended June 30, 2015

At June 30, 2014	$2,729	$3,379	$4,358	$67	$1,284	$548	$22	$12,387
	-
Total charge offs	(1,985)	(14)	(636)	-	(491)	(77)	(1)	(3,204)
Total recoveries	297	-	-	-	18	-	-	315
Total provisions	1,169	2,989	1,044	(33)	1,049	(105)	(5)	6,108

Total allowance for loan losses	$2,210	$6,354	$4,766	$34	$1,860	$366	$16	$15,606

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8 – Loan Quality and the Allowance for Loan Losses (continued)

The following tables present key indicators of credit quality regarding the Company’s loan portfolio based upon loan classification and contractual payment status at June 30, 2017 and 2016.

Credit-Rating Classification of Loans Receivable
At June 30, 2017

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Non-classified	$552,961	$1,412,417	$1,078,711	$2,894	$66,886	$80,393	$16,166	$3,210,428
Classified:
Special Mention	928	-	-	309	1,098	120	139	2,594
Substandard	13,434	158	6,353	612	6,487	2,309	75	29,428
Doubtful	-	-	-	-	-	-	3	3
Loss	-	-	-	-	-	-	-	-
Total classified loans	14,362	158	6,353	921	7,585	2,429	217	32,025

Total loans	$567,323	$1,412,575	$1,085,064	$3,815	$74,471	$82,822	$16,383	$3,242,453

Credit-Rating Classification of Loans Receivable
At June 30, 2016

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Non-classified	$588,992	$1,040,088	$811,621	$1,063	$81,902	$86,835	$25,298	$2,635,799
Classified:
Special Mention	859	-	-	618	681	309	61	2,528
Substandard	15,352	205	9,052	357	5,624	2,422	40	33,052
Doubtful	-	-	-	-	-	-	2	2
Loss	-	-	-	-	-	-	-	-
Total classified loans	16,211	205	9,052	975	6,305	2,731	103	35,582

Total loans	$605,203	$1,040,293	$820,673	$2,038	$88,207	$89,566	$25,401	$2,671,381

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8 – Loan Quality and the Allowance for Loan Losses (continued)

Contractual Payment Status of Loans Receivable
At June 30, 2017

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Current	$560,054	$1,412,575	$1,083,736	$3,560	$72,826	$81,946	$16,083	$3,230,780
Past due:
30-59 days	1,749	-	60	255	29	187	91	2,371
60-89 days	403	-	318	-	-	141	135	997
90+ days	5,117	-	950	-	1,616	548	74	8,305
Total past due	7,269	-	1,328	255	1,645	876	300	11,673

Total loans	$567,323	$1,412,575	$1,085,064	$3,815	$74,471	$82,822	$16,383	$3,242,453

Contractual Payment Status of Loans Receivable
At June 30, 2016

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Current	$596,548	$1,040,293	$817,539	$1,681	$87,328	$88,657	$25,301	$2,657,347
Past due:
30-59 days	1,524	-	-	-	-	503	22	2,049
60-89 days	940	-	376	-	411	75	40	1,842
90+ days	6,191	-	2,758	357	468	331	38	10,143
Total past due	8,655	-	3,134	357	879	909	100	14,034

Total loans	$605,203	$1,040,293	$820,673	$2,038	$88,207	$89,566	$25,401	$2,671,381

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8 – Loan Quality and the Allowance for Loan Losses (continued)

The following tables present information relating to the Company’s nonperforming and impaired loans at June 30, 2017 and 2016.  Loans reported as “90+ days past due and accruing” in the table immediately below are also reported in the preceding contractual payment status table under the heading “90+ days past due”.

Performance Status of Loans Receivable
At June 30, 2017

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Performing	$558,533	$1,412,417	$1,079,344	$3,560	$71,837	$81,581	$16,309	$3,223,581
Nonperforming:
90+ days past due accruing	-	-	-	-	-	-	74	74
Nonaccrual	8,790	158	5,720	255	2,634	1,241	-	18,798
Total nonperforming	8,790	158	5,720	255	2,634	1,241	74	18,872

Total loans	$567,323	$1,412,575	$1,085,064	$3,815	$74,471	$82,822	$16,383	$3,242,453

Performance Status of Loans Receivable
At June 30, 2016

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Performing	$594,471	$1,040,088	$814,085	$1,681	$86,242	$88,396	$25,363	$2,650,326
Nonperforming:
90+ days past due accruing	-	-	-	-	-	-	38	38
Nonaccrual	10,732	205	6,588	357	1,965	1,170	-	21,017
Total nonperforming	10,732	205	6,588	357	1,965	1,170	38	21,055

Total loans	$605,203	$1,040,293	$820,673	$2,038	$88,207	$89,566	$25,401	$2,671,381

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8 – Loan Quality and the Allowance for Loan Losses (continued)

Impairment Status of Loans Receivable
at or Year ended June 30, 2017

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Carrying value of impaired loans:

Non-impaired loans	$556,680	$1,412,417	$1,079,187	$3,203	$71,609	$80,928	$16,383	$3,220,407
Impaired loans:
Impaired loans with no allowance for impairment	8,971	158	4,521	612	2,755	1,894	-	18,911
Impaired loans with allowance for impairment:
Recorded investment	1,672	-	1,356	-	107	-	-	3,135
Allowance for impairment	(154)	-	(39)	-	(6)	-	-	(199)
Balance of impaired loans net of allowance for impairment	1,518	-	1,317	-	101	-	-	2,936
Total impaired loans, excluding allowance for impairment:	10,643	158	5,877	612	2,862	1,894	-	22,046

Total loans	$567,323	$1,412,575	$1,085,064	$3,815	$74,471	$82,822	$16,383	$3,242,453

Unpaid principal balance of impaired loans:
Total impaired loans	$16,479	$930	$10,002	$691	$6,682	$2,961	$-	$37,745

For the year ended June 30, 2017:
Average balance of impaired loans	$12,536	$182	$6,242	$448	$3,114	$2,075	$-	$24,597
Interest earned on impaired loans	$107	$-	$-	$7	$15	$36	$-	$165

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8 – Loan Quality and the Allowance for Loan Losses (continued)

Impairment Status of Loans Receivable
at or Year ended June 30, 2016

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Carrying value of impaired loans:

Non-impaired loans	$592,293	$1,040,088	$813,596	$1,681	$85,800	$87,386	$25,401	$2,646,245
Impaired loans:
Impaired loans with no allowance for impairment	10,876	205	6,473	357	1,900	2,101	-	21,912
Impaired loans with allowance for impairment:
Recorded investment	2,034	-	604	-	507	79	-	3,224
Allowance for impairment	(77)	-	(53)	-	(400)	(78)	-	(608)
Balance of impaired loans net of allowance for impairment	1,957	-	551	-	107	1	-	2,616
Total impaired loans, excluding allowance for impairment:	12,910	205	7,077	357	2,407	2,180	-	25,136

Total loans	$605,203	$1,040,293	$820,673	$2,038	$88,207	$89,566	$25,401	$2,671,381

Unpaid principal balance of impaired loans:
Total impaired loans	$16,571	$849	$8,269	$458	$3,736	$2,505	$-	$32,388

For the year ended June 30, 2016:
Average balance of impaired loans	$12,218	$319	$7,538	$888	$8,278	$2,368	$-	$31,609
Interest earned on impaired loans	$176	$-	$40	$-	$161	$50	$-	$427

Impairment Status of Loans Receivable
Year Ended June 30, 2015

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
For the year ended June 30, 2015:
Average balance of impaired loans	$12,433	$632	$7,270	$1,912	$11,693	$2,623	$-	$36,563
Interest earned on impaired loans	$139	$-	$63	$5	$886	$42	$-	$1,135

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8 – Loan Quality and the Allowance for Loan Losses (continued)

The following tables present information regarding the restructuring of the Company’s troubled debts during the years ended June 30, 2017, June 30, 2016 and June 30, 2015 and any defaults of TDRs during that year that were restructured within 12 months of the date of default.

Troubled Debt Restructurings of Loans Receivable
Year Ended June 30, 2017

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Troubled debt restructuring activity for the year ended June 30, 2017:

Number of loans	2	-	4	-	-	1	-	7
Pre-modification outstanding recorded investment	$708	$-	$2,791	$-	$-	$87	$-	$3,586
Post-modification outstanding recorded investment	767	-	2,699	-	-	95	-	3,561
Charge offs against the allowance for loan loss recognized at modification	14	-	99	-	-	9	-	122

Troubled debt restructuring defaults for the year ended June 30, 2017:

Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

Troubled Debt Restructurings of Loans Receivable
Year Ended June 30, 2016

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Troubled debt restructuring activity for the year ended June 30, 2016

Number of loans	5	-	3	-	1	5	-	14
Pre-modification outstanding recorded investment	$1,770	$-	$2,285	$-	$348	$758	$-	$5,161
Post-modification outstanding recorded investment	1,472	-	2,290	-	316	769	-	4,847
Charge offs against the allowance for loan loss recognized at modification	300	-	-	-	47	57	-	404

Troubled debt restructuring defaults for the year ended June 30, 2016

Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8 – Loan Quality and the Allowance for Loan Losses (continued)

Troubled Debt Restructurings of Loans Receivable
Year Ended June 30, 2015

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Troubled debt restructuring activity for the year ended June 30, 2015

Number of loans	5	1	1	-	3	-	-	10
Pre-modification outstanding recorded investment	$1,955	$369	$479	$-	$380	$-	$-	$3,183
Post-modification outstanding recorded investment	1,823	376	537	-	354	-	-	3,090
Charge offs against the allowance for loan loss recognized at modification	261	14	24	-	28	-	-	327

Troubled debt restructuring defaults for the year ended June 30, 2015

Number of loans	1	-	-	-	-	-	-	1
Outstanding recorded investment	$416	$-	$-	$-	$-	$-	$-	$416

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 – Premises and Equipment

	June 30,
	2017	2016
	(In Thousands)
Land	$10,820	$10,820
Buildings and improvements	36,816	36,057
Leasehold improvements	4,487	4,390
Furnishing and equipment	17,764	20,520
Construction in progress	2,513	1,000
	72,400	72,787
Less accumulated depreciation and amortization	32,815	34,402
Total premises and equipment	$39,585	$38,385

Depreciation expense on premises and equipment for the fiscal years ended June 30, 2017, 2016 and 2015 totaled $2.8 million, $3.0 million and $2.9 million, respectively.

Land included properties held for future branch or administrative facility expansion totaling $2,419,000 at June 30, 2017 and 2016.

Note 10 – Interest Receivable

	June 30,
	2017	2016
	(In Thousands)
Loans	$9,318	$7,798
Mortgage-backed securities	1,167	1,589
Debt securities	2,008	1,825
Total interest receivable	$12,493	$11,212

Note 11 – Goodwill and Other Intangible Assets

	Goodwill	Core Deposit Intangibles
	(In Thousands)
Balance at June 30, 2014	$108,591	$790
Amortization	-	(193)
Balance at June 30, 2015	108,591	597
Amortization	-	(167)
Balance at June 30, 2016	108,591	430
Amortization	-	(138)
Balance at June 30, 2017	$108,591	$292

Scheduled amortization of core deposit intangibles for each of the next five years and thereafter is as follows:

Year Ending June 30,	Core Deposit Intangible Amortization
(In Thousands)
2018	$111
2019	84
2020	57
2021	29
2022	11

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12 – Deposits

	June 30,
	2017		2016
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars in Thousands)

Non-interest-bearing demand	$267,412	0.00%	$238,751	0.00%
Interest-bearing demand (1)	847,663	0.54	732,633	0.40
Savings and club	523,984	0.12	516,024	0.16
Certificates of deposits (2)	1,291,068	1.35	1,207,425	1.29
Total deposits	$2,930,127	0.77%	$2,694,833	0.72%

(1)

Interest-bearing demand deposits at June 30, 2017 and June 30, 2016 include $222.6 million and $224.1 million, respectively, of brokered deposits at a weighted average interest rate of 1.06% and 0.47%, excluding cost of interest rate derivatives used to hedge interest expense.

(2)	Certificates of deposit at June 30, 2017 and June 30, 2016 include $21.6 million and $8.4 million, respectively, of brokered deposits at a weighted average interest rate of 2.15% and 3.22%.

Certificates of deposit with balances of $250,000 or more at June 30, 2017 and 2016, totaled approximately $224.0 million and $184.1 million, respectively.  The Bank’s deposits are insurable to applicable limits by the Federal Deposit Insurance Corporation.

A summary of certificates of deposit by maturity follows:

	June 30,
	2017	2016
	(In Thousands)

One year or less	$610,763	$666,145
After one year to two years	354,743	256,434
After two years to three years	137,240	108,789
After three years to four years	99,974	80,609
After four years to five years	81,882	89,423
After five years	6,466	6,025
Total certificates of deposit	$1,291,068	$1,207,425

Interest expense on deposits consists of the following:

	June 30,
	2017	2016	2015
	(In Thousands)

Demand	$5,050	$4,245	$3,961
Savings and club	663	851	819
Certificates of deposit	16,387	13,577	11,159
Total interest on deposits	$22,100	$18,673	$15,939

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13 – Borrowings

Fixed-rate advances from FHLB of New York mature as follows:

	June 30, 2017		June 30, 2016
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars in Thousands)
Maturing in years ending June 30:
2017	$-	0.00%	$428,000	0.69%
2018	630,225	1.29	5,225	1.18
2021	469	4.94	572	4.94
2023	145,000	3.04	145,000	3.04
Total advances	775,694	1.62%	578,797	1.29%
Fair value adjustments	2		(9)
Total advances, net of fair value adjustments	$775,696		$578,788

At June 30, 2017, $630.2 million in advances are due within one year while the remaining $145.5 million in advances are due after one year of which $145.0 million are callable in April 2018.

At June 30, 2017, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $1.9 billion and $159.4 million, respectively.  At June 30, 2016, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $970.5 million and $193.8 million, respectively.

Borrowings at June 30, 2017 and 2016 also included overnight borrowings in the form of depositor sweep accounts totaling $30.5 million and $35.6 million, respectively. Depositor sweep accounts are short term borrowings representing funds that are withdrawn from a customer’s noninterest-bearing deposit account and invested in an uninsured overnight investment account that is collateralized by specified investment securities owned by the Bank.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14 – Derivative Instruments and Hedging Activities

Risk Management Objective of Using Derivatives

The Company uses various financial instruments, including derivatives, to manage its exposure to interest rate risk.  The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to specific wholesale funding positons.

Fair Values of Derivative Instruments on the Statement of Financial Condition

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Statement of Financial Condition as of June 30, 2017 and June 30, 2016:

	June 30, 2017
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(Dollars in Thousands)
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$7,670	Other liabilities	$298
Interest rate caps	Other assets	140	Other liabilities	-
Total		$7,810		$298

	June 30, 2016
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(Dollars in Thousands)
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$-	Other liabilities	$19,317
Interest rate caps	Other assets	-	Other liabilities	(60)
Total		$-		$19,257

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using derivatives are primarily to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps and caps as part of its interest rate risk management strategy.  These interest rate products are designated as cash flow hedges.  As of June 30, 2017, the Company had fifteen interest rate swaps with a notional of $1.2 billion and two interest rate caps with a notional of $75.0 million hedging certain FHLB advances and brokered deposits.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income, net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions.  The Company did not recognize any hedge ineffectiveness in earnings during the years ended June 30, 2017, 2016 and 2015.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate wholesale funding positions.  During the year ended June 30, 2017, the Company had $6.7 million of reclassifications to interest expense.  During the next twelve months, the Company estimates that $4.4 million will be reclassified as an increase in interest expense.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14 – Derivative Instruments and Hedging Activities (continued)

The table below presents the pre-tax effects of the Company’s derivative instruments on the Consolidated Statements of Income as of June 30, 2017, June 30, 2016 and June 30, 2015:

	Year Ended June 30, 2017
	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	(Dollars in Thousands)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$20,826	Interest expense	$(5,914)	Not applicable	$-
Interest rate caps	79	Interest expense	(820)	Not applicable	-
Total	$20,905		$(6,734)		$-

	Year Ended June 30, 2016
	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	(Dollars in Thousands)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(17,116)	Interest expense	$(7,311)	Not applicable	$-
Interest rate caps	(734)	Interest expense	(352)	Not applicable	-
Total	$(17,850)		$(7,663)		$-

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14 – Derivative Instruments and Hedging Activities (continued)

	Year Ended June 30, 2015
	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	(Dollars in Thousands)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(11,788)	Interest expense	$(4,991)	Not applicable	$-
Interest rate caps	(945)	Interest expense	(113)	Not applicable	-
Total	$(12,733)		$(5,104)		$-

Offsetting Derivatives

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives in the Consolidated Statement of Condition as of June 30, 2017 and June 30, 2016, respectively. The net amounts presented for derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Statement of Condition.

	June 30, 2017
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount
	(Dollars in Thousands)
Assets:
Interest rate swaps	$12,839	$(5,169)	$7,670	$-	$(5,770)	$1,900
Interest rate caps	140	-	140	-	-	140
Total	12,979	(5,169)	7,810	-	(5,770)	2,040

				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount
	(Dollars in Thousands)
Liabilities:
Interest rate swaps	5,467	(5,169)	298	-	(298)	-
Interest rate caps	-	-	-	-	-	-
Total	$5,467	$(5,169)	$298	$-	$(298)	$-

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14 – Derivative Instruments and Hedging Activities (continued)

	June 30, 2016
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount
	(Dollars in Thousands)
Assets:
Interest rate swaps	$-	$-	$-	$-	$-	$-
Interest rate caps	-	-	-	-	-	-
Total	-	-	-	-	-	-

				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount
Liabilities:
Interest rate swaps	19,317	-	19,317	-	(19,317)	-
Interest rate caps	-	-	(60)	-	60	-
Total	$19,317	$-	$19,257	$-	$(19,257)	$-

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations and could be required to terminate its derivative positions with the counterparty.  The Company also has agreements with its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well-capitalized institution, then the Company could be required to terminate its derivative positions with the counterparty. As of June 30, 2017 and June 30, 2016, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to those agreements was $302,000 and $19.8 million, respectively.

As required under the enforceable master netting arrangement with its derivatives counterparties, the Company received financial collateral in the amount of $5.8 million at June 30, 2017 and posted financial collateral in the amount of $1.0 million and $19.7 million at June 30, 2017 and June 30, 2016, respectively, that were not included as offsetting amounts.

In addition to the derivative instruments noted above, the Company has outstanding commitments to originate loans held for sale totaling $18.4 million and $16.7 million at June 30, 2017 and June 30, 2016, respectively, which are considered free-standing derivative instruments whose fair values are not material to our financial condition or results of operations.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Benefit Plans

Employee Stock Ownership Plan

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

In conjunction with the closing of the Company’s second step conversion and stock offering in May 2015, the Bank augmented its ESOP by using $36,125,000 in proceeds from a new term loan obtained from the Company to the ESOP to purchase an additional 3,612,500 shares of Company common stock.  The proceeds from the new term loan included an additional $3,788,000 to refinance the remaining outstanding balance and accrued interest owed under the original ESOP term loan.  The original principal balance of the Company’s consolidated term loan to the ESOP totaled $39,913,000 with equal quarterly installments of principal and interest payable over 20 years at an annual interest rate of 3.25%.  As with the original term loan, the Bank expects to make discretionary contributions to the ESOP equaling the principal and interest payments owed on the ESOP’s loan to the Company.  As above, such payments may be reduced by the amount of dividends paid on shares of the Company’s common stock held by the ESOP.

Shares purchased with the loan proceeds provide collateral for the term loan and are held in a suspense account for future allocations among participants.  Contributions to the ESOP and shares released from the suspense account are to be allocated among the participants on the basis of compensation, as described by the ESOP, in the year of allocation.

ESOP shares pledged as collateral are initially recorded as unearned ESOP shares in the consolidated statements of financial condition.  On a monthly basis, 16,725 shares are committed to be released, compensation expense is recorded equal to the number of shares committed to be released times the monthly average market price of the shares, and the committed shares become outstanding for basic net income per common share computations.  ESOP compensation expense was approximately $2,784,000, $2,377,000 and $2,067,000 for the years ended June 30, 2017, 2016 and 2015, respectively.

At June 30, 2017 and 2016, the ESOP shares were as follows:

	June 30,
	2017	2016
	(In Thousands)
Allocated shares	1,790	1,677
Total shares distributed due to employment termination	570	482
Shares committed to be released	100	100
Unearned shares	3,562	3,763
Total ESOP shares	6,022	6,022

Fair value of unearned ESOP shares	$52,901	$47,340

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Benefit Plans (continued)

Employee Stock Ownership Plan Benefit Equalization Plan ("ESOP BEP")

The Bank has a non-qualified plan to compensate its senior officers who participate in the Bank's ESOP for certain benefits lost under such plan by reason of benefit limitations imposed by the Internal Revenue Code (“IRC”).  The ESOP BEP expense was approximately $34,000, $24,000 and $28,000 for the years ended June 30, 2017, 2016 and 2015, respectively.  The liability totaled approximately $18,000 and $15,000 at June 30, 2017 and 2016, respectively.
Thrift Plan

The Bank sponsors the Employees' Savings and Profit Sharing Plan and Trust (the “Plan”), pursuant to Section 401(k) of the Internal Revenue Code, for all eligible employees.  Employees may elect to save up to 20% of their compensation.  The Bank will contribute a matching contribution up to 3.5% of the employee annual compensation.  The Plan expense amounted to approximately $762,000, $662,000 and $591,000 for the years ended June 30, 2017, 2016 and 2015, respectively.

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

Funded status (market value of plan assets divided by funding target) of the Pentegra DB Plan based on valuation reports as of July 1, 2016 and 2015 was 102.23% and 103.81%, respectively.  Total contributions, made to the Pentegra DB Plan, which include contributions from all participating employers and not just the Company, as reported on Form 5500, were $153.2 million and $163.1 million for the plan years ended June 30, 2016 and June 30, 2015, respectively.  The Bank’s contributions to the Pentegra DB Plan were not more than 5% of the total contributions to the Pentegra DB Plan.  During the years ended June 30, 2017, 2016 and 2015, the total expense recorded for the Pentegra DB Plan was approximately $1,235,000, $309,000 and $246,000, respectively.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Benefit Plans (continued)

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

The following tables set forth the ABRIP’s funded status and net periodic benefit cost:

	June 30,
	2017	2016
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation - beginning	$2,799	$2,569
Interest cost	108	125
Actuarial Loss	192	301
Benefit payments	(203)	(196)
Projected benefit obligation - ending	$2,896	$2,799

Change in plan assets:
Fair value of assets - beginning	$3,845	$3,958
Actual return on assets	50	83
Benefit payments	(203)	(196)
Fair value of assets - ending	$3,692	$3,845

Reconciliation of funded status:
Projected benefit obligation	$(2,896)	$(2,799)
Fair value of assets	3,692	3,845
Funded status included in other assets	$796	$1,046

Accumulated benefit obligation	$(2,896)	$(2,799)

Valuation assumptions
Discount rate	4.00%	3.75%
Salary increase rate	N/A	N/A

	Years Ended June 30,
	2017	2016
	(In Thousands)
Net periodic benefit cost:
Interest cost	$108	$125
Expected return on assets	(248)	(258)
Amortization of net loss	53	9
Total benefit	$(87)	$(124)

Valuation assumptions
Discount rate	3.75%	4.50%
Long term rate of return on plan assets	7.00%	7.00%

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Benefit Plans (continued)

The Bank does not expect to contribute to the ABRIP in the year ending June 30, 2018.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Benefit Payments
(In Thousands)
Years ending June 30:
2018	$208
2019	205
2020	201
2021	199
2022	197
2023-2027	929

At June 30, 2017 and 2016, unrecognized net loss of $805,000 and $467,000, respectively, was included in accumulated other comprehensive income.  For the fiscal year ending June 30, 2018, $52,000 of unrecognized net loss is expected to be recognized as a component of net periodic benefit cost.

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Benefit Plans (continued)

The long-term rate-of-return-on-assets assumption was set based on historical returns earned by equities and fixed-income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes.  Equities and fixed-income securities were assumed to earn real rates of return in the ranges of 6.0% - 8.0% and 3.0% - 5.0%, respectively.  The long-term inflation rate was estimated to be 2.5%.  When these overall return expectations are applied to the plan’s allocation, the result is an expected rate of return of 5.0% - 7.0%.

The fair values of the ABRIP’s assets at June 30, 2017 and 2016 by asset category (see Note 19 for the definitions of levels), are as follows:

	June 30, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Prudential Guaranteed Deposit Fund	$-	$3,692	$-	$3,692

	June 30, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Prudential Guaranteed Deposit Fund	$-	$3,845	$-	$3,845

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Benefit Plans (continued)

Benefit Equalization Plan (“BEP”)

The Bank has an unfunded non-qualified plan to compensate senior officers of the Bank who participate in the Bank’s qualified defined benefit plan for certain benefits lost under such plans by reason of benefit limitations imposed by Sections 415 and 401 of the IRC.  There were approximately $231,000, $229,000 and $227,000 in contributions made to and benefits paid under the BEP during each of the years ended June 30, 2017, 2016 and 2015, respectively.

The following tables set forth the BEP’s funded status and components of net periodic benefit cost:

	June 30,
	2017	2016
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation - beginning	$3,482	$3,181
Interest cost	134	155
Actuarial (gain) loss	(162)	375
Benefit payments	(231)	(229)
Projected benefit obligation - ending	$3,223	$3,482

Change in plan assets:
Fair value of assets - beginning	$-	$-
Contributions	231	229
Benefit payments	(231)	(229)
Fair value of assets - ending	$-	$-

Reconciliation of funded status:
Accumulated benefit obligation	$(3,223)	$(3,482)

Projected benefit obligation	$(3,223)	$(3,482)
Fair value of assets	-	-
Funded status included in other liabilities	$(3,223)	$(3,482)

Valuation assumptions
Discount rate	4.00%	3.75%
Salary increase rate	N/A	N/A

	Years Ended June 30,
	2017	2016	2015
	(In Thousands)
Net periodic benefit cost:
Interest cost	$134	$155	$142
Amortization of net actuarial loss	72	58	47
Total expense	$206	$213	$189

Valuation assumptions
Discount rate	3.75%	4.50%	4.50%
Salary increase rate	N/A	N/A	N/A

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Benefit Plans (continued)

It is estimated that contributions of approximately $230,000 will be made during the year ending June 30, 2018.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Benefit Payments
(In Thousands)
Years ending June 30:
2018	$230
2019	230
2020	229
2021	227
2022	226
2023-2027	1,089

In April 2007, the Board of Directors of the Bank approved, effective July 1, 2007, “freezing” all future benefit accruals under the BEP related to the Bank’s defined benefit pension plan.

At June 30, 2017 and 2016, unrecognized net loss of $977,000 and $1,213,000, respectively, was included in accumulated other comprehensive income.  For the fiscal year ending June 30, 2018, $48,000 of unrecognized net loss is expected to be recognized as a component of net periodic benefit cost.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Benefit Plans (continued)

Postretirement Welfare Plan

The Bank has an unfunded postretirement group term life insurance plan covering all eligible employees.  The benefits are based on age and years of service.  During the years ended June 30, 2017, 2016 and 2015, contributions and benefits paid totaled $7,000, $7,000 and $6,000, respectively.

The following tables set forth the accrued accumulated postretirement benefit obligation and the net periodic benefit cost:

	June 30,
	2017	2016
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation - beginning	$837	$1,139
Service cost	31	42
Interest cost	21	34
Actuarial gain	(296)	(371)
Premiums/claims paid	(7)	(7)
Projected benefit obligation - ending	$586	$837

Change in plan assets:
Fair value of assets - beginning	$-	$-
Contributions	7	7
Premiums/claims paid	(7)	(7)
Fair value of assets - ending	$-	$-

Reconciliation of funded status:
Projected benefit obligation	$(586)	$(837)
Fair value of assets	-	-
Funded status included in other liabilities	$(586)	$(837)

Valuation assumptions
Discount rate	4.00%	3.75%
Salary increase rate	3.25%	3.25%

	Years Ended June 30,
	2017	2016	2015
	(In Thousands)
Net periodic benefit cost:
Service cost	$31	$42	$66
Interest cost	21	34	46
Amortization of net actuarial gain	(59)	(29)	-
Total (benefit) expense	$(7)	$47	$112

Valuation assumptions
Discount rate	3.75%	4.50%	4.50%
Salary increase rate	3.25%	3.25%	3.25%

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Benefit Plans (continued)

It is estimated that contributions of approximately $31,000 will be made during the year ending June 30, 2018.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Benefit Payments
(In Thousands)
Years ending June 30:
2018	$31
2019	31
2020	34
2021	34
2022	41
2023-2027	255

At June 30, 2017 and 2016, unrecognized net gain of $558,000 and $319,000, respectively, were included in accumulated other comprehensive income.  For the fiscal year ending June 30, 2018, $55,000 of unrecognized net gain is expected to be recognized as a component of net periodic benefit cost.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Benefit Plans (continued)

Directors’ Consultation and Retirement Plan (“DCRP”)

The Bank has an unfunded retirement plan for non-employee directors. The benefits are payable based on term of service as a director.  During each of the years ended June 30, 2017, 2016 and 2015, contributions and benefits paid totaled $60,000, $60,000 and $60,000, respectively.

The following table sets forth the DCRP’s funded status and components of net periodic cost:

	June 30,
	2017	2016
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation - beginning	$3,029	$3,381
Service cost	-	97
Interest cost	116	151
Actuarial (gain) loss	(107)	431
Benefit payments	(60)	(60)
Plan amendments	-	66
Curtailment due to plan freeze	-	(1,037)
Projected benefit obligation - ending	$2,978	$3,029

Change in plan assets:
Fair value of assets - beginning	$-	$-
Contributions	60	60
Benefit payments	(60)	(60)
Fair value of assets - ending	$-	$-

Reconciliation of funded status:
Accumulated benefit obligation	$(2,978)	$(3,029)

Projected benefit obligation	$(2,978)	$(3,029)
Fair value of assets	-	-
Funded status included in other liabilities	$(2,978)	$(3,029)

Valuation assumptions
Discount rate	4.00%	3.75%
Salary increase rate	N/A	N/A

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Benefit Plans (continued)

	Years Ended June 30,
	2017	2016	2015
	(In Thousands)
Net periodic benefit cost:
Service cost	$-	$97	$162
Interest cost	116	151	139
Amortization of unrecognized gain	-	-	(18)
Amortization of past service liability	-	22	46
Curtailment credit	-	(931)	-
Total (benefit) expense	$116	$(661)	$329

Valuation assumptions
Discount rate	3.75%	4.50%	4.50%
Salary increase rate	N/A	N/A	3.25%

It is estimated that contributions of approximately $82,000 will be made during the year ending June 30, 2018.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Benefit Payments
(In Thousands)
Years ending June 30:
2018	$82
2019	103
2020	124
2021	84
2022	109
2023-2027	971

In December 2015, the Board of Directors of the Bank approved “freezing” all future benefit accruals under the DCRP effective December 31, 2015.

At June 30, 2017 and 2016, unrecognized net gain (loss) of $162,000 and $(57,000), respectively, was included in accumulated other comprehensive income.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Benefit Plans (continued)

Stock Compensation Plans

At the Company’s 2016 Annual Meeting of Stockholder’s held on October 27, 2016, the Company approved the Kearny Financial Corp. 2016 Equity Incentive Plan (“2016 Plan”) which provides for the grant of stock options and restricted stock awards.  The 2016 Plan authorized up to 3,687,628 shares as stock option grants and 1,523,696 shares as restricted stock awards.  On December 1, 2016, the Company granted directors and certain officers a total of 3,290,000 stock options and awarded 1,387,390 shares of restricted stock comprising 899,390 of service-based stock awards and 488,000 of performance-based stock awards.

At June 30, 2017, there were 397,628 shares remaining available for future stock option grants and 136,306 shares remaining available for future restricted stock awards under the 2016 Plan.

Stock options granted under the 2016 Plan vest in equal installments over a five-year service period. Stock options were granted at an exercise price equal to the fair value of the Company's common stock on the grant date based on the closing market price and have an expiration period of ten years.

The fair value of stock options granted on December 1, 2016 of $2.98 per option was estimated utilizing the Black-Scholes option pricing model using the following assumptions:

Weighted average risk-free interest rate	2.16%
Expected dividend yield	0.75%
Weighted average volatility factor of the expected market price of the Company's stock	16.08%
Weighted average expected life of the options	6.5 years

The weighted average expected life of the stock option represents the period of time that stock options are expected to be outstanding and is estimated using historical data of stock option exercises and forfeitures. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the historical market price volatility of the Company's stock. The expected dividend yield reflects the expected level of regular cash dividends declared and paid to shareholders, based on the Company's dividend payout ratio of approximately 50% of net income, in relation to the market price of the Company's capital stock at the time of grant. The Company recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of the awards.

The Company applied ASC 718 “Compensation- Stock Compensation," ("ASC 718") and began to expense the fair value of all share-based compensation granted over the requisite service periods. ASC 718 requires the Company to report as a financing cash flow the benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense.

As noted above, the Company awarded 1,387,390 shares of restricted stock during the year ended June 30, 2017.  There were no restricted stock awards granted during the year ended June 30, 2016.

During the years ended June 30, 2017, 2016 and 2015, the Company recorded $3.9 million, $411,000 and  $469,000, respectively, of share-based compensation expense, comprised of stock option expense of $1.3 million, $160,000 and $179,000, respectively, and restricted stock expense of $2.6 million, $252,000 and $290,000, respectively.

During the years ended June 30, 2017, 2016 and 2015, the income tax benefit attributed to non-qualified stock options expense was approximately $235,000, $-0- and $2,000, respectively, and attributed to restricted stock expense was approximately $1.1 million, $103,000 and $119,000, respectively.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Benefit Plans (continued)

The following is a summary of the Company's stock option activity and related information for its option plans for the year ended June 30, 2017:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value
	(In Thousands)				(In Thousands)
Outstanding at June 30, 2016	311	$9.56	7.1	years	$937
Granted	3,290	15.35	9.4	years
Exercised	(62)	7.74	4.1	years
Forfeited	-	-
Outstanding at June 30, 2017	3,539	$14.97	9.3	years	$1,199

Exercisable at June 30, 2017	148	$9.78	6.2	years	$749

The Company generally issues shares from authorized but unissued shares upon the exercise of vested options.

A total of 62,216 vested options, with an aggregate intrinsic value of $470,000, were exercised during the year ended June 30, 2017.  In fulfillment of these exercises, the Company issued 62,216 shares from authorized but unissued shares.  There were no exercises of stock options during the year ended June 30, 2016.

The cash proceeds from stock option exercises during the year ended June 30, 2017 totaled approximately $482,000.  A portion of such exercises represented disqualifying dispositions of incentive stock options for which the Company recognized $192,000 in income tax benefit.

Expected future compensation expense relating to the 3,390,768 non-vested options outstanding as of June 30, 2017 is $8.9 million over a weighted average period of 3.79 years.

Restricted shares awarded under the 2016 Plan generally vest in equal installments over a five-year service period. In addition to the requisite service period, the vesting of certain restricted shares awarded to management are also conditioned upon the achievement of one or more objective performance factors established by the Compensation Committee of the Company's Board of Directors.  In accordance with the terms of the 2016 Plan, such factors may be based on the performance of the Company as a whole or on any one or more business units of the Company or its subsidiaries.  Performance factors may be measured relative to a peer group, an index or certain financial targets established in the Company's strategic business plan and budget.

The vesting of the applicable performance-based restricted shares over the first year of the five-year service period was conditioned upon the achievement of the Company's earning-based performance targets for the fiscal year ended June 30, 2017.  Such performance targets were established by the Board of Directors in the Company's strategic business plan and budget for that period.  The Company fully achieved the applicable performance targets for fiscal 2017 and therefore expects that all eligible performance-based restricted shares will successfully vest over the first year of the five-year service period.

The performance factors and underlying cost basis of the performance-based restricted shares that are scheduled to vest over each of the latter four years of the service period are generally expected to be determined annually concurrent with the anniversary date of the original grants.

For service based awards management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period. For performance vesting awards management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period; however, if the corporate performance goals to which the vesting of such shares are tied are not achieved, recognized compensation expense is adjusted accordingly.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Benefit Plans (continued)

The following is a summary of the status of the Company's non-vested restricted share awards as of June 30, 2017 and changes during the year ended June 30, 2017:

	Vesting Contingent on Service Conditions		Vesting Contingent on Performance and Service Conditions
	Restricted Shares	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value
	(In Thousands)		(In Thousands)
Non-vested at June 30, 2016	45	$10.45	-	$-
Granted (1)	899	15.35	488	15.35
Vested	(14)	10.50	-	-
Forfeited	-	-	-	-
Non-vested at June 30, 2017	930	$15.19	488	$15.35

(1)

The weighted average grant date fair value of $15.35 represents the cost basis of the 899,390 restricted shares awarded  during fiscal 2017 whose vesting is based solely on service conditions over the five-year vesting period. With regard to the 488,000 restricted shares awarded during fiscal 2017 whose vesting is based upon both service and performance conditions, the weighted average grant date fair value of $15.35 serves as the cost basis for those shares vesting during the first year of the five-year service period.  The cost basis of the performance-based restricted shares vesting over the latter four years of the five-year service period is expected to be determined annually in conjunction with the establishment of the applicable performance targets for each vesting period concurrent with the anniversary date of the original grants.

During the years ended June 30, 2017, 2016 and 2015, the total fair value of vested restricted shares were $208,000, $433,000 and $331,000, respectively.  Expected future compensation expense relating to the 1,418,311 non-vested restricted shares at June 30, 2017 is $19.1 million over a weighted average period of 4.07 years.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 – Stockholders’ Equity and Regulatory Capital

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

No capital distributions from the Bank to the Company were initiated during the fiscal years ended June 30, 2015, June 30, 2016 and June 30, 2017.

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

The minimum capital level requirements applicable to both the Bank and the consolidated Company include: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4% for all institutions. The previously amended rules also established a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and when fully phased in, would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement began phasing in at January 1, 2016 at 0.625% of risk-weighted assets and will increase each calendar year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 – Stockholders’ Equity and Regulatory Capital (continued)

The following tables present information regarding the Bank’s regulatory capital levels at June 30, 2017 and 2016.

	At June 30, 2017
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$753,790	23.30%	$258,809	8.00%	$323,512	10.00%
Tier 1 capital (to risk-weighted assets)	724,504	22.39%	194,107	6.00%	258,809	8.00%
Common equity tier 1 capital (to risk-weighted assets)	724,504	22.39%	145,580	4.50%	210,283	6.50%
Tier 1 capital (to adjusted total assets)	724,504	15.47%	187,308	4.00%	234,136	5.00%

	At June 30, 2016
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$722,561	26.03%	$222,062	8.00%	$277,577	10.00%
Tier 1 capital (to risk-weighted assets)	698,332	25.16%	166,546	6.00%	222,062	8.00%
Common equity tier 1 capital (to risk-weighted assets)	698,332	25.16%	124,910	4.50%	180,425	6.50%
Tier 1 capital (to adjusted total assets)	698,332	15.88%	175,848	4.00%	219,810	5.00%

The following table presents information regarding the consolidated Company’s regulatory capital levels at June 30, 2017 and June 30, 2016.

	At June 30, 2017
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$974,545	29.98%	$260,065	8.00%
Tier 1 capital (to risk-weighted assets)	945,259	29.08%	195,049	6.00%
Common equity tier 1 capital (to risk-weighted assets)	945,259	29.08%	146,287	4.50%
Tier 1 capital (to adjusted total assets)	945,259	20.11%	188,012	4.00%

	At June 30, 2016
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$1,076,640	38.78%	$222,106	8.00%
Tier 1 capital (to risk-weighted assets)	1,052,411	37.91%	166,579	6.00%
Common equity tier 1 capital (to risk-weighted assets)	1,052,411	37.91%	124,934	4.50%
Tier 1 capital (to adjusted total assets)	1,052,411	23.93%	175,919	4.00%

Based upon most recent notification from federal banking regulators dated February 13, 2017 the Bank was categorized as well capitalized as of September 30, 2016, under the regulatory framework for prompt corrective action.  There are no conditions existing or events which have occurred since notification that management believes have changed the Bank’s category.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17 – Income Taxes

Retained earnings at June 30, 2017, includes approximately $30.5 million of bad debt allowance, pursuant to the IRC, for which income taxes have not been provided.  If such amount is used for purposes other than to absorb bad debts, including distributions in liquidation, it will be subject to income tax at the then current rate.

The components of income taxes are as follows:

	Years Ended June 30,
	2017	2016	2015
	(In Thousands)
Current income tax expense:
Federal	$7,790	$6,440	$1,438
State	2,873	1,921	704
	10,663	8,361	2,142
Deferred income tax benefit:
Federal	(1,363)	(1,238)	(2,722)
State	(480)	(340)	(824)
	(1,843)	(1,578)	(3,546)
Valuation allowance	-	-	135

Total income tax expense (benefit)	$8,820	$6,783	$(1,269)

The following table presents a reconciliation between the reported income taxes and the income taxes which would be computed by applying the normal federal income tax rate of 35% to income before income taxes for the years ended June 30, 2017, 2016 and 2015:

	Years Ended June 30,
	2017	2016	2015
	(In Thousands)
Federal income tax expense at statutory rate	$9,598	$7,912	$1,526
(Reduction) increases in income taxes resulting from:
Tax exempt interest	(795)	(756)	(679)
New Jersey state tax, net of federal tax effect	1,555	1,028	10
Incentive stock options compensation expense	124	56	61
Income from bank-owned life insurance	(1,798)	(1,956)	(1,405)
Disqualifying disposition on incentive stock options	(165)	-	(491)
Net operating loss utilized from mutual holding company dissolution	-	-	(354)
Other items, net	301	499	(72)
	8,820	6,783	(1,404)
Valuation allowance	-	-	135

Total income tax expense (benefit)	$8,820	$6,783	$(1,269)
Effective income tax rate	32.16%	30.01%	-29.11%

The effective income tax rate represents total income tax expense divided by income before income taxes.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17 – Income Taxes (continued)

The Company maintained a valuation allowance during the years ended June 30, 2017 and 2016 against a portion of the deferred tax asset arising from the carryover associated with its charitable contribution to the KearnyBank Foundation made in conjunction with the Company’s second step conversion and stock offering.  The valuation allowance is attributable to a portion of the New Jersey state charitable contribution carryover which has been deemed more likely than not to not be realizable due to a difference in the taxable net income basis between the Company’s tax filing entities at the federal and state levels.

The tax effects of existing temporary differences that give rise to deferred income tax assets and liabilities are as follows:

	June 30,
	2017	2016
	(In Thousands)
Deferred income tax assets:
Purchase accounting	$466	$954
Accumulated other comprehensive income
Defined benefit plans	434	550
Unrealized loss on securities available for sale	975	1,954
Unrealized loss on securities available for sale transferred to held to maturity	453	431
Derivatives	-	8,708
Allowance for loan losses	11,963	9,897
Benefit plans	2,675	2,669
Compensation	1,146	891
Stock-based compensation	2,278	791
Uncollected interest	2,700	2,686
Depreciation	1,221	1,146
Charitable contribution carryover	2,139	3,090
Other items	642	670
	27,092	34,437
Valuation allowance	(135)	(135)
	26,957	34,302
Deferred income tax liabilities:
Deferred costs	2,083	1,515
Derivatives	2,582	-
Goodwill	6,167	6,177
Other items	671	637
	11,503	8,329
Net deferred income tax asset	$15,454	$25,973

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 18 – Commitments

The Bank has non-cancelable operating leases for branch offices.  The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2017:

Operating Lease Payments
(In Thousands)
Years ending June 30:
2018	2,074
2019	1,963
2020	1,711
2021	1,519
2022	1,244
Thereafter	4,320
Total minimum payments required	$12,831

The following schedule shows the composition of total rental expense for all operating leases:

	June 30,
	2017	2016	2015
	(In Thousands)
Minimum rentals	$1,989	$1,843	$1,807

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

The outstanding loan commitments are as follows:

	June 30,
	2017	2016
	(In Thousands)
Loan commitments:
Real estate mortgage loans	$87,666	$31,375
Home equity loans	2,768	565
Commercial business loans	4,737	3,614
Construction loans in process	8,088	73
Consumer home equity and overdraft lines of credit	33,408	32,125
Commercial business lines of credit	27,264	23,285
Total loan commitments	$163,931	$91,037

In addition to the loan commitments noted above, the Company has outstanding commitments to originate loans held for sale totaling $18.4 million at June 30, 2017 that are considered derivative instruments whose fair values are not considered to be material for financial statement reporting purposes.  Origination commitments on loans held for sale whose terms include interest rate locks to borrowers are generally paired with a “non-binding” best-efforts commitment to sell the loan to a buyer at a fixed price and within a predetermined timeframe after the sale commitment is established.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 18 – Commitments (continued)

At June 30, 2017, the outstanding mortgage loan commitments included $17.8 million for fixed-rate loans with interest rates ranging from 3.975% to 4.125% and $69.9 million for adjustable-rate loans with initial rates ranging from 2.875% to 4.75%.  Home equity loan commitments include $1.6 million for fixed-rate loans with interest rates ranging from 3.5% to 4.375% and $1.2 million for adjustable-rate loans with initial rates ranging from 3.50% to 6.00%.  Business loan commitments total $4.7 million representing funding commitments on fixed rate loans with initial rates of 4.125% to 6.750%.  Undisbursed funds from home equity and business lines of credit are adjustable-rate loans with interest rates ranging from 1.00% below to 5.25% above the prime rate published in the Wall Street Journal.  Lines of credit providing overdraft protection for checking accounts are either adjustable-rate loans with interest rates ranging from 3.50% to 4.00% above prime or fixed rate loans with interest rates ranging from 5.00% to 18.00%.

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

In addition to the commitments noted above, the Bank is party to standby letters of credit through which it guarantees certain specific business obligations of its commercial customers.  The balance of standby letters of credit at June 30, 2017 and 2016 were approximately $715,000 and $514,000, respectively.

The Company and subsidiaries are also party to litigation which arises primarily in the ordinary course of business.  In the opinion of management, the ultimate disposition of such litigation should not have a material adverse effect on the consolidated financial position of the Company.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 19 – Fair Value of Financial Instruments

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

In addition, the guidance requires the Company to disclose the fair value for assets and liabilities on both a recurring and non-recurring basis.

Those assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Debt securities available for sale:
U.S. agency securities	$-	$5,316	$-	$5,316
Obligations of state and political subdivisions	-	27,740	-	27,740
Asset-backed securities	-	162,429	-	162,429
Collateralized loan obligations	-	98,154	-	98,154
Corporate bonds	-	142,318	-	142,318
Trust preferred securities	-	7,540	1,000	8,540
Total debt securities	-	443,497	1,000	444,497

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	-	30,536	-	30,536
Residential pass-through securities	-	130,550	-	130,550
Commercial pass-through securities	-	8,177	-	8,177
Total mortgage-backed securities	-	169,263	-	169,263

Total securities available for sale	$-	$612,760	$1,000	$613,760

Derivative instruments
Interest rate swaps	$-	$7,372	$-	$7,372
Interest rate caps	-	140	-	140
Total derivatives	$-	$7,512	$-	$7,512

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 19 – Fair Value of Financial Instruments (continued)

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

In addition to the financial instruments noted above, the Company has outstanding commitments to originate loans held for sale totaling $18.4 million and $16.7 million at June 30, 2017 and June 30, 2016, respectively, that are considered derivative instruments for financial statement reporting purposes.  Given the short-term nature of the commitments and their immateriality to the statements of condition and operations, the Company assumes no change in the fair value of these derivative instruments during their outstanding period.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 19 – Fair Value of Financial Instruments (continued)

Those assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	June 30, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Impaired loans	$-	$-	$7,956	$7,956

	June 30, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Impaired loans	$-	$-	$10,533	$10,533
Real estate owned	$-	$-	$280	$280

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value:

	June 30, 2017
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(In Thousands)

Impaired loans	$7,956	Market valuation of underlying collateral	(1)	Direct disposal costs	(3)	6% - 10%	8.10%

	June 30, 2016
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(In Thousands)

Impaired loans	$10,533	Market valuation of underlying collateral	(1)	Direct disposal costs	(3)	6% - 10%	9.34%
Real estate owned	$280	Market valuation of property	(2)	Direct disposal costs	(3)	N/A	8.00%

(1)	The fair value basis of impaired loans is generally determined based on an independent appraisal of the market value of a loan’s underlying collateral.
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

Note 19 – Fair Value of Financial Instruments (continued)

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

At June 30, 2017, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $8.2 million and valuation allowances of $199,000 reflecting fair values of $8.0 million.  By comparison, at June 30, 2016, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $11.1 million and valuation allowances of $608,000 reflecting fair values of $10.5 million.

Once a loan is foreclosed, the fair value of the real estate owned continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan.  At June 30, 2017, the Company held no real estate owned whose carrying value was written down utilizing Level 3 inputs during the year ended June 30, 2017.  By comparison, at June 30, 2016, real estate owned whose carrying value was written down utilizing Level 3 inputs during the year ended June 30, 2016 comprised one property with a fair value totaling $280,000.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at June 30, 2017 and June 30, 2016:

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

Commitments.  The fair value of commitments to fund credit lines and originate or participate in loans held in portfolio or loans held for sale is estimated using fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed rate loan commitments, including those relating to loans held for sale that are considered derivative instruments for financial statement reporting purposes, the fair value also considers the difference between current levels of interest and the committed rates.  The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, is not considered material for disclosure.  The contractual amounts of unfunded commitments are presented in Note 18.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 19 – Fair Value of Financial Instruments (continued)

The carrying amounts and fair values of financial instruments are as follows:

	June 30, 2017
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$78,237	$78,237	$78,237	$-	$-
Debt securities available for sale	444,497	444,497	-	443,497	1,000
Mortgage-backed securities available for sale	169,263	169,263	-	169,263	-
Debt securities held to maturity	144,713	145,505	-	145,505	-
Mortgage-backed securities held to maturity	348,608	350,289	-	350,289	-
Loans held-for-sale	4,692	4,692	-	4,692	-
Net loans receivable	3,215,975	3,137,304	-	-	3,137,304
FHLB Stock	39,958	39,958	-	-	39,958
Interest receivable	12,493	12,493	12,493	-	-

Financial liabilities:
Deposits (1)	2,930,127	2,943,908	1,639,059	-	1,304,849
Borrowings	806,228	823,435	-	-	823,435
Interest payable on borrowings	1,391	1,391	1,391	-	-

Derivative instruments:
Interest rate swaps	7,372	7,372	-	7,372	-
Interest rate caps	140	140	-	140	-

(1)	Includes accrued interest payable on deposits of $382,000 at June 30, 2017.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 19 – Fair Value of Financial Instruments (continued)

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 20 – Comprehensive Income

The components of accumulated other comprehensive income (loss) included in stockholders’ equity are as follows:

	June 30,
	2017	2016
	(In Thousands)
Net unrealized loss on securities available for sale	$(2,385)	$(4,711)
Tax effect	975	1,954
Net of tax amount	(1,410)	(2,757)

Net unrealized loss on securities available for sale transferred to held to maturity	(1,109)	(1,056)
Tax effect	453	431
Net of tax amount	(656)	(625)

Fair value adjustments on derivatives	6,319	(21,317)
Tax effect	(2,582)	8,708
Net of tax amount	3,737	(12,609)

Benefit plan adjustments	(1,061)	(1,346)
Tax effect	434	550
Net of tax amount	(627)	(796)

Total accumulated other comprehensive income (loss)	$1,044	$(16,787)

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 20 – Comprehensive Income (continued)

Other comprehensive (loss) income and related tax effects are presented in the following table:

	Years Ended June 30,
	2017	2016	2015
	(In Thousands)
Net unrealized holding gain (loss) on securities available for sale	$1,923	$(4,564)	$(1,231)

Amortization of unrealized holding (loss) gain on securities available for sale transferred to held to maturity (2)	(53)	9	(75)

Net realized loss (gain) on securities available for sale (1)	402	-	(7)

Fair value adjustments on derivatives	27,637	(10,187)	(7,629)

Benefit plans:
Amortization of:
Actuarial loss (3)	66	37	29
Past service cost (3)	-	22	46
New actuarial gain (loss)	219	(911)	(363)
Net change in benefit plan accrued expense	285	(852)	(288)

Other comprehensive income (loss) before taxes	30,194	(15,594)	(9,230)
Tax effect	(12,363)	6,568	3,749
Total comprehensive income (loss)	$17,831	$(9,026)	$(5,481)

(1)	Represents amount reclassified out of accumulated other comprehensive income and included in gain on sale of securities on the consolidated statements of income.
(2)	Represents amounts reclassified out of accumulated other comprehensive income and included in interest income on taxable securities.
(3)	Represents amounts reclassified out of accumulated other comprehensive income and included in the computation of net periodic pension expense. See Note 15 – Benefit Plans for additional information.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 21 – Parent Only Financial Information

Kearny Financial Corp. operates its wholly owned subsidiary Kearny Bank and the Bank’s wholly-owned subsidiaries.  The consolidated earnings of the subsidiaries are recognized by the Company using the equity method of accounting.  Accordingly, the consolidated earnings of the subsidiaries are recorded as increases in the Company’s investment in the subsidiaries.  The following are the condensed financial statements for Kearny Financial Corp. (Parent Company only) as of June 30, 2017 and 2016, and for each of the years in the three-year period ended June 30, 2017.

Condensed Statements of Financial Condition

	June 30, 2017	June 30, 2016
	(In Thousands)
Assets

Cash and amounts due from depository institutions	$169,820	$316,438
Debt securities held to maturity	15,000	-
Loans receivable	36,448	37,944
Investment in subsidiary	836,426	793,549
Other assets	84	99
Total Assets	$1,057,778	$1,148,030

Liabilities and Stockholders' Equity

Other liabilities	597	401
Stockholders' equity	1,057,181	1,147,629
Total Liabilities and Stockholders' Equity	$1,057,778	$1,148,030

Condensed Statements of Income and Comprehensive Income

	Years Ended June 30,
	2017	2016	2015
	(In Thousands)
Interest income	$2,318	$2,413	$444
Equity in undistributed earnings of subsidiaries	18,427	15,543	5,467
Total income	20,745	17,956	5,911

Interest expense	-	-	120
Directors' compensation	265	242	143
Other expenses	1,755	1,703	468
Total expense	2,020	1,945	731
Income before income taxes	18,725	16,011	5,180
Income tax expense (benefit)	122	189	(449)
Net income	$18,603	$15,822	$5,629
Comprehensive income	$36,434	$6,796	$148

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 21 – Parent Only Financial Information (continued)

Condensed Statements of Cash Flows

	Years Ended June 30,
	2017	2016	2015
	(In Thousands)
Cash Flows from Operating Activities:
Net income	$18,603	$15,822	$5,629
Adjustment to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(18,427)	(15,543)	(5,467)
Contribution of stock to charitable foundation	-	-	5,000
Payments received in intercompany liabilities	-	-	(281)
(Increase) decrease in other assets	(19)	880	84
Increase in other liabilities	352	576	24
Net Cash Provided by Operating Activities	509	1,735	4,989

Cash Flows from Investing Activities:
Repayment of loan to ESOP	1,496	1,444	1,832
Purchase of subordinated debt security	(15,000)	-	-
Cash received from MHC in merger	-	-	162
Net Cash (Used In) Provided by Investing Activities	(13,504)	1,444	1,994

Cash Flows from Financing Activities:
Net proceeds of sale of common stock	-	-	706,785
Loan to ESOP for purchase of common stock	-	-	(36,125)
Infusion of capital to subsidiary	-	-	(353,395)
Exercise of stock options	482	-	-
Cash dividends paid	(8,286)	(7,481)	-
Repurchase and cancellation of common stock of Kearny Financial Corp. for treasury	(126,002)	(22,286)	-
Cancellation of expired, ungranted shares issued for stock benefit plan	183	-	-
Issuance of common stock of Kearny Financial Corp. from treasury	-	-	1,365
Net Cash (Used In) Provided by Financing Activities	(133,623)	(29,767)	318,630
Net (Decrease) Increase in Cash and Cash Equivalents	(146,618)	(26,588)	325,613
Cash and Cash Equivalents - Beginning	316,438	343,026	17,413
Cash and Cash Equivalents - Ending	$169,820	$316,438	$343,026

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 22 – Net Income per Common Share (EPS)

As a result of the completion of the Company’s second-step conversion and stock offering on May 18, 2015, the weighted average number of basic and diluted common shares outstanding for the year ended June 30, 2015 was retroactively adjusted, to reflect the 1.3804 exchange rate to convert the Company’s outstanding shares to its new common stock.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Year Ended June 30, 2017
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)

Net income	$18,603
Basic earnings per share, income available to common stockholders	$18,603	84,590	$0.22
Effect of dilutive securities:
Stock options	-	71
	$18,603	84,661	$0.22

	Year Ended June 30, 2016
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)

Net income	$15,822
Basic earnings per share, income available to common stockholders	$15,822	89,591	$0.18
Effect of dilutive securities:
Stock options	-	34
	$15,822	89,625	$0.18

	Year Ended June 30, 2015
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)

Net income	$5,629
Basic earnings per share, income available to common stockholders	$5,629	91,717	$0.06
Effect of dilutive securities:
Stock options	-	124
	$5,629	91,841	$0.06

During the years ended June 30, 2017, 2016 and 2015, the average number of options which were anti-dilutive totaled approximately 1,919,168,  248,000 and 253,000, respectively.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 23 – Quarterly Results of Operations (Unaudited)

The following is a condensed summary of quarterly results of operations for the years ended June 30, 2017 and 2016:

	Year Ended June 30, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands, Except Per Share Data)
Interest income	$32,806	$34,315	$35,008	$36,964
Interest expense	8,785	8,699	8,801	10,234
Net interest income	24,021	25,616	26,207	26,730
Provision for loan losses	1,129	1,255	1,809	1,188
Net interest income after provision for loan losses	22,892	24,361	24,398	25,542
Non-interest income	2,629	3,446	2,253	3,020
Non-interest expense	18,660	19,373	21,034	22,051
Income before Income Taxes	6,861	8,434	5,617	6,511
Income taxes	2,194	2,970	1,549	2,107
Net Income	$4,667	$5,464	$4,068	$4,404

Net income per common share:
Basic	$0.05	$0.06	$0.05	$0.05
Diluted	$0.05	$0.06	$0.05	$0.05

Weighted average number of common shares outstanding
Basic	86,246	85,174	84,542	82,372
Diluted	86,304	85,258	84,624	82,429

Dividends declared per common share	$0.02	$0.02	$0.03	$0.03

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 23 – Quarterly Results of Operations (Unaudited) (continued)

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

KEARNY FINANCIAL CORP.
Dated: August 29, 2017		/s/ Craig L. Montanaro
	By:	Craig L. Montanaro President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on August 29, 2017 on behalf of the Registrant and in the capacities indicated.

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