Form 10-Q
period 2017-09-30
Kearny Financial Corp.
filed 2017-11-08
CIK 1617242

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 2, 2017.

$0.01 par value common stock — 81,017,848 shares outstanding

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Share and Per Share Data)

	September 30,	June 30,
	2017	2017
	(Unaudited)
Assets
Cash and amounts due from depository institutions	$17,972	$18,889
Interest-bearing deposits in other banks	20,851	59,348
Cash and cash equivalents	38,823	78,237
Debt securities available for sale, at fair value	475,819	444,497
Mortgage-backed securities available for sale, at fair value	160,781	169,263
Securities available for sale	636,600	613,760
Debt securities held to maturity (fair value $146,782 and $145,505)	145,954	144,713
Mortgage-backed securities held to maturity (fair value $338,654 and $350,289)	336,972	348,608
Securities held to maturity	482,926	493,321
Loans held-for-sale	3,808	4,692
Loans receivable, including unamortized yield adjustments of $2,382 and $2,808	3,260,328	3,245,261
Less allowance for loan losses	(29,445)	(29,286)
Net loans receivable	3,230,883	3,215,975
Premises and equipment	40,132	39,585
Federal Home Loan Bank of New York ("FHLB") stock	39,115	39,958
Accrued interest receivable	13,268	12,493
Goodwill	108,591	108,591
Bank owned life insurance	182,489	181,223
Deferred income tax assets, net	13,230	15,454
Other assets	18,285	14,838
Total Assets	$4,808,150	$4,818,127

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest-bearing	$279,263	$267,412
Interest-bearing	2,674,005	2,662,715
Total deposits	2,953,268	2,930,127
Borrowings	808,554	806,228
Advance payments by borrowers for taxes	9,787	8,711
Other liabilities	22,308	15,880
Total Liabilities	3,793,917	3,760,946

Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 800,000,000 shares authorized; 81,547,848 shares and 84,350,848 shares issued and outstanding, respectively	815	844
Paid-in capital	690,204	728,790
Retained earnings	354,123	361,039
Unearned employee stock ownership plan shares; 3,512,207 shares and 3,562,382 shares, respectively	(34,049)	(34,536)
Accumulated other comprehensive income, net	3,140	1,044
Total Stockholders' Equity	1,014,233	1,057,181
Total Liabilities and Stockholders' Equity	$4,808,150	$4,818,127

See notes to unaudited consolidated financial statements

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	September 30,
	2017	2016
Interest Income
Loans	$30,473	$25,697
Mortgage-backed securities	2,896	3,937
Debt securities:
Taxable	2,960	2,040
Tax-exempt	621	551
Other interest-earning assets	642	581
Total Interest Income	37,592	32,806

Interest Expense
Deposits	6,219	5,361
Borrowings	4,563	3,424
Total Interest Expense	10,782	8,785
Net Interest Income	26,810	24,021
Provision for Loan Losses	630	1,129
Net Interest Income after Provision for Loan Losses	26,180	22,892

Non-Interest Income
Fees and service charges	1,261	663
Gain on sale of loans	331	300
Loss on sale and write down of real estate owned	(109)	(15)
Income from bank owned life insurance	1,267	1,319
Electronic banking fees and charges	278	283
Miscellaneous	66	79
Total Non-Interest Income	3,094	2,629

Non-Interest Expense
Salaries and employee benefits	12,867	10,909
Net occupancy expense of premises	1,981	1,941
Equipment and systems	2,190	2,048
Advertising and marketing	710	549
Federal deposit insurance premium	360	305
Directors' compensation	689	225
Miscellaneous	2,489	2,683
Total Non-Interest Expense	21,286	18,660
Income before Income Taxes	7,988	6,861
Income taxes	2,756	2,194
Net Income	$5,232	$4,667

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	September 30,
	2017	2016
Net Income per Common Share (EPS)
Basic	$0.07	$0.05
Diluted	$0.07	$0.05
Weighted Average Number of Common Shares Outstanding
Basic	79,649	86,246
Diluted	79,708	86,304

Dividends Declared Per Common Share	$0.15	$0.02

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Unaudited)

	Three Months Ended
	September 30,
	2017	2016
Net Income	$5,232	$4,667
Other Comprehensive Income, net of tax:
Unrealized gain on securities available for sale	1,148	1,073
Gain on securities transferred from available for sale to held to maturity	17	4
Fair value adjustments on derivatives	974	3,161
Benefit plan adjustments	(43)	(224)
Total Other Comprehensive Income	2,096	4,014
Total Comprehensive Income	$7,328	$8,681

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended September 30, 2016

(In Thousands, Unaudited)

	Common Stock		Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Loss	Total
Balance - June 30, 2016	91,822	$918	$849,173	$350,806	$(36,481)	$(16,787)	$1,147,629

Net income	-	-	-	4,667	-	-	4,667
Other comprehensive income, net of income tax expense	-	-	-	-	-	4,014	4,014
ESOP shares committed to be released (50 shares)	-	-	183	-	486	-	669
Stock option expense	-	-	34	-	-	-	34
Share repurchases	(2,746)	(27)	(35,778)	-	-	-	(35,805)
Restricted stock plan shares earned (3 shares)	-	-	36	-	-	-	36
Cash dividends declared ($0.02 per common share)	-	-	-	(1,710)	-	-	(1,710)

Balance - September 30, 2016	89,076	$891	$813,648	$353,763	$(35,995)	$(12,773)	$1,119,534

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended September 30, 2017

(In Thousands, Unaudited)

	Common Stock		Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Income	Total
Balance - June 30, 2017	84,351	$844	$728,790	$361,039	$(34,536)	$1,044	$1,057,181

Net income	-	-	-	5,232	-	-	5,232
Other comprehensive income, net of income tax expense	-	-	-	-	-	2,096	2,096
ESOP shares committed to be released (50 shares)	-	-	245	-	487	-	732
Stock option expense	-	-	522	-	-	-	522
Share repurchases	(2,803)	(29)	(40,453)	-	-	-	(40,482)
Restricted stock plan shares earned (73 shares)	-	-	1,100	-	-	-	1,100
Cash dividends declared ($0.15 per common share)	-	-	-	(12,148)	-	-	(12,148)

Balance - September 30, 2017	81,548	$815	$690,204	$354,123	$(34,049)	$3,140	$1,014,233

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Unaudited)

	Three Months Ended
	September 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$5,232	$4,667
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	726	748
Net amortization of premiums, discounts and loan fees and costs	1,201	1,354
Deferred income taxes	785	285
Amortization of intangible assets	31	36
Amortization of benefit plans’ unrecognized net (gain) loss	(72)	17
Provision for loan losses	630	1,129
Loss on write-down and sales of real estate owned	109	15
Loans originated for sale	(21,902)	(18,817)
Proceeds from sale of loans held-for-sale	22,999	17,756
Realized gain on sale of loans held-for-sale, net	(213)	(113)
Realized gain on sale of loans	(118)	(187)
Realized loss on disposition of premises and equipment	8	-
Increase in cash surrender value of bank owned life insurance	(1,267)	(1,319)
ESOP, stock option plan and restricted stock plan expenses	2,354	739
Increase in interest receivable	(775)	(454)
Increase in other assets	(1,338)	(1,228)
Increase in interest payable	69	32
Decrease in other liabilities	(3,436)	(1,735)
Net Cash Provided by Operating Activities	5,023	2,925

Cash Flows from Investing Activities:
Purchases of:
Debt securities available for sale	(39,999)	-
Debt securities held to maturity	(1,628)	(315)
Mortgage-backed securities available for sale	-	(30,663)
Proceeds from:
Repayments/calls/maturities of debt securities available for sale	10,247	237
Repayments/calls/maturities of debt securities held to maturity	315	25,350
Repayments/maturities of mortgage-backed securities available for sale	8,696	16,375
Repayments/maturities of mortgage-backed securities held to maturity	11,294	13,357
Purchase of loans	(13,795)	(129,270)
Proceeds from sale of loans	1,264	2,124
Net increase in loans receivable	(4,120)	(45,849)
Proceeds from sale of real estate owned	-	344
Additions to premises and equipment	(1,281)	(488)
Purchase of FHLB stock	(2,070)	(1,125)
Redemption of FHLB stock	2,913	136
Net Cash Used in Investing Activities	$(28,164)	$(149,787)

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands, Unaudited)

	Three Months Ended
	September 30,
	2017	2016
Cash Flows from Financing Activities:
Net increase in deposits	$23,141	39,115
Repayment of term FHLB advances	(625,027)	(428,025)
Proceeds from term FHLB advances	625,000	425,000
Net change in overnight borrowings	-	25,000
Net increase (decrease) in other short-term borrowings	2,349	(3,011)
Net increase (decrease) in advance payments by borrowers for taxes	1,076	(309)
Repurchase and cancellation of common stock of Kearny Financial Corp.	(40,482)	(35,805)
Dividends paid	(2,330)	(1,710)
Net Cash (Used in) Provided by Financing Activities	(16,273)	20,255
Net Decrease in Cash and Cash Equivalents	(39,414)	(126,607)
Cash and Cash Equivalents - Beginning	78,237	199,200
Cash and Cash Equivalents - Ending	$38,823	$72,593

Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Income taxes, net of refunds	$4,468	$1,854
Interest	$10,713	$8,754

Non-cash investing and financing activities:
Acquisition of real estate owned in settlement of loans	$901	$889

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

2.     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, income, comprehensive income, changes in stockholders’ equity and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the unaudited consolidated financial statements have been included. The results of operations for the three-month period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

The data in the consolidated statement of financial condition for June 30, 2017 was derived from the Company’s 2017 annual report on Form 10-K. That data, along with the interim unaudited financial information presented in the consolidated statements of financial condition, income, comprehensive income, changes in stockholders’ equity and cash flows should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s 2017 annual report on Form 10-K.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended
	September 30, 2017
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)

Net income	$5,232
Basic earnings per share, income available to common stockholders	$5,232	79,649	$0.07
Effect of dilutive securities:
Stock options		59
	$5,232	79,708	$0.07

	Three Months Ended
	September 30, 2016
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)

Net income	$4,667
Basic earnings per share, income available to common stockholders	$4,667	86,246	$0.05
Effect of dilutive securities:
Stock options		58
	$4,667	86,304	$0.05

During the three months ended September 30, 2017, the average number of options which were considered anti-dilutive totaled approximately 3,290,000.  During the three months ended September 30, 2016, there were no options which were considered anti-dilutive.

4.     SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of September 30, 2017 and has identified the following items that should be disclosed in these consolidated financial statements.  The evaluation was conducted through the date this document was filed.

On November 1, 2017, Kearny Financial Corp. (Nasdaq: KRNY), the holding company for Kearny Bank (“Kearny”), and Clifton Bancorp Inc. (Nasdaq: CSBK), the holding company for Clifton Savings Bank (“Clifton”), announced  that the companies have entered into a definitive agreement pursuant to which KRNY will acquire CSBK in an all-stock transaction. Under the terms of the agreement, Clifton will merge with and into Kearny and each outstanding share of CSBK common stock will be exchanged for 1.191 shares of KRNY common stock. The transaction is valued at an estimated $408 million, or approximately $18.25 per CSBK share, based upon the 10 day volume-weighted average common stock price of $15.32 for KRNY as of October 31, 2017 and is subject to stockholder and regulatory approvals.

As of September 30, 2017, CSBK had approximately $1.6 billion of assets, $1.1 billion of loans, and $915 million of deposits held across a network of 12 branches throughout Bergen, Passaic, Hudson, and Essex counties.  Upon closing, KRNY stockholders and CSBK stockholders will own approximately 76% and 24% of the combined company, respectively.

5.     RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are in the scope of other standards.  For public entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.  Subsequently, the FASB issued the following standards related to ASU 2014-09: ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations”; ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”; ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”; ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”; and ASU 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” These amendments are intended to improve and clarify the implementation guidance of ASU 2014-09 and have the same effective date as the original standard.  The Company’s main source of revenue is comprised of net interest income on interest earning assets and liabilities and non-interest income.  The scope of this ASU explicitly excludes net interest income as well as other revenues associated with financial assets and liabilities, including loans, leases, securities, certain insurance revenues and derivatives.  Accordingly, the majority of the Company’s revenues will not be affected.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies subsequent measurement of goodwill by eliminating Step 2 of the impairment test while retaining the option to perform the qualitative assessment for a reporting unit to determine whether the quantitative impairment test is necessary. The ASU also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. For public entities, ASU 2017-04 is effective for fiscal years beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill impairment testing dates beginning after January 1, 2017. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, to clarify which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718.  Topic 718 provides an accounting framework applicable to modifications of share-based payments, and currently defines a modification as “a change in any of the terms or conditions of a share-based payment award.”  This definition is open to a broad range of interpretation and has resulted in diversity in practice as to whether certain changes in terms or conditions are treated as modifications.  ASU 2017-09 further clarifies that an entity must apply modification accounting to changes in the terms or conditions of a share-based payment award unless certain criteria are met.  For public entities, ASU 2017-09 becomes effective for fiscal years beginning after December 15, 2017.  The company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down-Round Features and      II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception.  This ASU simplifies the accounting for certain financial instruments with down-round features by eliminating the requirement to consider the down-round feature in the liability or equity classification determination.  Also, the new standard will reduce income statement volatility for many entities that issue warrants and convertible instruments which contain such features.  Part l of ASU 2017-11 changes the classification analysis of certain equity-linked financial instruments, such as warrants and embedded conversion features, such that a down-round feature is disregarded when assessing whether the instrument is indexed to an entity’s own stock under Subtopic 815-40.  As a result, a down-round feature, by itself, no longer requires an instrument to be re-measured at fair value through earnings each period, although all other aspects of the indexation guidance under Subtopic 815-40 continue to apply.

For freestanding equity-classified financial instruments, ASU 2017-11 requires entities that present earnings per share (EPS) to recognize the effect of the down-round feature when it is triggered, i.e., when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down-round feature.  The amount of the EPS adjustment is determined as the difference between the fair value of the instrument immediately before and after the strike price is adjusted.  That amount is recorded as a dividend and as a reduction of income available to common stockholders in basic EPS.  An entity may also be required to adjust its diluted EPS calculation.  Convertible instruments with embedded conversion options that have down-round features will be accounted for under existing guidance.  ASU 2017-11 does not change the accounting for liability-classified financial instruments where classification resulted from a term or feature other than a down-round feature.  Part ll of this ASU changes the indefinite deferral available to private companies with mandatorily redeemable financial instruments and certain non-controlling interests to a scope exception, which does not have an accounting effect.  For public entities, Part 1 of ASU 2017-11 becomes effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The amendments in Part ll have no accounting impact and therefore do not have an associated effective date.  The company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, to improve its hedge accounting guidance and simplify and expand eligible hedging strategies for financial and nonfinancial risks.  ASU 2017-12 also enhances the transparency of how hedging results are presented and disclosed and provides partial relief on the timing of certain aspects of hedge documentation and eliminates the requirement to recognize hedge ineffectiveness separately in earnings.  This ASU more closely aligns hedge accounting with a company’s risk management activities and simplifies its application through targeted improvements in key practice areas.  This includes expanding the list if items eligible to be hedged and amending the methods used to measure the effectiveness of hedging relationships.  ASU 2017-12 eliminates the concept of benchmark interest rates, instead an entity can hedge any contractually specified interest rate, however for fair value hedges; the concept of benchmark interest rates was retained.  Similar to the amendments for cash flow hedges of interest-rate risk, this ASU permits an entity to hedge the variability in cash flows attributable to changes in any contractually specified component of a nonfinancial asset.  ASU 2017-12 eliminates the concept of hedge ineffectiveness for financial statement recognition purposes.  While the hedging relationship is still required to be highly effective in order to apply hedge accounting, the ineffective portion of the hedging instrument is no longer required to be recognized currently in earnings or disclosed.  Further, for cash flow and net investment hedges, all changes in the fair value of the hedging instrument, both the effective and ineffective portions, will be deferred to other comprehensive income and recognized in earnings at the same time that the hedged item affects earnings.  For fair value hedges, the entire fair value change of the hedging instruments is presented in the same income statement line item that included the hedged item’s impact on earnings.  For public entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption is permitted in any interim period or annual period for existing hedging relationships on the date of adoption.  The effect of adoption should be reflected as of the beginning of the fiscal year of adoption. The company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

6.     SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains and losses and fair values of debt and mortgage-backed securities available for sale at September 30, 2017 and June 30, 2017 and stratification by contractual maturity of debt securities available for sale at September 30, 2017 are presented below:

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available for sale:
Debt securities:
U.S. agency securities	$5,054	$30	$21	$5,063
Obligations of state and political subdivisions	27,458	291	24	27,725
Asset-backed securities	163,174	795	354	163,615
Collateralized loan obligations	128,052	391	60	128,383
Corporate bonds	143,014	766	1,291	142,489
Trust preferred securities	8,914	-	370	8,544
Total debt securities	475,666	2,273	2,120	475,819

Mortgage-backed securities:
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	9,300	38	56	9,282
Federal National Mortgage Association	20,051	-	543	19,508
Total collateralized mortgage obligations	29,351	38	599	28,790

Mortgage pass-through securities:
Residential pass-through securities:
Federal Home Loan Mortgage Corporation	90,838	385	764	90,459
Federal National Mortgage Association	33,129	409	129	33,409
Total residential pass-through securities	123,967	794	893	123,868

Commercial pass-through securities:
Federal National Mortgage Association	8,069	58	4	8,123
Total commercial pass-through securities	8,069	58	4	8,123

Total mortgage-backed securities	161,387	890	1,496	160,781

Total securities available for sale	$637,053	$3,163	$3,616	$636,600

	September 30, 2017
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities available for sale:
Due in one year or less	$-	$-
Due after one year through five years	53,620	53,719
Due after five years through ten years	160,665	160,248
Due after ten years	261,381	261,852
Total	$475,666	$475,819

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available for sale:
Debt securities:
U.S. agency securities	$5,304	$35	$23	$5,316
Obligations of state and political subdivisions	27,465	305	30	27,740
Asset-backed securities	163,120	316	1,007	162,429
Collateralized loan obligations	98,078	185	109	98,154
Corporate bonds	143,017	826	1,525	142,318
Trust preferred securities	8,912	-	372	8,540
Total debt securities	445,896	1,667	3,066	444,497

Mortgage-backed securities:
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	9,902	38	66	9,874
Federal National Mortgage Association	21,222	-	560	20,662
Total collateralized mortgage obligations	31,124	38	626	30,536

Mortgage pass-through securities:
Residential pass-through securities:
Federal Home Loan Mortgage Corporation	95,501	352	999	94,854
Federal National Mortgage Association	35,516	425	245	35,696
Total residential pass-through securities	131,017	777	1,244	130,550

Commercial pass-through securities:
Federal National Mortgage Association	8,108	69	-	8,177
Total commercial pass-through securities	8,108	69	-	8,177

Total mortgage-backed securities	170,249	884	1,870	169,263

Total securities available for sale	$616,145	$2,551	$4,936	$613,760

There were no sales of securities available for sale during the three months ended September 30, 2017 and September 30, 2016.

At September 30, 2017 and June 30, 2017, securities available for sale with carrying values of approximately $39.5 million and $41.8 million, respectively, were utilized as collateral for borrowings through the FHLB of New York.  At September 30, 2017 and June 30, 2017, securities available for sale with carrying values of approximately $41.6 million and $41.5 million, respectively, were utilized as collateral for potential borrowings through the Federal Reserve Bank of New York.  As of those same dates, securities available for sale with total carrying values of approximately $7.9 million and $8.2 million, respectively, were utilized as collateral for depositor sweep accounts.

7.     SECURITIES HELD TO MATURITY

The amortized cost, gross unrecognized gains and losses and fair values of debt and mortgage-backed securities held to maturity at September 30, 2017 and June 30, 2017 and stratification by contractual maturity of debt securities held to maturity at September 30, 2017 are presented below:

	September 30, 2017
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Securities held to maturity:
Debt securities:
U.S. agency securities	$35,000	$-	$16	$34,984
Obligations of state and political subdivisions	95,954	972	128	96,798
Subordinated debt	15,000	-	-	15,000
Total debt securities	145,954	972	144	146,782

Mortgage-backed securities:
Collateralized mortgage obligations:
Government National Mortgage Association	2,051	-	43	2,008
Federal Home Loan Mortgage Corporation	14,425	-	349	14,076
Federal National Mortgage Association	104	9	-	113
Non-agency securities	20	-	-	20
Total collateralized mortgage obligations	16,600	9	392	16,217

Mortgage pass-through securities:
Residential pass-through securities:
Federal Home Loan Mortgage Corporation	33,288	1	381	32,908
Federal National Mortgage Association	135,969	612	491	136,090
Total residential pass-through securities	169,257	613	872	168,998

Commercial pass-through securities:
Government National Mortgage Association	1,934	-	5	1,929
Federal National Mortgage Association	149,181	2,336	7	151,510
Total commercial pass-through securities	151,115	2,336	12	153,439

Total mortgage-backed securities	336,972	2,958	1,276	338,654

Total securities held to maturity	$482,926	$3,930	$1,420	$485,436

	September 30, 2017
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities held to maturity:
Due in one year or less	$39,253	$39,236
Due after one year through five years	25,057	25,130
Due after five years through ten years	69,846	70,532
Due after ten years	11,798	11,884
Total	$145,954	$146,782

	June 30, 2017
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Securities held to maturity:
Debt securities:
U.S. agency securities	$35,000	$-	$48	$34,952
Obligations of state and political subdivisions	94,713	996	156	95,553
Subordinated debt	15,000	-	-	15,000
Total debt securities	144,713	996	204	145,505

Mortgage-backed securities:
Collateralized mortgage obligations:
Government National Mortgage Association	2,199	-	46	2,153
Federal Home Loan Mortgage Corporation	15,522	-	357	15,165
Federal National Mortgage Association	111	10	-	121
Non-agency securities	22	-	-	22
Total collateralized mortgage obligations	17,854	10	403	17,461

Mortgage pass-through securities:
Residential pass-through securities:
Federal Home Loan Mortgage Corporation	35,289	1	338	34,952
Federal National Mortgage Association	143,524	428	597	143,355
Total residential pass-through securities	178,813	429	935	178,307

Commercial pass-through securities:
Government National Mortgage Association	1,989	-	11	1,978
Federal National Mortgage Association	149,952	2,622	31	152,543
Total commercial pass-through securities	151,941	2,622	42	154,521

Total mortgage-backed securities	348,608	3,061	1,380	350,289

Total securities held to maturity	$493,321	$4,057	$1,584	$495,794

There were no sales of securities held to maturity during the three months ended September 30, 2017 and September 30, 2016.

At September 30, 2017 and June 30, 2017, securities held to maturity with carrying values of approximately $120.5 million and $117.5 million, respectively, were utilized as collateral for borrowings from the FHLB of New York. As of those same dates, securities held to maturity with total carrying values of approximately $6.9 million and $6.9 million, respectively, were pledged to secure public funds on deposit.  At September 30, 2017 and June 30, 2017, securities held to maturity with carrying values of approximately $91.7 million and $88.8 million, respectively, were utilized as collateral for potential borrowings from the Federal Reserve Bank of New York.  As of those same dates, securities held to maturity with carrying values of approximately $28.6 million and $32.7 million, respectively, were utilized as collateral for depositor sweep accounts.

8.     IMPAIRMENT OF SECURITIES

The following two tables summarize the fair values and gross unrealized losses within the available for sale and held to maturity portfolios at September 30, 2017 and June 30, 2017. The gross unrealized and unrecognized losses, presented by security type, represent temporary impairments of value within each portfolio as of the dates presented. Temporary impairments within the available for sale portfolio have been recognized through other comprehensive income as reductions in stockholders’ equity on a tax-effected basis.

The tables are followed by a discussion that summarizes the Company’s rationale for recognizing impairments, where applicable, as “temporary” versus those identified as “other-than-temporary”. Such rationale is presented by investment type and generally applies consistently to both the “available for sale” and “held to maturity” portfolios, except where specifically noted.

	September 30, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Available for Sale:
U.S. agency securities	$382	$1	$1,657	$20	$2,039	$21
Obligations of state and political subdivisions	3,312	14	567	10	3,879	24
Asset-backed securities	-	-	38,664	354	38,664	354
Collateralized loan obligations	30,784	60	-	-	30,784	60
Corporate bonds	-	-	68,731	1,291	68,731	1,291
Trust preferred securities	-	-	7,545	370	7,545	370
Collateralized mortgage obligations	7,629	96	17,030	503	24,659	599
Residential pass-through securities	43,534	183	31,090	710	74,624	893
Commercial pass-through securities	4,054	4	-	-	4,054	4

Total	$89,695	$358	$165,284	$3,258	$254,979	$3,616

	June 30, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Available for Sale:
U.S. agency securities	$440	$-	$1,746	$23	$2,186	$23
Obligations of state and political subdivisions	$3,872	$30	$-	$-	3,872	30
Asset-backed securities	16,860	84	86,975	923	103,835	1,007
Collateralized loan obligations	46,016	108	6,000	1	52,016	109
Corporate bonds	-	-	73,500	1,525	73,500	1,525
Trust preferred securities	-	-	7,540	372	7,540	372
Collateralized mortgage obligations	26,090	626	-	-	26,090	626
Residential pass-through securities	77,301	1,244	-	-	77,301	1,244

Total	$170,579	$2,092	$175,761	$2,844	$346,340	$4,936

The number of available for sale securities with unrealized losses at September 30, 2017 totaled 51 and included seven U.S. agency securities, nine municipal obligations, six asset-backed securities, four collateralized loan obligations, six corporate obligations, four trust preferred securities, five collateralized mortgage obligations and nine residential pass-through securities and one commercial pass-through security. The number of available for sale securities with unrealized losses at June 30, 2017 totaled 57 and included seven U.S. agency securities, nine municipal obligations, nine asset-backed securities, eight collateralized loan obligations, seven corporate obligations, four trust preferred securities and five collateralized mortgage obligations and eight residential pass-through securities.

	September 30, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
	(In Thousands)
Securities Held to Maturity:
U.S. agency securities	$24,990	$10	$9,994	$6	$34,984	$16
Obligations of state and political subdivisions	15,831	109	2,913	19	18,744	128
Collateralized mortgage obligations	-	-	16,096	392	16,096	392
Residential pass-through securities	95,789	731	5,943	141	101,732	872
Commercial pass-through securities	9,097	7	1,929	5	11,026	12

Total	$145,707	$857	$36,875	$563	$182,582	$1,420

	June 30, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
	(In Thousands)
Securities Held to Maturity:
U.S. agency securities	$24,969	$31	$9,983	$17	$34,952	$48
Obligations of state and political subdivisions	19,232	150	409	6	19,641	156
Collateralized mortgage obligations	17,317	403	22	-	17,339	403
Residential pass-through securities	119,538	887	1,750	48	121,288	935
Commercial pass-through securities	11,110	42	-	-	11,110	42

Total	$192,166	$1,513	$12,164	$71	$204,330	$1,584

The number of held to maturity securities with unrecognized losses at September 30, 2017 totaled 74 and included two U.S. agency securities, 39 municipal obligations, six collateralized mortgage obligations, 24 residential pass-through securities and three commercial pass-through securities.  The number of held to maturity securities with unrecognized losses at June 30, 2017 totaled 90 and included two U.S. agency securities, 44 municipal obligations, seven collateralized mortgage obligations, 34 residential pass-through securities and three commercial pass-through securities.

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

At September 30, 2017 and June 30, 2017, the Company held no securities for which credit-related OTTI had been recognized in earnings based on the Company’s analysis and determination that the impairment reported in the tables above was “temporary” in nature as of both dates.

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

With credit risk being mitigated in the manner outlined above, the unrealized and unrecognized losses on the Company’s securities are due largely to the combined effects of several market-related factors including, most notably, changes in market interest rates and changing market conditions which affect the supply and demand for such securities.  Those market conditions may fluctuate over time resulting in certain securities being impaired for periods in excess of 12 months.  However, the longevity of such impairment is not necessarily reflective of an expectation for an adverse change in cash flows signifying a credit loss.  Consequently, the impairments of value resulting directly from these changing market conditions are considered “noncredit-related” and “temporary” in nature.

The Company has the stated ability and intent to “hold until forecasted recovery” those securities so designated at September 30, 2017 and does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  In light of the factors noted above, the Company does not consider its balance of securities with unrealized and unrecognized losses at September 30, 2017 and June 30, 2017, to be “other-than-temporarily” impaired as of those dates.

9.     LOAN QUALITY AND ALLOWANCE FOR LOAN LOSSES

Acquired Credit-Impaired Loans. At September 30, 2017, the remaining outstanding principal balance and carrying amount of acquired credit-impaired loans totaled approximately $584,000 and $386,000, respectively. By comparison, at June 30, 2017, the remaining outstanding principal balance and carrying amount of acquired credit-impaired loans totaled approximately $839,000 and $594,000, respectively.

The carrying amount of acquired credit-impaired loans for which interest is not being recognized due to the uncertainty of the cash flows relating to such loans totaled $363,000 and $371,000 at September 30, 2017 and June 30, 2017, respectively.

There were no valuation allowances for specifically identified impairment attributable to acquired credit-impaired loans at September 30, 2017 and June 30, 2017, respectively.

The following table presents the changes in the accretable yield relating to the acquired credit-impaired loans for the three months ended September 30, 2017 and September 30, 2016.

	Three Months Ended September 30,
	2017	2016
	(In Thousands)
Beginning balance	$215	$335
Accretion to interest income	(9)	(2)
Disposals	-	(19)
Reclassifications from nonaccretable difference	-	-
Ending balance	$206	$314

Residential Mortgage Loans in Foreclosure. We may obtain physical possession of one- to four-family real estate collateralizing a residential mortgage loan via foreclosure or through an in-substance repossession. As of September 30, 2017, we held five single-family properties in real estate owned with an aggregate carrying value of $1.9 million that were acquired through foreclosures on residential mortgage loans.  As of that same date, we held 13 residential mortgage loans with aggregate carrying values totaling $2.6 million which were in the process of foreclosure.  By comparison, as of June 30, 2017, we held two single-family properties in real estate owned with an aggregate carrying value of $981,000 that were acquired through foreclosures on residential mortgage loans.  As of that same date, we held 18 residential mortgage loans with aggregate carrying values totaling $3.7 million which were in the process of foreclosure.

Loan Quality. The following tables present the balance of the allowance for loan losses at September 30, 2017 and June 30, 2017 based upon the calculation methodology as described in the Company’s Form 10-K for the fiscal year ended June 30, 2017. The tables identify the valuation allowances attributable to specifically identified impairments on individually evaluated loans, including those acquired with deteriorated credit quality, as well as valuation allowances for impairments on loans evaluated collectively. The tables include the underlying balance of loans receivable applicable to each category as of those dates as well as the activity in the allowance for loan losses for the three months ended September 30, 2017 and September 30, 2016. Unless otherwise noted, the balance of loans reported in the tables below excludes yield adjustments and the allowance for loan loss.

Allowance for Loan Losses and Loans Receivable
At September 30, 2017

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of allowance for loan losses:
Loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Loans individually evaluated for impairment	72	-	6	-	-	-	-	78
Loans collectively evaluated for impairment	2,429	13,807	9,887	89	1,948	470	737	29,367

Total allowance for loan losses	$2,501	$13,807	$9,893	$89	$1,948	$470	$737	$29,445

Allowance for Loan Losses and Loans Receivable
At September 30, 2017

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of loans receivable:

Loans acquired with deteriorated credit quality	$97	$-	$-	$-	$289	$-	$-	$386
Loans individually evaluated for impairment	9,177	146	7,307	253	2,590	1,726	-	21,199
Loans collectively evaluated for impairment	550,319	1,427,694	1,078,676	8,067	78,797	79,020	13,788	3,236,361

Total loans	$559,593	$1,427,840	$1,085,983	$8,320	$81,676	$80,746	$13,788	$3,257,946
Unamortized yield adjustments								2,382
Loans receivable, net of yield adjustments								$3,260,328

Allowance for Loan Losses and Loans Receivable
Period Ended September 30, 2017

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the three months ended September 30, 2017:

At June 30, 2017:	$2,384	$13,941	$9,939	$35	$1,709	$501	$777	$29,286

Total charge offs	(267)	-	(38)	-	(6)	-	(297)	(608)
Total recoveries	20	-	-	-	34	65	18	137
Total provisions	364	(134)	(8)	54	211	(96)	239	630

Total allowance for loan losses	$2,501	$13,807	$9,893	$89	$1,948	$470	$737	$29,445

Allowance for Loan Losses and Loans Receivable
Period Ended September 30, 2016

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the three months ended September 30, 2016:

At June 30, 2016:	$2,370	$9,995	$7,846	$24	$2,784	$432	$778	$24,229

Total charge offs	(23)	-	(41)	-	(194)	(21)	(95)	(374)
Total recoveries	-	-	-	-	15	-	4	19
Total provisions	459	274	511	15	(286)	123	33	1,129

Total allowance for loan losses	$2,806	$10,269	$8,316	$39	$2,319	$534	$720	$25,003

Allowance for Loan Losses and Loans Receivable
At June 30, 2017

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of allowance for loan losses:

Loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Loans individually evaluated for impairment	154	-	39	-	6		-	199
Loans collectively evaluated for impairment	2,230	13,941	9,900	35	1,703	501	777	29,087

Total allowance for loan losses	$2,384	$13,941	$9,939	$35	$1,709	$501	$777	$29,286

Allowance for Loan Losses and Loans Receivable
At June 30, 2017

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of loans receivable:

Loans acquired with deteriorated credit quality	$97	$-	$-	$-	$497	$-	$-	594
Loans individually evaluated for impairment	10,546	158	5,877	612	2,365	1,894	-	21,452
Loans collectively evaluated for impairment	556,680	1,412,417	1,079,187	3,203	71,609	80,928	16,383	3,220,407

Total loans	$567,323	$1,412,575	$1,085,064	$3,815	$74,471	$82,822	$16,383	$3,242,453
Unamortized yield adjustments								2,808
Loans receivable, net of yield adjustments								$3,245,261

The following tables present key indicators of credit quality regarding the Company’s loan portfolio based upon loan classification and contractual payment status at September 30, 2017 and June 30, 2017 based upon the methodology for identifying and reporting such loans as described in the Company’s Form 10-K for the fiscal year ended June 30, 2017.

Credit-Rating Classification of Loans Receivable
At September 30, 2017

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Non-classified	$546,574	$1,427,694	$1,074,962	$7,761	$74,095	$78,472	$13,578	$3,223,136
Classified:
Special Mention	817	-	-	306	1,082	120	103	2,428
Substandard	12,202	146	11,021	253	6,499	2,154	105	32,380
Doubtful	-	-	-	-	-	-	2	2
Loss	-	-	-	-	-	-	-	-
Total classified loans	13,019	146	11,021	559	7,581	2,274	210	34,810

Total loans	$559,593	$1,427,840	$1,085,983	$8,320	$81,676	$80,746	$13,788	$3,257,946

Credit-Rating Classification of Loans Receivable
At June 30, 2017

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Non-classified	$552,961	$1,412,417	$1,078,711	$2,894	$66,886	$80,393	$16,166	$3,210,428
Classified:
Special Mention	928	-	-	309	1,098	120	139	2,594
Substandard	13,434	158	6,353	612	6,487	2,309	75	29,428
Doubtful	-	-	-	-	-	-	3	3
Loss	-	-	-	-	-	-	-	-
Total classified loans	14,362	158	6,353	921	7,585	2,429	217	32,025

Total loans	$567,323	$1,412,575	$1,085,064	$3,815	$74,471	$82,822	$16,383	$3,242,453

Contractual Payment Status of Loans Receivable
At September 30, 2017

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Current	$554,765	$1,427,840	$1,082,128	$8,067	$79,782	$80,207	$13,525	$3,246,314
Past due:
30-59 days	151	-	51	253	-	113	60	628
60-89 days	349	-	-	-	37	-	98	484
90+ days	4,328	-	3,804	-	1,857	426	105	10,520
Total past due	4,828	-	3,855	253	1,894	539	263	11,632

Total loans	$559,593	$1,427,840	$1,085,983	$8,320	$81,676	$80,746	$13,788	$3,257,946

Contractual Payment Status of Loans Receivable
At June 30, 2017

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Current	$560,054	$1,412,575	$1,083,736	$3,560	$72,826	$81,946	$16,083	$3,230,780
Past due:
30-59 days	1,749	-	60	255	29	187	91	2,371
60-89 days	403	-	318	-	-	141	135	997
90+ days	5,117	-	950	-	1,616	548	74	8,305
Total past due	7,269	-	1,328	255	1,645	876	300	11,673

Total loans	$567,323	$1,412,575	$1,085,064	$3,815	$74,471	$82,822	$16,383	$3,242,453

The following tables present information relating to the Company’s nonperforming and impaired loans at September 30, 2017 and June 30, 2017 based upon the methodology for identifying and reporting such loans as described in the Company’s Form 10-K for the fiscal year ended June 30, 2017. Loans reported as “90+ days past due accruing” in the table immediately below are also reported in the preceding contractual payment status table under the heading “90+ days past due”.

Performance Status of Loans Receivable
At September 30, 2017

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Performing	$553,078	$1,427,694	$1,078,829	$8,067	$78,823	$79,661	$13,683	$3,239,835
Nonperforming:
90+ days past due accruing	-	-	-	-	-	-	105	105
Nonaccrual	6,515	146	7,154	253	2,853	1,085	-	18,006
Total nonperforming	6,515	146	7,154	253	2,853	1,085	105	18,111

Total loans	$559,593	$1,427,840	$1,085,983	$8,320	$81,676	$80,746	$13,788	$3,257,946

Performance Status of Loans Receivable
At June 30, 2017

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Performing	$558,533	$1,412,417	$1,079,344	$3,560	$71,837	$81,581	$16,309	$3,223,581
Nonperforming:
90+ days past due accruing	-	-	-	-	-	-	74	74
Nonaccrual	8,790	158	5,720	255	2,634	1,241	-	18,798
Total nonperforming	8,790	158	5,720	255	2,634	1,241	74	18,872

Total loans	$567,323	$1,412,575	$1,085,064	$3,815	$74,471	$82,822	$16,383	$3,242,453

Impairment Status of Loans Receivable
At September 30, 2017

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Carrying value of impaired loans:

Non-impaired loans	$550,319	$1,427,694	$1,078,676	$8,067	$78,797	$79,020	$13,788	$3,236,361
Impaired loans:
Impaired loans with no allowance for impairment	7,869	146	6,960	253	2,878	1,726	-	19,832
Impaired loans with allowance for impairment:
Recorded investment	1,405	-	347	-	1	-	-	1,753
Allowance for impairment	(72)	-	(6)	-	-	-	-	(78)
Balance of impaired loans net of allowance for impairment	1,333	-	341	-	1	-	-	1,675
Total impaired loans, excluding allowance for impairment:	9,274	146	7,307	253	2,879	1,726	-	21,585

Total loans	$559,593	$1,427,840	$1,085,983	$8,320	$81,676	$80,746	$13,788	$3,257,946

Unpaid principal balance of impaired loans:
Total impaired loans	$14,112	$930	$10,549	$691	$6,777	$2,828	$-	$35,887

Impairment Status of Loans Receivable
At June 30, 2017

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Carrying value of impaired loans:

Non-impaired loans	$556,680	$1,412,417	$1,079,187	$3,203	$71,609	$80,928	$16,383	$3,220,407
Impaired loans:
Impaired loans with no allowance for impairment	8,971	158	4,521	612	2,755	1,894	-	18,911
Impaired loans with allowance for impairment:
Recorded investment	1,672	-	1,356	-	107	-	-	3,135
Allowance for impairment	(154)	-	(39)	-	(6)	-	-	(199)
Balance of impaired loans net of allowance for impairment	1,518	-	1,317	-	101	-	-	2,936
Total impaired loans, excluding allowance for impairment:	10,643	158	5,877	612	2,862	1,894	-	22,046

Total loans	$567,323	$1,412,575	$1,085,064	$3,815	$74,471	$82,822	$16,383	$3,242,453

Unpaid principal balance of impaired loans:
Total impaired loans	$16,479	$930	$10,002	$691	$6,682	$2,961	$-	$37,745

Impairment Status of Loans Receivable
Periods Ended September 30, 2017 and 2016

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
For the three months ended September 30, 2017:
Average balance of impaired loans	$9,981	$152	$6,395	$343	$2,818	$1,911	$-	$21,600
Interest earned on impaired loans	$35	$-	$2	$-	$1	$8	$-	$46

For the three months ended September 30, 2016:
Average balance of impaired loans	$13,058	$199	$6,752	$354	$3,131	$2,156	$-	$25,650
Interest earned on impaired loans	$31	$-	$12	$-	$4	$15	$-	$62

The following table presents information regarding the restructuring of the Company’s troubled debts during the three months ended September 30, 2017 and 2016 and any defaults during those periods of TDRs that were restructured within 12 months of the date of default.

Troubled Debt Restructurings of Loans Receivable
Period Ended September 30, 2017

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Troubled debt restructuring activity for the three months ended September 30, 2017:

Number of loans	1	-	-	-	-	-	-	1
Pre-modification outstanding recorded investment	$425	$-	$-	$-	$-	$-	$-	$425
Post-modification outstanding recorded investment	367	-	-	-	-	-	-	367
Charge offs against the allowance for loan loss recognized at modification	-	-	-	-	-	-	-	-

Troubled debt restructuring defaults for the three months ended September 30, 2017:

Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

Troubled Debt Restructurings of Loans Receivable
Period Ended September 30, 2016

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Troubled debt restructuring activity for the three months ended September 30, 2016:

Number of loans	-	-	-	-	1	1	-	2
Pre-modification outstanding recorded investment	$-	$-	$-	$-	$244	$184	$-	$428
Post-modification outstanding recorded investment	-	-	-	-	223	184	-	407
Charge offs against the allowance for loan loss recognized at modification	-	-	-	-	27	3	-	30

Troubled debt restructuring defaults for the three months ended September 30, 2016:

Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

The manner in which the terms of a loan are modified through a troubled debt restructuring generally includes one or more of the following changes to the loan’s repayment terms:

•	Interest Rate Reduction: Temporary or permanent reduction of the interest rate charged against the outstanding balance of the loan.
•	Capitalization of Prior Past Dues: Capitalization of prior amounts due to the outstanding balance of the loan.
•	Extension of Maturity or Balloon Date: Extending the term of the loan past its original balloon or maturity date.
•	Deferral of Principal Payments: Temporary deferral of the principal portion of a loan payment.
•	Payment Recalculation and Re-amortization: Recalculation of the recurring payment obligation and resulting loan amortization/repayment schedule based on the loan’s modified terms.

10.     DEPOSITS

Deposits are summarized as follows:

	September 30,	June 30,
	2017	2017
	(Dollars in Thousands)
Non-interest-bearing demand	$279,263	$267,412
Interest-bearing demand	856,122	847,663
Savings and club	519,040	523,984
Certificates of deposits	1,298,843	1,291,068
Total deposits	$2,953,268	$2,930,127

11.     BORROWINGS

Fixed rate advances from the FHLB of New York mature as follows:

	September 30, 2017		June 30, 2017
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars in Thousands)
Maturing in years ending June 30:
2018	630,225	1.35	630,225	1.29
2021	442	4.94	469	4.94
2023	145,000	3.04	145,000	3.04
Total advances	775,667	1.67%	775,694	1.62%
Fair value adjustments	5		2
Total advances, net of fair value adjustments	$775,672		$775,696

At September 30, 2017, $630.2 million in advances are due within one year while the remaining $145.5 million in advances are due after one year of which $145.0 million are callable in April 2018.

At September 30, 2017, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $2.0 billion and $160.0 million, respectively. At June 30, 2017, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $1.9 billion and $159.3 million, respectively.

Borrowings at September 30, 2017 and June 30, 2017 also included overnight borrowings in the form of depositor sweep accounts totaling $32.9 million and $30.5 million, respectively. Depositor sweep accounts are short term borrowings representing funds that are withdrawn from a customer’s noninterest-bearing deposit account and invested in an uninsured overnight investment account that is collateralized by specified investment securities owned by the Bank.

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

Fair Values of Derivative Instruments on the Statement of Financial Condition

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Statement of Financial Condition as of September 30, 2017 and June 30, 2017:

	September 30, 2017
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(Dollars in Thousands)
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$8,758	Other liabilities	$-
Interest rate caps	Other assets	121	Other liabilities	-
Total		$8,879		$-

	June 30, 2017
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(Dollars in Thousands)
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$7,670	Other liabilities	$298
Interest rate caps	Other assets	140	Other liabilities	-
Total		$7,810		$298

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using derivatives are primarily to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps and caps as part of its interest rate risk management strategy.  These interest rate products are designated as cash flow hedges.  As of September 30, 2017, the Company had fifteen interest rate swaps with a notional of $1.2 billion and two interest rate caps with a notional of $75.0 million hedging certain FHLB advances and brokered deposits.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income, net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions.  The Company did not recognize any hedge ineffectiveness in earnings during the three months ended September 30, 2017 and 2016.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate wholesale funding positions.  During the three months ended September 30, 2017, the Company had $1.4 million of reclassifications to interest expense.  During the next twelve months, the Company estimates that $3.1 million will be reclassified as an increase in interest expense.

The table below presents the pre-tax effects of the Company’s derivative instruments on the Consolidated Statements of Income for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017
	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	(Dollars in Thousands)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$260	Interest expense	$(1,126)	Not applicable	$-
Interest rate caps	(13)	Interest expense	(274)	Not applicable	-
Total	$247		$(1,400)		$-

	Three Months Ended September 30, 2016
	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	(Dollars in Thousands)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$3,453	Interest expense	$(1,719)	Not applicable	$-
Interest rate caps	10	Interest expense	(161)	Not applicable	-
Total	$3,463		$(1,880)		$-

Offsetting Derivatives

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives in the Consolidated Statement of Condition as of September 30, 2017 and June 30, 2017, respectively. The net amounts presented for derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Statement of Condition.

	September 30, 2017
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount
	(Dollars in Thousands)
Assets:
Interest rate swaps	$12,814	$(4,056)	$8,758	$-	$(7,440)	$1,318
Interest rate caps	121	-	121	-	-	121
Total	$12,935	$(4,056)	$8,879	$-	$(7,440)	$1,439

				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount
	(Dollars in Thousands)
Liabilities:
Interest rate swaps	$4,056	$(4,056)	$-	$-	$-	$-
Interest rate caps	-	-	-	-	-	-
Total	$4,056	$(4,056)	$-	$-	$-	$-

	June 30, 2017
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount
	(Dollars in Thousands)
Assets:
Interest rate swaps	$12,839	$(5,169)	$7,670	$-	$(5,770)	$1,900
Interest rate caps	140	-	140	-	-	140
Total	$12,979	$(5,169)	$7,810	$-	$(5,770)	$2,040

				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount
Liabilities:
Interest rate swaps	$5,467	$(5,169)	$298	$-	$(298)	$-
Interest rate caps	-	-	-	-	-	-
Total	$5,467	$(5,169)	$298	$-	$(298)	$-

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations and could be required to terminate its derivative positions with the counterparty.  The Company also has agreements with its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well-capitalized institution, then the Company could be required to terminate its derivative positions with the counterparty. As of September 30, 2017 and June 30, 2017, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to those agreements was $0 and $302,000, respectively.

As required under the enforceable master netting arrangement with its derivatives counterparties, at September 30, 2017, the Company received financial collateral of $7.4 million and posted financial collateral in the amount of $300,000 that were not included as offsetting amounts.  By comparison, at June 30, 2017, the Company received financial collateral of $5.8 million and posted financial collateral in the amount of $1.0 million that were not included as offsetting amounts.

In addition to the derivative instruments noted above, the Company has outstanding commitments to originate loans held for sale totaling $11.3 million and $18.4 million at September 30, 2017 and June 30, 2017, respectively, which are considered free-standing derivative instruments whose fair values are not material to our financial condition or results of operations.

13.     BENEFIT PLANS

Components of Net Periodic Expense

The following table sets forth the aggregate net periodic benefit expense for the Bank’s Benefit Equalization Plan, Postretirement Welfare Plan, Directors’ Consultation and Retirement Plan and Atlas Bank Retirement Income Plan:

	Three Months Ended
	September 30,
	2017	2016
	(In Thousands)
Service cost	$12	$8
Interest cost	$93	95
Amortization of unrecognized past service liability	-	-
Amortization of unrecognized loss	$11	16
Expected return on assets	(30)	(62)
Net periodic benefit cost	$86	$57

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

In addition, the guidance requires the Company to disclose the fair value for assets and liabilities on both a recurring and non-recurring basis.

Those assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Debt securities available for sale:
U.S. agency securities	$-	$5,063	$-	$5,063
Obligations of state and political subdivisions	-	27,725	-	27,725
Asset-backed securities	-	163,615	-	163,615
Collateralized loan obligations	-	128,383	-	128,383
Corporate bonds	-	142,489	-	142,489
Trust preferred securities	-	7,544	1,000	8,544
Total debt securities	-	474,819	1,000	475,819

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	-	28,790	-	28,790
Residential pass-through securities	-	123,868	-	123,868
Commercial pass-through securities	-	8,123	-	8,123
Total mortgage-backed securities	-	160,781	-	160,781

Total securities available for sale	$-	$635,600	$1,000	$636,600

Derivative instruments
Interest rate swaps	$-	$8,758	$-	$8,758
Interest rate caps	-	121	-	121
Total derivatives	$-	$8,879	$-	$8,879

	June 30, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Debt securities available for sale:
U.S. agency securities	$-	$5,316	$-	$5,316
Obligations of state and political subdivisions	-	27,740	-	27,740
Asset-backed securities	-	162,429	-	162,429
Collateralized loan obligations	-	98,154	-	98,154
Corporate bonds	-	142,318	-	142,318
Trust preferred securities	-	7,540	1,000	8,540
Total debt securities	-	443,497	1,000	444,497

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	-	30,536	-	30,536
Residential pass-through securities	-	130,550	-	130,550
Commercial pass-through securities	-	8,177	-	8,177
Total mortgage-backed securities	-	169,263	-	169,263

Total securities available for sale	$-	$612,760	$1,000	$613,760

Derivative instruments
Interest rate swaps	$-	$7,372	$-	$7,372
Interest rate caps	-	140	-	140
Total derivatives	$-	$7,512	$-	$7,512

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

The Company held one trust preferred security whose fair value of $1.0 million at September 30, 2017 was determined using Level 3 inputs. For the periods ended September 30, 2017 and June 30, 2017, management has been unable to obtain a market quote for this security.  Consequently, the security’s fair value as reported at September 30, 2017 and June 30, 2017, is based upon the present value of expected future cash flows assuming the security continues to meet all of its payment obligations and utilizing a discount rate based upon the security’s contractual interest rate.

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

In addition to the financial instruments noted above, the Company had outstanding commitments to fund loans held-for sale totaling $11.3 million and $18.4 million at September 30, 2017 and June 30, 2017, respectively, which are considered derivative instruments for financial statement reporting purposes.  Given the short-term nature of the commitments and their immateriality to the statements of condition and operations, the Company assumes no change in the fair value of these derivative instruments during their outstanding period.

Those assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	September 30, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Impaired loans:
Residential mortgage	$-	$-	$4,843	$4,843
Non-residential mortgage	-	-	1,145	1,145
Commercial business	-	-	117	117
Total	$-	$-	$6,105	$6,105

Real estate owned, net:				-
Residential mortgage	-	-	751	751
Non-residential mortgage	-	-	131	131
Total	$-	$-	$882	$882

	June 30, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Impaired loans:
Residential mortgage	$-	$-	$5,711	$5,711
Non-residential mortgage	-	-	2,126	2,126
Commercial business	-	-	119	119
Total	$-	$-	$7,956	$7,956

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value:

	September 30, 2017
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(In Thousands)
Impaired loans:
Residential mortgage	$4,843	Market valuation of collateral	(1)	Selling costs	(3)	6% - 23%	9.10%
Non-residential mortgage	1,145	Market valuation of collateral	(1)	Selling costs	(3)	8% - 12%	11.43%
Commercial business	117	Market valuation of collateral	(1)	Selling costs	(3)	10% - 20%	13.37%
Total	$6,105

Real estate owned, net:
Residential mortgage	751	Market valuation of property	(2)	Selling costs	(3)	5%	5.00%
Non-residential mortgage	131	Market valuation of property	(2)	Selling costs	(3)	6%	6.00%
Total	$882

	June 30, 2017
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(In Thousands)
Impaired loans:
Residential mortgage	$5,711	Market valuation of collateral	(1)	Selling costs	(3)	6% - 21%	8.12%
Non-residential mortgage	2,126	Market valuation of collateral	(1)	Selling costs	(3)	0% - 12%	6.93%
Commercial business	119	Market valuation of collateral	(1)	Selling costs	(3)	9% - 20%	12.79%
Total	$7,956

(1)	The fair value of impaired loans is generally determined based on an independent appraisal of the market value of a loan’s underlying collateral.
(2)

The fair value basis of impaired loans and real estate owned is adjusted to reflect management estimates of selling costs including, but not necessarily limited to, real estate brokerage commissions and title transfer fees.

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

At September 30, 2017, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $6.2 million and valuation allowances of $78,000 reflecting fair values of $6.1 million. By comparison, at June 30, 2017, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $8.2 million and valuation allowances of $199,000 reflecting fair values of $8.0 million.

Once a loan is foreclosed, the fair value of the real estate owned continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan.  At September 30, 2017, the Company held real estate owned totaling $882,000 whose carrying value was written down utilizing Level 3 inputs.  At June 30, 2017, the Company held no real estate owned whose carrying value was written down utilizing Level 3 inputs.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at September 30, 2017 and June 30, 2017:

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

The carrying amounts and fair values of financial instruments are as follows:

	September 30, 2017
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$38,823	$38,823	$38,823	$-	$-
Debt securities available for sale	475,819	475,819	-	474,819	1,000
Mortgage-backed securities available for sale	160,781	160,781	-	160,781	-
Debt securities held to maturity	145,954	146,782	-	146,782	-
Mortgage-backed securities held to maturity	336,972	338,654	-	338,654	-
Loans held-for-sale	3,808	3,808	-	3,808	-
Net loans receivable	3,230,883	3,158,748	-	-	3,158,748
FHLB Stock	39,115	N/A	N/A	N/A	N/A
Interest receivable	13,268	13,268	1	3,670	9,597

Financial liabilities:
Deposits (1)	2,953,268	2,967,953	1,654,425	-	1,313,528
Borrowings	808,554	825,110	-	-	825,110
Interest payable on borrowings	1,461	1,461	-	-	1,461

(1)	Includes accrued interest payable on deposits of $381,000 at September 30, 2017.

	June 30, 2017
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$78,237	$78,237	$78,237	$-	$-
Debt securities available for sale	444,497	444,497	-	443,497	1,000
Mortgage-backed securities available for sale	169,263	169,263	-	169,263	-
Debt securities held to maturity	144,713	145,505	-	145,505	-
Mortgage-backed securities held to maturity	348,608	350,289	-	350,289	-
Loans held-for-sale	4,692	4,692	-	4,692	-
Net loans receivable	3,215,975	3,137,304	-	-	3,137,304
FHLB Stock	39,958	N/A	N/A	N/A	N/A
Interest receivable	12,493	12,493	6	3,169	9,318

Financial liabilities:
Deposits (1)	2,930,127	2,943,908	1,639,059	-	1,304,849
Borrowings	806,228	823,435	-	-	823,435
Interest payable on borrowings	1,391	1,391	-	-	1,391

(1)	Includes accrued interest payable on deposits of $382,000 at June 30, 2017.

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

15.     COMPREHENSIVE INCOME

The components of accumulated other comprehensive income included in stockholders’ equity at September 30, 2017 and June 30, 2017 are as follows:

	September 30,	June 30,
	2017	2017
	(In Thousands)
Net unrealized loss on securities available for sale	$(453)	$(2,385)
Tax effect	191	975
Net of tax amount	(262)	(1,410)

Net unrealized loss on securities available for sale transferred to held to maturity	(1,080)	(1,109)
Tax effect	441	453
Net of tax amount	(639)	(656)

Fair value adjustments on derivatives	7,965	6,319
Tax effect	(3,254)	(2,582)
Net of tax amount	4,711	3,737

Benefit plan adjustments	(1,133)	(1,061)
Tax effect	463	434
Net of tax amount	(670)	(627)

Total accumulated other comprehensive income	$3,140	$1,044

Other comprehensive income and related tax effects for the three months ended September 30, 2017 and September 30, 2016 are presented in the following table:

	Three Months Ended
	September 30,
	2017	2016
	(In Thousands)
Net unrealized holding gain on securities available for sale	$1,932	$1,815

Amortization of net unrealized holding gain on securities available for sale transferred to held to maturity (3)	29	7

Net realized gain on securities available for sale	-	-

Net unrealized gain on derivatives	1,646	5,343

Benefit plans:
Amortization of:
Actuarial loss (1)	11	16
Past service cost (1)	-	-
Net actuarial loss	(83)	(394)
Net change in benefit plan accrued expense	(72)	(378)

Other comprehensive income before taxes	3,535	6,787
Tax effect (2)	(1,439)	(2,773)
Total other comprehensive income	$2,096	$4,014

(1)	Represents amounts reclassified out of accumulated other comprehensive income and included in the computation of net periodic pension expense. See Note 13 – Benefit Plans for additional information.
(2)

The amounts included in income taxes for items reclassified out of accumulated other comprehensive income totaled $(29) for the three months ended September 30, 2017 and $(154) for the three months ended September 30, 2016, respectively.

(3)	Represents amounts reclassified out of accumulated other comprehensive income and included in interest income on taxable securities.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report on Form 10-Q may include certain forward-looking statements based on current management expectations. Such forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may”, “will”, “believe”, “expect”, “estimate”, “anticipate”, “continue”, or similar terms or variations on those terms, or the negative of those terms. The actual results of the Company could differ materially from those management expectations. This includes statements regarding the planned merger of Clifton Bancorp Inc. ("CSBK") with and into the Company, with the Company surviving the merger as the surviving corporation (the “Merger").  Factors that could cause future results to vary from current management expectations include, but are not limited to, the inability to obtain requisite approvals and/or meet the other closing conditions required to close the Merger in a timely manner, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government and changes in tax policies, rates and regulations of federal, state and local tax authorities. Additional potential factors include changes in interest rates, deposit flows, cost of funds, demand for loan products and financial services, competition and changes in the quality or composition of loan and investment portfolios of the Company. Other factors that could cause future results to vary from current management expectations include changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in the Company’s other filings with the Securities and Exchange Commission.

Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Recent Developments

On November 1, 2017, Kearny Financial Corp. (Nasdaq: KRNY), the holding company for Kearny Bank (“Kearny”), and Clifton Bancorp Inc. (Nasdaq: CSBK), the holding company for Clifton Savings Bank (“Clifton”), announced  that the companies have entered into a definitive agreement pursuant to which KRNY will acquire CSBK in an all-stock transaction. The definitive agreement has been unanimously approved by the Boards of Directors of both companies. Under the terms of the agreement, Clifton will merge with and into Kearny, and each outstanding share of CSBK common stock will be exchanged for 1.191 shares of KRNY common stock. The transaction is valued at an estimated $408 million, or approximately $18.25 per CSBK share, based upon the 10 day volume-weighted average common stock price of $15.32 for KRNY as of October 31, 2017.

As of September 30, 2017, CSBK had approximately $1.6 billion of assets, $1.1 billion of loans, and $915 million of deposits held across a network of 12 branches throughout Bergen, Passaic, Hudson, and Essex counties.  Upon closing, KRNY stockholders and CSBK stockholders will own approximately 76% and 24% of the combined company, respectively.  On a pro forma basis, as of September 30, 2017, the combined company is expected to have approximately $6.5 billion in assets, $4.4 billion in loans, and $3.9 billion in deposits. The Merger is subject to obtaining stockholder and regulatory approvals, among other closing conditions, and is expected to close late in the first calendar quarter or early in the second calendar quarter of 2018.

Comparison of Financial Condition at September 30, 2017 and June 30, 2017

General. Total assets decreased $10.0 million to $4.81 billion at September 30, 2017 from $4.82 billion at June 30, 2017. The net decrease in total assets primarily reflected decreases in balances of cash and cash equivalents and securities held to maturity that were partially offset by increases in net loans receivable and securities available for sale.  The net decrease in total assets was largely funded by a net decrease in stockholders’ equity that was partially offset by increases in deposits and borrowings.

Cash and Cash Equivalents. Cash and cash equivalents, which consist primarily of interest-earning and non-interest-earning deposits in other banks, decreased by $39.4 million to $38.8 million at September 30, 2017 from $78.2 million at June 30, 2017.  The decrease in the balance of cash and cash equivalents at September 30, 2017 largely reflected the continuing effort to reallocate interest-earning cash and cash equivalents into comparatively higher-yielding assets during the period.  Such reallocation contributed to a $38.4 million decrease in the average balance of other interest-earning assets to $79.9 million for the quarter ended September 30, 2017 from $118.3 million for the quarter ended June 30, 2017.  Other interest-earning assets generally include the balance of interest-earning cash deposits held in other banks coupled with the balance of the Bank’s mandatory investment in the capital stock of the Federal Home Loan Bank of New York.

Debt Securities Available for Sale. Debt securities classified as available for sale increased by $31.3 million to $475.8 million at September 30, 2017 from $444.5 million at June 30, 2017. The net increase in the portfolio partly reflected security purchases totaling $40.0 million for the three months ended September 30, 2017 coupled with a $1.6 million increase in the fair value of the portfolio to a net unrealized gain of $153,000 at September 30, 2017 from a net unrealized loss of $1.4 million at June 30, 2017.  The increase in the fair value of the portfolio was partly attributable to movements in market interest rates coupled with a tightening of pricing spreads within certain sectors in the portfolio.  The noted increases in the portfolio were partially offset by principal repayments, net of premium amortization and discount accretion, totaling $10.2 million during the three months ended September 30, 2017.

The increase in the fair value of debt securities available for sale was primarily reflected within the applicable “credit sectors” of the portfolio which include asset-backed securities, collateralized loan obligations, corporate bonds and non-pooled trust preferred securities.  The fair value of this subset of securities increased by $1.6 million to a net unrealized loss of $123,000 at September 30, 2017 from a net unrealized loss of $1.7 million at June 30, 2017.  The decrease in the unrealized loss largely reflected a general tightening of pricing spreads within these sectors resulting in an overall increase in the market price of such securities.  The increase in the net unrealized loss on the noted securities was partially offset by a $10,000 decline in the fair value of government and agency securities, including U.S. agency debentures and municipal obligations, to an unrealized gain of $277,000 at September 30, 2017 from an unrealized gain of $287,000 at June 30, 2017.

Mortgage-backed Securities Available for Sale. Mortgage-backed securities available for sale decreased by $8.5 million to $160.8 million at September 30, 2017 from $169.3 million at June 30, 2017. The net decrease partly reflected cash repayment of principal, net of discount accretion and premium amortization, totaling $8.9 million coupled with a $380,000 increase in the fair value of the portfolio to a net unrealized loss of $606,000 at September 30, 2017 from a net unrealized loss of $986,000 at June 30, 2017.

Additional information regarding securities available for sale at September 30, 2017 is presented in Note 6 and Note 8 to the unaudited consolidated financial statements.

Debt Securities Held to Maturity. Debt securities classified as held to maturity increased by $1.3 million to $146.0 million at September 30, 2017 from $144.7 million at June 30, 2017. The net increase in the portfolio partly reflected security purchases totaling $1.6 million that were partially offset by principal repayments, net of premium amortization and discount accretion, totaling $387,000 during the three months ended September 30, 2017.

Mortgage-backed Securities Held to Maturity. Mortgage-backed securities held to maturity decreased by $11.6 million to $337.0 million at September 30, 2017 from $348.6 million at June 30, 2017. The net decrease in the portfolio fully reflected cash repayment of principal, net of discount accretion and premium amortization, during the three months ended September 30, 2017.

At September 30, 2017, the held to maturity mortgage-backed securities portfolio primarily included agency pass-through securities and agency collateralized mortgage obligations. As of that date, we also held three non-agency mortgage-backed securities in the held to maturity portfolio whose aggregate carrying value and fair value both totaled $20,000. Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio as of that date.

Additional information regarding securities held to maturity at September 30, 2017 is presented in Note 7 and Note 8 to the unaudited consolidated financial statements.

Loans Held-for-Sale.  The Company continues to expand its residential lending infrastructure to support strategies focused on increasing the origination volume of residential mortgage loans for sale into the secondary market.  The increase in residential mortgage loan origination and sale activity has increased the Company’s level of non-interest income through the recognition of recurring loan sale gains while helping to manage the Company’s exposure to interest rate risk.  During the three months ended September 30, 2017, we sold $22.8 million of residential mortgage loans resulting in net sale gains totaling $213,000 for the period.  Loans held for sale totaled $3.8 million at September 30, 2017 compared to $4.7 million at June 30, 2017 and are reported separately from the balance of net loans receivable as of those dates.

Loans Receivable.  Loans receivable, net of unamortized premiums, deferred costs and the allowance for loan losses, increased by $14.9 million to $3.23 billion at September 30, 2017 from $3.22 billion at June 30, 2017. The increase in net loans receivable was primarily attributable to new loan origination and purchase volume outpacing loan repayments during the three months ended September 30, 2017.

Residential mortgage loans held in portfolio, including home equity loans and lines of credit, decreased by $9.8 million to $640.3 million at September 30, 2017 from $650.1 million at June 30, 2017. The decrease was primarily attributable to a decrease in the balance of one-to-four family first mortgage loans of $7.7 million to $559.6 million at September 30, 2017 from $567.3 million at June 30, 2017.  The decrease also reflected an aggregate decrease of $2.1 million in the balance of home equity loans and home equity lines of credit to $80.7 million at September 30, 2017 from $82.8 million at June 30, 2017.

Notwithstanding the decrease in their balance during the three months ended September 30, 2017, the Company may modestly increase the outstanding balance of residential mortgage loans held in portfolio in the future while allowing the segment to continue to decline as a percentage of total loans and earning assets.  In total, the origination volume of portfolio residential mortgage loans for the three months ended September 30, 2017 totaled $8.5 million while aggregate originations of home equity loans and home equity lines of credit totaled $4.2 million for that same period.

Commercial loans, in aggregate, increased by $23.4 million to $2.60 billion at September 30, 2017 from $2.57 billion at June 30, 2017. The components of the aggregate increase included an increase in commercial mortgage loans totaling $16.2 million that was augmented by a $7.2 million increase in commercial business loans.  The ending balances of commercial mortgage loans and commercial business loans at September 30, 2017 were $2.51 billion and $81.7 million, respectively.

Commercial loan origination volume for the three months ended September 30, 2017 totaled $94.4 million, comprised of $87.1 million and $7.1 million of commercial mortgage and commercial business loan originations, respectively. Commercial loan originations were augmented with the purchase of business loans totaling $13.8 million during the three months ended September 30, 2017.

The outstanding balance of construction loans, net of loans-in-process, increased by $4.5 million to $8.3 million at September 30, 2017 from $3.8 million at June 30, 2017. Construction loan disbursements for the three months ended September 30, 2017 totaled $4.9 million.

Other loans, primarily account loans, deposit account overdraft lines of credit and other consumer loans, decreased by $2.6 million to $13.8 million at September 30, 2017 from $16.4 million at June 30, 2017.  The balance of other consumer loans at September 30, 2017 included loans with outstanding balances totaling $10.6 million that were acquired through the Company’s relationship with Lending Club, an established peer-to-peer (i.e. marketplace) lender.  Through this relationship, the Company has purchased high-quality, unsecured consumer loans originated through Lending Club’s online platform.  The Company limited its investment of Lending Club loan portfolio to an initial threshold of approximately $25.0 million in aggregate outstanding balances while continuing to independently monitor and validate the performance of the portfolio in relation to Company’s expectations as well as those of Lending Club’s proprietary credit risk model.  Additional investment in Lending Club loans up to this initial threshold may be considered by the Company while it continues to monitor and assess the performance of the portfolio and quality of loan servicing and reporting rendered by Lending Club.

The Company originated $378,000 of consumer loans during the three months ended September 30, 2017 while no additional consumer loans were purchased during the period.

Nonperforming Loans.  Nonperforming loans decreased by $761,000 to $18.1 million, or 0.56% of total loans at September 30, 2017, from $18.9 million, or 0.58% of total loans at June 30, 2017. Nonperforming loans generally include loans reported as “accruing loans over 90 days past due” and loans reported as “nonaccrual” with such balances totaling $105,000 and $18.0 million, respectively, at September 30, 2017.

Additional information about the Company’s nonperforming loans at September 30, 2017 is presented in Note 9 to the unaudited consolidated financial statements.

Allowance for Loan Losses. During the three months ended September 30, 2017, the balance of the allowance for loan losses increased by $159,000 to $29.4 million or 0.90% of total loans at September 30, 2017 from $29.3 million or 0.90% of total loans at June 30, 2017. The increase resulted from provisions of $630,000 during the three months ended September 30, 2017 that were partially offset by charge-offs, net of recoveries, totaling $471,000 during that same period.

With regard to loans individually evaluated for impairment, the balance of our allowance for loan losses attributable to such loans decreased by $121,000 to $78,000 at September 30, 2017 from $199,000 at June 30, 2017. The balance at September 30, 2017 reflected the allowance for impairment identified on $1.8 million of impaired loans while an additional $19.8 million of impaired loans had no allowance for impairment as of that date. By comparison, the balance at June 30, 2017 reflected the allowance for impairment identified on $3.1 million of impaired loans while an additional $18.9 million of impaired loans had no allowance for impairment as of that date. The outstanding balances of impaired loans reflect the cumulative effects of various adjustments including, but not limited to, purchase accounting valuations and prior charge-offs, where applicable, which are considered in the evaluation of impairment.

With regard to loans evaluated collectively for impairment, the balance of our allowance for loan losses attributable to such loans increased by $280,000 to $29.4 million at September 30, 2017 from $29.1 million at June 30, 2017. The increase in valuation was partly attributable to a $16.0 million increase in the aggregate outstanding balance of loans collectively evaluated for impairment to $3.24 billion at September 30, 2017 from $3.22 billion at June 30, 2017, as well as the ongoing reallocation of loans within the portfolio in favor of commercial loans, to which we generally assign comparatively higher historical and environmental loss factors in our allowance for loan loss calculation.  The increase in the allowance also reflected updates to historical and environmental loss factors during the three months ended September 30, 2017.

With regard to historical loss factors, our loan portfolio experienced a net annualized average charge-off rate of 0.06% for the three months ended September 30, 2017 representing an increase of five basis points from the 0.01% of average charge offs reported for the year ended June 30, 2017.  The annual average net charge off rate for June 30, 2017 had previously decreased by seven basis points from 0.08% for the prior year ended June 30, 2016. The historical loss factors used in our allowance for loan loss calculation methodology were updated to reflect the effect of these changes by individual loan segment reflecting the two year look-back period used by that methodology.  Together with the impact of the increase in the overall balance of the unimpaired portion of the loan portfolio during the period, the applicable portion of the allowance attributable to historical loss factors increased by approximately $111,000 to $2.2 million at September 30, 2017 from $2.1 million at June 30, 2017.

With regard to environmental loss factors, the portion of the allowance for loan loss attributable to such factors increased by $169,000 to $27.1 million at September 30, 2017 from $27.0 million at June 30, 2017.  The noted increase in the allowance was primarily attributable to the growth in the unimpaired portion of the loan portfolio while updates to environmental loss factors resulted in a nominal increase in the applicable portion of the allowance during the period.

The calculation of probable incurred losses within a loan portfolio and the resulting allowance for loan losses is subject to estimates and assumptions that are susceptible to significant revisions as more information becomes available and as events or conditions effecting individual borrowers and the marketplace as a whole change over time.  Future additions to the allowance for loan losses may be necessary if economic and market conditions deteriorate in the future from those currently prevalent in the marketplace.  In addition, the federal and state banking regulators, as an integral part of their examination process, periodically review our loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate.  The regulators may require the allowance for loan losses to be increased based on their review of information available at the time of the examination, which may negatively affect our earnings.  Finally, changes in accounting standards promulgated by the Financial Accounting Standards Board, such as those discussed in Note 5 to the unaudited consolidated financial statements regarding the use of a current expected credit loss (“CECL”) model to calculate credit losses, may require increases in the allowance for loan losses upon adoption of the applicable accounting standard.

Additional information about the allowance for loan losses at September 30, 2017 is presented in Note 9 to the unaudited consolidated financial statements.

Other Assets. The aggregate balance of other assets, including premises and equipment, FHLB stock, interest receivable, goodwill, bank owned life insurance, deferred income taxes and other miscellaneous assets, increased by $3.0 million to $415.1 million at September 30, 2017 from $412.1 million at June 30, 2017.

The increase in other assets partly reflected a $1.1 million increase in the fair value of the Company’s interest rate derivatives portfolio to a net asset value of $8.9 million, compared to a net asset value of $7.8 million. The increase in other assets also included a $1.3 million increase in the cash surrender value of the Company’s bank-owned life insurance policies while also including a $792,000 increase in the balance of real estate owned (“REO”) to $2.4 million representing the carrying value of seven properties at September 30, 2017, from $1.6 million, representing the carrying value of four properties at June 30, 2017.

The noted increases in other assets were partially offset by a $2.2 million decrease in deferred income tax assets arising primarily from changes in the fair value of the Company’s available for sale securities and derivatives portfolios.

The remaining increases and decreases in other assets for the three months ended September 30, 2017 generally comprised normal operating fluctuations in their respective balances.

Deposits. Total deposits increased by $23.1 million to $2.95 billion at September 30, 2017 from $2.93 billion at June 30, 2017.  The increase in deposit balances reflected an $11.9 million increase in non-interest-bearing deposits coupled with an $11.3 million increase in interest-bearing deposits.  The increase in interest-bearing deposits included increases in the balances of interest-bearing checking accounts and certificates of deposit totaling $8.5 million and $7.8 million, respectively, that were partially offset by a decrease in the balance of savings and clubs accounts totaling $4.9 million for the period.

The change in deposit balances for the period reflected changes in the balances of retail deposits as well as “non-retail” deposits acquired through various wholesale channels. The $8.5 million increase in the balance of interest-bearing checking accounts primarily reflected an $8.7 million increase in the balance of retail accounts while the balance of brokered money market deposits acquired through Promontory Interfinancial Network’s (“Promontory”) Insured Network Deposits (“IND”) program decreased by $258,000 to $222.3 million, or 7.5% of total deposits at September 30, 2017 from $222.6 million, or 7.6% of total deposits at June 30, 2017. The terms of the IND program generally establish a reciprocal commitment for Promontory to deliver and for us to accept such deposits for a period of no less than five years during which time total aggregate balances shall be maintained within a range of $200.0 million to $230.0 million. Such deposits are generally sourced by Promontory from large retail and institutional brokerage firms whose individual clients seek to have a portion of their investments held in interest-bearing accounts at FDIC-insured institutions.

We continued to utilize a deposit listing service through which we attract “non-brokered” wholesale time deposits targeting institutional investors with an original investment horizon of two-to-five years. We generally prohibit the withdrawal of our listing service deposits prior to maturity. The balance of the Bank’s listing service time deposits increased by $361,000 to $101.8 million, or 3.4% of total deposits at September 30, 2017, compared to $101.4 million, or 3.5% of total deposits at June 30, 2017.

We also maintain a small portfolio of longer-term, brokered certificates of deposit whose balances were unchanged at $21.6 million at September 30, 2017 and June 30, 2017, respectively.  In combination with our Promontory IND money market deposits, our brokered deposits totaled $244.0 million, or 8.3% of deposits at September 30, 2017 compared to $244.2 million, or 8.3% of deposits at June 30, 2017.

Borrowings. The balance of borrowings increased by $2.3 million to $808.6 million at September 30, 2017 from $806.2 million at June 30, 2017. The increase in borrowings primarily reflected a $2.3 million increase in the outstanding balance of overnight “sweep account” balances linked to customer demand deposits that generally reflected normal operating fluctuations in such balances.

Other Liabilities. The balance of other liabilities, including advance payments by borrowers for taxes and other miscellaneous liabilities, increased by $7.5 million to $32.1 million at September 30, 2017 from $24.6 million at June 30, 2017. The increase primarily reflected the liability associated with Company’s declaration of special cash dividend in September 2017, as described in greater detail below.  The remaining change generally reflected normal operating fluctuations in the balances of other liabilities.

Stockholders’ Equity.  Stockholders’ equity decreased by $42.9 million to $1.01 billion at September 30, 2017 from $1.06 billion at June 30, 2017.  The decrease in stockholders’ equity largely reflected the impact of the Company’s share repurchases during the first three months of fiscal 2018.  In this regard, the Company announced its second share repurchase program in May 2017 through which it intends to repurchase a total of 8,559,084 shares, or 10%, of its outstanding shares. During the three months ended September 30, 2017, the Company repurchased 2,803,000 shares at a total cost of $40.5 million, or an average cost of $14.44 per share.  Cumulatively, the Company has repurchased a total of 4,043,000 shares, or 47.2% of the shares to be repurchased under its second share repurchase program at a total cost of $58.2 million, or an average cost of $14.40 per share.  The cumulative cost of the Company’s repurchased shares has directly reduced the balance of stockholders’ equity at September 30, 2017.

The net decrease in stockholders’ equity was partially offset by net income of $5.2 million for the three months ended September 30, 2017 from which the Company declared and paid a regular cash dividend of $0.03 per share to stockholders during period.  Additionally, in September 2017, the Company declared a $0.12 special cash dividend payable to stockholders in October 2017.  When combined with the regular cash dividends of $0.10 declared and paid during the prior fiscal year, the special dividend of $0.12 effectively increased the Company’s dividend payout ratio to approximately 100% based on its basic and diluted earnings per share of $0.22 reported for the fiscal year ended June 30, 2017.  Together, the regular and special cash dividends declared during the three months ended September 30, 2017 reduced stockholders’ equity by $12.1 million during the period.

Finally, the change in stockholders’ equity also reflected a $2.1 million increase in accumulated other comprehensive income, due primarily to changes in the fair value of the Company’s available for sale securities portfolio and outstanding derivatives, while also reflecting a $487,000 decrease in unearned ESOP shares for shares earned by plan participants during the three months ended September 30, 2017.

Comparison of Operating Results for the Three Months Ended September 30, 2017 and September 30, 2016

General. Net income for the three months ended September 30, 2017 was $5.2 million, or $0.07 per diluted share; an increase of $565,000 from $4.7 million or $0.05 per diluted share for the three months ended September 30, 2016. The increase in net income reflected increases in net interest income and non-interest income and a decrease in the provision for loan losses that were partially offset by an increase in non-interest expense. These factors contributed to an overall increase in pre-tax net income and a corresponding increase in the provision for income taxes.

Net Interest Income. Net interest income for the three months ended September 30, 2017 was $26.8 million; an increase of $2.8 million from $24.0 million for the three months ended September 30, 2016. The increase in net interest income between the comparative periods resulted from an increase in interest income that was partially offset by an increase in interest expense. The increase in interest income was attributable to an increase in the average balance of interest-earning assets coupled with an increase in their average yield. The increase in interest expense resulted from an increase in the average balance of interest-bearing liabilities coupled with an increase in their average cost.

As a result of these factors, our net interest rate spread increased 11 basis points to 2.13% for the three months ended September 30, 2017 from 2.02% for the three months ended September 30, 2016. The increase in the net interest rate spread reflected a 21 basis points increase in the average yield on interest-earning assets to 3.37% for three months ended September 30, 2017 from 3.16% for the three months ended September 30, 2016.  For those same comparative periods, the average cost of interest-bearing liabilities increased by 10 basis points to 1.24% from 1.14%.  A discussion of the factors contributing to changes in the average yield and average cost of categories within interest-earning assets and interest-bearing liabilities, respectively, is presented in the separate discussion and analysis of interest income and interest expense below.

The factors resulting in the reported increase in our net interest rate spread also affected our net interest margin.  In total, the Company’s net interest margin increased eight basis points to 2.40% for the three months ended September 30, 2017 compared to 2.32% for the three months ended September 30, 2016.

Interest Income. Total interest income increased $4.8 million to $37.6 million for the three months ended September 30, 2017 from $32.8 million for the three months ended September 30, 2016. The increase in interest income partly reflected a $311.8 million increase in the average balance of interest-earning assets to $4.46 billion for the three months ended September 30, 2017 from $4.15 billion for the three months ended September 30, 2016.  For those same comparative periods, the yield on earning assets increased by 21 basis points to 3.37% from 3.16%.

Interest income from loans increased $4.8 million to $30.5 million for the three months ended September 30, 2017 from $25.7 million for the three months ended September 30, 2016. The increase in interest income on loans was attributable to a net increase in the average balance of loans that was partially offset by a decline in the average yield.

The average balance of loans increased by $560.4 million to $3.26 billion for the three months ended September 30, 2017 from $2.70 billion for the three months ended September 30, 2016. The increase in the average balance of loans primarily reflected an aggregate increase of $603.1 million in the average balance of commercial loans to $2.58 billion for the three months ended September 30, 2017 from $1.98 billion for the three months ended September 30, 2016. Our commercial loans generally comprise commercial mortgage loans, including multi-family and nonresidential mortgage loans, as well as secured and unsecured commercial business loans.

The increase in the average balance of commercial loans was partially offset by a $38.0 million decrease in the average balance of residential mortgage loans to $649.7 million for the three months ended September 30, 2017 from $687.7 million for the three months ended September 30, 2016. Our residential mortgages generally comprise one- to four-family first mortgage loans, home equity loans and home equity lines of credit.

For those same comparative periods, the average balance of construction loans increased by $4.4 million to $6.5 million for the three months ended September 30, 2017 from $2.1 million for the three months ended September 30, 2016 while the average balance of other loans, primarily comprising unsecured consumer term loans, account loans and deposit account overdraft lines of credit, decreased by $9.4 million to $14.8 million from $24.2 million.  The decrease in the average balance of other loans largely reflected a decrease in the average outstanding balance of unsecured consumer term loans acquired through Lending Club.

The effect on interest income attributable to the net increase in the average balance of loans was partially offset by the noted decrease in their average yield. The average yield on loans decreased by seven basis points to 3.74% for the three months ended September 30, 2017 from 3.81% for the three months ended September 30, 2016. The reduction in the overall yield on our loan portfolio largely reflected the effect of the comparatively lower average yield on most newly originated loans in relation to that of the portfolio of existing loans which has reduced the overall yield of the aggregate portfolio.  To a lesser extent, the decline in the average yield generally reflects the effects of low market interest rates that provide “rate reduction” refinancing incentive to existing borrowers.

Interest income from mortgage-backed securities decreased by $1.0 million to $2.9 million for the three months ended September 30, 2017 from $3.9 million for the three months ended September 30, 2016. The decrease in interest income primarily reflected a decrease in the average balance of mortgage-backed securities while the average yield on mortgage-backed securities remained stable between comparative periods.

The average balance of mortgage-backed securities decreased by $184.0 million to $511.9 million for the three months ended September 30, 2017 from $695.9 million for the three months ended September 30, 2016. The decrease in the average balance of mortgage-backed securities largely reflected the level of aggregate principal repayments outpacing aggregate security purchases.  For those same comparative periods, the average yield on mortgage-backed securities was unchanged at 2.26%.

Interest income from debt securities increased by $1.0 million to $3.6 million for the three months ended September 30, 2017 from $2.6 million for the three months ended September 30, 2016. The increase in interest income reflected an increase in the average balance of debt securities coupled with an increase in their average yield.

The increase in the average balance of debt securities was partly attributable to a $47.0 million increase in the average balance of taxable securities to $489.3 million for the three months ended September 30, 2017 from $442.2 million for the three months ended September 30, 2016. The increase in taxable securities was augmented with a $13.1 million increase in the average balance of tax-exempt securities to $122.7 million from $109.6 million.

The average yield on debt securities increased by 46 basis points to 2.34% for the three months ended September 30, 2017 from 1.88% for the three months ended September 30, 2016.  The increase in the average yield reflected a 57 basis points increase in the yield on taxable securities to 2.42% during the three months ended September 30, 2017 from 1.85% during the three months ended September 30, 2016.  The increase in yield on taxable securities was largely attributable to floating rate securities whose interest rates have increased due to recent increases in short-term market interest rates.  For those same comparative periods, the yield on tax-exempt securities increased by two basis points to 2.03% from 2.01%.

Interest income from other interest-earning assets increased by $61,000 to $642,000 for the three months ended September 30, 2017 from $581,000 for the three months ended September 30, 2016 reflecting an increase in their average yield that was partially offset by a decrease in their average balance.  The average yield on other interest-earning assets increased by 207 basis points to 3.21% for the three months ended September 30, 2017 from 1.14% for the three months ended September 30, 2016.  For those same comparative periods, the average balance of other interest-earning assets decreased by $124.7 million to $79.9 million from $204.6 million.  The increase in average yield and decrease in the average balance of other interest earning assets largely reflected the Company’s efforts to reduce the opportunity cost of maintaining excess liquidity by reinvesting a portion of cash and cash equivalents into the loan portfolio.

Interest Expense. Total interest expense increased by $2.0 million to $10.8 million for the three months ended September 30, 2017 from $8.8 million for the three months ended September 30, 2016. The increase in interest expense resulted from an increase in the average balance of interest-bearing liabilities coupled with an increase in their average cost. The average balance of interest-bearing liabilities increased by $387.0 million to $3.48 billion for the three months ended September 30, 2017 from $3.09 billion for the three months ended September 30, 2016. For those same comparative periods, the average cost of interest-bearing liabilities increased 10 basis points to 1.24% from 1.14%.

Interest expense attributed to deposits increased by $858,000 to $6.2 million for the three months ended September 30, 2017 from $5.4 million for the three months ended September 30, 2016. The increase in interest expense was attributable to increases in the average balance and average cost of interest-bearing deposits.

The average balance of interest-bearing deposits increased by $187.7 million to $2.67 billion for the three months ended September 30, 2017 from $2.48 billion for the three months ended September 30, 2016. The increase in the average balance was reflected across all categories of interest-bearing deposits. For the comparative periods noted, the average balance of interest-bearing checking accounts increased by $109.8 million to $858.3 million from $748.5 million, the average balance of certificates of deposit increased by $70.8 million to $1.29 billion from $1.22 billion and the average balance of savings and club accounts increased by $7.1 million to $522.7 million from $515.6 million.

The average cost of interest-bearing deposits increased by six basis points to 0.93% for the three months ended September 30, 2017 from 0.87% for the three months ended September 30, 2016. The net increase in the average cost largely reflected increases in the average cost of certificates of deposit and interest-bearing checking accounts that were partially offset by a decrease in the cost of savings and club accounts.  For the comparative periods noted, the average cost of certificates of deposit increased seven basis points to 1.38% from 1.31% while the average cost of interest-bearing checking accounts increased 13 basis points to 0.76% from 0.63%.  For these same comparative periods, the average cost of savings and club accounts decreased three basis points to 0.12% from 0.15%.

Interest expense attributed to borrowings increased by $1.2 million to $4.6 million for the three months ended September 30, 2017 from $3.4 million for the three months ended September 30, 2016. The increase in interest expense on borrowings reflected an increase in their average balance coupled with an increase in their average cost.  The average balance of borrowings increased by $199.3 million to $810.1 million for the three months ended September 30, 2017, from $610.8 million for the three months ended

September 30, 2016.  For those same comparative periods, the average cost of borrowings increased by one basis point to 2.25% from 2.24%.

The increase in the average balance of borrowings partly reflected a $200.8 million increase in the average balance of FHLB advances to $778.1 million for the three months ended September 30, 2017 from $577.3 million for the three months ended September 30, 2016. For those same comparative periods, the average cost of FHLB advances decreased two basis points to 2.33% from 2.35%.  The increase in average balance of borrowings primarily reflected the effect of additional short-term FHLB advances drawn during the latter half of fiscal 2017 to fund a portion of our growth during the prior fiscal year.  We utilized interest rate derivatives at the time the borrowings were drawn to effectively swap their rolling 90-day maturity/repricing characteristics into fixed rates for longer terms.

The increase in the average balance of borrowings also reflected a $1.5 million decrease in the average balance of other borrowings, comprised primarily of depositor sweep accounts, to $32.0 million from $33.5 million. The average cost of sweep accounts decreased by 15 basis points to 0.27% from 0.42% between the same comparative periods.

Provision for Loan Losses. The provision for loan losses decreased by $499,000 to $630,000 for the three months ended September 30, 2017 from $1.1 million for the three months ended September 30, 2016.  The decrease was partly attributable to a lower provision on non-impaired loans evaluated collectively for impairment that was partially offset by an increase in the provision attributable to specific losses recognized on nonperforming loans individually reviewed for impairment.

Regarding the provision on non-impaired loans, the net decrease in the provision expense largely reflected the lower growth in the outstanding balance of loans collectively evaluated for impairment during the three months ended September 30, 2017 compared to the three months ended September 30, 2016.  To a lesser extent, the change in the provision on such loans also reflected the comparative effects periodic updates to historical and environmental loss factors between periods.

The decrease in provision expense attributable to non-impaired loans was partially offset by an increase in the provision for specific losses recognized on loans individually evaluated for impairment between comparative periods.

Additional information regarding the allowance for loan losses and the associated provisions recognized during the three months ended September 30, 2017 is presented in Note 9 to the unaudited consolidated financial statements as well as the Comparison of Financial Condition at September 30, 2017 and June 30, 2017.

Non-Interest Income. Non-interest income, excluding gains and losses on the sale of securities and gains and losses on the sale and write-down of real estate owned, increased by $559,000 to $3.2 million for the three month period ended September 30, 2017 from $2.6 million for the three months ended September 30, 2016.  The increase in non-interest income largely reflected a $598,000 increase in fees and service charges primarily attributable to an increase in loan prepayment penalties recognized between comparative periods.  The increase in non-interest income also reflected a net increase of $31,000 in the gain on sale of loans.  The increase in loan sale gains partly reflected an increase in gains associated with residential mortgage loans sold in conjunction with the Company’s growing mortgage banking strategy that was partially offset by a decrease in SBA loan sale gains between comparative periods.

The noted increases in non-interest income were partially offset by a $52,000 decrease in the income recognized on bank-owned life insurance attributable to the continuing effects of lower market interest rates on the yields earned by the Company on its underlying policies.

We also recognized net losses totaling $109,000 arising from the write down and sale of REO during the three months ended September 30, 2017 compared to net losses of $15,000 recognized during the earlier comparative period.

The changes in other components of non-interest income between comparative periods generally reflected normal operating fluctuations within those line items.

Non-Interest Expenses. Non-interest expense increased by $2.6 million to $21.3 million for the three months ended September 30, 2017 from $18.7 million for the three months ended September 30, 2016. The net increase in non-interest expense reflected increases in salary and employee benefits expense, equipment and systems expense, advertising and marketing expense and director compensation expense.  These increases were partially offset by a net decrease in miscellaneous expense.  Less noteworthy variances in premises occupancy expense and federal deposit insurance expense reflected normal growth and operating fluctuations within these categories.

Salaries and employee benefits expense increased by $2.0 million to $12.9 million for the three months ended September 30, 2017 from $10.9 million for the three months ended September 30, 2016.  The increase in salaries and employee benefit expense was partly attributable to an increase in employee stock benefit plan expenses arising from the granting of benefits to employees under the terms of the Company’s 2016 Equity Incentive Plan approved by stockholders in October 2016.  The increase also reflected the effects of annual increases in non-executive wages and salaries for fiscal 2017 and the cost of staffing additions within certain lending, business development and operational support functions, coupled with increases in employee incentive and commission compensation expenses.  The increase in employee-compensation related expenses also reflected an increase in ESOP expense arising from an increase in the market value of the Company’s capital stock between comparative periods.

The increase in equipment and systems expense was partly attributable to increases in service provider expenses supporting electronic banking delivery channels as well as increases in internal information technology infrastructure costs.

The increase in advertising and marketing expense largely reflected increases in advertising expenses across a variety of advertising formats including outdoor and electronic media reflecting normal fluctuations in the timing of certain advertising campaigns supporting the Company’s loan and deposit growth initiatives.

The increase in director compensation expense was fully attributable to the additional expense arising from the granting of restricted stock and stock option benefits to directors, as noted above.

The noted increases in non-interest expense were partially offset by a decrease in miscellaneous expense that was largely attributable to a decrease in regulatory oversight and examination expense.  The decrease was primarily attributable to the Bank’s conversion from a federally-charted stock savings bank to a nonmember New Jersey state-chartered stock savings bank in June 2017.

Provision for Income Taxes. The provision for income taxes increased by $562,000 to $2.8 million for the three months ended September 30, 2017 from $2.2 million for the three months ended September 30, 2016.  The increase in income tax expense primarily reflected the underlying differences in the level of the taxable portion of pre-tax income between comparative periods.

Our effective tax rates during the three month periods ended September 30, 2017 and September 30, 2016 were 34.5% and 32.0% which, in relation to statutory income tax rates, reflected the effects of recurring sources of tax-favored income included in pre-tax income.

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

The Bank is required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure a safe operation. Toward that end, we generally maintain cash and cash equivalents whose balances decreased by $39.4 million to $38.8 million at September 30, 2017 from $78.2 million at June 30, 2017.  The decrease in the balance of cash and cash equivalents largely reflected the Company’s ongoing effort to enhance earnings by generally reducing the level of lower-yielding, short-term liquid assets to only the amount needed to fund the Company’s strategic initiatives while meeting its performance and risk management objectives.  Toward that end, the Company’s average balance of cash and equivalents has declined $61.5 million for the three months ended September 30, 2017 compared to their average balance of $100.3 million for the prior fiscal year ended June 30, 2017.

Investments that formally qualify as liquid assets are supplemented by our portfolio of securities classified as available for sale whose balances at September 30, 2017 included $160.8 million of mortgage-backed securities and $475.8 million of debt securities that can readily be sold if necessary.

At September 30, 2017, the Company had outstanding commitments to originate and purchase loans held in portfolio totaling approximately $45.1 million while outstanding commitments to originate loans held for sale totaled $11.3 million as of that same date.  By comparison, the Company had outstanding commitments to originate and purchase loans held in portfolio totaling $95.2 million at June 30, 2017 while outstanding commitments to originate loans held for sale totaled $18.4 million as of that same date.  Origination commitments on loans held for sale whose terms include interest rate locks to borrowers are generally paired with a “non-binding” best-efforts commitment to sell the loan to a buyer at a fixed price and within a predetermined timeframe after the sale commitment is established.

Construction loans in process and unused lines of credit were $273,000 and $62.5 million, respectively, at September 30, 2017 compared to $8.1 million and $60.7 million, respectively, at June 30, 2017. The Company is also subject to the contingent liabilities resulting from letters of credit whose outstanding balances totaled $568,000 and $715,000 at September 30, 2017 and June 30, 2017, respectively.

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

As noted earlier, for the three months ended September 30, 2017, the balance of total deposits increased by $23.1 million to $2.95 billion from $2.93 billion at June 30, 2017.  The net increase in deposits reflected a net increase in non-interest-bearing checking accounts totaling $11.9 million coupled with an increase in interest-bearing deposits totaling $11.3 million.  The increase in interest-bearing deposits included an increase in the balance of interest-bearing checking accounts totaling $8.5 million and an increase in balance of certificates of deposit totaling $7.8 million that were partially offset by a decrease in the balance of savings and club accounts totaling $4.9 million.  The balance of certificates of deposit with maturities within one year decreased to $583.0 million at September 30, 2017 compared to $610.8 million at June 30, 2017 with such balances representing 44.9% and 47.3% of total certificates of deposit at the close of each period, respectively.

Advances from the FHLB of New York are available to supplement the Company’s liquidity position and, to the extent that maturing deposits do not remain with the Company, management may replace such funds with advances. As of September 30, 2017, the Company’s outstanding balance of FHLB advances, excluding fair value adjustments, totaled $775.7 million. Of these advances, $145.0 million represent long-term, fixed-rate advances maturing in 2023 that have terms enabling the FHLB to call the borrowing at their option prior to maturity. The remaining balance of long-term, fixed rate advances totaled $5.2 million representing a single advance maturing during fiscal 2018. Short-term FHLB advances at September 30, 2017 included $625.0 million of fixed-rate borrowings which have been effectively converted to longer duration funding sources through the use of interest rate derivatives. The remaining $442,000 of advances represents one fixed-rate, amortizing advance maturing in 2021.

The Company has the capacity to borrow additional funds from the FHLB, through a line of credit or by taking additional short-term or long-term advances. Such borrowings are an option available to management if funding needs change or to lengthen the duration of liabilities. Most of the Bank’s mortgage-backed and debt securities are held in safekeeping at the FHLB of New York and the Federal Reserve Bank of New York, with a majority being available as collateral if necessary. As of September 30, 2017, the Bank’s remaining borrowing potential at the FHLB of New York totaled $926.6 million. In addition to the FHLB advances, the Bank has other borrowings totaling $32.9 million at September 30, 2017 representing overnight “sweep account” balances linked to customer demand deposits.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of September 30, 2017, the Company and the Bank exceeded all capital requirements of federal banking regulators.

The following table sets forth the Bank’s capital position at September 30, 2017 and June 30, 2017, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At September 30, 2017
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$761,682	23.43%	$260,021	8.00%	$325,027	10.00%
Tier 1 capital (to risk-weighted assets)	732,237	22.53%	195,016	6.00%	260,021	8.00%
Common equity tier 1 capital (to risk-weighted assets)	732,237	22.53%	146,262	4.50%	211,267	6.50%
Tier 1 capital (to adjusted total assets)	732,237	15.59%	187,822	4.00%	234,778	5.00%

	At June 30, 2017
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$753,790	23.30%	$258,809	8.00%	$323,512	10.00%
Tier 1 capital (to risk-weighted assets)	724,504	22.39%	194,107	6.00%	258,809	8.00%
Common equity tier 1 capital (to risk-weighted assets)	724,504	22.39%	145,580	4.50%	210,283	6.50%
Tier 1 capital (to adjusted total assets)	724,504	15.47%	187,308	4.00%	234,136	5.00%

The following table sets forth the Company’s capital position at September 30, 2017 and June 30, 2017, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At September 30, 2017
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$929,876	28.47%	$261,285	8.00%
Tier 1 capital (to risk-weighted assets)	900,431	27.57%	195,963	6.00%
Common equity tier 1 capital (to risk-weighted assets)	900,431	27.57%	146,973	4.50%
Tier 1 capital (to adjusted total assets)	900,431	19.10%	188,565	4.00%

	At June 30, 2017
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$974,545	29.98%	$260,065	8.00%
Tier 1 capital (to risk-weighted assets)	945,259	29.08%	195,049	6.00%
Common equity tier 1 capital (to risk-weighted assets)	945,259	29.08%	146,287	4.50%
Tier 1 capital (to adjusted total assets)	945,259	20.11%	188,012	4.00%

In July 2013, the Federal Deposit Insurance Corporation (“FDIC”) and the other federal bank regulatory agencies issued a final rule that revised the risk-based and leverage capital requirements and the method for calculating risk-weighted assets, to make them consistent with the agreements that were reached by the international Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  The final rule applies to all depository institutions, top-tier bank holding companies and top-tier savings and loan holding companies with total consolidated assets of $1.0 billion or more (“banking organizations”).  Among other things, the rule established a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), set the minimum leverage ratio for all banking organizations at a uniform 4% of total assets, increased the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigned a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also required unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt out is exercised which the Company and the Bank intend to exercise.  The final rule limits a banking organization’s dividends, stock repurchases and other capital distributions, and certain discretionary bonus payments to executive officers, if the bank organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above regulatory minimum risk-based requirements.  The final rule became effective for us on January 1, 2015. The capital conservation buffer requirement began phasing in at January 1, 2016 and ending on January 1, 2019, when the full capital conservation buffer requirement will be effective.  The Bank and Company each meet the fully phased in capital conservation buffer requirement at September 30, 2017.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving Kearny Bank’s facilities. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase securities or mortgage-backed securities and commitments to extend credit to meet the financing needs of our customers. At September 30, 2017, we had no significant off-balance sheet commitments to purchase securities or for capital expenditures.

Recent Accounting Pronouncements

For a discussion of the expected impact of recently issued accounting pronouncements that have yet to be adopted by the Company, please refer to Note 5 to the unaudited consolidated financial statements.

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

With respect to the maturity and re-pricing of our interest-bearing liabilities, at September 30, 2017, $583.0 million, or 44.9%, of our certificates of deposit mature within one year with an additional $395.2 million, or 30.4%, of our certificates of deposit maturing after one year but within two years. The remaining $320.6 million or 24.7% of certificates, at September 30, 2017 have remaining terms to maturity exceeding two years.

Excluding fair value adjustments, the balance of FHLB advances totaled $775.7 million at September 30, 2017 and comprised both short-term and long-term advances with fixed rates of interest. Short-term FHLB advances generally have original maturities of less than one year and may include overnight borrowings which the Bank typically utilizes to address short term funding needs as they arise. Short-term FHLB advances at September 30, 2017 included $625.0 million of 90-day FHLB term advances that are generally forecasted to be periodically redrawn at maturity for the same 90 day term as the original advance. Based on this presumption, the Bank has utilized interest rate swaps to effectively extend the duration of each of these advances at the time they were drawn to effectively fix their cost for a period of five years.

Long-term advances generally include advances with original maturities of greater than one year. At September 30, 2017, our outstanding balance of long-term FHLB advances totaled $150.7 million. Such advances included $145.0 million of fixed-rate, callable term advances and $5.2 million of fixed-rate, non-callable term advances as well as a $442,000 fixed-rate amortizing advance.

With respect to the maturity and re-pricing of our interest-earning assets, at September 30, 2017, $35.6 million, or 1.1% of our total loans, will reach their contractual maturity dates within one year with the remaining $3.22 billion, or 98.9% of total loans having remaining terms to contractual maturity in excess of one year. Of loans maturing after one year, $1.46 billion had fixed rates of interest while the remaining $1.76 billion had adjustable rates of interest, with such loans representing 44.8% and 54.1% of total loans, respectively.

At September 30, 2017, $39.3 million, or 3.5% of our total securities, will reach their contractual maturity dates within one year with the remaining $1.08 billion, or 96.5% of total securities, having remaining terms to contractual maturity in excess of one year. Of the latter category, $621.0 million comprising 55.5% of our total securities had fixed rates of interest while the remaining $459.3 million comprising 41.0% of our total securities had adjustable or floating rates of interest.

At September 30, 2017, mortgage-related assets, including mortgage loans and mortgage-backed securities, totaled $3.66 billion and comprised 76.0% of total assets. In addition to remaining term to maturity and interest rate type as discussed above, other factors contribute significantly to the level of interest rate risk associated with mortgage-related assets. In particular, the scheduled amortization of principal and the borrower’s option to prepay any or all of a mortgage loan’s principal balance, where applicable, have a significant effect on the average lives of such assets and, therefore, the interest rate risk associated with them. In general, the prepayment rate on lower yielding assets tends to slow as interest rates rise due to the reduced financial incentive for borrowers to refinance their loans. By contrast, the prepayment rate of higher yielding assets tends to accelerate as interest rates decline due to the increased financial incentive for borrowers to prepay or refinance their loans to comparatively lower interest rates. These characteristics tend to diminish the benefits of falling interest rates to liability sensitive institutions while exacerbating the adverse impact of rising interest rates.

We generally retained our liability sensitivity during the first three months of fiscal 2018 while the degree of that sensitivity, as measured internally by the institution’s one-year and three-year gap percentages decreased nominally during the period. Specifically, our cumulative one-year gap percentage changed to (13.70)% at September 30, 2017 from (13.73)% at June 30, 2017 while our cumulative three-year gap percentage changed to (6.89)% from (8.27)% over those same comparative periods.

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

Notwithstanding these efforts, the risk of further net interest rate spread and margin compression is significant as the yield on our interest-earning assets continues to reflect the impact of the greater declines in longer term market interest rates in prior years compared to the lesser concurrent reductions in shorter term market interest rates that affect the cost of our interest-bearing liabilities. Our liability sensitivity may adversely affect net income in the future as market interest rates continue to increase from their prior historical lows and our cost of interest-bearing liabilities may rise faster than our yield on interest-earning assets.  This risk to earnings could be exacerbated by a flattening of the yield curve in which an increase in shorter term market interest rates rise might outpace an increase in longer term market interest rates.

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

We maintain an Asset/Liability Management (“ALM”) Program to address all matters relating to the management of interest rate risk and liquidity risk. The program is overseen by the Board of Directors through our Interest Rate Risk Management Committee comprising five members of the Board with our Chief Operating Officer, Chief Financial Officer, Treasurer/Chief Investment Officer and Chief Risk Officer participating as management’s liaison to the committee. The committee meets quarterly to address management of our assets and liabilities, including review of our liquidity and interest rate risk profiles, loan and deposit pricing and production volumes, investment and wholesale funding strategies, and a variety of other asset and liability management topics. The results of the committee’s quarterly review are reported to the full Board, which adjusts our ALM policies and strategies, as it considers necessary and appropriate.

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

Our EVE ratio is first calculated in a “base case” scenario that assumes no change in interest rates as of the measurement date. The model then measures the change in the EVE ratio throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve up and down 100, 200 and 300 basis points with additional scenarios modeled where appropriate. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain “down rate” scenarios during periods of lower market interest rates. Our interest rate risk management policy establishes acceptable floors for the EVE ratio and caps for the maximum percentage change in the dollar amount of EVE throughout the scenarios modeled.

As illustrated in the tables below, our EVE would be negatively impacted by an increase in interest rates. This result is expected given our liability sensitivity noted earlier. Specifically, based upon the comparatively shorter maturity and/or re-pricing characteristics of our interest-bearing liabilities compared with that of our interest-earning assets, an upward movement in interest rates would have a disproportionately adverse impact on the present value of our assets compared to the beneficial impact arising from the reduced present value of our liabilities. Hence, our EVE and EVE ratio decline in the increasing interest rate scenarios. The low level of interest rates prevalent at September 30, 2017 and June 30, 2017 precluded the modeling of most decreasing rate scenarios as parallel downward shifts in the yield curve would have resulted in negative interest rates for many points along that curve as of those analysis dates.

The following tables present the results of our internal EVE analysis as of September 30, 2017 and June 30, 2017, respectively.

	September 30, 2017
	Economic Value of Equity ("EVE")			EVE as a % of Present Value of Assets
Change in Interest Rates	$ Amount of EVE	$ Change in EVE	% Change in EVE	EVE Ratio	Change in EVE Ratio
	(Dollars in Thousands)
+300 bps	819,405	(141,976)	(15)%	18.95%	(171)	bps
+200 bps	873,897	(87,484)	(9)%	19.71%	(95)	bps
+100 bps	922,831	(38,550)	(4)%	20.30%	(36)	bps
0 bps	961,381	-	-	20.66%	-
-100 bps	983,883	22,502	2%	20.69%	3	bps

	June 30, 2017
	Economic Value of Equity ("EVE")			EVE as a % of Present Value of Assets
Change in Interest Rates	$ Amount of EVE	$ Change in EVE	% Change in EVE	EVE Ratio	Change in EVE Ratio
	(Dollars in Thousands)
+300 bps	846,983	(147,879)	(15)%	19.60%	(176)	bps
+200 bps	903,090	(91,772)	(9)%	20.37%	(99)	bps
+100 bps	954,652	(40,210)	(4)%	20.99%	(37)	bps
0 bps	994,862	-	-	21.36%	-
-100 bps	1,020,221	25,359	3%	21.42%	6	bps

As seen in the table above, the dollar amount of EVE and the EVE ratio have declined between comparative periods across most scenarios modeled while the sensitivity of those measures to movements in interest rates remained generally stable between comparative periods.  The decrease in the EVE ratios across all rate scenarios largely reflected the overall decrease in stockholders’ equity arising from the Company’s repurchase of its shares of common stock during the three months ended September 30, 2017.

In addition to the specific considerations noted above, there are numerous internal and external factors that may also contribute to changes in an institution’s EVE ratio and its sensitivity. Internally, changes in the composition and allocation of an institution’s balance sheet and the interest rate risk characteristics of its components can significantly alter the exposure to interest rate risk as quantified by the changes in the EVE sensitivity measures. In that regard, the stability in the sensitivity of EVE to movements in interest rates largely reflected a corresponding stability in both the composition and allocation of the Company’s interest-earning assets and interest-bearing liabilities between the comparative periods noted.  Changes to certain external factors, most notably changes in the level of market interest rates and overall shape of the yield curve, can also alter the projected cash flows of the institution’s interest-earning assets and interest-costing liabilities and the associated present values thereof.  Changes in internal and external factors from period to period can complement one another’s effects to reduce overall sensitivity, partly or wholly offset one another’s effects, or exacerbate one another’s adverse effects and thereby increase the institution’s exposure to interest rate risk as quantified by EVE sensitivity measures.

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

As illustrated in the tables below, at both September 30, 2017 and June 30, 2017, our net interest income (“NII”) would have been only nominally impacted by a parallel upward shift in the yield curve.  In large part, the stability of NII sensitivity between comparative periods largely reflected the corresponding stability in both the composition and allocation of the Company’s interest-earning assets and interest-bearing liabilities between the comparative periods, as noted above.

To some degree, the NII-based findings contrast with those of the EVE-based analysis discussed above which indicates that the institution was generally liability sensitive at both September 30, 2017 and June 30, 2017. To a large extent, the level and direction of risk exposure assessed by the NII-based and EVE-based methodologies may differ based on the comparative terms over which risk exposure is measured by those methodologies.  As noted earlier, EVE-based analysis generally takes a longer-term view of interest rate risk by measuring changes in the present value of cash flows of interest-earning assets and interest-bearing liabilities over their expected lives.  By contrast, the NII-based analysis presented below takes a comparatively shorter-term view of interest rate risk by measuring the forecasted changes in the net interest income generated by those interest-earning assets and interest-bearing liabilities over a one-year period. As noted above, the low level of interest rates prevalent at September 30, 2017 and June 30, 2017 precluded the modeling of most decreasing rate scenarios as parallel downward shifts in the yield curve would have resulted in negative interest rates for many points along that curve as of those analysis dates.

The following tables present the results of our internal NII analysis as of September 30, 2017 and June 30, 2017, respectively.

			September 30, 2017
			Net Interest Income ("NII")
Change in Interest Rates	Balance Sheet Composition	Measurement Period	$ Amount of NII	$ Change in NII	% Change in NII
			(Dollars In Thousands)
+300 bps	Static	One Year	$106,736	$122	0.11%
+200 bps	Static	One Year	107,657	1,043	0.98
+100 bps	Static	One Year	107,479	865	0.81
0 bps	Static	One Year	106,614	-	-
-100 bps	Static	One Year	104,568	(2,046)	(1.92)

			June 30, 2017
			Net Interest Income ("NII")
Change in Interest Rates	Balance Sheet Composition	Measurement Period	$ Amount of NII	$ Change in NII	% Change in NII
			(Dollars In Thousands)
+300 bps	Static	One Year	$105,658	$(727)	(0.68)%
+200 bps	Static	One Year	106,436	51	0.05
+100 bps	Static	One Year	106,614	229	0.22
0 bps	Static	One Year	106,385	-	-
-100 bps	Static	One Year	104,900	(1,485)	(1.40)

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

During the quarter ended September 30, 2017, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	Legal Proceedings

At September 30, 2017, neither the Company nor the Bank were involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

ITEM 1A.	Risk Factors

The Risk Factors noted below are in addition to the Risk Factors previously disclosed under Item 1A of the Company’s Form 10-K for the year ended June 30, 2017, previously filed with the Securities and Exchange Commission. The Risk Factors below relate to the planned merger of Clifton Bancorp Inc. (“CSBK”) and the Company.

Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the merger.

Before the merger and the bank merger may be completed, the Company and CSBK must obtain approvals (or waivers) from the Federal Reserve Board, the Federal Deposit Insurance Corporation and the Department of Banking and Insurance of the State of New Jersey. Other approvals, waivers or consents from regulators may also be required. In determining whether to grant these approvals the regulators consider a variety of factors, including the regulatory standing of each party. An adverse development in either party’s regulatory standing or other factors could result in an inability to obtain approval or delay their receipt. These regulators may impose conditions on the completion of the merger or the bank merger or require changes to the terms of the merger or the bank merger. Such conditions or changes could have the effect of delaying or preventing completion of the merger or the bank merger or imposing additional costs on or limiting the revenues of the combined company following the merger and the bank merger, any of which might have an adverse effect on the combined company following the merger.

The success of the merger and integration of the Company and CSBK will depend on a number of uncertain factors.

The success of the merger and the ability to realize the anticipated benefits will depend on a number of factors, including:

•	our ability to integrate the branches acquired from CSBK (which we refer to as the “acquired branches”) into our current operations;

•	our ability to limit the outflow of deposits held by customers of the acquired branches and to successfully retain and manage interest-earning assets acquired in the merger;

•	our ability to control the incremental non-interest expense of the acquired branches in a manner that enables us to maintain a favorable overall efficiency ratio;

•	our ability to retain and attract the appropriate personnel to staff the acquired branches; and

•	our ability to earn acceptable levels of interest and non-interest income, including fee income, from the acquired branches.

Integrating the acquired branches will be an operation of substantial size and expense, and may be affected by general market and economic conditions or government actions affecting the financial industry generally. Integration efforts will also likely divert our management’s attention and resources. We may not be able to integrate the acquired branches successfully, and the integration process could result in the loss of key employees, the disruption of ongoing business, or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the merger. We may also encounter unexpected difficulties or costs during the integration that could adversely affect our earnings and financial condition, perhaps materially. Additionally, the operation of the acquired branches may adversely affect our existing profitability, we may not be able to achieve results in the future similar to those achieved by the existing banking business or we may not be able to manage growth resulting from the merger effectively.

Combining the Company and CSBK may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the merger may not be realized.

The Company and CSBK have operated and, until the completion of the merger, will continue to operate, independently. The success of the merger, including anticipated benefits and cost savings, will depend, in part, on the Company’s ability to successfully combine and integrate the businesses of the Company and CSBK in a manner that permits growth opportunities and does not materially disrupt the existing customer relations nor result in decreased revenues due to loss of customers. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. The loss of key employees could adversely affect the Company’s ability to successfully conduct its business, which could have an adverse effect on the Company’s financial results and the value of its common stock. If the Company experiences difficulties with the integration process, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause the Company and/or CSBK to lose customers or cause customers to remove their accounts from The Company and/or CSBK and move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of CSBK and the Company during this transition period and for an undetermined period after completion of the merger on the combined company.  In addition, the actual cost savings of the merger could be less than anticipated.

The combined company may be unable to retain Company and/or CSBK personnel successfully after the merger is completed.

The success of the merger will depend in part on the combined company’s ability to retain the talents and dedication of key employees currently employed by the Company and CSBK. It is possible that these employees may decide not to remain with the Company or Clifton, as applicable, while the merger is pending or with the combined company after the merger is consummated. If key employees terminate their employment, or if an insufficient number of employees are retained to maintain effective operations, the combined company’s business activities may be adversely affected and management’s attention may be diverted from successfully integrating Clifton to hiring suitable replacements, all of which may cause the combined company’s business to suffer. In addition, the Company and CSBK may not be able to locate suitable replacements for any key employees who leave either company, or to offer employment to potential replacements on reasonable terms.

Failure to complete the merger could negatively impact our stock prices, future business and financial results.

There can be no assurance that our announced merger with CSBK will be completed. If the merger is not completed, our ongoing business may be adversely affected and we will be subject to a number of risks, including the following:

•	We will be required to pay certain costs relating to the merger, whether or not the merger is completed, such as legal, accounting, financial advisor, proxy solicitation and printing fees;

•

Under the merger agreement, we are subject to certain restrictions on the conduct of business before completing the merger, which may adversely affect our ability to execute certain of our business strategies if the merger is terminated; and

•

matters relating to the merger may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us as an independent company.

In addition, if the merger is not completed, we may experience negative reactions from the financial markets and from customers and employees. We also could be subject to litigation related to any failure to complete the merger or to proceedings commenced by us against CSBK seeking damages or to compel CSBK to perform its obligations under the merger agreement. These factors and similar risks could have an adverse effect on our results of operation, business and stock price.

Our stockholders will have a reduced ownership interest after the merger and will exercise less influence over the combined organization.

Our stockholders currently have the right to vote in the election of members for our board of directors and on various other matters affecting us. Upon the completion of the merger, our stockholders will own approximately 76% of stock in the combined company and CSBK stockholders will own approximately 24% of the combined company.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The following table reports information regarding repurchases of the Company’s common stock during the quarter ended September 30, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2017	500,000	$14.81	500,000	6,819,084
August 1-31, 2017	1,179,600	$14.37	1,179,600	5,639,484
September 1-30, 2017	1,123,400	$14.35	1,123,400	4,516,084

Total	2,803,000	$14.44	2,803,000	4,516,084
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
101

The following materials from the Company’s Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

KEARNY FINANCIAL CORP.

Date: November 8, 2017	By:	/s/ Craig L. Montanaro
Craig L. Montanaro
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

Date: November 8, 2017	By:	/s/ Eric B. Heyer
Eric B. Heyer
Executive Vice President and
Chief Financial Officer
(Principal financial and accounting officer)