Form 10-Q
period 2017-12-31
Kearny Financial Corp.
filed 2018-02-08
CIK 1617242

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: February 1, 2018.

$0.01 par value common stock — 78,843,460 shares outstanding

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Share and Per Share Data)

	December 31,	June 30,
	2017	2017
	(Unaudited)
Assets
Cash and amounts due from depository institutions	$17,899	$18,889
Interest-bearing deposits in other banks	32,786	59,348
Cash and cash equivalents	50,685	78,237
Debt securities available for sale, at fair value	485,954	444,497
Mortgage-backed securities available for sale, at fair value	151,717	169,263
Securities available for sale	637,671	613,760
Debt securities held to maturity (fair value $125,882 and $145,505)	125,671	144,713
Mortgage-backed securities held to maturity (fair value $344,649 and $350,289)	345,781	348,608
Securities held to maturity	471,452	493,321
Loans held-for-sale	3,490	4,692
Loans receivable, including unamortized yield adjustments of $1,999 and $2,808	3,291,516	3,245,261
Less allowance for loan losses	(30,066)	(29,286)
Net loans receivable	3,261,450	3,215,975
Premises and equipment	41,829	39,585
Federal Home Loan Bank of New York ("FHLB") stock	39,113	39,958
Accrued interest receivable	13,524	12,493
Goodwill	108,591	108,591
Bank owned life insurance	183,754	181,223
Deferred income tax assets, net	6,941	15,454
Other assets	25,347	14,838
Total Assets	$4,843,847	$4,818,127

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest-bearing	$275,065	$267,412
Interest-bearing	2,758,701	2,662,715
Total deposits	3,033,766	2,930,127
Borrowings	798,864	806,228
Advance payments by borrowers for taxes	8,511	8,711
Other liabilities	13,433	15,880
Total Liabilities	3,854,574	3,760,946

Stockholders' Equity
Preferred stock, $1.00 par value, 100,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 800,000,000 shares authorized; 79,526,660 shares and 84,350,848 shares issued and outstanding, respectively	795	844
Paid-in capital	662,093	728,790
Retained earnings	353,536	361,039
Unearned employee stock ownership plan shares; 3,462,033 shares and 3,562,382 shares, respectively	(33,563)	(34,536)
Accumulated other comprehensive income, net	6,412	1,044
Total Stockholders' Equity	989,273	1,057,181
Total Liabilities and Stockholders' Equity	$4,843,847	$4,818,127

See notes to unaudited consolidated financial statements

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Interest Income
Loans	$30,610	$27,407	$61,083	$53,104
Mortgage-backed securities	2,848	3,779	5,744	7,716
Debt securities:
Taxable	3,229	2,146	6,189	4,186
Tax-exempt	641	562	1,262	1,113
Other interest-earning assets	704	421	1,346	1,002
Total Interest Income	38,032	34,315	75,624	67,121

Interest Expense
Deposits	6,649	5,410	12,868	10,771
Borrowings	4,548	3,289	9,111	6,713
Total Interest Expense	11,197	8,699	21,979	17,484
Net Interest Income	26,835	25,616	53,645	49,637
Provision for Loan Losses	936	1,255	1,566	2,384
Net Interest Income after Provision for Loan Losses	25,899	24,361	52,079	47,253

Non-Interest Income
Fees and service charges	1,409	1,289	2,670	1,952
Gain on sale and call of securities	-	21	-	21
Gain on sale of loans	200	459	531	759
Gain (loss) on sale and write down of real estate owned	23	12	(86)	(3)
Income from bank owned life insurance	1,264	1,321	2,531	2,640
Electronic banking fees and charges	302	270	580	553
Miscellaneous	65	74	131	153
Total Non-Interest Income	3,263	3,446	6,357	6,075

Non-Interest Expense
Salaries and employee benefits	12,926	11,592	25,793	22,501
Net occupancy expense of premises	2,122	1,976	4,103	3,917
Equipment and systems	2,193	2,030	4,383	4,078
Advertising and marketing	748	387	1,458	936
Federal deposit insurance premium	343	339	703	644
Directors' compensation	688	379	1,377	604
Merger-related expenses	1,193	-	1,193	-
Miscellaneous	2,551	2,670	5,040	5,353
Total Non-Interest Expense	22,764	19,373	44,050	38,033
Income before Income Taxes	6,398	8,434	14,386	15,295
Income taxes	5,129	2,970	7,885	5,164
Net Income	$1,269	$5,464	$6,501	$10,131

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Net Income per Common Share (EPS)
Basic	$0.02	$0.06	$0.08	$0.12
Diluted	$0.02	$0.06	$0.08	$0.12
Weighted Average Number of Common Shares Outstanding
Basic	77,174	85,174	78,411	85,710
Diluted	77,239	85,258	78,474	85,782

Dividends Declared Per Common Share	$0.03	$0.02	$0.18	$0.04

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Net Income	$1,269	$5,464	$6,501	$10,131
Other Comprehensive Income, net of tax:
Net unrealized loss on securities available for sale	(1,208)	(5,314)	(60)	(4,241)
Net gain (loss) on securities transferred from available for sale to held to maturity	44	(25)	61	(21)
Net realized gain on securities available for sale	-	6	-	6
Fair value adjustments on derivatives	4,429	14,051	5,403	17,212
Benefit plan adjustments	7	10	(36)	(214)
Total Other Comprehensive Income	3,272	8,728	5,368	12,742
Total Comprehensive Income	$4,541	$14,192	$11,869	$22,873

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended December 31, 2017

(In Thousands, Unaudited)

	Common Stock		Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Income	Total
Balance - June 30, 2017	84,351	$844	$728,790	$361,039	$(34,536)	$1,044	$1,057,181

Net income	-	-	-	6,501	-	-	6,501
Other comprehensive income, net of income tax expense	-	-	-	-	-	5,368	5,368
ESOP shares committed to be released (100 shares)	-	-	503	-	973	-	1,476
Stock option exercise	10	-	102	-	-	-	102
Stock option expense	-	-	1,045	-	-	-	1,045
Share repurchases	(4,747)	(48)	(69,266)	-	-	-	(69,314)
Restricted stock plan shares earned (146 shares)	-	-	2,196	-	-	-	2,196
Cancellation of shares issued for restricted stock awards	(87)	(1)	(1,277)	-	-	-	(1,278)
Cash dividends declared ($0.18 per common share)	-	-	-	(14,004)	-	-	(14,004)

Balance - December 31, 2017	79,527	$795	$662,093	$353,536	$(33,563)	$6,412	$989,273

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Unaudited)

	Six Months Ended
	December 31,
	2017	2016
Cash Flows from Operating Activities:
Net income	$6,501	$10,131
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,475	1,471
Net amortization of premiums, discounts and loan fees and costs	2,250	2,785
Deferred income taxes	4,783	342
Amortization of intangible assets	60	72
Amortization of benefit plans’ unrecognized net (gain) loss	(61)	33
Provision for loan losses	1,566	2,384
Loss on write-down and sales of real estate owned	86	3
Loans originated for sale	(41,833)	(58,305)
Proceeds from sale of loans held-for-sale	43,448	55,344
Realized gain on sale of loans held-for-sale, net	(413)	(409)
Realized gain on sale of loans	(118)	(350)
Realized loss on call of debt securities available for sale	-	10
Realized gain on call of debt securities held to maturity	-	(31)
Realized loss (gain) on disposition of premises and equipment	7	(11)
Increase in cash surrender value of bank owned life insurance	(2,531)	(2,640)
ESOP, stock option plan and restricted stock plan expenses	4,717	2,065
Increase in interest receivable	(1,031)	(597)
(Increase) decrease in other assets	(1,672)	154
Increase in interest payable	292	100
Decrease in other liabilities	(2,555)	(1,319)
Net Cash Provided by Operating Activities	14,971	11,232

Cash Flows from Investing Activities:
Purchases of:
Debt securities available for sale	(76,074)	(36,926)
Debt securities held to maturity	(16,419)	(22,793)
Mortgage-backed securities available for sale	-	(30,663)
Mortgage-backed securities held to maturity	(20,478)	-
Proceeds from:
Repayments/calls/maturities of debt securities available for sale	35,458	30,476
Repayments/calls/maturities of debt securities held to maturity	35,315	52,198
Repayments/maturities of mortgage-backed securities available for sale	16,462	32,446
Repayments/maturities of mortgage-backed securities held to maturity	22,656	28,902
Purchase of loans	(48,905)	(133,101)
Proceeds from sale of loans	1,264	4,217
Net increase in loans receivable	(1,322)	(173,739)
Proceeds from sale of real estate owned	1,290	505
Additions to premises and equipment	(3,726)	(1,416)
Purchase of FHLB stock	(4,140)	(10,080)
Redemption of FHLB stock	4,985	6,167
Net Cash Used in Investing Activities	$(53,634)	$(253,807)

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands, Unaudited)

	Six Months Ended
	December 31,
	2017	2016
Cash Flows from Financing Activities:
Net increase in deposits	$103,485	51,189
Repayment of term FHLB advances	(1,250,054)	(853,051)
Proceeds from term FHLB advances	1,250,000	850,000
Net change in overnight borrowings	-	90,000
Net (decrease) increase in other short-term borrowings	(7,317)	472
Net decrease in advance payments by borrowers for taxes	(200)	(288)
Repurchase and cancellation of common stock of Kearny Financial Corp.	(69,314)	(54,518)
Cancellation of shares issued for restricted stock awards	(1,278)	-
Issuance of shares in consideration of exercise of stock options	102	-
Dividends paid	(14,313)	(3,397)
Net Cash Provided by Financing Activities	11,111	80,407
Net Decrease in Cash and Cash Equivalents	(27,552)	(162,168)
Cash and Cash Equivalents - Beginning	78,237	199,200
Cash and Cash Equivalents - Ending	$50,685	$37,032

Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Income taxes, net of refunds	$10,156	$3,934
Interest	$21,687	$17,385

Non-cash investing and financing activities:
Acquisition of real estate owned in settlement of loans	$1,437	$1,719

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

2.     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, income, comprehensive income, changes in stockholders’ equity and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the unaudited consolidated financial statements have been included. The results of operations for the three-month and six-month periods ended December 31, 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

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

3.     NET INCOME PER COMMON SHARE (“EPS”)

Basic EPS is based on the weighted average number of common shares actually outstanding including both vested and unvested restricted stock awards adjusted for Employee Stock Ownership Plan (“ESOP”) shares not yet committed to be released. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable or which could be converted into common stock, if dilutive, using the treasury stock method. Shares issued and reacquired during any period are weighted for the portion of the period they were outstanding.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended			Six Months Ended
	December 31, 2017			December 31, 2017
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)			(In Thousands, Except Per Share Data)

Net income	$1,269			$6,501
Basic earnings per share, income available to common stockholders	$1,269	77,174	$0.02	$6,501	78,411	$0.08
Effect of dilutive securities:
Stock options		65			63
	$1,269	77,239	$0.02	$6,501	78,474	$0.08

	Three Months Ended			Six Months Ended
	December 31, 2016			December 31, 2016
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)			(In Thousands, Except Per Share Data)

Net income	$5,464			$10,131
Basic earnings per share, income available to common stockholders	$5,464	85,174	$0.06	$10,131	85,710	$0.12
Effect of dilutive securities:
Stock options		84			72
	$5,464	85,258	$0.06	$10,131	85,782	$0.12

During the three and six months ended December 31, 2017, the average number of options which were considered anti-dilutive totaled approximately 3,290,000 and 3,290,000, respectively.   During the three and six months ended December 31, 2016, the average number of options which were considered anti-dilutive totaled approximately 1,108,587 and 554,293, respectively.

4.     SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of December 31, 2017, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date this document was filed.

5.    PROPOSED ACQUISITION OF CLIFTON BANCORP INC.

On November 1, 2017, the Company and Clifton Bancorp Inc. (“Clifton”), the holding company for Clifton Savings Bank (“Clifton Bank”), announced that the companies have entered into a definitive agreement pursuant to which the Company will acquire Clifton in an all-stock transaction. Under the terms of the agreement, Clifton will merge with and into the Company and each outstanding share of Clifton common stock will be exchanged for 1.191 shares of the Company common stock.

As of December 31, 2017, Clifton had approximately $1.7 billion of assets, $1.2 billion of loans, and $935 million of deposits held across a network of 12 branches located in New Jersey throughout Bergen, Passaic, Hudson, and Essex counties.  Upon closing, the Company stockholders and Clifton stockholders will own approximately 76% and 24% of the combined company, respectively.

6.    MERGER RELATED EXPENSES

Merger-related expenses are recorded in the Consolidated Statements of Income and include costs relating to the Company’s proposed acquisition of Clifton, as described above.  These charges represent one-time costs associated with acquisition activities and do not represent ongoing costs of the fully integrated combined organization.  Accounting guidance requires that acquisition-related transactional and restructuring costs incurred by the Company be charged to expense as incurred.

7.     RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The ASU requires all lessees to recognize a lease liability and right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date for leases classified as operating leases or finance leases.  This update also requires new quantitative disclosures related to leases in the Company’s consolidated financial statements.  There are practical expedients in this update that relate to leases that commenced before the effective date, initial direct costs and the use of hindsight to extend or terminate a lease or purchase the lease asset.  Lessor accounting remains largely unchanged under the new guidance.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, with early adoption permitted.  A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  The Company continues to evaluate the impact of the guidance, including determining whether other contracts exist that are deemed to be in scope.  As such, no conclusions have yet been reached regarding the potential impact on adoption on the Company’s consolidated financial statements and regulatory capital and risk-weighted assets; however, the Company does not expect the amendment to have a material impact on its results of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The ASU requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument.

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

8.     SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains and losses and fair values of debt and mortgage-backed securities available for sale at December 31, 2017 and June 30, 2017 and stratification by contractual maturity of debt securities available for sale at December 31, 2017 are presented below:

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available for sale:
Debt securities:
U.S. agency securities	$4,830	$7	$27	$4,810
Obligations of state and political subdivisions	27,452	89	113	27,428
Asset-backed securities	169,207	826	549	169,484
Collateralized loan obligations	133,246	338	243	133,341
Corporate bonds	143,012	519	1,134	142,397
Trust preferred securities	8,916	-	422	8,494
Total debt securities	486,663	1,779	2,488	485,954

Mortgage-backed securities:
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	8,836	-	142	8,694
Federal National Mortgage Association	19,219	-	726	18,493
Total collateralized mortgage obligations	28,055	-	868	27,187

Mortgage pass-through securities:
Residential pass-through securities:
Federal Home Loan Mortgage Corporation	86,363	133	1,102	85,394
Federal National Mortgage Association	31,025	282	205	31,102
Total residential pass-through securities	117,388	415	1,307	116,496

Commercial pass-through securities:
Federal National Mortgage Association	8,028	12	6	8,034
Total commercial pass-through securities	8,028	12	6	8,034

Total mortgage-backed securities	153,471	427	2,181	151,717

Total securities available for sale	$640,134	$2,206	$4,669	$637,671

	December 31, 2017
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities available for sale:
Due in one year or less	$-	$-
Due after one year through five years	54,792	54,981
Due after five years through ten years	146,192	145,249
Due after ten years	285,679	285,724
Total	$486,663	$485,954

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available for sale:
Debt securities:
U.S. agency securities	$5,304	$35	$23	$5,316
Obligations of state and political subdivisions	27,465	305	30	27,740
Asset-backed securities	163,120	316	1,007	162,429
Collateralized loan obligations	98,078	185	109	98,154
Corporate bonds	143,017	826	1,525	142,318
Trust preferred securities	8,912	-	372	8,540
Total debt securities	445,896	1,667	3,066	444,497

Mortgage-backed securities:
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	9,902	38	66	9,874
Federal National Mortgage Association	21,222	-	560	20,662
Total collateralized mortgage obligations	31,124	38	626	30,536

Mortgage pass-through securities:
Residential pass-through securities:
Federal Home Loan Mortgage Corporation	95,501	352	999	94,854
Federal National Mortgage Association	35,516	425	245	35,696
Total residential pass-through securities	131,017	777	1,244	130,550

Commercial pass-through securities:
Federal National Mortgage Association	8,108	69	-	8,177
Total commercial pass-through securities	8,108	69	-	8,177

Total mortgage-backed securities	170,249	884	1,870	169,263

Total securities available for sale	$616,145	$2,551	$4,936	$613,760

There were no sales of securities available for sale during the three months and six months ended December 31, 2017 and December 31, 2016.

At December 31, 2017 and June 30, 2017, securities available for sale with carrying values of approximately $41.0 million and $41.8 million, respectively, were utilized as collateral for borrowings through the FHLB of New York.  At December 31, 2017 and June 30, 2017, securities available for sale with carrying values of approximately $33.2 million and $41.5 million, respectively, were utilized as collateral for potential borrowings through the Federal Reserve Bank of New York.  As of those same dates, securities available for sale with total carrying values of approximately $9.4 million and $8.2 million, respectively, were utilized as collateral for depositor sweep accounts.

9.     SECURITIES HELD TO MATURITY

The amortized cost, gross unrecognized gains and losses and fair values of debt and mortgage-backed securities held to maturity at December 31, 2017 and June 30, 2017 and stratification by contractual maturity of debt securities held to maturity at December 31, 2017 are presented below:

	December 31, 2017
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Securities held to maturity:
Debt securities:
Obligations of state and political subdivisions	$100,671	$542	$481	$100,732
Subordinated debt	25,000	150	-	25,150
Total debt securities	125,671	692	481	125,882

Mortgage-backed securities:
Collateralized mortgage obligations:
Government National Mortgage Association	22,263	-	259	22,004
Federal Home Loan Mortgage Corporation	13,480	-	435	13,045
Federal National Mortgage Association	99	8	-	107
Non-agency securities	19	-	-	19
Total collateralized mortgage obligations	35,861	8	694	35,175

Mortgage pass-through securities:
Residential pass-through securities:
Federal Home Loan Mortgage Corporation	31,549	1	613	30,937
Federal National Mortgage Association	128,938	356	902	128,392
Total residential pass-through securities	160,487	357	1,515	159,329

Commercial pass-through securities:
Government National Mortgage Association	1,882	-	5	1,877
Federal National Mortgage Association	147,551	866	149	148,268
Total commercial pass-through securities	149,433	866	154	150,145

Total mortgage-backed securities	345,781	1,231	2,363	344,649

Total securities held to maturity	$471,452	$1,923	$2,844	$470,531

	December 31, 2017
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities held to maturity:
Due in one year or less	$5,428	$5,418
Due after one year through five years	25,907	25,873
Due after five years through ten years	83,180	83,356
Due after ten years	11,156	11,235
Total	$125,671	$125,882

	June 30, 2017
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Securities held to maturity:
Debt securities:
U.S. agency securities	$35,000	$-	$48	$34,952
Obligations of state and political subdivisions	94,713	996	156	95,553
Subordinated debt	15,000	-	-	15,000
Total debt securities	144,713	996	204	145,505

Mortgage-backed securities:
Collateralized mortgage obligations:
Government National Mortgage Association	2,199	-	46	2,153
Federal Home Loan Mortgage Corporation	15,522	-	357	15,165
Federal National Mortgage Association	111	10	-	121
Non-agency securities	22	-	-	22
Total collateralized mortgage obligations	17,854	10	403	17,461

Mortgage pass-through securities:
Residential pass-through securities:
Federal Home Loan Mortgage Corporation	35,289	1	338	34,952
Federal National Mortgage Association	143,524	428	597	143,355
Total residential pass-through securities	178,813	429	935	178,307

Commercial pass-through securities:
Government National Mortgage Association	1,989	-	11	1,978
Federal National Mortgage Association	149,952	2,622	31	152,543
Total commercial pass-through securities	151,941	2,622	42	154,521

Total mortgage-backed securities	348,608	3,061	1,380	350,289

Total securities held to maturity	$493,321	$4,057	$1,584	$495,794

There were no sales of securities held to maturity during the three and six months ended December 31, 2017 and December 31, 2016.

At December 31, 2017 and June 30, 2017, securities held to maturity with carrying values of approximately $121.4 million and $117.5 million, respectively, were utilized as collateral for borrowings from the FHLB of New York. As of those same dates, securities held to maturity with total carrying values of approximately $6.5 million and $6.9 million, respectively, were pledged to secure public funds on deposit.  At December 31, 2017 and June 30, 2017, securities held to maturity with carrying values of approximately $95.5 million and $88.8 million, respectively, were utilized as collateral for potential borrowings from the Federal Reserve Bank of New York.  As of those same dates, securities held to maturity with carrying values of approximately $27.8 million and $32.7 million, respectively, were utilized as collateral for depositor sweep accounts.

10.     IMPAIRMENT OF SECURITIES

The following two tables summarize the fair values and gross unrealized losses within the available for sale and held to maturity portfolios at December 31, 2017 and June 30, 2017. The gross unrealized and unrecognized losses, presented by security type, represent temporary impairments of value within each portfolio as of the dates presented. Temporary impairments within the available for sale portfolio have been recognized through other comprehensive income as reductions in stockholders’ equity on a tax-effected basis.

The tables are followed by a discussion that summarizes the Company’s rationale for recognizing impairments, where applicable, as “temporary” versus those identified as “other-than-temporary”. Such rationale is presented by investment type and generally applies consistently to both the “available for sale” and “held to maturity” portfolios, except where specifically noted.

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Available for Sale:
U.S. agency securities	$363	$4	$1,605	$23	$1,968	$27
Obligations of state and political subdivisions	16,450	107	571	6	17,021	113
Asset-backed securities	16,871	91	38,559	458	55,430	549
Collateralized loan obligations	71,100	243	-	-	71,100	243
Corporate bonds	-	-	68,886	1,134	68,886	1,134
Trust preferred securities	-	-	7,494	422	7,494	422
Collateralized mortgage obligations	5,181	45	22,006	823	27,187	868
Residential pass-through securities	65,920	368	29,612	939	95,532	1,307
Commercial pass-through securities	4,029	6	-	-	4,029	6

Total	$179,914	$864	$168,733	$3,805	$348,647	$4,669

	June 30, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Available for Sale:
U.S. agency securities	$440	$-	$1,746	$23	$2,186	$23
Obligations of state and political subdivisions	3,872	30	-	-	3,872	30
Asset-backed securities	16,860	84	86,975	923	103,835	1,007
Collateralized loan obligations	46,016	108	6,000	1	52,016	109
Corporate bonds	-	-	73,500	1,525	73,500	1,525
Trust preferred securities	-	-	7,540	372	7,540	372
Collateralized mortgage obligations	26,090	626	-	-	26,090	626
Residential pass-through securities	77,301	1,244	-	-	77,301	1,244

Total	$170,579	$2,092	$175,761	$2,844	$346,340	$4,936

The number of available for sale securities with unrealized losses at December 31, 2017 totaled 92 and included seven U.S. agency securities, 40 municipal obligations, seven asset-backed securities, eight collateralized loan obligations, six corporate obligations, four trust preferred securities, seven collateralized mortgage obligations and twelve residential pass-through securities and one commercial pass-through security. The number of available for sale securities with unrealized losses at June 30, 2017 totaled 57 and included seven U.S. agency securities, nine municipal obligations, nine asset-backed securities, eight collateralized loan obligations, seven corporate obligations, four trust preferred securities and five collateralized mortgage obligations and eight residential pass-through securities.

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
	(In Thousands)
Securities Held to Maturity:
Obligations of state and political subdivisions	$47,007	$374	$4,114	$107	$51,121	$481
Collateralized mortgage obligations	20,134	194	14,927	500	35,061	694
Residential pass-through securities	47,939	306	72,364	1,209	120,303	1,515
Commercial pass-through securities	15,464	149	1,877	5	17,341	154

Total	$130,544	$1,023	$93,282	$1,821	$223,826	$2,844

	June 30, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
	(In Thousands)
Securities Held to Maturity:
U.S. agency securities	$24,969	$31	$9,983	$17	$34,952	$48
Obligations of state and political subdivisions	19,232	150	409	6	19,641	156
Collateralized mortgage obligations	17,317	403	22	-	17,339	403
Residential pass-through securities	119,538	887	1,750	48	121,288	935
Commercial pass-through securities	11,110	42	-	-	11,110	42

Total	$192,166	$1,513	$12,164	$71	$204,330	$1,584

The number of held to maturity securities with unrecognized losses at December 31, 2017 totaled 187 and included 105 municipal obligations, seven collateralized mortgage obligations, 70 residential pass-through securities and five commercial pass-through securities.  The number of held to maturity securities with unrecognized losses at June 30, 2017 totaled 90 and included two U.S. agency securities, 44 municipal obligations, seven collateralized mortgage obligations, 34 residential pass-through securities and three commercial pass-through securities.

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

At December 31, 2017 and June 30, 2017, the Company held no securities for which credit-related OTTI had been recognized in earnings based on the Company’s analysis and determination that the impairment reported in the tables above was “temporary” in nature as of both dates.

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

The Company has the stated ability and intent to “hold until forecasted recovery” those securities so designated at December 31, 2017 and does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  In light of the factors noted above, the Company does not consider its balance of securities with unrealized and unrecognized losses at December 31, 2017 and June 30, 2017, to be “other-than-temporarily” impaired as of those dates.

11.     LOAN QUALITY AND ALLOWANCE FOR LOAN LOSSES

Acquired Credit-Impaired Loans. At December 31, 2017, the remaining outstanding principal balance and carrying amount of acquired credit-impaired loans totaled approximately $592,000 and $388,000, respectively. By comparison, at June 30, 2017, the remaining outstanding principal balance and carrying amount of acquired credit-impaired loans totaled approximately $839,000 and $594,000, respectively.

The carrying amount of acquired credit-impaired loans for which interest is not being recognized due to the uncertainty of the cash flows relating to such loans totaled $365,000 and $371,000 at December 31, 2017 and June 30, 2017, respectively.

There were no valuation allowances for specifically identified impairment attributable to acquired credit-impaired loans at December 31, 2017 and June 30, 2017, respectively.

The following table presents the changes in the accretable yield relating to the acquired credit-impaired loans for the three months ended December 31, 2017 and December 30, 2016.

	Three Months Ended December 31,
	2017	2016
	(In Thousands)
Beginning balance	$206	$314
Accretion to interest income	-	(2)
Disposals	-	-
Reclassifications from nonaccretable difference	-	-
Ending balance	$206	$312

	Six Months Ended December 31,
	2017	2016
	(In Thousands)
Beginning balance	$215	$335
Accretion to interest income	(9)	(4)
Disposals	-	(19)
Reclassifications from nonaccretable difference	-	-
Ending balance	$206	$312

Residential Mortgage Loans in Foreclosure. We may obtain physical possession of one- to four-family real estate collateralizing a residential mortgage loan via foreclosure or through an in-substance repossession. As of December 31, 2017, we held four single-family properties in real estate owned with an aggregate carrying value of $1.6 million that were acquired through foreclosures on residential mortgage loans.  As of that same date, we held 12 residential mortgage loans with aggregate carrying values totaling $2.3 million which were in the process of foreclosure.  By comparison, as of June 30, 2017, we held two single-family properties in real estate owned with an aggregate carrying value of $981,000 that were acquired through foreclosures on residential mortgage loans.  As of that same date, we held 18 residential mortgage loans with aggregate carrying values totaling $3.7 million which were in the process of foreclosure.

Loan Quality. The following tables present the balance of the allowance for loan losses at December 31, 2017 and June 30, 2017 based upon the calculation methodology as described in the Company’s Form 10-K for the fiscal year ended June 30, 2017. The tables identify the valuation allowances attributable to specifically identified impairments on individually evaluated loans, including those acquired with deteriorated credit quality, as well as valuation allowances for impairments on loans evaluated collectively. The tables include the underlying balance of loans receivable applicable to each category as of those dates as well as the activity in the allowance for loan losses for the three months and six months ended December 31, 2017 and December 31, 2016. Unless otherwise noted, the balance of loans reported in the tables below excludes yield adjustments and the allowance for loan loss.

Allowance for Loan Losses and Loans Receivable
At December 31, 2017

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of allowance for loan losses:
Loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Loans individually evaluated for impairment	37	-	4	-	2	-	-	43
Loans collectively evaluated for impairment	2,403	13,909	9,661	246	2,704	457	643	30,023

Total allowance for loan losses	$2,440	$13,909	$9,665	$246	$2,706	$457	$643	$30,066

Allowance for Loan Losses and Loans Receivable
At December 31, 2017

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of loans receivable:

Loans acquired with deteriorated credit quality	$106	$-	$-	$-	$282	$-	$-	$388
Loans individually evaluated for impairment	7,983	135	7,205	-	2,569	1,556	-	19,448
Loans collectively evaluated for impairment	566,233	1,438,251	1,062,049	22,205	89,591	79,405	11,947	3,269,681

Total loans	$574,322	$1,438,386	$1,069,254	$22,205	$92,442	$80,961	$11,947	$3,289,517
Unamortized yield adjustments								1,999
Loans receivable, net of yield adjustments								$3,291,516

Allowance for Loan Losses and Loans Receivable
Period Ended December 31, 2017

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the three months ended December 31, 2017:

At September 30, 2017:	$2,501	$13,807	$9,893	$89	$1,948	$470	$737	$29,445

Total charge offs	(143)	-	-	-	-	-	(263)	(406)
Total recoveries	57	-	-	-	-	-	34	91
Total provisions	25	102	(228)	157	758	(13)	135	936

Total allowance for loan losses	$2,440	$13,909	$9,665	$246	$2,706	$457	$643	$30,066

Allowance for Loan Losses and Loans Receivable
Period Ended December 31, 2017

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the six months ended December 31, 2017:

At June 30, 2017:	$2,384	$13,941	$9,939	$35	$1,709	$501	$777	$29,286

Total charge offs	(410)	-	(38)	-	(6)	-	(560)	(1,014)
Total recoveries	77	-	-	-	34	65	52	228
Total provisions	389	(32)	(236)	211	969	(109)	374	1,566

Total allowance for loan losses	$2,440	$13,909	$9,665	$246	$2,706	$457	$643	$30,066

Allowance for Loan Losses and Loans Receivable
Period Ended December 31, 2016

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the three months ended December 31, 2016:

At September 30, 2016:	$2,806	$10,269	$8,316	$39	$2,319	$534	$720	$25,003

Total charge offs	(41)	-	(37)	-	-	(74)	(241)	(393)
Total recoveries	182	-	-	-	1	1	11	195
Total provisions	(517)	1,957	76	(10)	(541)	95	195	1,255

Total allowance for loan losses	$2,430	$12,226	$8,355	$29	$1,779	$556	$685	$26,060

Allowance for Loan Losses and Loans Receivable
Period Ended December 31, 2016

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the six months ended December 31, 2016:

At June 30, 2016:	$2,370	$9,995	$7,846	$24	$2,784	$432	$778	$24,229

Total charge offs	(64)	-	(78)	-	(194)	(95)	(336)	(767)
Total recoveries	182	-	-	-	16	1	15	214
Total provisions	(58)	2,231	587	5	(827)	218	228	2,384

Total allowance for loan losses	$2,430	$12,226	$8,355	$29	$1,779	$556	$685	$26,060

Allowance for Loan Losses and Loans Receivable
At June 30, 2017

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of allowance for loan losses:

Loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Loans individually evaluated for impairment	154	-	39	-	6	-	-	199
Loans collectively evaluated for impairment	2,230	13,941	9,900	35	1,703	501	777	29,087

Total allowance for loan losses	$2,384	$13,941	$9,939	$35	$1,709	$501	$777	$29,286

Allowance for Loan Losses and Loans Receivable
At June 30, 2017

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of loans receivable:

Loans acquired with deteriorated credit quality	$97	$-	$-	$-	$497	$-	$-	594
Loans individually evaluated for impairment	10,546	158	5,877	612	2,365	1,894	-	21,452
Loans collectively evaluated for impairment	556,680	1,412,417	1,079,187	3,203	71,609	80,928	16,383	3,220,407

Total loans	$567,323	$1,412,575	$1,085,064	$3,815	$74,471	$82,822	$16,383	$3,242,453
Unamortized yield adjustments								2,808
Loans receivable, net of yield adjustments								$3,245,261

The following tables present key indicators of credit quality regarding the Company’s loan portfolio based upon loan classification and contractual payment status at December 31, 2017 and June 30, 2017 based upon the methodology for identifying and reporting such loans as described in the Company’s Form 10-K for the fiscal year ended June 30, 2017.

Credit-Rating Classification of Loans Receivable
At December 31, 2017

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Non-classified	$563,388	$1,438,251	$1,058,926	$21,902	$84,839	$78,771	$11,841	$3,257,918
Classified:
Special Mention	607	-	-	303	1,137	112	72	2,231
Substandard	10,327	135	10,328	-	6,466	2,078	32	29,366
Doubtful	-	-	-	-	-	-	2	2
Loss	-	-	-	-	-	-	-	-
Total classified loans	10,934	135	10,328	303	7,603	2,190	106	31,599

Total loans	$574,322	$1,438,386	$1,069,254	$22,205	$92,442	$80,961	$11,947	$3,289,517

Credit-Rating Classification of Loans Receivable
At June 30, 2017

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Non-classified	$552,961	$1,412,417	$1,078,711	$2,894	$66,886	$80,393	$16,166	$3,210,428
Classified:
Special Mention	928	-	-	309	1,098	120	139	2,594
Substandard	13,434	158	6,353	612	6,487	2,309	75	29,428
Doubtful	-	-	-	-	-	-	3	3
Loss	-	-	-	-	-	-	-	-
Total classified loans	14,362	158	6,353	921	7,585	2,429	217	32,025

Total loans	$567,323	$1,412,575	$1,085,064	$3,815	$74,471	$82,822	$16,383	$3,242,453

Contractual Payment Status of Loans Receivable
At December 31, 2017

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Current	$568,948	$1,438,386	$1,063,235	$22,205	$90,293	$80,537	$11,752	$3,275,356
Past due:
30-59 days	2,190	-	2,226	-	255	134	96	4,901
60-89 days	312	-	137	-	2	8	68	527
90+ days	2,872	-	3,656	-	1,892	282	31	8,733
Total past due	5,374	-	6,019	-	2,149	424	195	14,161

Total loans	$574,322	$1,438,386	$1,069,254	$22,205	$92,442	$80,961	$11,947	$3,289,517

Contractual Payment Status of Loans Receivable
At June 30, 2017

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Current	$560,054	$1,412,575	$1,083,736	$3,560	$72,826	$81,946	$16,083	$3,230,780
Past due:
30-59 days	1,749	-	60	255	29	187	91	2,371
60-89 days	403	-	318	-	-	141	135	997
90+ days	5,117	-	950	-	1,616	548	74	8,305
Total past due	7,269	-	1,328	255	1,645	876	300	11,673

Total loans	$567,323	$1,412,575	$1,085,064	$3,815	$74,471	$82,822	$16,383	$3,242,453

The following tables present information relating to the Company’s nonperforming and impaired loans at December 31, 2017 and June 30, 2017 based upon the methodology for identifying and reporting such loans as described in the Company’s Form 10-K for the fiscal year ended June 30, 2017. Loans reported as “90+ days past due accruing” in the table immediately below are also reported in the preceding contractual payment status table under the heading “90+ days past due”.

Performance Status of Loans Receivable
At December 31, 2017

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Performing	$568,953	$1,438,251	$1,062,196	$22,205	$89,616	$80,034	$11,916	$3,273,171
Nonperforming:
90+ days past due accruing	-	-	-	-	-	-	31	31
Nonaccrual	5,369	135	7,058	-	2,826	927	-	16,315
Total nonperforming	5,369	135	7,058	-	2,826	927	31	16,346

Total loans	$574,322	$1,438,386	$1,069,254	$22,205	$92,442	$80,961	$11,947	$3,289,517

Performance Status of Loans Receivable
At June 30, 2017

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Performing	$558,533	$1,412,417	$1,079,344	$3,560	$71,837	$81,581	$16,309	$3,223,581
Nonperforming:
90+ days past due accruing	-	-	-	-	-	-	74	74
Nonaccrual	8,790	158	5,720	255	2,634	1,241	-	18,798
Total nonperforming	8,790	158	5,720	255	2,634	1,241	74	18,872

Total loans	$567,323	$1,412,575	$1,085,064	$3,815	$74,471	$82,822	$16,383	$3,242,453

Impairment Status of Loans Receivable
At December 31, 2017

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Carrying value of impaired loans:

Non-impaired loans	$566,233	$1,438,251	$1,062,049	$22,205	$89,591	$79,405	$11,947	$3,269,681
Impaired loans:
Impaired loans with no allowance for impairment	7,772	135	6,863	-	2,849	1,556	-	19,175
Impaired loans with allowance for impairment:
Recorded investment	317	-	342	-	2	-	-	661
Allowance for impairment	(37)	-	(4)	-	(2)	-	-	(43)
Balance of impaired loans net of allowance for impairment	280	-	338	-	-	-	-	618
Total impaired loans, excluding allowance for impairment:	8,089	135	7,205	-	2,851	1,556	-	19,836

Total loans	$574,322	$1,438,386	$1,069,254	$22,205	$92,442	$80,961	$11,947	$3,289,517

Unpaid principal balance of impaired loans:
Total impaired loans	$12,656	$930	$10,549	$106	$6,777	$2,528	$-	$33,546

Impairment Status of Loans Receivable
At June 30, 2017

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Carrying value of impaired loans:

Non-impaired loans	$556,680	$1,412,417	$1,079,187	$3,203	$71,609	$80,928	$16,383	$3,220,407
Impaired loans:
Impaired loans with no allowance for impairment	8,971	158	4,521	612	2,755	1,894	-	18,911
Impaired loans with allowance for impairment:
Recorded investment	1,672	-	1,356	-	107	-	-	3,135
Allowance for impairment	(154)	-	(39)	-	(6)	-	-	(199)
Balance of impaired loans net of allowance for impairment	1,518	-	1,317	-	101	-	-	2,936
Total impaired loans, excluding allowance for impairment:	10,643	158	5,877	612	2,862	1,894	-	22,046

Total loans	$567,323	$1,412,575	$1,085,064	$3,815	$74,471	$82,822	$16,383	$3,242,453

Unpaid principal balance of impaired loans:
Total impaired loans	$16,479	$930	$10,002	$691	$6,682	$2,961	$-	$37,745

Impairment Status of Loans Receivable
Periods Ended December 31, 2017 and 2016

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
For the three months ended December 31, 2017:
Average balance of impaired loans	$8,860	$141	$7,254	$63	$2,865	$1,579	$-	$20,762
Interest earned on impaired loans	$31	$-	$2	$-	$1	$7	$-	$41

For the six months ended December 31, 2017:
Average balance of impaired loans	$9,441	$146	$6,755	$196	$2,836	$1,747	$-	$21,121
Interest earned on impaired loans	$66	$-	$4	$-	$2	$15	$-	$87

For the three months ended December 31, 2016:
Average balance of impaired loans	$13,262	$187	$6,263	$282	$3,225	$2,072	$-	$25,291
Interest earned on impaired loans	$28	$-	$7	$-	$2	$10	$-	$47

For the six months ended December 31, 2016:
Average balance of impaired loans	$13,140	$193	$6,515	$313	$3,166	$2,117	$-	$25,444
Interest earned on impaired loans	$49	$-	$19	$-	$6	$24	$-	$98

The following table presents information regarding the restructuring of the Company’s troubled debts during the three months ended December 31, 2017 and 2016 and any defaults during those periods of TDRs that were restructured within 12 months of the date of default.

Troubled Debt Restructurings of Loans Receivable
Period Ended December 31, 2017

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Troubled debt restructuring activity for the three months ended December 31, 2017:

Number of loans	1	-	1	-	-	-	-	2
Pre-modification outstanding recorded investment	$24	$-	$179	$-	$-	$-	$-	$203
Post-modification outstanding recorded investment	47	-	201	-	-	-	-	248
Charge offs against the allowance for loan loss recognized at modification	87	-	-	-	-	-	-	87

Troubled debt restructuring defaults for the three months ended December 31, 2017:

Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

Troubled Debt Restructurings of Loans Receivable
Period Ended December 31, 2017

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Troubled debt restructuring activity for the six months ended December 31, 2017:

Number of loans	2	-	1	-	-	-	-	3
Pre-modification outstanding recorded investment	$449	$-	$179	$-	$-	$-	$-	$628
Post-modification outstanding recorded investment	414	-	201	-	-	-	-	615
Charge offs against the allowance for loan loss recognized at modification	87	-	-	-	-	-	-	87

Troubled debt restructuring defaults for the six months ended December 31, 2017:

Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

Troubled Debt Restructurings of Loans Receivable
Period Ended December 31, 2016

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Troubled debt restructuring activity for the three months ended December 31, 2016:

Number of loans	1	-	-	-	-	1	-	2
Pre-modification outstanding recorded investment	$197	$-	$-	$-	$-	$87	$-	$284
Post-modification outstanding recorded investment	186	-	-	-	-	95	-	281
Charge offs against the allowance for loan loss recognized at modification	14	-	-	-	-	9	-	23

Troubled debt restructuring defaults for the three months ended December 31, 2016:

Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

Troubled Debt Restructurings of Loans Receivable
Period Ended December 31, 2016

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Troubled debt restructuring activity for the six months ended December 31, 2016:

Number of loans	1	-	1	-	-	2	-	4
Pre-modification outstanding recorded investment	$197	$-	$244	$-	$-	$271	$-	$712
Post-modification outstanding recorded investment	186	-	223	-	-	279	-	688
Charge offs against the allowance for loan loss recognized at modification	14	-	27	-	-	12	-	53

Troubled debt restructuring defaults for the six months ended December 31, 2016:

Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

The manner in which the terms of a loan are modified through a troubled debt restructuring generally includes one or more of the following changes to the loan’s repayment terms:

•	Interest Rate Reduction: Temporary or permanent reduction of the interest rate charged against the outstanding balance of the loan.
•	Capitalization of Prior Past Dues: Capitalization of prior amounts due to the outstanding balance of the loan.
•	Extension of Maturity or Balloon Date: Extending the term of the loan past its original balloon or maturity date.
•	Deferral of Principal Payments: Temporary deferral of the principal portion of a loan payment.
•	Payment Recalculation and Re-amortization: Recalculation of the recurring payment obligation and resulting loan amortization/repayment schedule based on the loan’s modified terms.

12.     DEPOSITS

Deposits are summarized as follows:

	December 31,	June 30,
	2017	2017
	(Dollars in Thousands)
Non-interest-bearing demand	$275,065	$267,412
Interest-bearing demand	879,732	847,663
Savings and club	517,400	523,984
Certificates of deposits	1,361,569	1,291,068
Total deposits	$3,033,766	$2,930,127

13.     BORROWINGS

Fixed rate advances from the FHLB of New York mature as follows:

	December 31, 2017		June 30, 2017
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars in Thousands)
Maturing in years ending June 30:
2018	630,225	1.60	630,225	1.29
2021	415	4.94	469	4.94
2023	145,000	3.04	145,000	3.04
Total advances	775,640	1.87%	775,694	1.62%
Unamortized fair value adjustments	9		2
Total advances, net of fair value adjustments	$775,649		$775,696

At December 31, 2017, $630.2 million in advances are due within one year while the remaining $145.4 million in advances are due after one year of which $145.0 million are callable in April 2018.

At December 31, 2017, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $2.0 billion and $162.3 million, respectively. At June 30, 2017, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $1.9 billion and $159.4 million, respectively.

Borrowings at December 31, 2017 and June 30, 2017 also included overnight borrowings in the form of depositor sweep accounts totaling $23.2 million and $30.5 million, respectively. Depositor sweep accounts are short term borrowings representing funds that are withdrawn from a customer’s noninterest-bearing deposit account and invested in an uninsured overnight investment account that is collateralized by specified investment securities owned by the Bank.

14.     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Fair Values of Derivative Instruments on the Statement of Financial Condition

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Statement of Financial Condition as of December 31, 2017 and June 30, 2017:

	December 31, 2017
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(Dollars in Thousands)
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$15,921	Other liabilities	$-
Interest rate caps	Other assets	142	Other liabilities	-
Total		$16,063		$-

	June 30, 2017
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(Dollars in Thousands)
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$7,670	Other liabilities	$298
Interest rate caps	Other assets	140	Other liabilities	-
Total		$7,810		$298

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using derivatives are primarily to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps and caps as part of its interest rate risk management strategy.  These interest rate products are designated as cash flow hedges.  As of December 31, 2017, the Company had fifteen interest rate swaps with a notional of $1.2 billion and two interest rate caps with a notional of $75.0 million hedging certain FHLB advances and brokered deposits.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income, net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions.  The Company did not recognize any hedge ineffectiveness in earnings during the three and six months ended December 31, 2017 and 2016.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate wholesale funding positions.  During the three and six months ended

December 31, 2017, the Company had $1.3 million and $2.7 million, respectively, of reclassifications to interest expense.  During the next twelve months, the Company estimates that $31,000 will be reclassified as a reduction in interest expense.

The table below presents the pre-tax effects of the Company’s derivative instruments on the Consolidated Statements of Income for the three and six months ended December 31, 2017 and 2016:

	Three Months Ended December 31, 2017
	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	(Dollars in Thousands)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$6,167	Interest expense	$(997)	Not applicable	$-
Interest rate caps	40	Interest expense	(285)	Not applicable	-
Total	$6,207		$(1,282)		$-

	Six Months Ended December 31, 2017
	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	(Dollars in Thousands)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$6,426	Interest expense	$(2,122)	Not applicable	$-
Interest rate caps	26	Interest expense	(560)	Not applicable	-
Total	$6,452		$(2,682)		$-

	Three Months Ended December 31, 2016
	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	(Dollars in Thousands)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$21,969	Interest expense	$(1,515)	Not applicable	$-
Interest rate caps	80	Interest expense	(191)	Not applicable	-
Total	$22,049		$(1,706)		$-

	Six Months Ended December 31, 2016
	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	(Dollars in Thousands)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$25,422	Interest expense	$(3,235)	Not applicable	$-
Interest rate caps	90	Interest expense	(352)	Not applicable	-
Total	$25,512		$(3,587)		$-

Offsetting Derivatives

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives in the Consolidated Statement of Condition as of December 31, 2017 and June 30, 2017, respectively. The net amounts presented for derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Statement of Condition.

	December 31, 2017
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount
	(Dollars in Thousands)
Assets:
Interest rate swaps	$17,788	$(1,867)	$15,921	$-	$(16,063)	$(142)
Interest rate caps	142	-	142	-	-	142
Total	$17,930	$(1,867)	$16,063	$-	$(16,063)	$-

				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount
	(Dollars in Thousands)
Liabilities:
Interest rate swaps	$1,867	$(1,867)	$-	$-	$-	$-
Interest rate caps	-	-	-	-	-	-
Total	$1,867	$(1,867)	$-	$-	$-	$-

	June 30, 2017
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount
	(Dollars in Thousands)
Assets:
Interest rate swaps	$12,839	$(5,169)	$7,670	$-	$(5,770)	$1,900
Interest rate caps	140	-	140	-	-	140
Total	$12,979	$(5,169)	$7,810	$-	$(5,770)	$2,040

				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount
Liabilities:
Interest rate swaps	$5,467	$(5,169)	$298	$-	$(298)	$-
Interest rate caps	-	-	-	-	-	-
Total	$5,467	$(5,169)	$298	$-	$(298)	$-

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations and could be required to terminate its derivative positions with the counterparty.  The Company also has agreements with its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well-capitalized institution, then the Company could be required to terminate its derivative positions with the counterparty. As of December 31, 2017 and June 30, 2017, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to those agreements was $0 and $302,000, respectively.

As required under the enforceable master netting arrangement with its derivatives counterparties, at December 31, 2017, the Company received financial collateral of $16.2 million that was not included as an offsetting amount.  By comparison, at June 30, 2017, the Company received financial collateral of $5.8 million and posted financial collateral in the amount of $1.0 million that were not included as offsetting amounts.

In addition to the derivative instruments noted above, the Company’s pipeline of loans held for sale at December 31, 2017 and June 30, 2017, included $15.8 million and $18.4 million, respectively, of “in process” loans whose terms included interest rate locks to borrowers, which are considered free-standing derivative instruments whose fair values are not material to our financial condition or results of operations.

15.     BENEFIT PLANS

Components of Net Periodic Expense

The following table sets forth the aggregate net periodic benefit expense for the Bank’s Benefit Equalization Plan, Postretirement Welfare Plan, Directors’ Consultation and Retirement Plan and Atlas Bank Retirement Income Plan:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
	(In Thousands)		(In Thousands)
Service cost	$12	$8	$24	$16
Interest cost	93	95	186	190
Amortization of unrecognized past service liability	-	-	-	-
Amortization of unrecognized loss	11	16	22	32
Expected return on assets	(30)	(62)	(60)	(124)
Net periodic benefit cost	$86	$57	$172	$114

16.      INCOME TAXES

The following table presents a reconciliation between the reported income taxes for the periods presented and the income taxes which would be computed by applying the federal income tax rates applicable to those periods.  The income tax rate of 28%, applicable to the reported periods in the current year ending June 30, 2018, reflects the transitional effect of a reduction in the Company’s federal income tax rate from 35%, applicable to the prior year ended June 30, 2017, to 21%, applicable to the forthcoming year ending June 30, 2019.  The noted decrease in the Company’s federal income tax rate reflects the impact of federal income tax reform that was codified through the passage of the Tax Cuts and Jobs Act on December 22, 2017.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Income before income taxes	$6,398	$8,434	$14,386	$15,295
Statutory federal tax rate	28%	35%	28%	35%
Federal income tax expense at statutory rate	$1,791	$2,952	$4,028	$5,353
(Reduction) increases in income taxes resulting from:
Tax exempt interest	(177)	(203)	(349)	(394)
New Jersey state tax, net of federal tax effect	461	519	970	859
Incentive stock options compensation expense	37	23	72	35
Income from bank-owned life insurance	(354)	(462)	(710)	(901)
Disqualifying disposition on incentive stock options	(11)	-	(11)	-
Non-deductible merger-related expenses	200	-	200	-
Other items, net	113	141	199	212
Impact of federal income tax reform	3,069	-	3,486	-
Total income tax expense	$5,129	$2,970	$7,885	$5,164
Effective income tax rate	80.17%	35.21%	54.81%	33.76%

The tax effects of existing temporary differences that give rise to deferred income tax assets and liabilities are as follows:

	December 31,	June 30,
	2017	2017
	(Unaudited)
Deferred income tax assets:
Purchase accounting	$234	$466
Accumulated other comprehensive income:
Defined benefit plans	315	434
Unrealized loss on securities available for sale	677	975
Unrealized loss on securities available for sale transferred to held to maturity	283	453
Allowance for loan losses	8,452	11,963
Benefit plans	2,035	2,675
Compensation	353	1,146
Stock-based compensation	1,206	2,278
Uncollected interest	1,339	2,700
Depreciation	891	1,221
Charitable contribution carryover	1,276	2,139
Other items	506	642
	17,567	27,092
Valuation allowance	(135)	(135)
	17,432	26,957
Deferred income tax liabilities:
Deferred costs	1,454	2,083
Derivatives	4,344	2,582
Goodwill	4,240	6,167
Other items	453	671
	10,491	11,503
Net deferred income tax asset	$6,941	$15,454

17.     FAIR VALUE OF FINANCIAL INSTRUMENTS

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

In addition, the guidance requires the Company to disclose the fair value for assets and liabilities on both a recurring and non-recurring basis.

Those assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Debt securities available for sale:
U.S. agency securities	$-	$4,810	$-	$4,810
Obligations of state and political subdivisions	-	27,428	-	27,428
Asset-backed securities	-	169,484	-	169,484
Collateralized loan obligations	-	133,341	-	133,341
Corporate bonds	-	142,397	-	142,397
Trust preferred securities	-	7,494	1,000	8,494
Total debt securities	-	484,954	1,000	485,954

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	-	27,187	-	27,187
Residential pass-through securities	-	116,496	-	116,496
Commercial pass-through securities	-	8,034	-	8,034
Total mortgage-backed securities	-	151,717	-	151,717

Total securities available for sale	$-	$636,671	$1,000	$637,671

Derivative instruments
Interest rate swaps	$-	$15,921	$-	$15,921
Interest rate caps	-	142	-	142
Total derivatives	$-	$16,063	$-	$16,063

	June 30, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Debt securities available for sale:
U.S. agency securities	$-	$5,316	$-	$5,316
Obligations of state and political subdivisions	-	27,740	-	27,740
Asset-backed securities	-	162,429	-	162,429
Collateralized loan obligations	-	98,154	-	98,154
Corporate bonds	-	142,318	-	142,318
Trust preferred securities	-	7,540	1,000	8,540
Total debt securities	-	443,497	1,000	444,497

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	-	30,536	-	30,536
Residential pass-through securities	-	130,550	-	130,550
Commercial pass-through securities	-	8,177	-	8,177
Total mortgage-backed securities	-	169,263	-	169,263

Total securities available for sale	$-	$612,760	$1,000	$613,760

Derivative instruments
Interest rate swaps	$-	$7,372	$-	$7,372
Interest rate caps	-	140	-	140
Total derivatives	$-	$7,512	$-	$7,512

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

The Company held one trust preferred security whose fair value of $1.0 million at December 31, 2017 was determined using Level 3 inputs. For the periods ended December 31, 2017 and June 30, 2017, management has been unable to obtain a market quote for this security.  Consequently, the security’s fair value as reported at December 31, 2017 and June 30, 2017, is based upon the present value of expected future cash flows assuming the security continues to meet all of its payment obligations and utilizing a discount rate based upon the security’s contractual interest rate.

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

In addition to the financial instruments noted above, at December 31, 2017 and June 30, 2017, the Company’s pipeline of loans held for sale included $15.8 million and $18.4 million, respectively, of “in process” loans whose terms included interest rate locks to borrowers that were paired with a “non-binding” best-efforts commitment to sell the loan to a buyer at a fixed price and within a predetermined timeframe after the sale commitment was established.

Those assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Impaired loans:
Residential mortgage	$-	$-	$3,712	$3,712
Non-residential mortgage	-	-	1,139	1,139
Commercial business	-	-	114	114
Total	$-	$-	$4,965	$4,965

Real estate owned, net:
Residential mortgage	$-	$-	$-	$-
Non-residential mortgage	-	-	108	108
Total	$-	$-	$108	$108

	June 30, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Impaired loans:
Residential mortgage	$-	$-	$5,711	$5,711
Non-residential mortgage	-	-	2,126	2,126
Commercial business	-	-	119	119
Total	$-	$-	$7,956	$7,956

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value:

	December 31, 2017
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(In Thousands)
Impaired loans:
Residential mortgage	$3,712	Market valuation of collateral	(1)	Selling costs	(3)	6% - 25%	10.39%
Non-residential mortgage	1,139	Market valuation of collateral	(1)	Selling costs	(3)	8% - 13%	12.01%
Commercial business	114	Market valuation of collateral	(1)	Selling costs	(3)	11% - 20%	13.76%
Total	$4,965

Real estate owned, net:
Residential mortgage	$-	Market valuation of property	(2)	Selling costs	(3)	N/A	N/A
Non-residential mortgage	108	Market valuation of property	(2)	Selling costs	(3)	6%	6.00%
Total	$108

	June 30, 2017
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(In Thousands)
Impaired loans:
Residential mortgage	$5,711	Market valuation of collateral	(1)	Selling costs	(3)	6% - 21%	8.12%
Non-residential mortgage	2,126	Market valuation of collateral	(1)	Selling costs	(3)	0% - 12%	6.93%
Commercial business	119	Market valuation of collateral	(1)	Selling costs	(3)	9% - 20%	12.79%
Total	$7,956

(1)	The fair value of impaired loans is generally determined based on an independent appraisal of the market value of a loan’s underlying collateral.
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

At December 31, 2017, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $5.0 million and valuation allowances of $43,000 reflecting fair values of $5.0 million. By comparison, at June 30, 2017, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $8.2 million and valuation allowances of $199,000 reflecting fair values of $8.0 million.

Once a loan is foreclosed, the fair value of the real estate owned continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan.  At December 31, 2017, the Company held real estate owned totaling $108,000 whose carrying value was written down utilizing Level 3 inputs.  At June 30, 2017, the Company held no real estate owned whose carrying value was written down utilizing Level 3 inputs.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at December 31, 2017 and June 30, 2017:

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

The carrying amounts and fair values of financial instruments are as follows:

	December 31, 2017
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$50,685	$50,685	$50,685	$-	$-
Debt securities available for sale	485,954	485,954	-	484,954	1,000
Mortgage-backed securities available for sale	151,717	151,717	-	151,717	-
Debt securities held to maturity	125,671	125,882	-	125,882	-
Mortgage-backed securities held to maturity	345,781	344,649	-	344,649	-
Loans held-for-sale	3,490	3,490	-	3,490	-
Net loans receivable	3,261,450	3,180,407	-	-	3,180,407
FHLB Stock	39,113	N/A	N/A	N/A	N/A
Interest receivable	13,524	13,524	5	3,557	9,962

Financial liabilities:
Deposits (1)	3,033,766	3,047,812	1,672,197	-	1,375,615
Borrowings	798,864	814,732	-	-	814,732
Interest payable on borrowings	1,530	1,530	-	-	1,530

(1)	Includes accrued interest payable on deposits of $535,000 at December 31, 2017.

	June 30, 2017
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$78,237	$78,237	$78,237	$-	$-
Debt securities available for sale	444,497	444,497	-	443,497	1,000
Mortgage-backed securities available for sale	169,263	169,263	-	169,263	-
Debt securities held to maturity	144,713	145,505	-	145,505	-
Mortgage-backed securities held to maturity	348,608	350,289	-	350,289	-
Loans held-for-sale	4,692	4,692	-	4,692	-
Net loans receivable	3,215,975	3,137,304	-	-	3,137,304
FHLB Stock	39,958	N/A	N/A	N/A	N/A
Interest receivable	12,493	12,493	6	3,169	9,318

Financial liabilities:
Deposits (1)	2,930,127	2,943,908	1,639,059	-	1,304,849
Borrowings	806,228	823,435	-	-	823,435
Interest payable on borrowings	1,391	1,391	-	-	1,391

(1)	Includes accrued interest payable on deposits of $382,000 at June 30, 2017.

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

18.     COMPREHENSIVE INCOME

The components of accumulated other comprehensive income included in stockholders’ equity at December 31, 2017 and June 30, 2017 are as follows:

	December 31,	June 30,
	2017	2017
	(In Thousands)
Net unrealized loss on securities available for sale	$(2,463)	$(2,385)
Stranded tax effect (1)	316	-
Tax effect	677	975
Net of tax amount	(1,470)	(1,410)

Net unrealized loss on securities available for sale transferred to held to maturity	(1,006)	(1,109)
Stranded tax effect (1)	128	-
Tax effect	283	453
Net of tax amount	(595)	(656)

Fair value adjustments on derivatives	15,453	6,319
Stranded tax effect (1)	(1,969)	-
Tax effect	(4,344)	(2,582)
Net of tax amount	9,140	3,737

Benefit plan adjustments	(1,122)	(1,061)
Stranded tax effect (1)	144	-
Tax effect	315	434
Net of tax amount	(663)	(627)

Total accumulated other comprehensive income	$6,412	$1,044

(1)	Represents amounts related to the tax effects of items within accumulated other comprehensive income that do not reflect the appropriate tax rate.

Other comprehensive income and related tax effects for the three and six months ended December 31, 2017 and December 31, 2016 are presented in the following table:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
	(In Thousands)		(In Thousands)
Net unrealized holding gain on securities available for sale	$(2,011)	$(8,251)	$(78)	$(6,436)

Amortization of net unrealized holding gain on securities available for sale transferred to held to maturity (1)	74	(43)	103	(36)

Net realized gain on securities available for sale	-	10	-	10

Net unrealized gain on derivatives	7,489	23,755	9,134	29,099

Benefit plans:
Amortization of actuarial loss (2)	11	16	22	32
Net actuarial loss	-	-	(83)	(394)
Net change in benefit plan accrued expense	11	16	(61)	(362)

Other comprehensive income before taxes	5,563	15,487	9,098	22,275
Stranded tax effects (3)	(1,381)	-	(1,381)	-
Tax effect (4)	(910)	(6,759)	(2,349)	(9,533)
Total other comprehensive income	$3,272	$8,728	$5,368	$12,742

(1)	Represents amounts reclassified out of accumulated other comprehensive income and included in interest income on taxable securities.
(2)	Represents amounts reclassified out of accumulated other comprehensive income and included in the computation of net periodic pension expense. See Note 15 – Benefit Plans for additional information.
(3)	Represents amounts related to the tax effects of items within accumulated other comprehensive income that do not reflect the appropriate tax rate.
(4)

The amounts included in income taxes for items reclassified out of accumulated other comprehensive income totaled $148 and $119 for the three and six months ended December 31, 2017, respectively, and $10 and $(144) for the three and six months ended December 31, 2016, respectively.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report on Form 10-Q may include certain forward-looking statements based on current management expectations. Such forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may”, “will”, “believe”, “expect”, “estimate”, “anticipate”, “continue”, or similar terms or variations on those terms, or the negative of those terms. The actual results of the Company could differ materially from those management expectations. This includes statements regarding the planned merger of Clifton Bancorp Inc. (“Clifton”) with and into the Company, with the Company surviving the merger as the surviving corporation (the “Merger").  Factors that could cause future results to vary from current management expectations include, but are not limited to, the inability to obtain requisite approvals and/or meet the other closing conditions required to close the Merger in a timely manner, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government and changes in tax policies, rates and regulations of federal, state and local tax authorities. Additional potential factors include changes in interest rates, deposit flows, cost of funds, demand for loan products and financial services, competition and changes in the quality or composition of loan and investment portfolios of the Company. Other factors that could cause future results to vary from current management expectations include changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in the Company’s other filings with the Securities and Exchange Commission.

Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Proposed Merger with Clifton Bancorp Inc.

On November 1, 2017, Kearny Financial Corp. and Clifton Bancorp Inc., announced that the companies have entered into a definitive agreement pursuant to which the Company will acquire Clifton in an all-stock transaction. Under the terms of the agreement, Clifton will merge with and into the Company, and each outstanding share of Clifton common stock will be exchanged for 1.191 shares of the Company’s common stock.

As of December 31, 2017, Clifton had approximately $1.7 billion of assets, $1.2 billion of loans, and $935 million of deposits held across a network of 12 branches located in New Jersey throughout Bergen, Passaic, Hudson, and Essex counties.  The Merger is subject to obtaining stockholder and regulatory approvals, among other closing conditions, and is expected to close late in the first calendar quarter or early in the second calendar quarter of 2018.

Comparison of Financial Condition at December 31, 2017 and June 30, 2017

General. Total assets increased $25.7 million to $4.84 billion at December 31, 2017 from $4.82 billion at June 30, 2017. The net increase in total assets primarily reflected increases in net loans receivable and securities available for sale that were partially offset by decreases in the balances of cash and cash equivalents, securities held to maturity and deferred income taxes.  The net increase in total assets was largely funded by an increase in deposits that was partially offset by decreases in the balance of borrowings and stockholders’ equity.

Cash and Cash Equivalents. Cash and cash equivalents, which consist primarily of interest-earning and non-interest-earning deposits in other banks, decreased by $27.6 million to $50.7 million at December 31, 2017 from $78.2 million at June 30, 2017.  The decrease in the balance of cash and cash equivalents at December 31, 2017 largely reflected the continuing effort to limit the balance of cash and cash equivalents to the levels needed to meet its day-to-day funding obligations and overall liquidity risk management objectives while reinvesting excess liquidity into comparatively higher-yielding assets.  Toward that end, the average balance of other interest-earning assets decreased to $81.2 million for the six months ended December 31, 2017 compared to $114.1 million for the prior year ended June 30, 2017.  Other interest-earning assets generally include the balance of interest-earning cash deposits held in other banks coupled with the balance of the Bank’s mandatory investment in the capital stock of the Federal Home Loan Bank of New York.

Debt Securities Available for Sale. Debt securities classified as available for sale increased by $41.5 million to $486.0 million at December 31, 2017 from $444.5 million at June 30, 2017. The net increase in the portfolio partly reflected security purchases totaling $76.1 million for the six months ended December 31, 2017 coupled with a $689,000 increase in the fair value of the portfolio to a net unrealized loss of $709,000 at December 31, 2017 from a net unrealized loss of $1.4 million at June 30, 2017.  The increase in the fair value of the portfolio was partly attributable to movements in market interest rates coupled with a tightening of pricing spreads within certain sectors in the portfolio.  The noted increases in the portfolio were partially offset by principal repayments, net of premium amortization and discount accretion, totaling $35.3 million during the six months ended December 31, 2017.

The increase in the fair value of debt securities available for sale was primarily reflected within the applicable “credit sectors” of the portfolio which include asset-backed securities, collateralized loan obligations, corporate bonds and non-pooled trust preferred securities.  The fair value of this subset of securities increased by $1.0 million to a net unrealized loss of $665,000 at December 31, 2017 from a net unrealized loss of $1.7 million at June 30, 2017.  The decrease in the unrealized loss largely reflected a general tightening of pricing spreads within these sectors resulting in an overall increase in the market price of such securities.  The decrease in the net unrealized loss on the noted securities was partially offset by a $331,000 decline in the fair value of government and agency securities, including U.S. agency debentures and municipal obligations, to an unrealized loss of $44,000 at December 31, 2017 from an unrealized gain of $287,000 at June 30, 2017.

Mortgage-backed Securities Available for Sale. Mortgage-backed securities available for sale decreased by $17.5 million to $151.7 million at December 31, 2017 from $169.3 million at June 30, 2017. The net decrease partly reflected cash repayment of principal, net of discount accretion and premium amortization, totaling $16.8 million coupled with a $767,000 decrease in the fair value of the portfolio to a net unrealized loss of $1.8 million at December 31, 2017 from a net unrealized loss of $986,000 at June 30, 2017.

Additional information regarding securities available for sale at December 31, 2017 is presented in Note 8 and Note 10 to the unaudited consolidated financial statements.

Debt Securities Held to Maturity. Debt securities classified as held to maturity decreased by $19.0 million to $125.7 million at December 31, 2017 from $144.7 million at June 30, 2017. The net decrease in the portfolio partly reflected cash repayment of principal, net of discount accretion and premium amortization, totaling $35.5 million for the six months ended December 31, 2017 that was partially offset by security purchases totaling $16.4 million during the same period.

Mortgage-backed Securities Held to Maturity. Mortgage-backed securities held to maturity decreased by $2.8 million to $345.8 million at December 31, 2017 from $348.6 million at June 30, 2017. The net decrease in the portfolio partly reflected cash repayment of principal, net of discount accretion and premium amortization, totaling $23.3 million for the six months ended December 31, 2017 that was partially offset by security purchases totaling $20.5 million during the same period.

At December 31, 2017, the held to maturity mortgage-backed securities portfolio primarily included agency pass-through securities and agency collateralized mortgage obligations. As of that date, we also held three non-agency mortgage-backed securities in the held to maturity portfolio whose aggregate carrying value and fair value both totaled $19,000. Based on its evaluation, management has concluded that no other-than-temporary impairment is present within this segment of the investment portfolio as of that date.

Additional information regarding securities held to maturity at December 31, 2017 is presented in Note 9 and Note 10 to the unaudited consolidated financial statements.

Loans Held-for-Sale.  The Company continues to expand its residential lending infrastructure to support strategies focused on increasing the origination volume of residential mortgage loans for sale into the secondary market.  The increase in residential mortgage loan origination and sale activity has increased the Company’s level of non-interest income through the recognition of recurring loan sale gains while helping to manage the Company’s exposure to interest rate risk.  During the six months ended December 31, 2017, we sold $43.0 million of residential mortgage loans resulting in net sale gains totaling $413,000 for the period.  Loans held for sale totaled $3.5 million at December 31, 2017 compared to $4.7 million at June 30, 2017 and are reported separately from the balance of net loans receivable as of those dates.

Loans Receivable.  Loans receivable, net of unamortized premiums, deferred costs and the allowance for loan losses, increased by $45.5 million to $3.26 billion at December 31, 2017 from $3.22 billion at June 30, 2017. The increase in net loans receivable was primarily attributable to new loan origination and purchase volume outpacing loan repayments during the six months ended December 31, 2017.

Residential mortgage loans held in portfolio, including home equity loans and lines of credit, increased by $5.1 million to $655.3 million at December 31, 2017 from $650.1 million at June 30, 2017. The increase was primarily attributable to an increase in the balance of one-to-four family first mortgage loans of $7.0 million to $574.3 million at December 31, 2017 from $567.3 million at June 30, 2017.  The increase in one-to-four family first mortgage loans was partially offset be an aggregate decrease of $1.9 million in the balance of home equity loans and home equity lines of credit to $81.0 million at December 31, 2017 from $82.8 million at June 30, 2017.

Residential mortgage loan origination volume for the six months ended December 31, 2017 totaled $28.7 million, comprised of $19.1 million of one-to-four family first mortgage loan originations and $9.6 million of home equity loan and home equity line of credit originations during the period.  Residential mortgage loan originations were augmented with the purchase of one-to-four family first mortgage loans totaling $22.2 million during the six months ended December 31, 2017.  The Company may continue to modestly increase the outstanding balance of residential mortgage loans held in portfolio in the future while allowing the segment to continue to decline as a percentage of total loans and earning assets.

Commercial and construction loans, in aggregate, increased by $46.4 million to $2.62 billion at December 31, 2017 from $2.58 billion at June 30, 2017. The components of the aggregate increase included an increase in commercial mortgage loans totaling $10.0 million that was augmented by increases in the outstanding balances of construction loans and commercial business loans of $18.4 million and $18.0 million, respectively.  The outstanding balance of commercial mortgage loans at December 31, 2017 totaled $2.51 billion while the outstanding balances of construction and commercial business loans, totaled $22.2 million and $92.4 million, respectively, as of that date.

Commercial loan origination volume for the six months ended December 31, 2017 totaled $198.5 million, comprised of $164.7 million of commercial mortgage loan originations augmented by $14.5 million of commercial business loan originations and construction loan disbursements totaling $19.4 million during the period.  Commercial loan originations were augmented with the purchase of business loans totaling $26.7 million during the six months ended December 31, 2017.

Other loans, primarily account loans, deposit account overdraft lines of credit and other consumer loans, decreased by $4.5 million to $11.9 million at December 31, 2017 from $16.4 million at June 30, 2017.  The balance of other consumer loans at December 31, 2017 included loans with outstanding balances totaling $8.6 million that were originally acquired through the Company’s relationship with Lending Club, an established peer-to-peer (i.e. marketplace) lender.  The Company limited its original investment in Lending Club loans to approximately $25.0 million in aggregate outstanding balances.  Since their original acquisition, the Company has independently monitored and validated the performance of its portfolio of Lending Club loans.  During that time, the return on the portfolio has been generally consistent with the range of performance expectations forecast by Lending Club’s proprietary credit risk model.  While the Company continues to carefully monitor and assess the performance of its portfolio and the quality of loan servicing and reporting rendered by Lending Club, it has suspended future purchases of such loans in favor of investing in other loan alternatives.

The Company originated $884,000 of consumer loans during the six months ended December 31, 2017 while no additional consumer loans were purchased during the period.

Nonperforming Loans.  Nonperforming loans decreased by $2.6 million to $16.3 million, or 0.50% of total loans at December 31, 2017, from $18.9 million, or 0.58% of total loans at June 30, 2017. Nonperforming loans generally include loans reported as “accruing loans over 90 days past due” and loans reported as “nonaccrual” with such balances totaling $31,000 and $16.3 million, respectively, at December 31, 2017.

Additional information about the Company’s nonperforming loans at December 31, 2017 is presented in Note 11 to the unaudited consolidated financial statements.

Allowance for Loan Losses. During the six months ended December 31, 2017, the balance of the allowance for loan losses increased by $780,000 to $30.1 million or 0.91% of total loans at December 31, 2017 from $29.3 million or 0.90% of total loans at June 30, 2017. The increase resulted from provisions of $1.6 million during the six months ended December 31, 2017 that were partially offset by charge-offs, net of recoveries, totaling $786,000 during that same period.

With regard to loans individually evaluated for impairment, the balance of our allowance for loan losses attributable to such loans decreased by $156,000 to $43,000 at December 31, 2017 from $199,000 at June 30, 2017. The balance at December 31, 2017 reflected the allowance for impairment identified on $661,000 of impaired loans while an additional $19.2 million of impaired loans had no allowance for impairment as of that date. By comparison, the balance at June 30, 2017 reflected the allowance for impairment identified on $3.1 million of impaired loans while an additional $18.9 million of impaired loans had no allowance for impairment as of that date. The outstanding balances of impaired loans reflect the cumulative effects of various adjustments including, but not limited to, purchase accounting valuations and prior charge-offs, where applicable, which are considered in the evaluation of impairment.

With regard to loans evaluated collectively for impairment, the balance of our allowance for loan losses attributable to such loans increased by $936,000 to $30.0 million at December 31, 2017 from $29.1 million at June 30, 2017.  The increase in valuation was partly attributable to a $49.3 million increase in the aggregate outstanding balance of loans collectively evaluated for impairment to $3.27 billion at December 31, 2017 from $3.22 billion at June 30, 2017, as well as the ongoing reallocation of loans within the portfolio in favor of commercial and construction loans, to which we generally assign comparatively higher historical and environmental loss factors in our allowance for loan loss calculation.  The increase in the allowance also reflected updates to historical and environmental loss factors during the six months ended December 31, 2017.

With regard to historical loss factors, our loan portfolio experienced a net annualized average charge-off rate of 0.05% for the six months ended December 31, 2017 representing an increase of four basis points from the 0.01% of average charge offs reported for the year ended June 30, 2017.  The annual average net charge off rate for the year ended June 30, 2017 had previously decreased by seven basis points from 0.08% for the prior year ended June 30, 2016. The historical loss factors used in our allowance for loan loss calculation methodology were updated to reflect the effect of these changes by individual loan segment reflecting the two year look-back period used by that methodology.  Together with the impact of the increase in the overall balance of the unimpaired portion of the loan portfolio during the period, the applicable portion of the allowance attributable to historical loss factors increased by approximately $456,000 to $2.6 million at December 31, 2017 from $2.1 million at June 30, 2017.

With regard to environmental loss factors, the portion of the allowance for loan loss attributable to such factors increased by $480,000 to $27.4 million at December 31, 2017 from $27.0 million at June 30, 2017.  The noted increase in the allowance was primarily attributable to the growth in the unimpaired portion of the loan portfolio.  Such growth was concentrated in specific segments of the loan portfolio whose estimated credit losses for ALLL calculation purposes are based on comparatively higher loss factors compared to other segments in the portfolio.  Additionally, periodic updates to environmental loss factors resulted in a nominal increase in the applicable portion of the allowance during the period.

The calculation of probable incurred losses within a loan portfolio and the resulting allowance for loan losses is subject to estimates and assumptions that are susceptible to significant revisions as more information becomes available and as events or conditions effecting individual borrowers and the marketplace as a whole change over time.  Future additions to the allowance for loan losses may be necessary if economic and market conditions deteriorate in the future from those currently prevalent in the marketplace.  In addition, the federal and state banking regulators, as an integral part of their examination process, periodically review our loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate.  The regulators may require the allowance for loan losses to be increased based on their review of information available at the time of the examination, which may negatively affect our earnings.  Finally, changes in accounting standards promulgated by the Financial Accounting Standards Board, such as those discussed in Note 7 to the unaudited consolidated financial statements regarding the use of a current expected credit loss (“CECL”) model to calculate credit losses, may require increases in the allowance for loan losses upon adoption of the applicable accounting standard.

Additional information about the allowance for loan losses at December 31, 2017 is presented in Note 11 to the unaudited consolidated financial statements.

Other Assets. The aggregate balance of other assets, including premises and equipment, FHLB stock, interest receivable, goodwill, bank owned life insurance, deferred income taxes and other assets, increased by $7.0 million to $419.1 million at December 31, 2017 from $412.1 million at June 30, 2017.

The increase in other assets partly reflected an $8.3 million increase in the fair value of the Company’s interest rate derivatives portfolio to a net asset value of $16.1 million at December 31, 2017 compared to a net asset value of $7.8 million at June 30, 2017. Less noteworthy increases in other assets included a $2.5 million increase in the cash surrender value of the Company’s bank-owned life insurance policies as well as increases of $2.2 million and $1.0 million in premises and equipment and interest receivable, respectively.  The balance of real estate owned (“REO”) also increased to $1.7 million, representing the carrying value of five properties at December 31, 2017, from $1.6 million, representing the carrying value of four properties at June 30, 2017.

The noted increases in other assets were partially offset by an $8.6 million decrease in the balance of deferred income tax assets to $6.9 million at December 31, 2017 from $15.5 million at June 30, 2017.  The decrease partly reflected the impact of federal income tax reform that was codified through the passage of the Tax Cuts and Jobs Act (the “Act”) on December 22, 2017.  The Act permanently reduced the Company’s federal income tax rate from 35% to 21% while also including other provisions that altered the deductibility of certain recurring expenses recognized by the Company.  While, collectively, the provisions of the Act are expected to benefit the Company’s future earnings, it resulted in a $3.5 million net reduction in the carrying value of the Company’s deferred income tax assets and liabilities with an equal and offsetting charge to income tax expense during the three months ended December 31, 2017.  The $3.5 million charge to income tax expense resulted from a $4.9 million charge to reflect the reduced carrying value of the Company’s net deferred tax asset attributable to timing differences in the recognition of certain income and expense items for financial statement reporting purposes versus that recognized for income tax reporting purposes.  That charge was partially offset by a $1.4 million reduction in the net deferred income tax liability primarily attributable to the net unrealized gains and losses on the

Company’s interest rate derivatives and available for sale securities portfolios.  The remaining change in the balance of the Company’s net deferred income tax asset was attributable to recurring changes in its underlying components, as discussed above.

The remaining increases and decreases in other assets for the six months ended December 31, 2017 generally comprised normal operating fluctuations in their respective balances.

Deposits. Total deposits increased by $103.6 million to $3.03 billion at December 31, 2017 from $2.93 billion at June 30, 2017.  The increase in deposit balances reflected a $7.7 million increase in non-interest-bearing deposits coupled with a $96.0 million increase in interest-bearing deposits.  The increase in interest-bearing deposits included increases in the balances of interest-bearing checking accounts and certificates of deposit totaling $32.1 million and $70.5 million, respectively, that were partially offset by a decrease in the balance of savings and clubs accounts totaling $6.6 million for the period.

The change in deposit balances for the period reflected changes in the balances of retail deposits as well as “non-retail” deposits acquired through various wholesale channels. The $32.1 million increase in the balance of interest-bearing checking accounts primarily reflected a $32.6 million increase in the balance of retail accounts.  The increase in retail account balances was partially offset by a $566,000 decrease in the balance of brokered money market deposits acquired through Promontory Interfinancial Network’s (“Promontory”) Insured Network Deposits (“IND”) program to $222.0 million, or 7.3% of total deposits at December 31, 2017 from $222.6 million, or 7.6% of total deposits at June 30, 2017. The terms of the IND program generally establish a reciprocal commitment for Promontory to deliver and for us to accept such deposits for a period of no less than five years during which time total aggregate balances shall be maintained within a range of $200.0 million to $230.0 million. Such deposits are generally sourced by Promontory from large retail and institutional brokerage firms whose individual clients seek to have a portion of their investments held in interest-bearing accounts at FDIC-insured institutions.

We continued to utilize a deposit listing service through which we attract “non-brokered” wholesale time deposits targeting institutional investors with an original investment horizon of two-to-five years. We generally prohibit the withdrawal of our listing service deposits prior to maturity. The balance of the Bank’s listing service time deposits decreased by $7.5 million to $93.9 million, or 3.1% of total deposits at December 31, 2017, compared to $101.4 million, or 3.5% of total deposits at June 30, 2017.

We also maintain a portfolio of longer-term, brokered certificates of deposit whose balances increased by $35.5 million to $57.1 million at December 31, 2017 from $21.6 million at June 30, 2017.  In combination with our Promontory IND money market deposits, our brokered deposits totaled $279.1 million, or 9.2% of deposits at December 31, 2017 compared to $244.2 million, or 8.3% of deposits at June 30, 2017.

Borrowings. The balance of borrowings decreased by $7.3 million to $798.9 million at December 31, 2017 from $806.2 million at June 30, 2017. The decrease in borrowings primarily reflected a $7.3 million decrease in the outstanding balance of overnight “sweep account” balances linked to customer demand deposits that generally reflected normal operating fluctuations in such balances.

Other Liabilities. The balance of other liabilities, including advance payments by borrowers for taxes and other miscellaneous liabilities, decreased by $2.7 million to $21.9 million at December 31, 2017 from $24.6 million at June 30, 2017. The change generally reflected normal operating fluctuations in the balances of other liabilities during the period.

Stockholders’ Equity.  Stockholders’ equity decreased by $67.9 million to $989.3 million at December 31, 2017 from $1.06 billion at June 30, 2017.  The decrease in stockholders’ equity largely reflected the impact of the Company’s share repurchases during the first six months of fiscal 2018.  The Company had previously announced its second share repurchase program in May 2017 through which it intends to repurchase a total of 8,559,084 shares, or 10%, of its outstanding shares. During the six months ended December 31, 2017, the Company repurchased 4,746,840 shares at a total cost of $69.3 million, or an average cost of $14.60 per share.  Cumulatively, the Company has repurchased a total of 5,986,840 shares, or 70% of the shares to be repurchased under its second share repurchase program at a total cost of $87.0 million, or an average cost of $14.54 per share.  The cumulative cost of the Company’s repurchased shares has directly reduced the balance of stockholders’ equity at December 31, 2017.

The net decrease in stockholders’ equity was partially offset by net income of $6.5 million for the six months ended December 31, 2017 from which the Company declared and paid regular quarterly cash dividends totaling $0.06 per share to stockholders during the period.  Additionally, in September 2017, the Company declared a $0.12 special cash dividend payable to stockholders in October 2017.  When combined with the regular cash dividends of $0.10 declared and paid during the prior fiscal year, the special dividend of $0.12 effectively increased the Company’s dividend payout ratio to approximately 100% based on its basic and diluted earnings per share of $0.22 reported for the prior fiscal year ended June 30, 2017.  Together, the regular and special cash dividends declared during the six months ended December 31, 2017 reduced stockholders’ equity by $14.0 million during the period.

Finally, the change in stockholders’ equity also reflected a $5.4 million increase in accumulated other comprehensive income, due primarily to changes in the fair value of the Company’s available for sale securities portfolio and outstanding derivatives, while also reflecting a $973,000 decrease in unearned ESOP shares for shares earned by plan participants during the six months ended December 31, 2017.

Comparison of Operating Results for the Three Months Ended December 31, 2017 and December 31, 2016

General. Net income for the three months ended December 31, 2017 was $1.3 million, or $0.02 per diluted share; a decrease of $4.2 million from $5.5 million or $0.06 per diluted share for the three months ended December 31, 2016. The decrease in net income primarily reflected increases in non-interest expense and income tax expense as well as a decrease in non-interest income.  These factors were partially offset by an increase in net interest income and a decrease in the provision for loan losses.

As discussed in greater detail below, the noted increase in income tax expense primarily reflected the impact of federal income tax reform that was codified by the Act during the three months ended December 31, 2017 while the noted increase in non-interest expense partly reflected the recognition of certain merger-related expenses related to the Company’s proposed acquisition of Clifton during the period.

Net Interest Income. Net interest income for the three months ended December 31, 2017 was $26.8 million; an increase of $1.2 million from $25.6 million for the three months ended December 31, 2016. The increase in net interest income between the comparative periods resulted from an increase in interest income of $3.7 million that was partially offset by an increase of $2.5 million in interest expense. The increase in interest income was attributable to an increase in the average balance of interest-earning assets coupled with an increase in their average yield. The increase in interest expense resulted from an increase in the average balance of interest-bearing liabilities coupled with an increase in their average cost.

These factors contributed to a four basis points decrease in our net interest rate spread to 2.14% for the three months ended December 31, 2017 from 2.18% for the three months ended December 31, 2016. The decrease in the net interest rate spread reflected a 16 basis points increase in the average cost on interest-bearing liabilities to 1.27% for three months ended December 31, 2017 from 1.11% for the three months ended December 31, 2016.  For those same comparative periods, the average yield of interest-earning assets increased by 12 basis points to 3.41% from 3.29%.  A discussion of the factors contributing to changes in the average yield and average cost of categories within interest-earning assets and interest-bearing liabilities, respectively, is presented in the separate discussion and analysis of interest income and interest expense below.

The factors resulting in the reported decrease in our net interest rate spread also affected our net interest margin.  In total, the Company’s net interest margin decreased four basis points to 2.41% for the three months ended December 31, 2017 compared to 2.45% for the three months ended December 31, 2016.

Interest Income. Total interest income increased $3.7 million to $38.0 million for the three months ended December 31, 2017 from $34.3 million for the three months ended December 31, 2016. The increase in interest income partly reflected a $284.4 million increase in the average balance of interest-earning assets to $4.46 billion for the three months ended December 31, 2017 from $4.18 billion for the three months ended December 31, 2016.  For those same comparative periods, the yield on earning assets increased by 12 basis points to 3.41% from 3.29%.

Interest income from loans increased $3.2 million to $30.6 million for the three months ended December 31, 2017 from $27.4 million for the three months ended December 31, 2016. The increase in interest income on loans was attributable to a net increase in the average balance of loans that was partially offset by a decline in the average yield.

The average balance of loans increased by $356.1 million to $3.26 billion for the three months ended December 31, 2017 from $2.90 billion for the three months ended December 31, 2016. The increase in the average balance of loans primarily reflected an aggregate increase of $384.7 million in the average balance of commercial and construction loans to $2.60 billion for the three months ended December 31, 2017 from $2.21 billion for the three months ended December 31, 2016. Our commercial loans generally comprise commercial mortgage loans, including multi-family and nonresidential mortgage loans, as well as secured and unsecured commercial business loans while construction loans generally include loans secured by one- to four-family residential, multi-family and non-residential properties.

The increase in the average balance of commercial and construction loans was partially offset by an $18.6 million decrease in the average balance of residential mortgage loans to $645.3 million for the three months ended December 31, 2017 from $663.9 million for the three months ended December 31, 2016. Our residential mortgages generally comprise one- to four-family first mortgage loans, home equity loans and home equity lines of credit.

For those same comparative periods, the average balance of other loans, primarily comprising unsecured consumer term loans, account loans and deposit account overdraft lines of credit, decreased by $8.8 million to $12.9 million from $21.7 million.  The decrease in the average balance of other loans largely reflected a decrease in the average outstanding balance of unsecured consumer term loans acquired through Lending Club.

The effect on interest income attributable to the net increase in the average balance of loans was partially offset by the noted decrease in their average yield. The average yield on loans decreased by two basis points to 3.76% for the three months ended December 31, 2017 from 3.78% for the three months ended December 31, 2016. The reduction in the overall yield on our loan portfolio largely reflected the effect of the comparatively lower average yield on most newly originated loans in relation to that of the portfolio of existing loans which has reduced the overall yield of the aggregate portfolio.  To a lesser extent, the decline in the average yield generally reflects the effects of low market interest rates that provide “rate reduction” refinancing incentive to existing borrowers.

Interest income from mortgage-backed securities decreased by $930,000 to $2.8 million for the three months ended December 31, 2017 from $3.8 million for the three months ended December 31, 2016. The decrease in interest income reflected a decrease in the average balance of mortgage-backed securities partially offset by an increase in their average yield.

The average balance of mortgage-backed securities decreased by $172.5 million to $501.1 million for the three months ended December 31, 2017 from $673.6 million for the three months ended December 31, 2016. The decrease in the average balance of mortgage-backed securities largely reflected the level of aggregate principal repayments outpacing aggregate security purchases.  For those same comparative periods, the average yield on mortgage-backed securities increased by three basis points to 2.27% from 2.24%.

Interest income from debt securities increased by $1.2 million to $3.9 million for the three months ended December 31, 2017 from $2.7 million for the three months ended December 31, 2016. The increase in interest income reflected an increase in the average balance of debt securities coupled with an increase in their average yield.

The increase in the average balance of debt securities was partly attributable to a $75.3 million increase in the average balance of taxable securities to $495.3 million for the three months ended December 31, 2017 from $420.0 million for the three months ended December 31, 2016. The increase in taxable securities was augmented with a $14.0 million increase in the average balance of tax-exempt securities to $126.2 million from $112.2 million.

The average yield on debt securities increased by 45 basis points to 2.49% for the three months ended December 31, 2017 from 2.04% for the three months ended December 31, 2016.  The increase in the average yield reflected a 57 basis points increase in the yield on taxable securities to 2.61% during the three months ended December 31, 2017 from 2.04% during the three months ended December 31, 2016.  The increase in yield on taxable securities was largely attributable to floating rate securities whose interest rates have increased due to recent increases in short-term market interest rates.  For those same comparative periods, the yield on tax-exempt securities increased by three basis points to 2.03% from 2.00%.

Interest income from other interest-earning assets increased by $283,000 to $704,000 for the three months ended December 31, 2017 from $421,000 for the three months ended December 31, 2016 reflecting an increase in their average yield coupled with an increase in their average balance.  The average yield on other interest-earning assets increased by 105 basis points to 3.42% for the three months ended December 31, 2017 from 2.37% for the three months ended December 31, 2016.  For those same comparative periods, the average balance of other interest-earning assets increased by $11.4 million to $82.5 million from $71.1 million.  The increase in average yield of other interest earning assets primarily reflected the effects of recent increases in short-term market interest rates on the yield on Company’s short-term liquid assets while the increase in the average balance largely reflected an increase in the average balance of the Bank’s required investment in FHLB stock.

Interest Expense. Total interest expense increased by $2.5 million to $11.2 million for the three months ended December 31, 2017 from $8.7 million for the three months ended December 31, 2016. The increase in interest expense resulted from an increase in the average balance of interest-bearing liabilities coupled with an increase in their average cost. The average balance of interest-bearing liabilities increased by $384.5 million to $3.52 billion for the three months ended December 31, 2017 from $3.13 billion for the three months ended December 31, 2016. For those same comparative periods, the average cost of interest-bearing liabilities increased 16 basis points to 1.27% from 1.11%.

Interest expense attributed to deposits increased by $1.2 million to $6.6 million for the three months ended December 31, 2017 from $5.4 million for the three months ended December 31, 2016. The increase in interest expense was attributable to increases in the average balance and average cost of interest-bearing deposits.

The average balance of interest-bearing deposits increased by $205.9 million to $2.71 billion for the three months ended December 31, 2017 from $2.50 billion for the three months ended December 31, 2016. The increase in the average balance was reflected across all categories of interest-bearing deposits. For the comparative periods noted, the average balance of interest-bearing checking accounts increased by $92.6 million to $854.4 million from $761.8 million, the average balance of certificates of deposit increased by $113.0 million to $1.34 billion from $1.22 billion and the average balance of savings and club accounts increased by $317,000 to $518.5 million from $518.2 million.

The average cost of interest-bearing deposits increased by 12 basis points to 0.98% for the three months ended December 31, 2017 from 0.86% for the three months ended December 31, 2016. The net increase in the average cost largely reflected increases in the average cost of certificates of deposit and interest-bearing checking accounts. For the comparative periods noted, the average cost of certificates of deposit increased 10 basis points to 1.43% from 1.33% while the average cost of interest-bearing checking accounts increased 18 basis points to 0.80% from 0.62%.  For these same comparative periods, the average cost of savings and club accounts was unchanged at 0.12%.

Interest expense attributed to borrowings increased by $1.2 million to $4.5 million for the three months ended December 31, 2017 from $3.3 million for the three months ended December 31, 2016. The increase in interest expense on borrowings reflected an increase in their average balance coupled with an increase in their average cost.  The average balance of borrowings increased by $178.6 million to $808.1 million for the three months ended December 31, 2017, from $629.5 million for the three months ended December 31, 2016.  For those same comparative periods, the average cost of borrowings increased by 16 basis points to 2.25% from 2.09%.

The increase in the average balance of borrowings partly reflected a $183.2 million increase in the average balance of FHLB advances to $777.5 million for the three months ended December 31, 2017 from $594.2 million for the three months ended December 31, 2016. For those same comparative periods, the average cost of FHLB advances increased 13 basis points to 2.33% from 2.20%.  The increase in average balance of borrowings primarily reflected the effect of additional short-term FHLB advances drawn during the latter half of fiscal 2017 to fund a portion of our growth during the prior fiscal year.  We utilized interest rate derivatives at the time the borrowings were drawn to effectively swap their rolling 90-day maturity/repricing characteristics into fixed rates for longer terms.

The increase in the average balance of borrowings also reflected a $4.7 million decrease in the average balance of other borrowings, comprised primarily of depositor sweep accounts, to $30.6 million from $35.3 million. The average cost of sweep accounts decreased by two basis points to 0.27% from 0.29% between the same comparative periods.

Provision for Loan Losses. The provision for loan losses decreased by $319,000 to $936,000 for the three months ended December 31, 2017 from $1.3 million for the three months ended December 31, 2016.  The decrease was partly attributable to a lower provision on non-impaired loans evaluated collectively for impairment that was partially offset by an increase in the provision attributable to losses recognized on loans individually reviewed for impairment.

Regarding the provision on non-impaired loans, the net decrease in the provision expense largely reflected the lower growth in the outstanding balance of loans collectively evaluated for impairment during the three months ended December 31, 2017 compared to the three months ended December 31, 2016.  To a lesser extent, the change in the provision on such loans also reflected the comparative effects periodic updates to historical and environmental loss factors between periods.

The decrease in provision expense attributable to non-impaired loans was partially offset by an increase in the provision for specific losses recognized on nonperforming loans charged off or individually evaluated for impairment between comparative periods.

Additional information regarding the allowance for loan losses and the associated provisions recognized during the three months ended December 31, 2017 is presented in Note 11 to the unaudited consolidated financial statements as well as the Comparison of Financial Condition at December 31, 2017 and June 30, 2017.

Non-Interest Income. Non-interest income, excluding gains and losses on the sale of securities and gains and losses on the sale and write-down of real estate owned, decreased by $173,000 to $3.2 million for the three month period ended December 31, 2017 from $3.4 million for the three months ended December 31, 2016.  The decrease in non-interest income largely reflected a decrease in the gain on sale of loans of $259,000. The decrease in loan sale gains partly reflected a decrease in gains associated with residential mortgage loans sold in conjunction with the Company’s mortgage banking strategy coupled by a decrease in SBA loan sale gains between comparative periods. In both cases, such decreases primarily reflected a lower volume of loans originated and sold between comparative periods.

The decrease in non-interest income also reflected a $57,000 decrease in the income recognized on bank-owned life insurance attributable to the continuing effects of lower market interest rates on the yields earned by the Company on its underlying policies.

The noted decreases in non-interest income were partially offset by a $152,000 increase in fees and service charges, including electronic banking fees and charges.  The noted increase included an increase in loan-related fees and charges, primarily attributable to an increase in loan prepayment penalties, while also reflecting an increase in deposit-related service charges.

We also recognized net gains totaling $23,000 arising from the write down and sale of REO during the three months ended December 31, 2017 compared to net gains totaling $12,000 recognized during the earlier comparative period.  Additionally, we previously recognized $21,000 in gain on sale of securities during the three months ended December 31, 2016 for which no such gains were recognized during the three months ended December 31, 2017.

The remaining changes in the other components of non-interest income between comparative periods generally reflected normal operating fluctuations within those line items.

Non-Interest Expenses. Non-interest expense increased by $3.4 million to $22.8 million for the three months ended December 31, 2017 from $19.4 million for the three months ended December 31, 2016. The increase in non-interest expense partly reflected the recognition of certain merger-related expenses related to the Company’s proposed acquisition of Clifton.  The Company estimates that net income was adversely impacted by approximately $1.0 million for merger-related expenses recognized during the three months ended December 31, 2017 due to their limited income tax deductibility.

The remaining $2.2 million increase in non-interest expense primarily included increases in salary and employee benefits expense, premises occupancy expense, equipment and systems expense, advertising and marketing expense and director compensation expense that were partially offset by a decrease in miscellaneous expense.

Salaries and employee benefits expense increased by $1.3 million to $12.9 million for the three months ended December 31, 2017 from $11.6 million for the three months ended December 31, 2016.  The increase in salaries and employee benefit expense was partly attributable to an increase in employee stock benefit plan expenses arising from the granting of benefits to employees under the terms of the Company’s 2016 Equity Incentive Plan approved by stockholders in October 2016.  The increase also reflected annual increases in non-executive wages and salaries for fiscal 2017 and the cost of staffing additions within certain lending, business development and operational support functions.  The noted increase in salaries and employee benefits expense also reflected increases in expenses associated with health insurance and employee retirement plan expenses.  These increases were partially offset by decreases in employee incentive and commission compensation expenses between comparative periods.

The increase in premises occupancy expense partly reflected increases in facility lease expenses, arising primarily from costs associated with forthcoming branch additions and relocations, coupled with increases in facility repairs and maintenance and depreciation expenses relating to existing administrative and branch facilities.  These increases were partially offset by a decrease in property tax expense arising from successful real estate tax appeals negotiated in prior periods.

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

The noted increases in non-interest expense were partially offset by a decrease in miscellaneous expense that was largely attributable to a decrease in regulatory oversight and examination expense primarily attributable to the Bank’s conversion from a federally-charted stock savings bank to a nonmember New Jersey state-chartered stock savings bank in June 2017.

Provision for Income Taxes. The provision for income taxes increased by $2.1 million to $5.1 million for the three months ended December 31, 2017 from $3.0 million for the three months ended December 31, 2016.  As noted earlier, the increase in income tax expense primarily reflected the impact of federal income tax reform that was codified through the passage of the Act on December 22, 2017.  The Act permanently reduced the Company’s federal income tax rate from 35% to 21% while also including other provisions that altered the deductibility of certain recurring expenses recognized by the Company. While, collectively, the provisions of the Act are expected to benefit the Company’s future earnings, it resulted in a $3.5 million net reduction in the carrying value of the Company’s deferred income tax assets and liabilities with an equal and offsetting charge to income tax expense during the three months ended December 31, 2017.  The $3.5 million charge to income tax expense resulted from a $4.9 million charge to reflect the reduced carrying value of the Company’s net deferred tax asset attributable to timing differences in the recognition of certain income and expense items for financial statement reporting purposes versus that recognized for income tax reporting purposes.  That charge was partially offset by a $1.4 million reduction in the net deferred income tax liability primarily attributable to the net unrealized gains and losses on the Company’s interest rate derivatives and available for sale securities portfolios.

The net charge of $3.5 million attributable to the changes in the carrying value of deferred income tax items was partially offset by a $769,000 reduction in current-year income tax expense attributable to the noted reduction in the Company’s income tax rate.  For the current transition year ending June 30, 2018, the Company’s statutory federal income tax rate has been reduced to 28%, reflecting effective statutory rates of 35% and 21% for the first and second halves of the year, respectively.  For the fiscal year ending June 30, 2019 and thereafter, the Company’s statutory federal income tax rate will be reduced to 21%.

The remaining variance in income tax expense primarily reflected the impact of the underlying differences in the level of the taxable portion of pre-tax income between comparative periods.

Our effective tax rates during the three month periods ended December 31, 2017 and December 31, 2016 were 80.2% and 35.2%.  In relation to statutory income tax rates, the effective tax rate for both periods reflected the effects of recurring sources of tax-favored income included in pre-tax income.  However, the effective tax rate for the three months ended December 31, 2017 further reflected the effects of federal income tax reform and certain non-deductible merger-related expenses recognized during the period, as discussed above.

Comparison of Operating Results for the Six Months Ended December 31, 2017 and December 31, 2016

General. Net income for the six months ended December 31, 2017 was $6.5 million, or $0.08 per diluted share; a decrease of $3.6 million from $10.1 million or $0.12 per diluted share for the six months ended December 31, 2016. The decrease in net income primarily reflected increases in non-interest expense and income tax expense.  These factors were partially offset by increases in net interest income and non-interest income as well as a decrease in the provision for loan losses.

As discussed in greater detail below, the noted increase in income tax expense primarily reflected the impact of federal income tax reform that was codified during the six months ended December 31, 2017 while the noted increase in non-interest expense partly reflected the recognition of certain merger-related expenses related to the Company’s proposed acquisition of Clifton during the period.

Net Interest Income. Net interest income for the six months ended December 31, 2017 was $53.6 million; an increase of $4.0 million from $49.6 million for the six months ended December 31, 2016. The increase in net interest income between the comparative periods resulted from an increase in interest income of $8.5 million that was partially offset by a $4.5 million increase in interest expense. The increase in interest income was attributable to an increase in the average balance of interest-earning assets coupled with an increase in their average yield. The increase in interest expense resulted from an increase in the average balance of interest-bearing liabilities coupled with an increase in their average cost.

These factors contributed to a three basis points increase in our net interest rate spread to 2.13% for the six months ended December 31, 2017 from 2.10% for the six months ended December 31, 2016. The increase in the net interest rate spread reflected a 17 basis points increase in the average yield on interest-earning assets to 3.39% for the six months ended December 31, 2017 from 3.22% for the six months ended December 31, 2016.  For those same comparative periods, the average cost of interest-bearing liabilities increased by 14 basis points to 1.26% from 1.12%.  A discussion of the factors contributing to changes in the average yield and average cost of categories within interest-earning assets and interest-bearing liabilities, respectively, is presented in the separate discussion and analysis of interest income and interest expense below.

The factors resulting in the reported increase in our net interest rate spread also affected our net interest margin.  In total, the Company’s net interest margin increased two basis points to 2.40% for the six months ended December 31, 2017 compared to 2.38% for the six months ended December 31, 2016.

Interest Income. Total interest income increased $8.5 million to $75.6 million for the six months ended December 31, 2017 from $67.1 million for the six months ended December 31, 2016. The increase in interest income partly reflected a $298.1 million increase in the average balance of interest-earning assets to $4.46 billion for the six months ended December 31, 2017 from $4.16 billion for the six months ended December 31, 2016.  For those same comparative periods, the yield on earning assets increased by 17 basis points to 3.39% from 3.22%.

Interest income from loans increased $8.0 million to $61.1 million for the six months ended December 31, 2017 from $53.1 million for the six months ended December 31, 2016. The increase in interest income on loans was attributable to a net increase in the average balance of loans that was partially offset by a decline in the average yield.

The average balance of loans increased by $458.2 million to $3.26 billion for the six months ended December 31, 2017 from $2.80 billion for the six months ended December 31, 2016.  The increase in the average balance of loans primarily reflected an aggregate increase of $496.1 million in the average balance of commercial and construction loans to $2.59 billion for the six months ended December 31, 2017 from $2.10 billion for the six months ended December 31, 2016. Our commercial loans generally comprise commercial mortgage loans, including multi-family and nonresidential mortgage loans, as well as secured and unsecured commercial business loans while construction loans generally include loans secured by one- to four-family residential, multi-family and non-residential properties.

The increase in the average balance of commercial and construction loans was partially offset by a $28.3 million decrease in the average balance of residential mortgage loans to $647.5 million for the six months ended December 31, 2017 from $675.8 million for the six months ended December 31, 2016. Our residential mortgages generally comprise one- to four-family first mortgage loans, home equity loans and home equity lines of credit.

For those same comparative periods, the average balance of other loans, primarily comprising unsecured consumer term loans, account loans and deposit account overdraft lines of credit, decreased by $9.2 million to $13.8 million from $23.0 million.  The decrease in the average balance of other loans largely reflected a decrease in the average outstanding balance of unsecured consumer term loans acquired through Lending Club.

The effect on interest income attributable to the net increase in the average balance of loans was partially offset by the noted decrease in their average yield. The average yield on loans decreased by five basis points to 3.75% for the six months ended December 31, 2017 from 3.80% for the six months ended December 31, 2016.  The reduction in the overall yield on our loan portfolio largely reflected the effect of the comparatively lower average yield on most newly originated loans in relation to that of the portfolio of existing loans which has reduced the overall yield of the aggregate portfolio.  To a lesser extent, the decline in the average yield generally reflects the effects of low market interest rates that provide “rate reduction” refinancing incentive to existing borrowers.

Interest income from mortgage-backed securities decreased by $2.0 million to $5.7 million for the six months ended December 31, 2017 from $7.7 million for the six months ended December 31, 2016. The decrease in interest income reflected a decrease in the average balance of mortgage-backed securities that was partially offset by an increase in their average yield.

The average balance of mortgage-backed securities decreased by $178.2 million to $506.5 million for the six months ended December 31, 2017 from $684.7 million for the six months ended December 31, 2016. The decrease in the average balance of mortgage-backed securities largely reflected the level of aggregate principal repayments outpacing aggregate security purchases.  For those same comparative periods, the average yield on mortgage-backed securities increased by two basis points to 2.27% from 2.25%.

Interest income from debt securities increased by $2.2 million to $7.5 million for the six months ended December 31, 2017 from $5.3 million for the six months ended December 31, 2016. The increase in interest income reflected an increase in the average balance of debt securities coupled with an increase in their average yield.

The increase in the average balance of debt securities was partly attributable to a $61.2 million increase in the average balance of taxable securities to $492.3 million for the six months ended December 31, 2017 from $431.1 million for the six months ended December 31, 2016. The increase in taxable securities was augmented with a $13.5 million increase in the average balance of tax-exempt securities to $124.4 million from $110.9 million.

The average yield on debt securities increased by 46 basis points to 2.42% for the six months ended December 31, 2017 from 1.96% for the six months ended December 31, 2016.  The increase in the average yield reflected a 57 basis points increase in the yield on taxable securities to 2.51% during the six months ended December 31, 2017 from 1.94% during the six months ended December 31, 2016.  The increase in yield on taxable securities was largely attributable to floating rate securities whose interest rates have increased due to recent increases in short-term market interest rates.  For those same comparative periods, the yield on tax-exempt securities increased by two basis points to 2.03% from 2.01%.

Interest income from other interest-earning assets increased by $344,000 to $1.3 million for the six months ended December 31, 2017 from $1.0 million for the six months ended December 31, 2016 reflecting an increase in their average yield that was partially offset by a decrease in their average balance.  The average yield on other interest-earning assets increased by 186 basis points to 3.31% for the six months ended December 31, 2017 from 1.45% for the six months ended December 31, 2016.  For those same comparative periods, the average balance of other interest-earning assets decreased by $56.6 million to $81.2 million from $137.8 million.  The increase in average yield of other interest earning assets primarily reflected the effects of recent increases in short-term market interest rates on the yield on Company’s short-term liquid assets.  The corresponding the decrease in the average balance largely reflected the Company’s efforts to reduce the opportunity cost of maintaining excess liquidity by reinvesting a portion of cash and cash equivalents into the loan portfolio.  The effect of these efforts was partially offset by an increase in the average balance of the Bank’s required investment in FHLB stock.

Interest Expense. Total interest expense increased by $4.5 million to $22.0 million for the six months ended December 31, 2017 from $17.5 million for the six months ended December 31, 2016. The increase in interest expense resulted from an increase in the average balance of interest-bearing liabilities coupled with an increase in their average cost. The average balance of interest-bearing liabilities increased by $385.7 million to $3.50 billion for the six months ended December 31, 2017 from $3.11 billion for the six months ended December 31, 2016. For those same comparative periods, the average cost of interest-bearing liabilities increased 14 basis points to 1.26% from 1.12%.

Interest expense attributed to deposits increased by $2.1 million to $12.9 million for the six months ended December 31, 2017 from $10.8 million for the six months ended December 31, 2016. The increase in interest expense was attributable to increases in the average balance and average cost of interest-bearing deposits.

The average balance of interest-bearing deposits increased by $196.8 million to $2.69 billion for the six months ended December 31, 2017 from $2.49 billion for the six months ended December 31, 2016. The increase in the average balance was reflected across all categories of interest-bearing deposits. For the comparative periods noted, the average balance of interest-bearing checking accounts increased by $101.2 million to $856.3 million from $755.1 million, the average balance of certificates of deposit increased by $91.9 million to $1.31 billion from $1.22 billion and the average balance of savings and club accounts increased by $3.7 million to $520.6 million from $516.9 million.

The average cost of interest-bearing deposits increased by 10 basis points to 0.96% for the six months ended December 31, 2017 from 0.86% for the six months ended December 31, 2016. The net increase in the average cost largely reflected increases in the average cost of certificates of deposit and interest-bearing checking accounts that were partially offset by a decrease in the cost of savings and club accounts.  For the comparative periods noted, the average cost of certificates of deposit increased eight basis points to 1.40% from 1.32% while the average cost of interest-bearing checking accounts increased 15 basis points to 0.78% from 0.63%.  For these same comparative periods, the average cost of savings and club accounts decreased two basis points to 0.12% from 0.14%.

Interest expense attributed to borrowings increased by $2.4 million to $9.1 million for the six months ended December 31, 2017 from $6.7 million for the six months ended December 31, 2016. The increase in interest expense on borrowings reflected an increase in their average balance coupled with an increase in their average cost.  The average balance of borrowings increased by $188.9 million to $809.1 million for the six months ended December 31, 2017, from $620.2 million for the six months ended December 31, 2016.  For those same comparative periods, the average cost of borrowings increased by nine basis points to 2.25% from 2.16%.

The increase in the average balance of borrowings primarily reflected a $192.0 million increase in the average balance of FHLB advances to $777.8 million for the six months ended December 31, 2017 from $585.8 million for the six months ended December 31, 2016. For those same comparative periods, the average cost of FHLB advances increased six basis points to 2.33% from 2.27%.  The increase in the average balance of borrowings primarily reflected the effect of additional short-term FHLB advances drawn during the latter half of fiscal 2017 to fund a portion of our growth during the prior fiscal year.  We utilized interest rate derivatives at the time the borrowings were drawn to effectively swap their rolling 90-day maturity/repricing characteristics into fixed rates for longer terms.

The increase in the average balance of borrowings was partially offset by a $3.1 million decrease in the average balance of other borrowings, comprised primarily of depositor sweep accounts, to $31.3 million from $34.4 million. The average cost of sweep accounts decreased by eight basis points to 0.27% from 0.35% between the same comparative periods.

Provision for Loan Losses. The provision for loan losses decreased by $818,000 to $1.6 million for the six months ended December 31, 2017 from $2.4 million for the six months ended December 31, 2016.  The decrease was partly attributable to a lower provision on non-impaired loans evaluated collectively for impairment that was partially offset by an increase in the provision attributable to losses recognized on loans individually reviewed for impairment.

Regarding the provision on non-impaired loans, the net decrease in the provision expense largely reflected the lower growth in the outstanding balance of loans collectively evaluated for impairment during the six months ended December 31, 2017 compared to the six months ended December 31, 2016.  To a lesser extent, the change in the provision on such loans also reflected the comparative effects periodic updates to historical and environmental loss factors between periods.

The decrease in provision expense attributable to non-impaired loans was partially offset by an increase in the provision for specific losses recognized on nonperforming loans charged off or individually evaluated for impairment between comparative periods.

Additional information regarding the allowance for loan losses and the associated provisions recognized during the six months ended December 31, 2017 is presented in Note 11 to the unaudited consolidated financial statements as well as the Comparison of Financial Condition at December 31, 2017 and June 30, 2017.

Non-Interest Income. Non-interest income, excluding gains and losses on the sale of securities and gains and losses on the sale and write-down of real estate owned, increased by $386,000 to $6.4 million for the six month period ended December 31, 2017 from $6.1 million for the six months ended December 31, 2016.  The increase in non-interest income primarily reflected a $745,000 increase in fees and service charges, including electronic banking fees and charges.  The noted increase included an increase in loan-related fees and charges, primarily attributable to an increase in loan prepayment penalties, while also reflecting an increase in deposit-related service charges.

The increase in non-interest income was partially offset by a decrease in the gain on sale of loans of $228,000. The decrease in loan sale gains partly reflected a decrease in gains associated with residential mortgage loans sold in conjunction with the Company’s mortgage banking strategy coupled with a decrease in SBA loan sale gains between comparative periods. In both cases, such decreases primarily reflected a lower volume of loans originated and sold between comparative periods.

The decrease in non-interest income also reflected a $109,000 decrease in the income recognized on bank-owned life insurance attributable to the continuing effects of lower market interest rates on the yields earned by the Company on its underlying policies.

We also recognized net losses totaling $86,000 arising from the write down and sale of REO during the six months ended December 31, 2017 compared to net losses of $3,000 recognized during the earlier comparative period.  Additionally, we previously recognized $21,000 in gain on sale of securities during the six months ended December 31, 2016 for which no such gains were recognized during the six months ended December 31, 2017.

The remaining changes in the other components of non-interest income between comparative periods generally reflected normal operating fluctuations within those line items.

Non-Interest Expenses. Non-interest expense increased by $6.0 million to $44.0 million for the six months ended December 31, 2017 from $38.0 million for the six months ended December 31, 2016. The net increase in non-interest expense partly reflected the recognition of certain merger-related expenses related to the Company’s proposed acquisition of Clifton.  The Company estimates that net income was adversely impacted by approximately $1.0 million for merger-related expenses recognized during the six months ended December 31, 2017 due to their limited income tax deductibility.

The remaining $4.8 million increase in non-interest expense primarily included increases in salary and employee benefits expense, premises occupancy expense, equipment and systems expense, advertising and marketing expense and director compensation expense that were partially offset by a decrease in miscellaneous expense.

Salaries and employee benefits expense increased by $3.3 million to $25.8 million for the six months ended December 31, 2017 from $22.5 million for the six months ended December 31, 2016.  The increase in salaries and employee benefit expense was partly attributable to an increase in employee stock benefit plan expenses arising from the granting of benefits to employees under the terms of the Company’s 2016 Equity Incentive Plan approved by stockholders in October 2016.  The increase also reflected annual increases in non-executive wages and salaries for fiscal 2017 and the cost of staffing additions within certain lending, business development and operational support functions.  The noted increase in salaries and employee benefits expense also reflected increases in expenses associated with health insurance and employee retirement plan expenses.  These increases were partially offset by decreases in employee incentive and commission compensation expenses between comparative periods.

The increase in premises occupancy expense partly reflected increases in facility lease expenses, arising primarily from costs associated with forthcoming branch additions and relocations, coupled with increases in facility repairs and maintenance and depreciation expenses relating to existing administrative and branch facilities.  These increases were partially offset by a decrease in property tax expense arising from successful real estate tax appeals negotiated in prior periods.

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

Provision for Income Taxes. The provision for income taxes increased by $2.7 million to $7.9 million for the six months ended December 31, 2017 from $5.2 million for the six months ended December 31, 2016.  As noted earlier, increase in income tax expense primarily reflected the impact of federal income tax reform that was codified through the passage of the Act on December 22, 2017.  The Act permanently reduced the Company’s federal income tax rate from 35% to 21% while also including other provisions that altered the deductibility of certain recurring expenses recognized by the Company.  While, collectively, the provisions of the Act are expected to benefit the Company’s future earnings, it resulted in a $3.5 million net reduction in the carrying value of the Company’s deferred income tax assets and liabilities with an equal and offsetting charge to income tax expense during the six months ended December 31, 2017.  The $3.5 million charge to income tax expense resulted from a $4.9 million charge to reflect the reduced carrying value of the Company’s net deferred tax asset attributable to timing differences in the recognition of certain income and expense items for financial statement reporting purposes versus that recognized for income tax reporting purposes.  That charge was partially offset by a $1.4 million reduction in the net deferred income tax liability primarily attributable to the net unrealized gains and losses on the Company’s interest rate derivatives and available for sale securities portfolios.

The net charge of $3.5 million attributable to the changes in the carrying value of deferred income tax items was partially offset by a $769,000 reduction in current-year income tax expense attributable to the noted reduction in the Company’s income tax rate.  For the current transition year ending June 30, 2018, the Company’s statutory federal income tax rate has been reduced to 28%, reflecting effective statutory rates of 35% and 21% for the first and second halves of the year, respectively.  For the fiscal year ending June 30, 2019 and thereafter, the Company’s statutory federal income tax rate will be reduced to 21%.

The remaining variance in income tax expense primarily reflected the impact of the underlying differences in the level of the taxable portion of pre-tax income between comparative periods.

Our effective tax rates during the six month periods ended December 31, 2017 and December 31, 2016 were 54.8% and 33.8%.  In relation to statutory income tax rates, the effective tax rate for both periods reflected the effects of recurring sources of tax-favored income included in pre-tax income.  However, the effective tax rate for the six months ended December 31, 2017 further reflected the effects of federal income tax reform and certain non-deductible merger-related expenses recognized during the period, as discussed above.

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

The Bank is required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure a safe operation. The balance of our cash and cash equivalents decreased by $27.6 million to $50.7 million at December 31, 2017 from $78.2 million at June 30, 2017.  The decrease in the balance of cash and cash equivalents largely reflected the Company’s ongoing effort to enhance earnings by generally reducing the level of lower-yielding, short-term liquid assets to only the amount needed to fund the Company’s strategic initiatives while meeting its operational and risk management objectives.  Toward that end, the Company’s average balance of cash and equivalents declined to $61.5 million for the six months ended December 31, 2017 compared to their average balance of $100.3 million for the prior fiscal year ended June 30, 2017.

Investments that formally qualify as liquid assets are supplemented by our portfolio of securities classified as available for sale whose balances at December 31, 2017 included $151.7 million of mortgage-backed securities and $486.0 million of debt securities that can readily be sold if necessary.

At December 31, 2017, the Company had outstanding commitments to originate and purchase loans held in portfolio totaling approximately $64.0 million while such commitments totaled $95.2 million at June 30, 2017.  As of those same dates, the Company’s pipeline of loans held for sale included $15.8 million and $18.4 million of “in process” loans, respectively, whose terms included interest rate locks to borrowers that were paired with a “non-binding” best-efforts commitment to sell the loan to a buyer at a fixed price and within a predetermined timeframe after the sale commitment is established.

Construction loans in process and unused lines of credit were $16.4 million and $60.6 million, respectively, at December 31, 2017 compared to $8.1 million and $60.7 million, respectively, at June 30, 2017. The Company is also subject to the contingent liabilities resulting from letters of credit whose outstanding balances totaled $1.1 million and $715,000 at December 31, 2017 and June 30, 2017, respectively.

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

As noted earlier, for the six months ended December 31, 2017, the balance of total deposits increased by $103.6 million to $3.03 billion from $2.93 billion at June 30, 2017.  The net increase in deposits reflected a net increase in non-interest-bearing checking accounts totaling $7.7 million coupled with an increase in interest-bearing deposits totaling $96.0 million.  The increase in interest-bearing deposits included an increase in the balance of interest-bearing checking accounts totaling $32.1 million and an increase in the balance of certificates of deposit totaling $70.5 million that were partially offset by a decrease in the balance of savings and club accounts totaling $6.6 million.  The balance of certificates of deposit with maturities within one year increased to $617.6 million at December 31, 2017 compared to $610.8 million at June 30, 2017 with such balances representing 45.4% and 47.3% of total certificates of deposit at the close of each period, respectively.

Advances from the FHLB of New York are available to supplement the Company’s liquidity position and, to the extent that maturing deposits do not remain with the Company, management may replace such funds with advances. As of December 31, 2017, the Company’s outstanding balance of FHLB advances, excluding fair value adjustments, totaled $775.6 million. Of these advances, $145.0 million represent long-term, fixed-rate advances maturing in 2023 that have terms enabling the FHLB to call the borrowing at their option prior to maturity. The remaining balance of long-term, fixed rate advances includes one $5.2 million term advance maturing during fiscal 2018 and one fixed-rate, amortizing advance maturing in 2021 with an outstanding balance of $415,000 at December 31, 2017.  Short-term FHLB advances at December 31, 2017 included $625.0 million of fixed-rate borrowings which have been effectively converted to longer duration funding sources through the use of interest rate derivatives.

The Company has the capacity to borrow additional funds from the FHLB, through a line of credit or by taking additional short-term or long-term advances. Such borrowings are an option available to management if funding needs change or to lengthen the duration of liabilities. Most of the Bank’s mortgage-backed and debt securities are held in safekeeping at the FHLB of New York and the Federal Reserve Bank of New York, with a majority being available as collateral if necessary. As of December 31, 2017, the Bank’s remaining borrowing potential at the FHLB of New York totaled $922.1 million. In addition to the FHLB advances, the Bank has other borrowings totaling $23.2 million at December 31, 2017 representing overnight “sweep account” balances linked to customer demand deposits.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of December 31, 2017, the Company and the Bank exceeded all capital requirements of federal banking regulators.

The following table sets forth the Bank’s capital position at December 31, 2017 and June 30, 2017, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At December 31, 2017
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$766,693	23.83%	$257,430	8.00%	$321,788	10.00%
Tier 1 capital (to risk-weighted assets)	736,627	22.89%	193,073	6.00%	257,430	8.00%
Common equity tier 1 capital (to risk-weighted assets)	736,627	22.89%	144,805	4.50%	209,162	6.50%
Tier 1 capital (to adjusted total assets)	736,627	15.68%	187,961	4.00%	234,952	5.00%

	At June 30, 2017
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$753,790	23.30%	$258,809	8.00%	$323,512	10.00%
Tier 1 capital (to risk-weighted assets)	724,504	22.39%	194,107	6.00%	258,809	8.00%
Common equity tier 1 capital (to risk-weighted assets)	724,504	22.39%	145,580	4.50%	210,283	6.50%
Tier 1 capital (to adjusted total assets)	724,504	15.47%	187,308	4.00%	234,136	5.00%

The following table sets forth the Company’s capital position at December 31, 2017 and June 30, 2017, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At December 31, 2017
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$903,056	27.93%	$258,709	8.00%
Tier 1 capital (to risk-weighted assets)	872,990	27.00%	194,032	6.00%
Common equity tier 1 capital (to risk-weighted assets)	872,990	27.00%	145,524	4.50%
Tier 1 capital (to adjusted total assets)	872,990	18.50%	188,707	4.00%

	At June 30, 2017
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$974,545	29.98%	$260,065	8.00%
Tier 1 capital (to risk-weighted assets)	945,259	29.08%	195,049	6.00%
Common equity tier 1 capital (to risk-weighted assets)	945,259	29.08%	146,287	4.50%
Tier 1 capital (to adjusted total assets)	945,259	20.11%	188,012	4.00%

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving Kearny Bank’s facilities. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase securities or mortgage-backed securities and commitments to extend credit to meet the financing needs of our customers. At December 31, 2017, we had no significant off-balance sheet commitments to purchase securities or for capital expenditures.

Recent Accounting Pronouncements

For a discussion of the expected impact of recently issued accounting pronouncements that have yet to be adopted by the Company, please refer to Note 7 to the unaudited consolidated financial statements.

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

With respect to the maturity and re-pricing of our interest-bearing liabilities, at December 31, 2017, $617.6 million, or 45.4%, of our certificates of deposit mature within one year with an additional $438.3 million, or 32.2%, of our certificates of deposit maturing after one year but within two years. The remaining $305.7 million or 22.4% of certificates, at December 31, 2017 have remaining terms to maturity exceeding two years.

Excluding fair value adjustments, the balance of FHLB advances totaled $775.6 million at December 31, 2017 and comprised both short-term and long-term advances with fixed rates of interest. Short-term FHLB advances generally have original maturities of less than one year and may include overnight borrowings which the Bank typically utilizes to address short term funding needs as they arise. Short-term FHLB advances at December 31, 2017 included $625.0 million of 90-day FHLB term advances that are generally forecasted to be periodically redrawn at maturity for the same 90 day term as the original advance. Based on this presumption, the Bank has utilized interest rate swaps to effectively extend the duration of each of these advances at the time they were drawn to effectively fix their cost for longer periods of time.

Long-term advances generally include advances with original maturities of greater than one year. At December 31, 2017, our outstanding balance of long-term FHLB advances totaled $150.6 million. Such advances included $145.0 million of fixed-rate, callable term advances and $5.2 million of fixed-rate, non-callable term advances as well as a $415,000 fixed-rate amortizing advance.

With respect to the maturity and re-pricing of our interest-earning assets, at December 31, 2017, $39.2 million, or 1.2% of our total loans, will reach their contractual maturity dates within one year with the remaining $3.25 billion, or 98.8% of total loans having remaining terms to contractual maturity in excess of one year. Of loans maturing after one year, $1.46 billion had fixed rates of interest while the remaining $1.79 billion had adjustable rates of interest, with such loans representing 44.5% and 54.3% of total loans, respectively.

At December 31, 2017, $5.5 million, or 0.5% of our total securities, will reach their contractual maturity dates within one year with the remaining $1.10 billion, or 99.5% of total securities, having remaining terms to contractual maturity in excess of one year. Of the latter category, $623.8 million comprising 56.2% of our total securities had fixed rates of interest while the remaining $479.9 million comprising 43.3% of our total securities had adjustable or floating rates of interest.

At December 31, 2017, mortgage-related assets, including mortgage loans and mortgage-backed securities, totaled $3.66 billion and comprised 75.6% of total assets. In addition to remaining term to maturity and interest rate type as discussed above, other factors contribute significantly to the level of interest rate risk associated with mortgage-related assets. In particular, the scheduled amortization of principal and the borrower’s option to prepay any or all of a mortgage loan’s principal balance, where applicable, have a significant effect on the average lives of such assets and, therefore, the interest rate risk associated with them. In general, the prepayment rate on lower yielding assets tends to slow as interest rates rise due to the reduced financial incentive for borrowers to refinance their loans. By contrast, the prepayment rate of higher yielding assets tends to accelerate as interest rates decline due to the increased financial incentive for borrowers to prepay or refinance their loans to comparatively lower interest rates. These characteristics tend to diminish the benefits of falling interest rates to liability sensitive institutions while exacerbating the adverse impact of rising interest rates.

We generally retained our liability sensitivity during the first six months of fiscal 2018 while the degree of that sensitivity, as measured internally by the institution’s one-year and three-year gap percentages decreased nominally during the period. Specifically, our cumulative one-year gap percentage changed to (13.15)% at December 31, 2017 from (13.73)% at June 30, 2017 while our cumulative three-year gap percentage changed to (6.94)% from (8.27)% over those same comparative periods.

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

As illustrated in the tables below, our EVE would be negatively impacted by an increase in interest rates. This result is expected given our liability sensitivity noted earlier. Specifically, based upon the comparatively shorter maturity and/or re-pricing characteristics of our interest-bearing liabilities compared with that of our interest-earning assets, an upward movement in interest rates would have a disproportionately adverse impact on the present value of our assets compared to the beneficial impact arising from the reduced present value of our liabilities. Hence, our EVE and EVE ratio decline in the increasing interest rate scenarios. The low level of interest rates prevalent at December 31, 2017 and June 30, 2017 precluded the modeling of most decreasing rate scenarios as parallel downward shifts in the yield curve would have resulted in negative interest rates for many points along that curve as of those analysis dates.

The following tables present the results of our internal EVE analysis as of December 31, 2017 and June 30, 2017, respectively.

	December 31, 2017
	Economic Value of Equity ("EVE")			EVE as a % of Present Value of Assets
Change in Interest Rates	$ Amount of EVE	$ Change in EVE	% Change in EVE	EVE Ratio	Change in EVE Ratio
	(Dollars in Thousands)
+300 bps	804,455	(152,204)	(16)%	18.50%	(193)	bps
+200 bps	861,427	(95,232)	(10)%	19.32%	(111)	bps
+100 bps	914,127	(42,532)	(4)%	19.99%	(44)	bps
0 bps	956,659	-	-	20.43%	-
-100 bps	982,389	25,730	3%	20.53%	10	bps

	June 30, 2017
	Economic Value of Equity ("EVE")			EVE as a % of Present Value of Assets
Change in Interest Rates	$ Amount of EVE	$ Change in EVE	% Change in EVE	EVE Ratio	Change in EVE Ratio
	(Dollars in Thousands)
+300 bps	846,983	(147,879)	(15)%	19.60%	(176)	bps
+200 bps	903,090	(91,772)	(9)%	20.37%	(99)	bps
+100 bps	954,652	(40,210)	(4)%	20.99%	(37)	bps
0 bps	994,862	-	-	21.36%	-
-100 bps	1,020,221	25,359	3%	21.42%	6	bps

As seen in the table above, the dollar amount of EVE and the EVE ratio have declined between comparative periods across most scenarios modeled while the sensitivity of those measures to movements in interest rates remained generally stable between comparative periods.  The decrease in the EVE ratios across all rate scenarios largely reflected the overall decrease in stockholders’ equity arising from the Company’s repurchase of its shares of common stock during the six months ended December 31, 2017.

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

As illustrated in the tables below, at both December 31, 2017 and June 30, 2017, our net interest income (“NII”) would have been only nominally impacted by a parallel upward shift in the yield curve.  In large part, the stability of NII sensitivity between comparative periods largely reflected the corresponding stability in both the composition and allocation of the Company’s interest-earning assets and interest-bearing liabilities between the comparative periods, as noted above.

To some degree, the NII-based findings contrast with those of the EVE-based analysis discussed above that indicates that the Company was generally liability sensitive at both December 31, 2017 and June 30, 2017. To a large extent, the level and direction of risk exposure assessed by the NII-based and EVE-based methodologies may differ based on the comparative terms over which risk exposure is measured by those methodologies.  As noted earlier, EVE-based analysis generally takes a longer-term view of interest rate risk by measuring changes in the present value of cash flows of interest-earning assets and interest-bearing liabilities over their expected lives.  By contrast, the NII-based analysis presented below takes a comparatively shorter-term view of interest rate risk by measuring the forecasted changes in the net interest income generated by those interest-earning assets and interest-bearing liabilities over a one-year period. As noted above, the low level of interest rates prevalent at December 31, 2017 and June 30, 2017 precluded the modeling of most decreasing rate scenarios as parallel downward shifts in the yield curve would have resulted in negative interest rates for many points along that curve as of those analysis dates.

The following tables present the results of our internal NII analysis as of December 31, 2017 and June 30, 2017, respectively.

			December 31, 2017
			Net Interest Income ("NII")
Change in Interest Rates	Balance Sheet Composition	Measurement Period	$ Amount of NII	$ Change in NII	% Change in NII
			(Dollars In Thousands)
+300 bps	Static	One Year	$107,752	$(1,920)	(1.75)%
+200 bps	Static	One Year	109,833	161	0.15
+100 bps	Static	One Year	110,242	570	0.52
0 bps	Static	One Year	109,672	-	-
-100 bps	Static	One Year	107,695	(1,977)	(1.80)

			June 30, 2017
			Net Interest Income ("NII")
Change in Interest Rates	Balance Sheet Composition	Measurement Period	$ Amount of NII	$ Change in NII	% Change in NII
			(Dollars In Thousands)
+300 bps	Static	One Year	$105,658	$(727)	(0.68)%
+200 bps	Static	One Year	106,436	51	0.05
+100 bps	Static	One Year	106,614	229	0.22
0 bps	Static	One Year	106,385	-	-
-100 bps	Static	One Year	104,900	(1,485)	(1.40)

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

During the quarter ended December 31, 2017, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	Legal Proceedings

At December 31, 2017, neither the Company nor the Bank were involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

ITEM 1A.	Risk Factors

There have been no material changes to the Risk Factors previously disclosed under Item 1A of the Company’s Form 10-Q for the quarter ended September 30, 2017 and Risk Factors previously disclosed under Item 1A of the Company’s Form 10-K for the year ended June 30, 2017, previously filed with the Securities and Exchange Commission.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The following table reports information regarding repurchases of the Company’s common stock during the quarter ended December 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2017	530,000	$15.39	530,000	3,986,084
November 1-30, 2017	579,663	$14.50	579,663	3,406,421
December 1-31, 2017	834,177	$14.70	834,177	2,572,244

Total	1,943,840	$14.83	1,943,840	2,572,244
(1)	On May 24, 2017, the Company announced the authorization of a second stock repurchase plan for up to 8,559,084 shares or 10% of shares then outstanding. This plan has no expiration date.
ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

The following Exhibits are filed as part of this report:

3.1	Articles of Incorporation of Kearny Financial Corp. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-198602), originally filed on September 5, 2014)
3.2	Bylaws of Kearny Financial Corp. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-198602), originally filed on September 5, 2014)
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
101

The following materials from the Company’s Form 10-Q for the quarter ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

KEARNY FINANCIAL CORP.

Date: February 8, 2018	By:	/s/ Craig L. Montanaro
Craig L. Montanaro
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

Date: February 8, 2018	By:	/s/ Eric B. Heyer
Eric B. Heyer
Executive Vice President and
Chief Financial Officer
(Principal financial and accounting officer)