Form 10-Q
period 2018-03-31
Kearny Financial Corp.
filed 2018-05-09
CIK 1617242

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 2, 2018.

$0.01 par value common stock — 102,385,573 shares outstanding

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Share and Per Share Data)

	March 31,	June 30,
	2018	2017
	(Unaudited)
Assets
Cash and amounts due from depository institutions	$18,229	$18,889
Interest-bearing deposits in other banks	20,054	59,348
Cash and cash equivalents	38,283	78,237
Debt securities available for sale, at fair value	542,495	444,497
Mortgage-backed securities available for sale, at fair value	142,276	169,263
Securities available for sale	684,771	613,760
Debt securities held to maturity (fair value $126,045 and $145,505)	128,011	144,713
Mortgage-backed securities held to maturity (fair value $325,233 and $350,289)	331,369	348,608
Securities held to maturity	459,380	493,321
Loans held-for-sale	2,377	4,692
Loans receivable, including unamortized yield adjustments of $1,679 and $2,808	3,351,369	3,245,261
Less allowance for loan losses	(30,248)	(29,286)
Net loans receivable	3,321,121	3,215,975
Premises and equipment	42,856	39,585
Federal Home Loan Bank of New York ("FHLB") stock	39,112	39,958
Accrued interest receivable	13,926	12,493
Goodwill	108,591	108,591
Bank owned life insurance	184,981	181,223
Deferred income tax assets, net	3,898	15,454
Other assets	34,404	14,838
Total Assets	$4,933,700	$4,818,127

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest-bearing	$270,217	$267,412
Interest-bearing	2,797,581	2,662,715
Total deposits	3,067,798	2,930,127
Borrowings	852,009	806,228
Advance payments by borrowers for taxes	8,969	8,711
Other liabilities	13,723	15,880
Total Liabilities	3,942,499	3,760,946

Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 800,000,000 shares authorized; 78,765,003 shares and 84,350,848 shares issued and outstanding, respectively	788	844
Paid-in capital	653,045	728,790
Retained earnings	355,270	361,039
Unearned employee stock ownership plan shares; 3,411,859 shares and 3,562,382 shares, respectively	(33,076)	(34,536)
Accumulated other comprehensive income, net	15,174	1,044
Total Stockholders' Equity	991,201	1,057,181
Total Liabilities and Stockholders' Equity	$4,933,700	$4,818,127

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Interest Income
Loans	$30,728	$28,235	$91,811	$81,339
Mortgage-backed securities	2,817	3,222	8,561	10,938
Debt securities:
Taxable	3,633	2,488	9,822	6,674
Tax-exempt	652	582	1,914	1,695
Other interest-earning assets	715	481	2,061	1,483
Total Interest Income	38,545	35,008	114,169	102,129

Interest Expense
Deposits	7,026	5,420	19,894	16,191
Borrowings	4,462	3,381	13,573	10,094
Total Interest Expense	11,488	8,801	33,467	26,285
Net Interest Income	27,057	26,207	80,702	75,844
Provision for Loan Losses	423	1,809	1,989	4,193
Net Interest Income after Provision for Loan Losses	26,634	24,398	78,713	71,651

Non-Interest Income
Fees and service charges	1,537	498	4,207	2,450
Loss on sale and call of securities	(1)	(22)	(1)	(1)
Gain on sale of loans	346	245	877	1,004
Gain (loss) on sale and write down of real estate owned	7	(106)	(79)	(109)
Income from bank owned life insurance	1,227	1,279	3,758	3,919
Electronic banking fees and charges	243	240	823	793
Miscellaneous	189	119	320	272
Total Non-Interest Income	3,548	2,253	9,905	8,328

Non-Interest Expense
Salaries and employee benefits	12,888	12,430	38,681	34,931
Net occupancy expense of premises	2,359	2,088	6,462	6,005
Equipment and systems	2,323	2,068	6,706	6,146
Advertising and marketing	745	753	2,203	1,689
Federal deposit insurance premium	350	338	1,053	982
Directors' compensation	689	689	2,066	1,293
Merger-related expenses	401	-	1,594	-
Miscellaneous	2,788	2,668	7,828	8,021
Total Non-Interest Expense	22,543	21,034	66,593	59,067
Income before Income Taxes	7,639	5,617	22,025	20,912
Income taxes	2,262	1,549	10,147	6,713
Net Income	$5,377	$4,068	$11,878	$14,199

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Net Income per Common Share (EPS)
Basic	$0.07	$0.05	$0.15	$0.17
Diluted	$0.07	$0.05	$0.15	$0.17
Weighted Average Number of Common Shares Outstanding
Basic	75,492	84,542	77,452	85,326
Diluted	75,539	84,624	77,510	85,402

Dividends Declared Per Common Share	$0.03	$0.03	$0.21	$0.07

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Net Income	$5,377	$4,068	$11,878	$14,199
Other Comprehensive Income, net of tax:
Net unrealized (loss) gain on securities available for sale	(1,510)	3,075	(1,569)	(1,167)
Net gain (loss) on securities transferred from available for sale to held to maturity	23	(74)	84	(95)
Net realized gain on securities available for sale	-	231	-	238
Fair value adjustments on derivatives	8,859	1,506	14,262	18,718
Benefit plan adjustments	9	10	(28)	(204)
Total Other Comprehensive Income	7,381	4,748	12,749	17,490
Total Comprehensive Income	$12,758	$8,816	$24,627	$31,689

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended March 31, 2018

(In Thousands, Unaudited)

	Common Stock		Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Income	Total
Balance - June 30, 2017	84,351	$844	$728,790	$361,039	$(34,536)	$1,044	$1,057,181

Net income	-	-	-	11,878	-	-	11,878
Other comprehensive income, net of income tax expense	-	-	-	-	-	12,749	12,749
ESOP shares committed to be released (150 shares)	-	-	692	-	1,460	-	2,152
Stock option exercise	10	-	102	-	-	-	102
Stock option expense	-	-	1,550	-	-	-	1,550
Share repurchases	(5,506)	(55)	(80,079)	-	-	-	(80,134)
Restricted stock plan shares earned (217 shares)	-	-	3,267	-	-	-	3,267
Cancellation of shares issued for restricted stock awards	(90)	(1)	(1,277)	-	-	-	(1,278)
Reclassification of stranded tax effects from Accumulated Other Comprehensive Income	-	-	-	(1,381)	-	1,381	-
Cash dividends declared ($0.21 per common share)	-	-	-	(16,266)	-	-	(16,266)

Balance - March 31, 2018	78,765	$788	$653,045	$355,270	$(33,076)	$15,174	$991,201

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Unaudited)

	Nine Months Ended
	March 31,
	2018	2017
Cash Flows from Operating Activities:
Net income	$11,878	$14,199
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	2,247	2,150
Net amortization of premiums, discounts and loan fees and costs	3,379	3,938
Deferred income taxes	4,885	(841)
Amortization of intangible assets	86	106
Amortization of benefit plans’ unrecognized net (gain) loss	(50)	49
Provision for loan losses	1,989	4,193
Loss on write-down and sales of real estate owned	79	109
Loans originated for sale	(63,291)	(68,641)
Proceeds from sale of loans held-for-sale	66,221	71,788
Realized gain on sale of loans held-for-sale, net	(615)	(574)
Realized gain on sale of loans	(262)	(430)
Realized loss on call of debt securities available for sale	-	10
Realized gain on call of debt securities held to maturity	(1)	(31)
Realized loss on sale of mortgage-backed securities available for sale	-	391
Realized gain on sale of mortgage-backed securities held to maturity	-	(369)
Realized loss (gain) on disposition of premises and equipment	10	(11)
Increase in cash surrender value of bank owned life insurance	(3,758)	(3,919)
ESOP, stock option plan and restricted stock plan expenses	6,969	4,469
Increase in interest receivable	(1,433)	(1,108)
Decrease (increase) in other assets	970	(742)
Increase in interest payable	571	195
Decrease in other liabilities	(2,703)	(889)
Net Cash Provided by Operating Activities	27,171	24,042

Cash Flows from Investing Activities:
Purchases of:
Debt securities available for sale	(132,315)	(74,038)
Debt securities held to maturity	(21,419)	(29,276)
Mortgage-backed securities available for sale	-	(30,663)
Mortgage-backed securities held to maturity	(20,478)	-
Proceeds from:
Repayments/calls/maturities of debt securities available for sale	35,569	34,666
Repayments/calls/maturities of debt securities held to maturity	37,900	55,259
Repayments/maturities of mortgage-backed securities available for sale	23,321	43,463
Sales of mortgage-backed securities available for sale	-	83,008
Repayments/maturities of mortgage-backed securities held to maturity	36,762	42,570
Sales of mortgage-backed securities held to maturity	-	5,300
Purchase of loans	(49,825)	(140,406)
Proceeds from sale of loans	3,064	6,073
Net increase in loans receivable	(62,418)	(317,454)
Proceeds from sale of real estate owned	1,897	768
Additions to premises and equipment	(5,529)	(2,659)
Purchase of FHLB stock	(6,750)	(26,280)
Redemption of FHLB stock	7,596	17,418
Net Cash Used in Investing Activities	$(152,625)	$(332,251)

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands, Unaudited)

	Nine Months Ended
	March 31,
	2018	2017
Cash Flows from Financing Activities:
Net increase in deposits	$137,356	158,353
Repayment of term FHLB advances	(1,875,081)	(1,478,077)
Proceeds from term FHLB advances	1,875,000	1,675,000
Net change in overnight borrowings	42,000	-
Net increase in other short-term borrowings	3,852	13,906
Net increase in advance payments by borrowers for taxes	258	153
Repurchase and cancellation of common stock of Kearny Financial Corp.	(80,134)	(84,337)
Cancellation of shares issued for restricted stock awards	(1,278)	-
Exercise of stock options	102	482
Dividends paid	(16,575)	(5,880)
Net Cash Provided by Financing Activities	85,500	279,600
Net Decrease in Cash and Cash Equivalents	(39,954)	(28,609)
Cash and Cash Equivalents - Beginning	78,237	199,200
Cash and Cash Equivalents - Ending	$38,283	$170,591

Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Income taxes, net of refunds	$6,173	$6,608
Interest	$32,897	$26,091

Non-cash investing and financing activities:
Acquisition of real estate owned in settlement of loans	$1,437	$1,719

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

2.     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, income, comprehensive income, changes in stockholders’ equity and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the unaudited consolidated financial statements have been included. The results of operations for the three-month and nine-month periods ended March 31, 2018 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended			Nine Months Ended
	March 31, 2018			March 31, 2018
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)			(In Thousands, Except Per Share Data)

Net income	$5,377			$11,878
Basic earnings per share, income available to common stockholders	$5,377	75,492	$0.07	$11,878	77,452	$0.15
Effect of dilutive securities:
Stock options		47			58
	$5,377	75,539	$0.07	$11,878	77,510	$0.15

	Three Months Ended			Nine Months Ended
	March 31, 2017			March 31, 2017
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)			(In Thousands, Except Per Share Data)

Net income	$4,068			$14,199
Basic earnings per share, income available to common stockholders	$4,068	84,542	$0.05	$14,199	85,326	$0.17
Effect of dilutive securities:
Stock options		82			76
	$4,068	84,624	$0.05	$14,199	85,402	$0.17

During the three and nine months ended March 31, 2018, the average number of options which were considered anti-dilutive totaled approximately 3,290,000 and 3,290,000, respectively.   During the three and nine months ended March 31, 2017, the average number of options which were considered anti-dilutive totaled approximately 3,290,000 and 1,452,883, respectively.

4.     SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of March 31, 2018, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date this document was filed.

5.    ACQUISITION OF CLIFTON BANCORP INC.

On April 2, 2018, the Company completed its acquisition of Clifton Bancorp Inc. (“Clifton”), the parent company of Clifton Savings Bank, a federally chartered stock savings bank.  At the time of closing, Clifton had $1.7 billion in total assets, including $1.2 billion in net loans receivable and $357.9 million in securities, and $1.4 billion in total liabilities, including $945.0 million in deposits and $421.4 million in borrowings.  The deposits acquired from Clifton are held across a network of 12 branches located in New Jersey throughout Bergen, Passaic, Hudson, and Essex counties.  Given the initial accounting for this business combination is incomplete, management is not yet able to disclose the preliminary fair value of the assets acquired and liabilities assumed.

Clifton’s stockholders’ equity totaled approximately $272.0 million at the time of closing. Under the terms of the merger agreement, each outstanding share of Clifton common stock was exchanged for 1.191 shares of the Company’s common stock, resulting in the Company issuing 25.4 million shares of common stock to CSBK stockholders in conjunction with the merger’s closing.

Based on the closing date of April 2, 2018, the Company’s unaudited consolidated financial statements included in this report on Form 10-Q do not reflect the changes attributable to the Company’s acquisition of Clifton.

6.    MERGER RELATED EXPENSES

Merger-related expenses are recorded in the Consolidated Statements of Income and include costs relating to the Company’s acquisition of Clifton, as described in Note 5.  These charges represent one-time costs associated with acquisition activities and do not represent ongoing costs of the fully integrated combined organization.  Accounting guidance requires that acquisition-related transactional and restructuring costs incurred by the Company be charged to expense as incurred.

7.     RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and international financial reporting standards (“IFRS”). This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are in the scope of other standards.  For public entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.

Subsequently, the FASB issued the following standards related to ASU 2014-09: ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations”; ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”; ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”; ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”; and ASU 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” These amendments are intended to improve and clarify the implementation guidance of ASU 2014-09 and have the same effective date as the original standard.  The Company’s main source of revenue is comprised of net interest income on interest earning assets and liabilities and non-interest income.  The scope of this ASU explicitly excludes net interest income as well as other revenues associated with financial assets and liabilities, including loans, leases, securities, certain insurance revenues and derivatives.  While there were no material changes related to the timing or amount of revenue recognition, the Company will continue to evaluate the need for additional disclosures.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The ASU requires all lessees to recognize a lease liability and right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date for leases classified as operating leases or finance leases.  This update also requires new quantitative disclosures related to leases in the Company’s consolidated financial statements.  There are practical expedients in this update that relate to leases that commenced before the effective date, initial direct costs and the use of hindsight to extend or terminate a lease or purchase the lease asset.  Lessor accounting remains largely unchanged under the new guidance.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, with early adoption permitted.  A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  The Company continues to evaluate the impact of the guidance, including determining whether other contracts exist that are deemed to be in scope.  As such, no final conclusions have been reached regarding the potential impact of adoption on the Company’s consolidated financial statements and regulatory capital and risk-weighted assets; however, at this time the Company does not expect the amendment to have a material impact on its results of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The ASU requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (“CECL”) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument.

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

Further, the ASU made certain targeted amendments to the existing impairment model for available-for-sale (“AFS”) debt securities. For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis.

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

In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20), to amend the amortization period to the earliest call date for purchased callable debt securities held at a premium. Previously, GAAP generally required an investor to amortize the premium on a callable debt security as a component of interest income over the contractual life of the instrument (i.e., yield-to-maturity amortization) even when the issuer was certain to exercise the call option at an earlier date. This resulted in the investor recording a loss equal to the unamortized premium when the call option was exercised by the issuer. For public entities, ASU 2017-08 becomes effective for fiscal years beginning after December 15, 2018 including interim periods within those years.  The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

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

Adoption of New Accounting Standards

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, to improve its hedge accounting guidance and simplify and expand eligible hedging strategies for financial and nonfinancial risks.  ASU 2017-12 also enhances the transparency of how hedging results are presented and disclosed and provides partial relief on the timing of certain aspects of hedge documentation and eliminates the requirement to recognize hedge ineffectiveness separately in earnings.  This ASU more closely aligns hedge accounting with a company’s risk management activities and simplifies its application through targeted improvements in key practice areas.  This includes expanding the list if items eligible to be hedged and amending the methods used to measure the effectiveness of hedging relationships.  ASU 2017-12 eliminates the concept of benchmark interest rates, instead an entity can hedge any contractually specified interest rate, however for fair value hedges; the concept of benchmark interest rates was retained.  Similar to the amendments for cash flow hedges of interest-rate risk, this ASU permits an entity to hedge the variability in cash flows attributable to changes in any contractually specified component of a nonfinancial asset.  ASU 2017-12 eliminates the concept of hedge ineffectiveness for financial statement recognition purposes.  While the hedging relationship is still required to be highly effective in order to apply hedge accounting, the ineffective portion of the hedging instrument is no longer required to be recognized currently in earnings or disclosed.  Further, for cash flow and net investment hedges, all changes in the fair value of the hedging instrument, both the effective and ineffective portions, will be deferred to other comprehensive income and recognized in earnings at the same time that the hedged item affects earnings.  For fair value hedges, the entire fair value change of the hedging instruments is presented in the same income statement line item that included the hedged item’s impact on earnings.  For public entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption is permitted in any interim period or annual period for existing hedging relationships on the date of adoption.  The effect of adoption should be reflected as of the beginning of the fiscal year of adoption. The Company early adopted ASU 2017-12 on July 1, 2017, and its adoption did not have a significant impact on the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  This update was issued to address a narrow-scope financial reporting issue that arose as a consequence of the change in the tax law.  On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Act”), ASU 2018-02 permits a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate.  The amount of the reclassification would be the difference between the historical corporate income tax rate of 35% and the newly enacted 21% corporate income tax rate.  ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted, including adoption in any interim period, for (i) public business entities for reporting periods for which financial statements have not yet been issued and (ii) all other entities for reporting periods for which financial statements have not yet been made available for issuance.  The changes are required to be applied retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized.  The Company early adopted ASU 2018-02, which resulted in the reclassification from accumulated other comprehensive income to retained earnings totaling $1.4 million, which is reflected in the Consolidated Statements of Changes in Stockholders’ Equity. See Note 18, Comprehensive Income, for further details.

8.     SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains and losses and fair values of debt and mortgage-backed securities available for sale at March 31, 2018 and June 30, 2017 and stratification by contractual maturity of debt securities available for sale at March 31, 2018 are presented below:

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available for sale:
Debt securities:
U.S. agency securities	$4,717	$-	$50	$4,667
Obligations of state and political subdivisions	27,446	6	719	26,733
Asset-backed securities	180,180	2,211	325	182,066
Collateralized loan obligations	178,529	232	419	178,342
Corporate bonds	143,009	142	949	142,202
Trust preferred securities	8,918	-	433	8,485
Total debt securities	542,799	2,591	2,895	542,495

Mortgage-backed securities:
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	8,501	-	290	8,211
Federal National Mortgage Association	18,307	-	917	17,390
Total collateralized mortgage obligations	26,808	-	1,207	25,601

Mortgage pass-through securities:
Residential pass-through securities:
Federal Home Loan Mortgage Corporation	82,595	57	2,501	80,151
Federal National Mortgage Association	29,090	97	602	28,585
Total residential pass-through securities	111,685	154	3,103	108,736

Commercial pass-through securities:
Federal National Mortgage Association	7,987	-	48	7,939
Total commercial pass-through securities	7,987	-	48	7,939

Total mortgage-backed securities	146,480	154	4,358	142,276

Total securities available for sale	$689,279	$2,745	$7,253	$684,771

	March 31, 2018
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities available for sale:
Due in one year or less	$3	$3
Due after one year through five years	95,025	94,876
Due after five years through ten years	106,303	104,720
Due after ten years	341,468	342,896
Total	$542,799	$542,495

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available for sale:
Debt securities:
U.S. agency securities	$5,304	$35	$23	$5,316
Obligations of state and political subdivisions	27,465	305	30	27,740
Asset-backed securities	163,120	316	1,007	162,429
Collateralized loan obligations	98,078	185	109	98,154
Corporate bonds	143,017	826	1,525	142,318
Trust preferred securities	8,912	-	372	8,540
Total debt securities	445,896	1,667	3,066	444,497

Mortgage-backed securities:
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	9,902	38	66	9,874
Federal National Mortgage Association	21,222	-	560	20,662
Total collateralized mortgage obligations	31,124	38	626	30,536

Mortgage pass-through securities:
Residential pass-through securities:
Federal Home Loan Mortgage Corporation	95,501	352	999	94,854
Federal National Mortgage Association	35,516	425	245	35,696
Total residential pass-through securities	131,017	777	1,244	130,550

Commercial pass-through securities:
Federal National Mortgage Association	8,108	69	-	8,177
Total commercial pass-through securities	8,108	69	-	8,177

Total mortgage-backed securities	170,249	884	1,870	169,263

Total securities available for sale	$616,145	$2,551	$4,936	$613,760

There were no sales of securities available for sale during the three and nine months ended March 31, 2018.  During the nine months ended March 31, 2017, proceeds from sales of securities available for sale totaled $83.0 million and resulted in gross gains of $1.3 million and gross losses of $1.7 million.

At March 31, 2018 and June 30, 2017, securities available for sale with carrying values of approximately $45.3 million and $41.8 million, respectively, were utilized as collateral for borrowings through the FHLB of New York.  At March 31, 2018 and June 30, 2017, securities available for sale with carrying values of approximately $43.5 million and $41.5 million, respectively, were utilized as collateral for potential borrowings through the Federal Reserve Bank of New York.  As of those same dates, securities available for sale with total carrying values of approximately $13.5 million and $8.2 million, respectively, were utilized as collateral for depositor sweep accounts.

9.     SECURITIES HELD TO MATURITY

The amortized cost, gross unrecognized gains and losses and fair values of debt and mortgage-backed securities held to maturity at March 31, 2018 and June 30, 2017 and stratification by contractual maturity of debt securities held to maturity at March 31, 2018 are presented below:

	March 31, 2018
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Securities held to maturity:
Debt securities:
Obligations of state and political subdivisions	$98,011	$44	$1,849	$96,206
Subordinated debt	30,000	22	183	29,839
Total debt securities	128,011	66	2,032	126,045

Mortgage-backed securities:
Collateralized mortgage obligations:
Government National Mortgage Association	21,680	-	516	21,164
Federal Home Loan Mortgage Corporation	12,516	-	496	12,020
Federal National Mortgage Association	95	7	-	102
Non-agency securities	18	-	-	18
Total collateralized mortgage obligations	34,309	7	1,012	33,304

Mortgage pass-through securities:
Residential pass-through securities:
Federal Home Loan Mortgage Corporation	29,196	1	848	28,349
Federal National Mortgage Association	122,409	22	2,313	120,118
Total residential pass-through securities	151,605	23	3,161	148,467

Commercial pass-through securities:
Government National Mortgage Association	1,244	-	5	1,239
Federal National Mortgage Association	144,211	-	1,988	142,223
Total commercial pass-through securities	145,455	-	1,993	143,462

Total mortgage-backed securities	331,369	30	6,166	325,233

Total securities held to maturity	$459,380	$96	$8,198	$451,278

	March 31, 2018
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities held to maturity:
Due in one year or less	$3,366	$3,359
Due after one year through five years	29,039	28,697
Due after five years through ten years	82,816	81,344
Due after ten years	12,790	12,645
Total	$128,011	$126,045

	June 30, 2017
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Securities held to maturity:
Debt securities:
U.S. agency securities	$35,000	$-	$48	$34,952
Obligations of state and political subdivisions	94,713	996	156	95,553
Subordinated debt	15,000	-	-	15,000
Total debt securities	144,713	996	204	145,505

Mortgage-backed securities:
Collateralized mortgage obligations:
Government National Mortgage Association	2,199	-	46	2,153
Federal Home Loan Mortgage Corporation	15,522	-	357	15,165
Federal National Mortgage Association	111	10	-	121
Non-agency securities	22	-	-	22
Total collateralized mortgage obligations	17,854	10	403	17,461

Mortgage pass-through securities:
Residential pass-through securities:
Federal Home Loan Mortgage Corporation	35,289	1	338	34,952
Federal National Mortgage Association	143,524	428	597	143,355
Total residential pass-through securities	178,813	429	935	178,307

Commercial pass-through securities:
Government National Mortgage Association	1,989	-	11	1,978
Federal National Mortgage Association	149,952	2,622	31	152,543
Total commercial pass-through securities	151,941	2,622	42	154,521

Total mortgage-backed securities	348,608	3,061	1,380	350,289

Total securities held to maturity	$493,321	$4,057	$1,584	$495,794

There were no sales of securities held to maturity during the three and nine months ended March 31, 2018.  During the nine months ended March 31, 2017, proceeds from sales of securities held to maturity totaled $5.3 million which resulted in gross gains of $370,000 and gross losses of $1,000.  The securities sold during the nine months ended March 31, 2017 were limited to those whose remaining outstanding balances had declined to the required thresholds, in relation to the original amount purchased or acquired, that allowed their sale from the held to maturity portfolio.

At March 31, 2018 and June 30, 2017, securities held to maturity with carrying values of approximately $118.4 million and $117.5 million, respectively, were utilized as collateral for borrowings from the FHLB of New York. As of those same dates, securities held to maturity with total carrying values of approximately $6.5 million and $6.9 million, respectively, were pledged to secure public funds on deposit.  At March 31, 2018 and June 30, 2017, securities held to maturity with carrying values of approximately $96.0 million and $88.8 million, respectively, were utilized as collateral for potential borrowings from the Federal Reserve Bank of New York.  As of those same dates, securities held to maturity with carrying values of approximately $26.9 million and $32.7 million, respectively, were utilized as collateral for depositor sweep accounts.

10.     IMPAIRMENT OF SECURITIES

The following two tables summarize the fair values and gross unrealized losses within the available for sale and held to maturity portfolios at March 31, 2018 and June 30, 2017. The gross unrealized and unrecognized losses, presented by security type, represent temporary impairments of value within each portfolio as of the dates presented. Temporary impairments within the available for sale portfolio have been recognized through other comprehensive income as reductions in stockholders’ equity on a tax-effected basis.

The tables are followed by a discussion that summarizes the Company’s rationale for recognizing impairments, where applicable, as “temporary” versus those identified as “other-than-temporary”. Such rationale is presented by investment type and generally applies consistently to both the “available for sale” and “held to maturity” portfolios, except where specifically noted.

	March 31, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Available for Sale:
U.S. agency securities	$3,090	$31	$1,577	$19	$4,667	$50
Obligations of state and political subdivisions	25,089	692	550	27	25,639	719
Asset-backed securities	10,905	11	29,920	314	40,825	325
Collateralized loan obligations	108,643	419	-	-	108,643	419
Corporate bonds	27,934	59	64,083	890	92,017	949
Trust preferred securities	-	-	7,485	433	7,485	433
Collateralized mortgage obligations	4,913	105	20,688	1,102	25,601	1,207
Residential pass-through securities	63,936	1,669	28,005	1,434	91,941	3,103
Commercial pass-through securities	7,939	48	-	-	7,939	48

Total	$252,449	$3,034	$152,308	$4,219	$404,757	$7,253

	June 30, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Available for Sale:
U.S. agency securities	$440	$-	$1,746	$23	$2,186	$23
Obligations of state and political subdivisions	3,872	30	-	-	3,872	30
Asset-backed securities	16,860	84	86,975	923	103,835	1,007
Collateralized loan obligations	46,016	108	6,000	1	52,016	109
Corporate bonds	-	-	73,500	1,525	73,500	1,525
Trust preferred securities	-	-	7,540	372	7,540	372
Collateralized mortgage obligations	26,090	626	-	-	26,090	626
Residential pass-through securities	77,301	1,244	-	-	77,301	1,244

Total	$170,579	$2,092	$175,761	$2,844	$346,340	$4,936

The number of available for sale securities with unrealized losses at March 31, 2018 totaled 134 and included nine U.S. agency securities, 67 municipal obligations, five asset-backed securities, twelve collateralized loan obligations, eleven corporate obligations, four trust preferred securities, seven collateralized mortgage obligations and 17 residential pass-through securities and two commercial pass-through securities. The number of available for sale securities with unrealized losses at June 30, 2017 totaled 57 and included seven U.S. agency securities, nine municipal obligations, nine asset-backed securities, eight collateralized loan obligations, seven corporate obligations, four trust preferred securities and five collateralized mortgage obligations and eight residential pass-through securities.

	March 31, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
	(In Thousands)
Securities Held to Maturity:
Obligations of state and political subdivisions	$84,494	$1,653	$4,020	$196	$88,514	$1,849
Subordinated debt	19,817	183	-	-	19,817	183
Collateralized mortgage obligations	19,406	431	13,778	581	33,184	1,012
Residential pass-through securities	80,903	1,433	66,449	1,728	147,352	3,161
Commercial pass-through securities	142,222	1,988	1,240	5	143,462	1,993

Total	$346,842	$5,688	$85,487	$2,510	$432,329	$8,198

	June 30, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
	(In Thousands)
Securities Held to Maturity:
U.S. agency securities	$24,969	$31	$9,983	$17	$34,952	$48
Obligations of state and political subdivisions	19,232	150	409	6	19,641	156
Collateralized mortgage obligations	17,317	403	22	-	17,339	403
Residential pass-through securities	119,538	887	1,750	48	121,288	935
Commercial pass-through securities	11,110	42	-	-	11,110	42

Total	$192,166	$1,513	$12,164	$71	$204,330	$1,584

The number of held to maturity securities with unrecognized losses at March 31, 2018 totaled 319 and included 186 municipal obligations, two subordinated debt securities, seven collateralized mortgage obligations, 92 residential pass-through securities and 32 commercial pass-through securities.  The number of held to maturity securities with unrecognized losses at June 30, 2017 totaled 90 and included two U.S. agency securities, 44 municipal obligations, seven collateralized mortgage obligations, 34 residential pass-through securities and three commercial pass-through securities.

In general, if the fair value of a debt security is less than its amortized cost basis at the time of evaluation, the security is “impaired” and the impairment is to be evaluated to determine if it is other than temporary.  The Company evaluates the impaired securities in its portfolio for possible other than temporary impairment (“OTTI”) on at least a quarterly basis.  The following represents the circumstances under which an impaired security is determined to be other than temporarily impaired:

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

At March 31, 2018 and June 30, 2017, the Company held no securities for which credit-related OTTI had been recognized in earnings based on the Company’s analysis and determination that the impairment reported in the tables above was “temporary” in nature as of both dates.

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

The Company has the stated ability and intent to “hold until forecasted recovery” those securities so designated at March 31, 2018 and does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely based upon its strong liquidity, asset quality and capital position as of that date.  In light of the factors noted above, the Company does not consider its balance of securities with unrealized and unrecognized losses at March 31, 2018 and June 30, 2017, to be “other-than-temporarily” impaired as of those dates.

11.     LOAN QUALITY AND ALLOWANCE FOR LOAN LOSSES

Acquired Credit-Impaired Loans. At March 31, 2018, the remaining outstanding principal balance and carrying amount of acquired credit-impaired loans totaled approximately $589,000 and $378,000, respectively. By comparison, at June 30, 2017, the remaining outstanding principal balance and carrying amount of acquired credit-impaired loans totaled approximately $839,000 and $594,000, respectively.

The carrying amount of acquired credit-impaired loans for which interest is not being recognized due to the uncertainty of the cash flows relating to such loans totaled $355,000 and $371,000 at March 31, 2018 and June 30, 2017, respectively.

There were no valuation allowances for specifically identified impairment attributable to acquired credit-impaired loans at March 31, 2018 and June 30, 2017, respectively.

The following table presents the changes in the accretable yield relating to the acquired credit-impaired loans for the three and nine months ended March 31, 2018 and March 31, 2017.

	Three Months Ended March 31,
	2018	2017
	(In Thousands)
Beginning balance	$206	$312
Accretion to interest income	-	(97)
Disposals	-	-
Reclassifications from nonaccretable difference	-	-
Ending balance	$206	$215

	Nine Months Ended March 31,
	2018	2017
	(In Thousands)
Beginning balance	$215	$335
Accretion to interest income	(9)	(101)
Disposals	-	(19)
Reclassifications from nonaccretable difference	-	-
Ending balance	$206	$215

Residential Mortgage Loans in Foreclosure. We may obtain physical possession of one- to four-family real estate collateralizing a residential mortgage loan via foreclosure or through an in-substance repossession. As of March 31, 2018, we held three single-family properties in real estate owned with an aggregate carrying value of $1.1 million that were acquired through foreclosures on residential mortgage loans.  As of that same date, we held ten residential mortgage loans with aggregate carrying values totaling $1.9 million which were in the process of foreclosure.  By comparison, as of June 30, 2017, we held two single-family properties in real estate owned with an aggregate carrying value of $981,000 that were acquired through foreclosures on residential mortgage loans.  As of that same date, we held 18 residential mortgage loans with aggregate carrying values totaling $3.7 million which were in the process of foreclosure.

Loan Quality. The following tables present the balance of the allowance for loan losses at March 31, 2018 and June 30, 2017 based upon the calculation methodology as described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017. The tables identify the valuation allowances attributable to specifically identified impairments on individually evaluated loans, including those acquired with deteriorated credit quality, as well as valuation allowances for impairments on loans evaluated collectively. The tables include the underlying balance of loans receivable applicable to each category as of those dates as well as the activity in the allowance for loan losses for the three and nine months ended March 31, 2018 and March 31, 2017. Unless otherwise noted, the balance of loans reported in the tables below excludes yield adjustments and the allowance for loan loss.

Allowance for Loan Losses and Loans Receivable
At March 31, 2018

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of allowance for loan losses:
Loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Loans individually evaluated for impairment	83	-	-	-	50	-	-	133
Loans collectively evaluated for impairment	2,371	14,010	9,885	253	2,636	433	527	30,115

Total allowance for loan losses	$2,454	$14,010	$9,885	$253	$2,686	$433	$527	$30,248

Allowance for Loan Losses and Loans Receivable
At March 31, 2018

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of loans receivable:

Loans acquired with deteriorated credit quality	$103	$-	$-	$-	$275	$-	$-	$378
Loans individually evaluated for impairment	7,901	127	7,711	-	2,403	1,582	-	19,724
Loans collectively evaluated for impairment	555,803	1,471,446	1,105,674	22,963	85,538	77,940	10,224	3,329,588

Total loans	$563,807	$1,471,573	$1,113,385	$22,963	$88,216	$79,522	$10,224	$3,349,690
Unamortized yield adjustments								1,679
Loans receivable, net of yield adjustments								$3,351,369

Allowance for Loan Losses and Loans Receivable
Three Months Ended March 31, 2018

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the three months ended March 31, 2018:

At December 31, 2017:	$2,440	$13,909	$9,665	$246	$2,706	$457	$643	$30,066

Total charge offs	(61)	-	(7)	-	(89)	(1)	(167)	(325)
Total recoveries	-	-	-	-	55	-	29	84
Total provisions	75	101	227	7	14	(23)	22	423

Total allowance for loan losses	$2,454	$14,010	$9,885	$253	$2,686	$433	$527	$30,248

Allowance for Loan Losses and Loans Receivable
Nine Months Ended March 31, 2018

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the nine months ended March 31, 2018:

At June 30, 2017:	$2,384	$13,941	$9,939	$35	$1,709	$501	$777	$29,286

Total charge offs	(471)	-	(45)	-	(95)	(1)	(727)	(1,339)
Total recoveries	77	-	-	-	89	65	81	312
Total provisions	464	69	(9)	218	983	(132)	396	1,989

Total allowance for loan losses	$2,454	$14,010	$9,885	$253	$2,686	$433	$527	$30,248

Allowance for Loan Losses and Loans Receivable
Three Months Ended March 31, 2017

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the three months ended March 31, 2017:

At December 31, 2016:	$2,430	$12,226	$8,355	$29	$1,779	$556	$685	$26,060

Total charge offs	(5)	-	-	-	(28)	-	(285)	(318)
Total recoveries	21	-	-	-	1	15	26	63
Total provisions	(81)	1,060	512	(20)	(12)	(38)	388	1,809

Total allowance for loan losses	$2,365	$13,286	$8,867	$9	$1,740	$533	$814	$27,614

Allowance for Loan Losses and Loans Receivable
Nine Months Ended March 31, 2017

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the nine months ended March 31, 2017:

At June 30, 2016:	$2,370	$9,995	$7,846	$24	$2,784	$432	$778	$24,229

Total charge offs	(69)	-	(78)	-	(221)	(95)	(621)	(1,084)
Total recoveries	202	-	-	-	17	16	41	276
Total provisions	(138)	3,291	1,099	(15)	(840)	180	616	4,193

Total allowance for loan losses	$2,365	$13,286	$8,867	$9	$1,740	$533	$814	$27,614

Allowance for Loan Losses and Loans Receivable
At June 30, 2017

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of allowance for loan losses:

Loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Loans individually evaluated for impairment	154	-	39	-	6	-	-	199
Loans collectively evaluated for impairment	2,230	13,941	9,900	35	1,703	501	777	29,087

Total allowance for loan losses	$2,384	$13,941	$9,939	$35	$1,709	$501	$777	$29,286

Allowance for Loan Losses and Loans Receivable
At June 30, 2017

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of loans receivable:

Loans acquired with deteriorated credit quality	$97	$-	$-	$-	$497	$-	$-	594
Loans individually evaluated for impairment	10,546	158	5,877	612	2,365	1,894	-	21,452
Loans collectively evaluated for impairment	556,680	1,412,417	1,079,187	3,203	71,609	80,928	16,383	3,220,407

Total loans	$567,323	$1,412,575	$1,085,064	$3,815	$74,471	$82,822	$16,383	$3,242,453
Unamortized yield adjustments								2,808
Loans receivable, net of yield adjustments								$3,245,261

The following tables present key indicators of credit quality regarding the Company’s loan portfolio based upon loan classification and contractual payment status at March 31, 2018 and June 30, 2017 based upon the methodology for identifying and reporting such loans as described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

Credit-Rating Classification of Loans Receivable
At March 31, 2018

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Non-classified	$554,182	$1,471,446	$1,105,097	$22,716	$81,916	$77,590	$10,125	$3,323,072
Classified:
Special Mention	498	-	-	247	13	28	50	836
Substandard	9,127	127	8,288	-	6,287	1,904	47	25,780
Doubtful	-	-	-	-	-	-	2	2
Loss	-	-	-	-	-	-	-	-
Total classified loans	9,625	127	8,288	247	6,300	1,932	99	26,618

Total loans	$563,807	$1,471,573	$1,113,385	$22,963	$88,216	$79,522	$10,224	$3,349,690

Credit-Rating Classification of Loans Receivable
At June 30, 2017

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Non-classified	$552,961	$1,412,417	$1,078,711	$2,894	$66,886	$80,393	$16,166	$3,210,428
Classified:
Special Mention	928	-	-	309	1,098	120	139	2,594
Substandard	13,434	158	6,353	612	6,487	2,309	75	29,428
Doubtful	-	-	-	-	-	-	3	3
Loss	-	-	-	-	-	-	-	-
Total classified loans	14,362	158	6,353	921	7,585	2,429	217	32,025

Total loans	$567,323	$1,412,575	$1,085,064	$3,815	$74,471	$82,822	$16,383	$3,242,453

Contractual Payment Status of Loans Receivable
At March 31, 2018

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Current	$561,018	$1,471,573	$1,111,850	$22,963	$86,284	$79,201	$10,093	$3,342,982
Past due:
30-59 days	977	-	679	-	57	60	38	1,811
60-89 days	24	-	-	-	100	-	48	172
90+ days	1,788	-	856	-	1,775	261	45	4,725
Total past due	2,789	-	1,535	-	1,932	321	131	6,708

Total loans	$563,807	$1,471,573	$1,113,385	$22,963	$88,216	$79,522	$10,224	$3,349,690

Contractual Payment Status of Loans Receivable
At June 30, 2017

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Current	$560,054	$1,412,575	$1,083,736	$3,560	$72,826	$81,946	$16,083	$3,230,780
Past due:
30-59 days	1,749	-	60	255	29	187	91	2,371
60-89 days	403	-	318	-	-	141	135	997
90+ days	5,117	-	950	-	1,616	548	74	8,305
Total past due	7,269	-	1,328	255	1,645	876	300	11,673

Total loans	$567,323	$1,412,575	$1,085,064	$3,815	$74,471	$82,822	$16,383	$3,242,453

The following tables present information relating to the Company’s nonperforming and impaired loans at March 31, 2018 and June 30, 2017 based upon the methodology for identifying and reporting such loans as described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017. Loans reported as “90+ days past due accruing” in the table immediately below are also reported in the preceding contractual payment status table under the heading “90+ days past due”.

Performance Status of Loans Receivable
At March 31, 2018

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Performing	$558,652	$1,471,446	$1,108,013	$22,963	$85,562	$78,640	$10,179	$3,335,455
Nonperforming:
90+ days past due accruing	-	-	-	-	-	-	45	45
Nonaccrual	5,155	127	5,372	-	2,654	882	-	14,190
Total nonperforming	5,155	127	5,372	-	2,654	882	45	14,235

Total loans	$563,807	$1,471,573	$1,113,385	$22,963	$88,216	$79,522	$10,224	$3,349,690

Performance Status of Loans Receivable
At June 30, 2017

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Performing	$558,533	$1,412,417	$1,079,344	$3,560	$71,837	$81,581	$16,309	$3,223,581
Nonperforming:
90+ days past due accruing	-	-	-	-	-	-	74	74
Nonaccrual	8,790	158	5,720	255	2,634	1,241	-	18,798
Total nonperforming	8,790	158	5,720	255	2,634	1,241	74	18,872

Total loans	$567,323	$1,412,575	$1,085,064	$3,815	$74,471	$82,822	$16,383	$3,242,453

Impairment Status of Loans Receivable
At March 31, 2018

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Carrying value of impaired loans:

Non-impaired loans	$555,803	$1,471,446	$1,105,674	$22,963	$85,538	$77,940	$10,224	$3,329,588
Impaired loans:
Impaired loans with no allowance for impairment	7,260	127	7,711	-	2,578	1,582	-	19,258
Impaired loans with allowance for impairment:
Recorded investment	744	-	-	-	100	-	-	844
Allowance for impairment	(83)	-	-	-	(50)	-	-	(133)
Balance of impaired loans net of allowance for impairment	661	-	-	-	50	-	-	711
Total impaired loans, excluding allowance for impairment:	8,004	127	7,711	-	2,678	1,582	-	20,102

Total loans	$563,807	$1,471,573	$1,113,385	$22,963	$88,216	$79,522	$10,224	$3,349,690

Unpaid principal balance of impaired loans:
Total impaired loans	$12,678	$930	$14,049	$106	$6,506	$2,613	$-	$36,882

Impairment Status of Loans Receivable
At June 30, 2017

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Carrying value of impaired loans:

Non-impaired loans	$556,680	$1,412,417	$1,079,187	$3,203	$71,609	$80,928	$16,383	$3,220,407
Impaired loans:
Impaired loans with no allowance for impairment	8,971	158	4,521	612	2,755	1,894	-	18,911
Impaired loans with allowance for impairment:
Recorded investment	1,672	-	1,356	-	107	-	-	3,135
Allowance for impairment	(154)	-	(39)	-	(6)	-	-	(199)
Balance of impaired loans net of allowance for impairment	1,518	-	1,317	-	101	-	-	2,936
Total impaired loans, excluding allowance for impairment:	10,643	158	5,877	612	2,862	1,894	-	22,046

Total loans	$567,323	$1,412,575	$1,085,064	$3,815	$74,471	$82,822	$16,383	$3,242,453

Unpaid principal balance of impaired loans:
Total impaired loans	$16,479	$930	$10,002	$691	$6,682	$2,961	$-	$37,745

Impairment Status of Loans Receivable
Three and Nine Months Ended March 31, 2018 and 2017

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
For the three months ended March 31, 2018:
Average balance of impaired loans	$8,048	$130	$7,038	$-	$2,762	$1,563	$-	$19,541
Interest earned on impaired loans	$33	$-	$-	$-	$1	$9	$-	$43

For the nine months ended March 31, 2018:
Average balance of impaired loans	$9,019	$141	$6,823	$137	$2,805	$1,693	$-	$20,618
Interest earned on impaired loans	$99	$-	$4	$-	$4	$24	$-	$131

For the three months ended March 31, 2017:
Average balance of impaired loans	$12,933	$176	$6,066	$518	$3,134	$2,037	$-	$24,864
Interest earned on impaired loans	$25	$-	$-	$3	$3	$10	$-	$41

For the nine months ended March 31, 2017:
Average balance of impaired loans	$13,055	$187	$6,372	$400	$3,154	$2,093	$-	$25,261
Interest earned on impaired loans	$74	$-	$-	$3	$9	$34	$-	$120

The following table presents information regarding the restructuring of the Company’s troubled debts during the nine months ended March 31, 2018 and the nine months ended March 31, 2017, and any defaults during those periods of troubled debt restructurings (“TDRs”) that were restructured within 12 months of the date of default.

Troubled Debt Restructurings of Loans Receivable
Nine Months Ended March 31, 2018

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(Dollars in Thousands)
Troubled debt restructuring activity for the nine months ended March 31, 2018:

Number of loans	5	-	2	-	-	1	-	8
Pre-modification outstanding recorded investment	$1,521	$-	$315	$-	$-	$72	$-	$1,908
Post-modification outstanding recorded investment	1,813	-	330	-	-	71	-	2,214
Charge offs against the allowance for loan loss recognized at modification	145	-	7	-	-	1	-	153

Troubled debt restructuring defaults for the nine months ended March 31, 2018:

Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

Troubled Debt Restructurings of Loans Receivable
Nine Months Ended March 31, 2017

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(Dollars in Thousands)
Troubled debt restructuring activity for the nine months ended March 31, 2017:

Number of loans	1	-	1	-	-	2	-	4
Pre-modification outstanding recorded investment	$197	$-	$244	$-	$-	$271	$-	$712
Post-modification outstanding recorded investment	186	-	223	-	-	279	-	688
Charge offs against the allowance for loan loss recognized at modification	14	-	27	-	-	12	-	53

Troubled debt restructuring defaults for the nine months ended March 31, 2017:

Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

The manner in which the terms of a loan are modified through a troubled debt restructuring generally includes one or more of the following changes to the loan’s repayment terms:

•	Interest Rate Reduction: Temporary or permanent reduction of the interest rate charged against the outstanding balance of the loan.
•	Capitalization of Prior Past Dues: Capitalization of prior amounts due to the outstanding balance of the loan.
•	Extension of Maturity or Balloon Date: Extending the term of the loan past its original balloon or maturity date.
•	Deferral of Principal Payments: Temporary deferral of the principal portion of a loan payment.
•	Payment Recalculation and Re-amortization: Recalculation of the recurring payment obligation and resulting loan amortization/repayment schedule based on the loan’s modified terms.

12.     DEPOSITS

Deposits are summarized as follows:

	March 31,	June 30,
	2018	2017
	(In Thousands)
Non-interest-bearing demand	$270,217	$267,412
Interest-bearing demand	871,801	847,663
Savings and club	515,807	523,984
Certificates of deposits	1,409,973	1,291,068
Total deposits	$3,067,798	$2,930,127

13.     BORROWINGS

Fixed rate advances from the FHLB of New York mature as follows:

	March 31, 2018		June 30, 2017
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars in Thousands)
Maturing in years ending June 30:
2018	$630,225	1.99	$630,225	1.29
2021	388	4.94	469	4.94
2023	145,000	3.04	145,000	3.04
Total advances	775,613	2.19%	775,694	1.62%
Unamortized fair value adjustments	12		2
Total advances, net of fair value adjustments	$775,625		$775,696

At March 31, 2018, $630.2 million in advances are due within one year while the remaining $145.4 million in advances are due after one year of which $145.0 million are callable in April 2018.

At March 31, 2018, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $2.0 billion and $163.7 million, respectively. At June 30, 2017, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $1.9 billion and $159.4 million, respectively.

Borrowings at March 31, 2018 and June 30, 2017 also included overnight borrowings in the form of depositor sweep accounts totaling $34.4 million and $30.5 million, respectively. Depositor sweep accounts are short term borrowings representing funds that are withdrawn from a customer’s noninterest-bearing deposit account and invested in an uninsured overnight investment account that is collateralized by specified investment securities owned by the Bank.  Borrowings at March 31, 2018 also included overnight borrowings totaling $42.0 million drawn for liquidity management purposes.

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

Fair Values of Derivative Instruments on the Statement of Financial Condition

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Statement of Financial Condition as of March 31, 2018 and June 30, 2017:

	March 31, 2018
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$27,946	Other liabilities	$-
Interest rate caps	Other assets	118	Other liabilities	-
Total		$28,064		$-

	June 30, 2017
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$7,670	Other liabilities	$298
Interest rate caps	Other assets	140	Other liabilities	-
Total		$7,810		$298

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using derivatives are primarily to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps and caps as part of its interest rate risk management strategy.  These interest rate products are designated as cash flow hedges.  As of March 31, 2018, the Company had fifteen interest rate swaps with a notional of $1.2 billion and two interest rate caps with a notional of $75.0 million hedging certain FHLB advances and brokered deposits.

For derivatives designated as cash flow hedges, the gain or loss on the derivative is recorded in other comprehensive income, net of tax, and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate wholesale funding positions.  During the three and nine months ended March 31, 2018, the Company had $599,000 and $3.3 million, respectively, of reclassifications to interest expense.  During the next twelve months, the Company estimates that $4.6 million will be reclassified as a reduction in interest expense.

The table below presents the pre-tax effects of the Company’s derivative instruments on the Consolidated Statements of Income   and Comprehensive Income for the three and nine months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018
	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	(In Thousands)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$11,672	Interest expense	$(352)
Interest rate caps	50	Interest expense	(247)
Total	$11,722		$(599)

	Nine Months Ended March 31, 2018
	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	(In Thousands)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$18,099	Interest expense	$(2,475)
Interest rate caps	77	Interest expense	(806)
Total	$18,176		$(3,281)

	Three Months Ended March 31, 2017
	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	(In Thousands)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$1,017	Interest expense	$(1,274)
Interest rate caps	36	Interest expense	(219)
Total	$1,053		$(1,493)

	Nine Months Ended March 31, 2017
	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	(In Thousands)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$26,439	Interest expense	$(4,509)
Interest rate caps	126	Interest expense	(571)
Total	$26,565		$(5,080)

Offsetting Derivatives

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives in the Consolidated Statement of Condition as of March 31, 2018 and June 30, 2017, respectively. The net amounts presented for derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Statement of Condition.

	March 31, 2018
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount
	(In Thousands)
Assets:
Interest rate swaps	$28,010	$(64)	$27,946	$-	$(28,064)	$(118)
Interest rate caps	118	-	118	-	-	118
Total	$28,128	$(64)	$28,064	$-	$(28,064)	$-

				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount
	(In Thousands)
Liabilities:
Interest rate swaps	$64	$(64)	$-	$-	$-	$-
Interest rate caps	-	-	-	-	-	-
Total	$64	$(64)	$-	$-	$-	$-

	June 30, 2017
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount
	(In Thousands)
Assets:
Interest rate swaps	$12,839	$(5,169)	$7,670	$-	$(5,770)	$1,900
Interest rate caps	140	-	140	-	-	140
Total	$12,979	$(5,169)	$7,810	$-	$(5,770)	$2,040

				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount
	(In Thousands)
Liabilities:
Interest rate swaps	$5,467	$(5,169)	$298	$-	$(298)	$-
Interest rate caps	-	-	-	-	-	-
Total	$5,467	$(5,169)	$298	$-	$(298)	$-

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations and could be required to terminate its derivative positions with the counterparty.  The Company also has agreements with its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well-capitalized institution, then the Company could be required to terminate its derivative positions with the counterparty. As of March 31, 2018 and June 30, 2017, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to those agreements was $0 and $302,000, respectively.

As required under the enforceable master netting arrangement with its derivatives counterparties, at March 31, 2018, the Company received financial collateral of $28.2 million that was not included as an offsetting amount.  By comparison, at June 30, 2017, the Company received financial collateral of $5.8 million and posted financial collateral in the amount of $1.0 million that were not included as offsetting amounts.

In addition to the derivative instruments noted above, the Company’s pipeline of loans held for sale at March 31, 2018 and June 30, 2017, included $9.3 million and $18.4 million, respectively, of “in process” loans whose terms included interest rate locks to borrowers, which are considered free-standing derivative instruments whose fair values are not material to our financial condition or results of operations.

15.     BENEFIT PLANS

Components of Net Periodic Expense

The following table sets forth the aggregate net periodic benefit expense for the Bank’s Benefit Equalization Plan, Postretirement Welfare Plan, Directors’ Consultation and Retirement Plan and Atlas Bank Retirement Income Plan:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
	(In Thousands)		(In Thousands)
Service cost	$12	$8	$36	$24
Interest cost	93	95	279	285
Amortization of unrecognized past service liability	-	-	-	-
Amortization of unrecognized loss	11	17	34	49
Expected return on assets	(30)	(62)	(90)	(186)
Net periodic benefit cost	$86	$58	$259	$172

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
	(Dollars in Thousands)		(Dollars in Thousands)
Income before income taxes	$7,639	$5,617	$22,025	$20,912
Statutory federal tax rate	28%	35%	28%	35%
Federal income tax expense at statutory rate	$2,139	$1,966	$6,167	$7,319
(Reduction) increases in income taxes resulting from:
Tax exempt interest	(180)	(192)	(529)	(586)
State tax, net of federal tax effect	493	320	1,463	1,179
Incentive stock options compensation expense	35	44	107	79
Income from bank-owned life insurance	(343)	(447)	(1,053)	(1,348)
Disqualifying disposition on incentive stock options	-	(165)	(11)	(165)
Non-deductible merger-related expenses	94	-	294	-
Other items, net	24	23	223	235
Impact of federal income tax reform	-	-	3,486	-
Total income tax expense	$2,262	$1,549	$10,147	$6,713
Effective income tax rate	29.61%	27.58%	46.07%	32.10%

The tax effects of existing temporary differences that give rise to deferred income tax assets and liabilities are as follows:

	March 31,	June 30,
	2018	2017
	(Unaudited)
	(In Thousands)
Deferred income tax assets:
Purchase accounting	$209	$466
Accumulated other comprehensive income:
Defined benefit plans	312	434
Unrealized loss on securities available for sale	1,212	975
Unrealized loss on securities available for sale transferred to held to maturity	274	453
Allowance for loan losses	8,503	11,963
Benefit plans	1,928	2,675
Compensation	577	1,146
Stock-based compensation	1,641	2,278
Uncollected interest	1,053	2,700
Depreciation	910	1,221
Charitable contribution carryover	1,017	2,139
Other items	521	642
	18,157	27,092
Valuation allowance	(135)	(135)
	18,022	26,957
Deferred income tax liabilities:
Deferred costs	1,484	2,083
Derivatives	7,808	2,582
Goodwill	4,385	6,167
Other items	447	671
	14,124	11,503
Net deferred income tax asset	$3,898	$15,454

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

In addition, the guidance requires the Company to disclose the fair value for assets and liabilities on both a recurring and non-recurring basis.

Those assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Debt securities available for sale:
U.S. agency securities	$-	$4,667	$-	$4,667
Obligations of state and political subdivisions	-	26,733	-	26,733
Asset-backed securities	-	182,066	-	182,066
Collateralized loan obligations	-	178,342	-	178,342
Corporate bonds	-	142,202	-	142,202
Trust preferred securities	-	7,485	1,000	8,485
Total debt securities	-	541,495	1,000	542,495

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	-	25,601	-	25,601
Residential pass-through securities	-	108,736	-	108,736
Commercial pass-through securities	-	7,939	-	7,939
Total mortgage-backed securities	-	142,276	-	142,276

Total securities available for sale	$-	$683,771	$1,000	$684,771

Derivative instruments
Interest rate swaps	$-	$27,946	$-	$27,946
Interest rate caps	-	118	-	118
Total derivatives	$-	$28,064	$-	$28,064

	June 30, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Debt securities available for sale:
U.S. agency securities	$-	$5,316	$-	$5,316
Obligations of state and political subdivisions	-	27,740	-	27,740
Asset-backed securities	-	162,429	-	162,429
Collateralized loan obligations	-	98,154	-	98,154
Corporate bonds	-	142,318	-	142,318
Trust preferred securities	-	7,540	1,000	8,540
Total debt securities	-	443,497	1,000	444,497

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	-	30,536	-	30,536
Residential pass-through securities	-	130,550	-	130,550
Commercial pass-through securities	-	8,177	-	8,177
Total mortgage-backed securities	-	169,263	-	169,263

Total securities available for sale	$-	$612,760	$1,000	$613,760

Derivative instruments:
Interest rate swaps	$-	$7,372	$-	$7,372
Interest rate caps	-	140	-	140
Total derivatives	$-	$7,512	$-	$7,512

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

The Company held one trust preferred security whose fair value of $1.0 million at March 31, 2018 was determined using Level 3 inputs. For the periods ended March 31, 2018 and June 30, 2017, management has been unable to obtain a market quote for this security.  Consequently, the security’s fair value as reported at March 31, 2018 and June 30, 2017, is based upon the present value of expected future cash flows assuming the security continues to meet all of its payment obligations and utilizing a discount rate based upon the security’s contractual interest rate.

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

In addition to the financial instruments noted above, at March 31, 2018 and June 30, 2017, the Company’s pipeline of loans held for sale included $9.3 million and $18.4 million, respectively, of “in process” loans whose terms included interest rate locks to borrowers that were paired with a “non-binding” best-efforts commitment to sell the loan to a buyer at a fixed price and within a predetermined timeframe after the sale commitment was established.

Those assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	March 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Impaired loans:
Residential mortgage	$-	$-	$4,057	$4,057
Non-residential mortgage	-	-	798	798
Commercial business	-	-	162	162
Total	$-	$-	$5,017	$5,017

	June 30, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Impaired loans:
Residential mortgage	$-	$-	$5,711	$5,711
Non-residential mortgage	-	-	2,126	2,126
Commercial business	-	-	119	119
Total	$-	$-	$7,956	$7,956

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value:

	March 31, 2018
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(In Thousands)
Impaired loans:
Residential mortgage	$4,057	Market valuation of collateral	(1)	Selling costs	(2)	6% - 25%	10.08%
Non-residential mortgage	798	Market valuation of collateral	(1)	Selling costs	(2)	13% - 14%	13.34%
Commercial business	162	Market valuation of collateral	(1)	Selling costs	(2)	12% - 20%	14.47%
Total	$5,017

	June 30, 2017
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(In Thousands)
Impaired loans:
Residential mortgage	$5,711	Market valuation of collateral	(1)	Selling costs	(2)	6% - 21%	8.12%
Non-residential mortgage	2,126	Market valuation of collateral	(1)	Selling costs	(2)	0% - 12%	6.93%
Commercial business	119	Market valuation of collateral	(1)	Selling costs	(2)	9% - 20%	12.79%
Total	$7,956

(1)	The fair value of impaired loans is generally determined based on an independent appraisal of the market value of a loan’s underlying collateral.
(2)

The fair value basis of impaired loans is adjusted to reflect management estimates of selling costs including, but not necessarily limited to, real estate brokerage commissions and title transfer fees.

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

At March 31, 2018, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $5.1 million and valuation allowances of $133,000 reflecting fair values of $5.0 million. By comparison, at June 30, 2017, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $8.2 million and valuation allowances of $199,000 reflecting fair values of $8.0 million.

Once a loan is foreclosed, the fair value of the real estate owned continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan.  At March 31, 2018 and June 30, 2017, the Company held no real estate owned whose carrying value was written down utilizing Level 3 inputs.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at March 31, 2018 and June 30, 2017:

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

The carrying amounts and fair values of financial instruments are as follows:

	March 31, 2018
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$38,283	$38,283	$38,283	$-	$-
Debt securities available for sale	542,495	542,495	-	541,495	1,000
Mortgage-backed securities available for sale	142,276	142,276	-	142,276	-
Debt securities held to maturity	128,011	126,045	-	126,045	-
Mortgage-backed securities held to maturity	331,369	325,233	-	325,233	-
Loans held-for-sale	2,377	2,377	-	2,377	-
Net loans receivable	3,321,121	3,254,183	-	-	3,254,183
FHLB Stock	39,112	N/A	N/A	N/A	N/A
Interest receivable	13,926	13,926	-	4,197	9,729

Financial liabilities:
Deposits (1)	3,067,798	3,056,111	1,657,824	-	1,398,286
Borrowings	852,009	856,046	-	-	856,046
Interest payable on borrowings	1,647	1,647	-	-	1,647

(1)	Includes accrued interest payable on deposits of $696,000 at March 31, 2018.

	June 30, 2017
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$78,237	$78,237	$78,237	$-	$-
Debt securities available for sale	444,497	444,497	-	443,497	1,000
Mortgage-backed securities available for sale	169,263	169,263	-	169,263	-
Debt securities held to maturity	144,713	145,505	-	145,505	-
Mortgage-backed securities held to maturity	348,608	350,289	-	350,289	-
Loans held-for-sale	4,692	4,692	-	4,692	-
Net loans receivable	3,215,975	3,137,304	-	-	3,137,304
FHLB Stock	39,958	N/A	N/A	N/A	N/A
Interest receivable	12,493	12,493	6	3,169	9,318

Financial liabilities:
Deposits (1)	2,930,127	2,943,908	1,639,059	-	1,304,849
Borrowings	806,228	823,435	-	-	823,435
Interest payable on borrowings	1,391	1,391	-	-	1,391

(1)	Includes accrued interest payable on deposits of $382,000 at June 30, 2017.

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

18.     COMPREHENSIVE INCOME

The components of accumulated other comprehensive income included in stockholders’ equity at March 31, 2018 and June 30, 2017 are as follows:

	March 31,	June 30,
	2018	2017
	(In Thousands)
Net unrealized loss on securities available for sale	$(4,508)	$(2,385)
Tax effect	1,212	975
Net of tax amount	(3,296)	(1,410)

Net unrealized loss on securities available for sale transferred to held to maturity	(974)	(1,109)
Tax effect	274	453
Net of tax amount	(700)	(656)

Fair value adjustments on derivatives	27,776	6,319
Tax effect	(7,808)	(2,582)
Net of tax amount	19,968	3,737

Benefit plan adjustments	(1,110)	(1,061)
Tax effect	312	434
Net of tax amount	(798)	(627)

Total accumulated other comprehensive income	$15,174	$1,044

Other comprehensive income and related tax effects for the three and nine months ended March 31, 2018 and March 31, 2017 are presented in the following table:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
	(In Thousands)		(In Thousands)
Net unrealized holding (loss) gain on securities available for sale	$(2,045)	$4,881	$(2,123)	$(1,556)

Amortization of net unrealized holding gain (loss) on securities available for sale transferred to held to maturity (1)	32	(124)	135	(160)

Net realized gain on securities available for sale	-	391	-	402

Fair value adjustments on derivatives	12,323	2,546	21,457	31,645

Benefit plans:
Amortization of actuarial loss (2)	12	17	34	49
Net actuarial loss	-	-	(83)	(394)
Net change in benefit plan accrued expense	12	17	(49)	(345)

Other comprehensive income before taxes	10,322	7,711	19,420	29,986
Stranded tax effects (3)	-	-	(1,381)	-
Tax effect (4)	(2,941)	(2,963)	(5,290)	(12,496)
Total other comprehensive income	$7,381	$4,748	$12,749	$17,490

(1)	Represents amounts reclassified out of accumulated other comprehensive income and included in interest income on taxable securities.
(2)	Represents amounts reclassified out of accumulated other comprehensive income and included in the computation of net periodic pension expense. See Note 15 – Benefit Plans for additional information.
(3)	Represents amounts reclassified from accumulated other comprehensive income that did not reflect the appropriate tax rate.
(4)

The amounts included in income taxes for items reclassified out of accumulated other comprehensive income totaled $3 and $122 for the three and nine months ended March 31, 2018, respectively, and $167 and $23 for the three and nine months ended March 31, 2017, respectively.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report on Form 10-Q may include certain forward-looking statements based on current management expectations. Such forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may”, “will”, “believe”, “expect”, “estimate”, “anticipate”, “continue”, or similar terms or variations on those terms, or the negative of those terms. The actual results of the Company could differ materially from those management expectations.  Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities and failure to integrate or profitably operate acquired businesses (including Clifton Bancorp Inc. (“Clifton”). Additional potential factors include changes in interest rates, deposit flows, cost of funds, demand for loan products and financial services, competition and changes in the quality or composition of loan and investment portfolios of the Company. Other factors that could cause future results to vary from current management expectations include changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in the Company’s other filings with the Securities and Exchange Commission.

Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Merger with Clifton Bancorp Inc.

On April 2, 2018, the Company completed its acquisition of Clifton, the parent company of Clifton Savings Bank, a federally chartered stock savings bank.  At the time of closing, Clifton had $1.7 billion in total assets, including $1.2 billion in net loans receivable and $357.9 million in securities, and $1.4 billion in total liabilities, including $945.0 million in deposits and $421.4 million in borrowings.  The deposits acquired from Clifton are held across a network of 12 branches located in New Jersey throughout Bergen, Passaic, Hudson, and Essex counties.  Given the initial accounting for this business combination is incomplete, management is not yet able to disclose the preliminary fair value of the assets acquired and liabilities assumed.

Clifton’s stockholders’ equity totaled approximately $272.0 million at the time of closing.  Under the terms of the merger agreement, each outstanding share of Clifton common stock was exchanged for 1.191 shares of the Company’s common stock, resulting in the Company issuing 25.4 million shares of common stock to Clifton stockholders in conjunction with the merger’s closing.

Based on the closing date of April 2, 2018, the Company’s unaudited consolidated financial statements included in this report on Form 10-Q do not reflect the changes attributable to the Company’s acquisition of Clifton.

Comparison of Financial Condition at March 31, 2018 and June 30, 2017

General. Total assets increased $115.6 million to $4.93 billion at March 31, 2018 from $4.82 billion at June 30, 2017. The net increase in total assets primarily reflected increases in net loans receivable securities available for sale and other assets that were partially offset by decreases in the balances of cash and cash equivalents, securities held to maturity and deferred income taxes.  The net increase in total assets was largely funded by increases in deposits and borrowings that were partially offset by a decrease in the balance of stockholders’ equity.

Cash and Cash Equivalents. Cash and cash equivalents, which consist primarily of interest-earning and non-interest-earning deposits in other banks, decreased by $40.0 million to $38.3 million at March 31, 2018 from $78.2 million at June 30, 2017.  The decrease in the balance of cash and cash equivalents at March 31, 2018 largely reflected the continuing effort to limit the balance of cash and cash equivalents to the levels needed to meet the Bank’s day-to-day funding obligations and overall liquidity risk management objectives while reinvesting excess liquidity into comparatively higher-yielding assets.  Toward that end, the average balance of other interest-earning assets decreased to $76.8 million for the nine months ended March 31, 2018 compared to $114.1 million for the prior year ended June 30, 2017.  Other interest-earning assets generally include the balance of interest-earning cash deposits held in other banks coupled with the balance of the Bank’s mandatory investment in the capital stock of the Federal Home Loan Bank of New York.

Debt Securities Available for Sale. Debt securities classified as available for sale increased by $98.0 million to $542.5 million at March 31, 2018 from $444.5 million at June 30, 2017. The net increase in the portfolio partly reflected security purchases totaling $132.3 million for the nine months ended March 31, 2018 coupled with a $1.1 million increase in the fair value of the portfolio to a net unrealized loss of $304,000 at March 31, 2018 from a net unrealized loss of $1.4 million at June 30, 2017.  The increase in the fair value of the portfolio was partly attributable to movements in market interest rates coupled with a tightening of pricing spreads within certain sectors in the portfolio.  The noted increases in the portfolio were partially offset by principal repayments, net of premium amortization and discount accretion, totaling $35.4 million during the nine months ended March 31, 2018.

The increase in the fair value of debt securities available for sale was primarily reflected within the applicable “credit sectors” of the portfolio which include asset-backed securities, collateralized loan obligations, corporate bonds and non-pooled trust preferred securities.  The fair value of this subset of securities increased by $2.1 million to a net unrealized gain of $459,000 at March 31, 2018 from a net unrealized loss of $1.7 million at June 30, 2017.  The increase in fair value largely reflected a general tightening of pricing spreads within these sectors resulting in an overall increase in the market price of such securities.  The increase in the fair value of the noted securities was partially offset by a $1.0 million decline in the fair value of government and agency securities, including U.S. agency debentures and municipal obligations, to an unrealized loss of $763,000 at March 31, 2018 from an unrealized gain of $287,000 at June 30, 2017.

Mortgage-backed Securities Available for Sale. Mortgage-backed securities available for sale decreased by $27.0 million to $142.3 million at March 31, 2018 from $169.3 million at June 30, 2017. The net decrease partly reflected cash repayment of principal, net of discount accretion and premium amortization, totaling $23.8 million coupled with a $3.2 million decrease in the fair value of the portfolio to a net unrealized loss of $4.2 million at March 31, 2018 from a net unrealized loss of $986,000 at June 30, 2017.  The available for sale mortgage-backed securities portfolio primarily included agency pass-through securities and agency collateralized mortgage obligations at March 31, 2018 and June 30, 2017.

Based on its evaluation, management has concluded that no other-than-temporary impairment was present within the available for sale segment of the investment portfolio as of March 31, 2018 and June 30, 2017.  Additional information regarding securities available for sale as of those dates is presented in Note 8 and Note 10 to the unaudited consolidated financial statements.

Debt Securities Held to Maturity. Debt securities classified as held to maturity decreased by $16.7 million to $128.0 million at March 31, 2018 from $144.7 million at June 30, 2017. The net decrease in the portfolio partly reflected cash repayment of principal, net of discount accretion and premium amortization, totaling $38.1 million for the nine months ended March 31, 2018 that was partially offset by security purchases totaling $21.4 million during the same period.

Mortgage-backed Securities Held to Maturity. Mortgage-backed securities held to maturity decreased by $17.2 million to $331.4 million at March 31, 2018 from $348.6 million at June 30, 2017. The net decrease in the portfolio partly reflected cash repayment of principal, net of discount accretion and premium amortization, totaling $37.7 million for the nine months ended March 31, 2018 that was partially offset by security purchases totaling $20.5 million during the same period.  The held to maturity mortgage-backed securities portfolio primarily included agency pass-through securities and agency collateralized mortgage obligations at March 31, 2018 and June 30, 2017.

Based on its evaluation, management has concluded that no other-than-temporary impairment was present within the held to maturity segment of the investment portfolio as of March 31, 2018 and June 30, 2017.  Additional information regarding securities held to maturity as of those dates is presented in Note 9 and Note 10 to the unaudited consolidated financial statements.

Loans Held-for-Sale.  The Company continues to expand its residential lending infrastructure to support strategies focused on increasing the origination volume of residential mortgage loans for sale into the secondary market.  The increase in residential mortgage loan origination and sale activity has increased the Company’s level of non-interest income through the recognition of recurring loan sale gains while helping to manage the Company’s exposure to interest rate risk.  During the nine months ended March 31, 2018, we sold $65.6 million of residential mortgage loans resulting in net sale gains totaling $615,000 for the period.  Loans held for sale totaled $2.4 million at March 31, 2018 compared to $4.7 million at June 30, 2017 and are reported separately from the balance of net loans receivable as of those dates.

Loans Receivable.  Loans receivable, net of unamortized premiums, deferred costs and the allowance for loan losses, increased by $105.1 million to $3.32 billion at March 31, 2018 from $3.22 billion at June 30, 2017. The increase in net loans receivable was primarily attributable to new loan origination and purchase volume outpacing loan repayments during the nine months ended March 31, 2018.

Residential mortgage loans held in portfolio, including home equity loans and lines of credit, decreased by $6.8 million to $643.3 million at March 31, 2018 from $650.1 million at June 30, 2017. The decrease was attributable to a decrease in the balance of one- to four-family first mortgage loans of $3.5 million to $563.8 million at March 31, 2018 from $567.3 million at June 30, 2017 and a decrease of $3.3 million in the balance of home equity loans and home equity lines of credit to $79.5 million at March 31, 2018 from $82.8 million at June 30, 2017.

Residential mortgage loan origination volume for the nine months ended March 31, 2018 totaled $43.3 million, comprised of $30.0 million of one- to four-family first mortgage loan originations and $13.3 million of home equity loan and home equity line of credit originations during the period.  Residential mortgage loan originations were augmented with the purchase of one- to four-family first mortgage loans totaling $22.4 million during the nine months ended March 31, 2018.  The Company may modestly increase the outstanding balance of residential mortgage loans held in portfolio in the future to generally maintain the segment as a percentage of total loans and earning assets.

Commercial and construction loans, in aggregate, increased by $120.2 million to $2.70 billion at March 31, 2018 from $2.58 billion at June 30, 2017. The components of the aggregate increase included an increase in commercial mortgage loans totaling $87.4 million that was augmented by increases in the outstanding balances of construction loans and commercial business loans of $19.1 million and $13.7 million, respectively.  The outstanding balance of commercial mortgage loans at March 31, 2018 totaled $2.58 billion while the outstanding balances of construction and commercial business loans, totaled $23.0 million and $88.2 million, respectively, as of that date.

Commercial loan origination volume for the nine months ended March 31, 2018 totaled $341.5 million, comprised of $301.7 million of commercial mortgage loan originations augmented by $18.6 million of commercial business loan originations and construction loan disbursements totaling $21.2 million during the period.  Commercial loan originations were augmented with the purchase of business loans totaling $27.4 million during the nine months ended March 31, 2018.

Other loans, primarily account loans, deposit account overdraft lines of credit and other consumer loans, decreased by $6.2 million to $10.2 million at March 31, 2018 from $16.4 million at June 30, 2017.  The balance of other consumer loans at March 31, 2018 included loans with outstanding balances totaling $6.9 million that were originally acquired through the Company’s relationship with Lending Club, an established peer-to-peer (i.e. marketplace) lender.  The Company limited its original investment in Lending Club loans to approximately $25.0 million in aggregate outstanding balances.  Since their original acquisition, the Company has independently monitored and validated the performance of its portfolio of Lending Club loans.  During that time, the return on the portfolio has been generally consistent with the range of performance expectations forecast by Lending Club’s proprietary credit risk model.  While the Company continues to carefully monitor and assess the performance of its portfolio and the quality of loan servicing and reporting rendered by Lending Club, it has suspended future purchases of such loans in favor of investing in other loan alternatives.

The Company originated $1.1 million of consumer loans during the nine months ended March 31, 2018 while no additional consumer loans were purchased during the period.

Nonperforming Loans.  Nonperforming loans decreased by $4.7 million to $14.2 million, or 0.42% of total loans at March 31, 2018, from $18.9 million, or 0.58% of total loans at June 30, 2017. Nonperforming loans generally include loans reported as “accruing loans over 90 days past due” and loans reported as “nonaccrual” with such balances totaling $45,000 and $14.2 million, respectively, at March 31, 2018.

Additional information about the Company’s nonperforming loans at March 31, 2018 is presented in Note 11 to the unaudited consolidated financial statements.

Allowance for Loan Losses. During the nine months ended March 31, 2018, the balance of the allowance for loan losses increased by $962,000 to $30.2 million, or 0.90% of total loans at March 31, 2018, from $29.3 million, or 0.90% of total loans at June 30, 2017. The increase resulted from provisions of $2.0 million during the nine months ended March 31, 2018 that were partially offset by charge-offs, net of recoveries, totaling $1.0 million during that same period.

With regard to loans individually evaluated for impairment, the balance of our allowance for loan losses attributable to such loans decreased by $66,000 to $133,000 at March 31, 2018 from $199,000 at June 30, 2017. The balance at March 31, 2018 reflected the allowance for impairment identified on $844,000 of impaired loans while an additional $19.3 million of impaired loans had no allowance for impairment as of that date. By comparison, the balance at June 30, 2017 reflected the allowance for impairment identified on $3.1 million of impaired loans while an additional $18.9 million of impaired loans had no allowance for impairment as of that date. The outstanding balances of impaired loans reflect the cumulative effects of various adjustments including, but not limited to, purchase accounting valuations and prior charge-offs, where applicable, which are considered in the evaluation of impairment.

With regard to loans evaluated collectively for impairment, the balance of our allowance for loan losses attributable to such loans increased by $1.0 million to $30.1 million at March 31, 2018 from $29.1 million at June 30, 2017.  The increase in valuation was partly attributable to a $109.2 million increase in the aggregate outstanding balance of loans collectively evaluated for impairment to $3.33 billion at March 31, 2018 from $3.22 billion at June 30, 2017, as well as the ongoing reallocation of loans within the portfolio in favor of commercial and construction loans, to which we generally assign comparatively higher historical and environmental loss factors in our allowance for loan loss calculation.  The increase in the allowance also reflected updates to historical and environmental loss factors during the nine months ended March 31, 2018.

With regard to historical loss factors, our loan portfolio experienced a net annualized average charge-off rate of 0.04% for the nine months ended March 31, 2018 representing an increase of three basis points from the 0.01% of average charge offs reported for the year ended June 30, 2017.  The annual average net charge off rate for the year ended June 30, 2017 had previously decreased by seven basis points from 0.08% for the prior year ended June 30, 2016. The historical loss factors used in our allowance for loan loss calculation methodology were updated to reflect the effect of these changes by individual loan segment reflecting the two year look-back period used by that methodology.  Together with the impact of the increase in the overall balance of the unimpaired portion of the loan portfolio during the period, the applicable portion of the allowance attributable to historical loss factors increased by approximately $342,000 to $2.5 million at March 31, 2018 from $2.1 million at June 30, 2017.

With regard to environmental loss factors, the portion of the allowance for loan loss attributable to such factors increased by $685,000 to $27.6 million at March 31, 2018 from $27.0 million at June 30, 2017.  The noted increase in the allowance was primarily attributable to the growth in the unimpaired portion of the loan portfolio.  Such growth was concentrated in specific segments of the loan portfolio whose estimated credit losses for ALLL calculation purposes are based on comparatively higher loss factors compared to other segments in the portfolio.  Additionally, periodic updates to environmental loss factors resulted in a nominal increase in the applicable portion of the allowance during the period.

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

Additional information about the allowance for loan losses at March 31, 2018 is presented in Note 11 to the unaudited consolidated financial statements.

Other Assets. The aggregate balance of other assets, including premises and equipment, FHLB stock, interest receivable, goodwill, bank owned life insurance, deferred income taxes and other assets, increased by $15.6 million to $427.8 million at March 31, 2018 from $412.1 million at June 30, 2017.

The increase in other assets partly reflected a $20.3 million increase in the fair value of the Company’s interest rate derivatives portfolio to a net asset value of $28.1 million at March 31, 2018 compared to a net asset value of $7.8 million at June 30, 2017. Less noteworthy increases in other assets included a $3.8 million increase in the cash surrender value of the Company’s bank-owned life insurance policies as well as increases of $3.3 million and $1.4 million in premises and equipment and interest receivable, respectively.

The noted increases in other assets were partially offset by an $11.6 million decrease in the balance of deferred income tax assets to $3.9 million at March 31, 2018 from $15.5 million at June 30, 2017.  The decrease partly reflected the impact of federal income tax reform that was codified through the passage of the Tax Cuts and Jobs Act (the “Act”) on December 22, 2017.  The Act permanently reduced the Company’s federal income tax rate from 35% to 21% while also including other provisions that altered the deductibility of certain recurring expenses recognized by the Company.  While, collectively, the provisions of the Act are expected to benefit the Company’s future earnings, it resulted in a $3.5 million net reduction in the carrying value of the Company’s deferred income tax assets and liabilities with an equal and offsetting charge to income tax expense during the nine months ended March 31, 2018.  The $3.5 million charge to income tax expense resulted from a $4.9 million charge to reflect the reduced carrying value of the Company’s net deferred tax asset attributable to timing differences in the recognition of certain income and expense items for financial statement reporting purposes versus that recognized for income tax reporting purposes.  That charge was partially offset by a $1.4 million reduction in the net deferred income tax liability primarily attributable to the net unrealized gains and losses on the Company’s interest rate derivatives and available for sale securities portfolios.  The remaining change in the balance of the Company’s net deferred income tax asset was attributable to recurring changes in its underlying components, as discussed above.

The increase in other assets was also partially offset by a $538,000 decrease in the balance of real estate owned (“REO”) which decreased to $1.1 million, representing the carrying value of three properties at March 31, 2018, from $1.6 million, representing the carrying value of four properties at June 30, 2017.

The remaining increases and decreases in other assets for the nine months ended March 31, 2018 generally comprised normal operating fluctuations in their respective balances.

Deposits. Total deposits increased by $137.7 million to $3.07 billion at March 31, 2018 from $2.93 billion at June 30, 2017.  The increase in deposit balances reflected a $2.8 million increase in non-interest-bearing deposits coupled with a $134.9 million increase in interest-bearing deposits.  The increase in interest-bearing deposits included increases in the balances of interest-bearing checking accounts and certificates of deposit totaling $24.1 million and $118.9 million, respectively, that were partially offset by a decrease in the balance of savings and clubs accounts totaling $8.2 million for the period.

The change in deposit balances for the period reflected changes in the balances of retail deposits as well as “non-retail” deposits acquired through various wholesale channels. The $24.1 million increase in the balance of interest-bearing checking accounts primarily reflected a $31.3 million increase in the balance of retail accounts.  The increase in retail account balances was partially offset by a $7.3 million decrease in the balance of brokered money market deposits acquired through Promontory Interfinancial Network’s (“Promontory”) Insured Network Deposits (“IND”) program to $215.3 million, or 7.0% of total deposits at March 31, 2018 from $222.6 million, or 7.6% of total deposits at June 30, 2017. The terms of the IND program generally establish a reciprocal commitment for Promontory to deliver and for us to accept such deposits for a period of no less than five years during which time total aggregate balances shall be maintained within a range of $200.0 million to $230.0 million. Such deposits are generally sourced by Promontory from large retail and institutional brokerage firms whose individual clients seek to have a portion of their investments held in interest-bearing accounts at FDIC-insured institutions.

We continued to utilize a deposit listing service through which we attract “non-brokered” wholesale time deposits targeting institutional investors with an original investment horizon of up to five years. We generally prohibit the withdrawal of our listing service deposits prior to maturity. The balance of the Bank’s listing service time deposits increased by $3.5 million to $104.9 million, or 3.4% of total deposits at March 31, 2018, compared to $101.4 million, or 3.5% of total deposits at June 30, 2017.

We also maintain a portfolio of longer-term, brokered certificates of deposit whose balances increased by $35.2 million to $56.8 million at March 31, 2018 from $21.6 million at June 30, 2017.  In combination with our Promontory IND money market deposits, our brokered deposits totaled $272.1 million, or 8.9% of deposits at March 31, 2018, compared to $244.2 million, or 8.3% of deposits at June 30, 2017.

Borrowings. The balance of borrowings increased by $45.8 million to $852.0 million at March 31, 2018 from $806.2 million at June 30, 2017. The increase in borrowings primarily reflected a $42.0 million increase in overnight borrowings drawn for liquidity management purposes coupled with a $3.8 million increase in the outstanding balance of overnight “sweep account” balances linked to customer demand deposits that generally reflected normal operating fluctuations in such balances.

Other Liabilities. The balance of other liabilities, including advance payments by borrowers for taxes and other miscellaneous liabilities, decreased by $1.9 million to $22.7 million at March 31, 2018 from $24.6 million at June 30, 2017. The change generally reflected normal operating fluctuations in the balances of other liabilities during the period.

Stockholders’ Equity.  Stockholders’ equity decreased by $66.0 million to $991.2 million at March 31, 2018 from $1.06 billion at June 30, 2017.  The decrease in stockholders’ equity largely reflected the impact of the Company’s share repurchases during the first nine months of fiscal 2018.  The Company had previously announced its second share repurchase program in May 2017 through which it intends to repurchase a total of 8,559,084 shares, or 10%, of its outstanding shares. During the nine months ended March 31, 2018, the Company repurchased 5,505,736 shares at a total cost of $80.1 million, or an average cost of $14.55 per share.  Cumulatively, the Company has repurchased a total of 6,745,736 shares, or 78.8% of the shares to be repurchased under its second share repurchase program at a total cost of $97.9 million, or an average cost of $14.51 per share.  The cumulative cost of the Company’s repurchased shares has directly reduced the balance of stockholders’ equity at March 31, 2018.

The net decrease in stockholders’ equity was partially offset by net income of $11.9 million for the nine months ended March 31, 2018 from which the Company declared and paid regular quarterly cash dividends totaling $0.09 per share to stockholders during the period.  Additionally, in September 2017, the Company declared a $0.12 special cash dividend payable to stockholders in October 2017.  When combined with the regular cash dividends of $0.10 declared and paid during the prior fiscal year, the special dividend of $0.12 effectively increased the Company’s dividend payout ratio to approximately 100% based on its basic and diluted earnings per share of $0.22 reported for the prior fiscal year ended June 30, 2017.  Together, the regular and special cash dividends declared during the nine months ended March 31, 2018 reduced stockholders’ equity by $16.3 million during the period.

The change in stockholders’ equity also reflected a $14.1 million increase in accumulated other comprehensive income, due primarily to changes in the fair value of the Company’s available for sale securities portfolio and outstanding derivatives, while also reflecting a $1.5 million decrease in unearned ESOP shares for shares earned by plan participants during the nine months ended March 31, 2018.

Comparison of Operating Results for the Three Months Ended March 31, 2018 and March 31, 2017

General. Net income for the three months ended March 31, 2018 was $5.4 million, or $0.07 per diluted share; an increase of $1.3 million from $4.1 million, or $0.05 per diluted share, for the three months ended March 31, 2017. The increase in net income primarily reflected increases in net interest income and non-interest income coupled with a decrease in the provision for loan losses.  These factors were partially offset by increases in non-interest expense and income tax expense.

Net Interest Income. Net interest income for the three months ended March 31, 2018 was $27.1 million; an increase of $850,000 from $26.2 million for the three months ended March 31, 2017. The increase in net interest income between the comparative periods resulted from an increase in interest income of $3.5 million that was partially offset by an increase of $2.7 million in interest expense. The increase in interest income was attributable to an increase in the average balance of interest-earning assets coupled with an increase in their average yield. The increase in interest expense resulted from an increase in the average balance of interest-bearing liabilities coupled with an increase in their average cost.

These factors contributed to a six basis points decrease in our net interest rate spread to 2.15% for the three months ended March 31, 2018 from 2.21% for the three months ended March 31, 2017. The decrease in the net interest rate spread reflected a 18 basis points increase in the average cost on interest-bearing liabilities to 1.28% for three months ended March 31, 2018 from 1.10% for the three months ended March 31, 2017.  For those same comparative periods, the average yield of interest-earning assets increased by 12 basis points to 3.43% from 3.31%.  A discussion of the factors contributing to changes in the average yield and average cost of categories within interest-earning assets and interest-bearing liabilities, respectively, is presented in the separate discussion and analysis of interest income and interest expense below.

The factors resulting in the reported decrease in our net interest rate spread also affected our net interest margin.  In total, the Company’s net interest margin decreased seven basis points to 2.41% for the three months ended March 31, 2018 compared to 2.48% for the three months ended March 31, 2017.

Interest Income. Total interest income increased $3.5 million to $38.5 million for the three months ended March 31, 2018 from $35.0 million for the three months ended March 31, 2017. The increase in interest income partly reflected a $262.0 million increase in the average balance of interest-earning assets to $4.49 billion for the three months ended March 31, 2018 from $4.23 billion for the three months ended March 31, 2017.  For those same comparative periods, the yield on earning assets increased by 12 basis points to 3.43% from 3.31%.

Interest income from loans increased $2.5 million to $30.7 million for the three months ended March 31, 2018 from $28.2 million for the three months ended March 31, 2017. The increase in interest income on loans was attributable to a net increase in the average balance of loans while the average yield on loans remained stable between comparative periods.

The average balance of loans increased by $264.5 million to $3.29 billion for the three months ended March 31, 2018 from $3.03 billion for the three months ended March 31, 2017. The increase in the average balance of loans primarily reflected an aggregate increase of $269.1 million in the average balance of commercial and construction loans to $2.63 billion for the three months ended March 31, 2018 from $2.36 billion for the three months ended March 31, 2017. Our commercial loans generally comprise commercial mortgage loans, including multi-family and nonresidential mortgage loans, as well as secured and unsecured commercial business loans while construction loans generally include loans secured by one- to four-family residential, multi-family and non-residential properties.

The increase in the average balance of commercial and construction loans also reflected a $4.9 million increase in the average balance of residential mortgage loans to $653.0 million for the three months ended March 31, 2018 from $648.1 million for the three months ended March 31, 2017. Our residential mortgages generally comprise one- to four-family first mortgage loans, home equity loans and home equity lines of credit.

For those same comparative periods, the average balance of other loans, primarily comprising unsecured consumer term loans, account loans and deposit account overdraft lines of credit, decreased by $8.3 million to $11.2 million from $19.5 million.  The decrease in the average balance of other loans largely reflected a decrease in the average outstanding balance of unsecured consumer term loans acquired through Lending Club.

As noted above, the increase in interest income was primarily attributable to the net increase in the average balance of loans while the average yield on loans remained stable at 3.73% for the three month periods ended March 31, 2018 and March 31, 2017. The stability in the overall yield on our loan portfolio largely reflected the overall consistency of the average yield on newly originated loans in relation to that of the portfolio of existing loans.

Interest income from mortgage-backed securities decreased by $405,000 to $2.8 million for the three months ended March 31, 2018 from $3.2 million for the three months ended March 31, 2017. The decrease in interest income reflected a decrease in the average balance of mortgage-backed securities partially offset by an increase in their average yield.

The average balance of mortgage-backed securities decreased by $90.4 million to $492.2 million for the three months ended March 31, 2018 from $582.6 million for the three months ended March 31, 2017. The decrease in the average balance of mortgage-backed securities largely reflected the level of aggregate principal repayments outpacing aggregate security purchases.  For those same comparative periods, the average yield on mortgage-backed securities increased by eight basis points to 2.29% from 2.21%.

Interest income from debt securities increased by $1.2 million to $4.3 million for the three months ended March 31, 2018 from $3.1 million for the three months ended March 31, 2017. The increase in interest income reflected an increase in the average balance of debt securities coupled with an increase in their average yield.

The increase in the average balance of debt securities was partly attributable to a $70.2 million increase in the average balance of taxable securities to $511.4 million for the three months ended March 31, 2018 from $441.1 million for the three months ended March 31, 2017. The increase in taxable securities was augmented with an $11.1 million increase in the average balance of tax-exempt securities to $127.6 million from $116.5 million.

The average yield on debt securities increased by 48 basis points to 2.68% for the three months ended March 31, 2018 from 2.20% for the three months ended March 31, 2017.  The increase in the average yield reflected a 58 basis points increase in the yield on taxable securities to 2.84% during the three months ended March 31, 2018 from 2.26% during the three months ended March 31, 2017.  The increase in yield on taxable securities was largely attributable to floating rate securities whose interest rates have increased due to recent increases in short-term market interest rates.  For those same comparative periods, the yield on tax-exempt securities increased by four basis points to 2.04% from 2.00%.

Interest income from other interest-earning assets increased by $234,000 to $715,000 for the three months ended March 31, 2018 from $481,000 for the three months ended March 31, 2017 reflecting an increase in their average yield coupled with an increase in their average balance. The average yield on other interest-earning assets increased by 109 basis points to 4.22% for the three months ended March 31, 2018 from 3.13% for the three months ended March 31, 2017.  For those same comparative periods, the average balance of other interest-earning assets increased by $6.4 million to $67.8 million from $61.3 million.  The increase in average yield of other interest earning assets primarily reflected the effects of recent increases in short-term market interest rates on the yield on the Company’s short-term liquid assets while the increase in the average balance largely reflected an increase in the average balance of the Bank’s required investment in FHLB stock.

Interest Expense. Total interest expense increased by $2.7 million to $11.5 million for the three months ended March 31, 2018 from $8.8 million for the three months ended March 31, 2017. The increase in interest expense resulted from an increase in the average balance of interest-bearing liabilities coupled with an increase in their average cost. The average balance of interest-bearing liabilities increased by $374.4 million to $3.58 billion for the three months ended March 31, 2018 from $3.21 billion for the three months ended March 31, 2017. For those same comparative periods, the average cost of interest-bearing liabilities increased 18 basis points to 1.28% from 1.10%.

Interest expense attributed to deposits increased by $1.6 million to $7.0 million for the three months ended March 31, 2018 from $5.4 million for the three months ended March 31, 2017. The increase in interest expense was attributable to increases in the average balance and average cost of interest-bearing deposits.

The average balance of interest-bearing deposits increased by $251.6 million to $2.77 billion for the three months ended March 31, 2018 from $2.52 billion for the three months ended March 31, 2017. The increase in the average balance reflected increases in the average balance of interest-bearing checking accounts and certificates of deposit that were partially offset by a decrease in the average balance of savings and club accounts.  For the comparative periods noted, the average balance of interest-bearing checking accounts increased by $114.6 million to $871.1 million from $756.5 million and the average balance of certificates of deposit increased by $143.6 million to $1.39 billion from $1.24 billion while the average balance of savings and club accounts decreased by $6.6 million to $514.0 million from $520.6 million.

The average cost of interest-bearing deposits increased by 15 basis points to 1.01% for the three months ended March 31, 2018 from 0.86% for the three months ended March 31, 2017. The net increase in the average cost largely reflected increases in the average cost of certificates of deposit and interest-bearing checking accounts. For the comparative periods noted, the average cost of certificates of deposit increased 16 basis points to 1.46% from 1.30% while the average cost of interest-bearing checking accounts increased 19 basis points to 0.84% from 0.65%.  For these same comparative periods, the average cost of savings and club accounts was unchanged at 0.12%.

Interest expense attributed to borrowings increased by $1.1 million to $4.5 million for the three months ended March 31, 2018 from $3.4 million for the three months ended March 31, 2017. The increase in interest expense on borrowings reflected an increase in their average balance coupled with an increase in their average cost.  The average balance of borrowings increased by $122.9 million to $811.3 million for the three months ended March 31, 2018, from $688.4 million for the three months ended March 31, 2017.  For those same comparative periods, the average cost of borrowings increased by 24 basis points to 2.20% from 1.96%.

The increase in the average balance of borrowings partly reflected a $134.2 million increase in the average balance of FHLB advances to $777.7 million for the three months ended March 31, 2018 from $643.5 million for the three months ended March 31, 2017. For those same comparative periods, the average cost of FHLB advances increased 19 basis points to 2.27% from 2.08%.  The increase in average balance of borrowings primarily reflected the effect of additional short-term FHLB advances drawn during the latter half of fiscal 2017 to fund a portion of our growth during the prior fiscal year.  We utilized interest rate derivatives at the time the borrowings were drawn to effectively swap their rolling 90-day maturity/repricing characteristics into fixed rates for longer terms.

The increase in the average balance of borrowings also reflected a $11.4 million decrease in the average balance of other borrowings, comprised primarily of depositor sweep accounts, to $33.5 million from $44.9 million. The average cost of other borrowings increased by 21 basis points to 0.56% from 0.35% between the same comparative periods.

Provision for Loan Losses. The provision for loan losses decreased by $1.4 million to $423,000 for the three months ended March 31, 2018 from $1.8 million for the three months ended March 31, 2017.  The decrease was partly attributable to a lower provision on non-impaired loans evaluated collectively for impairment that was partially offset by an increase in the provision attributable to losses recognized on loans individually reviewed for impairment.

Regarding the provision on non-impaired loans, the net decrease in the provision expense partly reflected the lower growth in the outstanding balance of loans collectively evaluated for impairment during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.  The change in the provision on such loans also reflected the comparative effects of periodic updates to historical and environmental loss factors between periods.  Such updates continue to generally reflect improving asset quality metrics between comparative periods.

The decrease in provision expense attributable to non-impaired loans was partially offset by an increase in the provision for specific losses recognized on nonperforming loans charged off or individually evaluated for impairment between comparative periods.

Additional information regarding the allowance for loan losses and the associated provisions recognized during the three months ended March 31, 2018 is presented in Note 11 to the unaudited consolidated financial statements as well as the Comparison of Financial Condition at March 31, 2018 and June 30, 2017.

Non-Interest Income. Non-interest income, excluding gains and losses on the sale of securities and gains and losses on the sale and write-down of real estate owned, increased by $1.1 million to $3.5 million for the three month period ended March 31, 2018 from $2.4 million for the three months ended March 31, 2017. The increase in non-interest income primarily reflected a $1.0 million increase in fees and service charges, including electronic banking fees and charges.  The noted increase was largely attributable to an increase in loan prepayment penalties while also reflecting an increase in deposit-related service charges.

The increase in non-interest income also reflected an increase in the gain on sale of loans of $101,000. The increase in loan sale gains partly reflected an increase in gains associated with residential mortgage loans sold in conjunction with the Company’s mortgage banking strategy coupled with an increase in SBA loan sale gains between comparative periods. In both cases, such increases primarily reflected a higher volume of loans originated and sold between comparative periods.

The increase in non-interest income was partially offset by a $52,000 decrease in the income recognized on bank-owned life insurance attributable to the continuing effects of lower market interest rates on the yields earned by the Company on its underlying policies.

We also recognized net gains totaling $7,000 arising from the write down and sale of REO during the three months ended March 31, 2018 compared to net losses totaling $106,000 recognized during the earlier comparative period.  Additionally, we recognized net losses on the sale of securities of $1,000 and $22,000 during the three months ended March 31, 2018 and March 31, 2017, respectively.

The remaining changes in the other components of non-interest income between comparative periods generally reflected normal operating fluctuations within those line items.

Non-Interest Expenses. Non-interest expense increased by $1.5 million to $22.5 million for the three months ended March 31, 2018 from $21.0 million for the three months ended March 31, 2017. The increase in non-interest expense partly reflected the recognition of $401,000 in merger-related expenses related to the Company’s acquisition of Clifton.  The Company estimates that net income was adversely impacted by approximately $379,000 for merger-related expenses recognized during the three months ended March 31, 2018 due to their limited income tax deductibility.

The remaining $1.1 million increase in non-interest expense primarily included increases in salary and employee benefits expense, premises occupancy expense, equipment and systems expense and miscellaneous expense.

Salaries and employee benefits expense increased by $458,000 to $12.9 million for the three months ended March 31, 2018 from $12.4 million for the three months ended March 31, 2017.  The increase in salaries and employee benefit expense was largely attributable to increases in non-executive wages and salaries for fiscal 2018 coupled with the cost of staffing additions within certain lending, business development and operational support functions.  These increases were partially offset by a decrease in ESOP expense reflecting a decrease in the average market price of the Company’s shares of common stock between comparative periods.

The increase in premises occupancy expense partly reflected increases in facility lease expenses, arising primarily from costs associated with forthcoming branch additions and relocations, coupled with increases in facility repairs and maintenance and depreciation expenses relating to existing administrative and branch facilities.  The increase in premises occupancy expense also reflected an increase in property tax expense arising from the effects of successful real estate tax appeals negotiated and settled during the earlier comparative period coupled with current period increases attributable to the forthcoming branch additions noted earlier.

The increase in equipment and systems expense was partly attributable to increases in service provider expenses supporting core processing and electronic banking delivery channels as well as increases in internal information technology infrastructure costs.

The increase in miscellaneous expense partly reflected an increase in expenses associated with the management and maintenance of the Company’s repossessed real estate coupled with an increase in bad debt expense between comparative periods.  These increases were partially offset by a decrease in regulatory oversight and examination expense primarily attributable to the Bank’s conversion from a federally-charted stock savings bank to a nonmember New Jersey state-chartered stock savings bank in June 2017. The remaining components of the variance generally reflected less noteworthy operating fluctuations within other miscellaneous expenses.

Provision for Income Taxes. The provision for income taxes increased by $714,000 to $2.3 million for the three months ended March 31, 2018 from $1.5 million for the three months ended March 31, 2017.  The increase in income tax expense partly reflected the underlying differences in the level of the taxable portion of pre-tax income between comparative periods while also reflecting changes in our effective income tax rate between comparative periods.

Our effective tax rate during the three month period ended March 31, 2018 was 29.6%.  In relation to statutory income tax rates, the effective income tax rate for the three months ended March 31, 2018 partly reflected the effects of recurring sources of tax-favored income included in pre-tax income.  Additionally, the effective income tax rate for the three months ended March 31, 2018 reflected the impact of federal income tax reform that was codified through the passage of the Act on December 22, 2017.  The Act permanently reduced the Company’s federal income tax rate from 35% to 21% while also including other provisions that altered the deductibility of certain recurring expenses recognized by the Company.  For the current transition year ending June 30, 2018, the Company’s statutory federal income tax rate has been reduced to 28%, reflecting effective statutory rates of 35% and 21% for the first and second halves of the year, respectively.  For the fiscal year ending June 30, 2019 and thereafter, the Company’s statutory federal income tax rate will be reduced to 21%.  The impact of the decrease in the statutory federal income tax rate on the Company’s effective income tax rate was partially offset by the recognition of certain non-deducible merger-related expenses during the period.

By comparison, our effective tax rate during the three month period March 31, 2017 was 27.6%.  As above, the effective income tax rate for the three months ended March 31, 2017 reflected the effects of recurring sources of tax-favored income included in pre-tax income.  However, the lower effective income tax rate for the earlier comparative period also reflected the effects of non-recurring tax deductions recognized on the disqualifying disposition of incentive stock options by employees.

Comparison of Operating Results for the Nine Months Ended March 31, 2018 and March 31, 2017

General. Net income for the nine months ended March 31, 2018 was $11.9 million, or $0.15 per diluted share; a decrease of $2.3 million from $14.2 million, or $0.17 per diluted share, for the nine months ended March 31, 2017. The decrease in net income primarily reflected increases in non-interest expense and income tax expense.  These factors were partially offset by increases in net interest income and non-interest income as well as a decrease in the provision for loan losses.

As discussed in greater detail below, the noted increase in income tax expense primarily reflected the impact of federal income tax reform that was codified during the nine months ended March 31, 2018 while the noted increase in non-interest expense partly reflected the recognition of certain merger-related expenses related to the Company’s acquisition of Clifton.

Net Interest Income. Net interest income for the nine months ended March 31, 2018 was $80.7 million; an increase of $4.8 million from $75.8 million for the nine months ended March 31, 2017. The increase in net interest income between the comparative periods resulted from an increase in interest income of $12.0 million that was partially offset by a $7.2 million increase in interest expense. The increase in interest income was attributable to an increase in the average balance of interest-earning assets coupled with an increase in their average yield. The increase in interest expense resulted from an increase in the average balance of interest-bearing liabilities coupled with an increase in their average cost.

These factors contributed to a one basis point decrease in our net interest rate spread to 2.13% for the nine months ended March 31, 2018 from 2.14% for the nine months ended March 31, 2017. The increase in the net interest rate spread reflected a 15 basis points increase in the average yield on interest-earning assets to 3.40% for the nine months ended March 31, 2018 from 3.25% for the nine months ended March 31, 2017.  For those same comparative periods, the average cost of interest-bearing liabilities increased by 16 basis points to 1.27% from 1.11%.  A discussion of the factors contributing to changes in the average yield and average cost of categories within interest-earning assets and interest-bearing liabilities, respectively, is presented in the separate discussion and analysis of interest income and interest expense below.

The factors resulting in the reported increase in our net interest rate spread also affected our net interest margin.  In total, the Company’s net interest margin decreased one basis point to 2.41% for the nine months ended March 31, 2018 compared to 2.42% for the nine months ended March 31, 2017.

Interest Income. Total interest income increased $12.0 million to $114.2 million for the nine months ended March 31, 2018 from $102.1 million for the nine months ended March 31, 2017. The increase in interest income partly reflected a $286.2 million increase in the average balance of interest-earning assets to $4.47 billion for the nine months ended March 31, 2018 from $4.19 billion for the nine months ended March 31, 2017.  For those same comparative periods, the yield on earning assets increased by 15 basis points to 3.40% from 3.25%.

Interest income from loans increased $10.5 million to $91.8 million for the nine months ended March 31, 2018 from $81.3 million for the nine months ended March 31, 2017. The increase in interest income on loans was attributable to a net increase in the average balance of loans that was partially offset by a decline in the average yield.

The average balance of loans increased by $394.6 million to $3.27 billion for the nine months ended March 31, 2018 from $2.87 billion for the nine months ended March 31, 2017.  The increase in the average balance of loans primarily reflected an aggregate increase of $421.5 million in the average balance of commercial and construction loans to $2.60 billion for the nine months ended March 31, 2018 from $2.18 billion for the nine months ended March 31, 2017. Our commercial loans generally comprise commercial mortgage loans, including multi-family and nonresidential mortgage loans, as well as secured and unsecured commercial business loans while construction loans generally include loans secured by one- to four-family residential, multi-family and non-residential properties.

The increase in the average balance of commercial and construction loans was partially offset by a $17.4 million decrease in the average balance of residential mortgage loans to $649.3 million for the nine months ended March 31, 2018 from $666.7 million for the nine months ended March 31, 2017. Our residential mortgages generally comprise one- to four-family first mortgage loans, home equity loans and home equity lines of credit.

For those same comparative periods, the average balance of other loans, primarily comprising unsecured consumer term loans, account loans and deposit account overdraft lines of credit, decreased by $8.8 million to $13.0 million from $21.8 million.  The decrease in the average balance of other loans largely reflected a decrease in the average outstanding balance of unsecured consumer term loans acquired through Lending Club.

The effect on interest income attributable to the net increase in the average balance of loans was partially offset by the noted decrease in their average yield. The average yield on loans decreased by three basis points to 3.74% for the nine months ended March 31, 2018 from 3.77% for the nine months ended March 31, 2017.  The reduction in the overall yield on our loan portfolio largely reflected the effect of the comparatively lower average yield on most newly originated loans in relation to that of the portfolio of existing loans which has reduced the overall yield of the aggregate portfolio.

Interest income from mortgage-backed securities decreased by $2.4 million to $8.6 million for the nine months ended March 31, 2018 from $10.9 million for the nine months ended March 31, 2017. The decrease in interest income reflected a decrease in the average balance of mortgage-backed securities that was partially offset by an increase in their average yield.

The average balance of mortgage-backed securities decreased by $149.4 million to $501.8 million for the nine months ended March 31, 2018 from $651.2 million for the nine months ended March 31, 2017. The decrease in the average balance of mortgage-backed securities largely reflected the level of aggregate principal repayments outpacing aggregate security purchases.  For those same comparative periods, the average yield on mortgage-backed securities increased by three basis points to 2.27% from 2.24%.

Interest income from debt securities increased by $3.4 million to $11.7 million for the nine months ended March 31, 2018 from $8.4 million for the nine months ended March 31, 2017. The increase in interest income reflected an increase in the average balance of debt securities coupled with an increase in their average yield.

The increase in the average balance of debt securities was partly attributable to a $64.2 million increase in the average balance of taxable securities to $498.6 million for the nine months ended March 31, 2018 from $434.4 million for the nine months ended March 31, 2017. The increase in taxable securities was augmented with a $12.7 million increase in the average balance of tax-exempt securities to $125.5 million from $112.7 million.

The average yield on debt securities increased by 47 basis points to 2.51% for the nine months ended March 31, 2018 from 2.04% for the nine months ended March 31, 2017.  The increase in the average yield reflected a 58 basis points increase in the yield on taxable securities to 2.63% during the nine months ended March 31, 2018 from 2.05% during the nine months ended March 31, 2017.  The increase in yield on taxable securities was largely attributable to floating rate securities whose interest rates have increased due to recent increases in short-term market interest rates.  For those same comparative periods, the yield on tax-exempt securities increased by three basis points to 2.03% from 2.00%.

Interest income from other interest-earning assets increased by $578,000 to $2.1 million for the nine months ended March 31, 2018 from $1.5 million for the nine months ended March 31, 2017 reflecting an increase in their average yield that was partially offset by a decrease in their average balance.  The average yield on other interest-earning assets increased by 183 basis points to 3.58% for the nine months ended March 31, 2018 from 1.75% for the nine months ended March 31, 2017.  For those same comparative periods, the average balance of other interest-earning assets decreased by $35.9 million to $76.8 million from $112.7 million.

The increase in average yield of other interest earning assets primarily reflected the effects of recent increases in short-term market interest rates on the yield on Company’s short-term liquid assets.  The corresponding decrease in the average balance largely reflected the Company’s efforts to reduce the opportunity cost of maintaining excess liquidity by reinvesting a portion of cash and cash equivalents into the loan portfolio.  The effect of these efforts was partially offset by an increase in the average balance of the Bank’s required investment in FHLB stock.

Interest Expense. Total interest expense increased by $7.2 million to $33.5 million for the nine months ended March 31, 2018 from $26.3 million for the nine months ended March 31, 2017. The increase in interest expense resulted from an increase in the average balance of interest-bearing liabilities coupled with an increase in their average cost. The average balance of interest-bearing liabilities increased by $382.0 million to $3.53 billion for the nine months ended March 31, 2018 from $3.14 billion for the nine months ended March 31, 2017. For those same comparative periods, the average cost of interest-bearing liabilities increased 16 basis points to 1.27% from 1.11%.

Interest expense attributed to deposits increased by $3.7 million to $19.9 million for the nine months ended March 31, 2018 from $16.2 million for the nine months ended March 31, 2017. The increase in interest expense was attributable to increases in the average balance and average cost of interest-bearing deposits.

The average balance of interest-bearing deposits increased by $214.8 million to $2.72 billion for the nine months ended March 31, 2018 from $2.50 billion for the nine months ended March 31, 2017. The increase in the average balance was reflected across all categories of interest-bearing deposits. For the comparative periods noted, the average balance of interest-bearing checking accounts increased by $105.6 million to $861.2 million from $755.6 million, the average balance of certificates of deposit increased by $108.9 million to $1.34 billion from $1.23 billion and the average balance of savings and club accounts increased by $322,000 to $518.4 million from $518.1 million.

The average cost of interest-bearing deposits increased by 12 basis points to 0.98% for the nine months ended March 31, 2018 from 0.86% for the nine months ended March 31, 2017. The net increase in the average cost largely reflected increases in the average cost of certificates of deposit and interest-bearing checking accounts that were partially offset by a decrease in the cost of savings and club accounts.  For the comparative periods noted, the average cost of certificates of deposit increased 11 basis points to 1.42% from 1.31% while the average cost of interest-bearing checking accounts increased 16 basis points to 0.80% from 0.64%.  For these same comparative periods, the average cost of savings and club accounts decreased one basis point to 0.12% from 0.13%.

Interest expense attributed to borrowings increased by $3.5 million to $13.6 million for the nine months ended March 31, 2018 from $10.1 million for the nine months ended March 31, 2017. The increase in interest expense on borrowings reflected an increase in their average balance coupled with an increase in their average cost.  The average balance of borrowings increased by $167.2 million to $809.8 million for the nine months ended March 31, 2018, from $642.6 million for the nine months ended March 31, 2017.  For those same comparative periods, the average cost of borrowings increased by 14 basis points to 2.23% from 2.09%.

The increase in the average balance of borrowings primarily reflected a $173.0 million increase in the average balance of FHLB advances to $777.8 million for the nine months ended March 31, 2018 from $604.7 million for the nine months ended March 31, 2017. For those same comparative periods, the average cost of FHLB advances increased by 11 basis points to 2.31% from 2.20%.  The increase in the average balance of borrowings primarily reflected the effect of additional short-term FHLB advances drawn during the latter half of fiscal 2017 to fund a portion of our growth during the prior fiscal year.  We utilized interest rate derivatives at the time the borrowings were drawn to effectively swap their rolling 90-day maturity/repricing characteristics into fixed rates for longer terms.

The increase in the average balance of borrowings was partially offset by a $5.8 million decrease in the average balance of other borrowings, comprised primarily of depositor sweep accounts, to $32.0 million from $37.9 million. The average cost of other borrowings increased by two basis points to 0.37% from 0.35% between the same comparative periods.

Provision for Loan Losses. The provision for loan losses decreased by $2.2 million to $2.0 million for the nine months ended March 31, 2018 from $4.2 million for the nine months ended March 31, 2017.  The decrease was partly attributable to a lower provision on non-impaired loans evaluated collectively for impairment that was partially offset by an increase in the provision attributable to losses recognized on loans individually reviewed for impairment.

Regarding the provision on non-impaired loans, the net decrease in the provision expense largely reflected the lower growth in the outstanding balance of loans collectively evaluated for impairment during the nine months ended March 31, 2018 compared to the nine months ended March 31, 2017. To a lesser extent, the change in the provision on such loans also reflected the comparative effects of periodic updates to historical and environmental loss factors between periods.

The decrease in provision expense attributable to non-impaired loans was partially offset by an increase in the provision for specific losses recognized on nonperforming loans charged off or individually evaluated for impairment between comparative periods.

Additional information regarding the allowance for loan losses and the associated provisions recognized during the nine months ended March 31, 2018 is presented in Note 11 to the unaudited consolidated financial statements as well as the Comparison of Financial Condition at March 31, 2018 and June 30, 2017.

Non-Interest Income. Non-interest income, excluding gains and losses on the sale of securities and gains and losses on the sale and write-down of real estate owned, increased by $1.6 million to $10.0 million for the nine month period ended March 31, 2018 from $8.4 million for the nine months ended March 31, 2017.  The increase in non-interest income primarily reflected a $1.8 million increase in fees and service charges, including electronic banking fees and charges.  The noted increase included an increase in loan-related fees and charges, primarily attributable to an increase in loan prepayment penalties, while also reflecting an increase in deposit-related service charges.

The increase in non-interest income was partially offset by a decrease in the gain on sale of loans of $127,000. The decrease in loan sale gains partly reflected a decrease in SBA loan sale gains that primarily reflected a lower volume of loans originated and sold between comparative periods.  The decrease in loan sale gains was partially offset by an increase in sale gains associated with residential mortgage loans sold in conjunction with the Company’s mortgage banking strategy.

The increase in non-interest income also reflected a $161,000 decrease in the income recognized on bank-owned life insurance attributable to the continuing effects of lower market interest rates on the yields earned by the Company on its underlying policies.

We also recognized net losses totaling $79,000 arising from the write down and sale of REO during the nine months ended March 31, 2018 compared to net losses of $109,000 recognized during the earlier comparative period.  Additionally, we recognized net losses of $1,000 on sale of securities during each of the nine month periods ended March 31, 2018 and March 31, 2017.

The remaining changes in the other components of non-interest income between comparative periods generally reflected normal operating fluctuations within those line items.

Non-Interest Expenses. Non-interest expense increased by $7.5 million to $66.6 million for the nine months ended March 31, 2018 from $59.1 million for the nine months ended March 31, 2017. The net increase in non-interest expense partly reflected the recognition of $1.6 million in merger-related expenses related to the Company’s acquisition of Clifton.  The Company estimates that net income was adversely impacted by approximately $1.4 million for merger-related expenses recognized during the nine months ended March 31, 2018 due to their limited income tax deductibility.

The remaining $5.9 million increase in non-interest expense primarily included increases in salary and employee benefits expense, premises occupancy expense, equipment and systems expense, advertising and marketing expense and director compensation expense that were partially offset by a decrease in miscellaneous expense.

Salaries and employee benefits expense increased by $3.8 million to $38.7 million for the nine months ended March 31, 2018 from $34.9 million for the nine months ended March 31, 2017.  The increase in salaries and employee benefit expense was partly attributable to an increase in employee stock benefit plan expenses arising from the granting of benefits to employees under the terms of the Company’s 2016 Equity Incentive Plan approved by stockholders in October 2016.  The increase also reflected annual increases in non-executive wages and salaries for fiscal 2018 and the cost of staffing additions within certain lending, business development and operational support functions.  The noted increase in salaries and employee benefits expense also reflected increases in expenses associated with health insurance and employee retirement plan expenses.  These increases were partially offset by decreases in employee bonus and commission compensation expenses as well as a decrease in ESOP expense reflecting a decrease in the average market price of the Company’s shares of common stock between comparative periods.

The increase in premises occupancy expense partly reflected increases in facility lease expenses, arising primarily from costs associated with forthcoming branch additions and relocations, coupled with increases in facility repairs and maintenance and depreciation expenses relating to existing administrative and branch facilities.  The increase in premises occupancy expense also reflected an increase in property tax expense arising from the effects of successful real estate tax appeals negotiated and settled during the earlier comparative period coupled with current period increases attributable to the forthcoming branch additions noted earlier.

The increase in equipment and systems expense was partly attributable to increases in service provider expenses supporting core processing and electronic banking delivery channels as well as increases in internal information technology infrastructure costs.

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

The noted increases in non-interest expense were partially offset by a decrease in miscellaneous expense that was largely attributable to a decrease in regulatory oversight and examination expense.  The decrease was primarily attributable to the Bank’s conversion from a federally-charted stock savings bank to a nonmember New Jersey state-chartered stock savings bank in June 2017.  The remaining components of the variance generally reflected less noteworthy operating fluctuations within other miscellaneous expenses.

Provision for Income Taxes. The provision for income taxes increased by $3.4 million to $10.1 million for the nine months ended March 31, 2018 from $6.7 million for the nine months ended March 31, 2017.  The variance in income tax expense partly reflected the impact of the underlying differences in the level of the taxable portion of pre-tax income between comparative periods.  However, the increase in income tax expense also reflected the impact of federal income tax reform that was codified through the passage of the Act on December 22, 2017.  As discussed earlier, the Act permanently reduced the Company’s federal income tax rate from 35% to 21% while also including other provisions that altered the deductibility of certain recurring expenses recognized by the Company.  The provisions of the Act resulted in a $3.5 million net reduction in the carrying value of the Company’s deferred income tax assets and liabilities with an equal and offsetting charge to income tax expense during the nine months ended March 31, 2018.  The $3.5 million charge to income tax expense resulted from a $4.9 million charge to reflect the reduced carrying value of the Company’s net deferred tax asset attributable to timing differences in the recognition of certain income and expense items for financial statement reporting purposes versus that recognized for income tax reporting purposes.  That charge was partially offset by a $1.4 million reduction in the net deferred income tax liability primarily attributable to the net unrealized gains and losses on the Company’s interest rate derivatives and available for sale securities portfolios.

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

Our effective tax rates during the nine month periods ended March 31, 2018 and March 31, 2017 were 46.1% and 32.1%.  In relation to statutory income tax rates, the effective tax rate for both periods reflected the effects of recurring sources of tax-favored income included in pre-tax income.  However, the effective tax rate for the nine months ended March 31, 2018 reflected the effects of federal income tax reform and certain non-deductible merger-related expenses, as discussed earlier, whose effects collectively increased the effective income tax rate during the period.  By contrast, the effective income tax rate for the nine months ended March 31, 2017 reflected the effects of non-recurring tax deductions recognized on the disqualifying disposition of incentive stock options by employees which decreased the effective income tax rate during the period.

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

The Bank is required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure a safe operation. The balance of our cash and cash equivalents decreased by $39.9 million to $38.3 million at March 31, 2018 from $78.2 million at June 30, 2017.  The decrease in the balance of cash and cash equivalents largely reflected the Company’s ongoing effort to enhance earnings by generally reducing the level of lower-yielding, short-term liquid assets to only the amount needed to fund the Company’s strategic initiatives while meeting its operational and risk management objectives.  Toward that end, the Company’s average balance of cash and equivalents declined to $57.1 million for the nine months ended March 31, 2018 compared to their average balance of $100.3 million for the prior fiscal year ended June 30, 2017.

Investments that formally qualify as liquid assets are supplemented by our portfolio of securities classified as available for sale whose balances at March 31, 2018 included $142.3 million of mortgage-backed securities and $542.5 million of debt securities that can readily be sold if necessary.

At March 31, 2018, the Company had outstanding commitments to originate and purchase loans held in portfolio totaling approximately $48.3 million while such commitments totaled $95.2 million at June 30, 2017.  As of those same dates, the Company’s pipeline of loans held for sale included $9.3 million and $18.4 million of “in process” loans, respectively, whose terms included interest rate locks to borrowers that were paired with a “non-binding” best-efforts commitment to sell the loan to a buyer at a fixed price and within a predetermined timeframe after the sale commitment is established.

Construction loans in process and unused lines of credit were $14.4 million and $63.3 million, respectively, at March 31, 2018 compared to $8.1 million and $60.7 million, respectively, at June 30, 2017. The Company is also subject to the contingent liabilities resulting from letters of credit whose outstanding balances totaled $638,000 and $715,000 at March 31, 2018 and June 30, 2017, respectively.

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

As noted earlier, for the nine months ended March 31, 2018, the balance of total deposits increased by $137.7 million to $3.07 billion from $2.93 billion at June 30, 2017.  The net increase in deposits reflected a net increase in non-interest-bearing checking accounts totaling $2.8 million coupled with an increase in interest-bearing deposits totaling $134.9 million.  The increase in interest-bearing deposits included an increase in the balance of interest-bearing checking accounts totaling $24.1 million and an increase in the balance of certificates of deposit totaling $118.9 million that were partially offset by a decrease in the balance of savings and club accounts totaling $8.2 million.  The balance of certificates of deposit with maturities within one year increased to $691.9 million at March 31, 2018 compared to $610.8 million at June 30, 2017 with such balances representing 49.1% and 47.3% of total certificates of deposit at the close of each period, respectively.

Advances from the FHLB of New York are available to supplement the Company’s liquidity position and, to the extent that maturing deposits do not remain with the Company, management may replace such funds with advances. As of March 31, 2018, the Company’s outstanding balance of FHLB advances, excluding fair value adjustments, totaled $775.6 million. Of these advances, $145.0 million represent long-term, fixed-rate advances maturing in 2023 that have terms enabling the FHLB to call the borrowing at their option prior to maturity. The remaining balance of long-term, fixed rate advances includes one $5.2 million term advance maturing during fiscal 2018 and one fixed-rate, amortizing advance maturing in 2021 with an outstanding balance of $388,000 at March 31, 2018.  Short-term FHLB advances at March 31, 2018 included $625.0 million of fixed-rate borrowings which have been effectively converted to longer duration funding sources through the use of interest rate derivatives.

The Company has the capacity to borrow additional funds from the FHLB, through a line of credit or by taking additional short-term or long-term advances. Such borrowings are an option available to management if funding needs change or to modify the effective duration of liabilities. Most of the Bank’s mortgage-backed and debt securities are held in safekeeping at the FHLB of New York and the Federal Reserve Bank of New York, with a majority being available as collateral if necessary. As of March 31, 2018, the Bank’s remaining borrowing potential at the FHLB of New York totaled $971.9 million. In addition to the FHLB advances, the Bank has other borrowings totaling $76.4 million at March 31, 2018 representing $34.4 million in overnight “sweep account” balances linked to customer demand deposits and $42.0 million in other overnight borrowings drawn for liquidity management purposes.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of March 31, 2018, the Company and the Bank exceeded all capital requirements of federal banking regulators.

The following table sets forth the Bank’s capital position at March 31, 2018 and June 30, 2017, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At March 31, 2018
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$773,713	23.37%	$264,856	8.00%	$331,070	10.00%
Tier 1 capital (to risk-weighted assets)	743,465	22.46%	198,642	6.00%	264,856	8.00%
Common equity tier 1 capital (to risk-weighted assets)	743,465	22.46%	148,981	4.50%	215,195	6.50%
Tier 1 capital (to adjusted total assets)	743,465	15.69%	189,521	4.00%	236,901	5.00%

	At June 30, 2017
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$753,790	23.30%	$258,809	8.00%	$323,512	10.00%
Tier 1 capital (to risk-weighted assets)	724,504	22.39%	194,107	6.00%	258,809	8.00%
Common equity tier 1 capital (to risk-weighted assets)	724,504	22.39%	145,580	4.50%	210,283	6.50%
Tier 1 capital (to adjusted total assets)	724,504	15.47%	187,308	4.00%	234,136	5.00%

The following table sets forth the Company’s capital position at March 31, 2018 and June 30, 2017, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At March 31, 2018
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$897,272	26.97%	$266,144	8.00%
Tier 1 capital (to risk-weighted assets)	867,024	26.06%	199,608	6.00%
Common equity tier 1 capital (to risk-weighted assets)	867,024	26.06%	149,706	4.50%
Tier 1 capital (to adjusted total assets)	867,024	18.22%	190,307	4.00%

	At June 30, 2017
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$974,545	29.98%	$260,065	8.00%
Tier 1 capital (to risk-weighted assets)	945,259	29.08%	195,049	6.00%
Common equity tier 1 capital (to risk-weighted assets)	945,259	29.08%	146,287	4.50%
Tier 1 capital (to adjusted total assets)	945,259	20.11%	188,012	4.00%

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving the Bank’s facilities. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase securities or mortgage-backed securities and commitments to extend credit to meet the financing needs of our customers. At March 31, 2018, we had no significant off-balance sheet commitments to purchase securities or for capital expenditures.

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

Based upon the findings of our internal interest rate risk analysis, we are generally considered to be liability sensitive. Liability sensitivity is generally attributable to the comparatively shorter contractual maturity and/or re-pricing characteristics of the institution’s deposits and borrowings versus those of its loans and investment securities.

Our liability-based funding sources totaled $3.92 billion at March 31, 2018 and comprised $3.07 billion of total deposits and $852.0 million of total borrowings.  Total deposits as of that date included certificates of deposit totaling $1.41 billion representing 46.0% of total deposits and 36.0% of total funding.  The interest rates paid on the Company’s certificates of deposit are generally fixed until maturity at which time the customer has the option to “re-price” the certificate for a new interest rate and/or term to maturity.  Alternately, the customer may opt to transfer or close the account at maturity.  Given these considerations, the degree of liability sensitivity of the Company’s certificates of deposit is largely determined by the aggregate term to maturity characteristics of the underlying accounts.  In this regard, $691.9 million, or 49.1%, of our certificates of deposit mature within one year with an additional $420.8 million, or 29.8%, of our certificates of deposit maturing after one year but within two years. The remaining $297.3 million or 21.1% of certificates at March 31, 2018 have remaining terms to maturity exceeding two years.

The liability sensitivity of the Company’s certificates of deposit is also affected by the degree to which interest rates offered and paid on such accounts reflect movements in overall market interest rates.  The Company’s offering rates on certificates of deposit are generally correlated to current market interest rates for similar terms to maturity.  The degree of such correlation is reflected in the direction, timing and magnitude of changes in certificate of deposit offering rates by term in relation to those of comparable market interest rates.  A greater correlation between movements in certificate of deposit offering rates to movements in comparable duration market interest rates implies a greater degree of liability sensitivity, and vice versa.

In addition to certificates of deposit, the balance of deposits at March 31, 2018 also included “non-maturity” deposit balances totaling $1.66 billion representing 54.0% of total deposits and 42.3% of total funding.  Such balances included interest-bearing checking accounts and savings and club accounts totaling $871.8 million and $515.8 million, respectively, as well as non-interest-bearing checking account balances totaling $270.2 million at March 31, 2018.  Historically, the repricing characteristics of Company’s interest-bearing, non-maturity accounts are generally correlated to movements in short-term market interest rates.  As above, the degree of such correlation is generally determined by the direction, timing and magnitude of changes in interest rates paid on non-maturity deposits in relation to those of short-term market interest rates.

Excluding fair value adjustments, the balance of FHLB advances totaled $775.6 million at March 31, 2018 and comprised both short-term and long-term advances with fixed rates of interest. Short-term FHLB advances generally have original maturities of less than one year and may include overnight borrowings which the Bank typically utilizes to address short term funding needs as they arise. Short-term FHLB advances at March 31, 2018 included $625.0 million of 90-day FHLB term advances that are generally forecasted to be periodically redrawn at maturity for the same 90 day term as the original advance. Based on this presumption, the Bank has utilized interest rate derivatives to extend the effective duration of each of these advances at the time they were drawn thereby effectively fixing their cost for longer periods of time.  Given the effects of the interest rate derivatives, the effective fixed-rate, weighted average remaining term to maturity of the noted advances was 3.71 years at March 31, 2018.

Long-term advances generally include advances with original maturities of greater than one year. At March 31, 2018, our outstanding balance of long-term FHLB advances totaled $150.6 million. Such advances included $145.0 million of fixed-rate, callable term advances and $5.2 million of fixed-rate, non-callable term advances as well as a $388,000 fixed-rate amortizing advance.  The weighted average remaining term to maturity of the Company’s long-term, fixed rate FHLB advances was 4.9 years at March 31, 2018.

In addition to FHLB advances, the balance of borrowings at March 31, 2018 also included $42.0 million in overnight borrowings drawn for liquidity management purposes and $34.4 in overnight “sweep account” balances linked to customer demand deposits.

With respect to the maturity and re-pricing of our interest-earning assets, at March 31, 2018, $38.9 million, or 1.2% of our total loans, will reach their contractual maturity dates within one year with the remaining $3.31 billion, or 98.8% of total loans having remaining terms to contractual maturity in excess of one year. Of loans maturing after one year, $1.43 billion had fixed rates of interest while the remaining $1.88 billion had adjustable rates of interest, with such loans representing 42.8% and 56.1% of total loans, respectively.

At March 31, 2018, $3.4 million, or 0.3% of our total securities, will reach their contractual maturity dates within one year with the remaining $1.14 billion, or 99.7% of total securities, having remaining terms to contractual maturity in excess of one year. Of the latter category, $598.6 million comprising 52.3% of our total securities had fixed rates of interest while the remaining $542.2 million comprising 47.4% of our total securities had adjustable or floating rates of interest.

At March 31, 2018, mortgage-related assets, including mortgage loans and mortgage-backed securities, totaled $3.70 billion and comprised 75.0% of total assets. In addition to remaining term to maturity and interest rate type as discussed above, other factors contribute significantly to the level of interest rate risk associated with mortgage-related assets. In particular, the scheduled amortization of principal and the borrower’s option to prepay any or all of a mortgage loan’s principal balance, where applicable, have a significant effect on the average lives of such assets and, therefore, the interest rate risk associated with them. In general, the prepayment rate on lower yielding assets tends to slow as interest rates rise due to the reduced financial incentive for borrowers to refinance their loans. By contrast, the prepayment rate of higher yielding assets tends to accelerate as interest rates decline due to the increased financial incentive for borrowers to prepay or refinance their loans to comparatively lower interest rates. These characteristics tend to diminish the benefits of falling interest rates to liability sensitive institutions while exacerbating the adverse impact of rising interest rates.

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

In general, the interest rates paid on our deposits tend to be determined based upon the level of shorter-term interest rates. By contrast, the interest rates earned on our loans and investment securities generally tend to be based upon the level of comparatively longer-term interest rates to the extent such assets are fixed-rate in nature. As such, the overall “spread” between shorter-term and longer-term interest rates when earning assets and costing liabilities re-price greatly influences our overall net interest spread over time. In general, a wider spread between shorter-term and longer-term interest rates, implying a “steeper” yield curve, is beneficial to our net interest spread. By contrast, a narrower spread between shorter-term and longer-term interest rates, implying a “flatter” yield curve, or a negative spread between those measures, implying an inverted yield curve, adversely impacts our net interest spread.

We continue to execute various strategies to mitigate the risk to our net interest rate spread and margin arising from adverse changes in interest rates and the shape of the yield curve. Such strategies include deploying excess liquidity in higher yielding interest-earning assets, such as commercial loans and investment securities, while continuing to limiting increases our cost of interest-bearing liabilities while extending their duration through various deposit pricing strategies. For example, we have extended the duration of our wholesale funding sources through cost effective use of interest rate derivatives that effectively converted short-term wholesale funding sources into longer-term, fixed-rate funding sources.

Notwithstanding these efforts, the risk of further net interest rate spread and margin compression is significant as the yield on our interest-earning assets continues to reflect the impact of the greater declines in longer term market interest rates in prior years compared to the lesser concurrent reductions in shorter term market interest rates that affect the cost of our interest-bearing liabilities. Moreover, our liability sensitivity may adversely affect net income in the future as market interest rates continue to increase from their prior historical lows and our cost of interest-bearing liabilities may rise faster than our yield on interest-earning assets.  This risk to earnings could be exacerbated by the flattening of the yield curve through which recent increases in shorter term market interest rates have recently outpaced increases in longer term market interest rates.

Given the inherent liability sensitivity of our balance sheet, our business plan also calls for greater expansion into C&I and construction lending. Toward that end, we are continuing to expand our retail lending resources with an experienced team of business lenders focused on the origination of floating-rate and shorter-term fixed-rate loans and the corresponding core deposit account balances typically associated with such relationships. We have also developed an interest rate risk management strategy through which certain longer-duration, fixed-rate commercial mortgage loan originations may be effectively converted into floating-rate assets through the use of interest rate derivatives in loan-level hedging transactions.  As a complement to these retail business lending strategies, we have also implemented strategies through which floating-rate and other shorter-term fixed-rate C&I and consumer loans are acquired through wholesale resources.

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

The Board of Directors has assigned the responsibility for the operational aspects of the ALM program to our Asset/Liability Management Committee (“ALCO”). The ALCO is a management committee comprising the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Lending Officer, Director of Retail Banking, Chief Risk Officer, Treasurer/Chief Investment Officer and Chief Accounting Officer. Additional members of our management team may be asked to participate on the ALCO, as appropriate.

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

•	ensuring the periodic independent validation of the Bank’s ALM risk management policies and operating practices and controls; and
•	conducting periodic ALCO committee meetings to review all matters relating to ALM strategies and risk management activities.

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

As illustrated in the tables below, our EVE would be negatively impacted by an increase in interest rates. This result is expected given our liability sensitivity noted earlier. Specifically, based upon the comparatively shorter maturity and/or re-pricing characteristics of our interest-bearing liabilities compared with that of our interest-earning assets, an upward movement in interest rates would have a disproportionately adverse impact on the present value of our assets compared to the beneficial impact arising from the reduced present value of our liabilities. Hence, our EVE and EVE ratio decline in the increasing interest rate scenarios. The low level of interest rates prevalent at March 31, 2018 and June 30, 2017 precluded the modeling of certain decreasing rate scenarios as parallel downward shifts in the yield curve would have resulted in negative interest rates for several points along that curve as of those analysis dates.

The following tables present the results of our internal EVE analysis as of March 31, 2018 and June 30, 2017, respectively.

	March 31, 2018
	Economic Value of Equity ("EVE")			EVE as a % of Present Value of Assets
Change in Interest Rates	$ Amount of EVE	$ Change in EVE	% Change in EVE	EVE Ratio	Change in EVE Ratio
	(Dollars in Thousands)
+300 bps	816,249	(133,054)	(14)%	18.83%	(115)	bps
+200 bps	856,762	(92,541)	(10)%	19.20%	(78)	bps
+100 bps	908,395	(40,908)	(4)%	19.72%	(26)	bps
0 bps	949,303	-	-	19.98%	-
-100 bps	942,401	(6,902)	(1)%	19.36%	(62)	bps

	June 30, 2017
	Economic Value of Equity ("EVE")			EVE as a % of Present Value of Assets
Change in Interest Rates	$ Amount of EVE	$ Change in EVE	% Change in EVE	EVE Ratio	Change in EVE Ratio
	(Dollars in Thousands)
+300 bps	846,983	(147,879)	(15)%	19.60%	(176)	bps
+200 bps	903,090	(91,772)	(9)%	20.37%	(99)	bps
+100 bps	954,652	(40,210)	(4)%	20.99%	(37)	bps
0 bps	994,862	-	-	21.36%	-
-100 bps	1,020,221	25,359	3%	21.42%	6	bps

As seen in the table above, the dollar amount of EVE and the EVE ratio have declined between comparative periods across most scenarios modeled while the sensitivity of those measures to movements in interest rates remained generally stable between comparative periods.  The decrease in the EVE ratios across all rate scenarios largely reflected the overall decrease in stockholders’ equity arising from the Company’s repurchase of its shares of common stock during the nine months ended March 31, 2018.

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

As illustrated in the tables below, at both March 31, 2018 and June 30, 2017, our net interest income (“NII”) would have been only modestly impacted by a parallel upward shift in the yield curve.  In large part, the stability of NII sensitivity between comparative periods largely reflected the corresponding stability in both the composition and allocation of the Company’s interest-earning assets and interest-bearing liabilities between the comparative periods, as noted above.

To some degree, the NII-based findings contrast with those of the EVE-based analysis discussed above that indicates that the Company was generally liability sensitive at both March 31, 2018 and June 30, 2017. To a large extent, the level and direction of risk exposure assessed by the NII-based and EVE-based methodologies may differ based on the comparative terms over which risk exposure is measured by those methodologies.  As noted earlier, EVE-based analysis generally takes a longer-term view of interest rate risk by measuring changes in the present value of cash flows of interest-earning assets and interest-bearing liabilities over their expected lives.  By contrast, the NII-based analysis presented below takes a comparatively shorter-term view of interest rate risk by measuring the forecasted changes in the net interest income generated by those interest-earning assets and interest-bearing liabilities over a one-year period. As noted above, the low level of interest rates prevalent at March 31, 2018 and June 30, 2017 precluded the modeling of many decreasing rate scenarios as parallel downward shifts in the yield curve would have resulted in negative interest rates for several points along that curve as of those analysis dates.

The following tables present the results of our internal NII analysis as of March 31, 2018 and June 30, 2017, respectively.

			March 31, 2018
			Net Interest Income ("NII")
Change in Interest Rates	Balance Sheet Composition	Measurement Period	$ Amount of NII	$ Change in NII	% Change in NII
			(Dollars In Thousands)
+300 bps	Static	One Year	$113,192	$(3,473)	(2.98)%
+200 bps	Static	One Year	114,808	(1,857)	(1.59)
+100 bps	Static	One Year	116,738	73	0.06
0 bps	Static	One Year	116,665	-	-
-100 bps	Static	One Year	111,962	(4,703)	(4.03)

			June 30, 2017
			Net Interest Income ("NII")
Change in Interest Rates	Balance Sheet Composition	Measurement Period	$ Amount of NII	$ Change in NII	% Change in NII
			(Dollars In Thousands)
+300 bps	Static	One Year	$105,658	$(727)	(0.68)%
+200 bps	Static	One Year	106,436	51	0.05
+100 bps	Static	One Year	106,614	229	0.22
0 bps	Static	One Year	106,385	-	-
-100 bps	Static	One Year	104,900	(1,485)	(1.40)

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

ITEM 4.

CONTROLS AND PROCEDURES

As of the end of the period covered by this Report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2018, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	Legal Proceedings

At March 31, 2018, neither the Company nor the Bank were involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

ITEM 1A.	Risk Factors

There have been no material changes to the Risk Factors previously disclosed under Item 1A of the Company’s Form 10-Q for the quarter ended September 30, 2017 and Risk Factors previously disclosed under Item 1A of the Company’s Form 10-K for the year ended June 30, 2017, previously filed with the Securities and Exchange Commission.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The following table reports information regarding repurchases of the Company’s common stock during the quarter ended March 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2018	683,200	$14.37	683,200	1,889,044
February 1-28, 2018	-	$-	-	1,889,044
March 1-31, 2018	75,696	$13.31	75,696	1,813,348

Total	758,896	$14.26	758,896	1,813,348
(1)	On May 24, 2017, the Company announced the authorization of a second stock repurchase plan for up to 8,559,084 shares or 10% of shares then outstanding. This plan has no expiration date.
ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

The following Exhibits are filed as part of this report:

3.1	Articles of Incorporation of Kearny Financial Corp. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-198602), originally filed on September 5, 2014)
3.2	Bylaws of Kearny Financial Corp. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-198602), originally filed on September 5, 2014)
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
101

The following materials from the Company’s Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

KEARNY FINANCIAL CORP.

Date: May 9, 2018	By:	/s/ Craig L. Montanaro
Craig L. Montanaro
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

Date: May 9, 2018	By:	/s/ Eric B. Heyer
Eric B. Heyer
Executive Vice President and
Chief Financial Officer
(Principal financial and accounting officer)