Form 10-Q
period 2018-09-30
Kearny Financial Corp.
filed 2018-11-08
CIK 1617242

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

973-244-4500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filers,” “accelerated filers,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 2, 2018.

$0.01 par value common stock — 96,331,850 shares outstanding

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Share and Per Share Data)

	September 30,	June 30,
	2018	2018
	(Unaudited)
Assets
Cash and amounts due from depository institutions	$21,973	$26,199
Interest-bearing deposits in other banks	22,513	102,665
Cash and cash equivalents	44,486	128,864
Investment securities available for sale, at fair value	706,240	725,085
Investment securities held to maturity (fair value $589,130 and $579,499, respectively)	602,838	589,730
Loans held-for-sale	1,503	863
Loans receivable, including unaccreted yield adjustments of $(62,783) and $(66,567), respectively	4,660,507	4,501,348
Less allowance for loan losses	(32,731)	(30,865)
Net loans receivable	4,627,776	4,470,483
Premises and equipment	57,635	56,240
Federal Home Loan Bank of New York stock	66,428	59,004
Accrued interest receivable	19,455	18,510
Goodwill	210,895	210,895
Core deposit intangibles	6,018	6,295
Bank owned life insurance	251,410	249,816
Deferred income tax assets, net	22,136	23,754
Other real estate owned	674	725
Other assets	38,717	39,610
Total Assets	$6,656,211	$6,579,874

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest-bearing	$308,631	$311,938
Interest-bearing	3,646,190	3,761,666
Total deposits	3,954,821	4,073,604
Borrowings	1,419,424	1,198,646
Advance payments by borrowers for taxes	10,687	18,088
Other liabilities	35,198	20,788
Total Liabilities	5,420,130	5,311,126

Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 800,000,000 shares authorized; 97,753,800 shares and 99,626,400 shares issued and outstanding, respectively	978	996
Paid-in capital	897,551	922,711
Retained earnings	350,838	359,096
Unearned employee stock ownership plan shares; 3,311,510 shares and 3,361,684 shares, respectively	(32,104)	(32,590)
Accumulated other comprehensive income	18,818	18,535
Total Stockholders' Equity	1,236,081	1,268,748
Total Liabilities and Stockholders' Equity	$6,656,211	$6,579,874

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	September 30,
	2018	2017
Interest Income
Loans	$47,437	$30,473
Taxable investment securities	8,879	5,856
Tax-exempt investment securities	716	621
Other interest-earning assets	1,174	642
Total Interest Income	58,206	37,592

Interest Expense
Deposits	10,539	6,219
Borrowings	7,487	4,563
Total Interest Expense	18,026	10,782
Net Interest Income	40,180	26,810
Provision for Loan Losses	2,100	630
Net Interest Income after Provision for Loan Losses	38,080	26,180

Non-Interest Income
Fees and service charges	1,173	1,261
Gain on sale of loans	132	331
Loss on sale and write down of other real estate owned	(50)	(109)
Income from bank owned life insurance	1,594	1,267
Electronic banking fees and charges	250	278
Miscellaneous	83	66
Total Non-Interest Income	3,182	3,094

Non-Interest Expense
Salaries and employee benefits	15,642	12,793
Net occupancy expense of premises	2,736	1,981
Equipment and systems	2,926	2,190
Advertising and marketing	577	710
Federal deposit insurance premium	465	360
Directors' compensation	758	689
Miscellaneous	3,353	2,563
Total Non-Interest Expense	26,457	21,286
Income before Income Taxes	14,805	7,988
Income tax expense	3,659	2,756
Net Income	$11,146	$5,232

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	September 30,
	2018	2017
Net Income per Common Share (EPS)
Basic	$0.12	$0.07
Diluted	$0.12	$0.07
Weighted Average Number of Common Shares Outstanding
Basic	95,127	79,649
Diluted	95,181	79,708

Dividends Declared Per Common Share	$0.20	$0.15

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Unaudited)

	Three Months Ended
	September 30,
	2018	2017
Net Income	$11,146	$5,232
Other Comprehensive Income, net of tax:
Net unrealized (loss) gain on securities available for sale	(653)	1,148
Change in net unrealized gain on securities transferred to held to maturity	102	17
Fair value adjustments on derivatives	856	974
Benefit plan adjustments	(22)	(43)
Total Other Comprehensive Income	283	2,096
Total Comprehensive Income	$11,429	$7,328

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended September 30, 2017 and September 30, 2018

(In Thousands, Unaudited)

	Common Stock		Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Income	Total
Balance - June 30, 2017	84,351	$844	$728,790	$361,039	$(34,536)	$1,044	$1,057,181

Net income	-	-	-	5,232	-	-	5,232
Other comprehensive income, net of income tax expense	-	-	-	-	-	2,096	2,096
ESOP shares committed to be released (50 shares)	-	-	245	-	487	-	732
Stock option expense	-	-	522	-	-	-	522
Share repurchases	(2,803)	(29)	(40,453)	-	-	-	(40,482)
Restricted stock plan shares earned (73 shares)	-	-	1,100	-	-	-	1,100
Cash dividends declared ($0.15 per common share)	-	-	-	(12,148)	-	-	(12,148)

Balance - September 30, 2017	81,548	$815	$690,204	$354,123	$(34,049)	$3,140	$1,014,233

	Common Stock		Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Income	Total
Balance - June 30, 2018	99,626	$996	$922,711	$359,096	$(32,590)	$18,535	$1,268,748

Net income	-	-	-	11,146	-	-	11,146
Other comprehensive income, net of income tax expense	-	-	-	-	-	283	283
ESOP shares committed to be released (50 shares)	-	-	202	-	486	-	688
Stock option expense	-	-	500	-	-	-	500
Share repurchases	(1,957)	(19)	(26,897)	-	-	-	(26,916)
Issuance of shares under stock benefit plans	85	1	(1)	-	-	-	-
Restricted stock plan shares earned (70 shares)	-	-	1,036	-	-	-	1,036
Cash dividends declared ($0.20 per common share)	-	-	-	(19,404)	-	-	(19,404)

Balance - September 30, 2018	97,754	$978	$897,551	$350,838	$(32,104)	$18,818	$1,236,081

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Unaudited)

	Three Months Ended
	September 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$11,146	$5,232
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,017	726
Net (accretion) amortization of premiums, discounts and loan fees and costs	(2,651)	1,201
Deferred income taxes and valuation allowance	1,006	785
Amortization of intangible assets	278	31
Accretion of benefit plans’ unrecognized net gain	(47)	(72)
Provision for loan losses	2,100	630
Loss on write-down and sales of other real estate owned	50	109
Loans originated for sale	(12,209)	(21,902)
Proceeds from sale of mortgage loans held-for-sale	11,683	22,999
Gain on sale of mortgage loans held-for-sale, net	(114)	(213)
Proceeds from sale of SBA loans	215	1,264
Realized gain on sale of SBA loans	(18)	(118)
Realized (gain) loss on disposition of premises and equipment	(6)	8
Increase in cash surrender value of bank owned life insurance	(1,594)	(1,267)
ESOP, stock option plan and restricted stock plan expenses	2,224	2,354
Increase in interest receivable	(945)	(775)
Decrease (increase) in other assets	2,737	(1,338)
Increase in interest payable	1,340	69
Decrease in other liabilities	(2,541)	(3,436)
Net Cash Provided by Operating Activities	13,671	6,287

Cash Flows from Investing Activities:
Purchases of:
Investment securities available for sale	-	(39,999)
Investment securities held to maturity	(38,376)	(1,628)
Proceeds from:
Repayments/calls/maturities of investment securities available for sale	17,609	18,943
Repayments/calls/maturities of investment securities held to maturity	25,057	11,609
Purchase of loans	(21,412)	(13,795)
Net increase in loans receivable	(134,896)	(4,120)
Additions to premises and equipment	(2,423)	(1,281)
Proceeds from cash settlement of premises and equipment	17	-
Purchase of FHLB stock	(9,000)	(2,070)
Redemption of FHLB stock	1,576	2,913
Net Cash Used in Investing Activities	$(161,848)	$(29,428)

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands, Unaudited)

	Three Months Ended
	September 30,
	2018	2017
Cash Flows from Financing Activities:
Net (decrease) increase in deposits	$(118,143)	23,141
Repayment of term FHLB advances	(585,028)	(625,027)
Proceeds from term FHLB advances	750,000	625,000
Net increase in other short-term borrowings	55,078	2,349
Net (decrease) increase in advance payments by borrowers for taxes	(7,401)	1,076
Repurchase and cancellation of common stock of Kearny Financial Corp.	(26,916)	(40,482)
Dividends paid	(3,791)	(2,330)
Net Cash Provided by (Used in) Financing Activities	63,799	(16,273)
Net Decrease in Cash and Cash Equivalents	(84,378)	(39,414)
Cash and Cash Equivalents - Beginning	128,864	78,237
Cash and Cash Equivalents - Ending	$44,486	$38,823

Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Income taxes, net of refunds	$(241)	$4,468
Interest	$16,686	$10,713

Non-cash investing and financing activities:
Acquisition of other real estate owned in settlement of loans	$-	$901

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

2.     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, income, comprehensive income, changes in stockholders’ equity and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the unaudited consolidated financial statements have been included. The results of operations for the three-month period ended September 30, 2018 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

The data in the consolidated statement of financial condition for June 30, 2018 was derived from the Company’s 2018 Annual Report on Form 10-K. That data, along with the interim unaudited financial information presented in the consolidated statements of financial condition, income, comprehensive income, changes in stockholders’ equity and cash flows should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s 2018 Annual Report on Form 10-K.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended
	September 30, 2018
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)

Net income	$11,146
Basic earnings per share, income available to common stockholders	$11,146	95,127	$0.12
Effect of dilutive securities:
Stock options		54
	$11,146	95,181	$0.12

	Three Months Ended
	September 30, 2017
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)

Net income	$5,232
Basic earnings per share, income available to common stockholders	$5,232	79,649	$0.07
Effect of dilutive securities:
Stock options		59
	$5,232	79,708	$0.07

During the three months ended September 30, 2018 and September 30, 2017, the average number of options which were considered anti-dilutive totaled approximately 3,270,000 and 3,290,000, respectively.

4.     SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of September 30, 2018, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date this document was filed.

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

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible were recorded at their fair values as of April 2, 2018 based on management’s best estimate using the information available as of the merger date.  The application of the acquisition method of accounting resulted in the recognition of goodwill of $102.3 million and a core deposit intangible of $6.4 million.  Accounting guidance provides that an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period, which runs through April 2, 2019, in the measurement period in which the adjustment amounts are determined.  The acquirer must record in the financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the changes to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The Company is preparing tax returns related to the operation of the combined entities through June 30, 2018 and, due to state apportionment factors, believes certain adjustments to income tax balances and goodwill may result upon completion of these returns.  No adjustments were made during the three months ended September 30, 2018.

The following table presents selected unaudited pro forma financial information reflecting the Clifton merger assuming it was completed as of July 1, 2017. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the Clifton merger actually been completed at the beginning of the period presented, nor does it indicate future results for any other interim or full year period.

The unaudited supplemental pro forma information for the three months ended September 30, 2017 set forth below reflects adjustments related to (a) purchase accounting fair value adjustments; (b) amortization of core deposit and other intangibles; and (c) adjustments to interest income and expense due to amortization of premiums and accretion of discounts.

Three Months Ended
September 30, 2017
Unaudited Supplemental Pro Forma Information:	(In Thousands)
Net interest income	$38,811
Non-interest income	4,205
Non-interest expense	26,960
Net income available to common stockholders	9,614

6.     RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The ASU requires all lessees to recognize a lease liability and right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date for leases classified as operating leases or finance leases.  This update also requires new quantitative disclosures related to leases in the Company’s consolidated financial statements.  There are practical expedients in this update that relate to leases that commenced before the effective date, initial direct costs and the use of hindsight to extend or terminate a lease or purchase the lease asset. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, with early adoption permitted.  A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to correct inconsistencies in the guidance under Topic 842 and clarifies how to apply certain provisions of the leases standard.  ASU 2018-10 includes sixteen narrow amendments and clarifications to guidance in Topic 842, including those regarding residual value guarantees, rate implicit in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase option, variable lease payments that depend on an index or a rate, investment tax credits, lease term and purchase option, transition guidance for amounts previously recognized in business combinations, certain transition adjustments, transition guidance for leases previously classified as capital leases under Topic 840, transition guidance for modifications to leases previously classified as direct financing or sales-type leases under Topic 840, transition guidance for sale and leaseback transactions, impairment of net investment in the lease, unguaranteed residual asset, effect of initial direct costs on rate implicit in the lease, and failed sale and leaseback transactions.  The effective date and transition requirements are consistent with those under ASU 2016-02.  In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, to reduce costs for entities in adopting ASU 2016-02, “Leases (Topic 842).” This ASU provides an optional transition method for adopting the new leases guidance in Topic 842 that will eliminate comparative period reporting under the new guidance in the year of adoption. Under the optional transition method, only the most recent period presented will reflect the adoption of Topic 842 with a cumulative-effect adjustment to the opening balance of retained earnings, and the comparative prior periods will be reported under the previous guidance in Topic 840. Also, the ASU offers lessors a practical expedient that mirrors the practical expedient already provided to lessees in ASU 2016-02, “Leases (Topic 842).” The new practical expedient will allow lessors to elect, by class of underlying asset, to not separate non-lease components from the associated lease component when specified conditions are met. The practical expedient must be applied consistently for all lease contracts. The effective date and transition requirements for lessors electing the practical expedient for separating components of a contract are the same as the requirements for Topic 842 issued in ASU 2016-02. The Company continues to evaluate the impact of the above noted guidance, including determining whether other contracts exist that are deemed to be in scope.  As such, no final conclusions have been reached regarding the potential impact of adoption on the Company’s consolidated financial statements and regulatory capital and risk-weighted assets; however, at this time the Company does not expect the amendment to have a material impact on its results of operations.

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

For public business entities that are SEC filers, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e. modified retrospective approach).  The Company has selected a third party firm to assist in the development of a CECL program, and has selected a software model to assist in the calculation of the allowance for loan losses in preparation for the change to the expected loss model. The Company is continuing its evaluation of this ASU including the potential impact on its consolidated financial statements.  The extent of change is indeterminable at this time as it will be dependent upon portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time.  Upon adoption, any impact to the allowance for credit losses, currently allowance for loan and lease losses, will have an offsetting impact on retained earnings.

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

In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20), to amend the amortization period to the earliest call date for purchased callable debt securities held at a premium. Previously, GAAP generally required an investor to amortize the premium on a callable debt security as a component of interest income over the contractual life of the instrument (i.e., yield-to-maturity amortization) even when the issuer was certain to exercise the call option at an earlier date. This resulted in the investor recording a loss equal to the unamortized premium when the call option was exercised by the issuer. For public entities, ASU 2017-08 becomes effective for fiscal years beginning after December 15, 2018 including interim periods within those years.  The Company adopted this ASU on October 1, 2018 and there was no material impact upon adoption.

7.     SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains and losses and fair values of debt and mortgage-backed securities available for sale at September 30, 2018 and June 30, 2018 and stratification by contractual maturity of debt securities available for sale at September 30, 2018 are presented below:

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available for sale:
Debt securities:
U.S. agency securities	$4,165	$-	$95	$4,070
Obligations of state and political subdivisions	26,786	1	880	25,907
Asset-backed securities	179,631	2,876	117	182,390
Collateralized loan obligations	216,758	13	1,202	215,569
Corporate bonds	147,926	551	666	147,811
Trust preferred securities	3,967	-	173	3,794
Total debt securities	579,233	3,441	3,133	579,541

Mortgage-backed securities:
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	7,731	-	401	7,330
Federal National Mortgage Association	16,888	-	1,121	15,767
Total collateralized mortgage obligations	24,619	-	1,522	23,097

Mortgage pass-through securities:
Residential pass-through securities:
Federal Home Loan Mortgage Corporation	74,471	1	3,246	71,226
Federal National Mortgage Association	25,360	-	791	24,569
Total residential pass-through securities	99,831	1	4,037	95,795

Commercial pass-through securities:
Federal National Mortgage Association	7,905	-	98	7,807
Total commercial pass-through securities	7,905	-	98	7,807

Total mortgage-backed securities	132,355	1	5,657	126,699

Total securities available for sale	$711,588	$3,442	$8,790	$706,240

	September 30, 2018
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities available for sale:
Due in one year or less	$1	$1
Due after one year through five years	153,602	153,425
Due after five years through ten years	34,592	33,603
Due after ten years	391,038	392,512
Total	$579,233	$579,541

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available for sale:
Debt securities:
U.S. agency securities	$4,474	$-	$63	$4,411
Obligations of state and political subdivisions	26,793	4	709	26,088
Asset-backed securities	179,959	2,795	134	182,620
Collateralized loan obligations	226,881	99	914	226,066
Corporate bonds	147,925	463	794	147,594
Trust preferred securities	3,967	-	184	3,783
Total debt securities	589,999	3,361	2,798	590,562

Mortgage-backed securities:
Collateralized mortgage obligations:
Federal Home Loan Mortgage Corporation	8,032	-	347	7,685
Federal National Mortgage Association	17,619	-	1,012	16,607
Total collateralized mortgage obligations	25,651	-	1,359	24,292

Mortgage pass-through securities:
Residential pass-through securities:
Federal Home Loan Mortgage Corporation	78,639	19	2,868	75,790
Federal National Mortgage Association	27,171	24	626	26,569
Total residential pass-through securities	105,810	43	3,494	102,359

Commercial pass-through securities:
Federal National Mortgage Association	7,946	-	74	7,872
Total commercial pass-through securities	7,946	-	74	7,872

Total mortgage-backed securities	139,407	43	4,927	134,523

Total securities available for sale	$729,406	$3,404	$7,725	$725,085

There were no sales of securities available for sale during the three months ended September 30, 2018 and September 30, 2017.

At September 30, 2018 and June 30, 2018, securities available for sale with carrying values of approximately $40.2 million and $42.6 million, respectively, were utilized as collateral for borrowings through the FHLB of New York.  As of those same dates, securities available for sale with total carrying values of approximately $5.8 million and $6.2, respectively, were pledged to secure public funds on deposit.  At September 30, 2018 and June 30, 2018, securities available for sale with carrying values of approximately $42.9 million and $43.0 million, respectively, were utilized as collateral for potential borrowings through the Federal Reserve Bank of New York.  As of those same dates, securities available for sale with total carrying values of approximately $12.1 million and $12.8 million, respectively, were utilized as collateral for depositor sweep accounts.

8.     SECURITIES HELD TO MATURITY

The amortized cost, gross unrecognized gains and losses and fair values of debt and mortgage-backed securities held to maturity at September 30, 2018 and June 30, 2018 and stratification by contractual maturity of debt securities held to maturity at September 30, 2018 are presented below:

	September 30, 2018
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Securities held to maturity:
Debt securities:
Obligations of state and political subdivisions	$109,061	$28	$2,473	$106,616
Subordinated debt	46,275	41	585	45,731
Total debt securities	155,336	69	3,058	152,347

Mortgage-backed securities:
Collateralized mortgage obligations:
Government National Mortgage Association	20,349	-	838	19,511
Federal Home Loan Mortgage Corporation	10,595	-	505	10,090
Federal National Mortgage Association	23,173	5	335	22,843
Non-agency securities	13	-	-	13
Total collateralized mortgage obligations	54,130	5	1,678	52,457

Mortgage pass-through securities:
Residential pass-through securities:
Government National Mortgage Association	2,391	-	38	2,353
Federal Home Loan Mortgage Corporation	34,646	1	1,016	33,631
Federal National Mortgage Association	153,775	10	4,241	149,544
Total residential pass-through securities	190,812	11	5,295	185,528

Commercial pass-through securities:
Government National Mortgage Association	70,084	-	605	69,479
Federal National Mortgage Association	132,476	-	3,157	129,319
Total commercial pass-through securities	202,560	-	3,762	198,798

Total mortgage-backed securities	447,502	16	10,735	436,783

Total securities held to maturity	$602,838	$85	$13,793	$589,130

	September 30, 2018
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities held to maturity:
Due in one year or less	$5,787	$5,768
Due after one year through five years	33,062	32,536
Due after five years through ten years	112,123	109,790
Due after ten years	4,364	4,253
Total	$155,336	$152,347

	June 30, 2018
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Securities held to maturity:
Debt securities:
Obligations of state and political subdivisions	$109,483	$79	$1,865	$107,697
Subordinated debt	46,294	37	284	46,047
Total debt securities	155,777	116	2,149	153,744

Mortgage-backed securities:
Collateralized mortgage obligations:
Government National Mortgage Association	21,045	-	671	20,374
Federal Home Loan Mortgage Corporation	11,563	-	503	11,060
Federal National Mortgage Association	24,263	6	174	24,095
Non-agency securities	15	-	-	15
Total collateralized mortgage obligations	56,886	6	1,348	55,544

Mortgage pass-through securities:
Residential pass-through securities:
Government National Mortgage Association	2,553	-	15	2,538
Federal Home Loan Mortgage Corporation	37,074	1	950	36,125
Federal National Mortgage Association	160,995	18	3,040	157,973
Total residential pass-through securities	200,622	19	4,005	196,636

Commercial pass-through securities:
Government National Mortgage Association	32,149	-	205	31,944
Federal National Mortgage Association	144,296	-	2,665	141,631
Total commercial pass-through securities	176,445	-	2,870	173,575

Total mortgage-backed securities	433,953	25	8,223	425,755

Total securities held to maturity	$589,730	$141	$10,372	$579,499

There were no sales of securities held to maturity during the three months ended September 30, 2018 and September 30, 2017.

At September 30, 2018 and June 30, 2018, securities held to maturity with carrying values of approximately $131.9 million and $142.6 million, respectively, were utilized as collateral for borrowings from the FHLB of New York. As of those same dates, securities held to maturity with total carrying values of approximately $7.6 million, respectively, were pledged to secure public funds on deposit.  At September 30, 2018 and June 30, 2018, securities held to maturity with carrying values of approximately $106.8 million and $107.5 million, respectively, were utilized as collateral for potential borrowings from the Federal Reserve Bank of New York.  As of those same dates, securities held to maturity with carrying values of approximately $25.3 million and $26.0 million, respectively, were utilized as collateral for depositor sweep accounts.

9.     IMPAIRMENT OF SECURITIES

The following two tables summarize the fair values and gross unrealized and unrecognized losses within the available for sale and held to maturity portfolios at September 30, 2018 and June 30, 2018. The gross unrealized and unrecognized losses, presented by security type, represent temporary impairments of value within each portfolio as of the dates presented. Temporary impairments within the available for sale portfolio have been recognized through other comprehensive income as reductions in stockholders’ equity on a tax-effected basis.

The tables are followed by a discussion that summarizes the Company’s rationale for recognizing impairments, where applicable, as “temporary” versus those identified as “other-than-temporary”. Such rationale is presented by investment type and generally applies consistently to both the available for sale and held to maturity portfolios, except where specifically noted.

	September 30, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Available for Sale:
U.S. agency securities	$2,428	$77	$1,642	$18	$4,070	$95
Obligations of state and political subdivisions	13,760	281	11,652	599	25,412	880
Asset-backed securities	-	-	14,924	117	14,924	117
Collateralized loan obligations	159,011	916	39,776	286	198,787	1,202
Corporate bonds	5,031	4	64,314	662	69,345	666
Trust preferred securities	-	-	2,794	173	2,794	173
Collateralized mortgage obligations	3,319	113	19,778	1,409	23,097	1,522
Residential pass-through securities	34,142	650	61,427	3,387	95,569	4,037
Commercial pass-through securities	3,848	90	3,959	8	7,807	98

Total	$221,539	$2,131	$220,266	$6,659	$441,805	$8,790

	June 30, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Available for Sale:
U.S. agency securities	$2,579	$43	$1,832	$20	$4,411	$63
Obligations of state and political subdivisions	24,443	672	540	37	24,983	709
Asset-backed securities	-	-	24,728	134	24,728	134
Collateralized loan obligations	189,258	914	-	-	189,258	914
Corporate bonds	5,035	4	64,184	790	69,219	794
Trust preferred securities	-	-	2,783	184	2,783	184
Collateralized mortgage obligations	4,635	135	19,658	1,224	24,293	1,359
Residential pass-through securities	63,889	1,921	26,697	1,573	90,586	3,494
Commercial pass-through securities	3,890	66	3,982	8	7,872	74

Total	$293,729	$3,755	$144,404	$3,970	$438,133	$7,725

The number of available for sale securities with unrealized losses at September 30, 2018 totaled 139 and included nine U.S. agency securities, 67 municipal obligations, two asset-backed securities, 20 collateralized loan obligations, six corporate obligations, two trust preferred securities, seven collateralized mortgage obligations, 24 residential pass-through securities and two commercial pass-through securities. The number of available for sale securities with unrealized losses at June 30, 2018 totaled 132 and included nine U.S. agency securities, 65 municipal obligations, three asset-backed securities, 19 collateralized loan obligations, six corporate obligations, two trust preferred securities, seven collateralized mortgage obligations, 19 residential pass-through securities and two commercial pass-through securities.

	September 30, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
	(In Thousands)
Securities Held to Maturity:
Obligations of state and political subdivisions	$77,004	$1,500	$21,485	$973	$98,489	$2,473
Subordinated debt	25,690	585	-	-	25,690	585
Collateralized mortgage obligations	40,708	1,077	11,652	601	52,360	1,678
Residential pass-through securities	94,502	2,205	90,533	3,090	185,035	5,295
Commercial pass-through securities	187,363	3,399	11,435	363	198,798	3,762

Total	$425,267	$8,766	$135,105	$5,027	$560,372	$13,793

	June 30, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
	(In Thousands)
Securities Held to Maturity:
Obligations of state and political subdivisions	$86,678	$1,662	$3,151	$203	$89,829	$1,865
Subordinated debt	41,010	284	-	-	41,010	284
Collateralized mortgage obligations	42,712	753	12,730	595	55,442	1,348
Residential pass-through securities	133,859	2,258	61,760	1,747	195,619	4,005
Commercial pass-through securities	172,382	2,867	1,191	3	173,573	2,870

Total	$476,641	$7,824	$78,832	$2,548	$555,473	$10,372

The number of held to maturity securities with unrecognized losses at September 30, 2018 totaled 393 and included 210 municipal obligations, six subordinated debt securities, eight collateralized mortgage obligations, 133 residential pass-through securities and 36 commercial pass-through securities.  The number of held to maturity securities with unrecognized losses at June 30, 2018 totaled 371 and included 190 municipal obligations, seven subordinated debt securities, eight collateralized mortgage obligations, 131 residential pass-through securities and 35 commercial pass-through securities.

In general, if the fair value of a debt security is less than its amortized cost basis at the time of evaluation, the security is impaired and the impairment is to be evaluated to determine if it is other than temporary.  The Company evaluates the impaired securities in its portfolio for possible other than temporary impairment (“OTTI”) on at least a quarterly basis.  The following represents the circumstances under which an impaired security is determined to be other-than-temporarily impaired: (i) when the Company intends to sell the impaired debt security; (ii) when the Company more likely than not will be required to sell the impaired debt security before recovery of its amortized cost; or (iii) when an impaired debt security does not meet either of the two conditions above, but the Company does not expect to recover the entire amortized cost of the security.

In the first two circumstances noted above, the amount of OTTI to be recognized in earnings is the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date.  In the third circumstance, however, the OTTI is to be separated into the amount representing the credit loss from the amount related to all other factors.  The credit loss component is to be recognized in earnings while the non-credit loss component is to be recognized in other comprehensive income.  In these cases, OTTI is generally predicated on an adverse change in cash flows versus those expected at the time of purchase.  The absence of an adverse change in expected cash flows generally indicates that a security’s impairment is related to other non-credit loss factors and is thereby generally not recognized as OTTI.

The Company considers a variety of factors when determining whether a credit loss exists for an impaired security including, but not limited to (i) the length of time and the extent to which the fair value has been less than the amortized cost basis; (ii) adverse conditions specifically related to the security, an industry, or a geographic area; (iii) the historical and implied volatility of the fair value of the security; (iv) the payment structure of the debt security; (v) actual or expected failure of the issuer of the security to make scheduled interest or principal payments; (vi) changes to the rating of the security by external rating agencies; and (vii) recoveries or additional declines in fair value subsequent to the balance sheet date.  The Company regularly monitors the historical cash flows and financial strength of all issuers and/or guarantors to confirm that security impairment, where applicable, is not due to an actual or expected adverse change in security cash flows that would result in the recognition of credit-related OTTI.

The unrealized and unrecognized losses on the Company’s securities are due to the combined effects of several market-related factors including, most notably, changes in market interest rates and changing market conditions which affect the supply and demand for such securities.  Those market conditions may fluctuate over time resulting in certain securities being impaired for periods in excess of 12 months.  However, the longevity of such impairment is not necessarily reflective of an expectation for an adverse change in cash flows signifying a credit loss.  Consequently, the impairments of value resulting directly from these changing market conditions are considered non-credit related and temporary in nature.

The Company has the stated ability and intent to “hold until forecasted recovery” those securities so designated at September 30, 2018 and does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely.  In light of the factors noted above, the Company does not consider its balance of securities with unrealized and unrecognized losses at September 30, 2018 and June 30, 2018, to be other-than-temporarily impaired as of those dates.

10.     LOAN QUALITY AND ALLOWANCE FOR LOAN LOSSES

Acquired Credit-Impaired Loans. At September 30, 2018, the remaining outstanding principal balance and carrying amount of acquired credit-impaired loans totaled approximately $584,000 and $359,000, respectively. By comparison, at June 30, 2018, the remaining outstanding principal balance and carrying amount of acquired credit-impaired loans totaled approximately $586,000 and $368,000, respectively.

The carrying amount of acquired credit-impaired loans for which interest is not being recognized due to the uncertainty of the cash flows relating to such loans totaled $336,000 and $346,000 at September 30, 2018 and June 30, 2018, respectively.

There were no valuation allowances for specifically identified impairment attributable to acquired credit-impaired loans at September 30, 2018 and June 30, 2018, respectively.

The following table presents the changes in the accretable yield relating to the acquired credit-impaired loans for the three months ended September 30, 2018 and September 30, 2017.

	Three Months Ended September 30,
	2018	2017
	(In Thousands)
Beginning balance	$206	$215
Accretion to interest income	-	(9)
Ending balance	$206	$206

Residential Mortgage Loans in Foreclosure. We may obtain physical possession of one- to four-family real estate collateralizing a residential mortgage loan via foreclosure or through an in-substance repossession. As of September 30, 2018, we held four single-family properties in other real estate owned with an aggregate carrying value of $674,000 that were acquired through foreclosures on residential mortgage loans.  As of that same date, we held 18 residential mortgage loans with aggregate carrying values totaling $3.3 million which were in the process of foreclosure.  By comparison, as of June 30, 2018, we held four single-family properties in other real estate owned with an aggregate carrying value of $725,000 that were acquired through foreclosures on residential mortgage loans.  As of that same date, we held 14 residential mortgage loans with aggregate carrying values totaling $2.3 million which were in the process of foreclosure.

Loan Quality. The following tables present the balance of the allowance for loan losses at September 30, 2018 and June 30, 2018 based upon the calculation methodology as described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018. The tables identify the valuation allowances attributable to specifically identified impairments on individually evaluated loans, including those acquired with deteriorated credit quality, as well as valuation allowances for impairments on loans evaluated collectively. The tables include the underlying balance of loans receivable applicable to each category as of those dates as well as the activity in the allowance for loan losses for the three months ended September 30, 2018 and September 30, 2017. Unless otherwise noted, the balance of loans reported in the tables below excludes yield adjustments and the allowance for loan loss.

Allowance for Loan Losses and Loans Receivable
At September 30, 2018

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of allowance for loan losses:
Loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Loans individually evaluated for impairment	36	-	-	-	327	-	-	363
Loans collectively evaluated for impairment	2,558	16,317	9,945	293	2,476	434	345	32,368

Total allowance for loan losses	$2,594	$16,317	$9,945	$293	$2,803	$434	$345	$32,731

Allowance for Loan Losses and Loans Receivable
At September 30, 2018

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of loans receivable:

Loans acquired with deteriorated credit quality	$96	$-	$-	$-	$263	$-	$-	$359
Loans individually evaluated for impairment	12,685	100	8,139	-	2,495	1,634	-	25,053
Loans collectively evaluated for impairment	1,290,468	1,898,731	1,307,140	26,581	75,559	91,839	7,560	4,697,878

Total loans	$1,303,249	$1,898,831	$1,315,279	$26,581	$78,317	$93,473	$7,560	$4,723,290
Unaccreted yield adjustments								(62,783)
Loans receivable, net of yield adjustments								$4,660,507

Allowance for Loan Losses and Loans Receivable
Three Months Ended September 30, 2018

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the three months ended September 30, 2018:

At June 30, 2018:	$2,479	$14,946	$9,787	$258	$2,552	$430	$413	$30,865

Total charge offs	(82)	-	(54)	-	(19)	-	(107)	(262)
Total recoveries	-	-	1	-	-	-	27	28
Total provisions	197	1,371	211	35	270	4	12	2,100

Total allowance for loan losses	$2,594	$16,317	$9,945	$293	$2,803	$434	$345	$32,731

Allowance for Loan Losses and Loans Receivable
Three Months Ended September 30, 2017

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the three months ended September 30, 2017:

At June 30, 2017:	$2,384	$13,941	$9,939	$35	$1,709	$501	$777	$29,286

Total charge offs	(267)	-	(38)	-	(6)	-	(297)	(608)
Total recoveries	20	-	-	-	34	65	18	137
Total provisions	364	(134)	(8)	54	211	(96)	239	630

Total allowance for loan losses	$2,501	$13,807	$9,893	$89	$1,948	$470	$737	$29,445

Allowance for Loan Losses and Loans Receivable
At June 30, 2018

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of allowance for loan losses:

Loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Loans individually evaluated for impairment	79	-	-	-	227	-	-	306
Loans collectively evaluated for impairment	2,400	14,946	9,787	258	2,325	430	413	30,559

Total allowance for loan losses	$2,479	$14,946	$9,787	$258	$2,552	$430	$413	$30,865

Allowance for Loan Losses and Loans Receivable
At June 30, 2018

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of loans receivable:

Loans acquired with deteriorated credit quality	$99	$-	$-	$-	$269	$-	$-	368
Loans individually evaluated for impairment	11,931	116	5,344	-	3,921	1,601	-	22,913
Loans collectively evaluated for impairment	1,285,423	1,758,468	1,297,617	23,271	81,635	89,160	9,060	4,544,634

Total loans	$1,297,453	$1,758,584	$1,302,961	$23,271	$85,825	$90,761	$9,060	$4,567,915
Unaccreted yield adjustments								(66,567)
Loans receivable, net of yield adjustments								$4,501,348

The following tables present key indicators of credit quality regarding the Company’s loan portfolio based upon loan classification and contractual payment status at September 30, 2018 and June 30, 2018 based upon the methodology for identifying and reporting such loans as described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Credit-Rating Classification of Loans Receivable
At September 30, 2018

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Non-classified	$1,287,888	$1,898,731	$1,302,611	$26,581	$72,050	$91,588	$7,505	$4,686,954
Classified:
Special Mention	490	-	-	-	2,840	25	34	3,389
Substandard	14,871	100	12,668	-	3,327	1,860	20	32,846
Doubtful	-	-	-	-	100	-	1	101
Loss	-	-	-	-	-	-	-	-
Total classified loans	15,361	100	12,668	-	6,267	1,885	55	36,336

Total loans	$1,303,249	$1,898,831	$1,315,279	$26,581	$78,317	$93,473	$7,560	$4,723,290

Credit-Rating Classification of Loans Receivable
At June 30, 2018

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Non-classified	$1,283,040	$1,758,468	$1,295,076	$23,271	$80,947	$88,831	$8,937	$4,538,570
Classified:
Special Mention	493	-	-	-	13	25	61	592
Substandard	13,920	116	7,885	-	4,865	1,905	61	28,752
Doubtful	-	-	-	-	-	-	1	1
Loss	-	-	-	-	-	-	-	-
Total classified loans	14,413	116	7,885	-	4,878	1,930	123	29,345

Total loans	$1,297,453	$1,758,584	$1,302,961	$23,271	$85,825	$90,761	$9,060	$4,567,915

Contractual Payment Status of Loans Receivable
At September 30, 2018

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Current	$1,294,489	$1,898,831	$1,312,982	$26,581	$77,174	$92,976	$7,506	$4,710,539
Past due:
30-59 days	2,782	-	-	-	402	101	1	3,286
60-89 days	1,008	-	-	-	50	92	34	1,184
90+ days	4,970	-	2,297	-	691	304	19	8,281
Total past due	8,760	-	2,297	-	1,143	497	54	12,751

Total loans	$1,303,249	$1,898,831	$1,315,279	$26,581	$78,317	$93,473	$7,560	$4,723,290

Contractual Payment Status of Loans Receivable
At June 30, 2018

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Current	$1,290,428	$1,758,584	$1,300,570	$23,271	$85,065	$90,375	$8,917	$4,557,210
Past due:
30-59 days	1,457	-	1,015	-	247	104	24	2,847
60-89 days	475	-	-	-	-	44	59	578
90+ days	5,093	-	1,376	-	513	238	60	7,280
Total past due	7,025	-	2,391	-	760	386	143	10,705

Total loans	$1,297,453	$1,758,584	$1,302,961	$23,271	$85,825	$90,761	$9,060	$4,567,915

The following tables present information relating to the Company’s nonperforming and impaired loans at September 30, 2018 and June 30, 2018 based upon the methodology for identifying and reporting such loans as described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018. Loans reported as “90+ days past due accruing” in the table immediately below are also reported in the preceding contractual payment status table under the heading “90+ days past due”.

Performance Status of Loans Receivable
At September 30, 2018

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Performing	$1,293,279	$1,898,731	$1,307,140	$26,581	$77,013	$92,513	$7,541	$4,702,798
Nonperforming:
90+ days past due accruing	-	-	-	-	-	-	19	19
Nonaccrual	9,970	100	8,139	-	1,304	960	-	20,473
Total nonperforming	9,970	100	8,139	-	1,304	960	19	20,492

Total loans	$1,303,249	$1,898,831	$1,315,279	$26,581	$78,317	$93,473	$7,560	$4,723,290

Performance Status of Loans Receivable
At June 30, 2018

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Performing	$1,288,261	$1,758,468	$1,297,621	$23,271	$84,587	$89,848	$9,000	$4,551,056
Nonperforming:
90+ days past due accruing	-	-	-	-	-	-	60	60
Nonaccrual	9,192	116	5,340	-	1,238	913	-	16,799
Total nonperforming	9,192	116	5,340	-	1,238	913	60	16,859

Total loans	$1,297,453	$1,758,584	$1,302,961	$23,271	$85,825	$90,761	$9,060	$4,567,915

Impairment Status of Loans Receivable
At September 30, 2018

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Carrying value of impaired loans:

Non-impaired loans	$1,290,468	$1,898,731	$1,307,140	$26,581	$75,559	$91,839	$7,560	$4,697,878
Impaired loans:
Impaired loans with no allowance for impairment	12,083	100	8,139	-	2,431	1,634	-	24,387
Impaired loans with allowance for impairment:
Recorded investment	698	-	-	-	327	-	-	1,025
Allowance for impairment	(36)	-	-	-	(327)	-	-	(363)
Balance of impaired loans net of allowance for impairment	662	-	-	-	-	-	-	662
Total impaired loans, excluding allowance for impairment:	12,781	100	8,139	-	2,758	1,634	-	25,412

Total loans	$1,303,249	$1,898,831	$1,315,279	$26,581	$78,317	$93,473	$7,560	$4,723,290

Unpaid principal balance of impaired loans:
Total impaired loans	$17,314	$930	$11,041	$106	$5,967	$2,823	$-	$38,181

Impairment Status of Loans Receivable
At June 30, 2018

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Carrying value of impaired loans:

Non-impaired loans	$1,285,423	$1,758,468	$1,297,617	$23,271	$81,635	$89,160	$9,060	$4,544,634
Impaired loans:
Impaired loans with no allowance for impairment	11,255	116	5,344	-	3,963	1,601	-	22,279
Impaired loans with allowance for impairment:
Recorded investment	775	-	-	-	227	-	-	1,002
Allowance for impairment	(79)	-	-	-	(227)	-	-	(306)
Balance of impaired loans net of allowance for impairment	696	-	-	-	-	-	-	696
Total impaired loans, excluding allowance for impairment:	12,030	116	5,344	-	4,190	1,601	-	23,281

Total loans	$1,297,453	$1,758,584	$1,302,961	$23,271	$85,825	$90,761	$9,060	$4,567,915

Unpaid principal balance of impaired loans:
Total impaired loans	$16,263	$930	$10,033	$106	$7,671	$2,702	$-	$37,705

Impairment Status of Loans Receivable
Three Months Ended September 30, 2018 and 2017

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
For the three months ended September 30, 2018:
Average balance of impaired loans	$12,224	$108	$7,234	$-	$2,364	$1,578	$-	$23,508
Interest earned on impaired loans	$32	$-	$-	$-	$3	$9	$-	$44

For the three months ended September 30, 2017:
Average balance of impaired loans	$9,981	$152	$6,395	$343	$2,818	$1,911	$-	$21,600
Interest earned on impaired loans	$35	$-	$2	$-	$1	$8	$-	$46

The following table presents information regarding the restructuring of the Company’s troubled debts during the three months ended September 30, 2018 and the three months ended September 30, 2017, and any defaults during those periods of troubled debt restructurings (“TDRs”) that were restructured within 12 months of the date of default.

Troubled Debt Restructurings of Loans Receivable
Three Months Ended September 30, 2018

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(Dollars in Thousands)
Troubled debt restructuring activity for the three months ended September 30, 2018:

Number of loans	1	-	1	-	5	-	-	7
Pre-modification outstanding recorded investment	$271	$-	$2,957	$-	$1,450	$-	$-	$4,678
Post-modification outstanding recorded investment	270	-	2,955	-	1,451	-	-	4,676
Charge offs against the allowance for loan loss recognized at modification	-	-	2	-	-	-	-	2

Troubled debt restructuring defaults for the three months ended September 30, 2018:

Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

Troubled Debt Restructurings of Loans Receivable
Three Months Ended September 30, 2017

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(Dollars in Thousands)
Troubled debt restructuring activity for the three months ended September 30, 2017:

Number of loans	1	-	-	-	-	-	-	1
Pre-modification outstanding recorded investment	$425	$-	$-	$-	$-	$-	$-	$425
Post-modification outstanding recorded investment	367	-	-	-	-	-	-	367
Charge offs against the allowance for loan loss recognized at modification	-	-	-	-	-	-	-	-

Troubled debt restructuring defaults for the three months ended September 30, 2017:

Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

The manner in which the terms of a loan are modified through a troubled debt restructuring generally includes one or more of the following changes to the loan’s repayment terms:

•	Interest Rate Reduction: Temporary or permanent reduction of the interest rate charged against the outstanding balance of the loan.
•	Capitalization of Prior Past Dues: Capitalization of prior amounts due to the outstanding balance of the loan.
•	Extension of Maturity or Balloon Date: Extending the term of the loan past its original balloon or maturity date.
•	Deferral of Principal Payments: Temporary deferral of the principal portion of a loan payment.
•	Payment Recalculation and Re-amortization: Recalculation of the recurring payment obligation and resulting loan amortization/repayment schedule based on the loan’s modified terms.

11.     DEPOSITS

Deposits are summarized as follows:

	September 30,	June 30,
	2018	2018
	(In Thousands)
Non-interest-bearing demand	$308,631	$311,938
Interest-bearing demand	786,069	1,000,989
Savings and club	743,289	744,039
Certificates of deposits	2,116,832	2,016,638
Total deposits	$3,954,821	$4,073,604

12.     BORROWINGS

Fixed rate advances from the FHLB of New York mature as follows:

	September 30, 2018		June 30, 2018
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars in Thousands)
By remaining period to maturity:
Less than one year	$916,000	2.30%	$741,000	2.09%
One to two years	50,300	1.70	48,400	1.66
Two to three years	67,232	1.90	64,160	1.88
Three to four years	20,700	2.33	35,700	2.17
Four to five years	155,000	3.00	155,000	3.00
Greater than five years	132,500	2.68	132,500	2.68
Total advances	1,341,732	2.38%	1,176,760	2.25%
Unamortized fair value adjustments	(5,888)		(6,616)
Total advances, net of fair value adjustments	$1,335,844		$1,170,144

At September 30, 2018, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $2.86 billion and $172.1 million, respectively. At June 30, 2018, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $2.72 billion and $185.2 million, respectively.

Borrowings at September 30, 2018 and June 30, 2018 also included overnight borrowings in the form of depositor sweep accounts totaling $23.6 million and $28.5 million, respectively. Depositor sweep accounts are short term borrowings representing funds that are withdrawn from a customer’s noninterest-bearing deposit account and invested in an uninsured overnight investment account that is collateralized by specified investment securities owned by the Bank.  Borrowings at September 30, 2018 also included overnight borrowings totaling $60.0 million, while there were no such borrowings at June 30, 2018.

13.     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Fair Values of Derivative Instruments on the Statement of Financial Condition

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Statement of Financial Condition as of September 30, 2018 and June 30, 2018:

	September 30, 2018
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$33,724	Other liabilities	$-
Total		$33,724		$-

	June 30, 2018
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$31,881	Other liabilities	$-
Total		$31,881		$-

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using derivatives are primarily to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy.  These interest rate products are designated as cash flow hedges.  As of September 30, 2018, the Company had a total of 13 interest rate swaps with a total notional amount of $950.0 million hedging certain FHLB advances.

For derivatives designated as cash flow hedges, the gain or loss on the derivative is recorded in other comprehensive income, net of tax, and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate wholesale funding positions.  During the three months ended September 30, 2018, the Company had $1.2 million of reclassifications to interest expense.  During the next twelve months, the Company estimates that $8.5 million will be reclassified as a reduction in interest expense.

The table below presents the pre-tax effects of the Company’s derivative instruments on the Consolidated Statements of Income   and Comprehensive Income for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018
	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	(In Thousands)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$3,079	Interest expense	$1,236
Total	$3,079		$1,236

	Three Months Ended September 30, 2017
	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	(In Thousands)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$260	Interest expense	$(1,126)
Interest rate caps	(13)	Interest expense	(274)
Total	$247		$(1,400)

Offsetting Derivatives

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives in the Consolidated Statement of Condition as of September 30, 2018 and June 30, 2018, respectively. The net amounts presented for derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Statement of Condition.

	September 30, 2018
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount
	(In Thousands)
Assets:
Interest rate swaps	$33,724	$-	$33,724	$-	$(35,290)	$(1,566)
Total	$33,724	$-	$33,724	$-	$(35,290)	$(1,566)

				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount
	(In Thousands)
Liabilities:
Interest rate swaps	$-	$-	$-	$-	$-	$-
Total	$-	$-	$-	$-	$-	$-

	June 30, 2018
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount
	(In Thousands)
Assets:
Interest rate swaps	$31,881	$-	$31,881	$-	$(31,620)	$261
Total	$31,881	$-	$31,881	$-	$(31,620)	$261

				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount
	(In Thousands)
Liabilities:
Interest rate swaps	$-	$-	$-	$-	$-	$-
Total	$-	$-	$-	$-	$-	$-

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

As required under the enforceable master netting arrangement with its derivatives counterparties, at September 30, 2018, the Company received financial collateral of $35.3 million that was not included as an offsetting amount.  By comparison, at June 30, 2018, the Company received financial collateral of $31.6 million that was not included as an offsetting amount.

In addition to the derivative instruments noted above, the Company’s pipeline of loans held for sale at September 30, 2018 and June 30, 2018, included $10.0 million and $10.8 million, respectively, of in process loans whose terms included interest rate locks to borrowers, which are considered free-standing derivative instruments whose fair values are not material to our financial condition or results of operations.

14.     BENEFIT PLANS

Components of Net Periodic Expense

The following table sets forth the aggregate net periodic benefit expense for the Bank’s Benefit Equalization Plan, Postretirement Welfare Plan, Directors’ Consultation and Retirement Plan and Atlas Bank Retirement Income Plan:

	Three Months Ended		Affected Line Item in the Consolidated
	September 30,		Statements of Income
	2018	2017
	(In Thousands)
Service cost	$14	$12	Salaries and employee benefits
Interest cost	94	93	Miscellaneous non-interest expense
Amortization of unrecognized loss	11	11	Miscellaneous non-interest expense
Expected return on assets	(28)	(30)	Miscellaneous non-interest expense
Net periodic benefit cost	$91	$86

Effective July 1, 2018, the Company implemented ASU 2017-07, “Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” Under ASU 2017-07, the FASB requires employers to report the service cost component in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic benefit cost are required to be presented in the Consolidated Statements of Income separately from the service cost component. The table above details the affected line items within the Consolidated Statements of Income related to the net periodic benefit costs for the periods noted.

This ASU is also required to be applied retrospectively to all periods presented.

The following table summarizes the impact of retrospective application to the Consolidated Statements of Income for the three months ended September 30, 2017:

Three Months Ended
September 30,
2017
(In Thousands)
Miscellaneous non-interest expense:
As previously reported	$2,489
As reported under the new guidance	2,563

Salaries and employee benefits:
As previously reported	$12,867
As reported under the new guidance	12,793

15.     INCOME TAXES

The following table presents a reconciliation between the reported income taxes for the periods presented and the income taxes which would be computed by applying the federal income tax rates applicable to those periods.  The federal income tax rate of 21% and 35% was applicable to the three months ended September 30, 2018 and September 30, 2017, respectively.  The noted decrease in the Company’s federal income tax rate reflects the impact of federal income tax reform that was codified through the passage of the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017.

	Three Months Ended
	September 30,
	2018	2017
	(Dollars in Thousands)
Income before income taxes	$14,805	$7,988
Statutory federal tax rate	21%	35%
Federal income tax expense at statutory rate	$3,109	$2,796
(Reduction) increases in income taxes resulting from:
Tax exempt interest	(149)	(215)
State tax, net of federal tax effect	1,205	475
Incentive stock options compensation expense	28	44
Income from bank-owned life insurance	(289)	(444)
Other items, net	198	100
Taxable portion of intercompany dividend	454	-
Impact of deferred tax rate adjustment	(897)	-
Total income tax expense	$3,659	$2,756
Effective income tax rate	24.71%	34.50%

The tax effects of existing temporary differences that give rise to deferred income tax assets and liabilities are as follows:

	September 30,	June 30,
	2018	2018
	(Unaudited)
	(In Thousands)
Deferred income tax assets:
Purchase accounting	$17,841	$17,116
Accumulated other comprehensive income:
Defined benefit plans	254	228
Unrealized loss on securities available for sale	1,533	1,159
Unrealized loss on securities available for sale transferred to held to maturity	224	249
Allowance for loan losses	9,605	8,676
Benefit plans	1,475	1,842
Compensation	1,776	1,751
Stock-based compensation	2,608	2,050
Uncollected interest	1,062	1,018
Depreciation	-	1,169
Charitable contribution carryover	846	899
Net operating loss carryover	870	2,564
Capital loss carryforward	763	656
Other items	573	509
	39,430	39,886
Valuation allowance	(946)	(791)
	38,484	39,095
Deferred income tax liabilities:
Deferred costs	1,643	1,551
Accumulated other comprehensive income:
Derivatives	9,948	8,961
Goodwill	4,578	4,385
Other items	179	444
	16,348	15,341
Net deferred income tax asset	$22,136	$23,754

16.     FAIR VALUE OF FINANCIAL INSTRUMENTS

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments”. This guidance amends existing guidance to improve accounting standards for financial instruments including clarification and simplification of accounting and disclosure requirements and the requirement for public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The Company adopted the guidance effective July 1, 2018.  Upon adoption, the fair value of the Company’s loan portfolio is now presented using an exit price method.

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

Level 1:	Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
Level 2:

Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability or inputs that are derived principally from, or corroborated by, market data by correlation or other means.

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

Assets Measured on a Recurring Basis:

The following methods and significant assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at September 30, 2018 and June 30, 2018:

Investment Securities Available for Sale

The majority of the Company’s available for sale investment securities are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the securities’ terms and conditions, among other things.  From time to time, the Company validates prices supplied by the independent pricing service by comparison to prices obtained from third-party sources or derived using internal models.

The Company held one trust preferred security whose fair value of $1.0 million at September 30, 2018 was determined using Level 3 inputs.  For the periods ended September 30, 2018 and June 30, 2018, management has been unable to obtain a market quote for this security.  Consequently, the security’s fair value as reported at September 30, 2018 and June 30, 2018, is based upon the present value of expected future cash flows assuming the security continues to meet all of its payment obligations and utilizing a discount rate based upon the security’s contractual interest rate.

Derivatives

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

Those assets measured at fair value on a recurring basis are summarized below:

	September 30, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Debt securities available for sale:
U.S. agency securities	$-	$4,070	$-	$4,070
Obligations of state and political subdivisions	-	25,907	-	25,907
Asset-backed securities	-	182,390	-	182,390
Collateralized loan obligations	-	215,569	-	215,569
Corporate bonds	-	147,811	-	147,811
Trust preferred securities	-	2,794	1,000	3,794
Total debt securities	-	578,541	1,000	579,541

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	-	23,097	-	23,097
Residential pass-through securities	-	95,795	-	95,795
Commercial pass-through securities	-	7,807	-	7,807
Total mortgage-backed securities	-	126,699	-	126,699
Total securities available for sale	$-	$705,240	$1,000	$706,240
Interest rate swaps	-	33,724	-	33,724

Total assets	$-	$738,964	$1,000	$739,964

	June 30, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Debt securities available for sale:
U.S. agency securities	$-	$4,411	$-	$4,411
Obligations of state and political subdivisions	-	26,088	-	26,088
Asset-backed securities	-	182,620	-	182,620
Collateralized loan obligations	-	226,066	-	226,066
Corporate bonds	-	147,594	-	147,594
Trust preferred securities	-	2,783	1,000	3,783
Total debt securities	-	589,562	1,000	590,562

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	-	24,292	-	24,292
Residential pass-through securities	-	102,359	-	102,359
Commercial pass-through securities	-	7,872	-	7,872
Total mortgage-backed securities	-	134,523	-	134,523
Total securities available for sale	-	724,085	1,000	725,085
Interest rate swaps and caps	-	31,881	-	31,881

Total assets	$-	$755,966	$1,000	$756,966

In addition to the financial instruments noted above, at September 30, 2018 and June 30, 2018, the Company’s pipeline of loans held for sale included $10.0 million and $10.8 million, respectively, of in process loans whose terms included interest rate locks to borrowers which are considered free-standing derivative instruments whose fair values are not material to our financial condition or results of operations.  Given the short-term nature of the commitments and their immateriality to the statements of condition and operations, the Company assumes no change in the fair value of these derivative instruments during their outstanding period.

Assets Measured on a Non-Recurring Basis:

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a non-recurring basis at September 30, 2018 and June 30, 2018:

Impaired Loans

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

Other Real Estate Owned

Other real estate owned is recorded at estimated fair value, less estimated selling costs when acquired, thus establishing a new cost basis. Fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience.  When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If further declines in the estimated fair value of the asset occur, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions.

Loans-Held-for-Sale

The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors (Level 2).

Those assets measured at fair value on a non-recurring basis are summarized below:

	September 30, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Impaired loans:
Residential mortgage	$-	$-	$3,788	$3,788
Non-residential mortgage	-	-	791	791
Commercial business	-	-	130	130
Total	$-	$-	$4,709	$4,709

Other real estate owned, net:
Residential mortgage	$-	$-	$288	$288
Total	$-	$-	$288	$288

	June 30, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Impaired loans:
Residential mortgage	$-	$-	$3,562	$3,562
Non-residential mortgage	-	-	794	794
Commercial business	-	-	113	113
Total	$-	$-	$4,469	$4,469

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value:

	September 30, 2018
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(In Thousands)
Impaired loans:
Residential mortgage	$3,788	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	6% - 27%	11.88%
Non-residential mortgage	791	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	13% - 14%	13.41%
Commercial business	130	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	0% - 24%	13.77%
Total	$4,709

Other real estate owned, net:
Residential mortgage	$288	Market valuation of underlying collateral	(3)	Adjustments to reflect current conditions/selling costs	(2)	5.00%	5.00%
Total	$288

	June 30, 2018
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(In Thousands)
Impaired loans:
Residential mortgage	$3,562	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	6% - 26%	12.34%
Non-residential mortgage	794	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	14% - 15%	14.07%
Commercial business	113	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	10% - 24%	14.54%
Total	$4,469

(1)	The fair value of impaired loans is generally determined based on an independent appraisal of the market value of a loan’s underlying collateral.
(2)

The fair value basis of impaired loans and other real estate owned is adjusted to reflect management estimates of selling costs including, but not necessarily limited to, real estate brokerage commissions and title transfer fees.

(3)

The fair value basis of other real estate owned is generally determined based upon the lower of an independent appraisal of the property’s market value or the applicable listing price or contracted sales price.

At September 30, 2018, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $5.1 million and valuation allowances of $363,000 reflecting fair values of $4.7 million. By comparison, at June 30, 2018, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $4.8 million and valuation allowances of $306,000 reflecting fair values of $4.5 million.

Once a loan is foreclosed, the fair value of the other real estate owned continues to be evaluated based upon the market value of the repossessed real estate originally securing the loan.  At September 30, 2018, the Company held other real estate owned totaling $288,000 whose carrying value was written down utilizing Level 3 inputs.  At June 30, 2018, the Company held no other real estate owned whose carrying value was written down utilizing Level 3 inputs.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2018 and June 30, 2018:

	September 30, 2018
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$44,486	$44,486	$44,486	$-	$-
Investment securities available for sale	706,240	706,240	-	705,240	1,000
Investment securities held to maturity	602,838	589,130	-	589,130	-
Loans held-for-sale	1,503	1,503	-	1,503	-
Net loans receivable	4,627,776	4,443,372	-	-	4,443,372
FHLB Stock	66,428	-	-	-	-
Interest receivable	19,455	19,455	1	5,747	13,707
Interest rate swaps	33,724	33,724	-	33,724	-

Financial liabilities:
Deposits	3,954,821	3,935,427	1,837,989	-	2,097,438
Borrowings	1,419,424	1,417,248	-	-	1,417,248
Interest payable on deposits	813	813	-	813	-
Interest payable on borrowings	3,629	3,629	-	-	3,629

	June 30, 2018
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$128,864	$128,864	$128,864	$-	$-
Investment securities available for sale	725,085	725,085	-	724,085	1,000
Investment securities held to maturity	589,730	579,499	-	579,499	-
Loans held-for-sale	863	863	-	863	-
Net loans receivable	4,470,483	4,367,150	-	-	4,367,150
FHLB Stock	59,004	-	-	-	-
Interest receivable	18,510	18,510	32	5,252	13,226
Interest rate swaps and caps	31,881	31,881		31,881

Financial liabilities:
Deposits	4,073,604	4,055,543	2,056,966	-	1,998,577
Borrowings	1,198,646	1,199,601	-	-	1,199,601
Interest payable on deposits	675	675	-	675	-
Interest payable on borrowings	2,427	2,427	-	-	2,427

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

17.     COMPREHENSIVE INCOME

The components of accumulated other comprehensive income included in stockholders’ equity at September 30, 2018 and June 30, 2018 are as follows:

	September 30,	June 30,
	2018	2018
	(In Thousands)
Net unrealized loss on securities available for sale	$(5,348)	$(4,321)
Tax effect	1,533	1,159
Net of tax amount	(3,815)	(3,162)

Net unrealized loss on securities available for sale transferred to held to maturity	(760)	(887)
Tax effect	224	249
Net of tax amount	(536)	(638)

Fair value adjustments on derivatives	33,724	31,881
Tax effect	(9,948)	(8,961)
Net of tax amount	23,776	22,920

Benefit plan adjustments	(861)	(813)
Tax effect	254	228
Net of tax amount	(607)	(585)

Total accumulated other comprehensive income	$18,818	$18,535

Other comprehensive income and related tax effects for the three months ended September 30, 2018 and September 30, 2017 are presented in the following table:

	Three Months Ended
	September 30,
	2018	2017
	(In Thousands)
Net unrealized holding (loss) gain on securities available for sale	$(1,027)	$1,932

Amortization of net unrealized holding gain on securities available for sale transferred to held to maturity (1)	127	29

Fair value adjustments on derivatives	1,843	1,646

Benefit plans:
Amortization of actuarial loss (2)	11	11
Net actuarial loss	(59)	(83)
Net change in benefit plan accrued expense	(48)	(72)

Other comprehensive income before taxes	895	3,535
Tax effect (3)	(612)	(1,439)
Total other comprehensive income	$283	$2,096

(1)	Represents amounts reclassified out of accumulated other comprehensive income and included in interest income on taxable securities.
(2)	Represents amounts reclassified out of accumulated other comprehensive income and included in the computation of net periodic pension expense. See Note 14 – Benefit Plans for additional information.
(3)

The amounts included in income taxes for items reclassified out of accumulated other comprehensive income totaled $(26) for the three months ended September 30, 2018, and $(29) for the three months ended September 30, 2017.

18.     REVENUE RECOGNITION

Effective July 1, 2018, the Company adopted ASU 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, "ASC 606”), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as OREO. The majority of the Company’s revenues come from interest income and other sources, including loans, leases, securities, and derivatives that are outside the scope of ASC 606. The Company’s services that fall within the scope of ASC 606 are presented within noninterest income and are recognized as revenue as the Company satisfies its obligation to the customer. Services within the scope of ASC 606 include deposit service charges on deposits, interchange income, and the sale of OREO.

The Company, using a modified retrospective transition approach, determined that there will be no cumulative effect adjustment to retained earnings as a result of adopting the new standard, nor will the standard have a material impact on our consolidated financial statements including the timing or amounts of revenue recognized.

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three months ended September 30, 2018 and 2017.  Sources of revenue outside the scope of ASC 606 are noted as such.

	Three Months Ended
	September 30,
	2018	2017
	(In Thousands)
Non-interest income:
Deposit-related fees and charges	$375	$353
Loan-related fees and charges (1)	798	908
Gain on sale of loans (1)	132	331
Loss on sale and write down of other real estate owned	(50)	(109)
Income from bank owned life insurance (1)	1,594	1,267
Electronic banking fees and charges (interchange income)	250	278
Miscellaneous (1)	83	66
Total non-interest income	$3,182	$3,094

(1)	Not within the scope of ASC 606.

A description of the Company’s revenue streams accounted for under ASC 606 is as follows:

Service Charges on Deposit Accounts

The Company earns fees from deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed at the point in the time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance.

Gains/Losses on Sales of OREO

The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. Gain/Losses on the sales of OREO falls within the scope of ASC 606, if the Company finances the transaction.  Under ASC 606, if the Company finances the sale of OREO to the buyer, the Company is required to assess whether the buyer is committed to perform their obligations under the contract and whether the collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. Generally, the Company does not finance the sale of OREO properties.

Interchange Income

The Company earns interchange fees from debit and credit card holder transactions conducted through various payment networks. Interchange fees from cardholder transactions are recognized daily, concurrently with the transaction processing services provided by an outsourced technology solution.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report on Form 10-Q may include certain forward-looking statements based on current management expectations. Such forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may”, “will”, “believe”, “expect”, “estimate”, “anticipate”, “continue”, or similar terms or variations on those terms, or the negative of those terms. The actual results of the Company could differ materially from those management expectations.  Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities and failure to integrate or profitably operate acquired businesses. Additional potential factors include changes in interest rates, deposit flows, cost of funds, demand for loan products and financial services, competition and changes in the quality or composition of loan and investment portfolios of the Company. Other factors that could cause future results to vary from current management expectations include changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in the Company’s other filings with the Securities and Exchange Commission.

Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at September 30, 2018 and June 30, 2018

General. Total assets increased $76.3 million to $6.66 billion at September 30, 2018 from $6.58 billion at June 30, 2018.  The net increase in total assets primarily reflected increases in net loans receivable and securities held to maturity that were partially offset by decreases in the balances of cash and cash equivalents and securities available for sale. The net increase in total assets was largely funded by an increase in borrowings that was partially offset by decreases in deposits and stockholders’ equity.

Cash and Cash Equivalents. Cash and cash equivalents, which consist primarily of interest-earning and non-interest-earning deposits in other banks, decreased by $84.4 million to $44.5 million at September 30, 2018 from $128.9 million at June 30, 2018.  The decrease in the balance of cash and cash equivalents at September 30, 2018 largely reflected the continuing effort to limit the balance of cash and cash equivalents to the levels needed to meet the Bank’s day-to-day funding obligations and overall liquidity risk management objectives while reinvesting excess liquidity into comparatively higher-yielding assets.  The elevated levels of cash and cash equivalents at June 30, 2018 partly reflected operating fluctuations in the Company’s short-term liquidity coupled with the acquisition of $36.6 million in cash and cash equivalents acquired from Clifton.

Investment Securities Available for Sale. Investment securities classified as available for sale decreased by $18.9 million to $706.2 million at September 30, 2018 from $725.1 million at June 30, 2018.  The net decrease in the portfolio partly reflected cash repayment of principal, net of premium amortization and discount accretion, totaling $17.9 million coupled with a $1.0 million decrease in the fair value of the portfolio to a net unrealized loss of $5.3 million at September 30, 2018 from a net unrealized loss of $4.3 million at June 30, 2018.

The noted decrease in the fair value of securities available for sale reflected a decrease of $772,000 in the fair value of mortgage-backed securities available for sale to an unrealized loss of $5.7 million at September 30, 2018 from an unrealized loss of $4.9 million at June 30, 2018 coupled with a decrease of $255,000 in the fair value of debt securities available for sale to an unrealized gain of $308,000 at September 30, 2018 from an unrealized gain of $563,000 at June 30, 2018.

Based on its evaluation, management has concluded that no other-than-temporary impairment was present within the available for sale segment of the investment portfolio as of September 30, 2018 and June 30, 2018.  Additional information regarding securities available for sale as of those dates is presented in Note 7 and Note 9 to the unaudited consolidated financial statements.

Investment Securities Held to Maturity. Investment securities classified as held to maturity increased by $13.1 million to $602.8 million at September 30, 2018 from $589.7 million at June 30, 2018.  The increase in held to maturity securities reflected security purchases totaling $38.4 million that was partially offset by cash repayment of principal, net of discount accretion and premium amortization, totaling $25.3 million for the three months ended September 30, 2018.

Based on its evaluation, management has concluded that no other-than-temporary impairment was present within the held to maturity segment of the investment portfolio as of September 30, 2018 and June 30, 2018.  Additional information regarding securities held to maturity as of those dates is presented in Note 8 and Note 9 to the unaudited consolidated financial statements.

Loans Held-for-Sale.  The Company’s residential lending infrastructure continues to support strategies focused on the origination volume of residential mortgage loans for sale into the secondary market which has enabled the Company to increase its level of non-interest income through the recognition of recurring loan sale gains while helping to manage the Company’s exposure to interest rate risk.  During the three months ended September 30, 2018, we sold $11.6 million of residential mortgage loans resulting in net sale gains totaling $114,000 for the period.  Loans held for sale totaled $1.5 million at September 30, 2018 compared to $863,000 at June 30, 2018 and are reported separately from the balance of net loans receivable as of those dates.

Loans Receivable.  Loans receivable, net of unamortized premiums, deferred costs and the allowance for loan losses, increased by $157.3 million to $4.63 billion at September 30, 2018 from $4.47 billion at June 30, 2018.  The increase in net loans receivable was primarily attributable to new loan origination and purchase volume outpacing loan repayments during the three months ended September 30, 2018.

Residential mortgage loans held in portfolio, including home equity loans and lines of credit, increased by $8.5 million to $1.40 billion at September 30, 2018 from $1.39 billion at June 30, 2018. The increase reflected a modest increase in the balance of one- to four-family first mortgage loans of $5.8 million to $1.30 billion at September 30, 2018 that was substantially unchanged from June 30, 2018 and an increase of $2.7 million in the balance of home equity loans and home equity lines of credit to $93.5 million at September 30, 2018 from $90.8 million at June 30, 2018.

Residential mortgage loan origination volume for the three months ended September 30, 2018 totaled $31.6 million, comprising $21.1 million of one- to four-family first mortgage loan originations and $10.5 million of home equity loan and home equity line of credit originations during the period.  Residential mortgage loan originations were augmented with the purchase of one- to four-family first mortgage loans totaling $20.6 million during the three months ended September 30, 2018.

Commercial loans, including multi-family and nonresidential commercial mortgage loans, commercial business loans and construction loans, increased by $148.4 million to $3.32 billion at September 30, 2018 from $3.17 billion at June 30, 2018. The components of the aggregate increase included an increase in commercial mortgage loans totaling $152.6 million that was augmented by an increase in the outstanding balance of construction loans totaling $3.3 million. These increases were partially offset by a decrease in the balance of commercial business loans of $7.5 million.  The outstanding balance of commercial mortgage loans at September 30, 2018 totaled $3.21 billion while the outstanding balances of construction and commercial business loans, totaled $26.6 million and $78.3 million, respectively, as of that date.

Commercial loan origination volume for the three months ended September 30, 2018 totaled $218.4 million, which comprised of $212.3 million of commercial mortgage loan originations augmented by $2.8 million of commercial business loan originations and construction loan disbursements totaling $3.3 million during the period.  Commercial loan originations were augmented with the funding of purchased loans totaling $778,000 during the three months ended September 30, 2018.

Other loans, primarily account loans, deposit account overdraft lines of credit and other consumer loans, decreased by $1.5 million to $7.6 million at September 30, 2018 from $9.1 million at June 30, 2018.

The Company originated a total of $612,000 of passbook/certificate loans and other consumer loans during the three months ended September 30, 2018, while no additional consumer loans were purchased during the period.

Nonperforming Loans.  Nonperforming loans increased by $3.6 million to $20.5 million, or 0.44% of total loans at September 30, 2018, from $16.9 million, or 0.37% of total loans at June 30, 2018. Nonperforming loans generally include loans reported as “accruing loans over 90 days past due” and loans reported as “nonaccrual” with such balances totaling $19,000 and $20.5 million, respectively, at September 30, 2018.  The increase in nonperforming loans was largely attributable to the addition of one loan totaling $2.9 million that is fully secured by the vacant land that serves as its collateral.  The loan was designated as a troubled debt restructuring and placed on nonaccrual status during the quarter ended September 30, 2018.

Additional information about the Company’s nonperforming loans at September 30, 2018 is presented in Note 10 to the unaudited consolidated financial statements.

Allowance for Loan Losses. During the three months ended September 30, 2018, the balance of the allowance for loan losses increased by $1.9 million to $32.7 million, or 0.69% of total loans at September 30, 2018, from $30.9 million, or 0.68% of total loans at June 30, 2018. The increase resulted from provisions of $2.1 million during the three months ended September 30, 2018 that were partially offset by charge-offs, net of recoveries, totaling $233,000 during that same period.

With regard to loans individually evaluated for impairment, the balance of our allowance for loan losses attributable to such loans increased by $57,000 to $363,000 at September 30, 2018 from $306,000 at June 30, 2018.  The balance at September 30, 2018 reflected the allowance for impairment identified on $1.0 million of impaired loans while an additional $24.4 million of impaired loans had no allowance for impairment as of that date.  By comparison, the balance at June 30, 2018 reflected the allowance for impairment identified on $1.0 million of impaired loans while an additional $22.3 million of impaired loans had no allowance for impairment as of that date.  The outstanding balances of impaired loans reflect the cumulative effects of various adjustments including, but not limited to, purchase accounting valuations and prior charge-offs, where applicable, which are considered in the evaluation of impairment.

With regard to loans evaluated collectively for impairment, the balance of our allowance for loan losses attributable to such loans increased by $1.8 million to $32.4 million at September 30, 2018 from $30.6 million at June 30, 2018.  The increase in valuation was largely attributable to the aggregate growth in the outstanding balance of loans collectively evaluated for impairment while also reflecting the ongoing reallocation of the applicable loans within the portfolio in favor of commercial loans against which we generally assign comparatively higher historical and environmental loss factors in our allowance for loan loss calculation.  The increase in the allowance also reflected updates to historical and environmental loss factors during the three months ended September 30, 2018.

With regard to historical loss factors, our loan portfolio experienced a net annualized charge-off rate of 0.02% for the three months ended September 30, 2018 representing a decrease of one basis point from the 0.03% of charge offs reported for the year ended June 30, 2018.  The annual average net charge off rate for June 30, 2018 had previously increased by two basis points from 0.01% for the prior year ended June 30, 2017.  The historical loss factors used in our allowance for loan loss calculation methodology were updated to reflect the effect of these changes by individual loan segment reflecting the two year look-back period used by that methodology.  Together with the impact of the increase in the overall balance of the unimpaired portion of the loan portfolio during the period, the applicable portion of the allowance attributable to historical loss factors increased by approximately $148,000 to $2.2 million at September 30, 2018 from $2.1 million at June 30, 2018.

With regard to environmental loss factors, the portion of the allowance for loan losses attributable to such factors increased by $1.7 million to $30.1 million at September 30, 2018 from $28.5 million at June 30, 2018.  The increase was largely attributable to the growth in the unimpaired portion of the loan portfolio while also reflecting minor adjustments to environmental loss factors during the three months ended September 30, 2018.

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

Finally, changes in accounting standards promulgated by the Financial Accounting Standards Board, such as those discussed in Note 6 to the audited consolidated financial statements regarding the use of a current expected credit loss (“CECL”) model to calculate credit losses, may require increases in the allowance for loan losses upon adoption of the applicable accounting standard.

Additional information about the allowance for loan losses at September 30, 2018 is presented in Note 10 to the unaudited consolidated financial statements.

Other Assets. The aggregate balance of other assets, including premises and equipment, FHLB stock, interest receivable, goodwill, core deposit intangibles, bank owned life insurance, deferred income taxes, other real estate owned and other assets, increased by $8.6 million to $673.4 million at September 30, 2018 from $664.8 million at June 30, 2018.

The increase in other assets primarily reflected a $7.4 million increase in FHLB stock resulting from an increase in advances drawn during the three months ended September 30, 2018 coupled with a $1.6 million increase in the cash surrender value of the Company’s bank-owned life insurance policies for the same period.

The remaining increases and decreases in other assets for the three months ended September 30, 2018 generally reflected normal operating fluctuations in their respective balances.

Deposits. Total deposits decreased by $118.8 million to $3.95 billion at September 30, 2018 from $4.07 billion at June 30, 2018.  The net decrease in deposit balances reflected a $115.5 million decrease in interest-bearing deposits coupled with a $3.3 million decrease in non-interest-bearing deposits.  The decrease in interest-bearing deposits included decreases in the balances of interest-bearing checking accounts and savings and club accounts totaling $214.9 million and $750,000, respectively, which were partially offset by an increase in the balance of certificates of deposit totaling $100.2 million for the period.

The change in deposit balances for the three months ended September 30, 2018 reflected changes in the balances of retail deposits as well as “non-retail” deposits acquired through various wholesale channels. The decrease in the balance of interest-bearing checking primarily reflected a $210.8 million decrease in the balance of wholesale money market deposits attributable to the scheduled maturity and termination of the Company’s participation in the Promontory Interfinancial Network’s (“Promontory”) Insured Network Deposits (“IND”) program.  Partially offsetting the decrease in the balance of wholesale interest-bearing checking accounts was an increase of $92.0 million in other deposits comprising increases of $35.7 million and $56.3 million in retail and other wholesale deposits, respectively.

We continued to utilize a deposit listing service through which we attract “non-brokered” wholesale time deposits targeting institutional investors with an original investment horizon of up to five years. We generally prohibit the withdrawal of our listing service deposits prior to maturity. The balance of the Bank’s listing service time deposits increased by $734,000 to $105.0 million, or 3.5% of total deposits at September 30, 2018, compared to $104.3 million, or 2.6% of total deposits at June 30, 2018.

We also maintain a portfolio of brokered certificates of deposit whose balances increased by $55.6 million to $139.9 million at September 30, 2018 from $84.3 million at June 30, 2018.

Additional information about the Company’s deposits at September 30, 2018 is presented in Note 11 to the unaudited consolidated financial statements.

Borrowings. The balance of borrowings increased by $220.8 million to $1.42 billion at September 30, 2018 from $1.20 billion at June 30, 2018. The increase in borrowings primarily reflected an additional $200.0 million 90-day Federal Home Loan Bank (“FHLB”) term advance that was drawn to replace the maturing Promontory IND funding noted above coupled with an increase of $60.0 million in overnight borrowings drawn for liquidity management purposes.   The Company had entered into a forward-starting interest rate swap contract in July 2016 to extend the effective duration of the new 90-day FHLB advance thereby effectively fixing its cost for a longer period of time.  These increases were partially offset by decreases of $35.0 million in long-term FHLB advances resulting from the scheduled maturity of such advances coupled with a $4.9 million decrease in depositor sweep account balances representing normal day-to-day fluctuations in such balances.

Additional information about the Company’s borrowings at September 30, 2018 is presented in Note 12 to the unaudited consolidated financial statements.

Other Liabilities. The balance of other liabilities, including advance payments by borrowers for taxes and other miscellaneous liabilities, increased by $7.0 million to $45.9 million at September 30, 2018 from $38.9 million at June 30, 2018. The increase primarily reflected the liability associated with the Company’s declaration of a special cash dividend in September 2018, as described in greater detail below. The remaining change generally reflected normal operating fluctuations in the balances of other liabilities during the period.

Stockholders’ Equity.  Stockholders’ equity decreased by $32.7 million to $1.24 billion at September 30, 2018 from $1.27 billion at June 30, 2018.  The decrease in stockholders’ equity largely reflected the impact of the Company’s share repurchases during the first three months of fiscal 2019.  The Company had previously announced its third share repurchase program in April 2018 through which it is authorized to repurchase a total of 10,238,557 shares, or 10%, of its outstanding shares. During the three months ended September 30, 2018, the Company repurchased 1,957,600 shares at a total cost of $26.9 million, or an average cost of $13.75 per share.  Cumulatively, the Company has repurchased a total of 4,653,600 shares, or 45.4% of the shares to be repurchased under its third share repurchase program at a total cost of $65.3 million, or an average cost of $14.03 per share.  The cumulative cost of the Company’s repurchased shares has directly reduced the balance of stockholders’ equity at September 30, 2018.

The net decrease in stockholders’ equity was partially offset by net income of $11.1 million for the three months ended September 30, 2018 from which the Company declared and paid regular quarterly cash dividends totaling $0.04 per share to stockholders during the period.  Additionally, in September 2018, the Company declared a $0.16 special cash dividend payable to stockholders in October 2018.  Together, the regular and special cash dividends declared during the three months ended September 30, 2018 reduced stockholders’ equity by $19.4 million during the period.

The change in stockholders’ equity also reflected a $283,000 increase in accumulated other comprehensive income, due primarily to changes in the fair value of the Company’s available for sale securities portfolio and outstanding derivatives, while also reflecting a $486,000 decrease in unearned ESOP shares for shares earned by plan participants during the three months ended September 30, 2018.

Comparison of Operating Results for the Three Months Ended September 30, 2018 and September 30, 2017

General. Net income for the three months ended September 30, 2018 was $11.1 million, or $0.12 per diluted share; an increase of $5.9 million from $5.2 million, or $0.07 per diluted share, for the three months ended September 30, 2017. The increase in net income reflected increases in net-interest income and non-interest income that were partially offset by increases in the provision for loan losses and non-interest expense.  These factors contributed to an overall increase in pre-tax income and a corresponding increase in the provision for income taxes.

Net Interest Income. Net interest income for the three months ended September 30, 2018 was $40.2 million; an increase of $13.4 million from $26.8 million for the three months ended September 30, 2017. The increase in net interest income between the comparative periods resulted from an increase in interest income of $20.6 million that was partially offset by an increase of $7.2 million in interest expense. The increase in interest income was attributable to an increase in the average balance of interest-earning assets coupled with an increase in their average yield. The increase in interest expense resulted from an increase in the average balance of interest-bearing liabilities coupled with an increase in their average cost.

The noted increase in the average balances of interest-earning assets and interest-bearing liabilities and the associated increases in their average yields and costs, respectively, primarily reflected the impact of the Company’s acquisition of Clifton which closed on April 2, 2018.  As required by applicable accounting standards, the Company recorded purchase accounting adjustments to the carrying value of all assets acquired and liabilities assumed from Clifton to reflect their fair values at the time of acquisition.  With specific regard to the interest-earning assets acquired and interest-bearing liabilities assumed, such adjustments generally accrete or amortize into interest income and interest expense, respectively, on a level-yield/cost basis over their estimated remaining lives.  As a result, the “post-acquisition” yield or cost recognized by the Company on the assets and liabilities acquired generally reflect the comparable market interest rates for such instruments at the time of their acquisition.

As presented in the separate discussion and analysis of interest income and interest expense below, these acquisition-related factors contributed significantly to the 31 basis point increase in our net interest rate spread to 2.44% for the three months ended September 30, 2018 from 2.13% for the three months ended September 30, 2017. The increase in the net interest rate spread reflected a 52 basis points increase in the average yield on interest-earning assets to 3.89% for the three months ended September 30, 2018 from 3.37% for the three months ended September 30, 2017.  For those same comparative periods, the average cost of interest-bearing liabilities increased by 21 basis points to 1.45% from 1.24%.

The factors resulting in the reported increase in our net interest rate spread also affected our net interest margin.  In total, the Company’s net interest margin increased 28 basis points to 2.68% for the three months ended September 30, 2018 compared to 2.40% for the three months ended September 30, 2017.

Interest Income. Total interest income increased $20.6 million to $58.2 million for the three months ended September 30, 2018 from $37.6 million for the three months ended September 30, 2017. The increase in interest income partly reflected a $1.53 billion increase in the average balance of interest-earning assets to $5.99 billion for the three months ended September 30, 2018 from $4.46 billion for the three months ended September 30, 2017.  For those same comparative periods, the yield on earning assets increased by 52 basis points to 3.89% from 3.37%.

Interest income from loans increased $16.9 million to $47.4 million for the three months ended September 30, 2018 from $30.5 million for the three months ended September 30, 2017. The increase in interest income on loans was attributable to a net increase in the average balance of loans coupled with an increase in their average yield.

The average balance of loans increased by $1.30 billion to $4.56 billion for the three months ended September 30, 2018 from $3.26 billion for the three months ended September 30, 2017.  The increase in the average balance of loans primarily reflected an aggregate increase of $641.2 million in the average balance of commercial loans to $3.23 billion for the three months ended September 30, 2018 from $2.59 billion for the three months ended September 30, 2017. Our commercial loans generally comprise commercial mortgage loans, including multi-family and nonresidential mortgage loans, as well as secured and unsecured commercial business loans and construction loans secured by one- to four-family residential, multi-family and non-residential properties.

The increase in the average balance of commercial loans was coupled with a $737.9 million increase in the average balance of residential mortgage loans to $1.39 billion for the three months ended September 30, 2018 from $649.7 million for the three months ended September 30, 2017. Our residential mortgages generally comprise one- to four-family first mortgage loans, home equity loans and home equity lines of credit.

For those same comparative periods, the average balance of other loans, primarily comprising unsecured consumer term loans, account loans and deposit account overdraft lines of credit, decreased by $6.4 million to $8.4 million from $14.8 million.  The decrease in the average balance of other loans largely reflected a decrease in the average outstanding balance of unsecured consumer term loans acquired through Lending Club.

The average yield on loans increased by 42 basis points to 4.16% for the three months ended September 30, 2018 from 3.74% for the three months ended September 30, 2017.  The increase in the average balance and average yield on loans primarily reflected the effects of the Clifton acquisition through which the “post-acquisition” yield on the loans acquired reflect the comparable market interest rates for such loans at the time of their acquisition, as discussed earlier.  In general, the “post-acquisition” yield on the acquired loans exceeded that of the Company’s existing loan portfolio which contributed to the overall increase in the yield on loans between comparative periods.

Interest income from taxable investment securities increased by $3.0 million to $8.9 million for the three months ended September 30, 2018 from $5.9 million for the three months ended September 30, 2017. The increase in interest income reflected an increase in the average yield of taxable investment securities coupled with an increase in their average balance.

The average yield on taxable investment securities increased by 67 basis points to 3.01% for the three months ended September 30, 2018 from 2.34% for the three months ended September 30, 2017.  The increase in yield on taxable investment securities was partly attributable to the effects of the Clifton acquisition coupled with an increase in floating rate securities whose yields increased in conjunction with increases in short-term market interest rates.  For those same comparative periods, the average balance of taxable investment securities increased by $179.5 million to $1.18 billion from $1.00 billion.  The increase in the average balance of taxable investment securities was partly attributable to the effects of the Clifton acquisition which was partially offset by the level of aggregate principal repayments outpacing aggregate security purchases.

Interest income from tax-exempt investment securities increased by $95,000 to $716,000 for the three months ended September 30, 2018 from $621,000 for the three months ended September 30, 2017. The increase in interest income reflected an increase in the average balance of tax-exempt investment securities coupled with an increase in their average yield.  The average balance of tax-exempt investment securities increased by $13.4 million to $136.1 million for the three months ended September 30, 2018 from $122.7 million for the three months ended September 30, 2017. For those same comparative periods, the average yield of tax-exempt investment securities increased seven basis points to 2.10% during the three months ended September 30, 2018 from 2.03%.

Interest income from other interest-earning assets increased by $532,000 to $1.2 million for the three months ended September 30, 2018 from $642,000 for the three months ended September 30, 2017.  The increase in interest income reflected an increase in the average yield on other interest-earning assets coupled with an increase in their average balance.  The average yield on other interest-earning assets increased by 96 basis points to 4.17% for the three months ended September 30, 2018 from 3.21% for the three months ended September 30, 2017.  For those same comparative periods, the average balance of other interest-earning assets increased by $32.7 million to $112.6 million from $79.9 million.

The increase in average yield on other interest earning assets primarily reflected the effects of recent increases in short-term market interest rates on the yield on the Company’s short-term liquid assets.  The increase in the average balance largely reflected an increase in the average balance of the Bank’s required investment in FHLB stock.

Interest Expense. Total interest expense increased by $7.2 million to $18.0 million for the three months ended September 30, 2018 from $10.8 million for the three months ended September 30, 2017. The increase in interest expense resulted from an increase in the average balance of interest-bearing liabilities coupled with an increase in their average cost. The average balance of interest-bearing liabilities increased by $1.49 million to $4.97 billion for the three months ended September 30, 2018 from $3.48 billion for the three months ended September 30, 2017. For those same comparative periods, the average cost of interest-bearing liabilities increased 21 basis points to 1.45% from 1.24%.

Interest expense attributed to deposits increased by $4.3 million to $10.5 million for the three months ended September 30, 2018 from $6.2 million for the three months ended September 30, 2017. The increase in interest expense was attributable to increases in the average balance and average cost of interest-bearing deposits.

The average balance of interest-bearing deposits increased by $917.3 million to $3.58 billion for the three months ended September 30, 2018 from $2.67 billion for the three months ended September 30, 2017. The increase in the average balance reflected the combined effects of the Clifton acquisition coupled with organic growth in deposits that was partially offset by a decrease in the average balance of wholesale interest-bearing checking accounts as discussed earlier.   For the comparative periods noted, the average balance of interest-bearing checking accounts decreased by $69.9 million to $788.1 million from $858.0 million, the average balance of certificates of deposit increased by $761.2 million to $2.05 billion from $1.28 billion and the average balance of savings and club accounts increased by $225.0 million to $747.7 million from $522.7 million.

The average cost of interest-bearing deposits increased by 25 basis points to 1.18% for the three months ended September 30, 2018 from 0.93% for the three months ended September 30, 2017. The net increase in the average cost was reflected across all categories of interest-bearing deposits.  For the comparative periods noted, the average cost of certificates of deposit increased 20 basis points to 1.58% from 1.38%, the average cost of interest-bearing checking accounts increased 10 basis points to 0.86% from 0.76% and the average cost of savings and club accounts increased 29 basis points to 0.41% from 0.12%.

Interest expense attributed to borrowings increased by $2.9 million to $7.5 million for the three months ended September 30, 2018 from $4.6 million for the three months ended September 30, 2017. The increase in interest expense reflected an increase in the average balance of borrowings that was partially offset by a decrease in their average cost.  The average balance of borrowings increased by $580.9 million to $1.39 billion for the three months ended September 30, 2018, from $810.1 million for the three months ended September 30, 2017.  For those same comparative periods, the average cost of borrowings decreased by 10 basis points to 2.15% from 2.25%.

The increase in the average balance of borrowings primarily reflected a $572.0 million increase in the average balance of FHLB advances to $1.35 billion for the three months ended September 30, 2018 from $778.1 million for the three months ended September 30, 2017. For those same comparative periods, the average cost of FHLB advances decreased by 14 basis points to 2.19% from 2.33%.  The increase in the average balance and decrease in the average cost of FHLB advances largely reflected the impact of the Clifton acquisition while also reflecting the impact of an additional $200 million of 90-day FHLB term advance drawn to replace funding that was previously provided through the Promontory IND program, as noted earlier.  With regard to the noted FHLB advance that was drawn during the period, the Company had entered into a forward-starting interest rate swap contract in July 2016 to extend the effective duration of the new 90-day FHLB advance thereby effectively fixing its cost for a longer period of time.

The increase in the average balance of borrowings was coupled with an $8.9 million increase in the average balance of other borrowings, comprised primarily of depositor sweep accounts and overnight borrowings, to $41.0 million for the three months ended September 30, 2018 from $32.0 million for the three months ended September 30, 2017. The average cost of other borrowings increased by 67 basis points to 0.94% from 0.27% between the same comparative periods. The increase to the average cost of other borrowings primarily reflects interest costs associated to the overnight borrowings segment of the portfolio.

Provision for Loan Losses. The provision for loan losses increased by $1.5 million to $2.1 million for the three months ended September 30, 2018 from $630,000 for the three months ended September 30, 2017.  The increase was attributable to a higher provision on non-impaired loans evaluated collectively for impairment partially offset by a decrease in the provision attributable to losses recognized on loans individually reviewed for impairment.  Regarding the provision on non-impaired loans, the net increase in the provision expense largely reflected the higher growth in the outstanding balance of the loan portfolio that was collectively evaluated for impairment during the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

To a lesser extent, the change in the provision on such loans also reflected the comparative effects of periodic updates to historical and environmental loss factors between periods. The increase in provision expense attributable to non-impaired loans was partially offset by a decrease in the provision for specific losses recognized on nonperforming loans charged off or individually evaluated for impairment between comparative periods.

Additional information regarding the allowance for loan losses and the associated provisions recognized during the three months ended September 30, 2018 is presented in Note 10 to the unaudited consolidated financial statements as well as the Comparison of Financial Condition at September 30, 2018 and June 30, 2018.

Non-Interest Income. Non-interest income, excluding gains and losses on the sale of securities and gains and losses on the sale and write-down of other real estate owned, remained stable at $3.2 million for the three months ended September 30, 2018 and September 30, 2017, respectively, reflecting the effects of several offsetting factors.

The increase of $327,000 in the income recognized on bank-owned life insurance was largely attributable to the additional income earned on the cash surrender value of the applicable policies acquired in conjunction the Clifton acquisition.  This increase was largely offset by a decrease in the gain on sale of loans of $199,000 coupled with a decrease in fees and service charges of $88,000.  The decrease in loan sale gains primarily reflected a lower volume of loans originated and sold between comparative periods.  The noted decline in fees and service charges primarily reflected a reduction in loan-related fees and charges attributable to a decrease in loan prepayment fees partially offset by an increase to deposit-related service charges.

We also recognized net losses totaling $50,000 arising from the write down and sale of REO during the three months ended September 30, 2018 compared to $109,000 of such losses recognized during the earlier comparative period.

The remaining changes in the other components of non-interest income between comparative periods generally reflected normal operating fluctuations within those line items.

Non-Interest Expenses. Non-interest expense increased by $5.2 million to $26.5 million for the three months ended September 30, 2018 from $21.3 million for the three months ended September 30, 2017. This increase was largely attributable to increases in recurring non-interest expenses arising from the Clifton acquisition.

Salaries and employee benefits expense increased by $2.8 million to $15.6 million for the three months ended September 30, 2018 from $12.8 million for the three months ended September 30, 2017.  The increase in salaries and employees benefits expense generally reflected increases associated with the additional employees retained in conjunction with the Clifton acquisition while also reflecting increases in certain compensation and benefit expenses attributable to the Company’s existing roster of employees.  Such increase included annual increases in wages and salaries for fiscal 2019 and the cost of “non-acquisition-related” staffing additions within certain lending, business development and operational support functions.  The increase also reflected increases in health insurance, incentive compensation, severance and employee retirement plan expenses.  These increases were partially offset by decreases in employee stock benefit plan expenses as well as a decrease in ESOP expense reflecting a decrease in the average market price of the Company’s shares of common stock between comparative periods.

Premises occupancy expense increased by $755,000 to $2.7 million for the three months ended September 30, 2018 from $2.0 million for the three months ended September 30, 2017.  The increase was largely attributable to the ongoing operating expenses associated with the owned and leased office facilities acquired by the Company in conjunction with the Clifton acquisition.  The increase in premises occupancy expense also reflected an increase in facility lease expenses arising from costs associated with forthcoming branch additions and relocations, coupled with increases in facility repairs and maintenance and depreciation expenses relating to existing administrative and branch facilities.

Equipment and systems expense increased by $736,000 to $2.9 million for the three months ended September 30, 2018 from $2.2 million for the three months ended September 30, 2017.  As noted above, the increase in equipment and systems expense was largely attributable to the ongoing operating expenses associated with the in-house and outsourced information technology, core processing and electronic banking delivery channel infrastructure acquired by the Company in conjunction with the Clifton acquisition.

Advertising and marketing expense decreased by $133,000 to $577,000 for the three months ended September 30, 2018 from $710,000 for the three months ended September 30, 2017.  The decrease in advertising and marketing expense largely reflected decreases in advertising expenses across a variety of advertising formats including outdoor and electronic media reflecting normal fluctuations in the timing of certain advertising campaigns supporting the Company’s loan and deposit growth initiatives.

Federal deposit insurance premiums increased by $105,000 to $465,000 for the three months ended September 30, 2018 from $360,000 for the three months ended September 30, 2017.  The increase was primarily attributable to an increased deposit insurance assessment base arising from the effects of the Clifton acquisition as well as the Company’s organic growth.

Directors’ compensation expense increased by $69,000 to $758,000 for the three months ended September 30, 2018 from $689,000 for the three months ended September 30, 2017.  The increase in expense primarily reflected an increase in director fees attributable to the three directors added to the Company’s board in conjunction with the Clifton acquisition.

Finally, miscellaneous expense increased by $790,000 to $3.4 million for the three months ended September 30, 2018 from $2.6 million for the three months ended September 30, 2017.  The increase in miscellaneous expense primarily reflected increases in the amortization of core deposit intangibles arising from the Clifton acquisition coupled with increases in audit, consulting and insurance expense.

Provision for Income Taxes. The provision for income taxes increased by $903,000 to $3.7 million for the three months ended September 30, 2018 from $2.8 million for the three months ended September 30, 2017.  The variance in income tax expense partly reflected the underlying differences in the level of the taxable portion of pre-tax income between comparative periods while also reflecting changes in our effective income tax rate between comparative periods.

Our effective tax rate during the three month period ended September, 2018 was 24.7%.  In relation to statutory income tax rates, the effective income tax rate for the three months ended September 30, 2018 partly reflected the effects of recurring sources of tax-favored income included in pre-tax income.  By comparison, our effective tax rate during the three month period ended September 30, 2017 was 34.5%.  The decrease in effective income tax rate largely reflected the impact of federal income tax reform that was codified through the passage of the Tax Act on December 22, 2017 and changes enacted by the State of New Jersey to its income tax laws that became effective on July 1, 2018.

The Tax Act permanently reduced the Company’s statutory federal income tax rate from 35% to 21% while also including other provisions that altered the deductibility of certain recurring expenses recognized by the Company. Changes to the State of New Jersey’s income tax laws included provisions that imposed a surtax on Corporation Business Tax taxpayers whose allocated New Jersey net income exceeds $1.0 million.  The surtax was imposed at an initial rate of 2.5% which became effective for the Company for its current tax year which began on July 1, 2018 and will continue through its next tax year beginning July 1, 2019.  The surtax will decrease to 1.5% for the Company’s tax year beginning July 1, 2020 and will continue at that reduced rate through its tax year beginning July 1, 2021.  The surtax will be discontinued for the Company’s tax year beginning on July 1, 2022.

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

The Bank is required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure a safe operation. The balance of our cash and cash equivalents decreased by $84.4 million to $44.5 million at September 30, 2018 from $128.9 million at June 30, 2018.  The decrease in the balance of cash and cash equivalents largely reflected the Company’s ongoing effort to enhance earnings by generally limiting the level of lower-yielding, short-term liquid assets to the levels needed to meet its day-to-day funding obligations and overall liquidity risk management objectives.  The elevated levels of cash and cash equivalents at June 30, 2018 partly reflected operating fluctuations in the Company’s short-term liquidity coupled with the acquisition of $36.6 million in cash and cash equivalents acquired from Clifton.

Investments that formally qualify as liquid assets are supplemented by our portfolio of securities classified as available for sale whose balances at September 30, 2018 included $126.7 million of mortgage-backed securities and $579.5 million of debt securities that can readily be sold if necessary.

At September 30, 2018, the Company had outstanding commitments to originate and purchase loans held in portfolio totaling approximately $153.7 million while such commitments totaled $142.7 million at June 30, 2018.  As of those same dates, the Company’s pipeline of loans held for sale included $10.0 million and $10.8 million of loans in process, respectively, whose terms included interest rate locks to borrowers that were paired with a non-binding, best-efforts, commitment to sell the loan to a buyer at a fixed price and within a predetermined timeframe after the sale commitment is established.

Construction loans in process and unused lines of credit were $7.4 million and $76.1 million, respectively, at September 30, 2018 compared to $9.9 million and $71.6 million, respectively, at June 30, 2018. The Company is also subject to the contingent liabilities resulting from letters of credit whose outstanding balances totaled $1.1 million and $912,000 at September 30, 2018 and June 30, 2018, respectively.

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

As noted earlier, for the three months ended September 30, 2018, the balance of total deposits decreased by $118.8 million to $3.95 billion from $4.07 billion at June 30, 2018.  The net decrease in deposit balances reflected a $115.5 million decrease in interest-bearing deposits coupled with a $3.3 million decrease in non-interest-bearing deposits.  The decrease in interest-bearing deposits included decreases in the balance of interest-bearing checking accounts and savings and club accounts totaling $214.9 million and $750,000, respectively, which were partially offset by an increase in the balance of certificates of deposit totaling $100.2 million. The decrease in the balance of interest-bearing checking accounts primarily reflected a $210.8 million decrease in the balance of wholesale money market deposits attributable to the scheduled maturity and termination of the Company’s participation in the Promontory IND program, as noted earlier.  The balance of certificates of deposit with maturities within one year increased to $1.31 billion at September 30, 2018 compared to $1.12 billion at June 30, 2018 with such balances representing 62.0% and 55.7% of total certificates of deposit at the close of each period, respectively.

Borrowings from the FHLB of New York and other sources are generally available to supplement the Company’s liquidity position and, to the extent that maturing deposits do not remain with the Company, management may replace such funds with borrowings.  As of September 30, 2018, the Company’s outstanding balance of FHLB advances, excluding fair value adjustments, totaled $1.34 billion.  Of these advances, $145.0 million represent long-term, fixed-rate advances maturing in 2023 that have terms enabling the FHLB to call the borrowing at their option prior to maturity. The remaining balance of long-term, fixed-rate advances included thirty-nine term advances totaling $371.4 million with maturities ranging from fiscal 2019 to fiscal 2026 and one fixed-rate, amortizing advance maturing in fiscal 2021 with an outstanding balance of $332,000 at September 30, 2018.  Short-term FHLB advances at September 30, 2018 included $825.0 million of fixed-rate borrowings which have been effectively converted to longer duration funding sources through the use of interest rate derivatives.

The Company has the capacity to borrow additional funds from the FHLB, through a line of credit or by taking additional short-term or long-term advances including overnight borrowings. Such borrowings are an option available to management if funding needs change or to modify the effective duration of liabilities. As of September 30, 2018, the Bank’s borrowing potential at the FHLB of New York was $1.3 billion without pledging additional collateral. In addition to the FHLB advances, the Bank has other borrowings totaling $83.6 million at September 30, 2018 representing $23.6 million in overnight “sweep account” balances linked to customer demand deposits and $60.0 million in other overnight borrowings drawn for liquidity management purposes.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of September 30, 2018, the Company and the Bank exceeded all capital requirements of federal banking regulators.

The following table sets forth the Bank’s capital position at September 30, 2018 and June 30, 2018, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At September 30, 2018
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$904,759	21.49%	$336,789	8.00%	$420,986	10.00%
Tier 1 capital (to risk-weighted assets)	872,028	20.71%	252,592	6.00%	336,789	8.00%
Common equity tier 1 capital (to risk-weighted assets)	872,028	20.71%	189,444	4.50%	273,641	6.50%
Tier 1 capital (to adjusted total assets)	872,028	13.71%	254,403	4.00%	318,004	5.00%

	At June 30, 2018
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$987,251	24.07%	$328,174	8.00%	$410,217	10.00%
Tier 1 capital (to risk-weighted assets)	956,386	23.31%	246,130	6.00%	328,174	8.00%
Common equity tier 1 capital (to risk-weighted assets)	956,386	23.31%	184,598	4.50%	266,641	6.50%
Tier 1 capital (to adjusted total assets)	956,386	15.10%	253,300	4.00%	316,625	5.00%

The following table sets forth the Company’s capital position at September 30, 2018 and June 30, 2018, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At September 30, 2018
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$1,033,085	24.45%	$338,014	8.00%
Tier 1 capital (to risk-weighted assets)	1,000,354	23.68%	253,510	6.00%
Common equity tier 1 capital (to risk-weighted assets)	1,000,354	23.68%	190,133	4.50%
Tier 1 capital (to adjusted total assets)	1,000,354	15.69%	255,049	4.00%

	At June 30, 2018
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$1,062,398	25.80%	$329,409	8.00%
Tier 1 capital (to risk-weighted assets)	1,031,533	25.05%	247,057	6.00%
Common equity tier 1 capital (to risk-weighted assets)	1,031,533	25.05%	185,293	4.50%
Tier 1 capital (to adjusted total assets)	1,031,533	16.24%	254,015	4.00%

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%.  A financial institution can elect to be subject to this new definition.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving the Bank’s facilities. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase securities or mortgage-backed securities and commitments to extend credit to meet the financing needs of our customers. At September 30, 2018, we had no significant off-balance sheet commitments to purchase securities or for capital expenditures.

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

Net interest income is, by far, our largest revenue source to which we add our non-interest income and from which we deduct our provision for loan losses, non-interest expense and income taxes to calculate net income. Movements in market interest rates, and the effect of such movements on the risk factors noted above, significantly influence the spread between the interest earned on our loans, securities and other interest-earning assets and the interest paid on our deposits and borrowings. Movements in interest rates that increase, or widen, that net interest spread enhance our net income. Conversely, movements in interest rates that reduce, or tighten, that net interest spread adversely impact our net income.

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

Our liability-based funding sources totaled $5.37 billion at September 30, 2018 and comprised $3.95 billion of total deposits and $1.42 billion of total borrowings.  Total deposits as of that date included certificates of deposit totaling $2.12 billion representing 53.5% of total deposits and 39.4% of total funding.  The interest rates paid on the Company’s certificates of deposit are generally fixed until maturity at which time the customer has the option to “re-price” the certificate for a new interest rate and/or term to maturity.  Alternately, the customer may opt to transfer or close the account at maturity.  Given these considerations, the degree of liability sensitivity of the Company’s certificates of deposit is largely determined by the aggregate term to maturity characteristics of the underlying accounts.  In this regard, $1.31 billion, or 62.0%, of our certificates of deposit mature within one year with an additional $428.4 million, or 20.2%, of our certificates of deposit maturing after one year but within two years. The remaining $377.1 million or 17.8% of certificates at September 30, 2018 have remaining terms to maturity exceeding two years.

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

In addition to certificates of deposit, the balance of deposits at September 30, 2018 also included non-maturity deposit balances totaling $1.84 billion representing 46.5% of total deposits and 34.2% of total funding.  Such balances included interest-bearing checking accounts and savings and club accounts totaling $786.1 million and $743.3 million, respectively, as well as non-interest-bearing checking account balances totaling $308.6 million at September 30, 2018.  Historically, the repricing characteristics of the Company’s interest-bearing, non-maturity accounts are generally correlated to movements in short-term market interest rates.  As above, the degree of such correlation is generally determined by the direction, timing and magnitude of changes in interest rates paid on non-maturity deposits in relation to those of short-term market interest rates.

Excluding fair value adjustments, the balance of FHLB advances totaled $1.34 billion at September 30, 2018 and comprised both short-term and long-term advances with fixed rates of interest. Short-term FHLB advances generally have original maturities of less than one year and may include overnight borrowings which the Bank typically utilizes to address short term funding needs as they arise. Short-term FHLB advances at September 30, 2018 include $825.0 million of 90-day FHLB term advances that are generally forecasted to be periodically redrawn at maturity for the same 90 day term as the original advance. Based on this presumption, the Bank has utilized interest rate derivatives to extend the effective duration of each of these advances at the time they were drawn thereby effectively fixing their cost for longer periods of time.  Given the effects of the interest rate derivatives, the effective fixed-rate, weighted average remaining term to maturity of the noted advances was approximately 3.1 years at September 30, 2018.

Long-term advances generally include advances with original maturities of greater than one year. At September 30, 2018, our outstanding balance of long-term FHLB advances totaled $516.7 million. Such advances included $145.0 million of fixed-rate, callable term advances and $371.4 million of fixed-rate, non-callable term advances as well as a $332,000 fixed-rate amortizing advance.  The weighted average remaining term to maturity of the Company’s long-term, fixed rate FHLB advances was approximately 3.6 years at September 30, 2018.

In addition to FHLB advances, the balance of borrowings at September 30, 2018 also included $23.6 million in overnight “sweep account” balances linked to customer demand deposits and $60.0 million in other overnight borrowings drawn for liquidity management purposes.

With respect to the maturity and re-pricing of our interest-earning assets, at September 30, 2018, $107.5 million, or 2.3% of our total loans, will reach their contractual maturity dates within one year with the remaining $4.62 billion, or 97.7% of total loans having remaining terms to contractual maturity in excess of one year. Of loans maturing after one year, $1.96 billion had fixed rates of interest while the remaining $2.66 billion had adjustable rates of interest, with such loans representing 41.5% and 56.2% of total loans, respectively.

At September 30, 2018, $5.8 million, or 0.4% of our total securities, will reach their contractual maturity dates within one year with the remaining $1.30 billion, or 99.6% of total securities, having remaining terms to contractual maturity in excess of one year. Of the latter category, $706.7 million comprising 54.0% of our total securities had fixed rates of interest while the remaining $596.6 million comprising 45.6% of our total securities had adjustable or floating rates of interest.

At September 30, 2018, mortgage-related assets, including mortgage loans and mortgage-backed securities, totaled $5.19 billion and comprised 77.9% of total assets. In addition to remaining term to maturity and interest rate type as discussed above, other factors contribute significantly to the level of interest rate risk associated with mortgage-related assets. In particular, the scheduled amortization of principal and the borrower’s option to prepay any or all of a mortgage loan’s principal balance, where applicable, have a significant effect on the average lives of such assets and, therefore, the interest rate risk associated with them. In general, the prepayment rate on lower yielding assets tends to slow as interest rates rise due to the reduced financial incentive for borrowers to refinance their loans. By contrast, the prepayment rate of higher yielding assets tends to accelerate as interest rates decline due to the increased financial incentive for borrowers to prepay or refinance their loans to comparatively lower interest rates. These characteristics tend to diminish the benefits of falling interest rates to liability sensitive institutions while exacerbating the adverse impact of rising interest rates.

As a liability-sensitive institution, our net interest spread is generally expected to benefit from overall reductions in market interest rates. Conversely, our net interest spread is generally expected to be adversely impacted by overall increases in market interest rates. However, the general effects of movements in market interest rates can be diminished or exacerbated by “nonparallel” movements in interest rates across a yield curve. Nonparallel movements in interest rates generally occur when shorter term and longer term interest rates move disproportionately in a directionally consistent manner. For example, shorter term interest rates may decrease faster than longer term interest rates which would generally result in a steeper yield curve. Alternately, nonparallel movements in interest rates may also occur when shorter term and longer term interest rates move in a directionally inconsistent manner. For example, shorter term interest rates may rise while longer term interest rates remain steady or decline which would generally result in a “flatter” yield curve.

In general, the interest rates paid on our deposits tend to be determined based upon the level of shorter-term interest rates. By contrast, the interest rates earned on our loans and investment securities generally tend to be based upon the level of comparatively longer-term interest rates to the extent such assets are fixed-rate in nature. As such, the overall spread between shorter-term and longer-term interest rates when earning assets and costing liabilities re-price greatly influences our overall net interest spread over time. In general, a wider spread between shorter-term and longer-term interest rates, implying a steeper yield curve, is beneficial to our net interest spread. By contrast, a narrower spread between shorter-term and longer-term interest rates, implying a flatter yield curve, or a negative spread between those measures, implying an “inverted” yield curve, adversely impacts our net interest spread.

We continue to execute various strategies to mitigate the risk to our net interest rate spread and margin arising from adverse changes in interest rates and the shape of the yield curve. Such strategies include deploying excess liquidity in higher yielding interest-earning assets, such as commercial loans and investment securities, while continuing to limit increases in our cost of interest-bearing liabilities while extending their duration through various deposit pricing strategies. For example, we have extended the duration of our wholesale funding sources through cost effective use of interest rate derivatives that effectively converted short-term wholesale funding sources into longer-term, fixed-rate funding sources.

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

Given the inherent liability sensitivity of our balance sheet, our business plan also calls for greater expansion into C&I and construction lending. Toward that end, we are seeking to expand our retail lending resources with experienced business lenders focused on the origination of floating-rate and shorter-term fixed-rate loans and the corresponding core deposit account balances typically associated with such relationships. We have also developed an interest rate risk management strategy through which certain longer-duration, fixed-rate mortgage loan originations may be effectively converted into floating-rate assets through the use of interest rate derivatives in “loan-level” and “pool-level” hedging transactions.

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

As illustrated in the tables below, our EVE would be negatively impacted by an increase in interest rates. This result is expected given our liability sensitivity noted earlier. Specifically, based upon the comparatively shorter maturity and/or re-pricing characteristics of our interest-bearing liabilities compared with that of our interest-earning assets, an upward movement in interest rates would have a disproportionately adverse impact on the present value of our assets compared to the beneficial impact arising from the reduced present value of our liabilities. Hence, our EVE and EVE ratio decline in the increasing interest rate scenarios. The relatively low level of interest rates prevalent at September 30, 2018 and June 30, 2018 precluded the modeling of certain decreasing rate scenarios as parallel downward shifts in the yield curve would have resulted in negative interest rates for several points along that curve as of those analysis dates.

The following tables present the results of our internal EVE analysis as of September 30, 2018 and June 30, 2018, respectively.

	September 30, 2018
	Economic Value of Equity ("EVE")			EVE as a % of Present Value of Assets
Change in Interest Rates	$ Amount of EVE	$ Change in EVE	% Change in EVE	EVE Ratio	Change in EVE Ratio
	(Dollars in Thousands)
+300 bps	829,023	(230,510)	(22)%	14.52%	(234)	bps
+200 bps	898,645	(160,888)	(15)%	15.27%	(159)	bps
+100 bps	987,288	(72,245)	(7)%	16.22%	(64)	bps
0 bps	1,059,533	-	-	16.86%	-
-100 bps	1,088,603	29,070	3%	16.84%	(2)	bps
-200 bps	1,067,947	8,414	1%	16.16%	(70)	bps

	June 30, 2018
	Economic Value of Equity ("EVE")			EVE as a % of Present Value of Assets
Change in Interest Rates	$ Amount of EVE	$ Change in EVE	% Change in EVE	EVE Ratio	Change in EVE Ratio
	(Dollars in Thousands)
+300 bps	912,671	(212,562)	(19)%	16.06%	(193)	bps
+200 bps	976,386	(148,847)	(13)%	16.67%	(132)	bps
+100 bps	1,056,154	(69,079)	(6)%	17.44%	(55)	bps
0 bps	1,125,233	-	-	17.99%	-
-100 bps	1,134,786	9,553	1%	17.67%	(32)	bps

As seen in the tables above, the dollar amount of EVE and the EVE ratios declined between comparative periods across all scenarios modeled while the sensitivity of those measures to movements in interest rates increased modestly.  The decrease in the dollar amount of EVE and the EVE ratios across all rate scenarios largely reflect the overall decrease in stockholders’ equity arising from the Company’s continued repurchases of its common stock during the three months ended September 30, 2018.  The noted increase in sensitivity of these EVE measures partly reflected the impact of reallocating the excess balance of cash and equivalents held at June 30, 2018 into comparatively longer duration commercial mortgage loans during the quarter ended September 30, 2018.

The increase in sensitivity also reflected the effect of the overnight borrowings utilized for day-to-day liquidity management purposes at September 30, 2018 compared to no overnight borrowings being utilized at June 30, 2018.

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

The absence of a commonly shared, industry-standard set of analysis criteria and assumptions on which to base an “earnings-based” analysis could result in inconsistent or misinterpreted disclosure concerning an institution’s level of interest rate risk. Consequently, we limit the presentation of our earnings-based interest rate risk analysis to the scenarios presented in the table below. Consistent with the EVE analysis above, such scenarios utilize immediate and permanent rate “shocks” that result in parallel shifts in the yield curve. For each scenario, projected net interest income (“NII”) is measured over a one year period utilizing a static balance sheet assumption through which incoming and outgoing asset and liability cash flows are reinvested into similar instruments. Product pricing and earning asset prepayment speeds are appropriately adjusted for each rate scenario.

As illustrated in the tables below, at both September 30, 2018 and June 30, 2018, the findings of our NII-based analysis are generally consistent with those of the EVE-based analysis discussed above with both sets of analyses reflecting the Company’s overall liability sensitivity which increased between comparative periods for the reasons noted earlier. Notwithstanding this overall consistency, the exposure to interest rate risk assessed by the NII-based and EVE-based methodologies may differ in both magnitude and direction based on the comparative terms over which risk exposure is measured by those methodologies.  As noted earlier, EVE-based analysis generally takes a longer-term view of interest rate risk by measuring changes in the present value of cash flows of interest-earning assets and interest-bearing liabilities over their expected lives.  By contrast, the NII-based analysis presented below takes a comparatively shorter-term view of interest rate risk by measuring the forecasted changes in the net interest income generated by those interest-earning assets and interest-bearing liabilities over a one-year period.

The following tables present the results of our internal NII analysis as of September 30, 2018 and June 30, 2018, respectively.

			September 30, 2018
			Net Interest Income ("NII")
Change in Interest Rates	Balance Sheet Composition	Measurement Period	$ Amount of NII	$ Change in NII	% Change in NII
			(Dollars In Thousands)
+300 bps	Static	One Year	$143,584	$(12,011)	(7.72)%
+200 bps	Static	One Year	147,552	(8,043)	(5.17)
+100 bps	Static	One Year	152,047	(3,548)	(2.28)
0 bps	Static	One Year	155,595	-	-
-100 bps	Static	One Year	152,879	(2,716)	(1.75)
-200 bps	Static	One Year	147,866	(7,729)	(4.97)

			June 30, 2018
			Net Interest Income ("NII")
Change in Interest Rates	Balance Sheet Composition	Measurement Period	$ Amount of NII	$ Change in NII	% Change in NII
			(Dollars In Thousands)
+300 bps	Static	One Year	$151,420	$(6,540)	(4.14)%
+200 bps	Static	One Year	153,792	(4,168)	(2.64)
+100 bps	Static	One Year	156,617	(1,343)	(0.85)
0 bps	Static	One Year	157,960	-	-
-100 bps	Static	One Year	152,956	(5,004)	(3.17)

Finally, the relatively low level of interest rates prevalent at September 30, 2018 and June 30, 2018 precluded the modeling of certain decreasing rate scenarios normally used in the Company’s EVE and NII-based analyses as parallel downward shifts in the yield curve would have resulted in negative interest rates for several points along that curve as of those dates.

Notwithstanding the rate change scenarios presented in the EVE and earnings-based analyses above, future interest rates and their effect on net portfolio value or net interest income are not predictable. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, prepayments and deposit run-offs and should not be relied upon as indicative of actual results. Certain shortcomings are inherent in this type of computation. Although certain assets and liabilities may have similar maturity or periods of re-pricing, they may react at different times and in different degrees to changes in market interest rates. The interest rate on certain types of assets and liabilities, such as demand deposits and savings accounts, may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable-rate mortgages, generally have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayments and early withdrawal levels could deviate significantly from those assumed in making calculations set forth above. Additionally, an increase in credit risk may result as the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

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

During the quarter ended September 30, 2018, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	Legal Proceedings

At September 30, 2018, neither the Company nor the Bank were involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

ITEM 1A.	Risk Factors

There have been no material changes to the Risk Factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2018, previously filed with the Securities and Exchange Commission.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The following table reports information regarding repurchases of the Company’s common stock during the quarter ended September 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2018	1,223,100	$13.76	1,223,100	6,319,997
August 1-31, 2018	160,100	$13.79	160,100	6,159,897
September 1-30, 2018	574,400	$13.73	574,400	5,585,497

Total	1,957,600	$13.75	1,957,600	5,585,497

(1)	On April 27, 2018, the Company announced the authorization of a third stock repurchase plan for up to 10,238,557 shares or 10% of shares then outstanding. This plan has no expiration date.
ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

The following Exhibits are filed as part of this report:

3.1	Articles of Incorporation of Kearny Financial Corp. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-198602), originally filed on September 5, 2014)
3.2	Bylaws of Kearny Financial Corp. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-198602), originally filed on September 5, 2014)
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
101

The following materials from the Company’s Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

KEARNY FINANCIAL CORP.

Date: November 8, 2018	By:	/s/ Craig L. Montanaro
Craig L. Montanaro
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

Date: November 8, 2018	By:	/s/ Keith Suchodolski
Keith Suchodolski
Executive Vice President and
Chief Financial Officer
(Principal financial and accounting officer)