Form 10-Q
period 2018-12-31
Kearny Financial Corp.
filed 2019-02-08
CIK 1617242

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: February 4, 2019.

$0.01 par value common stock — 93,101,725 shares outstanding

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Share and Per Share Data)

	December 31,	June 30,
	2018	2018
	(Unaudited)
Assets
Cash and amounts due from depository institutions	$24,361	$26,199
Interest-bearing deposits in other banks	27,122	102,665
Cash and cash equivalents	51,483	128,864
Investment securities available for sale, at fair value	666,602	725,085
Investment securities held to maturity (fair value $592,151 and $579,499, respectively)	598,318	589,730
Loans held-for-sale	1,001	863
Loans receivable, including unaccreted yield adjustments of $(59,183) and $(66,567), respectively	4,753,392	4,501,348
Less: allowance for loan losses	(33,526)	(30,865)
Net loans receivable	4,719,866	4,470,483
Premises and equipment	58,414	56,240
Federal Home Loan Bank ("FHLB") of New York stock	64,514	59,004
Accrued interest receivable	19,435	18,510
Goodwill	210,895	210,895
Core deposit intangibles	5,743	6,295
Bank owned life insurance	253,009	249,816
Deferred income tax assets, net	24,692	23,754
Other real estate owned	508	725
Other assets	27,960	39,610
Total Assets	$6,702,440	$6,579,874

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest-bearing	$305,392	$311,938
Interest-bearing	3,868,042	3,761,666
Total deposits	4,173,434	4,073,604
Borrowings	1,310,547	1,198,646
Advance payments by borrowers for taxes	17,201	18,088
Other liabilities	17,997	20,788
Total Liabilities	5,519,179	5,311,126

Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 800,000,000 shares authorized; 93,772,115 shares and 99,626,400 shares issued and outstanding, respectively	938	996
Paid-in capital	848,145	922,711
Retained earnings	356,993	359,096
Unearned employee stock ownership plan shares; 3,261,335 shares and 3,361,684 shares, respectively	(31,617)	(32,590)
Accumulated other comprehensive income	8,802	18,535
Total Stockholders' Equity	1,183,261	1,268,748
Total Liabilities and Stockholders' Equity	$6,702,440	$6,579,874

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Interest Income
Loans	$49,015	$30,610	$96,452	$61,083
Taxable investment securities	9,051	6,077	17,930	11,933
Tax-exempt investment securities	713	641	1,429	1,262
Other interest-earning assets	1,243	704	2,417	1,346
Total Interest Income	60,022	38,032	118,228	75,624

Interest Expense
Deposits	12,727	6,649	23,266	12,868
Borrowings	7,946	4,548	15,433	9,111
Total Interest Expense	20,673	11,197	38,699	21,979
Net Interest Income	39,349	26,835	79,529	53,645
Provision for Loan Losses	971	936	3,071	1,566
Net Interest Income after Provision for Loan Losses	38,378	25,899	76,458	52,079

Non-Interest Income
Fees and service charges	1,258	1,409	2,431	2,670
Gain on sale of loans	101	200	233	531
Gain (loss) on sale and write down of other real estate owned	36	23	(14)	(86)
Income from bank owned life insurance	1,599	1,264	3,193	2,531
Electronic banking fees and charges	277	302	527	580
Miscellaneous	38	65	121	131
Total Non-Interest Income	3,309	3,263	6,491	6,357

Non-Interest Expense
Salaries and employee benefits	15,699	12,852	31,341	25,645
Net occupancy expense of premises	2,761	2,122	5,497	4,103
Equipment and systems	3,377	2,193	6,303	4,383
Advertising and marketing	787	748	1,364	1,458
Federal deposit insurance premium	421	343	886	703
Directors' compensation	746	688	1,504	1,377
Merger-related expenses	-	1,193	-	1,193
Miscellaneous	3,479	2,625	6,832	5,188
Total Non-Interest Expense	27,270	22,764	53,727	44,050
Income before Income Taxes	14,417	6,398	29,222	14,386
Income tax expense	3,649	5,129	7,308	7,885
Net Income	$10,768	$1,269	$21,914	$6,501

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Net Income per Common Share (EPS)
Basic	$0.12	$0.02	$0.23	$0.08
Diluted	$0.12	$0.02	$0.23	$0.08
Weighted Average Number of Common Shares Outstanding
Basic	92,434	77,174	93,780	78,411
Diluted	92,480	77,239	93,831	78,474

Dividends Declared Per Common Share	$0.05	$0.03	$0.25	$0.18

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Net Income	$10,768	$1,269	$21,914	$6,501
Other Comprehensive (Loss) Income, net of tax:
Net unrealized loss on securities available for sale	(1,863)	(1,208)	(2,517)	(60)
Amortization of net unrealized loss on securities available for sale transferred to held to maturity	28	44	130	61
Fair value adjustments on derivatives	(8,189)	4,429	(7,332)	5,403
Benefit plan adjustments	8	7	(14)	(36)
Total Other Comprehensive (Loss) Income	(10,016)	3,272	(9,733)	5,368
Total Comprehensive Income	$752	$4,541	$12,181	$11,869

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three and Six Months Ended December 31, 2017

(In Thousands, Unaudited)

	Common Stock		Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Income	Total
Balance - September 30, 2017	81,548	$815	$690,204	$354,123	$(34,049)	$3,140	$1,014,233

Net income	-	-	-	1,269	-	-	1,269
Other comprehensive income, net of income tax expense	-	-	-	-	-	3,272	3,272
ESOP shares committed to be released (50 shares)	-	-	258	-	486	.	744
Stock option exercise	10	-	102	-	-	-	102
Stock option expense	-	-	523	-	-	-	523
Share repurchases	(1,944)	(19)	(28,813)	-	-	-	(28,832)
Restricted stock plan shares earned (73 shares)	-	-	1,096	-	-	-	1,096
Cancellation of shares issued for restricted stock awards	(87)	(1)	(1,277)	-	-	-	(1,278)
Cash dividends declared ($0.03 per common share)	-	-	-	(1,856)	-	-	(1,856)

Balance - December 31, 2017	79,527	$795	$662,093	$353,536	$(33,563)	$6,412	$989,273

	Common Stock		Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Income	Total
Balance - June 30, 2017	84,351	$844	$728,790	$361,039	$(34,536)	$1,044	$1,057,181

Net income	-	-	-	6,501	-	-	6,501
Other comprehensive income, net of income tax expense	-	-	-	-	-	5,368	5,368
ESOP shares committed to be released (100 shares)	-	-	503	-	973	-	1,476
Stock option exercise	10		102				102
Stock option expense	-	-	1,045	-	-	-	1,045
Share repurchases	(4,747)	(48)	(69,266)	-	-	-	(69,314)
Restricted stock plan shares earned (146 shares)	-	-	2,196	-	-	-	2,196
Cancellation of shares issued for restricted stock awards	(87)	(1)	(1,277)	-	-	-	(1,278)
Cash dividends declared ($0.18 per common share)	-	-	-	(14,004)	-	-	(14,004)

Balance - December 31, 2017	79,527	$795	$662,093	$353,536	$(33,563)	$6,412	$989,273

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended December 31, 2018

(In Thousands, Unaudited)

	Common Stock		Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Income	Total
Balance - September 30, 2018	97,754	$978	$897,551	$350,838	$(32,104)	$18,818	$1,236,081

Cumulative effect of change in accounting principle for the adoption of ASU 2017-08	-	-	-	(531)	-	-	(531)
Balance - October 1, 2018, as adjusted for change in accounting principle	97,754	978	897,551	350,307	(32,104)	18,818	1,235,550
Net income	-	-	-	10,768	-	-	10,768
Other comprehensive loss, net of income tax benefit	-	-	-	-	-	(10,016)	(10,016)
ESOP shares committed to be released (50 shares)	-	-	164	-	487	-	651
Stock option expense	-	-	495	-	-	-	495
Share repurchases	(3,828)	(38)	(50,155)	-	-	-	(50,193)
Restricted stock plan shares earned (72 shares)	-	-	1,032	-	-	-	1,032
Cancellation of shares issued for restricted stock awards	(154)	(2)	(942)	-	-	-	(944)
Cash dividends declared ($0.05 per common share)	-	-	-	(4,082)	-	-	(4,082)

Balance - December 31, 2018	93,772	$938	$848,145	$356,993	$(31,617)	$8,802	$1,183,261

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended December 31, 2018

(In Thousands, Unaudited)

	Common Stock		Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Income	Total
Balance - June 30, 2018	99,626	$996	$922,711	$359,096	$(32,590)	$18,535	1,268,748

Cumulative effect of change in accounting principle for the adoption of ASU 2017-08	-	-	-	(531)	-	-	(531)
Balance - July 1, 2018, as adjusted for change in accounting principle	99,626	996	922,711	358,565	(32,590)	18,535	1,268,217
Net income	-	-	-	21,914	-	-	21,914
Other comprehensive loss, net of income tax benefit	-	-	-	-	-	(9,733)	(9,733)
ESOP shares committed to be released (100 shares)	-	-	366	-	973	-	1,339
Stock option expense	-	-	995	-	-	-	995
Share repurchases	(5,785)	(57)	(77,052)	-	-	-	(77,109)
Issuance of shares under stock benefit plans	85	1	(1)	-	-	-	-
Restricted stock plan shares earned (142 shares)	-	-	2,068	-	-	-	2,068
Cancellation of shares issued for restricted stock awards	(154)	(2)	(942)	-	-	-	(944)
Cash dividends declared ($0.25 per common share)	-	-	-	(23,486)	-	-	(23,486)

Balance - December 31, 2018	93,772	$938	$848,145	$356,993	$(31,617)	$8,802	$1,183,261

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Unaudited)

	Six Months Ended
	December 31,
	2018	2017
Cash Flows from Operating Activities:
Net income	$21,914	$6,501
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	2,072	1,475
Net (accretion) amortization of premiums, discounts and loan fees and costs	(5,467)	2,250
Deferred income taxes and valuation allowance	2,641	4,783
Amortization of intangible assets	552	60
Accretion of benefit plans’ unrecognized net gain	(36)	(61)
Provision for loan losses	3,071	1,566
Loss on write-down and sales of other real estate owned	14	86
Loans originated for sale	(22,327)	(41,833)
Proceeds from sale of mortgage loans held-for-sale	22,405	43,448
Gain on sale of mortgage loans held-for-sale, net	(215)	(413)
Proceeds from sale of SBA loans	215	1,264
Realized gain on sale of SBA loans	(18)	(118)
Realized loss on disposition of premises and equipment	24	7
Increase in cash surrender value of bank owned life insurance	(3,193)	(2,531)
ESOP, stock option plan and restricted stock plan expenses	4,402	4,717
Increase in interest receivable	(925)	(1,031)
Decrease (increase) in other assets	1,878	(1,672)
Increase in interest payable	2,210	292
Decrease in other liabilities	(4,557)	(2,555)
Net Cash Provided by Operating Activities	24,660	16,235

Cash Flows from Investing Activities:
Purchases of:
Investment securities available for sale	-	(76,074)
Investment securities held to maturity	(48,376)	(36,897)
Proceeds from:
Repayments/calls/maturities of investment securities available for sale	53,882	51,920
Repayments/calls/maturities of investment securities held to maturity	39,409	57,971
Purchase of loans	(58,093)	(48,905)
Net increase in loans receivable	(188,084)	(1,322)
Proceeds from sale of real estate owned	203	1,290
Additions to premises and equipment	(4,378)	(3,726)
Proceeds from cash settlement of premises and equipment	108	-
Purchase of FHLB stock	(10,215)	(4,140)
Redemption of FHLB stock	4,705	4,985
Net Cash Used in Investing Activities	$(210,839)	$(54,898)

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands, Unaudited)

	Six Months Ended
	December 31,
	2018	2017
Cash Flows from Financing Activities:
Net increase in deposits	101,020	103,485
Repayment of term FHLB advances	(1,479,556)	(1,250,054)
Proceeds from term FHLB advances	1,602,000	1,250,000
Net decrease in other short-term borrowings	(11,799)	(7,317)
Net decrease in advance payments by borrowers for taxes	(887)	(200)
Repurchase and cancellation of common stock of Kearny Financial Corp.	(77,109)	(69,314)
Cancellation of shares repurchased on vesting to pay taxes	(944)	(1,278)
Exercise of stock options	-	102
Dividends paid	(23,927)	(14,313)
Net Cash Provided by Financing Activities	108,798	11,111
Net Decrease in Cash and Cash Equivalents	(77,381)	(27,552)
Cash and Cash Equivalents - Beginning	128,864	78,237
Cash and Cash Equivalents - Ending	$51,483	$50,685

Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Income taxes, net of refunds	$3,193	$5,688
Interest	$36,489	$21,687

Non-cash investing and financing activities:
Acquisition of other real estate owned in settlement of loans	$-	$1,437

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

2.     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, income, comprehensive income, changes in stockholders’ equity and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the unaudited consolidated financial statements have been included. The results of operations for the three-month and six-month periods ended December 31, 2018 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended			Six Months Ended
	December 31, 2018			December 31, 2018
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)			(In Thousands, Except Per Share Data)

Net income	$10,768			$21,914
Basic earnings per share, income available to common stockholders	$10,768	92,434	$0.12	$21,914	93,780	$0.23
Effect of dilutive securities:
Stock options		46			51
	$10,768	92,480	$0.12	$21,914	93,831	$0.23

	Three Months Ended			Six Months Ended
	December 31, 2017			December 31, 2017
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)			(In Thousands, Except Per Share Data)

Net income	$1,269			$6,501
Basic earnings per share, income available to common stockholders	$1,269	77,174	$0.02	$6,501	78,411	$0.08
Effect of dilutive securities:
Stock options		65			63
	$1,269	77,239	$0.02	$6,501	78,474	$0.08

During the three and six months ended December 31, 2018, the average number of options which were considered anti-dilutive totaled approximately 3,270,000 and 3,099,000, respectively. During the three and six months ended December 31, 2017, the average number of options which were considered anti-dilutive totaled approximately 3,290,000 and 3,290,000, respectively.

4.     SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of December 31, 2018, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date this document was filed.

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

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible were recorded at their fair values as of April 2, 2018 based on management’s best estimate using the information available as of the merger date.  The application of the acquisition method of accounting resulted in the recognition of goodwill of $102.3 million and a core deposit intangible of $6.4 million.  Accounting guidance provides that an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period, which runs through April 2, 2019, in the measurement period in which the adjustment amounts are determined.  The acquirer must record in the financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the changes to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The Company is preparing tax returns related to the operation of the combined entities through June 30, 2018 and, due to state apportionment factors, believes certain adjustments to income tax balances and goodwill may result upon completion of these returns.  No adjustments were made during the three and six months ended December 31, 2018.

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

The unaudited supplemental pro forma information for the three and six months ended December 31, 2017 set forth below reflects adjustments related to (a) purchase accounting fair value adjustments; (b) amortization of core deposit and other intangibles; and (c) adjustments to interest income and expense due to amortization of premiums and accretion of discounts.

	Three Months Ended	Six Months Ended
	December 31,	December 31,
	2017	2017
	(In Thousands)
Unaudited Supplemental Pro Forma Information:
Net interest income	$38,769	$77,580
Non-interest income	3,687	7,892
Non-interest expense	26,949	53,909
Net income available to common stockholders	5,222	14,836

6.     RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, Leases (Topic 842), which requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date for leases classified as operating leases as well as finance leases. The update also requires new quantitative disclosures related to leases in the Company’s Consolidated Financial Statements. There are practical expedients in this update that relate to leases that commenced before the effective date, initial direct costs and the use of hindsight to extend or terminate a lease or purchase the leased asset. Lessor accounting remains largely unchanged under the new guidance. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842) - Land Easement Practical Expedient for Transition to Topic 842, which provides an optional practical expedient to not evaluate land easements which were existing or expired before the adoption of Topic 842 that were not accounted for as leases under Topic 840. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842) – Targeted Improvements, which provides an optional transition method under which comparative periods presented in the financial statements will continue to be in accordance with current Topic 840, Leases, and a practical expedient to not separate non-lease components from the associated lease component. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period. In the evaluation of this guidance, the Company has identified various contracts that are deemed to be in scope. The Company expects to record a right of use asset and lease liability as of July 1, 2019.  The Company is in the process of selecting a software model to assist in the implementation of this ASU.  No conclusions have yet been reached regarding the potential impact on adoption on the Company’s Consolidated Financial Statements and regulatory capital and risk-weighted assets; however, the Company does not expect the amendment to have a material impact on its results of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The ASU requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (“CECL”) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. An allowance will be established for loans that have been acquired in a business combination that currently do not have an allowance.

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

In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815), Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. This ASU permits the use of the OIS Rate based on SOFR as a benchmark interest rate for purposes of applying hedge accounting under Topic 815. This is the fifth U.S. benchmark interest rate eligible for use in hedge accounting in addition to interest rates on direct Treasury obligations of the U.S. Government, the London Interbank Offered Rate swap rate, and the OIS Rate based on the Fed Funds Effective Rate and the Securities Industry and Financial Markets Association Municipal Swap Rate.  The amendments in this ASU are required to be adopted concurrently with the amendments in ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, for entities that have not adopted that guidance.  For public entities that have previously adopted ASU 2017-12, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any interim period if an entity already has adopted ASU 2017-12.  The Company early adopted ASU 2017-12 on July 1, 2017.  The amendments in ASU 2018-16 should be applied on a prospective basis for qualifying new or re-designated hedging relationships entered into on or after the date of adoption.  The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

7.     SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains and losses and fair values of debt and mortgage-backed securities available for sale at December 31, 2018 and June 30, 2018 and stratification by contractual maturity of debt securities available for sale at December 31, 2018 are presented below:

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. agency securities	$3,993	$-	$51	$3,942
Obligations of state and political subdivisions	26,780	5	580	26,205
Asset-backed securities	179,310	1,716	198	180,828
Collateralized loan obligations	186,377	3	1,941	184,439
Corporate bonds	147,927	147	3,382	144,692
Trust preferred securities	3,967	-	241	3,726
Total debt securities	548,354	1,871	6,393	543,832

Mortgage-backed securities:
Collateralized mortgage obligations	23,959	-	940	23,019
Residential pass-through securities	94,418	48	2,548	91,918
Commercial pass-through securities	7,863	-	30	7,833
Total mortgage-backed securities	126,240	48	3,518	122,770

Total securities available for sale	$674,594	$1,919	$9,911	$666,602

	December 31, 2018
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities available for sale:
Due in one year or less	$-	$-
Due after one year through five years	153,819	150,554
Due after five years through ten years	46,216	45,375
Due after ten years	348,319	347,903
Total	$548,354	$543,832

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available for sale:
Debt securities:
U.S. agency securities	$4,474	$-	$63	$4,411
Obligations of state and political subdivisions	26,793	4	709	26,088
Asset-backed securities	179,959	2,795	134	182,620
Collateralized loan obligations	226,881	99	914	226,066
Corporate bonds	147,925	463	794	147,594
Trust preferred securities	3,967	-	184	3,783
Total debt securities	589,999	3,361	2,798	590,562

Mortgage-backed securities:
Collateralized mortgage obligations	25,651	-	1,359	24,292
Residential pass-through securities	105,810	43	3,494	102,359
Commercial pass-through securities	7,946	-	74	7,872
Total mortgage-backed securities	139,407	43	4,927	134,523

Total securities available for sale	$729,406	$3,404	$7,725	$725,085

There were no sales of securities available for sale during the three and six months ended December 31, 2018 and December 31, 2017.

Securities available for sale pledged for borrowings at the FHLB and other institutions, and securities pledged for public funds and other purposes, were as follows as of the dates presented below:

	December 31,	June 30,
	2018	2018
	(In Thousands)
Available for sale securities pledged:
Pledged for borrowings at the FHLB of New York	$39,057	$42,591
Pledged to secure public funds on deposit	5,539	6,226
Pledged for potential borrowings at the Federal Reserve Bank of New York	43,080	43,049
Pledged for collateral for depositor sweep accounts	11,747	12,784
Total available for sale securities pledged	$99,423	$104,650

8.     SECURITIES HELD TO MATURITY

The amortized cost, gross unrecognized gains and losses and fair values of debt and mortgage-backed securities held to maturity at December 31, 2018 and June 30, 2018 and stratification by contractual maturity of debt securities held to maturity at December 31, 2018 are presented below:

	December 31, 2018
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Investment securities held to maturity:
Debt securities:
Obligations of state and political subdivisions	$107,826	$172	$1,349	$106,649
Subordinated debt	56,255	25	611	55,669
Total debt securities	164,081	197	1,960	162,318

Mortgage-backed securities:
Collateralized mortgage obligations	51,540	27	771	50,796
Residential pass-through securities	182,335	16	2,689	179,662
Commercial pass-through securities	200,362	151	1,138	199,375
Total mortgage-backed securities	434,237	194	4,598	429,833

Total securities held to maturity	$598,318	$391	$6,558	$592,151

	December 31, 2018
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities held to maturity:
Due in one year or less	$7,416	$7,395
Due after one year through five years	32,115	31,769
Due after five years through ten years	120,857	119,491
Due after ten years	3,693	3,663
Total	$164,081	$162,318

	June 30, 2018
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Securities held to maturity:
Debt securities:
Obligations of state and political subdivisions	$109,483	$79	$1,865	$107,697
Subordinated debt	46,294	37	284	46,047
Total debt securities	155,777	116	2,149	153,744

Mortgage-backed securities:
Collateralized mortgage obligations:	56,886	6	1,348	55,544
Residential pass-through securities:	200,622	19	4,005	196,636
Commercial pass-through securities:	176,445	-	2,870	173,575
Total mortgage-backed securities	433,953	25	8,223	425,755

Total securities held to maturity	$589,730	$141	$10,372	$579,499

There were no sales of securities held to maturity during the three and six months ended December 31, 2018 and December 31, 2017.

Securities held to maturity pledged for borrowings at the FHLB and other institutions, and securities pledged for public funds and other purposes, were as follows as of the dates presented below:

	December 31,	June 30,
	2018	2018
	(In Thousands)
Held to maturity securities pledged:
Pledged for borrowings at the FHLB of New York	$128,888	$142,646
Pledged to secure public funds on deposit	7,270	7,604
Pledged for potential borrowings at the Federal Reserve Bank of New York	105,194	107,520
Pledged for collateral for depositor sweep accounts	24,731	25,976
Total held to maturity securities pledged	$266,083	$283,746

9.     IMPAIRMENT OF SECURITIES

The following two tables summarize the fair values and gross unrealized and unrecognized losses within the available for sale and held to maturity portfolios at December 31, 2018 and June 30, 2018. The gross unrealized and unrecognized losses, presented by security type, represent temporary impairments of value within each portfolio as of the dates presented. Temporary impairments within the available for sale portfolio have been recognized through other comprehensive income as reductions in stockholders’ equity on a tax-effected basis.

The tables are followed by a discussion that summarizes the Company’s rationale for recognizing impairments, where applicable, as “temporary” versus those identified as “other-than-temporary”. Such rationale is presented by investment type and generally applies consistently to both the available for sale and held to maturity portfolios, except where specifically noted.

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Available for Sale:
U.S. agency securities	$765	$3	$3,177	$48	$3,942	$51
Obligations of state and political subdivisions	3,145	14	21,744	566	24,889	580
Asset-backed securities	53,235	168	14,942	30	68,177	198
Collateralized loan obligations	162,821	1,773	14,862	168	177,683	1,941
Corporate bonds	70,236	2,788	44,383	594	114,619	3,382
Trust preferred securities	-	-	2,726	241	2,726	241
Collateralized mortgage obligations	-	-	23,019	940	23,019	940
Residential pass-through securities	14	-	80,727	2,548	80,741	2,548
Commercial pass-through securities	-	-	7,833	30	7,833	30

Total	$290,216	$4,746	$213,413	$5,165	$503,629	$9,911

	June 30, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Securities Available for Sale:
U.S. agency securities	$2,579	$43	$1,832	$20	$4,411	$63
Obligations of state and political subdivisions	24,443	672	540	37	24,983	709
Asset-backed securities	-	-	24,728	134	24,728	134
Collateralized loan obligations	189,258	914	-	-	189,258	914
Corporate bonds	5,035	4	64,184	790	69,219	794
Trust preferred securities	-	-	2,783	184	2,783	184
Collateralized mortgage obligations	4,635	135	19,658	1,224	24,293	1,359
Residential pass-through securities	63,889	1,921	26,697	1,573	90,586	3,494
Commercial pass-through securities	3,890	66	3,982	8	7,872	74

Total	$293,729	$3,755	$144,404	$3,970	$438,133	$7,725

The number of available for sale securities with unrealized losses at December 31, 2018 totaled 137 and included eight U.S. agency securities, 64 municipal obligations, eight asset-backed securities, 17 collateralized loan obligations, 13 corporate obligations, two trust preferred securities, seven collateralized mortgage obligations, 16 residential pass-through securities and two commercial pass-through securities. The number of available for sale securities with unrealized losses at June 30, 2018 totaled 132 and included nine U.S. agency securities, 65 municipal obligations, three asset-backed securities, 19 collateralized loan obligations, six corporate obligations, two trust preferred securities, seven collateralized mortgage obligations, 19 residential pass-through securities and two commercial pass-through securities.

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
	(In Thousands)
Securities Held to Maturity:
Obligations of state and political subdivisions	$8,438	$28	$74,429	$1,321	$82,867	$1,349
Subordinated debt	42,319	410	4,798	201	47,117	611
Collateralized mortgage obligations	-	-	28,532	771	28,532	771
Residential pass-through securities	48,722	193	125,969	2,496	174,691	2,689
Commercial pass-through securities	51,378	416	114,834	722	166,212	1,138

Total	$150,857	$1,047	$348,562	$5,511	$499,419	$6,558

	June 30, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
	(In Thousands)
Securities Held to Maturity:
Obligations of state and political subdivisions	$86,678	$1,662	$3,151	$203	$89,829	$1,865
Subordinated debt	41,010	284	-	-	41,010	284
Collateralized mortgage obligations	42,712	753	12,730	595	55,442	1,348
Residential pass-through securities	133,859	2,258	61,760	1,747	195,619	4,005
Commercial pass-through securities	172,382	2,867	1,191	3	173,573	2,870

Total	$476,641	$7,824	$78,832	$2,548	$555,473	$10,372

The number of held to maturity securities with unrecognized losses at December 31, 2018 totaled 348 and included 176 municipal obligations, eight subordinated debt securities, seven collateralized mortgage obligations, 127 residential pass-through securities and 30 commercial pass-through securities.  The number of held to maturity securities with unrecognized losses at June 30, 2018 totaled 371 and included 190 municipal obligations, seven subordinated debt securities, eight collateralized mortgage obligations, 131 residential pass-through securities and 35 commercial pass-through securities.

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

The Company has the stated ability and intent to “hold until forecasted recovery” those securities so designated at December 31, 2018 and does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely.  In light of the factors noted above, the Company does not consider its balance of securities with unrealized and unrecognized losses at December 31, 2018 and June 30, 2018, to be other-than-temporarily impaired as of those dates.

10.     LOANS RECEIVABLE

The following table sets forth the composition of the Company’s loan portfolio at December 31, 2018 and June 30, 2018:

	December 31,	June 30,
	2018	2018
	(In Thousands)
Real estate mortgage:
One- to four-family residential	$1,334,284	$1,297,453
Commercial mortgage:
Multi-family	1,974,409	1,758,584
Nonresidential	1,302,583	1,302,961
Total commercial mortgage	3,276,992	3,061,545

Total real estate mortgage	4,611,276	4,358,998

Construction	28,405	23,271

Commercial business	70,059	85,825

Consumer:
Home equity loans and lines of credit	96,001	90,761
Passbook or certificate	3,310	3,283
Other	3,524	5,777
Total consumer	102,835	99,821

Total loans	4,812,575	4,567,915

Unamortized yield adjustments including net premiums and discounts on purchased and acquired loans and net deferred fees and costs on loans originated	(59,183)	(66,567)

Total loans receivable, net of yield adjustments	$4,753,392	$4,501,348

11.     LOAN QUALITY AND ALLOWANCE FOR LOAN LOSSES

Residential Mortgage Loans in Foreclosure. We may obtain physical possession of one- to four-family real estate collateralizing a residential mortgage loan via foreclosure or through an in-substance repossession. As of December 31, 2018, we held two single-family properties in other real estate owned with an aggregate carrying value of $508,000 that were acquired through foreclosures on residential mortgage loans.  As of that same date, we held 17 residential mortgage loans with aggregate carrying values totaling $3.2 million which were in the process of foreclosure.  By comparison, as of June 30, 2018, we held four single-family properties in other real estate owned with an aggregate carrying value of $725,000 that were acquired through foreclosures on residential mortgage loans.  As of that same date, we held 14 residential mortgage loans with aggregate carrying values totaling $2.3 million which were in the process of foreclosure.

Loan Quality. The following tables present the balance of the allowance for loan losses at December 31, 2018 and June 30, 2018 based upon the calculation methodology as described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018. The tables identify the valuation allowances attributable to specifically identified impairments on individually evaluated loans, including those acquired with deteriorated credit quality, as well as valuation allowances for impairments on loans evaluated collectively. The tables include the underlying balance of loans receivable applicable to each category as of those dates as well as the activity in the allowance for loan losses for the three and six months ended December 31, 2018 and December 31, 2017. Unless otherwise noted, the balance of loans reported in the tables below excludes yield adjustments and the allowance for loan loss.

Allowance for Loan Losses
At December 31, 2018

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of allowance for loan losses:
Loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Loans individually evaluated for impairment	41	-	-	-	311	-	-	352
Loans collectively evaluated for impairment	2,936	17,095	9,918	305	2,203	464	253	33,174

Total allowance for loan losses	$2,977	$17,095	$9,918	$305	$2,514	$464	$253	$33,526

Balance of Loans Receivable
At December 31, 2018

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of loans receivable:

Loans acquired with deteriorated credit quality	$90	$-	$-	$-	$257	$-	$-	$347
Loans individually evaluated for impairment	13,856	89	7,993	-	2,067	1,558	-	25,563
Loans collectively evaluated for impairment	1,320,338	1,974,320	1,294,590	28,405	67,735	94,443	6,834	4,786,665

Total loans	$1,334,284	$1,974,409	$1,302,583	$28,405	$70,059	$96,001	$6,834	$4,812,575
Unaccreted yield adjustments								(59,183)
Loans receivable, net of yield adjustments								$4,753,392

Allowance for Loan Losses
Three Months Ended December 31, 2018

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the three months ended December 31, 2018:

At September 30, 2018:	$2,594	$16,317	$9,945	$293	$2,803	$434	$345	$32,731

Total charge offs	(1)	-	-	-	(166)	-	(32)	(199)
Total recoveries	-	-	1	-	-	-	22	23
Total provisions	384	778	(28)	12	(123)	30	(82)	971

Total allowance for loan losses	$2,977	$17,095	$9,918	$305	$2,514	$464	$253	$33,526

Allowance for Loan Losses
Six Months Ended December 31, 2018

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the six months ended December 31, 2018:

At June 30, 2018:	$2,479	$14,946	$9,787	$258	$2,552	$430	$413	$30,865

Total charge offs	(83)	-	(54)	-	(185)	-	(139)	(461)
Total recoveries	-	-	2	-	-	-	49	51
Total provisions	581	2,149	183	47	147	34	(70)	3,071

Total allowance for loan losses	$2,977	$17,095	$9,918	$305	$2,514	$464	$253	$33,526

Allowance for Loan Losses
Three Months Ended December 31, 2017

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the three months ended December 31, 2017:

At September 30, 2017:	$2,501	$13,807	$9,893	$89	$1,948	$470	$737	$29,445

Total charge offs	(143)	-	-	-	-	-	(263)	(406)
Total recoveries	57	-	-	-	-	-	34	91
Total provisions	25	102	(228)	157	758	(13)	135	936

Total allowance for loan losses	$2,440	$13,909	$9,665	$246	$2,706	$457	$643	$30,066

Allowance for Loan Losses
Six Months Ended December 31, 2017

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the six months ended December 31, 2017:

At June 30, 2017:	$2,384	$13,941	$9,939	$35	$1,709	$501	$777	$29,286

Total charge offs	(410)	-	(38)	-	(6)	-	(560)	(1,014)
Total recoveries	77	-	-	-	34	65	52	228
Total provisions	389	(32)	(236)	211	969	(109)	374	1,566

Total allowance for loan losses	$2,440	$13,909	$9,665	$246	$2,706	$457	$643	$30,066

Allowance for Loan Losses
At June 30, 2018

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of allowance for loan losses:

Loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Loans individually evaluated for impairment	79	-	-	-	227	-	-	306
Loans collectively evaluated for impairment	2,400	14,946	9,787	258	2,325	430	413	30,559

Total allowance for loan losses	$2,479	$14,946	$9,787	$258	$2,552	$430	$413	$30,865

Balance of Loans Receivable
At June 30, 2018

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of loans receivable:

Loans acquired with deteriorated credit quality	$99	$-	$-	$-	$269	$-	$-	368
Loans individually evaluated for impairment	11,931	116	5,344	-	3,921	1,601	-	22,913
Loans collectively evaluated for impairment	1,285,423	1,758,468	1,297,617	23,271	81,635	89,160	9,060	4,544,634

Total loans	$1,297,453	$1,758,584	$1,302,961	$23,271	$85,825	$90,761	$9,060	$4,567,915
Unaccreted yield adjustments								(66,567)
Loans receivable, net of yield adjustments								$4,501,348

The following tables present key indicators of credit quality regarding the Company’s loan portfolio based upon loan classification and contractual payment status at December 31, 2018 and June 30, 2018 based upon the methodology for identifying and reporting such loans as described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Credit-Rating Classification of Loans Receivable
At December 31, 2018

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Non-classified	$1,319,107	$1,973,190	$1,288,964	$28,405	$64,254	$94,151	$6,765	$4,774,836
Classified:
Special Mention	486	1,130	1,130	-	2,818	29	34	5,627
Substandard	14,691	89	12,489	-	2,903	1,821	34	32,027
Doubtful	-	-	-	-	84	-	1	85
Loss	-	-	-	-	-	-	-	-
Total classified loans	15,177	1,219	13,619	-	5,805	1,850	69	37,739

Total loans	$1,334,284	$1,974,409	$1,302,583	$28,405	$70,059	$96,001	$6,834	$4,812,575

Credit-Rating Classification of Loans Receivable
At June 30, 2018

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Non-classified	$1,283,040	$1,758,468	$1,295,076	$23,271	$80,947	$88,831	$8,937	$4,538,570
Classified:
Special Mention	493	-	-	-	13	25	61	592
Substandard	13,920	116	7,885	-	4,865	1,905	61	28,752
Doubtful	-	-	-	-	-	-	1	1
Loss	-	-	-	-	-	-	-	-
Total classified loans	14,413	116	7,885	-	4,878	1,930	123	29,345

Total loans	$1,297,453	$1,758,584	$1,302,961	$23,271	$85,825	$90,761	$9,060	$4,567,915

Contractual Payment Status of Loans Receivable
At December 31, 2018

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Current	$1,324,533	$1,974,409	$1,295,530	$28,405	$69,564	$95,738	$6,748	$4,794,927
Past due:
30-59 days	2,428	-	5,076	-	169	8	21	7,702
60-89 days	1,664	-	-	-	50	28	33	1,775
90+ days	5,659	-	1,977	-	276	227	32	8,171
Total past due	9,751	-	7,053	-	495	263	86	17,648

Total loans	$1,334,284	$1,974,409	$1,302,583	$28,405	$70,059	$96,001	$6,834	$4,812,575

Contractual Payment Status of Loans Receivable
At June 30, 2018

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Current	$1,290,428	$1,758,584	$1,300,570	$23,271	$85,065	$90,375	$8,917	$4,557,210
Past due:
30-59 days	1,457	-	1,015	-	247	104	24	2,847
60-89 days	475	-	-	-	-	44	59	578
90+ days	5,093	-	1,376	-	513	238	60	7,280
Total past due	7,025	-	2,391	-	760	386	143	10,705

Total loans	$1,297,453	$1,758,584	$1,302,961	$23,271	$85,825	$90,761	$9,060	$4,567,915

The following tables present information relating to the Company’s nonperforming and impaired loans at December 31, 2018 and June 30, 2018 based upon the methodology for identifying and reporting such loans as described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018. Loans reported as “90+ days past due accruing” in the table immediately below are also reported in the preceding contractual payment status table under the heading “90+ days past due.”

Performance Status of Loans Receivable
At December 31, 2018

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Performing	$1,323,105	$1,974,320	$1,294,882	$28,405	$69,183	$95,103	$6,802	$4,791,800
Nonperforming:
90+ days past due accruing	-	-	-	-	-	-	32	32
Nonaccrual	11,179	89	7,701	-	876	898	-	20,743
Total nonperforming	11,179	89	7,701	-	876	898	32	20,775

Total loans	$1,334,284	$1,974,409	$1,302,583	$28,405	$70,059	$96,001	$6,834	$4,812,575

Performance Status of Loans Receivable
At June 30, 2018

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Performing	$1,288,261	$1,758,468	$1,297,621	$23,271	$84,587	$89,848	$9,000	$4,551,056
Nonperforming:
90+ days past due accruing	-	-	-	-	-	-	60	60
Nonaccrual	9,192	116	5,340	-	1,238	913	-	16,799
Total nonperforming	9,192	116	5,340	-	1,238	913	60	16,859

Total loans	$1,297,453	$1,758,584	$1,302,961	$23,271	$85,825	$90,761	$9,060	$4,567,915

Impairment Status of Loans Receivable
At December 31, 2018

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Carrying value of impaired loans:

Non-impaired loans	$1,320,338	$1,974,320	$1,294,590	$28,405	$67,735	$94,443	$6,834	$4,786,665
Impaired loans:
Impaired loans with no allowance for impairment	13,531	89	7,993	-	2,012	1,558	-	25,183
Impaired loans with allowance for impairment:
Recorded investment	415	-	-	-	312	-	-	727
Allowance for impairment	(41)	-	-	-	(311)	-	-	(352)
Balance of impaired loans net of allowance for impairment	374	-	-	-	1	-	-	375
Total impaired loans, excluding allowance for impairment:	13,946	89	7,993	-	2,324	1,558	-	25,910

Total loans	$1,334,284	$1,974,409	$1,302,583	$28,405	$70,059	$96,001	$6,834	$4,812,575

Unpaid principal balance of impaired loans:
Total impaired loans	$19,133	$930	$11,516	$106	$6,067	$2,758	$-	$40,510

Impairment Status of Loans Receivable
At June 30, 2018

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Carrying value of impaired loans:

Non-impaired loans	$1,285,423	$1,758,468	$1,297,617	$23,271	$81,635	$89,160	$9,060	$4,544,634
Impaired loans:
Impaired loans with no allowance for impairment	11,255	116	5,344	-	3,963	1,601	-	22,279
Impaired loans with allowance for impairment:
Recorded investment	775	-	-	-	227	-	-	1,002
Allowance for impairment	(79)	-	-	-	(227)	-	-	(306)
Balance of impaired loans net of allowance for impairment	696	-	-	-	-	-	-	696
Total impaired loans, excluding allowance for impairment:	12,030	116	5,344	-	4,190	1,601	-	23,281

Total loans	$1,297,453	$1,758,584	$1,302,961	$23,271	$85,825	$90,761	$9,060	$4,567,915

Unpaid principal balance of impaired loans:
Total impaired loans	$16,263	$930	$10,033	$106	$7,671	$2,702	$-	$37,705

Impairment Status of Loans Receivable
Three and Six Months Ended December 31, 2018 and 2017

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
For the three months ended December 31, 2018:
Average balance of impaired loans	$13,228	$95	$8,146	$-	$2,644	$1,571	$-	$25,684
Interest earned on impaired loans	$33	$-	$-	$-	$27	$8	$-	$68

For the six months ended December 31, 2018:
Average balance of impaired loans	$12,718	$101	$7,626	$-	$2,468	$1,566	$-	$24,479
Interest earned on impaired loans	$65	$-	$-	$-	$29	$17	$-	$111

For the three months ended December 31, 2017:
Average balance of impaired loans	$8,860	$141	$7,254	$63	$2,865	$1,579	$-	$20,762
Interest earned on impaired loans	$31	$-	$2	$-	$1	$7	$-	$41

For the six months ended December 31, 2017:
Average balance of impaired loans	$9,441	$146	$6,755	$196	$2,836	$1,747	$-	$21,121
Interest earned on impaired loans	$66	$-	$4	$-	$2	$15	$-	$87

The following table presents information regarding the restructuring of the Company’s troubled debts during the six months ended December 31, 2018 and December 31, 2017, and any defaults during those periods of troubled debt restructurings (“TDRs”) that were restructured within 12 months of the date of default.

Troubled Debt Restructurings of Loans Receivable
Six Months Ended December 31, 2018

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(Dollars in Thousands)
Troubled debt restructuring activity for the six months ended December 31, 2018:

Number of loans	1	-	1	-	6	-	-	8
Pre-modification outstanding recorded investment	$271	$-	$2,957	$-	$1,468	$-	$-	$4,696
Post-modification outstanding recorded investment	270	-	2,955	-	1,488	-	-	4,713
Reserves included in and charge offs against the allowance for loan loss recognized at modification	2	-	2	-	-	-	-	4

Troubled debt restructuring defaults for the six months ended December 31, 2018:

Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

Troubled Debt Restructurings of Loans Receivable
Six Months Ended December 31, 2017

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(Dollars in Thousands)
Troubled debt restructuring activity for the six months ended December 31, 2017:

Number of loans	2	-	1	-	-	-	-	3
Pre-modification outstanding recorded investment	$449	$-	$179	$-	$-	$-	$-	$628
Post-modification outstanding recorded investment	414	-	201	-	-	-	-	615
Reserves included in and charge offs against the allowance for loan loss recognized at modification	87	-	-	-	-	-	-	87

Troubled debt restructuring defaults for the six months ended December 31, 2017:

Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

The manner in which the terms of a loan are modified through a troubled debt restructuring generally includes one or more of the following changes to the loan’s repayment terms:

•	Interest Rate Reduction: Temporary or permanent reduction of the interest rate charged against the outstanding balance of the loan.
•	Capitalization of Prior Past Dues: Capitalization of prior amounts due to the outstanding balance of the loan.
•	Extension of Maturity or Balloon Date: Extending the term of the loan past its original balloon or maturity date.
•	Deferral of Principal Payments: Temporary deferral of the principal portion of a loan payment.
•	Payment Recalculation and Re-amortization: Recalculation of the recurring payment obligation and resulting loan amortization/repayment schedule based on the loan’s modified terms.

12.     DEPOSITS

Deposits are summarized as follows:

	December 31,	June 30,
	2018	2018
	(In Thousands)
Non-interest-bearing demand	$305,392	$311,938
Interest-bearing demand	807,389	1,000,989
Savings and club	760,499	744,039
Certificates of deposits	2,300,154	2,016,638
Total deposits	$4,173,434	$4,073,604

13.     BORROWINGS

Fixed rate advances from the FHLB of New York mature as follows:

	December 31, 2018		June 30, 2018
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars in Thousands)
By remaining period to maturity:
Less than one year	$866,500	2.61%	$741,000	2.09%
One to two years	30,300	1.79	48,400	1.66
Two to three years	109,904	2.18	64,160	1.88
Three to four years	15,000	2.49	35,700	2.17
Four to five years	145,000	3.04	155,000	3.00
Greater than five years	132,500	2.68	132,500	2.68
Total advances	1,299,204	2.61%	1,176,760	2.25%
Unamortized fair value adjustments	(5,359)		(6,616)
Total advances, net of fair value adjustments	$1,293,845		$1,170,144

At December 31, 2018, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $3.08 billion and $167.9 million, respectively. At June 30, 2018, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $2.72 billion and $185.2 million, respectively.

Borrowings at December 31, 2018 and June 30, 2018 also included overnight borrowings in the form of depositor sweep accounts totaling $16.7 million and $28.5 million, respectively. Depositor sweep accounts are short term borrowings representing funds that are withdrawn from a customer’s noninterest-bearing deposit account and invested in an uninsured overnight investment account that is collateralized by specified investment securities owned by the Bank.

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

Fair Values of Derivative Instruments on the Statement of Financial Condition

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Statement of Financial Condition as of December 31, 2018 and June 30, 2018:

	December 31, 2018
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$22,109	Other liabilities	$-
Total		$22,109		$-

	June 30, 2018
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$31,881	Other liabilities	$-
Total		$31,881		$-

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using derivatives are primarily to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy.  These interest rate products are designated as cash flow hedges.  As of December 31, 2018, the Company had a total of 12 interest rate swaps with a total notional amount of $900.0 million hedging certain FHLB advances.

For derivatives designated as cash flow hedges, the gain or loss on the derivative is recorded in other comprehensive income, net of tax, and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate wholesale funding positions.  During the three and six months ended December 31, 2018, the Company had $1.5 million and $2.7 million, respectively, of reclassifications to interest expense.  During the next twelve months, the Company estimates that $8.3 million will be reclassified as a reduction in interest expense.

The tables below present the pre-tax effects of the Company’s derivative instruments on the Consolidated Statements of Income   and Comprehensive Income for the three and six months ended December 31, 2018 and 2017:

	Three Months Ended December 31, 2018
	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	(In Thousands)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(10,155)	Interest expense	$1,460
Total	$(10,155)		$1,460

	Six Months Ended December 31, 2018
	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	(In Thousands)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(7,076)	Interest expense	$2,696
Total	$(7,076)		$2,696

	Three Months Ended December 31, 2017
	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	(In Thousands)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$6,167	Interest expense	$(997)
Interest rate caps	40	Interest expense	(285)
Total	$6,207		$(1,282)

	Six Months Ended December 31, 2017
	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	(In Thousands)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$6,426	Interest expense	$(2,122)
Interest rate caps	26	Interest expense	(560)
Total	$6,452		$(2,682)

Offsetting Derivatives

The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives in the Consolidated Statements of Financial Condition as of December 31, 2018 and June 30, 2018, respectively. The net amounts presented for derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Statements of Financial Condition.

	December 31, 2018
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount
	(In Thousands)
Assets:
Interest rate swaps	$22,129	$(20)	$22,109	$-	$(22,109)	$-
Total	$22,129	$(20)	$22,109	$-	$(22,109)	$-

				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount
	(In Thousands)
Liabilities:
Interest rate swaps	$20	$(20)	$-	$-	$-	$-
Total	$20	$(20)	$-	$-	$-	$-

	June 30, 2018
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount
	(In Thousands)
Assets:
Interest rate swaps	$31,881	$-	$31,881	$-	$(31,620)	$261
Total	$31,881	$-	$31,881	$-	$(31,620)	$261

				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount
	(In Thousands)
Liabilities:
Interest rate swaps	$-	$-	$-	$-	$-	$-
Total	$-	$-	$-	$-	$-	$-

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

As required under the enforceable master netting arrangement with its derivatives counterparties, at December 31, 2018, the Company received financial collateral of $22.1 million that was not included as an offsetting amount.  By comparison, at June 30, 2018, the Company received financial collateral of $31.6 million that was not included as an offsetting amount.

In addition to the derivative instruments noted above, the Company’s pipeline of loans held for sale at December 31, 2018 and June 30, 2018, included $4.6 million and $10.8 million, respectively, of in process loans whose terms included interest rate locks to borrowers, which are considered free-standing derivative instruments whose fair values are not material to our financial condition or results of operations.

15.     BENEFIT PLANS

Components of Net Periodic Expense

The following table sets forth the aggregate net periodic benefit expense for the Bank’s Benefit Equalization Plan, Postretirement Welfare Plan, Directors’ Consultation and Retirement Plan and Atlas Bank Retirement Income Plan:

	Three Months Ended		Six Months Ended		Affected Line Item in the Consolidated
	December 31,		December 31,		Statements of Income
	2018	2017	2018	2017
	(In Thousands)
Service cost	$14	$12	$28	$24	Salaries and employee benefits
Interest cost	94	93	188	186	Miscellaneous non-interest expense
Amortization of unrecognized loss	11	11	22	22	Miscellaneous non-interest expense
Expected return on assets	(28)	(30)	(56)	(60)	Miscellaneous non-interest expense
Net periodic benefit cost	$91	$86	$182	$172

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

The following table summarizes the impact of retrospective application to the Consolidated Statements of Income for the three and six months ended December 31, 2017:

	Three Months Ended	Six Months Ended
	December 31,	December 31,
	2017	2017
	(In Thousands)
Miscellaneous non-interest expense:
As previously reported	$2,551	$5,040
As reported under the new guidance	2,625	5,188

Salaries and employee benefits:
As previously reported	$12,926	$25,793
As reported under the new guidance	12,852	25,645

16.     INCOME TAXES

The following table presents a reconciliation between the reported income taxes for the periods presented and the income taxes which would be computed by applying the federal income tax rates applicable to those periods.  A federal income tax rate of 21% was applicable to the three and six months ended December 31, 2018.  A federal income tax rate of 28% was applicable to the three and six months ended December 31, 2017, which reflects the transitional effect of a reduction in the Company’s federal income tax rate from 35% to 21%.  The noted decrease in the Company’s federal income tax rate reflects the impact of federal income tax reform that was codified through the passage of the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
	(Dollars in Thousands)		(Dollars in Thousands)
Income before income taxes	$14,417	$6,398	$29,222	$14,386
Statutory federal tax rate	21%	28%	21%	28%
Federal income tax expense at statutory rate	$3,028	$1,791	$6,137	$4,028
(Reduction) increases in income taxes resulting from:
Tax exempt interest	(148)	(177)	(297)	(349)
State tax, net of federal tax effect	916	461	2,121	970
Incentive stock option compensation expense	28	37	56	72
Income from bank-owned life insurance	(290)	(354)	(579)	(710)
Disqualifying disposition of incentive stock options	-	(11)	-	(11)
Non-deductible merger-related expenses	-	200	-	200
Other items, net	38	113	690	199
Impact of deferred tax rate adjustment	77	3,069	(820)	3,486
Total income tax expense	$3,649	$5,129	$7,308	$7,885
Effective income tax rate	25.31%	80.17%	25.01%	54.81%

The tax effects of existing temporary differences that give rise to deferred income tax assets and liabilities are as follows:

	December 31,	June 30,
	2018	2018
	(Unaudited)
	(In Thousands)
Deferred income tax assets:
Purchase accounting	$16,887	$17,116
Accumulated other comprehensive income:
Defined benefit plans	251	228
Unrealized loss on securities available for sale	2,313	1,159
Unrealized loss on securities available for sale transferred to held to maturity	212	249
Allowance for loan losses	9,838	8,676
Benefit plans	1,484	1,842
Compensation	1,787	1,751
Stock-based compensation	1,887	2,050
Uncollected interest	1,062	1,018
Depreciation	-	1,169
Charitable contribution carryover	632	899
Net operating loss carryover	927	2,564
Capital loss carryforward	763	656
Other items	586	509
	38,629	39,886
Valuation allowance	(946)	(791)
	37,683	39,095
Deferred income tax liabilities:
Deferred costs	1,685	1,551
Accumulated other comprehensive income:
Derivatives	6,521	8,961
Goodwill	4,578	4,385
Other items	207	444
	12,991	15,341
Net deferred income tax asset	$24,692	$23,754

17.     FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Assets Measured on a Recurring Basis:

The following methods and significant assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at December 31, 2018 and June 30, 2018:

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

The Company held one trust preferred security whose fair value of $1.0 million at December 31, 2018 was determined using Level 3 inputs.  For the periods ended December 31, 2018 and June 30, 2018, management has been unable to obtain a market quote for this security.  Consequently, the security’s fair value as reported at December 31, 2018 and June 30, 2018, is based upon the present value of expected future cash flows assuming the security continues to meet all of its payment obligations and utilizing a discount rate based upon the security’s contractual interest rate.

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

Those assets measured at fair value on a recurring basis are summarized below:

	December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Debt securities available for sale:
U.S. agency securities	$-	$3,942	$-	$3,942
Obligations of state and political subdivisions	-	26,205	-	26,205
Asset-backed securities	-	180,828	-	180,828
Collateralized loan obligations	-	184,439	-	184,439
Corporate bonds	-	144,692	-	144,692
Trust preferred securities	-	2,726	1,000	3,726
Total debt securities	-	542,832	1,000	543,832

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	-	23,019	-	23,019
Residential pass-through securities	-	91,918	-	91,918
Commercial pass-through securities	-	7,833	-	7,833
Total mortgage-backed securities	-	122,770	-	122,770
Total securities available for sale	$-	$665,602	$1,000	$666,602
Interest rate swaps	-	22,109	-	22,109

Total assets	$-	$687,711	$1,000	$688,711

	June 30, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Debt securities available for sale:
U.S. agency securities	$-	$4,411	$-	$4,411
Obligations of state and political subdivisions	-	26,088	-	26,088
Asset-backed securities	-	182,620	-	182,620
Collateralized loan obligations	-	226,066	-	226,066
Corporate bonds	-	147,594	-	147,594
Trust preferred securities	-	2,783	1,000	3,783
Total debt securities	-	589,562	1,000	590,562

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	-	24,292	-	24,292
Residential pass-through securities	-	102,359	-	102,359
Commercial pass-through securities	-	7,872	-	7,872
Total mortgage-backed securities	-	134,523	-	134,523
Total securities available for sale	-	724,085	1,000	725,085
Interest rate swaps and caps	-	31,881	-	31,881

Total assets	$-	$755,966	$1,000	$756,966

In addition to the financial instruments noted above, at December 31, 2018 and June 30, 2018, the Company’s pipeline of loans held for sale included $4.6 million and $10.8 million, respectively, of in process loans whose terms included interest rate locks to borrowers which are considered free-standing derivative instruments whose fair values are not material to our financial condition or results of operations.  Given the short-term nature of the commitments and their immateriality to the statements of condition and operations, the Company assumes no change in the fair value of these derivative instruments during their outstanding period.

Assets Measured on a Non-Recurring Basis:

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a non-recurring basis at December 31, 2018 and June 30, 2018:

Impaired Loans

An impaired loan is evaluated and valued at the time the loan is identified as impaired at the lower of cost or fair value. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Fair value is measured based on the value of the collateral securing the loan and is classified at a Level 3 in the fair value hierarchy. Once a loan is identified as individually impaired, management measures impairment in accordance with the FASB’s guidance on accounting by creditors for impairment of a loan with the fair value estimated using the fair value of the collateral reduced by estimated disposal costs.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

Other Real Estate Owned

Other real estate owned (“OREO”) is recorded at estimated fair value, less estimated selling costs when acquired, thus establishing a new cost basis. Fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience.  When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If further declines in the estimated fair value of the asset occur, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions.

Loans-Held-for-Sale

The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors (Level 2).

Those assets measured at fair value on a non-recurring basis are summarized below:

	December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Impaired loans:
Residential mortgage	$-	$-	$3,446	$3,446
Non-residential mortgage	-	-	791	791
Commercial business	-	-	62	62
Total	$-	$-	$4,299	$4,299

Other real estate owned, net:
Residential mortgage	$-	$-	$288	$288
Total	$-	$-	$288	$288

	June 30, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Impaired loans:
Residential mortgage	$-	$-	$3,562	$3,562
Non-residential mortgage	-	-	794	794
Commercial business	-	-	113	113
Total	$-	$-	$4,469	$4,469

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value:

	December 31, 2018
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(In Thousands)
Impaired loans:
Residential mortgage	$3,446	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	6% - 21%	9.35%
Non-residential mortgage	791	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	11% - 12%	11.74%
Commercial business	62	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	0% - 10%	6.46%
Total	$4,299

Other real estate owned, net:
Residential mortgage	$288	Market valuation of underlying collateral	(3)	Adjustments to reflect current conditions/selling costs	(2)	5.00%	5.00%
Total	$288

	June 30, 2018
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(In Thousands)
Impaired loans:
Residential mortgage	$3,562	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	6% - 26%	12.34%
Non-residential mortgage	794	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	14% - 15%	14.07%
Commercial business	113	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	10% - 24%	14.54%
Total	$4,469

(1)	The fair value of impaired loans is generally determined based on an independent appraisal of the fair value of a loan’s underlying collateral.
(2)

The fair value basis of impaired loans and other real estate owned is adjusted to reflect management estimates of selling costs including, but not necessarily limited to, real estate brokerage commissions and title transfer fees.

(3)

The fair value basis of other real estate owned is generally determined based upon the lower of an independent appraisal of the property’s fair value or the applicable listing price or contracted sales price.

At December 31, 2018, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $4.7 million and valuation allowances of $352,000 reflecting fair values of $4.3 million. By comparison, at June 30, 2018, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $4.8 million and valuation allowances of $306,000 reflecting fair values of $4.5 million.

Once a loan is foreclosed, the fair value of the other real estate owned continues to be evaluated based upon the fair value of the repossessed real estate originally securing the loan.  At December 31, 2018, the Company held other real estate owned totaling $288,000 whose carrying value was written down utilizing Level 3 inputs.  At June 30, 2018, the Company held no other real estate owned whose carrying value was written down utilizing Level 3 inputs.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2018 and June 30, 2018:

	December 31, 2018
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$51,483	$51,483	$51,483	$-	$-
Investment securities available for sale	666,602	666,602	-	665,602	1,000
Investment securities held to maturity	598,318	592,151	-	592,151	-
Loans held-for-sale	1,001	1,001	-	1,001	-
Net loans receivable	4,719,866	4,588,099	-	-	4,588,099
FHLB Stock	64,514	-	-	-	-
Interest receivable	19,435	19,435	6	5,060	14,369
Interest rate swaps	22,109	22,109	-	22,109	-

Financial liabilities:
Deposits	4,173,434	4,160,515	2,287,548	-	1,872,967
Borrowings	1,310,547	1,314,802	-	-	1,314,802
Interest payable on deposits	1,446	1,446	-	1,446	-
Interest payable on borrowings	3,866	3,866	-	-	3,866

	June 30, 2018
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$128,864	$128,864	$128,864	$-	$-
Investment securities available for sale	725,085	725,085	-	724,085	1,000
Investment securities held to maturity	589,730	579,499	-	579,499	-
Loans held-for-sale	863	863	-	863	-
Net loans receivable	4,470,483	4,367,150	-	-	4,367,150
FHLB Stock	59,004	-	-	-	-
Interest receivable	18,510	18,510	32	5,252	13,226
Interest rate swaps and caps	31,881	31,881		31,881

Financial liabilities:
Deposits	4,073,604	4,055,543	2,056,966	-	1,998,577
Borrowings	1,198,646	1,199,601	-	-	1,199,601
Interest payable on deposits	675	675	-	675	-
Interest payable on borrowings	2,427	2,427	-	-	2,427

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

Limitations. Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular financial instrument. Because no fair value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature, involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

18.     COMPREHENSIVE INCOME

The components of accumulated other comprehensive income included in stockholders’ equity at December 31, 2018 and June 30, 2018 are as follows:

	December 31,	June 30,
	2018	2018
	(In Thousands)
Net unrealized loss on securities available for sale	$(7,992)	$(4,321)
Tax effect	2,313	1,159
Net of tax amount	(5,679)	(3,162)

Net unrealized loss on securities available for sale transferred to held to maturity	(720)	(887)
Tax effect	212	249
Net of tax amount	(508)	(638)

Fair value adjustments on derivatives	22,109	31,881
Tax effect	(6,521)	(8,961)
Net of tax amount	15,588	22,920

Benefit plan adjustments	(850)	(813)
Tax effect	251	228
Net of tax amount	(599)	(585)

Total accumulated other comprehensive income	$8,802	$18,535

Other comprehensive (loss) income and related tax effects for the three and six months ended December 31, 2018 and December 31, 2017 are presented in the following table:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
	(In Thousands)		(In Thousands)
Net unrealized holding loss on securities available for sale	$(2,644)	$(2,011)	$(3,671)	$(78)

Amortization of net unrealized holding loss on securities available for sale transferred to held to maturity (1)	40	74	167	103

Fair value adjustments on derivatives	(11,615)	7,489	(9,772)	9,134

Benefit plans:
Amortization of actuarial loss	11	11	22	22
Net actuarial loss (2)	-	-	(59)	(83)
Net change in benefit plan accrued expense	11	11	(37)	(61)

Other comprehensive (loss) income before taxes	(14,208)	5,563	(13,313)	9,098
Stranded tax effects (3)	-	(1,381)	-	(1,381)
Tax effect (4)	4,192	(910)	3,580	(2,349)
Total other comprehensive (loss) income	$(10,016)	$3,272	$(9,733)	$5,368

(1)	Represents amounts reclassified out of accumulated other comprehensive income and included in interest income on taxable securities.
(2)	Represents amounts reclassified out of accumulated other comprehensive income and included in the computation of net periodic pension expense. See Note 15 – Benefit Plans for additional information.
(3)	Represents amounts reclassified from accumulated other comprehensive income that did not reflect the appropriate tax rate.
(4)

The amounts included in income taxes for items reclassified out of accumulated other comprehensive income totaled $3 and $23 for the three and six months ended December 31, 2018, respectively, and $148 and $119 for the three and six months ended December 31, 2017.

19.     REVENUE RECOGNITION

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

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three and six months ended December 31, 2018 and 2017.  Sources of revenue outside the scope of ASC 606 are noted as such.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
	(In Thousands)		(In Thousands)
Non-interest income:
Deposit-related fees and charges	$375	$381	$750	$734
Loan-related fees and charges (1)	883	1,028	1,681	1,936
Gain on sale of loans (1)	101	200	233	531
Gain (loss) on sale and write down of other real estate owned	36	23	(14)	(86)
Income from bank owned life insurance (1)	1,599	1,264	3,193	2,531
Electronic banking fees and charges (interchange income)	277	302	527	580
Miscellaneous (1)	38	65	121	131
Total non-interest income	$3,309	$3,263	$6,491	$6,357

(1)	Not within the scope of ASC 606.

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

20.     PREMIUM ON DEBT SECURITIES

In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20), which shortens the amortization period to the earliest call date for purchased callable debt securities held at a premium. Previously, GAAP generally required an investor to amortize the premium on a callable debt security as a component of interest income over the contractual life of the instrument (i.e., yield-to-maturity amortization) even when the issuer was certain to exercise the call option at an earlier date. This resulted in the investor recording a loss equal to the unamortized premium when the call option was exercised by the issuer. The new guidance does not change the accounting for purchased callable debt securities held at a discount as discounts continue to be amortized to maturity.  The Company early adopted ASU 2017-08 on October 1, 2018.  The guidance includes a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted.  Accordingly, the Company made a cumulative-effect adjustment to retained earnings of $531,000, effective on July 1, 2018.

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

Comparison of Financial Condition at December 31, 2018 and June 30, 2018

Executive Summary. Total assets increased $122.6 million to $6.70 billion at December 31, 2018 from $6.58 billion at June 30, 2018.  The net increase in total assets primarily reflected increases in net loans receivable and securities held to maturity that were partially offset by decreases in the balances of cash and cash equivalents and securities available for sale. The net increase in total assets was largely funded by an increase in deposits and borrowings that was partially offset by a decrease in stockholders’ equity.

Cash and Cash Equivalents. Cash and cash equivalents, which consist primarily of interest-earning and non-interest-earning deposits in other banks, decreased by $77.4 million to $51.5 million at December 31, 2018 from $128.9 million at June 30, 2018.  The decrease in the balance of cash and cash equivalents at December 31, 2018 largely reflected the continuing effort to limit the balance of cash and cash equivalents to the levels needed to meet the Bank’s day-to-day funding obligations and overall liquidity risk management objectives while reinvesting excess liquidity into comparatively higher-yielding assets.  The elevated levels of cash and cash equivalents at June 30, 2018 partly reflected operating fluctuations in the Company’s short-term liquidity coupled with $36.6 million in cash and cash equivalents acquired from Clifton.

Investment Securities Available for Sale. Investment securities classified as available for sale decreased by $58.5 million to $666.6 million at December 31, 2018 from $725.1 million at June 30, 2018.  The net decrease in the portfolio partly reflected cash repayment of principal, net of premium amortization and discount accretion, totaling $54.8 million coupled with a $3.7 million decrease in the fair value of the portfolio to a net unrealized loss of $8.0 million at December 31, 2018 from a net unrealized loss of $4.3 million at June 30, 2018.

The noted decrease in the fair value of securities available for sale reflected a decrease of $5.1 million in the fair value of debt securities available for sale to an unrealized loss of $4.5 million at December 31, 2018 from an unrealized gain of $563,000 at June 30, 2018 offset by an increase of $1.4 million in the fair value of mortgage-backed securities available for sale to an unrealized loss of $3.5 million at December 31, 2018 from an unrealized loss of $4.9 million at June 30, 2018.

Based on its evaluation, management has concluded that no other-than-temporary impairment was present within the available for sale segment of the investment portfolio as of December 31, 2018 or June 30, 2018.  Additional information regarding securities available for sale as of those dates is presented in Note 7 and Note 9 to the unaudited consolidated financial statements.

Investment Securities Held to Maturity. Investment securities classified as held to maturity increased by $8.6 million to $598.3 million at December 31, 2018 from $589.7 million at June 30, 2018.  The increase in held to maturity securities reflected security purchases totaling $48.4 million that was partially offset by cash repayment of principal, net of discount accretion and premium amortization, totaling $39.8 million for the six months ended December 31, 2018.

Based on its evaluation, management has concluded that no other-than-temporary impairment was present within the held to maturity segment of the investment portfolio as of December 31, 2018 and June 30, 2018.  Additional information regarding securities held to maturity as of those dates is presented in Note 8 and Note 9 to the unaudited consolidated financial statements.

Loans Held-for-Sale.  The Company’s residential lending infrastructure continues to support strategies focused on the origination of residential mortgage loans designated for sale into the secondary market which has enabled the Company to augment its sources of non-interest income through the recognition of recurring loan sale gains while helping to manage its exposure to interest rate risk.  During the six months ended December 31, 2018, we sold $22.2 million of residential mortgage loans resulting in net sale gains totaling $215,000 for the period.  Loans held for sale totaled $1.0 million at December 31, 2018 compared to $863,000 at June 30, 2018 and are reported separately from the balance of net loans receivable as of those dates.

Loans Receivable.  Loans receivable, net of unamortized premiums, deferred costs and the allowance for loan losses, increased by $249.4 million to $4.72 billion at December 31, 2018 from $4.47 billion at June 30, 2018.  The increase in net loans receivable was primarily attributable to new loan origination and purchase volume outpacing loan repayments during the six months ended December 31, 2018.

Residential mortgage loans held in portfolio, including home equity loans and lines of credit, increased by $42.1 million to $1.43 billion at December 31, 2018 from $1.39 billion at June 30, 2018. The increase reflected an increase in the balance of one- to four-family first mortgage loans of $36.8 million to $1.33 billion at December 31, 2018 and an increase of $5.2 million in the balance of home equity loans and home equity lines of credit to $96.0 million at December 31, 2018 from $90.8 million at June 30, 2018.

Residential mortgage loan origination volume for the six months ended December 31, 2018, excluding loans held-for-sale, totaled $74.1 million, comprising $54.2 million of one- to four-family first mortgage loan originations and $19.9 million of home equity loan and home equity line of credit originations during the period.  Residential mortgage loan originations were augmented with the purchase of one- to four-family first mortgage loans totaling $56.7 million during the six months ended December 31, 2018.

Commercial loans, including multi-family and nonresidential commercial mortgage loans, commercial business loans and construction loans, increased by $204.8 million to $3.38 billion at December 31, 2018 from $3.17 billion at June 30, 2018. The components of the aggregate increase included an increase in commercial mortgage loans totaling $215.5 million and an increase in the outstanding balance of construction loans totaling $5.1 million. These increases were partially offset by a decrease in the balance of commercial business loans of $15.8 million primarily attributable to loan repayments outpacing new loan origination and purchase volume.  The outstanding balance of commercial mortgage loans at December 31, 2018 totaled $3.28 billion while the outstanding balances of construction and commercial business loans, totaled $28.4 million and $70.1 million, respectively, as of that date.

Commercial loan origination volume for the six months ended December 31, 2018 totaled $401.6 million, which comprised of $388.5 million of commercial mortgage loan originations augmented by $8.0 million of commercial business loan originations and construction loan disbursements totaling $5.2 million during the period.  Commercial loan originations were augmented with the funding of purchased loans totaling $1.4 million during the six months ended December 31, 2018.

Other loans, primarily account loans, deposit account overdraft lines of credit and other consumer loans, decreased by $2.3 million to $6.8 million at December 31, 2018 from $9.1 million at June 30, 2018.

The Company originated a total of $1.2 million of passbook/certificate loans and other consumer loans during the six months ended December 31, 2018, while no additional consumer loans were purchased during the period.

Additional information about the Company’s loans at December 31, 2018 is presented in Note 10 to the unaudited consolidated financial statements.

Nonperforming Loans.  Nonperforming loans increased by $3.9 million to $20.8 million, or 0.44% of total loans at December 31, 2018, from $16.9 million, or 0.37% of total loans at June 30, 2018. Nonperforming loans generally include those loans reported as 90+ days past due while still accruing and loans reported as nonaccrual with such balances totaling $32,000 and $20.7 million, respectively, at December 31, 2018.  The increase in nonperforming loans was largely attributable to the addition of one loan totaling $2.9 million that is fully secured by the vacant land that serves as its collateral and is current in its payment status.  The loan was designated as a troubled debt restructuring and placed on nonaccrual status during the quarter ended September 30, 2018.

Additional information about the Company’s nonperforming loans at December 31, 2018 is presented in Note 11 to the unaudited consolidated financial statements.

Allowance for Loan Losses. During the six months ended December 31, 2018, the balance of the allowance for loan losses increased by $2.6 million to $33.5 million, or 0.70% of total loans at December 31, 2018, from $30.9 million, or 0.68% of total loans at June 30, 2018. The increase resulted from provisions of $3.1 million during the six months ended December 31, 2018 that were partially offset by charge-offs, net of recoveries, totaling $410,000 during that same period.

With regard to loans individually evaluated for impairment, the balance of our allowance for loan losses attributable to such loans increased by $46,000 to $352,000 at December 31, 2018 from $306,000 at June 30, 2018.  The balance at December 31, 2018 reflected the allowance for impairment identified on $727,000 of impaired loans while an additional $25.2 million of impaired loans had no allowance for impairment as of that date.  By comparison, the balance at June 30, 2018 reflected the allowance for impairment identified on $1.0 million of impaired loans while an additional $22.3 million of impaired loans had no allowance for impairment as of that date.  The outstanding balances of impaired loans reflect the cumulative effects of various adjustments including, but not limited to, purchase accounting valuations and prior charge-offs, where applicable, which are considered in the evaluation of impairment.

With regard to loans evaluated collectively for impairment, the balance of our allowance for loan losses attributable to such loans increased by $2.6 million to $33.2 million at December 31, 2018 from $30.6 million at June 30, 2018.  The increase in valuation was largely attributable to the aggregate growth in the outstanding balance of loans collectively evaluated for impairment while also reflecting the ongoing reallocation of the applicable loans within the portfolio in favor of commercial loans against which we generally assign comparatively higher historical and environmental loss factors in our allowance for loan loss calculation.  The increase in the allowance also reflected updates to historical and environmental loss factors during the six months ended December 31, 2018.

With regard to historical loss factors, our loan portfolio experienced a net annualized charge-off rate of 0.02% for the six months ended December 31, 2018 representing a decrease of one basis point from the 0.03% of charge offs reported for the year ended June 30, 2018.  The annual average net charge off rate for June 30, 2018 had previously increased by two basis points from 0.01% for the prior year ended June 30, 2017.  The historical loss factors used in our allowance for loan loss calculation methodology were updated to reflect the effect of these changes by individual loan segment reflecting the two year look-back period used by that methodology.  Together with the impact of the increase in the overall balance of the unimpaired portion of the loan portfolio during the period, the applicable portion of the allowance attributable to historical loss factors decreased by approximately $127,000 to $1.9 million at December 31, 2018 from $2.1 million at June 30, 2018.

With regard to environmental loss factors, the portion of the allowance for loan losses attributable to such factors increased by $2.7 million to $31.2 million at December 31, 2018 from $28.5 million at June 30, 2018.  The increase was largely attributable to the growth in the unimpaired portion of the loan portfolio while also reflecting minor adjustments to environmental loss factors during the six months ended December 31, 2018.

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

Finally, changes in accounting standards promulgated by the FASB, such as those discussed in Note 6, to the unaudited consolidated financial statements regarding the use of a current expected credit loss (“CECL”) model to calculate credit losses, may require increases in the allowance for loan losses upon adoption of the applicable accounting standard.

Additional information about the allowance for loan losses at December 31, 2018 is presented in Note 11 to the unaudited consolidated financial statements.

Other Assets. The aggregate balance of other assets, including premises and equipment, FHLB stock, interest receivable, goodwill, core deposit intangibles, bank owned life insurance, deferred income taxes, other real estate owned and other assets, increased by $321,000 to $665.2 million at December 31, 2018 from $664.8 million at June 30, 2018.

The increase in other assets primarily reflected a $5.5 million increase in FHLB stock resulting from an increase in advances drawn during the six months ended December 31, 2018 coupled with a $3.2 million increase in the cash surrender value of the Company’s bank-owned life insurance policies for the same period.  The increases to the components of other assets, noted above, were primarily offset by a $9.8 million decrease in the fair value of the Company’s interest rate derivatives portfolio to a net asset value of $22.1 million at December 31, 2018 compared to a net asset value of $31.9 million at June 30, 2018.

The remaining increases and decreases in other assets for the six months ended December 31, 2018 generally reflected normal operating fluctuations in their respective balances.

Deposits. Total deposits increased by $99.8 million to $4.17 billion at December 31, 2018 from $4.07 billion at June 30, 2018.  The net increase in deposit balances reflected a $106.4 million increase in interest-bearing deposits offset by a $6.6 million decrease in non-interest-bearing deposits.  The increase in interest-bearing deposits included increases in the balances of savings and club accounts and certificates of deposit totaling $16.5 million and $283.5 million, respectively, which were partially offset by a decrease in the balance of interest-bearing checking accounts totaling $193.6 million for the period.

The change in deposit balances for the six months ended December 31, 2018 reflected changes in the balances of retail deposits as well as “non-retail” deposits acquired through various wholesale channels. The decrease in the balance of interest-bearing checking primarily reflected a $210.8 million decrease in the balance of wholesale money market deposits attributable to the scheduled maturity and termination of the Company’s participation in the Promontory Interfinancial Network’s (“Promontory”) Insured Network Deposits (“IND”) program.  Partially offsetting the decrease in the balance of wholesale interest-bearing checking accounts was an increase of $310.6 million in other deposits comprising increases of $121.4 million and $189.3 million in retail and other wholesale deposits, respectively.

We continued to utilize a deposit listing service through which we attract “non-brokered” wholesale time deposits targeting institutional investors with an original investment horizon of up to five years. We generally prohibit the withdrawal of our listing service deposits prior to maturity. The balance of the Bank’s listing service time deposits increased by $3.8 million to $108.1 million, or 2.6% of total deposits at December 31, 2018, compared to $104.3 million, or 2.6% of total deposits at June 30, 2018.

We also maintain a portfolio of brokered certificates of deposit whose balances increased by $185.5 million to $269.8 million or 6.5% of total deposits at December 31, 2018 compared to $84.3 million, or 2.1% of total deposits at June 30, 2018.

Additional information about the Company’s deposits at December 31, 2018 is presented in Note 12 to the unaudited consolidated financial statements.

Borrowings. The balance of borrowings increased by $111.9 million to $1.31 billion at December 31, 2018 from $1.20 billion at June 30, 2018. The increase in borrowings primarily reflected an additional $200.0 million 90-day FHLB term advance that was drawn to replace the maturing Promontory IND funding noted above and the addition of a $27.0 million FHLB Community Investment Program (“CIP”) long-term advance. In regards to the $200.0 million 90-day FHLB advance, the Company had entered into a forward-starting interest rate swap contract in July 2016 to extend the effective duration of the new advance thereby effectively fixing its cost for a longer period of time.  These increases were partially offset by decreases of $104.5 million in long-term FHLB advances resulting from the scheduled maturity of such advances coupled with an $11.8 million decrease in depositor sweep account balances representing normal day-to-day fluctuations in such balances.

Additional information about the Company’s borrowings at December 31, 2018 is presented in Note 13 to the unaudited consolidated financial statements.

Other Liabilities. The balance of other liabilities, including advance payments by borrowers for taxes and other miscellaneous liabilities, decreased by $3.7 million to $35.2 million at December 31, 2018 from $38.9 million at June 30, 2018. The change generally reflected normal operating fluctuations in the balances of other liabilities during the period.

Stockholders’ Equity.  Stockholders’ equity decreased by $85.5 million to $1.18 billion at December 31, 2018 from $1.27 billion at June 30, 2018.  The decrease in stockholders’ equity largely reflected the impact of the Company’s share repurchases during the first six months of fiscal 2019.  The Company had previously announced its third share repurchase program in April 2018 through which it is authorized to repurchase a total of 10,238,557 shares, or 10%, of its outstanding shares. During the six months ended December 31, 2018, the Company repurchased 5,785,525 shares at a total cost of $77.1 million, or an average cost of $13.33 per share.  Cumulatively, the Company has repurchased a total of 8,480,985 shares, or 82.8% of the shares to be repurchased under its third share repurchase program at a total cost of $115.5 million, or an average cost of $13.62 per share.  The cumulative cost of the Company’s repurchased shares has directly reduced the balance of stockholders’ equity at December 31, 2018.

The net decrease in stockholders’ equity was partially offset by net income of $21.9 million for the six months ended December 31, 2018 from which the Company declared and paid regular quarterly cash dividends totaling $0.09 per share to stockholders during the period.  Additionally, in September 2018, the Company declared a $0.16 special cash dividend that was paid to stockholders in October 2018.  Together, the regular and special cash dividends declared during the six months ended December 31, 2018 reduced stockholders’ equity by $23.5 million during the period.

The change in stockholders’ equity also reflected a $9.7 million decrease in accumulated other comprehensive income, due primarily to changes in the fair value of the Company’s available for sale securities portfolio and outstanding derivatives, while also reflecting a $973,000 decrease in unearned ESOP shares for shares earned by plan participants during the six months ended December 31, 2018.

Comparison of Operating Results for the Three Months Ended December 31, 2018 and December 31, 2017

Net Income. Net income for the three months ended December 31, 2018 was $10.8 million, or $0.12 per diluted share; an increase of $9.5 million from $1.3 million, or $0.02 per diluted share, for the three months ended December 31, 2017. The increase in net income reflected increases in net-interest income and non-interest income that were partially offset by increases in the provision for loan losses and non-interest expense.  Together these factors contributed to an overall increase in pre-tax income.  Despite the increase in pre-tax income, the provision for income taxes decreased between comparative periods reflecting the impact of federal income tax reform that was codified by the Tax Act during the three months ended December 31, 2017, as discussed in greater detail below.

Average Balance Sheet and Yields. The following table reflects the components of the average balance sheet and of net interest income for the periods indicated. We derived the average yields and costs by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented with daily balances used to derive average balances.  No tax equivalent adjustments have been made to yield or costs.  Non-accrual loans were included in the calculation of average balances, however interest receivable on these loans has been fully reserved for and therefore not included in interest income. The yields and costs set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense and exclude the impact of prepayment penalties, which are recorded to non-interest income.

	For the Three Months Ended December 31,
	2018				2017
	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$4,758,587		$49,015	4.12%	$3,255,862		$30,610	3.76%
Taxable investment securities (2)	1,158,720		9,051	3.12	996,397		6,077	2.44
Tax-exempt securities (2)	135,453		713	2.11	126,214		641	2.03
Other interest-earning assets (3)	87,916		1,243	5.66	82,539		704	3.41
Total interest-earning assets	6,140,676		60,022	3.91	4,461,012		38,032	3.41
Non-interest-earning assets	587,921				364,015
Total assets	$6,728,597				$4,825,027

Interest-bearing liabilities:
Interest-bearing demand	$792,989		$1,930	0.97	$854,142		$1,699	0.80
Savings and club	743,676		912	0.49	518,512		160	0.12
Certificates of deposit	2,214,932		9,885	1.79	1,336,467		4,790	1.43
Total interest-bearing deposits	3,751,597		12,727	1.36	2,709,121		6,649	0.98
Borrowings	1,412,751		7,946	2.25	808,066		4,548	2.25
Total interest-bearing liabilities	5,164,348		20,673	1.60	3,517,187		11,197	1.27
Non-interest-bearing liabilities (4)	352,539				303,013
Total liabilities	5,516,887				3,820,200
Stockholders' equity	1,211,710				1,004,827
Total liabilities and stockholders' equity	$6,728,597				$4,825,027

Net interest income			$39,349				$26,835
Interest rate spread (5)				2.31%				2.14%
Net interest margin (6)				2.56%				2.41%
Ratio of interest-earning assets to interest-bearing liabilities	1.19	X			1.27	X

(1)

Loans held-for-sale and non-accruing loans have been included in loans receivable and the effect of such inclusion was not material. Allowance for loan losses has been included in non-interest-earning assets.

(2)	Mark-to-market valuation allowances have been excluded in the balances of interest-earning assets.
(3)	Includes interest-bearing deposits at other banks and FHLB of New York capital stock.
(4)	Includes average balances of non-interest-bearing deposits of $315,165,000 and $277,236,000, for the three months ended December 31, 2018, and 2017, respectively.
(5)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Net Interest Income. Net interest income for the three months ended December 31, 2018 was $39.3 million; an increase of $12.5 million from $26.8 million for the three months ended December 31, 2017. The increase in net interest income between the comparative periods resulted from an increase in interest income of $22.0 million that was partially offset by an increase of $9.5 million in interest expense. The increase in interest income was attributable to an increase in the average balance of interest-earning assets coupled with an increase in their average yield. The increase in interest expense resulted from an increase in the average balance of interest-bearing liabilities coupled with an increase in their average cost.

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

As presented in the separate discussion and analysis of interest income and expense below, these acquisition-related factors noted above, contributed significantly to the 17 basis point increase in our net interest rate spread to 2.31% for the three months ended December 31, 2018 from 2.14% for the three months ended December 31, 2017. The increase in the net interest rate spread partly reflected a 50 basis points increase in the average yield on interest-earning assets to 3.91% for the three months ended December 31, 2018 from 3.41% for the three months ended December 31, 2017.  The increase in the average yield on interest-earning assets was partially offset by a 33 basis point increase in the average cost of interest-bearing liabilities to 1.60% from 1.27% for those same comparative periods, respectively.

The factors resulting in the reported increase in our net interest rate spread also affected our net interest margin.  In total, the Company’s net interest margin increased 15 basis points to 2.56% for the three months ended December 31, 2018 compared to 2.41% for the three months ended December 31, 2017.

Interest Income. Total interest income increased $22.0 million to $60.0 million for the three months ended December 31, 2018 from $38.0 million for the three months ended December 31, 2017. The increase in interest income partly reflected a $1.68 billion increase in the average balance of interest-earning assets to $6.14 billion for the three months ended December 31, 2018 from $4.46 billion for the three months ended December 31, 2017.  For those same comparative periods, the yield on earning assets also increased by 50 basis points to 3.91% from 3.41%.

The increase in total interest income was primarily due to the increase in interest income from loans.  Interest income from loans increased $18.4 million to $49.0 million for the three months ended December 31, 2018 from $30.6 million for the three months ended December 31, 2017.  The increase in interest income was partly attributable to a $1.50 billion increase in the average balance of loans to $4.76 billion for the three months ended December 31, 2018 from $3.26 billion for the three months ended December 31, 2017.  The increase in the average balance of loans primarily reflected an aggregate increase of $811.9 million in the average balance of commercial loans to $3.41 billion for the three months ended December 31, 2018 from $2.60 billion for the three months ended December 31, 2017.  The increase in interest income also reflected a 36 basis point increase in the average yield on loans to 4.12% from 3.76%, for the same comparative periods, respectively.  The increase in the average balance and average yield on loans primarily reflected the effects of the Clifton acquisition through which the “post-acquisition” yield on the loans acquired reflect the comparable market interest rates for such loans at the time of their acquisition, as discussed earlier.

The increase in interest income on interest-earning assets, excluding loans, was primarily due to the increase in interest income on taxable investment securities.  The weighted average yield on taxable investment securities increased by 68 basis points to 3.12% for the three months ended December 31, 2018 from 2.44% for the three months ended December 31, 2017.  The increase in the weighted average yield on taxable investment securities was primarily attributable to an increase in the yield on the Company’s investments in floating rate securities. To a lesser extent, the increase in interest income on interest-earning assets, excluding loans, was also attributable to an increase in interest income on other interest-earning assets.  The weighted average yield on other interest earning assets increased by 225 basis points to 5.66% for the three months ended December 31, 2018 from 3.41% for the three months ended December 31, 2017.  The increase in the weighted average yield on other interest-earning assets was primarily due to an increase in the yield on the balances of FHLB stock.

Interest Expense. Total interest expense increased by $9.5 million to $20.7 million for the three months ended December 31, 2018 from $11.2 million for the three months ended December 31, 2017. The increase in interest expense partly reflected a $1.64 million increase in the average balance of interest-bearing liabilities to $5.16 billion for the three months ended December 31, 2018 from $3.52 billion for the three months ended December 31, 2017, while also reflecting a 33 basis point increase in the average cost of interest-bearing liabilities to 1.60% from 1.27% for those same comparative periods, respectively.

Interest expense attributed to deposits increased by $6.1 million to $12.7 million for the three months ended December 31, 2018 from $6.6 million for the three months ended December 31, 2017. The increase in interest expense was attributable to increases in the average balance and average cost of interest-bearing deposits. The average balance of interest-bearing deposits increased by $1.04 billion to $3.75 billion for the three months ended December 31, 2018 from $2.71 billion for the three months ended December 31, 2017. The increase in the average balance reflected the combined effects of the Clifton acquisition coupled with organic growth in deposits that was partially offset by a decrease in the average balance of wholesale interest-bearing checking accounts as discussed earlier.  The average cost of interest-bearing deposits increased by 38 basis points to 1.36% for the three months ended December 31, 2018 from 0.98% for the three months ended December 31, 2017.

Interest expense attributed to borrowings increased by $3.4 million to $7.9 million for the three months ended December 31, 2018 from $4.5 million for the three months ended December 31, 2017. The increase in interest expense primarily reflected a $604.7 million increase in the average balance of borrowings to $1.41 billion for the three months ended December 31, 2018, from $808.1 million for the three months ended December 31, 2017.  For those same comparative periods, the average cost of borrowings remained stable at 2.25%.

The increase in the average balance of borrowings primarily reflected a $516.0 million increase in the average balance of FHLB advances to $1.29 billion for the three months ended December 31, 2018 from $777.5 million for the three months ended December 31, 2017. For those same comparative periods, the average cost of FHLB advances decreased by 6 basis points to 2.27% from 2.33%.  The increase in the average balance and decrease in the average cost of FHLB advances largely reflected the impact of the Clifton acquisition while also reflecting the impact of an additional $200 million of 90-day FHLB term advance drawn during the quarter ended September 30, 2018, to replace funding that was previously provided through the Promontory IND program, as noted earlier.  With regard to the noted FHLB advance, the Company had entered into a forward-starting interest rate swap contract in July 2016 to extend the effective duration of the new 90-day FHLB advance thereby effectively fixing its cost for a longer period of time. The increase in the average balance of borrowings also included an $88.7 million increase in the average balance of depositor sweep accounts and overnight borrowings, to $119.3 million for the three months ended December 31, 2018 from $30.6 million for the three months ended December 31, 2017. The average cost of depositor sweep accounts and overnight borrowings increased by 172 basis points to 1.99% from 0.27% between the same comparative periods.

Provision for Loan Losses. The provision for loan losses increased by $35,000 to $971,000 for the three months ended December 31, 2018 from $936,000 for the three months ended December 31, 2017.  The increase was attributable to a higher provision on non-impaired loans collectively evaluated for impairment partially offset by a decrease in the provision attributable to loans individually reviewed for impairment.  Regarding the provision on non-impaired loans, the net increase in provision expense largely reflected a relatively greater level of growth in the outstanding balance of the loan portfolio that was collectively evaluated for impairment whose effects were partially offset by a lower level of increase in historical and environmental loss factors between comparative periods.

Additional information regarding the allowance for loan losses and the associated provisions recognized during the three months ended December 31, 2018 is presented in Note 11 to the unaudited consolidated financial statements as well as the Comparison of Financial Condition at December 31, 2018 and June 30, 2018.

Non-Interest Income. Non-interest income, excluding gains and losses on the sale of securities and gains and losses on the sale and write-down of other real estate owned, increased by $33,000 to $3.3 million for the three months ended December 31, 2018 from $3.2 million for the three months ended December 31, 2017, reflecting the effects of several offsetting factors.

Such factors include the increase of $335,000 in the income recognized on bank-owned life insurance that was largely attributable to the additional income earned on the cash surrender value of the policies acquired in conjunction with the acquisition of Clifton.  This increase was partially offset by a $99,000 decrease in the gain on sale of loans coupled with decreases in fees and service charges and miscellaneous income of $151,000 and $27,000, respectively.  The decrease in loan sale gains primarily reflected a lower volume of loans originated and sold between comparative periods.  The decrease in fees and service charges primarily reflected a reduction in loan-related fees and charges attributable to a decrease in loan prepayment fees while the decrease in miscellaneous income largely reflected a loss on the disposal of various fixed assets totaling $30,000 during the three months ended December 31, 2018, while no such losses were recognized during the earlier comparative period.

We also recognized net gains totaling $36,000 arising from the write down and sale of REO during the three months ended December 31, 2018 compared to a net gain of $23,000 recognized during the earlier comparative period.

The remaining changes in the other components of non-interest income between comparative periods generally reflected normal operating fluctuations within those line items.

Non-Interest Expenses. Non-interest expense increased by $4.5 million to $27.3 million for the three months ended December 31, 2018 from $22.8 million for the three months ended December 31, 2017. This increase was largely attributable to increases in recurring non-interest expenses arising from the Clifton acquisition.

Salaries and employee benefits expense increased by $2.8 million to $15.7 million for the three months ended December 31, 2018 from $12.9 million for the three months ended December 31, 2017.  The increase generally reflected the effects of the additional employees retained in conjunction with the Clifton acquisition while also reflecting increases in certain compensation and benefit expenses attributable to the Company’s existing roster of employees.  Such increases included annual increases in wages and salaries for fiscal 2019 coupled with the cost of staffing additions within certain lending, business development and operational support functions.  The increase in salaries and employee benefits expense also reflected increases in incentive compensation, employee severance and payroll taxes.  These increases were partially offset by decreases in employee retirement and stock benefit plan expenses.

Net occupancy expense of premises increased by $639,000 to $2.8 million for the three months ended December 31, 2018 from $2.1 million for the three months ended December 31, 2017.  The increase was largely attributable to the ongoing operating expenses associated with the owned and leased office facilities acquired by the Company in conjunction with the Clifton acquisition.  The increase in premises occupancy expense also reflected an increase in facility lease expenses arising from costs associated with forthcoming branch additions and relocations, coupled with increases in facility repairs and maintenance and depreciation expenses relating to existing administrative and branch facilities.

Equipment and systems expense increased by $1.2 million to $3.4 million for the three months ended December 31, 2018 from $2.2 million for the three months ended December 31, 2017.  The increase in equipment and systems expense was partly attributable to the ongoing operating expenses associated with the equipment and information technology infrastructure acquired by the Company in conjunction with the Clifton acquisition.  However, the increase also reflected $551,000 of non-recurring information technology expenses recognized by the Company in conjunction with the October 2018 conversion and integration of Clifton’s core processing system.

Advertising and marketing expense increased by $39,000 to $787,000 for the three months ended December 31, 2018 from $748,000 for the three months ended December 31, 2017.  The increase in advertising and marketing expense largely reflected increases in advertising expenses across a variety of advertising formats including outdoor and electronic media reflecting normal fluctuations in the timing of certain advertising campaigns supporting the Company’s loan and deposit growth initiatives.

Federal deposit insurance premiums increased by $78,000 to $421,000 for the three months ended December 31, 2018 from $343,000 for the three months ended December 31, 2017.  The increase was primarily attributable to an increased deposit insurance assessment base arising from the effects of the Clifton acquisition as well as the Company’s organic growth.

Directors’ compensation expense increased by $58,000 to $746,000 for the three months ended December 31, 2018 from $688,000 for the three months ended December 31, 2017.  The increase in expense primarily reflected an increase in director fees attributable to the net growth in the Company’s Board of Directors by two members between comparative periods.

Miscellaneous expense increased by $854,000 to $3.5 million for the three months ended December 31, 2018 from $2.6 million for the three months ended December 31, 2017.  The increase in miscellaneous expense primarily reflected increases in the amortization of core deposit intangibles arising from the Clifton acquisition coupled with increases in legal, audit, consulting and insurance expense.  Also included in this increase was $108,000 of non-recurring expenses associated with the October 2018 conversion and integration of Clifton’s core processing system.

Finally, the change in non-interest expense between comparative periods also reflected $1.2 million of merger-related costs associated with the Clifton acquisition that were recorded during the earlier comparative period for which no comparable costs were recorded in the current period.

Provision for Income Taxes. The provision for income taxes decreased by $1.5 to $3.6 million for the three months ended December 31, 2018 from $5.1 million for the three months ended December 31, 2017.  The variance in income tax expense partly reflected a reduction in our effective income tax rate that was partially offset by an increase in the taxable portion of pre-tax income between comparative periods.

Our effective tax rate during the three month period ended December 31, 2018 was 25.3%.  In relation to statutory income tax rates, the effective tax rate for the three months ended December 31, 2018 partly reflected the effects of recurring sources of tax-favored income included in pre-tax income.  By comparison, our effective tax rate during the three month period ended December 31, 2017 was 80.2%.  The decrease in the effective tax rate primarily reflected the impact of federal income tax reform that was codified through the passage of the Tax Act on December 22, 2017 whose effects were partially offset by changes enacted by the State of New Jersey to its income tax laws that became effective on July 1, 2018. Additionally, the decrease in the effective tax rate reflected the effects of certain non-deductible merger-related expenses recognized during the prior comparative period for which no such costs were recorded in the current period.

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

Comparison of Operating Results for the Six Months Ended December 31, 2018 and December 31, 2017

Net Income. Net income for the six months ended December 31, 2018 was $21.9 million, or $0.23 per diluted share; an increase of $15.4 million from $6.5 million, or $0.08 per diluted share, for the six months ended December 31, 2017. The increase in net income reflected increases in net-interest income and non-interest income that were partially offset by increases in the provision for loan losses and non-interest expense.  Together, these factors contributed to an overall increase in pre-tax income.  Despite the increase in pre-tax income, the provision for income taxes decreased between comparative periods reflecting the impact of federal income tax reform that was codified by the Tax Act during the six months ended December 31, 2017, as discussed in greater detail below.

Average Balance Sheet and Yields. The following table reflects the components of the average balance sheet and of net interest income for the periods indicated. We derived the average yields and costs by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented with daily balances used to derive average balances.  No tax equivalent adjustments have been made to yield or costs.  Non-accrual loans were included in the calculation of average balances, however interest receivable on these loans has been fully reserved for and therefore not included in interest income. The yields and costs set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense and exclude the impact of prepayment penalties, which are recorded to non-interest income.

	For the Six Months Ended December 31,
	2018				2017
	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$4,660,481		$96,452	4.14%	$3,256,663		$61,083	3.75%
Taxable investment securities (2)	1,169,687		17,930	3.07	998,790		11,933	2.39
Tax-exempt securities (2)	135,755		1,429	2.11	124,450		1,262	2.03
Other interest-earning assets (3)	100,272		2,417	4.82	81,230		1,346	3.31
Total interest-earning assets	6,066,195		118,228	3.90	4,461,133		75,624	3.39
Non-interest-earning assets	591,964				362,652
Total assets	$6,658,159				$4,823,785

Interest-bearing liabilities:
Interest-bearing demand	$790,568		$3,615	0.91	$856,091		$3,336	0.78
Savings and club	745,710		1,687	0.45	520,599		320	0.12
Certificates of deposit	2,130,964		17,964	1.69	1,310,656		9,212	1.41
Total interest-bearing deposits	3,667,242		23,266	1.27	2,687,346		12,868	0.96
Borrowings	1,401,922		15,433	2.20	809,105		9,111	2.25
Total interest-bearing liabilities	5,069,164		38,699	1.53	3,496,451		21,979	1.26
Non-interest-bearing liabilities (4)	355,093				304,487
Total liabilities	5,424,257				3,800,938
Stockholders' equity	1,233,902				1,022,847
Total liabilities and stockholders' equity	$6,658,159				$4,823,785

Net interest income			$79,529				$53,645
Interest rate spread (5)				2.37%				2.13%
Net interest margin (6)				2.62%				2.40%
Ratio of interest-earning assets to interest-bearing liabilities	1.20	X			1.28	X

(1)

Loans held-for-sale and non-accruing loans have been included in loans receivable and the effect of such inclusion was not material. Allowance for loan losses has been included in non-interest-earning assets.

(2)	Mark-to-market valuation allowances have been excluded in the balances of interest-earning assets.
(3)	Includes interest-bearing deposits at other banks and FHLB of New York capital stock.
(4)	Includes average balances of non-interest-bearing deposits of $314,639,000 and $276,047,000, for the six months ended December 31, 2018, and 2017, respectively.
(5)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets

Net Interest Income. Net interest income for the six months ended December 31, 2018 was $79.5 million; an increase of $25.9 million from $53.6 million for the six months ended December 31, 2017. The increase in net interest income between the comparative periods resulted from an increase in interest income of $42.6 million that was partially offset by an increase of $16.7 million in interest expense. The increase in interest income was attributable to an increase in the average balance of interest-earning assets coupled with an increase in their average yield. The increase in interest expense resulted from an increase in the average balance of interest-bearing liabilities coupled with an increase in their average cost.

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

As presented in the separate discussion and analysis of interest income and expense below, these acquisition-related factors noted above, contributed significantly to the 24 basis point increase in our net interest rate spread to 2.37% for the six months ended December 31, 2018 from 2.13% for the six months ended December 31, 2017. The increase in the net interest rate spread partly reflected a 51 basis points increase in the average yield on interest-earning assets to 3.90% for the six months ended December 31, 2018 from 3.39% for the six months ended December 31, 2017.  The increase in the average yield on interest-earning assets was partially offset by a 27 basis point increase in the average cost of interest-bearing liabilities to 1.53% from 1.26% for those same comparative periods, respectively.

The factors resulting in the reported increase in our net interest rate spread also affected our net interest margin.  In total, the Company’s net interest margin increased 22 basis points to 2.62% for the six months ended December 31, 2018 compared to 2.40% for the six months ended December 31, 2017.

Interest Income. Total interest income increased $42.6 million to $118.2 million for the six months ended December 31, 2018 from $75.6 million for the six months ended December 31, 2017. The increase in interest income partly reflected a $1.61 billion increase in the average balance of interest-earning assets to $6.07 billion for the six months ended December 31, 2018 from $4.46 billion for the six months ended December 31, 2017.  For those same comparative periods, the yield on earning assets also increased by 51 basis points to 3.90% from 3.39%.

Interest income from loans increased $35.4 million to $96.5 million for the six months ended December 31, 2018 from $61.1 million for the six months ended December 31, 2017. The average balance of loans increased by $1.40 billion to $4.66 billion for the six months ended December 31, 2018 from $3.26 billion for the six months ended December 31, 2017.  The increase in the average balance of loans primarily reflected an aggregate increase of $726.5 million in the average balance of commercial loans to $3.32 billion for the six months ended December 31, 2018 from $2.59 billion for the six months ended December 31, 2017. The average yield on loans increased by 39 basis points to 4.14% for the six months ended December 31, 2018 from 3.75% for the six months ended December 31, 2017.  The increase in the average balance and average yield on loans primarily reflected the effects of the Clifton acquisition through which the “post-acquisition” yield on the loans acquired reflect the comparable market interest rates for such loans at the time of their acquisition, as discussed earlier.

The increase in interest income on interest-earning assets, excluding loans, was primarily due to the increase in interest income on taxable investment securities.  The weighted average yield on taxable investment securities increased by 68 basis points to 3.07% for the three months ended December 31, 2018 from 2.39% for the three months ended December 31, 2017.  The increase in the weighted average yield on taxable investment securities was primarily attributable to an increase in the yield on the Company’s investments in floating rate securities. To a lesser extent, the increase in interest income on interest-earning assets, excluding loans, was also attributable to an increase in interest income on other interest-earning assets.  The weighted average yield on other interest earning assets increased by 151 basis points to 4.82% for the three months ended December 31, 2018 from 3.31% for the three months ended December 31, 2017.  The increase in the weighted average yield on other interest-earning assets was primarily due to an increase in the yield on the balances of FHLB stock.

Interest Expense. Total interest expense increased by $16.7 million to $38.7 million for the six months ended December 31, 2018 from $22.0 million for the six months ended December 31, 2017. The increase in interest expense partly reflected a $1.57 billion increase in the average balance of interest-bearing liabilities to $5.07 billion for the six months ended December 31, 2018 from $3.50 billion for the six months ended December 31, 2017 while also reflecting a 27 basis point increase in the average cost of interest-bearing liabilities to 1.53% from 1.26% for those same comparative periods, respectively.

Interest expense attributed to deposits increased by $10.4 million to $23.3 million for the six months ended December 31, 2018 from $12.9 million for the six months ended December 31, 2017. The increase in interest expense was attributable to increases in the average balance and average cost of interest-bearing deposits. The average balance of interest-bearing deposits increased by $979.9 million to $3.67 billion for the six months ended December 31, 2018 from $2.69 billion for the six months ended December 31, 2017. The increase in the average balance reflected the combined effects of the Clifton acquisition coupled with organic growth in deposits that was partially offset by a decrease in the average balance of wholesale interest-bearing checking accounts as discussed earlier.  The average cost of interest-bearing deposits increased by 31 basis points to 1.27% for the six months ended December 31, 2018 from 0.96% for the six months ended December 31, 2017.

Interest expense attributed to borrowings increased by $6.3 million to $15.4 million for the six months ended December 31, 2018 from $9.1 million for the six months ended December 31, 2017.  The increase in interest expense partly reflected a $592.8 million increase in the average balance of borrowings to $1.40 billion for the six months ended December 31, 2018, from $809.1 million for the six months ended December 31, 2017 while also reflecting a five basis point decrease in the average cost of borrowings to 2.20% from 2.25% for those same comparative periods, respectively.

The increase in the average balance of borrowings primarily reflected a $544.0 million increase in the average balance of FHLB advances to $1.32 billion for the six months ended December 31, 2018 from $777.8 million for the six months ended December 31, 2017. For those same comparative periods, the average cost of FHLB advances decreased by 6 basis points to 2.27% from 2.33%.  The increase in the average balance and decrease in the average cost of FHLB advances largely reflected the impact of the Clifton acquisition while also reflecting the impact of an additional $200 million of 90-day FHLB term advance drawn during the quarter ended September 30, 2018, to replace funding that was previously provided through the Promontory IND program, as noted earlier.  With regard to the noted FHLB advance, the Company had entered into a forward-starting interest rate swap contract in July 2016 to extend the effective duration of the new 90-day FHLB advance thereby effectively fixing its cost for a longer period of time. The increase in the average balance of borrowings also included a $48.8 million increase in the average balance of depositor sweep accounts and overnight borrowings, to $80.1 million for the six months ended December 31, 2018 from $31.3 million for the six months ended December 31, 2017. The average cost of depositor sweep accounts and overnight borrowings increased by 145 basis points to 1.72% from 0.27% between the same comparative periods.

Provision for Loan Losses. The provision for loan losses increased by $1.5 million to $3.1 million for the six months ended December 31, 2018 from $1.6 million for the six months ended December 31, 2017.  The increase was attributable to a higher provision on non-impaired loans evaluated collectively for impairment partially offset by a decrease in the provision attributable to losses recognized on loans individually reviewed for impairment.  Regarding the provision on non-impaired loans, the net increase in provision expense largely reflected a relatively greater level of growth in the outstanding balance of the loan portfolio that was collectively evaluated for impairment whose effects were partially offset by a lower level of increase in historical and environmental loss factors between comparative periods.

Additional information regarding the allowance for loan losses and the associated provisions recognized during the six months ended December 31, 2018 is presented in Note 11 to the unaudited consolidated financial statements as well as the Comparison of Financial Condition at December 31, 2018 and June 30, 2018.

Non-Interest Income. Non-interest income, excluding gains and losses on the write-down of other real estate owned, increased by $62,000 to $6.5 million for the six months ended December 31, 2018 from $6.4 million for the six months ended December 31, 2017, reflecting the effects of several offsetting factors.

Such factors include the increase of $662,000 in the income recognized on bank-owned life insurance that was largely attributable to the additional income earned on the cash surrender value of the applicable policies acquired in conjunction the Clifton acquisition.  This increase was partially offset by a $298,000 decrease in the gain on sale of loans coupled with a decrease in fees and service charges of $239,000. The decrease in loan sale gains primarily reflected a lower volume of loans originated and sold between comparative periods.  The noted decline in fees and service charges primarily reflected a reduction in loan-related fees and charges attributable to a decrease in loan prepayment fees.

We also recognized net losses totaling $14,000 arising from the write down and sale of REO during the six months ended December 31, 2018 compared to $86,000 of such losses recognized during the earlier comparative period.

The remaining changes in the other components of non-interest income between comparative periods generally reflected normal operating fluctuations within those line items.

Non-Interest Expenses. Non-interest expense increased by $9.7 million to $53.7 million for the six months ended December 31, 2018 from $44.0 million for the six months ended December 31, 2017. This increase was largely attributable to increases in recurring non-interest expenses arising from the Clifton acquisition.

Salaries and employee benefits expense increased by $5.7 million to $31.3 million for the six months ended December 31, 2018 from $25.6 million for the six months ended December 31, 2017.  The increase generally reflected the effects of the additional employees retained in conjunction with the Clifton acquisition while also reflecting increases in certain compensation and benefit expenses attributable to the Company’s existing roster of employees.  Such increase included annual increases in wages and salaries for fiscal 2019 coupled with the cost of staffing additions within certain lending, business development and operational support functions.  The increase in salaries and employee benefits expense also reflected increases in health insurance, incentive compensation payroll taxes and employee severance expenses.  These increases were partially offset by decreases in employee stock benefit plan expenses.

Net occupancy expense of premises increased by $1.4 million to $5.5 million for the six months ended December 31, 2018 from $4.1 million for the six months ended December 31, 2017.  The increase was largely attributable to the ongoing operating expenses associated with the owned and leased office facilities acquired by the Company in conjunction with the Clifton acquisition.  The increase in premises occupancy expense also reflected an increase in facility lease expenses arising from costs associated with forthcoming branch additions and relocations, coupled with increases in facility repairs and maintenance and depreciation expenses relating to existing administrative and branch facilities.

Equipment and systems expense increased by $1.9 million to $6.3 million for the six months ended December 31, 2018 from $4.4 million for the six months ended December 31, 2017.  The increase in equipment and systems expense was largely attributable to the ongoing operating expenses associated with the equipment and information technology infrastructure acquired by the Company in conjunction with the Clifton acquisition.  However, the increase also reflected $551,000 of non-recurring information technology expenses recognized by the Company in conjunction with the October 2018 conversion and integration of Clifton’s core processing system.

Advertising and marketing expense decreased by $94,000 to $1.4 million for the six months ended December 31, 2018 from $1.5 million for the six months ended December 31, 2017.  The decrease in advertising and marketing expense largely reflected decreases in advertising expenses across a variety of advertising formats including outdoor and electronic media reflecting normal fluctuations in the timing of certain advertising campaigns supporting the Company’s loan and deposit growth initiatives.

Federal deposit insurance premiums increased by $183,000 to $886,000 for the six months ended December 31, 2018 from $703,000 for the six months ended December 31, 2017.  The increase was primarily attributable to an increased deposit insurance assessment base arising from the effects of the Clifton acquisition as well as the Company’s organic growth.

Directors’ compensation expense increased by $127,000 to $1.5 million for the six months ended December 31, 2018 from $1.4 million for the six months ended December 31, 2017.  The increase in expense primarily reflected an increase in director fees attributable to the net growth in the Company’s Board of Directors by two members between comparative periods.

Miscellaneous expense increased by $1.6 million to $6.8 million for the six months ended December 31, 2018 from $5.2 million for the six months ended December 31, 2017.  The increase in miscellaneous expense primarily reflected increases in the amortization of core deposit intangibles arising from the Clifton acquisition coupled with increases in audit, consulting and insurance expense.  Also included in this increase was $108,000 of non-recurring expenses associated with the October 2018 conversion and integration of Clifton’s core processing system.

Finally, the change in non-interest expense between comparative periods also reflected $1.2 million of merger-related costs associated with the Clifton acquisition that were recorded during the earlier comparative period for which no comparable costs were recorded in the current period.

Provision for Income Taxes. The provision for income taxes decreased by $577,000 to $7.3 million for the six months ended December 31, 2018 from $7.9 million for the six months ended December 31, 2017.  The variance in income tax expense partly reflected a reduction in our effective income tax rate that was partially offset by an increase in the taxable portion of pre-tax income between comparative periods.

Our effective tax rate during the six month period ended December 31, 2018 was 25.0%.  In relation to statutory income tax rates, the effective tax rate for the six months ended December 31, 2018 partly reflected the effects of recurring sources of tax-favored income included in pre-tax income.  By comparison, our effective tax rate during the six month period ended December 31, 2017 was 54.8%.  The decrease in the effective tax rate primarily reflected the impact of federal income tax reform that was codified through the passage of the Tax Act on December 22, 2017 whose effects were partially offset by changes enacted by the State of New Jersey to its income tax laws that became effective on July 1, 2018. Additionally, the decrease in the effective tax rate reflected the effects of certain non-deductible merger-related expenses recognized during the prior comparative period for which no such costs were recorded in the current period.

Additional information regarding the Tax Act is presented in the Comparison of Operating Results for the Three Months Ended December 31, 2018 and December 31, 2017 under “Provision for Income Taxes.”

Liquidity and Capital Resources

Our liquidity, represented by cash and cash equivalents, is a product of our operating, investing and financing activities. Our primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of mortgage-backed securities and outstanding loans, maturities and calls of debt securities and funds provided from operations. In addition to cash and cash equivalents, we invest excess funds in short-term interest-earning assets such as overnight deposits or U.S. agency securities, which provide funding to meet our liquidity management objectives. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing securities and short-term investments are relatively predictable sources of funds, general interest rates, economic conditions and competition greatly influence deposit flows and prepayments on loans and mortgage-backed securities.

The Bank is required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure a safe operation. The balance of our cash and cash equivalents decreased by $77.4 million to $51.5 million at December 31, 2018 from $128.9 million at June 30, 2018.  The decrease in the balance of cash and cash equivalents largely reflected the Company’s ongoing effort to enhance earnings by generally limiting the level of lower-yielding, short-term liquid assets to the levels needed to meet its day-to-day funding obligations and overall liquidity risk management objectives.  The elevated levels of cash and cash equivalents at June 30, 2018 partly reflected operating fluctuations in the Company’s short-term liquidity coupled with the acquisition of $36.6 million in cash and cash equivalents acquired from Clifton.

Short-term investments qualifying as liquid assets are supplemented by our portfolio of securities classified as available for sale whose balances at December 31, 2018 included $666.6 million of investment securities that can readily be sold if necessary.

At December 31, 2018, the Company had outstanding commitments to originate and purchase loans held in portfolio totaling approximately $34.3 million while such commitments totaled $142.7 million at June 30, 2018.  As of those same dates, the Company’s pipeline of loans held for sale included $4.6 million and $10.8 million of loans in process, respectively, whose terms included interest rate locks to borrowers that were paired with a non-binding, best-efforts, commitment to sell the loan to a buyer at a fixed price and within a predetermined timeframe after the sale commitment is established.

Construction loans in process and unused lines of credit were $5.7 million and $77.1 million, respectively, at December 31, 2018 compared to $9.9 million and $71.6 million, respectively, at June 30, 2018. The Company is also subject to the contingent liabilities resulting from letters of credit whose outstanding balances totaled $1.1 million and $912,000 at December 31, 2018 and June 30, 2018, respectively.

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

As noted earlier, for the six months ended December 31, 2018, the balance of total deposits increased by $99.8 million to $4.17 billion from $4.07 billion at June 30, 2018.  The net increase in deposit balances reflected a $106.4 million increase in interest-bearing deposits offset by a $6.6 million decrease in non-interest-bearing deposits.  The increase in interest-bearing deposits included increases in the balance of savings and club accounts and certificates of deposit totaling $16.5 million and $283.5 million, respectively, which were partially offset by a decrease in the balance of interest-bearing checking accounts totaling $193.6 million. The decrease in the balance of interest-bearing checking accounts primarily reflected a $210.8 million decrease in the balance of wholesale money market deposits attributable to the scheduled maturity and termination of the Company’s participation in the Promontory IND program, as noted earlier.  The balance of certificates of deposit with maturities within one year increased to $1.55 billion at December 31, 2018 compared to $1.12 billion at June 30, 2018 with such balances representing 67.2% and 55.7% of total certificates of deposit at the close of each period, respectively.

Borrowings from the FHLB of New York and other sources are generally available to supplement the Company’s liquidity position and, to the extent that maturing deposits do not remain with the Company, management may replace such funds with borrowings.  As of December 31, 2018, the Company’s outstanding balance of FHLB advances, excluding fair value adjustments, totaled $1.30 billion.  Of these advances, $145.0 million represent long-term, fixed-rate advances maturing in 2023 that have terms enabling the FHLB to call the borrowing at their option prior to maturity. The remaining balance of long-term, fixed-rate advances included thirty-two term advances totaling $328.9 million with maturities ranging from fiscal 2019 to fiscal 2026 and one fixed-rate, amortizing advance maturing in fiscal 2021 with an outstanding balance of $304,000 at December 31, 2018.  Short-term FHLB advances at December 31, 2018 included $825.0 million of fixed-rate borrowings which have been effectively converted to longer duration funding sources through the use of interest rate derivatives.

The Company has the capacity to borrow additional funds from the FHLB, through a line of credit or by taking additional short-term or long-term advances including overnight borrowings. Such borrowings are an option available to management if funding needs change or to modify the effective duration of liabilities. As of December 31, 2018, the Bank’s borrowing potential at the FHLB of New York was $1.50 billion without pledging additional collateral. In addition to the FHLB advances, the Bank has other borrowings totaling $16.7 million at December 31, 2018 representing overnight “sweep account” balances linked to customer demand deposits.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of December 31, 2018, the Company and the Bank exceeded all capital requirements of federal banking regulators.

The following table sets forth the Bank’s capital position at December 31, 2018 and June 30, 2018, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At December 31, 2018
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$917,748	21.59%	$340,031	8.00%	$425,038	10.00%
Tier 1 capital (to risk-weighted assets)	884,222	20.80%	255,023	6.00%	340,031	8.00%
Common equity tier 1 capital (to risk-weighted assets)	884,222	20.80%	191,267	4.50%	276,275	6.50%
Tier 1 capital (to adjusted total assets)	884,222	13.60%	260,112	4.00%	325,140	5.00%

	At June 30, 2018
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$987,251	24.07%	$328,174	8.00%	$410,217	10.00%
Tier 1 capital (to risk-weighted assets)	956,386	23.31%	246,130	6.00%	328,174	8.00%
Common equity tier 1 capital (to risk-weighted assets)	956,386	23.31%	184,598	4.50%	266,641	6.50%
Tier 1 capital (to adjusted total assets)	956,386	15.10%	253,300	4.00%	316,625	5.00%

The following table sets forth the Company’s capital position at December 31, 2018 and June 30, 2018, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At December 31, 2018
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$991,240	23.24%	$341,268	8.00%
Tier 1 capital (to risk-weighted assets)	957,714	22.45%	255,951	6.00%
Common equity tier 1 capital (to risk-weighted assets)	957,714	22.45%	191,963	4.50%
Tier 1 capital (to adjusted total assets)	957,714	14.69%	260,757	4.00%

	At June 30, 2018
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$1,062,398	25.80%	$329,409	8.00%
Tier 1 capital (to risk-weighted assets)	1,031,533	25.05%	247,057	6.00%
Common equity tier 1 capital (to risk-weighted assets)	1,031,533	25.05%	185,293	4.50%
Tier 1 capital (to adjusted total assets)	1,031,533	16.24%	254,015	4.00%

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

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving the Bank’s facilities. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to extend credit to meet the financing needs of our customers. At December 31, 2018, we had no significant off-balance sheet commitments for capital expenditures.

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

Regarding the risk to our earnings, movements in interest rates significantly influence the amount of net interest income we recognize. Net interest income is the difference between the interest income recorded on our interest-earning assets, such as loans, securities and other interest-earning assets; and the interest expense recorded on our interest-bearing liabilities, such as interest-bearing deposits and borrowings.

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

Our liability-based funding sources totaled $5.48 billion at December 31, 2018 and comprised $3.17 billion of total deposits and $1.31 billion of total borrowings.  Total deposits as of that date included certificates of deposit totaling $2.30 billion representing 55.1% of total deposits and 41.9% of total funding.  The interest rates paid on the Company’s certificates of deposit are generally fixed until maturity at which time the customer has the option to re-price the certificate for a new interest rate and/or term to maturity.  Alternately, the customer may opt to transfer or close the account at maturity.  Given these considerations, the degree of sensitivity of the Company’s certificates of deposit is largely determined by the aggregate term to maturity characteristics of the underlying accounts.  In this regard, $1.55 billion, or 67.2%, of our certificates of deposit mature within one year with an additional $426.5 million, or 18.5%, of our certificates of deposit maturing after one year but within two years.  The remaining $327.9 million or 14.3% of certificates at December 31, 2018 have remaining terms to maturity exceeding two years.

The sensitivity of the Company’s certificates of deposit is also affected by the degree to which interest rates offered and paid on such accounts reflect movements in overall market interest rates.  The Company’s offering rates on certificates of deposit are generally correlated to current market interest rates for similar terms to maturity.  The degree of such correlation is reflected in the direction, timing and magnitude of changes in certificate of deposit offering rates by term in relation to those of comparable market interest rates.  A greater correlation between movements in certificate of deposit offering rates to movements in comparable duration market interest rates implies a greater degree of sensitivity, and vice versa.

In addition to certificates of deposit, the balance of deposits at December 31, 2018 also included non-maturity deposit balances totaling $1.87 billion representing 44.9% of total deposits and 34.2% of total funding.  Such balances included interest-bearing checking accounts and savings and club accounts totaling $807.4 million and $760.5 million, respectively, as well as non-interest-bearing checking account balances totaling $305.4 million at December 31, 2018.  Historically, the repricing characteristics of the Company’s interest-bearing, non-maturity accounts are generally correlated to movements in short-term market interest rates.  As above, the degree of such correlation is generally determined by the direction, timing and magnitude of changes in interest rates paid on non-maturity deposits in relation to those of short-term market interest rates.

Excluding fair value adjustments, the balance of FHLB advances totaled $1.30 billion at December 31, 2018 and comprised both short-term and long-term advances with fixed rates of interest. Short-term FHLB advances generally have original maturities of less than one year and may include overnight borrowings which the Bank typically utilizes to address short term funding needs as they arise. Short-term FHLB advances at December 31, 2018 include $825.0 million of 90-day FHLB term advances that are generally forecasted to be periodically redrawn at maturity for the same 90 day term as the original advance. Based on this presumption, the Bank has utilized interest rate derivatives to extend the effective duration of each of these advances at the time they were drawn thereby effectively fixing their cost for longer periods of time.  Given the effects of the interest rate derivatives, the effective fixed-rate, weighted average remaining term to maturity of the noted advances was approximately 2.7 years at December 31, 2018.

Long-term advances generally include advances with original maturities of greater than one year. At December 31, 2018, our outstanding balance of long-term FHLB advances totaled $474.2 million. Such advances included $145.0 million of fixed-rate, callable term advances and $328.9 million of fixed-rate, non-callable term advances as well as a $304,000 fixed-rate amortizing advance.  The weighted average remaining term to maturity of the Company’s long-term, fixed rate FHLB advances was approximately 3.8 years at December 31, 2018.  In addition to FHLB advances, the balance of borrowings at December 31, 2018 also included $16.7 million in overnight “sweep account” balances linked to customer demand deposits.

With respect to the maturity and re-pricing of our interest-earning assets, at December 31, 2018, $110.0 million, or 2.3% of our total loans, will reach their contractual maturity dates within one year with the remaining $4.70 billion, or 97.7% of total loans having remaining terms to contractual maturity in excess of one year. Of loans maturing after one year, $1.98 billion had fixed rates of interest while the remaining $2.72 billion had adjustable rates of interest, with such loans representing 41.1% and 56.6% of total loans, respectively.

At December 31, 2018, $11.4 million, or 0.9% of our total securities, will reach their contractual maturity dates within one year with the remaining $1.25 billion, or 99.1% of total securities, having remaining terms to contractual maturity in excess of one year. Of the latter category, $682.9 million comprising 54.0% of our total securities had fixed rates of interest while the remaining $570.7 million comprising 45.1% of our total securities had adjustable or floating rates of interest.

At December 31, 2018, mortgage-related assets, including mortgage loans and mortgage-backed securities, totaled $5.26 billion and comprised 78.5% of total assets. In addition to remaining term to maturity and interest rate type as discussed above, other factors contribute significantly to the level of interest rate risk associated with mortgage-related assets. In particular, the scheduled amortization of principal and the borrower’s option to prepay any or all of a mortgage loan’s principal balance, where applicable, have a significant effect on the average lives of such assets and, therefore, the interest rate risk associated with them. In general, the prepayment rate on lower yielding assets tends to slow as interest rates rise due to the reduced financial incentive for borrowers to refinance their loans. By contrast, the prepayment rate of higher yielding assets tends to accelerate as interest rates decline due to the increased financial incentive for borrowers to prepay or refinance their loans to comparatively lower interest rates.

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

We continue to execute various strategies to manage the risk to our net interest rate spread and margin arising from adverse changes in interest rates and the shape of the yield curve. Such strategies include deploying excess liquidity in higher yielding interest-earning assets, such as commercial loans and investment securities, while continuing to limit increases in our cost of interest-bearing liabilities while extending their duration through various deposit pricing strategies.  For example, we have extended the duration of our wholesale funding sources through cost effective use of interest rate derivatives that effectively converted short-term wholesale funding sources into longer-term, fixed-rate funding sources.

Notwithstanding these efforts, the risk of further net interest rate spread and margin compression is significant as the yield on our interest-earning assets reflects the lingering impact of greater declines in longer term market interest rates in prior years compared to the lesser concurrent reductions in shorter term market interest rates that affect the cost of our interest-bearing liabilities.  Moreover, our liability sensitivity may adversely affect net income in the future as market interest rates have risen from their prior historical lows and our cost of interest-bearing liabilities may continue to rise faster than our yield on interest-earning assets.  This risk to earnings could be exacerbated by the continued flattening of the yield curve through which recent increases in shorter term market interest rates have recently outpaced increases in longer term market interest rates.

As an interest rate risk management strategy, our business plan also calls for greater expansion into C&I and construction lending. Toward that end, we are seeking to expand our lending resources with experienced business lenders focused on the origination of floating-rate and shorter-term fixed-rate loans and the corresponding core deposit account balances typically associated with such relationships.  We have also developed an interest rate risk management strategy through which certain longer-duration, fixed-rate mortgage loan originations may be effectively converted into floating-rate assets through the use of derivative instruments.

We maintain an Asset/Liability Management (“ALM”) Program to address all matters relating to the management of interest rate risk and liquidity risk. The program is overseen by the Board of Directors through our Interest Rate Risk Management Committee comprising six members of the Board with our Chief Operating Officer, Chief Financial Officer, Treasurer/Chief Investment Officer and Chief Risk Officer participating as management’s liaison to the committee. The committee meets quarterly to address management of our assets and liabilities, including review of our liquidity and interest rate risk profiles, loan and deposit pricing and production volumes, investment and wholesale funding strategies, and a variety of other asset and liability management topics. The results of the committee’s quarterly review are reported to the full Board, which adjusts our ALM policies and strategies, as it considers necessary and appropriate.

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

Quantitative Analysis. The quantitative analysis regularly conducted by management measures interest rate risk from both a capital and earnings perspective. With regard to capital, our internal interest rate risk analysis calculates the sensitivity of our Economic Value of Equity (“EVE”) ratio to movements in interest rates. EVE represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities adjusted for the value of off-balance sheet contracts. The EVE ratio represents the dollar amount of our EVE divided by the present value of our total assets for a given interest rate scenario. In essence, EVE attempts to quantify our economic value using a discounted cash flow methodology while the EVE ratio reflects that value as a form of capital ratio. The degree to which the EVE ratio changes for any hypothetical interest rate scenario from its base case measurement is a reflection of an institution’s sensitivity to interest rate risk.
Our EVE ratio is first calculated in a base case scenario that assumes no change in interest rates as of the measurement date. The model then measures the change in the EVE ratio throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve up and down 100, 200 and 300 basis points with additional scenarios modeled where appropriate. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain “down rate” scenarios during periods of lower market interest rates. Our interest rate risk management policy establishes acceptable floors for the EVE ratio and caps for the maximum percentage change in the dollar amount of EVE throughout the scenarios modeled.  The relatively low level of interest rates prevalent at December 31, 2018 and June 30, 2018 precluded the modeling of certain decreasing rate scenarios as parallel downward shifts in the yield curve would have resulted in negative interest rates for several points along that curve as of those analysis dates.

The following tables present the results of our internal EVE analysis as of December 31, 2018 and June 30, 2018, respectively.

	December 31, 2018
	Economic Value of Equity ("EVE")			EVE as a % of Present Value of Assets
Change in Interest Rates	$ Amount of EVE	$ Change in EVE	% Change in EVE	EVE Ratio	Change in EVE Ratio
	(Dollars in Thousands)
+300 bps	812,457	(204,039)	(20)%	13.92%	(199)	bps
+200 bps	877,962	(138,534)	(14)%	14.61%	(130)	bps
+100 bps	955,765	(60,731)	(6)%	15.41%	(50)	bps
0 bps	1,016,496	-	-	15.91%	-
-100 bps	1,028,017	11,521	1%	15.70%	(21)	bps
-200 bps	997,844	(18,652)	(2)%	14.93%	(98)	bps

	June 30, 2018
	Economic Value of Equity ("EVE")			EVE as a % of Present Value of Assets
Change in Interest Rates	$ Amount of EVE	$ Change in EVE	% Change in EVE	EVE Ratio	Change in EVE Ratio
	(Dollars in Thousands)
+300 bps	912,671	(212,562)	(19)%	16.06%	(193)	bps
+200 bps	976,386	(148,847)	(13)%	16.67%	(132)	bps
+100 bps	1,056,154	(69,079)	(6)%	17.44%	(55)	bps
0 bps	1,125,233	-	-	17.99%	-
-100 bps	1,134,786	9,553	1%	17.67%	(32)	bps

As seen in the tables above, the dollar amount of EVE and the EVE ratios declined between comparative periods across all scenarios modeled while the sensitivity of those measures to movements in interest rates increased modestly.  The decrease in the dollar amount of EVE and the EVE ratios across all rate scenarios largely reflect the overall decrease in stockholders’ equity arising from the Company’s continued repurchases of its common stock during the three months ended December 31, 2018.  The noted increase in sensitivity of these EVE measures partly reflected the impact of reallocating the excess balance of cash and equivalents held at June 30, 2018 into comparatively longer duration commercial mortgage loans during the six months ended December 31, 2018.

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

Our internal interest rate risk analysis also includes an earnings-based component.  A quantitative, earnings-based approach to measuring interest rate risk is strongly encouraged by bank regulators as a complement to the EVE-based methodology.  There are no commonly accepted industry best practices that specify the manner in which earnings-based interest rate risk analysis should be performed with regard to certain key modeling variables. Such variables include, but are not limited to, those relating to rate scenarios (e.g., immediate and permanent rate shocks versus gradual rate change ramps, parallel versus nonparallel yield curve changes), measurement periods (e.g., one year versus two year, cumulative versus noncumulative), measurement criteria (e.g., net interest income versus net income) and balance sheet composition and allocation (static balance sheet, reflecting reinvestment of cash flows into like instruments, versus dynamic balance sheet, reflecting internal budget and planning assumptions).

The absence of a commonly shared, industry-standard set of analysis criteria and assumptions on which to base an earnings-based analysis could result in inconsistent or misinterpreted disclosure concerning an institution’s level of interest rate risk. Consequently, we limit the presentation of our earnings-based interest rate risk analysis to the scenarios presented in the table below.

Consistent with the EVE analysis above, such scenarios utilize immediate and permanent rate shocks that result in parallel shifts in the yield curve. For each scenario, projected net interest income (“NII”) is measured over a one year period utilizing a static balance sheet assumption through which incoming and outgoing asset and liability cash flows are reinvested into similar instruments. Product pricing and earning asset prepayment speeds are appropriately adjusted for each rate scenario.

As illustrated in the tables below, at both December 31, 2018 and June 30, 2018, the findings of our NII-based analysis are generally consistent with those of the EVE-based analysis discussed above with both sets of analyses reflecting a general increase in interest rate risk between comparative periods.  Notwithstanding this overall consistency, the exposure to interest rate risk assessed by the NII-based and EVE-based methodologies may differ in both magnitude and direction based on the comparative terms over which risk exposure is measured by those methodologies.  As noted earlier, EVE-based analysis generally takes a longer-term view of interest rate risk by measuring changes in the present value of cash flows of interest-earning assets and interest-bearing liabilities over their expected lives.  By contrast, the NII-based analysis presented below takes a comparatively shorter-term view of interest rate risk by measuring the forecasted changes in the net interest income generated by those interest-earning assets and interest-bearing liabilities over a one-year period.

The following tables present the results of our internal NII analysis as of December 31, 2018 and June 30, 2018, respectively.

			December 31, 2018
			Net Interest Income ("NII")
Change in Interest Rates	Balance Sheet Composition	Measurement Period	$ Amount of NII	$ Change in NII	% Change in NII
			(Dollars In Thousands)
+300 bps	Static	One Year	$144,920	$(11,929)	(7.61)%
+200 bps	Static	One Year	148,786	(8,063)	(5.14)
+100 bps	Static	One Year	153,462	(3,387)	(2.16)
0 bps	Static	One Year	156,849	-	-
-100 bps	Static	One Year	154,816	(2,033)	(1.30)
-200 bps	Static	One Year	150,155	(6,694)	(4.27)

			June 30, 2018
			Net Interest Income ("NII")
Change in Interest Rates	Balance Sheet Composition	Measurement Period	$ Amount of NII	$ Change in NII	% Change in NII
			(Dollars In Thousands)
+300 bps	Static	One Year	$151,420	$(6,540)	(4.14)%
+200 bps	Static	One Year	153,792	(4,168)	(2.64)
+100 bps	Static	One Year	156,617	(1,343)	(0.85)
0 bps	Static	One Year	157,960	-	-
-100 bps	Static	One Year	152,956	(5,004)	(3.17)

The relatively low level of interest rates prevalent at December 31, 2018 and June 30, 2018 precluded the modeling of certain decreasing rate scenarios normally used in the Company’s EVE and NII-based analyses as parallel downward shifts in the yield curve would have resulted in negative interest rates for several points along that curve as of those dates.

Notwithstanding the rate change scenarios presented in the EVE and NII-based analyses above, future interest rates and their effect on net portfolio value or net interest income are not predictable.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, prepayments and deposit run-offs and should not be relied upon as indicative of actual results.  Certain shortcomings are inherent in this type of computation.  Although certain assets and liabilities may have similar maturity or periods of re-pricing, they may react at different times and in different degrees to changes in market interest rates.  The interest rate on certain types of assets and liabilities, such as demand deposits and savings accounts, may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates.  Certain assets, such as adjustable-rate mortgages, generally have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayments and early withdrawal levels could deviate significantly from those assumed in making calculations set forth above.  Additionally, an increase in credit risk may result as the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

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

During the quarter ended December 31, 2018, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	Legal Proceedings

At December 31, 2018, neither the Company nor the Bank were involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

ITEM 1A.	Risk Factors

There have been no material changes to the Risk Factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2018, previously filed with the Securities and Exchange Commission.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The following table reports information regarding repurchases of the Company’s common stock during the quarter ended December 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2018	1,421,950	$13.44	1,421,950	4,163,547
November 1-30, 2018	1,264,529	$13.16	1,264,529	2,899,018
December 1-31, 2018	1,141,446	$12.64	1,141,446	1,757,572

Total	3,827,925	$13.11	3,827,925	1,757,572

(1)	On April 27, 2018, the Company announced the authorization of a third stock repurchase plan for up to 10,238,557 shares or 10% of shares then outstanding. This plan has no expiration date.
ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

The following Exhibits are filed as part of this report:

3.1	Articles of Incorporation of Kearny Financial Corp. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-198602), originally filed on September 5, 2014)
3.2	Bylaws of Kearny Financial Corp. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-198602), originally filed on September 5, 2014)
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
101

The following materials from the Company’s Form 10-Q for the quarter ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

KEARNY FINANCIAL CORP.

Date: February 8, 2019	By:	/s/ Craig L. Montanaro
Craig L. Montanaro
President and Chief Executive Officer
(Duly authorized officer and Principal Executive Officer)

Date: February 8, 2019	By:	/s/ Keith Suchodolski
Keith Suchodolski
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)