Form 10-Q
period 2019-03-31
Kearny Financial Corp.
filed 2019-05-09
CIK 1617242

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 3, 2019.

$0.01 par value common stock — 90,541,977 shares outstanding

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	KRNY	The NASDAQ Stock Market LLC

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Share and Per Share Data)

	March 31,	June 30,
	2019	2018
	(Unaudited)
Assets
Cash and amounts due from depository institutions	$15,943	$26,199
Interest-bearing deposits in other banks	38,217	102,665
Cash and cash equivalents	54,160	128,864
Investment securities available for sale, at fair value	726,920	725,085
Investment securities held to maturity (fair value $592,814 and $579,499, respectively)	592,199	589,730
Loans held-for-sale	997	863
Loans receivable, including unaccreted yield adjustments of $(55,712) and $(66,567), respectively	4,659,804	4,501,348
Less: allowance for loan losses	(33,105)	(30,865)
Net loans receivable	4,626,699	4,470,483
Premises and equipment	58,274	56,240
Federal Home Loan Bank ("FHLB") of New York stock	64,288	59,004
Accrued interest receivable	20,326	18,510
Goodwill	210,895	210,895
Core deposit intangibles	5,470	6,295
Bank owned life insurance	254,569	249,816
Deferred income tax assets, net	24,182	23,754
Other real estate owned	209	725
Other assets	19,563	39,610
Total Assets	$6,658,751	$6,579,874

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest-bearing	$303,713	$311,938
Interest-bearing	3,833,860	3,761,666
Total deposits	4,137,573	4,073,604
Borrowings	1,326,216	1,198,646
Advance payments by borrowers for taxes	17,208	18,088
Other liabilities	19,643	20,788
Total Liabilities	5,500,640	5,311,126

Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 800,000,000 shares authorized; 91,495,132 shares and 99,626,400 shares issued and outstanding, respectively	915	996
Paid-in capital	817,675	922,711
Retained earnings	363,072	359,096
Unearned employee stock ownership plan shares; 3,211,161 shares and 3,361,684 shares, respectively	(31,130)	(32,590)
Accumulated other comprehensive income	7,579	18,535
Total Stockholders' Equity	1,158,111	1,268,748
Total Liabilities and Stockholders' Equity	$6,658,751	$6,579,874

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Interest Income
Loans	$48,116	$30,728	$144,568	$91,811
Taxable investment securities	9,511	6,450	27,441	18,383
Tax-exempt investment securities	710	652	2,139	1,914
Other interest-earning assets	1,320	715	3,737	2,061
Total Interest Income	59,657	38,545	177,885	114,169

Interest Expense
Deposits	14,114	7,026	37,380	19,894
Borrowings	6,905	4,462	22,338	13,573
Total Interest Expense	21,019	11,488	59,718	33,467
Net Interest Income	38,638	27,057	118,167	80,702
(Reversal of) provision for loan losses	(179)	423	2,892	1,989
Net Interest Income after (Reversal of) Provision for Loan Losses	38,817	26,634	115,275	78,713

Non-Interest Income
Fees and service charges	1,674	1,537	4,105	4,207
Loss on sale and call of securities	(182)	(1)	(182)	(1)
Gain on sale of loans	151	346	384	877
(Loss) gain on sale and write down of other real estate owned	(6)	7	(20)	(79)
Income from bank owned life insurance	1,560	1,227	4,753	3,758
Electronic banking fees and charges	253	243	780	823
Miscellaneous	226	189	347	320
Total Non-Interest Income	3,676	3,548	10,167	9,905

Non-Interest Expense
Salaries and employee benefits	15,350	12,814	46,691	38,458
Net occupancy expense of premises	2,979	2,359	8,476	6,462
Equipment and systems	3,053	2,323	9,356	6,706
Advertising and marketing	739	745	2,103	2,203
Federal deposit insurance premium	455	350	1,341	1,053
Directors' compensation	770	689	2,274	2,066
Merger-related expenses	-	401	-	1,594
Miscellaneous	3,425	2,862	10,257	8,051
Total Non-Interest Expense	26,771	22,543	80,498	66,593
Income before Income Taxes	15,722	7,639	44,944	22,025
Income tax expense	4,305	2,262	11,613	10,147
Net Income	$11,417	$5,377	$33,331	$11,878

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Net Income per Common Share (EPS)
Basic	$0.13	$0.07	$0.36	$0.15
Diluted	$0.13	$0.07	$0.36	$0.15
Weighted Average Number of Common Shares Outstanding
Basic	89,488	75,492	92,370	77,452
Diluted	89,532	75,539	92,419	77,510

Dividends Declared Per Common Share	$0.06	$0.03	$0.31	$0.21

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Net Income	$11,417	$5,377	$33,331	$11,878
Other Comprehensive (Loss) Income, net of tax:
Net unrealized gain (loss) on securities available for sale	3,637	(1,510)	1,121	(1,569)
Amortization of net unrealized loss on securities available for sale transferred to held to maturity	38	23	168	84
Net realized loss on securities available for sale	128	-	128	-
Fair value adjustments on derivatives	(5,034)	8,859	(12,366)	14,262
Benefit plan adjustments	8	9	(7)	(28)
Total Other Comprehensive (Loss) Income	(1,223)	7,381	(10,956)	12,749
Total Comprehensive Income	$10,194	$12,758	$22,375	$24,627

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three and Nine Months Ended March 31, 2018

(In Thousands, Unaudited)

	Common Stock		Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Income	Total
Balance - December 31, 2017	79,527	$795	$662,093	$353,536	$(33,563)	$6,412	$989,273

Net income	-	-	-	5,377	-	-	5,377
Other comprehensive income, net of income tax expense	-	-	-	-	-	7,381	7,381
ESOP shares committed to be released (50 shares)	-	-	189	-	487	.	676
Stock option expense	-	-	505	-	-	-	505
Share repurchases	(759)	(7)	(10,813)	-	-	-	(10,820)
Restricted stock plan shares earned (71 shares)	-	-	1,071	-	-	-	1,071
Cancellation of shares issued for restricted stock awards	(3)	-	-	-	-	-	-
Reclassification of stranded tax effects from Accumulated Other Comprehensive Income	-	-	-	(1,381)	-	1,381	-
Cash dividends declared ($0.03 per common share)	-	-	-	(2,262)	-	-	(2,262)

Balance - March 31, 2018	78,765	$788	$653,045	$355,270	$(33,076)	$15,174	$991,201

	Common Stock		Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Income	Total
Balance - June 30, 2017	84,351	$844	$728,790	$361,039	$(34,536)	$1,044	$1,057,181

Net income	-	-	-	11,878	-	-	11,878
Other comprehensive income, net of income tax expense	-	-	-	-	-	12,749	12,749
ESOP shares committed to be released (150 shares)	-	-	692	-	1,460	-	2,152
Stock option exercise	10	-	102	-	-	-	102
Stock option expense	-	-	1,550	-	-	-	1,550
Share repurchases	(5,506)	(55)	(80,079)	-	-	-	(80,134)
Restricted stock plan shares earned (217 shares)	-	-	3,267	-	-	-	3,267
Cancellation of shares issued for restricted stock awards	(90)	(1)	(1,277)	-	-	-	(1,278)
Reclassification of stranded tax effects from Accumulated Other Comprehensive Income	-	-	-	(1,381)	-	1,381	-
Cash dividends declared ($0.21 per common share)	-	-	-	(16,266)	-	-	(16,266)

Balance - March 31, 2018	78,765	$788	$653,045	$355,270	$(33,076)	$15,174	$991,201

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2019

(In Thousands, Unaudited)

	Common Stock		Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Income	Total
Balance - December 31, 2018	93,772	$938	$848,145	$356,993	$(31,617)	$8,802	$1,183,261

Net income	-	-	-	11,417	-	-	11,417
Other comprehensive loss, net of income tax benefit	-	-	-	-	-	(1,223)	(1,223)
ESOP shares committed to be released (50 shares)	-	-	161	-	487	-	648
Stock option exercise	21	-	152	-	-	-	152
Stock option expense	-	-	538	-	-	-	538
Share repurchases	(2,446)	(24)	(32,364)	-	-	-	(32,388)
Issuance of shares for stock benefit plans	148	1	(1)	-	-	-	-
Restricted stock plan shares earned (71 shares)	-	-	1,044	-	-	-	1,044
Cash dividends declared ($0.06 per common share)	-	-	-	(5,338)	-	-	(5,338)

Balance - March 31, 2019	91,495	$915	$817,675	$363,072	$(31,130)	$7,579	$1,158,111

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended March 31, 2019

(In Thousands, Unaudited)

	Common Stock		Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Income	Total
Balance - June 30, 2018	99,626	$996	$922,711	$359,096	$(32,590)	$18,535	1,268,748

Cumulative effect of change in accounting principle for the adoption of ASU 2017-08	-	-	-	(531)	-	-	(531)
Balance - July 1, 2018, as adjusted for change in accounting principle	99,626	996	922,711	358,565	(32,590)	18,535	1,268,217
Net income	-	-	-	33,331	-	-	33,331
Other comprehensive loss, net of income tax benefit	-	-	-	-	-	(10,956)	(10,956)
ESOP shares committed to be released (150 shares)	-	-	527	-	1,460	-	1,987
Stock option exercise	21	-	152	-	-	-	152
Stock option expense	-	-	1,533	-	-	-	1,533
Share repurchases	(8,231)	(81)	(109,416)	-	-	-	(109,497)
Issuance of shares under stock benefit plans	233	2	(2)	-	-	-	-
Restricted stock plan shares earned (213 shares)	-	-	3,112	-	-	-	3,112
Cancellation of shares issued for restricted stock awards	(154)	(2)	(942)	-	-	-	(944)
Cash dividends declared ($0.31 per common share)	-	-	-	(28,824)	-	-	(28,824)

Balance - March 31, 2019	91,495	$915	$817,675	$363,072	$(31,130)	$7,579	$1,158,111

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Unaudited)

	Nine Months Ended
	March 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$33,331	$11,878
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	3,190	2,247
Net (accretion) amortization of premiums, discounts and loan fees and costs	(8,479)	3,379
Deferred income taxes and valuation allowance	3,698	4,885
Amortization of intangible assets	825	86
Accretion of benefit plans’ unrecognized net gain	(25)	(50)
Provision for loan losses	2,892	1,989
Loss on write-down and sales of other real estate owned	20	79
Loans originated for sale	(33,716)	(63,291)
Proceeds from sale of mortgage loans held-for-sale	33,911	66,221
Gain on sale of mortgage loans held-for-sale, net	(328)	(615)
Realized loss on sale of investment securities available for sale	182	-
Realized loss on call of investment securities held to maturity	-	1
Proceeds from sale of SBA loans	922	3,064
Realized gain on sale of SBA loans	(56)	(262)
Realized loss on disposition of premises and equipment	17	10
Increase in cash surrender value of bank owned life insurance	(4,753)	(3,758)
ESOP, stock option plan and restricted stock plan expenses	6,632	6,969
Increase in interest receivable	(1,816)	(1,433)
Decrease in other assets	3,134	968
Increase in interest payable	3,574	571
Decrease in other liabilities	(4,132)	(2,703)
Net Cash Provided by Operating Activities	39,023	30,235

Cash Flows from Investing Activities:
Purchases of:
Investment securities available for sale	(113,686)	(132,315)
Investment securities held to maturity	(55,247)	(41,897)
Proceeds from:
Repayments/calls/maturities of investment securities available for sale	60,377	58,890
Repayments/calls/maturities of investment securities held to maturity	52,286	74,662
Sales of investment securities available for sale	51,989	-
Purchase of loans	(63,305)	(49,825)
Net increase in loans receivable	(87,023)	(62,418)
Proceeds from sale of real estate owned	496	1,897
Additions to premises and equipment	(5,349)	(5,529)
Proceeds from cash settlement of premises and equipment	108	-
Purchase of FHLB stock	(10,215)	(6,750)
Redemption of FHLB stock	4,931	7,596
Net Cash Used in Investing Activities	$(164,638)	$(155,689)

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands, Unaudited)

	Nine Months Ended
	March 31,
	2019	2018
Cash Flows from Financing Activities:
Net increase in deposits	65,640	137,356
Repayment of term FHLB advances	(2,309,586)	(1,875,081)
Proceeds from term FHLB advances	2,427,000	1,875,000
Net increase in other short-term borrowings	8,430	45,852
Net (decrease) increase in advance payments by borrowers for taxes	(880)	258
Repurchase and cancellation of common stock of Kearny Financial Corp.	(109,497)	(80,134)
Cancellation of shares repurchased on vesting to pay taxes	(944)	(1,278)
Exercise of stock options	152	102
Dividends paid	(29,404)	(16,575)
Net Cash Provided by Financing Activities	50,911	85,500
Net Decrease in Cash and Cash Equivalents	(74,704)	(39,954)
Cash and Cash Equivalents - Beginning	128,864	78,237
Cash and Cash Equivalents - Ending	$54,160	$38,283

Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Income taxes, net of refunds	$4,633	$6,173
Interest	$56,144	$32,897

Non-cash investing and financing activities:
Acquisition of other real estate owned in settlement of loans	$-	$1,437

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

2.     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, income, comprehensive income, changes in stockholders’ equity and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the unaudited consolidated financial statements have been included. The results of operations for the three-month and nine-month periods ended March 31, 2019 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended			Nine Months Ended
	March 31, 2019			March 31, 2019
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)			(In Thousands, Except Per Share Data)

Net income	$11,417			$33,331
Basic earnings per share, income available to common stockholders	$11,417	89,488	$0.13	$33,331	92,370	$0.36
Effect of dilutive securities:
Stock options		44			49
	$11,417	89,532	$0.13	$33,331	92,419	$0.36

	Three Months Ended			Nine Months Ended
	March 31, 2018			March 31, 2018
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)			(In Thousands, Except Per Share Data)

Net income	$5,377			$11,878
Basic earnings per share, income available to common stockholders	$5,377	75,492	$0.07	$11,878	77,452	$0.15
Effect of dilutive securities:
Stock options		47			58
	$5,377	75,539	$0.07	$11,878	77,510	$0.15

Stock options for 3,299,000 and 3,290,000 shares of common stock were not considered in computing diluted earnings per share at March 31, 2019 and March 31, 2018, respectively, because they were considered anti-dilutive.

4.     SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of March 31, 2019, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date this document was filed.

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

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible were recorded at their fair values as of April 2, 2018 based on management’s best estimate using the information available as of the merger date.  The application of the acquisition method of accounting resulted in the recognition of goodwill of $102.3 million and a core deposit intangible of $6.4 million.  Accounting guidance provides that an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period, which runs through April 2, 2019, in the measurement period in which the adjustment amounts are determined.  The acquirer must record in the financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the changes to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. During the quarter ended March 31, 2019, the Company completed all tax returns related to the operation of the combined entities through June 30, 2018 and determined that there were no material adjustments to the balance of income taxes or goodwill associated with the Clifton acquisition.

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

The unaudited supplemental pro forma information for the three and nine months ended March 31, 2018 set forth below reflects adjustments related to (a) purchase accounting fair value adjustments; (b) amortization of core deposit and other intangibles; and (c) adjustments to interest income and expense due to amortization of premiums and accretion of discounts.

	Three Months Ended	Nine Months Ended
	March 31,	March 31,
	2018	2018
	(In Thousands)
Unaudited Supplemental Pro Forma Information:
Net interest income	$39,237	$116,817
Non-interest income	3,986	11,878
Non-interest expense	27,902	81,811
Net income available to common stockholders	10,745	25,581

6.     RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, Leases (Topic 842), which requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date for leases classified as operating leases as well as finance leases. The update also requires new quantitative disclosures related to leases in the Company’s Consolidated Financial Statements. There are practical expedients in this update that relate to leases that commenced before the effective date, initial direct costs and the use of hindsight to extend or terminate a lease or purchase the leased asset. Lessor accounting remains largely unchanged under the new guidance. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842) - Land Easement Practical Expedient for Transition to Topic 842, which provides an optional practical expedient to not evaluate land easements which were existing or expired before the adoption of Topic 842 that were not accounted for as leases under Topic 840. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842) – Targeted Improvements, which provides an optional transition method under which comparative periods presented in the financial statements will continue to be in accordance with current Topic 840, Leases, and a practical expedient to not separate non-lease components from the associated lease component. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period. In the evaluation of this guidance, the Company has identified various contracts that are deemed to be in scope. The Company expects to record a right of use asset and lease liability as of July 1, 2019.  The Company has selected a software model to assist in the implementation of this ASU; however, no conclusions have yet been reached regarding the potential impact on adoption on the Company’s consolidated financial statements and regulatory capital and risk-weighted assets. The Company does not expect the adoption of this ASU to have a material impact on its results of operations.

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

7.     SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains and losses and fair values of debt and mortgage-backed securities available for sale at March 31, 2019 and June 30, 2018 and stratification by contractual maturity of debt securities available for sale at March 31, 2019 are presented below:

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. agency securities	$3,765	$-	$28	$3,737
Obligations of state and political subdivisions	26,634	134	37	26,731
Asset-backed securities	178,830	1,583	268	180,145
Collateralized loan obligations	209,530	-	1,624	207,906
Corporate bonds	122,928	28	1,359	121,597
Trust preferred securities	3,967	-	192	3,775
Total debt securities	545,654	1,745	3,508	543,891

Mortgage-backed securities:
Collateralized mortgage obligations	22,242	-	582	21,660
Residential pass-through securities	71,663	43	1,193	70,513
Commercial pass-through securities	90,047	809	-	90,856
Total mortgage-backed securities	183,952	852	1,775	183,029

Total securities available for sale	$729,606	$2,597	$5,283	$726,920

	March 31, 2019
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities available for sale:
Due in one year or less	$514	$514
Due after one year through five years	128,615	127,321
Due after five years through ten years	45,734	45,577
Due after ten years	370,791	370,479
Total	$545,654	$543,891

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available for sale:
Debt securities:
U.S. agency securities	$4,474	$-	$63	$4,411
Obligations of state and political subdivisions	26,793	4	709	26,088
Asset-backed securities	179,959	2,795	134	182,620
Collateralized loan obligations	226,881	99	914	226,066
Corporate bonds	147,925	463	794	147,594
Trust preferred securities	3,967	-	184	3,783
Total debt securities	589,999	3,361	2,798	590,562

Mortgage-backed securities:
Collateralized mortgage obligations	25,651	-	1,359	24,292
Residential pass-through securities	105,810	43	3,494	102,359
Commercial pass-through securities	7,946	-	74	7,872
Total mortgage-backed securities	139,407	43	4,927	134,523

Total securities available for sale	$729,406	$3,404	$7,725	$725,085

Sales of securities available for sale were as follows for the periods presented below:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
	(In Thousands)
Available for sale securities sold:
Proceeds from sales of securities	$51,989	$-	$51,989	$-

Gross realized gains	$190	$-	$190	$-
Gross realized losses	(372)	-	(372)	-
Net loss on sales of securities	$(182)	$-	$(182)	$-

Securities available for sale pledged for borrowings at the FHLB and other institutions, and securities pledged for public funds and other purposes, were as follows as of the dates presented below:

	March 31,	June 30,
	2019	2018
	(In Thousands)
Available for sale securities pledged:
Pledged for borrowings at the FHLB of New York	$24,357	$42,591
Pledged to secure public funds on deposit	-	6,226
Pledged for potential borrowings at the Federal Reserve Bank of New York	43,341	43,049
Pledged for collateral for depositor sweep accounts	11,255	12,784
Total available for sale securities pledged	$78,953	$104,650

8.     SECURITIES HELD TO MATURITY

The amortized cost, gross unrecognized gains and losses and fair values of debt and mortgage-backed securities held to maturity at March 31, 2019 and June 30, 2018 and stratification by contractual maturity of debt securities held to maturity at March 31, 2019 are presented below:

	March 31, 2019
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Investment securities held to maturity:
Debt securities:
Obligations of state and political subdivisions	$107,375	$906	$180	$108,101
Subordinated debt	63,107	152	191	63,068
Total debt securities	170,482	1,058	371	171,169

Mortgage-backed securities:
Collateralized mortgage obligations	49,368	158	298	49,228
Residential pass-through securities	174,338	848	1,625	173,561
Commercial pass-through securities	198,011	1,030	185	198,856
Total mortgage-backed securities	421,717	2,036	2,108	421,645

Total securities held to maturity	$592,199	$3,094	$2,479	$592,814

	March 31, 2019
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities held to maturity:
Due in one year or less	$9,692	$9,675
Due after one year through five years	31,293	31,286
Due after five years through ten years	126,502	127,160
Due after ten years	2,995	3,048
Total	$170,482	$171,169

	June 30, 2018
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Securities held to maturity:
Debt securities:
Obligations of state and political subdivisions	$109,483	$79	$1,865	$107,697
Subordinated debt	46,294	37	284	46,047
Total debt securities	155,777	116	2,149	153,744

Mortgage-backed securities:
Collateralized mortgage obligations:	56,886	6	1,348	55,544
Residential pass-through securities:	200,622	19	4,005	196,636
Commercial pass-through securities:	176,445	-	2,870	173,575
Total mortgage-backed securities	433,953	25	8,223	425,755

Total securities held to maturity	$589,730	$141	$10,372	$579,499

There were no sales of securities held to maturity during the three and nine months ended March 31, 2019 and March 31, 2018.

Securities held to maturity pledged for borrowings at the FHLB and other institutions, and securities pledged for public funds and other purposes, were as follows as of the dates presented below:

	March 31,	June 30,
	2019	2018
	(In Thousands)
Held to maturity securities pledged:
Pledged for borrowings at the FHLB of New York	$135,046	$142,646
Pledged to secure public funds on deposit	7,071	7,604
Pledged for potential borrowings at the Federal Reserve Bank of New York	104,744	107,520
Pledged for collateral for depositor sweep accounts	27,811	25,976
Total held to maturity securities pledged	$274,672	$283,746

9.     IMPAIRMENT OF SECURITIES

The following two tables summarize the fair values, gross unrealized and unrecognized losses and the number of securities impaired within the available for sale and held to maturity portfolios at March 31, 2019 and June 30, 2018. The gross unrealized and unrecognized losses, presented by security type, represent temporary impairments of value within each portfolio as of the dates presented. Temporary impairments within the available for sale portfolio have been recognized through other comprehensive loss as reductions in stockholders’ equity on a tax-effected basis.

The tables are followed by a discussion that summarizes the Company’s rationale for recognizing impairments, where applicable, as temporary versus those identified as other-than-temporary. Such rationale is presented by investment type and generally applies consistently to both the available for sale and held to maturity portfolios, except where specifically noted.

	March 31, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale:
U.S. agency securities	$-	$-	$3,737	$28	8	$3,737	$28
Obligations of state and political subdivisions	-	-	6,583	37	15	6,583	37
Asset-backed securities	35,733	242	14,682	26	6	50,415	268
Collateralized loan obligations	153,332	1,047	54,574	577	20	207,906	1,624
Corporate bonds	67,193	801	44,421	558	12	111,614	1,359
Trust preferred securities	-	-	2,775	192	2	2,775	192
Collateralized mortgage obligations	-	-	21,660	582	6	21,660	582
Residential pass-through securities	-	-	67,566	1,193	13	67,566	1,193

Total	$256,258	$2,090	$215,998	$3,193	82	$472,256	$5,283

	June 30, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale:
U.S. agency securities	$2,579	$43	$1,832	$20	9	$4,411	$63
Obligations of state and political subdivisions	24,443	672	540	37	65	24,983	709
Asset-backed securities	-	-	24,728	134	3	24,728	134
Collateralized loan obligations	189,258	914	-	-	19	189,258	914
Corporate bonds	5,035	4	64,184	790	6	69,219	794
Trust preferred securities	-	-	2,783	184	2	2,783	184
Collateralized mortgage obligations	4,635	135	19,658	1,224	7	24,293	1,359
Residential pass-through securities	63,889	1,921	26,697	1,573	19	90,586	3,494
Commercial pass-through securities	3,890	66	3,982	8	2	7,872	74

Total	$293,729	$3,755	$144,404	$3,970	132	$438,133	$7,725

	March 31, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Number of Securities	Fair Value	Unrecognized Losses
	(Dollars in Thousands)
Securities Held to Maturity:
Obligations of state and political subdivisions	$2,235	$3	$35,556	$177	79	$37,791	$180
Subordinated debt	20,212	182	4,991	9	6	25,203	191
Collateralized mortgage obligations	-	-	10,088	298	6	10,088	298
Residential pass-through securities	283	1	101,874	1,624	86	102,157	1,625
Commercial pass-through securities	-	-	43,401	185	8	43,401	185

Total	$22,730	$186	$195,910	$2,293	185	$218,640	$2,479

	June 30, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Number of Securities	Fair Value	Unrecognized Losses
	(Dollars in Thousands)
Securities Held to Maturity:
Obligations of state and political subdivisions	$86,678	$1,662	$3,151	$203	190	$89,829	$1,865
Subordinated debt	41,010	284	-	-	7	41,010	284
Collateralized mortgage obligations	42,712	753	12,730	595	8	55,442	1,348
Residential pass-through securities	133,859	2,258	61,760	1,747	131	195,619	4,005
Commercial pass-through securities	172,382	2,867	1,191	3	35	173,573	2,870

Total	$476,641	$7,824	$78,832	$2,548	371	$555,473	$10,372

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

The Company has the stated ability and intent to hold until forecasted recovery those securities so designated at March 31, 2019 and does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely.  In light of the factors noted above, the Company does not consider its balance of securities with unrealized and unrecognized losses at March 31, 2019 and June 30, 2018, to be other-than-temporarily impaired as of those dates.

10.     LOANS RECEIVABLE

The following table sets forth the composition of the Company’s loan portfolio at March 31, 2019 and June 30, 2018:

	March 31,	June 30,
	2019	2018
	(In Thousands)
Real estate mortgage:
One- to four-family residential	$1,325,105	$1,297,453
Commercial mortgage:
Multi-family	1,956,571	1,758,584
Nonresidential	1,249,215	1,302,961
Total commercial mortgage	3,205,786	3,061,545

Total real estate mortgage	4,530,891	4,358,998

Construction	14,377	23,271

Commercial business	66,476	85,825

Consumer:
Home equity loans and lines of credit	97,788	90,761
Passbook or certificate	3,360	3,283
Other	2,624	5,777
Total consumer	103,772	99,821

Total loans	4,715,516	4,567,915

Unamortized yield adjustments including net premiums and discounts on purchased and acquired loans and net deferred fees and costs on loans originated	(55,712)	(66,567)

Total loans receivable, net of yield adjustments	$4,659,804	$4,501,348

11.     LOAN QUALITY AND ALLOWANCE FOR LOAN LOSSES

Residential Mortgage Loans in Foreclosure. We may obtain physical possession of one- to four-family real estate collateralizing a residential mortgage loan via foreclosure or through an in-substance repossession. As of March 31, 2019, we held one single-family property in other real estate owned with an aggregate carrying value of $209,000 that were acquired through foreclosures on residential mortgage loans.  As of that same date, we held 17 residential mortgage loans with aggregate carrying values totaling $3.2 million which were in the process of foreclosure.  By comparison, as of June 30, 2018, we held four single-family properties in other real estate owned with an aggregate carrying value of $725,000 that were acquired through foreclosures on residential mortgage loans.  As of that same date, we held 14 residential mortgage loans with aggregate carrying values totaling $2.3 million which were in the process of foreclosure.

Loan Quality. The following tables present the balance of the allowance for loan losses at March 31, 2019 and June 30, 2018 based upon the calculation methodology as described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018. The tables identify the valuation allowances attributable to specifically identified impairments on individually evaluated loans, including those acquired with deteriorated credit quality, as well as valuation allowances for impairments on loans evaluated collectively. The tables include the underlying balance of loans receivable applicable to each category as of those dates as well as the activity in the allowance for loan losses for the three and nine months ended March 31, 2019 and March 31, 2018. Unless otherwise noted, the balance of loans reported in the tables below excludes yield adjustments and the allowance for loan loss.

Allowance for Loan Losses
At March 31, 2019

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of allowance for loan losses:
Loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Loans individually evaluated for impairment	36	-	-	-	282	-	-	318
Loans collectively evaluated for impairment	3,079	17,012	9,575	149	2,282	489	201	32,787

Total allowance for loan losses	$3,115	$17,012	$9,575	$149	$2,564	$489	$201	$33,105

Balance of Loans Receivable
At March 31, 2019

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of loans receivable:

Loans acquired with deteriorated credit quality	$90	$-	$-	$-	$250	$-	$-	$340
Loans individually evaluated for impairment	13,446	81	8,956	-	1,625	1,525	-	25,633
Loans collectively evaluated for impairment	1,311,569	1,956,490	1,240,259	14,377	64,601	96,263	5,984	4,689,543

Total loans	$1,325,105	$1,956,571	$1,249,215	$14,377	$66,476	$97,788	$5,984	$4,715,516
Unaccreted yield adjustments								(55,712)
Loans receivable, net of yield adjustments								$4,659,804

Allowance for Loan Losses
At June 30, 2018

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of allowance for loan losses:

Loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Loans individually evaluated for impairment	79	-	-	-	227	-	-	306
Loans collectively evaluated for impairment	2,400	14,946	9,787	258	2,325	430	413	30,559

Total allowance for loan losses	$2,479	$14,946	$9,787	$258	$2,552	$430	$413	$30,865

Balance of Loans Receivable
At June 30, 2018

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of loans receivable:

Loans acquired with deteriorated credit quality	$99	$-	$-	$-	$269	$-	$-	368
Loans individually evaluated for impairment	11,931	116	5,344	-	3,921	1,601	-	22,913
Loans collectively evaluated for impairment	1,285,423	1,758,468	1,297,617	23,271	81,635	89,160	9,060	4,544,634

Total loans	$1,297,453	$1,758,584	$1,302,961	$23,271	$85,825	$90,761	$9,060	$4,567,915
Unaccreted yield adjustments								(66,567)
Loans receivable, net of yield adjustments								$4,501,348

Allowance for Loan Losses
Three Months Ended March 31, 2019

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the three months ended March 31, 2019:

At December 31, 2018:	$2,977	$17,095	$9,918	$305	$2,514	$464	$253	$33,526

Total charge offs	-	-	-	-	(184)	-	(76)	(260)
Total recoveries	-	-	-	-	-	-	18	18
Total provisions	138	(83)	(343)	(156)	234	25	6	(179)

Total allowance for loan losses	$3,115	$17,012	$9,575	$149	$2,564	$489	$201	$33,105

Allowance for Loan Losses
Nine Months Ended March 31, 2019

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the nine months ended March 31, 2019:

At June 30, 2018:	$2,479	$14,946	$9,787	$258	$2,552	$430	$413	$30,865

Total charge offs	(83)	-	(54)	-	(369)	-	(215)	(721)
Total recoveries	-	-	2	-	-	-	67	69
Total provisions	719	2,066	(160)	(109)	381	59	(64)	2,892

Total allowance for loan losses	$3,115	$17,012	$9,575	$149	$2,564	$489	$201	$33,105

Allowance for Loan Losses
Three Months Ended March 31, 2018

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the three months ended March 31, 2018:

At December 31, 2017:	$2,440	$13,909	$9,665	$246	$2,706	$457	$643	$30,066

Total charge offs	(61)	-	(7)	-	(89)	(1)	(167)	(325)
Total recoveries	-	-	-	-	55	-	29	84
Total provisions	75	101	227	7	14	(23)	22	423

Total allowance for loan losses	$2,454	$14,010	$9,885	$253	$2,686	$433	$527	$30,248

Allowance for Loan Losses
Nine Months Ended March 31, 2018

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the nine months ended March 31, 2018:

At June 30, 2017:	$2,384	$13,941	$9,939	$35	$1,709	$501	$777	$29,286

Total charge offs	(471)	-	(45)	-	(95)	(1)	(727)	(1,339)
Total recoveries	77	-	-	-	89	65	81	312
Total provisions	464	69	(9)	218	983	(132)	396	1,989

Total allowance for loan losses	$2,454	$14,010	$9,885	$253	$2,686	$433	$527	$30,248

The following tables present key indicators of credit quality regarding the Company’s loan portfolio based upon loan classification and contractual payment status at March 31, 2019 and June 30, 2018 based upon the methodology for identifying and reporting such loans as described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Credit-Rating Classification of Loans Receivable
At March 31, 2019

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Non-classified	$1,309,368	$1,955,366	$1,239,718	$14,377	$59,966	$96,171	$5,939	$4,680,905
Classified:
Special Mention	482	1,124	-	-	3,880	28	20	5,534
Substandard	15,255	81	9,497	-	2,630	1,589	25	29,077
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total classified loans	15,737	1,205	9,497	-	6,510	1,617	45	34,611

Total loans	$1,325,105	$1,956,571	$1,249,215	$14,377	$66,476	$97,788	$5,984	$4,715,516

Credit-Rating Classification of Loans Receivable
At June 30, 2018

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Non-classified	$1,283,040	$1,758,468	$1,295,076	$23,271	$80,947	$88,831	$8,937	$4,538,570
Classified:
Special Mention	493	-	-	-	13	25	61	592
Substandard	13,920	116	7,885	-	4,865	1,905	61	28,752
Doubtful	-	-	-	-	-	-	1	1
Loss	-	-	-	-	-	-	-	-
Total classified loans	14,413	116	7,885	-	4,878	1,930	123	29,345

Total loans	$1,297,453	$1,758,584	$1,302,961	$23,271	$85,825	$90,761	$9,060	$4,567,915

Contractual Payment Status of Loans Receivable
At March 31, 2019

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Current	$1,318,191	$1,956,571	$1,247,238	$14,377	$65,614	$97,539	$5,922	$4,705,452
Past due:
30-59 days	1,447	-	-	-	526	-	19	1,992
60-89 days	-	-	-	-	-	-	19	19
90+ days	5,467	-	1,977	-	336	249	24	8,053
Total past due	6,914	-	1,977	-	862	249	62	10,064

Total loans	$1,325,105	$1,956,571	$1,249,215	$14,377	$66,476	$97,788	$5,984	$4,715,516

Contractual Payment Status of Loans Receivable
At June 30, 2018

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Current	$1,290,428	$1,758,584	$1,300,570	$23,271	$85,065	$90,375	$8,917	$4,557,210
Past due:
30-59 days	1,457	-	1,015	-	247	104	24	2,847
60-89 days	475	-	-	-	-	44	59	578
90+ days	5,093	-	1,376	-	513	238	60	7,280
Total past due	7,025	-	2,391	-	760	386	143	10,705

Total loans	$1,297,453	$1,758,584	$1,302,961	$23,271	$85,825	$90,761	$9,060	$4,567,915

The following tables present information relating to the Company’s nonperforming and impaired loans at March 31, 2019 and June 30, 2018 based upon the methodology for identifying and reporting such loans as described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018. Loans reported as 90+ days past due accruing in the table immediately below are also reported in the preceding contractual payment status table under the heading 90+ days past due.

Performance Status of Loans Receivable
At March 31, 2019

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Performing	$1,314,295	$1,956,490	$1,240,545	$14,377	$65,586	$96,942	$5,960	$4,694,195
Nonperforming:
90+ days past due accruing	-	-	-	-	-	-	24	24
Nonaccrual	10,810	81	8,670	-	890	846	-	21,297
Total nonperforming	10,810	81	8,670	-	890	846	24	21,321

Total loans	$1,325,105	$1,956,571	$1,249,215	$14,377	$66,476	$97,788	$5,984	$4,715,516

Performance Status of Loans Receivable
At June 30, 2018

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Performing	$1,288,261	$1,758,468	$1,297,621	$23,271	$84,587	$89,848	$9,000	$4,551,056
Nonperforming:
90+ days past due accruing	-	-	-	-	-	-	60	60
Nonaccrual	9,192	116	5,340	-	1,238	913	-	16,799
Total nonperforming	9,192	116	5,340	-	1,238	913	60	16,859

Total loans	$1,297,453	$1,758,584	$1,302,961	$23,271	$85,825	$90,761	$9,060	$4,567,915

Impairment Status of Loans Receivable
At March 31, 2019

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Carrying value of impaired loans:

Non-impaired loans	$1,311,569	$1,956,490	$1,240,259	$14,377	$64,601	$96,263	$5,984	$4,689,543
Impaired loans:
Impaired loans with no allowance for impairment	13,133	81	8,956	-	1,593	1,525	-	25,288
Impaired loans with allowance for impairment:
Recorded investment	403	-	-	-	282	-	-	685
Allowance for impairment	(36)	-	-	-	(282)	-	-	(318)
Balance of impaired loans net of allowance for impairment	367	-	-	-	-	-	-	367
Total impaired loans, excluding allowance for impairment:	13,536	81	8,956	-	1,875	1,525	-	25,973

Total loans	$1,325,105	$1,956,571	$1,249,215	$14,377	$66,476	$97,788	$5,984	$4,715,516

Unpaid principal balance of impaired loans:
Total impaired loans	$18,617	$930	$12,266	$106	$5,350	$2,758	$-	$40,027

Impairment Status of Loans Receivable
At June 30, 2018

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Carrying value of impaired loans:

Non-impaired loans	$1,285,423	$1,758,468	$1,297,617	$23,271	$81,635	$89,160	$9,060	$4,544,634
Impaired loans:
Impaired loans with no allowance for impairment	11,255	116	5,344	-	3,963	1,601	-	22,279
Impaired loans with allowance for impairment:
Recorded investment	775	-	-	-	227	-	-	1,002
Allowance for impairment	(79)	-	-	-	(227)	-	-	(306)
Balance of impaired loans net of allowance for impairment	696	-	-	-	-	-	-	696
Total impaired loans, excluding allowance for impairment:	12,030	116	5,344	-	4,190	1,601	-	23,281

Total loans	$1,297,453	$1,758,584	$1,302,961	$23,271	$85,825	$90,761	$9,060	$4,567,915

Unpaid principal balance of impaired loans:
Total impaired loans	$16,263	$930	$10,033	$106	$7,671	$2,702	$-	$37,705

Impairment Status of Loans Receivable
Three and Nine Months Ended March 31, 2019 and 2018

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
For the three months ended March 31, 2019:
Average balance of impaired loans	$13,766	$86	$8,750	$-	$2,143	$1,540	$-	$26,285
Interest earned on impaired loans	$32	$-	$-	$-	$19	$9	$-	$60

For the nine months ended March 31, 2019:
Average balance of impaired loans	$13,014	$97	$8,039	$-	$2,352	$1,556	$-	$25,058
Interest earned on impaired loans	$97	$-	$-	$-	$48	$26	$-	$171

For the three months ended March 31, 2018:
Average balance of impaired loans	$8,048	$130	$7,038	$-	$2,762	$1,563	$-	$19,541
Interest earned on impaired loans	$33	$-	$-	$-	$1	$9	$-	$43

For the nine months ended March 31, 2018:
Average balance of impaired loans	$9,019	$141	$6,823	$137	$2,805	$1,693	$-	$20,618
Interest earned on impaired loans	$99	$-	$4	$-	$4	$24	$-	$131

The following table presents information regarding the restructuring of the Company’s troubled debts during the nine months ended March 31, 2019 and March 31, 2018, and any defaults during those periods of troubled debt restructurings (“TDRs”) that were restructured within 12 months of the date of default.

Troubled Debt Restructurings of Loans Receivable
Nine Months Ended March 31, 2019

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(Dollars in Thousands)
Troubled debt restructuring activity for the nine months ended March 31, 2019:

Number of loans	5	-	1	-	6	-	-	12
Pre-modification outstanding recorded investment	$1,267	$-	$2,957	$-	$1,468	$-	$-	$5,692
Post-modification outstanding recorded investment	1,309	-	2,955	-	1,488	-	-	5,752
Reserves included in and charge offs against the allowance for loan loss recognized at modification	2	-	2	-	-	-	-	4

Troubled debt restructuring defaults for the nine months ended March 31, 2019:

Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

Troubled Debt Restructurings of Loans Receivable
Nine Months Ended March 31, 2018

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(Dollars in Thousands)
Troubled debt restructuring activity for the nine months ended March 31, 2018:

Number of loans	5	-	2	-	-	1	-	8
Pre-modification outstanding recorded investment	$1,521	$-	$315	$-	$-	$72	$-	$1,908
Post-modification outstanding recorded investment	1,813	-	330	-	-	71	-	2,214
Reserves included in and charge offs against the allowance for loan loss recognized at modification	145	-	7	-	-	1	-	153

Troubled debt restructuring defaults for the nine months ended March 31, 2018:

Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

The manner in which the terms of a loan are modified through a troubled debt restructuring generally includes one or more of the following changes to the loan’s repayment terms:

•	Interest Rate Reduction: Temporary or permanent reduction of the interest rate charged against the outstanding balance of the loan.
•	Capitalization of Prior Past Dues: Capitalization of prior amounts due to the outstanding balance of the loan.
•	Extension of Maturity or Balloon Date: Extending the term of the loan past its original balloon or maturity date.
•	Deferral of Principal Payments: Temporary deferral of the principal portion of a loan payment.
•	Payment Recalculation and Re-amortization: Recalculation of the recurring payment obligation and resulting loan amortization/repayment schedule based on the loan’s modified terms.

12.     DEPOSITS

Deposits are summarized as follows:

	March 31,	June 30,
	2019	2018
	(In Thousands)
Non-interest-bearing demand	$303,713	$311,938
Interest-bearing demand	800,023	1,000,989
Savings and club	777,678	744,039
Certificates of deposits	2,256,159	2,016,638
Total deposits	$4,137,573	$4,073,604

13.     BORROWINGS

Fixed rate advances from the FHLB of New York mature as follows:

	March 31, 2019		June 30, 2018
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars in Thousands)
By remaining period to maturity:
Less than one year	$866,800	2.65%	$741,000	2.09%
One to two years	35,000	1.84	48,400	1.66
Two to three years	104,875	2.22	64,160	1.88
Three to four years	10,000	2.40	35,700	2.17
Four to five years	145,000	3.04	155,000	3.00
Greater than five years	132,500	2.68	132,500	2.68
Total advances	1,294,175	2.64%	1,176,760	2.25%
Unamortized fair value adjustments	(4,890)		(6,616)
Total advances, net of fair value adjustments	$1,289,285		$1,170,144

At March 31, 2019, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $3.06 billion and $159.4 million, respectively. At June 30, 2018, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $2.72 billion and $185.2 million, respectively.

Borrowings at March 31, 2019 and June 30, 2018 also included overnight borrowings in the form of depositor sweep accounts totaling $36.9 million and $28.5 million, respectively. Depositor sweep accounts are short term borrowings representing funds that are withdrawn from a customer’s noninterest-bearing deposit account and invested in an uninsured overnight investment account that is collateralized by specified investment securities owned by the Bank.

14.     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company uses various financial instruments, including derivatives, to manage its exposure to interest rate risk.  The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to specific wholesale funding positions.

Fair Values of Derivative Instruments on the Statement of Financial Condition

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Statement of Financial Condition as of March 31, 2019 and June 30, 2018:

	March 31, 2019
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$14,968	Other liabilities	$-
Total		$14,968		$-

	June 30, 2018
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$31,881	Other liabilities	$-
Total		$31,881		$-

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using derivatives are primarily to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy.  These interest rate products are designated as cash flow hedges.  As of March 31, 2019, the Company had a total of 11 interest rate swaps with a total notional amount of $825.0 million hedging certain FHLB advances.

For derivatives designated as cash flow hedges, the gain or loss on the derivative is recorded in other comprehensive income, net of tax, and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate wholesale funding positions.  During the three and nine months ended March 31, 2019, the Company had $2.2 million and $4.9 million, respectively, of reclassifications to interest expense.  During the next twelve months, the Company estimates that $6.7 million will be reclassified as a reduction in interest expense.

The tables below present the pre-tax effects of the Company’s derivative instruments on the Consolidated Statements of Income   and Comprehensive Income for the three and nine months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019
	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	(In Thousands)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(4,982)	Interest expense	$2,159
Total	$(4,982)		$2,159

	Nine Months Ended March 31, 2019
	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	(In Thousands)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(12,058)	Interest expense	$4,855
Total	$(12,058)		$4,855

	Three Months Ended March 31, 2018
	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	(In Thousands)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$11,672	Interest expense	$(352)
Interest rate caps	50	Interest expense	(247)
Total	$11,722		$(599)

	Nine Months Ended March 31, 2018
	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	(In Thousands)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$18,099	Interest expense	$(2,475)
Interest rate caps	77	Interest expense	(806)
Total	$18,176		$(3,281)

Offsetting Derivatives

The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives in the Consolidated Statements of Financial Condition as of March 31, 2019 and June 30, 2018, respectively. The net amounts presented for derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Statements of Financial Condition.

	March 31, 2019
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount
	(In Thousands)
Assets:
Interest rate swaps	$15,204	$(236)	$14,968	$-	$(14,968)	$-
Total	$15,204	$(236)	$14,968	$-	$(14,968)	$-

				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount
	(In Thousands)
Liabilities:
Interest rate swaps	$236	$(236)	$-	$-	$-	$-
Total	$236	$(236)	$-	$-	$-	$-

	June 30, 2018
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount
	(In Thousands)
Assets:
Interest rate swaps	$31,881	$-	$31,881	$-	$(31,620)	$261
Total	$31,881	$-	$31,881	$-	$(31,620)	$261

				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount
	(In Thousands)
Liabilities:
Interest rate swaps	$-	$-	$-	$-	$-	$-
Total	$-	$-	$-	$-	$-	$-

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

As required under the enforceable master netting arrangement with its derivatives counterparties, at March 31, 2019, the Company received financial collateral of $15.0 million that was not included as an offsetting amount.  By comparison, at June 30, 2018, the Company received financial collateral of $31.6 million that was not included as an offsetting amount.

In addition to the derivative instruments noted above, the Company’s pipeline of loans held for sale at March 31, 2019 and June 30, 2018, included $15.4 million and $10.8 million, respectively, of in process loans whose terms included interest rate locks to borrowers, which are considered free-standing derivative instruments whose fair values are not material to our financial condition or results of operations.

15.     BENEFIT PLANS

Components of Net Periodic Expense

The following table sets forth the aggregate net periodic benefit expense for the Bank’s Benefit Equalization Plan, Postretirement Welfare Plan, Directors’ Consultation and Retirement Plan and Atlas Bank Retirement Income Plan:

	Three Months Ended		Nine Months Ended		Affected Line Item in the Consolidated
	March 31,		March 31,		Statements of Income
	2019	2018	2019	2018
	(In Thousands)
Service cost	$13	$12	$41	$36	Salaries and employee benefits
Interest cost	95	93	283	279	Miscellaneous non-interest expense
Amortization of unrecognized loss	11	11	33	34	Miscellaneous non-interest expense
Expected return on assets	(28)	(30)	(84)	(90)	Miscellaneous non-interest expense
Net periodic benefit cost	$91	$86	$273	$259

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

The following table summarizes the impact of retrospective application to the Consolidated Statements of Income for the three and nine months ended March 31, 2018:

	Three Months Ended	Nine Months Ended
	March 31,	March 31,
	2018	2018
	(In Thousands)
Miscellaneous non-interest expense:
As previously reported	$2,788	$7,828
As reported under the new guidance	2,862	8,051

Salaries and employee benefits:
As previously reported	$12,888	$38,681
As reported under the new guidance	12,814	38,458

16.     INCOME TAXES

The following table presents a reconciliation between the reported income taxes for the periods presented and the income taxes which would be computed by applying the federal income tax rates applicable to those periods.  A federal income tax rate of 21% was applicable to the three and nine months ended March 31, 2019.  A federal income tax rate of 28% was applicable to the three and nine months ended March 31, 2018, which reflects the transitional effect of a reduction in the Company’s federal income tax rate from 35% to 21%.  The noted decrease in the Company’s federal income tax rate reflects the impact of federal income tax reform that was codified through the passage of the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
	(Dollars in Thousands)		(Dollars in Thousands)
Income before income taxes	$15,722	$7,639	$44,944	$22,025
Statutory federal tax rate	21%	28%	21%	28%
Federal income tax expense at statutory rate	$3,302	$2,139	$9,438	$6,167
(Reduction) increases in income taxes resulting from:
Tax exempt interest	(147)	(180)	(444)	(529)
State tax, net of federal tax effect	1,540	493	3,661	1,463
Incentive stock option compensation expense	12	35	68	107
Income from bank-owned life insurance	(421)	(343)	(1,000)	(1,053)
Disqualifying disposition of incentive stock options	-	-	-	(11)
Non-deductible merger-related expenses	-	94	-	294
Other items, net	19	24	710	223
Impact of deferred tax rate adjustment	-	-	(820)	3,486
Total income tax expense	$4,305	$2,262	$11,613	$10,147
Effective income tax rate	27.38%	29.61%	25.84%	46.07%

The tax effects of existing temporary differences that give rise to deferred income tax assets and liabilities are as follows:

	March 31,	June 30,
	2019	2018
	(Unaudited)
	(In Thousands)
Deferred income tax assets:
Purchase accounting	$15,967	$17,116
Accumulated other comprehensive income:
Defined benefit plans	247	228
Unrealized loss on securities available for sale	773	1,159
Unrealized loss on securities available for sale transferred to held to maturity	196	249
Allowance for loan losses	9,781	8,676
Benefit plans	2,260	1,842
Compensation	1,230	1,751
Stock-based compensation	1,599	2,050
Uncollected interest	1,070	1,018
Depreciation	-	1,169
Charitable contribution carryover	408	899
Net operating loss carryover	964	2,564
Capital loss carryforward	802	656
Other items	626	509
	35,923	39,886
Valuation allowance	(981)	(791)
	34,942	39,095
Deferred income tax liabilities:
Deferred costs	1,662	1,551
Accumulated other comprehensive income:
Derivatives	4,414	8,961
Goodwill	4,609	4,385
Other items	75	444
	10,760	15,341
Net deferred income tax asset	$24,182	$23,754

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

Assets Measured on a Recurring Basis:

The following methods and significant assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at March 31, 2019 and June 30, 2018:

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

The Company held one trust preferred security whose fair value of $1.0 million at March 31, 2019 was determined using Level 3 inputs.  For the periods ended March 31, 2019 and June 30, 2018, management has been unable to obtain a market quote for this security.  Consequently, the security’s fair value as reported at March 31, 2019 and June 30, 2018, is based upon the present value of expected future cash flows assuming the security continues to meet all of its payment obligations and utilizing a discount rate based upon the security’s contractual interest rate.

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

Those assets measured at fair value on a recurring basis are summarized below:

	March 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Debt securities available for sale:
U.S. agency securities	$-	$3,737	$-	$3,737
Obligations of state and political subdivisions	-	26,731	-	26,731
Asset-backed securities	-	180,145	-	180,145
Collateralized loan obligations	-	207,906	-	207,906
Corporate bonds	-	121,597	-	121,597
Trust preferred securities	-	2,775	1,000	3,775
Total debt securities	-	542,891	1,000	543,891

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	-	21,660	-	21,660
Residential pass-through securities	-	70,513	-	70,513
Commercial pass-through securities	-	90,856	-	90,856
Total mortgage-backed securities	-	183,029	-	183,029
Total securities available for sale	$-	$725,920	$1,000	$726,920
Interest rate swaps	-	14,968	-	14,968

Total assets	$-	$740,888	$1,000	$741,888

	June 30, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Debt securities available for sale:
U.S. agency securities	$-	$4,411	$-	$4,411
Obligations of state and political subdivisions	-	26,088	-	26,088
Asset-backed securities	-	182,620	-	182,620
Collateralized loan obligations	-	226,066	-	226,066
Corporate bonds	-	147,594	-	147,594
Trust preferred securities	-	2,783	1,000	3,783
Total debt securities	-	589,562	1,000	590,562

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	-	24,292	-	24,292
Residential pass-through securities	-	102,359	-	102,359
Commercial pass-through securities	-	7,872	-	7,872
Total mortgage-backed securities	-	134,523	-	134,523
Total securities available for sale	-	724,085	1,000	725,085
Interest rate swaps and caps	-	31,881	-	31,881

Total assets	$-	$755,966	$1,000	$756,966

In addition to the financial instruments noted above, at March 31, 2019 and June 30, 2018, the Company’s pipeline of loans held for sale included $15.4 million and $10.8 million, respectively, of in process loans whose terms included interest rate locks to borrowers which are considered free-standing derivative instruments whose fair values are not material to our financial condition or results of operations.  Given the short-term nature of the commitments and their immateriality to the statements of condition and operations, the Company assumes no change in the fair value of these derivative instruments during their outstanding period.

Assets Measured on a Non-Recurring Basis:

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a non-recurring basis at March 31, 2019 and June 30, 2018:

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

Those assets measured at fair value on a non-recurring basis are summarized below:

	March 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Impaired loans:
Residential mortgage	$-	$-	$3,392	$3,392
Non-residential mortgage	-	-	791	791
Commercial business	-	-	57	57
Total	$-	$-	$4,240	$4,240

Other real estate owned, net:
Residential mortgage	$-	$-	$209	$209
Total	$-	$-	$209	$209

	June 30, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Impaired loans:
Residential mortgage	$-	$-	$3,562	$3,562
Non-residential mortgage	-	-	794	794
Commercial business	-	-	113	113
Total	$-	$-	$4,469	$4,469

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value:

	March 31, 2019
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(In Thousands)
Impaired loans:
Residential mortgage	$3,392	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	6% - 21%	9.35%
Non-residential mortgage	791	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	12% - 13%	12.29%
Commercial business	57	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	0% - 10%	7.48%
Total	$4,240

Other real estate owned, net:
Residential mortgage	$209	Market valuation of underlying collateral	(3)	Adjustments to reflect current conditions/selling costs	(2)	5.00%	5.00%
Total	$209

	June 30, 2018
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(In Thousands)
Impaired loans:
Residential mortgage	$3,562	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	6% - 26%	12.34%
Non-residential mortgage	794	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	14% - 15%	14.07%
Commercial business	113	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	10% - 24%	14.54%
Total	$4,469

(1)	The fair value of impaired loans is generally determined based on an independent appraisal of the fair value of a loan’s underlying collateral.
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

At March 31, 2019, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $4.6 million and valuation allowances of $317,000 reflecting fair values of $4.2 million. By comparison, at June 30, 2018, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $4.8 million and valuation allowances of $306,000 reflecting fair values of $4.5 million.

Once a loan is foreclosed, the fair value of the other real estate owned continues to be evaluated based upon the fair value of the repossessed real estate originally securing the loan.  At March 31, 2019, the Company held other real estate owned totaling $209,000 whose carrying value was written down utilizing Level 3 inputs.  At June 30, 2018, the Company held no other real estate owned whose carrying value was written down utilizing Level 3 inputs.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2019 and June 30, 2018:

	March 31, 2019
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$54,160	$54,160	$54,160	$-	$-
Investment securities available for sale	726,920	726,920	-	725,920	1,000
Investment securities held to maturity	592,199	592,814	-	592,814	-
Loans held-for-sale	997	997	-	997	-
Net loans receivable	4,626,699	4,542,467	-	-	4,542,467
FHLB Stock	64,288	-	-	-	-
Interest receivable	20,326	20,326	5	6,174	14,147
Interest rate swaps	14,968	14,968	-	14,968	-

Financial liabilities:
Deposits	4,137,573	4,132,952	1,881,414	-	2,251,538
Borrowings	1,326,216	1,334,788	-	-	1,334,788
Interest payable on deposits	2,736	2,736	333	-	2,403
Interest payable on borrowings	3,940	3,940	-	-	3,940

	June 30, 2018
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$128,864	$128,864	$128,864	$-	$-
Investment securities available for sale	725,085	725,085	-	724,085	1,000
Investment securities held to maturity	589,730	579,499	-	579,499	-
Loans held-for-sale	863	863	-	863	-
Net loans receivable	4,470,483	4,367,150	-	-	4,367,150
FHLB Stock	59,004	-	-	-	-
Interest receivable	18,510	18,510	32	5,252	13,226
Interest rate swaps and caps	31,881	31,881		31,881

Financial liabilities:
Deposits	4,073,604	4,055,543	2,056,966	-	1,998,577
Borrowings	1,198,646	1,199,601	-	-	1,199,601
Interest payable on deposits	675	675	469	-	206
Interest payable on borrowings	2,427	2,427	-	-	2,427

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

18.     COMPREHENSIVE INCOME

The components of accumulated other comprehensive income included in stockholders’ equity at March 31, 2019 and June 30, 2018 are as follows:

	March 31,	June 30,
	2019	2018
	(In Thousands)
Net unrealized loss on securities available for sale	$(2,686)	$(4,321)
Tax effect	773	1,159
Net of tax amount	(1,913)	(3,162)

Net unrealized loss on securities available for sale transferred to held to maturity	(666)	(887)
Tax effect	196	249
Net of tax amount	(470)	(638)

Fair value adjustments on derivatives	14,968	31,881
Tax effect	(4,414)	(8,961)
Net of tax amount	10,554	22,920

Benefit plan adjustments	(839)	(813)
Tax effect	247	228
Net of tax amount	(592)	(585)

Total accumulated other comprehensive income	$7,579	$18,535

Other comprehensive (loss) income and related tax effects for the three and nine months ended March 31, 2019 and March 31, 2018 are presented in the following table:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
	(In Thousands)		(In Thousands)
Net unrealized holding gain (loss) on securities available for sale	$5,122	$(2,045)	$1,453	$(2,123)

Amortization of net unrealized holding loss on securities available for sale transferred to held to maturity (1)	54	32	221	135

Realized loss on securities available for sale	182	-	182	-

Fair value adjustments on derivatives	(7,139)	12,323	(16,913)	21,457

Benefit plans:
Amortization of actuarial loss	11	12	33	34
Net actuarial loss (2)	-	-	(59)	(83)
Net change in benefit plan accrued expense	11	12	(26)	(49)

Other comprehensive (loss) income before taxes	(1,770)	10,322	(15,083)	19,420
Stranded tax effects (3)	-	-	-	(1,381)
Tax effect (4)	547	(2,941)	4,127	(5,290)
Total other comprehensive (loss) income	$(1,223)	$7,381	$(10,956)	$12,749

(1)	Represents amounts reclassified out of accumulated other comprehensive income and included in interest income on taxable securities.
(2)	Represents amounts reclassified out of accumulated other comprehensive income and included in the computation of net periodic pension expense. See Note 15 – Benefit Plans for additional information.
(3)	Represents amounts reclassified from accumulated other comprehensive income that did not reflect the appropriate tax rate.
(4)

The amounts included in income taxes for items reclassified out of accumulated other comprehensive income totaled $57 and $34 for the three and nine months ended March 31, 2019, respectively, and $3 and $122 for the three and nine months ended March 31, 2018.

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

The Company, using a modified retrospective transition approach, determined that there was no cumulative effect adjustment to retained earnings as a result of adopting the new standard, nor did the standard have a material impact on our consolidated financial statements including the timing or amounts of revenue recognized.

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three and nine months ended March 31, 2019 and 2018.  Sources of revenue outside the scope of ASC 606 are noted as such.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
	(In Thousands)		(In Thousands)
Non-interest income:
Deposit-related fees and charges	$376	$345	$1,126	$1,079
Loan-related fees and charges (1)	1,298	1,192	2,979	3,128
Loss on sale and call of securities (1)	(182)	(1)	(182)	(1)
Gain on sale of loans (1)	151	346	384	877
(Loss) gain on sale and write down of other real estate owned	(6)	7	(20)	(79)
Income from bank owned life insurance (1)	1,560	1,227	4,753	3,758
Electronic banking fees and charges (interchange income)	253	243	780	823
Miscellaneous (1)	226	189	347	320
Total non-interest income	$3,676	$3,548	$10,167	$9,905

(1)	Not within the scope of ASC 606.

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

20.     PREMIUM ON DEBT SECURITIES

In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20), which shortens the amortization period to the earliest call date for purchased callable debt securities held at a premium. Previously, GAAP generally required an investor to amortize the premium on a callable debt security as a component of interest income over the contractual life of the instrument (i.e., yield-to-maturity amortization) even when the issuer was certain to exercise the call option at an earlier date. This resulted in the investor recording a loss equal to the unamortized premium when the call option was exercised by the issuer. The new guidance does not change the accounting for purchased callable debt securities held at a discount as discounts continue to be amortized to maturity.  The Company early adopted ASU 2017-08 on October 1, 2018.  The guidance includes a modified retrospective transition approach based upon which the Company made a cumulative-effect adjustment to retained earnings of $531,000, effective on July 1, 2018.

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

Comparison of Financial Condition at March 31, 2019 and June 30, 2018

Executive Summary. Total assets increased $78.9 million to $6.66 billion at March 31, 2019 from $6.58 billion at June 30, 2018.  The net increase in total assets primarily reflected an increase in net loans receivable that was partially offset by a decrease in the balances of cash and cash equivalents. The net increase in total assets was largely funded by an increase in deposits and borrowings that was partially offset by a decrease in stockholders’ equity.

Cash and Cash Equivalents. Cash and cash equivalents, which consist primarily of interest-earning and non-interest-earning deposits in other banks, decreased by $74.7 million to $54.2 million at March 31, 2019 from $128.9 million at June 30, 2018.  The decrease in the balance of cash and cash equivalents at March 31, 2019 largely reflected the continuing effort to limit the balance of cash and cash equivalents to the levels needed to meet the Bank’s day-to-day funding obligations and overall liquidity risk management objectives while reinvesting excess liquidity into comparatively higher-yielding assets.  The elevated levels of cash and cash equivalents at June 30, 2018 partly reflected operating fluctuations in the Company’s short-term liquidity coupled with $36.6 million in cash and cash equivalents acquired from Clifton.

Investment Securities Available for Sale. Investment securities classified as available for sale increased by $1.8 million to $726.9 million at March 31, 2019 from $725.1 million at June 30, 2018.  The net increase in the portfolio reflected security purchases totaling $113.7 million during the nine months ended March 31, 2019 coupled with a $1.6 million increase in the fair value of the portfolio to a net unrealized loss of $2.7 million at March 31, 2019 from a net unrealized loss of $4.3 million at June 30, 2018.  The net increase in the portfolio was partially offset by sales of securities totaling $52.2 million coupled with $60.8 million cash repayment of principal, net of premium amortization and discount accretion during the nine months ended March 31, 2019.  In addition, the net increase in the portfolio was partially offset by the early adoption of ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20) on October 1, 2018, which shortens the amortization period to the earliest call date for purchased callable debt securities held at a premium. The effect of the adoption of ASU 2017-08 decreased the balance of the portfolio by $531,000 during the nine months ended March 31, 2019.

Based on its evaluation, management has concluded that no other-than-temporary impairment was present within the available for sale segment of the investment portfolio as of March 31, 2019 or June 30, 2018.  Additional information regarding securities available for sale as of those dates is presented in Note 7 and Note 9 to the unaudited consolidated financial statements.

Investment Securities Held to Maturity. Investment securities classified as held to maturity increased by $2.5 million to $592.2 million at March 31, 2019 from $589.7 million at June 30, 2018.  The increase in held to maturity securities reflected security purchases totaling $55.2 million that was partially offset by cash repayment of principal, net of discount accretion and premium amortization, totaling $52.7 million for the nine months ended March 31, 2019.

Based on its evaluation, management has concluded that no other-than-temporary impairment was present within the held to maturity segment of the investment portfolio as of March 31, 2019 and June 30, 2018.  Additional information regarding securities held to maturity as of those dates is presented in Note 8 and Note 9 to the unaudited consolidated financial statements.

Loans Held-for-Sale.  The Company’s residential lending infrastructure continues to support strategies focused on the origination of residential mortgage loans designated for sale into the secondary market which has enabled the Company to augment its sources of non-interest income through the recognition of recurring loan sale gains while helping to manage its exposure to interest rate risk.  During the nine months ended March 31, 2019, we sold $33.6 million of residential mortgage loans resulting in net sale gains totaling $328,000 for the period.  Loans held for sale totaled $1.0 million at March 31, 2019 compared to $863,000 at June 30, 2018 and are reported separately from the balance of net loans receivable as of those dates.

Loans Receivable.  Loans receivable, net of unamortized premiums, deferred costs and the allowance for loan losses, increased by $156.2 million to $4.63 billion at March 31, 2019 from $4.47 billion at June 30, 2018.  The increase in net loans receivable was primarily attributable to new loan origination and purchase volume outpacing loan repayments during the nine months ended March 31, 2019.

Residential mortgage loans held in portfolio, including home equity loans and lines of credit, increased by $34.7 million to $1.42 billion at March 31, 2019 from $1.39 billion at June 30, 2018. The increase reflected an increase in the balance of one- to four-family first mortgage loans of $27.7 million to $1.33 billion at March 31, 2019 from $1.30 billion at June 30, 2018 and an increase of $7.0 million in the balance of home equity loans and home equity lines of credit to $97.8 million at March 31, 2019 from $90.8 million at June 30, 2018.

Residential mortgage loan origination volume for the nine months ended March 31, 2019, excluding loans held-for-sale, totaled $104.0 million, comprising $76.6 million of one- to four-family first mortgage loan originations and $27.4 million of home equity loan and home equity line of credit originations during the period.  Residential mortgage loan originations were augmented with the purchase of one- to four-family first mortgage loans totaling $61.3 million during the nine months ended March 31, 2019.

Commercial loans, including multi-family and nonresidential commercial mortgage loans, commercial business loans and construction loans, increased by $116.0 million to $3.29 billion at March 31, 2019 from $3.17 billion at June 30, 2018. The components of the aggregate increase included an increase in commercial mortgage loans totaling $144.2 million partially offset by a decrease in the outstanding balance of commercial business loans and construction loans totaling $19.3 million and $8.9 million, respectively. The decrease in the balance of commercial business loans and construction loans was primarily attributable to loan repayments outpacing new loan origination and purchase volume.  The outstanding balance of commercial mortgage loans at March 31, 2019 totaled $3.21 billion while the outstanding balances of commercial business loans and construction loans, totaled $66.5 million and $14.4 million, respectively, as of that date.

Commercial loan origination volume for the nine months ended March 31, 2019 totaled $435.1 million, which comprised $412.9 million of commercial mortgage loan originations augmented by $14.9 million of commercial business loan originations and construction loan disbursements totaling $7.3 million during the period.  Commercial loan originations were augmented with the funding of purchased loans totaling $2.0 million during the nine months ended March 31, 2019.

Other loans, primarily account loans, deposit account overdraft lines of credit and other consumer loans, decreased by $3.1 million to $6.0 million at March 31, 2019 from $9.1 million at June 30, 2018.

The Company originated a total of $1.5 million of account loans and other consumer loans during the nine months ended March 31, 2019, while no additional consumer loans were purchased during the period.

Additional information about the Company’s loans at March 31, 2019 is presented in Note 10 to the unaudited consolidated financial statements.

Nonperforming Loans.  Nonperforming loans increased by $4.5 million to $21.3 million, or 0.46% of total loans at March 31, 2019, from $16.9 million, or 0.37% of total loans at June 30, 2018. Nonperforming loans generally include those loans reported as 90+ days past due while still accruing and loans reported as nonaccrual with such balances totaling $23,000 and $21.3 million, respectively, at March 31, 2019.  The increase in nonperforming loans was largely attributable to the addition of one loan totaling $2.8 million that is fully secured by the vacant land that serves as its collateral and is current in its payment status.  The loan was designated as a troubled debt restructuring and placed on nonaccrual status during the quarter ended September 30, 2018.

Additional information about the Company’s nonperforming loans at March 31, 2019 is presented in Note 11 to the unaudited consolidated financial statements.

Allowance for Loan Losses. During the nine months ended March 31, 2019, the balance of the allowance for loan losses increased by $2.2 million to $33.1 million, or 0.70% of total loans at March 31, 2019, from $30.9 million, or 0.68% of total loans at June 30, 2018. The increase resulted from provisions of $2.9 million during the nine months ended March 31, 2019 that were partially offset by charge-offs, net of recoveries, totaling $652,000 during that same period.

With regard to loans individually evaluated for impairment, the balance of our allowance for loan losses attributable to such loans increased by $12,000 to $318,000 at March 31, 2019 from $306,000 at June 30, 2018.  The balance at March 31, 2019 reflected the allowance for impairment identified on $685,000 of impaired loans while an additional $25.3 million of impaired loans had no allowance for impairment as of that date.  By comparison, the balance at June 30, 2018 reflected the allowance for impairment identified on $1.0 million of impaired loans while an additional $22.3 million of impaired loans had no allowance for impairment as of that date.  The outstanding balances of impaired loans reflect the cumulative effects of various adjustments including, but not limited to, purchase accounting valuations and prior charge-offs, where applicable, which are considered in the evaluation of impairment.

With regard to loans evaluated collectively for impairment, the balance of our allowance for loan losses attributable to such loans increased by $2.2 million to $32.8 million at March 31, 2019 from $30.6 million at June 30, 2018.  The increase in valuation was largely attributable to the aggregate growth in the outstanding balance of loans collectively evaluated for impairment while also reflecting the ongoing reallocation of the applicable loans within the portfolio in favor of commercial loans against which we generally assign comparatively higher historical and environmental loss factors in our allowance for loan loss calculation.  The increase in the allowance also reflected updates to historical and environmental loss factors during the nine months ended March 31, 2019.

With regard to historical loss factors, our loan portfolio experienced a net annualized charge-off rate of 0.02% for the nine months ended March 31, 2019 representing a decrease of one basis point from the 0.03% of charge offs reported for the year ended June 30, 2018.  The annual average net charge off rate for June 30, 2018 had previously increased by two basis points from 0.01% for the prior year ended June 30, 2017.  The historical loss factors used in our allowance for loan loss calculation methodology were updated to reflect the effect of these changes by individual loan segment reflecting the two year look-back period used by that methodology.  Inclusive of the partially offsetting impact of the increase in the overall balance of the unimpaired portion of the loan portfolio during the period, the applicable portion of the allowance attributable to historical loss factors decreased by approximately $92,000 to $2.0 million at March 31, 2019 from $2.1 million at June 30, 2018.

With regard to environmental loss factors, the portion of the allowance for loan losses attributable to such factors increased by $2.3 million to $30.8 million at March 31, 2019 from $28.5 million at June 30, 2018.  The increase was largely attributable to the growth in the unimpaired portion of the loan portfolio while also reflecting various adjustments to environmental loss factors during the nine months ended March 31, 2019.

The calculation of probable losses within a loan portfolio and the resulting allowance for loan losses is subject to estimates and assumptions that are susceptible to significant revisions as more information becomes available and as events or conditions effecting individual borrowers and the marketplace as a whole change over time.  Future additions to the allowance for loan losses may be necessary if economic and market conditions deteriorate in the future from those currently prevalent in the marketplace.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review our loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate.  The regulators may require the allowance for loan losses to be increased based on their review of information available at the time of the examination, which may negatively affect our earnings.

Finally, changes in accounting standards promulgated by the FASB, such as those discussed in Note 6, to the unaudited consolidated financial statements regarding the use of a current expected credit loss (“CECL”) model to calculate credit losses, may require increases in the allowance for loan losses upon adoption of the applicable accounting standard.

Additional information about the allowance for loan losses at March 31, 2019 is presented in Note 11 to the unaudited consolidated financial statements.

Other Assets. The aggregate balance of other assets, including premises and equipment, FHLB stock, interest receivable, goodwill, core deposit intangibles, bank owned life insurance, deferred income taxes, other real estate owned and other assets, decreased by $7.0 million to $657.8 million at March 31, 2019 from $664.8 million at June 30, 2018.

The decrease in other assets primarily reflected a $16.9 million decrease in the fair value of the Company’s interest rate derivatives portfolio to a net asset value of $15.0 million at March 31, 2019 compared to a net asset value of $31.9 million at June 30, 2018.  This decrease was partially offset by a $5.3 million increase in FHLB stock resulting from an increase in advances drawn during the nine months ended March 31, 2019 coupled with a $4.8 million increase in the cash surrender value of the Company’s bank-owned life insurance policies for the same period.

The remaining increases and decreases in other assets for the nine months ended March 31, 2019 generally reflected normal operating fluctuations in their respective balances.

Deposits. Total deposits increased by $64.0 million to $4.14 billion at March 31, 2019 from $4.07 billion at June 30, 2018.  The net increase in deposit balances reflected a $72.2 million increase in interest-bearing deposits offset in part by an $8.2 million decrease in non-interest-bearing deposits.  The increase in interest-bearing deposits included increases in the balances of savings and club accounts and certificates of deposit totaling $33.6 million and $239.5 million, respectively, which were partially offset by a decrease in the balance of interest-bearing checking accounts totaling $200.9 million for the period.

The change in deposit balances for the nine months ended March 31, 2019 reflected changes in the balances of retail deposits as well as non-retail deposits acquired through various wholesale channels.  The decrease in the balance of interest-bearing checking primarily reflected a $210.8 million decrease in the balance of wholesale money market deposits attributable to the scheduled maturity and termination of the Company’s participation in the Promontory Interfinancial Network’s (“Promontory”) Insured Network Deposits (“IND”) program.  Partially offsetting the decrease in the balance of wholesale interest-bearing checking was an increase of $274.8 million in other deposits comprising increases of $132.9 million and $141.9 million in retail and other wholesale deposits, respectively.

We continued to utilize a deposit listing service through which we attract wholesale time deposits targeting institutional investors with an original investment horizon of up to five years. We generally prohibit the withdrawal of our listing service deposits prior to maturity. The balance of the Bank’s listing service time deposits decreased by $25.6 million to $78.7 million, or 1.9% of total deposits at March 31, 2019, compared to $104.3 million, or 2.6% of total deposits at June 30, 2018.

We also maintain a portfolio of brokered certificates of deposit whose balances increased by $167.5 million to $251.8 million or 6.1% of total deposits at March 31, 2019 compared to $84.3 million, or 2.1% of total deposits at June 30, 2018.

Additional information about the Company’s deposits at March 31, 2019 is presented in Note 12 to the unaudited consolidated financial statements.

Borrowings. The balance of borrowings increased by $127.6 million to $1.33 billion at March 31, 2019 from $1.20 billion at June 30, 2018. The increase in borrowings primarily reflected an additional $200.0 million 90-day FHLB advance that was drawn to replace the maturing Promontory IND funding noted above and the addition of a $27.0 million FHLB Community Investment Program (“CIP”) long-term advance. In regards to the $200.0 million 90-day FHLB advance, the Company had entered into a forward-starting interest rate swap contract in July 2016 to extend the effective duration of the new advance thereby effectively fixing its cost for a longer period of time.  The increase in borrowings also reflected an $8.4 million increase in depositor sweep account balances representing normal day-to-day fluctuations in such balances.  These increases were partially offset by decreases of $109.5 million in long-term FHLB advances resulting from the scheduled maturity of such advances.

Additional information about the Company’s borrowings at March 31, 2019 is presented in Note 13 to the unaudited consolidated financial statements.

Other Liabilities. The balance of other liabilities, including advance payments by borrowers for taxes and other miscellaneous liabilities, decreased by $2.0 million to $36.9 million at March 31, 2019 from $38.9 million at June 30, 2018. The change generally reflected normal operating fluctuations in the balances of other liabilities during the period.

Stockholders’ Equity.  Stockholders’ equity decreased by $110.6 million to $1.16 billion at March 31, 2019 from $1.27 billion at June 30, 2018.  The decrease in stockholders’ equity largely reflected the impact of the Company’s share repurchases during the first nine months of fiscal 2019.  In March 2019, the Company completed its third share repurchase program which was announced in April 2018 through which it authorized the repurchase of 10,238,557 shares, or 10%, of the Company’s outstanding shares.  The shares associated with this third program were repurchased at a total cost of $138.8 million and at an average cost of $13.55 per share.  Concurrently, the Company announced its fourth share repurchase program through which it authorized the repurchase of 9,218,324 shares, or 10%, of the Company’s outstanding shares as of that date.

During the nine months ended March 31, 2019, the Company repurchased 8,231,214 shares of its common stock at a total cost of $109.5 million and an average cost of $13.30 per share.  The shares of common stock repurchased during the period included 7,543,097 shares attributed to the completion of the Company’s third share repurchase program, as noted above.  Such shares were repurchased at a total cost of $100.4 million and an average cost of $13.31 per share.  The additional 688,117 shares repurchased during the period represented 7.5% of the total shares to be repurchased under the Company’s fourth share repurchase program, also noted above.  Such shares were repurchased at a total cost of $9.1 million and at an average cost of $13.24 per share. The cumulative cost of the Company’s repurchased shares directly reduced the balance of stockholders’ equity at March 31, 2019.

The net decrease in stockholders’ equity was partially offset by net income of $33.3 million for the nine months ended March 31, 2019 from which the Company declared and paid regular quarterly cash dividends totaling $0.15 per share to stockholders during the period.  Additionally, in September 2018, the Company declared a $0.16 special cash dividend that was paid to stockholders in October 2018.  Together, the regular and special cash dividends declared during the nine months ended March 31, 2019 reduced stockholders’ equity by $28.8 million.

The change in stockholders’ equity also reflected an $11.0 million decrease in accumulated other comprehensive income, due primarily to changes in the fair value of the interest rate derivatives portfolio, and a $1.5 million increase in unearned ESOP shares reflecting shares earned by plan participants during the nine months ended March 31, 2019.

Comparison of Operating Results for the Three Months Ended March 31, 2019 and March 31, 2018

Net Income. Net income for the three months ended March 31, 2019 was $11.4 million, or $0.13 per diluted share; an increase of $6.0 million from $5.4 million, or $0.07 per diluted share, for the three months ended March 31, 2018.  The increase in net income reflected increases in net interest income, non-interest income and a decrease in the provision for loan losses that were partially offset by an increase in non-interest expense.  Together, these factors contributed to an overall increase in pre-tax income and a corresponding increase to the provision for income taxes.

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

	For the Three Months Ended March 31,
	2019				2018
	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$4,709,052		$48,116	4.09%	$3,293,664		$30,728	3.73%
Taxable investment securities (2)	1,161,492		9,511	3.28	1,003,600		6,450	2.57
Tax-exempt securities (2)	134,309		710	2.12	127,605		652	2.04
Other interest-earning assets (3)	107,554		1,320	4.91	67,770		715	4.22
Total interest-earning assets	6,112,407		59,657	3.91	4,492,639		38,545	3.43
Non-interest-earning assets	574,921				369,299
Total assets	$6,687,328				$4,861,938

Interest-bearing liabilities:
Interest-bearing demand	$790,567		$2,092	1.06	$870,762		$1,820	0.84
Savings and club	773,308		1,162	0.60	513,948		155	0.12
Certificates of deposit	2,288,836		10,860	1.90	1,385,151		5,051	1.46
Total interest-bearing deposits	3,852,711		14,114	1.47	2,769,861		7,026	1.01
Borrowings	1,318,205		6,905	2.10	811,250		4,462	2.20
Total interest-bearing liabilities	5,170,916		21,019	1.63	3,581,111		11,488	1.28
Non-interest-bearing liabilities (4)	343,575				292,105
Total liabilities	5,514,491				3,873,216
Stockholders' equity	1,172,837				988,722
Total liabilities and stockholders' equity	$6,687,328				$4,861,938

Net interest income			$38,638				$27,057
Interest rate spread (5)				2.28%				2.15%
Net interest margin (6)				2.53%				2.41%
Ratio of interest-earning assets to interest-bearing liabilities	1.18	X			1.25	X

(1)

Loans held-for-sale and non-accruing loans have been included in loans receivable and the effect of such inclusion was not material. Allowance for loan losses has been included in non-interest-earning assets.

(2)	Fair value adjustments have been excluded in the balances of interest-earning assets.
(3)	Includes interest-bearing deposits at other banks and FHLB of New York capital stock.
(4)	Includes average balances of non-interest-bearing deposits of $307,645,000 and $267,152,000, for the three months ended March 31, 2019, and 2018, respectively.
(5)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Net Interest Income. Net interest income for the three months ended March 31, 2019 was $38.6 million; an increase of $11.6 million from $27.1 million for the three months ended March 31, 2018. The increase between the comparative periods resulted from an increase in interest income of $21.1 million that was partially offset by an increase of $9.5 million in interest expense. The increase in interest income was attributable to an increase in the average balance of interest-earning assets coupled with an increase in their average yield. The increase in interest expense resulted from an increase in the average balance of interest-bearing liabilities coupled with an increase in their average cost.

The noted increase in the average balances of interest-earning assets and interest-bearing liabilities and the associated increases in their average yields and costs, respectively, reflected the impact of the Company’s acquisition of Clifton which closed on April 2, 2018 and, to a lesser extent, organic post-acquisition growth in interest-earning assets and interest-bearing liabilities.  As required by applicable accounting standards, the Company recorded purchase accounting adjustments to the carrying value of all assets acquired and liabilities assumed from Clifton to reflect their fair values at the time of acquisition.  With specific regard to the interest-earning assets acquired and interest-bearing liabilities assumed, such adjustments generally accrete or amortize into interest income and interest expense, respectively, on a level-yield/cost basis over their estimated remaining lives.  As a result, the post-acquisition yield or cost recognized by the Company on the assets and liabilities acquired generally reflect the comparable market interest rates for such instruments at the time of their acquisition.

As presented in the separate discussion and analysis of interest income and expense below, these acquisition-related factors noted above, contributed significantly to the 13 basis point increase in our net interest rate spread to 2.28% for the three months ended March 31, 2019 from 2.15% for the three months ended March 31, 2018. The increase in the net interest rate spread partly reflected a 48 basis points increase in the average yield on interest-earning assets to 3.91% for the three months ended March 31, 2019 from 3.43% for the three months ended March 31, 2018.  The increase in the average yield on interest-earning assets was partially offset by a 35 basis point increase in the average cost of interest-bearing liabilities to 1.63% from 1.28% for those same comparative periods, respectively.

The factors resulting in the reported increase in our net interest rate spread also affected our net interest margin.  In total, the Company’s net interest margin increased 12 basis points to 2.53% for the three months ended March 31, 2019 compared to 2.41% for the three months ended March 31, 2018.

Interest Income. Total interest income increased $21.1 million to $59.7 million for the three months ended March 31, 2019 from $38.5 million for the three months ended March 31, 2018. The increase in interest income partly reflected a $1.62 billion increase in the average balance of interest-earning assets to $6.11 billion for the three months ended March 31, 2019 from $4.49 billion for the three months ended March 31, 2018.  For those same comparative periods, the yield on earning assets also increased by 48 basis points to 3.91% from 3.43%.

The increase in total interest income was primarily due to the increase in interest income from loans which increased $17.4 million to $48.1 million for the three months ended March 31, 2019 from $30.7 million for the three months ended March 31, 2018.  The increase in interest income was partly attributable to a $1.42 billion increase in the average balance of loans to $4.71 billion for the three months ended March 31, 2019 from $3.29 billion for the three months ended March 31, 2018.  The increase in interest income also reflected a 36 basis point increase in the average yield on loans to 4.09% from 3.73%, for the same comparative periods, respectively.  The increase in the average balance reflected the impact of the Company’s acquisition of Clifton and, to a lesser extent, organic post-acquisition growth in loans.  The increase in the average yield on loans primarily reflected the effects of the Clifton acquisition through which the post-acquisition yield on the loans acquired reflect the comparable market interest rates for such loans at the time of their acquisition, as discussed earlier.

The increase in interest income on interest-earning assets, excluding loans, was primarily due to the increase in interest income on taxable investment securities which increased by 71 basis points to 3.28% for the three months ended March 31, 2019 from 2.57% for the three months ended March 31, 2018.  The increase in the weighted average yield on taxable investment securities was primarily attributable to an increase in the yield on the Company’s investments in floating rate securities. To a lesser extent, the increase in interest income on interest-earning assets, excluding loans, was also attributable to an increase in interest income on other interest-earning assets.  The weighted average yield on other interest earning assets increased by 69 basis points to 4.91% for the three months ended March 31, 2019 from 4.22% for the three months ended March 31, 2018.  The increase in the weighted average yield on other interest-earning assets was primarily due to an increase in the yield on the balances of the Company’s FHLB stock holdings.

Interest Expense. Total interest expense increased by $9.5 million to $21.0 million for the three months ended March 31, 2019 from $11.5 million for the three months ended March 31, 2018. The increase in interest expense partly reflected a $1.59 billion increase in the average balance of interest-bearing liabilities to $5.17 billion for the three months ended March 31, 2019 from $3.58 billion for the three months ended March 31, 2018, while also reflecting a 35 basis point increase in the average cost of interest-bearing liabilities to 1.63% from 1.28% for those same comparative periods, respectively.

Interest expense attributed to deposits increased by $7.1 million to $14.1 million for the three months ended March 31, 2019 from $7.0 million for the three months ended March 31, 2018. The increase in interest expense was attributable to increases in the average balance and average cost of interest-bearing deposits. The average balance of interest-bearing deposits increased by $1.08 billion to $3.85 billion for the three months ended March 31, 2019 from $2.77 billion for the three months ended March 31, 2018.  The increase in the average balance reflected the combined effects of the Clifton acquisition and, to a lesser extent, organic post-acquisition growth in deposits that was partially offset by a decrease in the average balance of wholesale interest-bearing checking accounts as discussed earlier.  The average cost of interest-bearing deposits increased by 46 basis points to 1.47% for the three months ended March 31, 2019 from 1.01% for the three months ended March 31, 2018 and was attributable to increases in the cost of all categories of interest-bearing deposits.

Interest expense attributed to borrowings increased by $2.4 million to $6.9 million for the three months ended March 31, 2019 from $4.5 million for the three months ended March 31, 2018. The increase in interest expense primarily reflected a $507.0 million increase in the average balance of borrowings to $1.32 billion for the three months ended March 31, 2019, from $811.3 million for the three months ended March 31, 2018.  For those same comparative periods, the average cost of borrowings decreased by 10 basis points to 2.10% from 2.20%.

The increase in the average balance of borrowings primarily reflected a $514.4 million increase in the average balance of FHLB advances to $1.29 billion for the three months ended March 31, 2019 from $777.7 million for the three months ended March 31, 2018. For those same comparative periods, the average cost of FHLB advances decreased by 14 basis points to 2.13% from 2.27%.  The increase in the average balance and decrease in the average cost of FHLB advances largely reflected the impact of the Clifton acquisition while also reflecting the impact of an additional $200 million of 90-day FHLB term advance drawn during the quarter ended September 30, 2018, to replace funding that was previously provided through the Promontory IND program, as noted earlier.  With regard to the noted FHLB advance, the Company had entered into a forward-starting interest rate swap contract in July 2016 to extend the effective duration of the new 90-day FHLB advance thereby effectively fixing its cost for a longer period of time. The increase in the average balance of FHLB advances partly reflected the addition of a $27.0 million FHLB Community Investment Program (“CIP”) long-term advance during the quarter ended December 31, 2018.  The increase in the average balance of borrowings also included a $7.5 million decrease in the average balance of depositor sweep accounts and overnight borrowings, to $26.0 million for the three months ended March 31, 2019 from $33.5 million for the three months ended March 31, 2018. The average cost of depositor sweep accounts and overnight borrowings decreased by 21 basis points to 0.35% from 0.56% between the same comparative periods.

Provision for Loan Losses. The provision for loan losses decreased by $602,000 to a provision reversal of $179,000 for the three months ended March 31, 2019 from a provision expense of $423,000 for the three months ended March 31, 2018.  The decrease was attributable to a lower provision on non-impaired loans collectively evaluated for impairment partially coupled with a decrease in the provision attributable to loans individually reviewed for impairment.  Regarding the provision on non-impaired loans, the net decrease in provision expense largely reflected the effects of a decrease in the outstanding balance of the loan portfolio that was collectively evaluated for impairment during the quarter ended March 31, 2019, compared to a net increase in that portion of the portfolio for the quarter ended March 31, 2018.

Additional information regarding the allowance for loan losses and the associated provisions recognized during the three months ended March 31, 2019 is presented in Note 11 to the unaudited consolidated financial statements as well as the Comparison of Financial Condition at March 31, 2019 and June 30, 2018.

Non-Interest Income. Non-interest income increased by $128,000 to $3.7 million for the three months ended March 31, 2019 from $3.5 million for the three months ended March 31, 2018, reflecting the effects of several offsetting factors.

Income recognized on bank-owned life insurance increased by $333,000 to $1.6 million for the three months ended March 31, 2019 from $1.2 million the three months ended March 31, 2018.  The increase was largely attributable to the additional income earned on the cash surrender value of the policies acquired in conjunction with the acquisition of Clifton.

Fees and service charges increased by $137,000 to $1.7 million for the three months ended March 31, 2019 from $1.5 million for the three months ended March 31, 2018.  The increase primarily reflected an increase in loan-related fees attributable to an increase in loan prepayment fees.

Miscellaneous non-interest income increased by $37,000 to $226,000 for the three months ended March 31, 2019 from $189,000 for the three months ended March 31, 2018.  The increase primarily reflected $14,000 of fee income recognized on mortgage banking activities which were not included in gain on sale of loans coupled with an increase in credit card referral fee income.

Partially offsetting these increases was a decrease of $195,000 in the gain on sale of loans to $151,000 for the quarter ended March 31, 2019 from $346,000 for the quarter ended March 31, 2018.  The decrease primarily reflected a lower volume of loans originated and sold between comparative periods.

Further impacting non-interest income was a net loss totaling $6,000 arising from the sale and write down of OREO during the three months ended March 31, 2019 compared to a net gain of $7,000 recognized during the three months ended March 31, 2018.  Additionally, we recognized a net loss of $182,000 on the sale and call of securities during the three months ended March 31, 2019 as compared to net losses of $1,000 during the three months ended March 31, 2018.

The remaining changes in the other components of non-interest income between comparative periods generally reflected normal operating fluctuations within those line items.

Non-Interest Expenses. Non-interest expense increased by $4.2 million to $26.8 million for the three months ended March 31, 2019 from $22.5 million for the three months ended March 31, 2018. This increase was largely attributable to increases in recurring non-interest expenses arising from the Clifton acquisition.

Salaries and employee benefits expense increased by $2.5 million to $15.4 million for the three months ended March 31, 2019 from $12.8 million for the three months ended March 31, 2018.  The increase generally reflected the effects of the additional employees retained in conjunction with the Clifton acquisition while also reflecting increases in certain compensation and benefit expenses attributable to the Company’s existing roster of employees.  Such increases included annual increases in wages and salaries for fiscal 2019 coupled with the cost of staffing additions within certain lending, business development and operational support functions.  The increase in salaries and employee benefits expense also reflected increases in commissions, incentive compensation, employee severance, employee health insurance and payroll taxes.  These increases were partially offset by decreases in employee retirement, ESOP and stock benefit plan expenses.

Net occupancy expense of premises increased by $620,000 to $3.0 million for the three months ended March 31, 2019 from $2.4 million for the three months ended March 31, 2018.  The increase was largely attributable to the ongoing operating expenses associated with the owned and leased office facilities acquired by the Company in conjunction with the Clifton acquisition.  The increase in premises occupancy expense also reflected an increase in facility lease expenses arising from costs associated with forthcoming branch additions and relocations, coupled with increases in facility repairs and maintenance and depreciation expenses relating to existing administrative and branch facilities.

Equipment and systems expense increased by $730,000 million to $3.1 million for the three months ended March 31, 2019 from $2.3 million for the three months ended March 31, 2018.  The increase in equipment and systems expense was partly attributable to the ongoing operating expenses associated with the equipment and information technology infrastructure acquired by the Company in conjunction with the Clifton acquisition.  Also contributing to this increase was an increase in core processing expense primarily resulting from the growth in loan and deposit accounts associated with the Clifton acquisition.

Advertising and marketing expense decreased by $6,000 to $739,000 for the three months ended March 31, 2019 from $745,000 for the three months ended March 31, 2018.  The decrease in advertising and marketing expense largely reflected decreases in advertising expenses across a variety of advertising formats including outdoor and electronic media reflecting normal fluctuations in the timing of certain advertising campaigns supporting the Company’s loan and deposit growth initiatives.

Federal deposit insurance premiums increased by $105,000 to $455,000 for the three months ended March 31, 2019 from $350,000 for the three months ended March 31, 2018.  The increase was primarily attributable to an increased deposit insurance assessment base arising from the effects of the Clifton acquisition as well as the Company’s organic growth.

Directors’ compensation expense increased by $81,000 to $770,000 for the three months ended March 31, 2019 from $689,000 for the three months ended March 31, 2018.  The increase in expense primarily reflected an increase in director fees attributable to the net growth in the Company’s Board of Directors by two members between comparative periods.

Miscellaneous expense increased by $563,000 to $3.4 million for the three months ended March 31, 2019 from $2.9 million for the three months ended March 31, 2018.  The increase in miscellaneous expense primarily reflected increases in the amortization of core deposit intangibles arising from the Clifton acquisition coupled with increases in legal, audit, consulting and insurance expense.

Finally, the change in non-interest expense between comparative periods also reflected $401,000 of merger-related costs associated with the Clifton acquisition that were recorded during the earlier comparative period for which no comparable costs were recorded in the current period.

Provision for Income Taxes. The provision for income taxes increased by $2.0 to $4.3 million for the three months ended March 31, 2019 from $2.3 million for the three months ended March 31, 2018.  The variance in income tax expense partly reflected a reduction in our effective income tax rate that was partially offset by an increase in the taxable portion of pre-tax income between comparative periods.

Our effective tax rate during the three month period ended March 31, 2019 was 27.4%.  In relation to statutory income tax rates, the effective tax rate for the three months ended March 31, 2019 partly reflected the effects of recurring sources of tax-favored income included in pre-tax income.  By comparison, our effective tax rate during the three month period ended March 31, 2018 was 29.6%.  The decrease in the effective tax rate primarily reflected the impact of federal income tax reform that was codified through the passage of the Tax Act on December 22, 2017 whose effects were partially offset by changes enacted by the State of New Jersey to its income tax laws that became effective on July 1, 2018. Additionally, the decrease in the effective tax rate reflected the effects of certain non-deductible merger-related expenses recognized during the prior comparative period for which no such costs were recorded in the current period.

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

Comparison of Operating Results for the Nine Months Ended March 31, 2019 and March 31, 2018

Net Income.  Net income for the nine months ended March 31, 2019 was $33.3 million, or $0.36 per diluted share; an increase of $21.5 million from $11.9 million, or $0.15 per diluted share, for the nine months ended March 31, 2018. The increase in net income reflected increases in net interest income and non-interest income that were partially offset by increases in the provision for loan losses and non-interest expense.  Together, these factors contributed to an overall increase in pre-tax income and a corresponding increase to the provision for income taxes.

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

	For the Nine Months Ended March 31,
	2019				2018
	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$4,676,435		$144,568	4.12%	$3,268,817		$91,811	3.74%
Taxable investment securities (2)	1,166,995		27,441	3.14	1,000,370		18,383	2.45
Tax-exempt securities (2)	135,280		2,139	2.11	125,486		1,914	2.03
Other interest-earning assets (3)	102,664		3,737	4.85	76,808		2,061	3.58
Total interest-earning assets	6,081,374		177,885	3.90	4,471,481		114,169	3.40
Non-interest-earning assets	586,366				364,836
Total assets	$6,667,740				$4,836,317

Interest-bearing liabilities:
Interest-bearing demand	$790,568		$5,707	0.96	$860,910		$5,156	0.80
Savings and club	754,775		2,849	0.50	518,414		474	0.12
Certificates of deposit	2,182,820		28,824	1.76	1,335,125		14,264	1.42
Total interest-bearing deposits	3,728,163		37,380	1.34	2,714,449		19,894	0.98
Borrowings	1,374,421		22,338	2.17	809,810		13,573	2.23
Total interest-bearing liabilities	5,102,584		59,718	1.56	3,524,259		33,467	1.27
Non-interest-bearing liabilities (4)	351,307				300,420
Total liabilities	5,453,891				3,824,679
Stockholders' equity	1,213,849				1,011,638
Total liabilities and stockholders' equity	$6,667,740				$4,836,317

Net interest income			$118,167				$80,702
Interest rate spread (5)				2.34%				2.13%
Net interest margin (6)				2.59%				2.41%
Ratio of interest-earning assets to interest-bearing liabilities	1.19	X			1.27	X

(1)

Loans held-for-sale and non-accruing loans have been included in loans receivable and the effect of such inclusion was not material. Allowance for loan losses has been included in non-interest-earning assets.

(2)	Fair value adjustments have been excluded in the balances of interest-earning assets.
(3)	Includes interest-bearing deposits at other banks and FHLB of New York capital stock.
(4)	Includes average balances of non-interest-bearing deposits of $312,342,000 and $273,125,000, for the nine months ended March 31, 2019, and 2018, respectively.
(5)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Net Interest Income.  Net interest income for the nine months ended March 31, 2019 was $118.2 million; an increase of $37.5 million from $80.7 million for the nine months ended March 31, 2018.  The increase between the comparative periods resulted from an increase in interest income of $63.7 million that was partially offset by an increase of $26.2 million in interest expense.  The increase in interest income was attributable to an increase in the average balance of interest-earning assets coupled with an increase in their average yield.  The increase in interest expense resulted from an increase in the average balance of interest-bearing liabilities coupled with an increase in their average cost.

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

As presented in the separate discussion and analysis of interest income and expense below, these acquisition-related factors noted above, contributed significantly to the 21 basis point increase in our net interest rate spread to 2.34% for the nine months ended March 31, 2019 from 2.13% for the nine months ended March 31, 2018. The increase in the net interest rate spread partly reflected a 50 basis points increase in the average yield on interest-earning assets to 3.90% for the nine months ended March 31, 2019 from 3.40% for the nine months ended March 31, 2018.  The increase in the average yield on interest-earning assets was partially offset by a 29 basis point increase in the average cost of interest-bearing liabilities to 1.56% from 1.27% for those same comparative periods, respectively.

The factors resulting in the reported increase in our net interest rate spread also affected our net interest margin.  In total, the Company’s net interest margin increased 18 basis points to 2.59% for the nine months ended March 31, 2019 compared to 2.41% for the nine months ended March 31, 2018.

Interest Income. Total interest income increased $63.7 million to $177.9 million for the nine months ended March 31, 2019 from $114.2 million for the nine months ended March 31, 2018. The increase in interest income partly reflected a $1.61 billion increase in the average balance of interest-earning assets to $6.08 billion for the nine months ended March 31, 2019 from $4.47 billion for the nine months ended March 31, 2018.  For those same comparative periods, the yield on earning assets also increased by 50 basis points to 3.90% from 3.40%.

Interest income from loans increased $52.8 million to $144.6 million for the nine months ended March 31, 2019 from $91.8 million for the nine months ended March 31, 2018.  The average balance of loans increased by $1.41 billion to $4.68 billion for the nine months ended March 31, 2019 from $3.27 billion for the nine months ended March 31, 2018.  The average yield on loans increased by 38 basis points to 4.12% for the nine months ended March 31, 2019 from 3.74% for the nine months ended March 31, 2018.  The increase in the average balance reflected the impact of the Company’s acquisition of Clifton and, to a lesser extent, organic post-acquisition growth in loans.  The increase in the average yield on loans primarily reflected the effects of the Clifton acquisition through which the post-acquisition yield on the loans acquired reflect the comparable market interest rates for such loans at the time of their acquisition, as discussed earlier.

The increase in interest income on interest-earning assets, excluding loans, was primarily due to the increase in interest income on taxable investment securities.  The weighted average yield on taxable investment securities increased by 69 basis points to 3.14% for the nine months ended March 31, 2019 from 2.45% for the nine months ended March 31, 2018.  The increase in the weighted average yield on taxable investment securities was primarily attributable to an increase in the yield on the Company’s investments in floating rate securities. To a lesser extent, the increase in interest income on interest-earning assets, excluding loans, was also attributable to an increase in interest income on other interest-earning assets.  The weighted average yield on other interest earning assets increased by 127 basis points to 4.85% for the nine months ended March 31, 2019 from 3.58% for the nine months ended March 31, 2018.  The increase in the weighted average yield on other interest-earning assets was primarily due to an increase in the yield on the balances of the Company’s FHLB stock holdings.

Interest Expense. Total interest expense increased by $26.3 million to $59.7 million for the nine months ended March 31, 2019 from $33.5 million for the nine months ended March 31, 2018.  The increase in interest expense partly reflected a $1.58 billion increase in the average balance of interest-bearing liabilities to $5.10 billion for the nine months ended March 31, 2019 from $3.53 billion for the nine months ended March 31, 2018 while also reflecting a 29 basis point increase in the average cost of interest-bearing liabilities to 1.56% from 1.27% for those same comparative periods, respectively.

Interest expense attributed to deposits increased by $17.5 million to $37.4 million for the nine months ended March 31, 2019 from $19.9 million for the nine months ended March 31, 2018. The increase in interest expense was attributable to increases in the average balance and average cost of interest-bearing deposits.  The average balance of interest-bearing deposits increased by $1.01 billion to $3.73 billion for the nine months ended March 31, 2019 from $2.72 billion for the nine months ended March 31, 2018. The increase in the average balance reflected the combined effects of the Clifton acquisition coupled with organic growth in deposits that was partially offset by a decrease in the average balance of wholesale interest-bearing checking accounts as discussed earlier.  The average cost of interest-bearing deposits increased by 36 basis points to 1.34% for the nine months ended March 31, 2019 from 0.98% for the nine months ended March 31, 2018.

Interest expense attributed to borrowings increased by $8.7 million to $22.3 million for the nine months ended March 31, 2019 from $13.6 million for the nine months ended March 31, 2018.  The increase in interest expense partly reflected a $564.6 million increase in the average balance of borrowings to $1.37 billion for the nine months ended March 31, 2019, from $809.8 million for the nine months ended March 31, 2018 while also reflecting a six basis point decrease in the average cost of borrowings to 2.17% from 2.23% for those same comparative periods, respectively.

The increase in the average balance of borrowings primarily reflected a $534.3 million increase in the average balance of FHLB advances to $1.31 billion for the nine months ended March 31, 2019 from $777.8 million for the nine months ended March 31, 2018. For those same comparative periods, the average cost of FHLB advances decreased by 11 basis points to 2.20% from 2.31%.  The increase in the average balance and decrease in the average cost of FHLB advances largely reflected the impact of the Clifton acquisition while also reflecting the impact of an additional $200 million of 90-day FHLB term advance drawn during the quarter ended September 30, 2018, to replace funding that was previously provided through the Promontory IND program, as noted earlier.  With regard to the noted FHLB advance, the Company had entered into a forward-starting interest rate swap contract in July 2016 to extend the effective duration of the new 90-day FHLB advance thereby effectively fixing its cost for a longer period of time. The increase in the average balance of FHLB advances partly reflected the addition of a $27.0 million FHLB CIP long-term advance during the quarter ended December 31, 2018.  The increase in the average balance of borrowings also included a $30.4 million increase in the average balance of depositor sweep accounts and overnight borrowings, to $62.4 million for the nine months ended March 31, 2019 from $32.0 million for the nine months ended March 31, 2018. The average cost of depositor sweep accounts and overnight borrowings increased by 115 basis points to 1.52% from 0.37% between the same comparative periods.

Provision for Loan Losses. The provision for loan losses increased by $903,000 to $2.9 million for the nine months ended March 31, 2019 from $2.0 million for the nine months ended March 31, 2018.  The increase was attributable to a higher provision on non-impaired loans evaluated collectively for impairment partially offset by a decrease in the provision attributable to losses recognized on loans individually reviewed for impairment.  Regarding the provision on non-impaired loans, the net increase in provision expense largely reflected a relatively greater level of growth in the outstanding balance of the loan portfolio that was collectively evaluated for impairment coupled with an increase in environmental loss factors between comparative periods.  Partially offsetting these increases was a lower level of historical loss factors between comparative periods.

Additional information regarding the allowance for loan losses and the associated provisions recognized during the nine months ended March 31, 2019 is presented in Note 11 to the unaudited consolidated financial statements as well as the Comparison of Financial Condition at March 31, 2019 and June 30, 2018.

Non-Interest Income. Non-interest income increased by $262,000 to $10.2 million for the nine months ended March 31, 2019 from $9.9 million for the nine months ended March 31, 2018, reflecting the effects of several offsetting factors.

Income recognized on bank-owned life insurance increased by $995,000 to $4.8 million for the nine months ended March 31, 2019 from $3.8 million for the three months ended March 31, 2018.  The increase was largely attributable to the additional income earned on the cash surrender value of the policies acquired in conjunction with the Clifton acquisition.

Miscellaneous non-interest income increased by $27,000 to $347,000 for the three months ended March 31, 2019 from $320,000 for the three months ended March 31, 2018.  The increase primarily reflected $14,000 of fee income recognized on mortgage banking activities which were not included in gain on sale of loans coupled with an increase in credit card referral fee income.

Fees and service charges decreased by $102,000 to $4.1 million for the three months ended March 31, 2019 from $4.2 million for the three months ended March 31, 2018.  The decrease primarily reflected a reduction in loan-related fees attributable to a decrease in loan prepayment fees.

Gain on sale of loans decreased by $493,000 to $384,000 for the three months ended March 31, 2019 from $877,000 for the three months ended March 31, 2018.  The decrease in loan sale gains primarily reflected a lower volume of loans originated and sold between comparative periods.

Further impacting non-interest income was a net loss totaling $20,000 arising from the write down and sale of REO during the nine months ended March 31, 2019 compared to a net loss totaling $79,000 during the earlier comparative period.  Additionally, we recognized a net loss of $182,000 on the sale and call of securities during the nine months ended March 31, 2019 as compared to a net loss of $1,000 during the earlier comparative period.

The remaining changes in the other components of non-interest income between comparative periods generally reflected normal operating fluctuations within those line items.

Non-Interest Expenses. Non-interest expense increased by $13.9 million to $80.5 million for the nine months ended March 31, 2019 from $66.6 million for the nine months ended March 31, 2018. This increase was largely attributable to increases in recurring non-interest expenses arising from the Clifton acquisition.

Salaries and employee benefits expense increased by $8.2 million to $46.7 million for the nine months ended March 31, 2019 from $38.5 million for the nine months ended March 31, 2018.  The increase generally reflected the effects of the additional employees retained in conjunction with the Clifton acquisition while also reflecting increases in certain compensation and benefit expenses attributable to the Company’s existing roster of employees.  Such increase included annual increases in wages and salaries for fiscal 2019 coupled with the cost of staffing additions within certain lending, business development and operational support functions.  The increase in salaries and employee benefits expense also reflected increases in commissions, incentive compensation, employee severance, employee health insurance and payroll taxes.  These increases were partially offset by decreases in employee retirement, ESOP and stock benefit plan expenses.

Net occupancy expense of premises increased by $2.0 million to $8.5 million for the nine months ended March 31, 2019 from $6.5 million for the nine months ended March 31, 2018.  The increase was largely attributable to the ongoing operating expenses associated with the owned and leased office facilities acquired by the Company in conjunction with the Clifton acquisition.  The increase in premises occupancy expense also reflected an increase in facility lease expenses arising from costs associated with forthcoming branch additions and relocations, coupled with increases in facility repairs and maintenance and depreciation expenses relating to existing administrative and branch facilities.

Equipment and systems expense increased by $2.7 million to $9.4 million for the nine months ended March 31, 2019 from $6.7 million for the nine months ended March 31, 2018.  The increase in equipment and systems expense was largely attributable to the ongoing operating expenses associated with the equipment and information technology infrastructure acquired by the Company in conjunction with the Clifton acquisition.  However, the increase also reflected $551,000 of non-recurring information technology expenses recognized by the Company in conjunction with the October 2018 conversion and integration of Clifton’s core processing system.

Advertising and marketing expense decreased by $100,000 to $2.1 million for the nine months ended March 31, 2019 from $2.2 million for the nine months ended March 31, 2018.  The decrease in advertising and marketing expense largely reflected decreases in advertising expenses across a variety of advertising formats including outdoor and electronic media reflecting normal fluctuations in the timing of certain advertising campaigns supporting the Company’s loan and deposit growth initiatives.

Federal deposit insurance premiums increased by $288,000 to $1.3 million for the nine months ended March 31, 2019 from $1.1 million for the nine months ended March 31, 2018.  The increase was primarily attributable to an increased deposit insurance assessment base arising from the effects of the Clifton acquisition as well as the Company’s organic growth.

Directors’ compensation expense increased by $208,000 to $2.3 million for the nine months ended March 31, 2019 from $2.1 million for the nine months ended March 31, 2018.  The increase in expense primarily reflected an increase in director fees attributable to the net growth in the Company’s Board of Directors by two members between comparative periods.

Miscellaneous expense increased by $2.2 million to $10.3 million for the nine months ended March 31, 2019 from $8.1 million for the nine months ended March 31, 2018.  The increase in miscellaneous expense primarily reflected increases in the amortization of core deposit intangibles arising from the Clifton acquisition coupled with increases in legal, audit, consulting and insurance expense.  Also included in this increase was $108,000 of non-recurring expenses associated with the October 2018 conversion and integration of Clifton’s core processing system.

Finally, the change in non-interest expense between comparative periods also reflected $1.6 million of merger-related costs associated with the Clifton acquisition that were recorded during the earlier comparative period for which no comparable costs were recorded in the current period.

Provision for Income Taxes. The provision for income taxes increased by $1.5 million to $11.6 million for the nine months ended March 31, 2019 from $10.1 million for the nine months ended March 31, 2018.  The variance in income tax expense partly reflected a reduction in our effective income tax rate that was partially offset by an increase in the taxable portion of pre-tax income between comparative periods.

Our effective tax rate during the nine month period ended March 31, 2019 was 25.8%.  In relation to statutory income tax rates, the effective tax rate for the nine months ended March 31, 2019 partly reflected the effects of recurring sources of tax-favored income included in pre-tax income.  By comparison, our effective tax rate during the nine month period ended March 31, 2018 was 46.1%.  The decrease in the effective tax rate primarily reflected the impact of federal income tax reform that was codified through the passage of the Tax Act on December 22, 2017 whose effects were partially offset by changes enacted by the State of New Jersey to its income tax laws that became effective on July 1, 2018.  Additionally, the decrease in the effective tax rate reflected the effects of certain non-deductible merger-related expenses recognized during the prior comparative period for which no such costs were recorded in the current period.

Additional information regarding the Tax Act is presented in the Comparison of Operating Results for the Three Months Ended March 31, 2019 and March 31, 2018 under “Provision for Income Taxes.”

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

The Bank is required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure a safe operation. The balance of our cash and cash equivalents decreased by $74.7 million to $54.2 million at March 31, 2019 from $128.9 million at June 30, 2018.  The decrease in the balance of cash and cash equivalents largely reflected the Company’s ongoing effort to enhance earnings by generally limiting the level of lower-yielding, short-term liquid assets to the levels needed to meet its day-to-day funding obligations and overall liquidity risk management objectives.  The elevated levels of cash and cash equivalents at June 30, 2018 partly reflected operating fluctuations in the Company’s short-term liquidity coupled with the acquisition of $36.6 million in cash and cash equivalents acquired from Clifton.

Short-term investments qualifying as liquid assets are supplemented by our portfolio of securities classified as available for sale whose balances at March 31, 2019 included $726.9 million of investment securities that can readily be sold if necessary.

At March 31, 2019, the Company had outstanding commitments to originate and purchase loans held in portfolio totaling approximately $32.6 million while such commitments totaled $142.7 million at June 30, 2018.  As of those same dates, the Company’s pipeline of loans held for sale included $15.4 million and $10.8 million of loans in process, respectively, whose terms included interest rate locks to borrowers that were paired with a non-binding, best-efforts, commitment to sell the loan to a buyer at a fixed price and within a predetermined timeframe after the sale commitment is established.

Construction loans in process and unused lines of credit were $3.4 million and $79.2 million, respectively, at March 31, 2019 compared to $9.9 million and $71.6 million, respectively, at June 30, 2018. The Company is also subject to the contingent liabilities resulting from letters of credit whose outstanding balances totaled $1.1 million and $912,000 at March 31, 2019 and June 30, 2018, respectively.

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

As noted earlier, for the nine months ended March 31, 2019, the balance of total deposits increased by $64.0 million to $4.14 billion from $4.07 billion at June 30, 2018.  The net increase in deposit balances reflected a $72.2 million increase in interest-bearing deposits offset by an $8.2 million decrease in non-interest-bearing deposits.  The increase in interest-bearing deposits included increases in the balance of savings and club accounts and certificates of deposit totaling $33.6 million and $239.5 million, respectively, which were partially offset by a decrease in the balance of interest-bearing checking accounts totaling $200.9 million. The decrease in the balance of interest-bearing checking accounts primarily reflected a $210.8 million decrease in the balance of wholesale money market deposits attributable to the scheduled maturity and termination of the Company’s participation in the Promontory IND program, as noted earlier.  The balance of certificates of deposit with maturities within one year increased to $1.59 billion at March 31, 2019 compared to $1.12 billion at June 30, 2018 with such balances representing 70.6% and 55.7% of total certificates of deposit at the close of each period, respectively.

Borrowings from the FHLB of New York and other sources are generally available to supplement the Company’s liquidity position and, to the extent that maturing deposits do not remain with the Company, management may replace such funds with borrowings.  As of March 31, 2019, the Company’s outstanding balance of FHLB advances, excluding fair value adjustments, totaled $1.29 billion.  Of these advances, $145.0 million represent long-term, fixed-rate advances maturing in 2023 that have terms enabling the FHLB to call the borrowing at their option prior to maturity. The remaining balance of long-term, fixed-rate advances included 31 term advances totaling $323.9 million with maturities ranging from fiscal 2019 to fiscal 2026 and one fixed-rate, amortizing advance maturing in fiscal 2021 with an outstanding balance of $275,000 at March 31, 2019.  Short-term FHLB advances at March 31, 2019 included $825.0 million of fixed-rate borrowings which have been effectively converted to longer duration funding sources through the use of interest rate derivatives.

The Company has the capacity to borrow additional funds from the FHLB, through a line of credit or by taking additional short-term or long-term advances including overnight borrowings. Such borrowings are an option available to management if funding needs change or to modify the effective duration of liabilities. As of March 31, 2019, the Bank’s borrowing potential at the FHLB of New York was $1.51 billion without pledging additional collateral. In addition to the FHLB advances, the Bank has other borrowings totaling $36.9 million at March 31, 2019 representing collateralized overnight sweep account balances linked to customer demand deposits.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of March 31, 2019, the Company and the Bank exceeded all capital requirements of federal banking regulators.

The following table sets forth the Bank’s capital position at March 31, 2019 and June 30, 2018, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At March 31, 2019
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$784,519	19.09%	$328,736	8.00%	$410,920	10.00%
Tier 1 capital (to risk-weighted assets)	751,414	18.29%	246,552	6.00%	328,736	8.00%
Common equity tier 1 capital (to risk-weighted assets)	751,414	18.29%	184,914	4.50%	267,098	6.50%
Tier 1 capital (to adjusted total assets)	751,414	11.63%	258,411	4.00%	323,013	5.00%

	At June 30, 2018
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$987,251	24.07%	$328,174	8.00%	$410,217	10.00%
Tier 1 capital (to risk-weighted assets)	956,386	23.31%	246,130	6.00%	328,174	8.00%
Common equity tier 1 capital (to risk-weighted assets)	956,386	23.31%	184,598	4.50%	266,641	6.50%
Tier 1 capital (to adjusted total assets)	956,386	15.10%	253,300	4.00%	316,625	5.00%

The following table sets forth the Company’s capital position at March 31, 2019 and June 30, 2018, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At March 31, 2019
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$967,159	23.45%	$330,000	8.00%
Tier 1 capital (to risk-weighted assets)	934,054	22.64%	247,500	6.00%
Common equity tier 1 capital (to risk-weighted assets)	934,054	22.64%	185,625	4.50%
Tier 1 capital (to adjusted total assets)	934,054	14.42%	259,122	4.00%

	At June 30, 2018
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$1,062,398	25.80%	$329,409	8.00%
Tier 1 capital (to risk-weighted assets)	1,031,533	25.05%	247,057	6.00%
Common equity tier 1 capital (to risk-weighted assets)	1,031,533	25.05%	185,293	4.50%
Tier 1 capital (to adjusted total assets)	1,031,533	16.24%	254,015	4.00%

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10% and have proposed 9% as the minimum capital level.  A financial institution can elect to be subject to this new definition.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving the Bank’s facilities. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to extend credit to meet the financing needs of our customers. At March 31, 2019, we had no significant off-balance sheet commitments for capital expenditures.

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

Our liability-based funding sources totaled $5.47 billion at March 31, 2019 and comprised $4.14 billion of total deposits and $1.33 billion of total borrowings.  Total deposits as of that date included certificates of deposit totaling $2.26 billion representing 54.5% of total deposits and 41.3% of total funding.  The interest rates paid on the Company’s certificates of deposit are generally fixed until maturity at which time the customer has the option to re-price the certificate for a new interest rate and/or term to maturity.  Alternately, the customer may opt to transfer or close the account at maturity.  Given these considerations, the degree of sensitivity of the Company’s certificates of deposit is largely determined by the aggregate term to maturity characteristics of the underlying accounts.  In this regard, $1.59 billion, or 70.6%, of our certificates of deposit mature within one year with an additional $414.1 million, or 18.4%, of our certificates of deposit maturing after one year but within two years.  The remaining $248.4 million or 11.0% of certificates at March 31, 2019 have remaining terms to maturity exceeding two years.

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

In addition to certificates of deposit, the balance of deposits at March 31, 2019 also included non-maturity deposit balances totaling $1.88 billion representing 45.5% of total deposits and 34.4% of total funding.  Such balances included interest-bearing checking accounts and savings and club accounts totaling $800.0 million and $777.7 million, respectively, as well as non-interest-bearing checking account balances totaling $303.7 million at March 31, 2019.  Historically, the repricing characteristics of the Company’s interest-bearing, non-maturity accounts are generally correlated to movements in short-term market interest rates.  As above, the degree of such correlation is generally determined by the direction, timing and magnitude of changes in interest rates paid on non-maturity deposits in relation to those of short-term market interest rates.

Excluding fair value adjustments, the balance of FHLB advances totaled $1.29 billion at March 31, 2019 and comprised both short-term and long-term advances with fixed rates of interest. Short-term FHLB advances generally have original maturities of less than one year and may include overnight borrowings which the Bank typically utilizes to address short term funding needs as they arise. Short-term FHLB advances at March 31, 2019 include $825.0 million of 90-day FHLB advances that are generally forecasted to be periodically redrawn at maturity for the same 90-day term as the original advance. Based on this presumption, the Bank has utilized interest rate derivatives to extend the effective duration of each of these advances at the time they were drawn thereby effectively fixing their cost for longer periods of time.  Given the effects of the interest rate derivatives, the effective fixed-rate, weighted average remaining term to maturity of the noted advances was approximately 2.6 years at March 31, 2019.

Long-term advances generally include advances with original maturities of greater than one year. At March 31, 2019, our outstanding balance of long-term FHLB advances totaled $469.2 million. Such advances included $145.0 million of fixed-rate, callable term advances and $323.9 million of fixed-rate, non-callable term advances as well as a $275,000 fixed-rate amortizing advance.  The weighted average remaining term to maturity of the Company’s long-term, fixed rate FHLB advances was approximately 3.6 years at March 31, 2019.  In addition to FHLB advances, the balance of borrowings at March 31, 2019 also included $36.9 million in collateralized overnight sweep account balances linked to customer demand deposits.

With respect to the maturity and re-pricing of our interest-earning assets, at March 31, 2019, $106.8 million, or 2.3% of our total loans, will reach their contractual maturity dates within one year with the remaining $4.61 billion, or 97.7% of total loans having remaining terms to contractual maturity in excess of one year.  Of loans maturing after one year, $1.95 billion had fixed rates of interest while the remaining $2.66 billion had adjustable rates of interest, with such loans representing 41.4% and 56.3% of total loans, respectively.

At March 31, 2019, $10.2 million, or 0.8% of our total securities, will reach their contractual maturity dates within one year with the remaining $1.31 billion, or 99.2% of total securities, having remaining terms to contractual maturity in excess of one year. Of the latter category, $736.8 million comprising 55.8% of our total securities had fixed rates of interest while the remaining $572.1 million comprising 43.4% of our total securities had adjustable or floating rates of interest.

At March 31, 2019, mortgage-related assets, including mortgage loans and mortgage-backed securities, totaled $5.23 billion and comprised 78.6% of total assets.  In addition to remaining term to maturity and interest rate type as discussed above, other factors contribute significantly to the level of interest rate risk associated with mortgage-related assets.  In particular, the scheduled amortization of principal and the borrower’s option to prepay any or all of a mortgage loan’s principal balance, where applicable, have a significant effect on the average lives of such assets and, therefore, the interest rate risk associated with them.  In general, the prepayment rate on lower yielding assets tends to slow as interest rates rise due to the reduced financial incentive for borrowers to refinance their loans.  By contrast, the prepayment rate of higher yielding assets tends to accelerate as interest rates decline due to the increased financial incentive for borrowers to prepay or refinance their loans to comparatively lower interest rates.

In general, the interest rates paid on our deposits tend to be determined based upon the level of shorter-term interest rates.  In contrast, the interest rates earned on our loans generally tend to be based upon the level of comparatively longer-term interest rates to the extent such assets are fixed-rate in nature. As such, the overall spread between shorter-term and longer-term interest rates when earning assets and costing liabilities re-price greatly influences our overall net interest spread over time.  In general, a wider spread between shorter-term and longer-term interest rates, implying a steeper yield curve, is beneficial to our net interest spread.  By contrast, a narrower spread between shorter-term and longer-term interest rates, implying a flatter yield curve, or a negative spread between those measures, implying an inverted yield curve, adversely impacts our net interest spread.

We continue to execute various strategies to manage the risk to our net interest rate spread and margin arising from adverse changes in interest rates and the shape of the yield curve.  Such strategies include deploying excess liquidity in higher yielding interest-earning assets, increasing the balance of our non-interest bearing deposits and continuing to limit increases in our cost of interest-bearing liabilities while extending their duration through various deposit pricing strategies.

Notwithstanding these efforts, the risk of further net interest rate spread and margin compression is significant as the yield on our interest-earning assets reflects the lingering impact of the relatively low level of longer-term market interest rates in prior years whereas recent increases in shorter-term market interest rates have affected the cost of our interest-bearing liabilities.  Moreover, the continuation of the relatively flat yield curve or additional increases in shorter-term market interest rates may cause our cost of interest-bearing liabilities to rise faster than our yield on interest-earning assets.

As an interest rate risk management strategy, our business plan also calls for greater expansion into C&I and construction lending and continued growth in longer duration core deposits. Toward that end, we are continuing to expand our lending resources with experienced business lenders focused on the origination of floating-rate and shorter-term fixed-rate loans and the corresponding core deposit account balances typically associated with such relationships.  We have also developed an interest rate risk management strategy through which certain longer-duration, fixed-rate mortgage loan originations may be effectively converted into floating-rate assets through the use of derivative instruments.

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

Our EVE ratio is first calculated in a base case scenario that assumes no change in interest rates as of the measurement date. The model then measures the change in the EVE ratio throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve up and down 100, 200 and 300 basis points with additional scenarios modeled where appropriate. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates. Our interest rate risk management policy establishes acceptable floors for the EVE ratio and caps for the maximum percentage change in the dollar amount of EVE throughout the scenarios modeled.  The relatively low level of interest rates prevalent at March 31, 2019 and June 30, 2018 precluded the modeling of certain falling rate scenarios as parallel downward shifts in the yield curve would have resulted in negative interest rates for several points along that curve as of those analysis dates.

The following tables present the results of our internal EVE analysis as of March 31, 2019 and June 30, 2018, respectively.

	March 31, 2019
	Economic Value of Equity ("EVE")			EVE as a % of Present Value of Assets
Change in Interest Rates	$ Amount of EVE	$ Change in EVE	% Change in EVE	EVE Ratio	Change in EVE Ratio
	(Dollars in Thousands)
+300 bps	791,176	(188,932)	(19)%	13.49%	(183)	bps
+200 bps	855,328	(124,780)	(13)%	14.17%	(115)	bps
+100 bps	927,416	(52,692)	(5)%	14.91%	(41)	bps
0 bps	980,108	-	-	15.32%	-
-100 bps	975,783	(4,325)	(0)%	14.93%	(39)	bps
-200 bps	925,449	(54,659)	(6)%	13.92%	(140)	bps

	June 30, 2018
	Economic Value of Equity ("EVE")			EVE as a % of Present Value of Assets
Change in Interest Rates	$ Amount of EVE	$ Change in EVE	% Change in EVE	EVE Ratio	Change in EVE Ratio
	(Dollars in Thousands)
+300 bps	912,671	(212,562)	(19)%	16.06%	(193)	bps
+200 bps	976,386	(148,847)	(13)%	16.67%	(132)	bps
+100 bps	1,056,154	(69,079)	(6)%	17.44%	(55)	bps
0 bps	1,125,233	-	-	17.99%	-
-100 bps	1,134,786	9,553	1%	17.67%	(32)	bps

As seen in the tables above, the dollar amount of EVE and the EVE ratios declined between comparative periods across all scenarios modeled while the sensitivity of those measures to movements in interest rates generally decreased slightly.  The decrease in the dollar amount of EVE and the EVE ratios across all rate scenarios largely reflect the overall decrease in stockholders’ equity arising from the Company’s continued repurchases of its common stock during the nine months ended March 31, 2019. The noted decrease in sensitivity of these measures largely reflected the impact of the reallocation of various balance sheet categories during the nine months ended March 31, 2019.

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

As illustrated in the tables below, at both March 31, 2019 and June 30, 2018, the findings of our NII-based analysis generally reflect a slight increase between comparative periods in interest rate risk exposure in the rising rate scenarios with a slight decrease between comparative periods in interest rate risk exposure in the falling rate scenario.

The following tables present the results of our internal NII analysis as of March 31, 2019 and June 30, 2018, respectively.

			March 31, 2019
			Net Interest Income ("NII")
Change in Interest Rates	Balance Sheet Composition	Measurement Period	$ Amount of NII	$ Change in NII	% Change in NII
			(Dollars In Thousands)
+300 bps	Static	One Year	$137,520	$(14,013)	(9.25)%
+200 bps	Static	One Year	142,316	(9,217)	(6.08)
+100 bps	Static	One Year	147,821	(3,712)	(2.45)
0 bps	Static	One Year	151,533	-	-
-100 bps	Static	One Year	150,759	(774)	(0.51)
-200 bps	Static	One Year	147,335	(4,198)	(2.77)

			June 30, 2018
			Net Interest Income ("NII")
Change in Interest Rates	Balance Sheet Composition	Measurement Period	$ Amount of NII	$ Change in NII	% Change in NII
			(Dollars In Thousands)
+300 bps	Static	One Year	$151,420	$(6,540)	(4.14)%
+200 bps	Static	One Year	153,792	(4,168)	(2.64)
+100 bps	Static	One Year	156,617	(1,343)	(0.85)
0 bps	Static	One Year	157,960	-	-
-100 bps	Static	One Year	152,956	(5,004)	(3.17)

The relatively low level of interest rates prevalent at March 31, 2019 and June 30, 2018 precluded the modeling of certain falling rate scenarios normally used in the Company’s EVE and NII-based analyses as parallel downward shifts in the yield curve would have resulted in negative interest rates for several points along that curve as of those dates.

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

During the quarter ended March 31, 2019, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	Legal Proceedings

At March 31, 2019, neither the Company nor the Bank were involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

ITEM 1A.	Risk Factors

There have been no material changes to the Risk Factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2018, previously filed with the Securities and Exchange Commission.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The following table reports information regarding repurchases of the Company’s common stock during the quarter ended March 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2019	764,096	$13.13	764,096	993,476
February 1-28, 2019	828,179	$13.29	828,179	165,297
March 1-31, 2019	853,414	$13.30	853,414	8,530,207

Total	2,445,689	$13.24	2,445,689	8,530,207

(1)

On March 13, 2019, the Company announced the authorization of a fourth repurchase plan for up to 9,218,324 shares or 10% of shares then outstanding.  This plan has no expiration date.  The plan commenced upon the completion of the third stock repurchase plan, which was announced on April 27, 2018, and authorized the purchase of up to 10,238,557 shares or 10% of shares then outstanding.

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
101

The following materials from the Company’s Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

KEARNY FINANCIAL CORP.

Date: May 9, 2019	By:	/s/ Craig L. Montanaro
Craig L. Montanaro
President and Chief Executive Officer
(Duly authorized officer and Principal Executive Officer)

Date: May 9, 2019	By:	/s/ Keith Suchodolski
Keith Suchodolski
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)