Form 10-K
period 2019-06-30
Kearny Financial Corp.
filed 2019-08-28
CIK 1617242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 001-37399

KEARNY FINANCIAL CORP.

(Exact name of Registrant as specified in its Charter)

Maryland	30-0870244
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

120 Passaic Avenue, Fairfield, New Jersey	07004
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (973) 244-4500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	KRNY	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☒  YES    ☐  NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  YES    ☒  NO

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  YES    ☐  NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒  YES    ☐  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.   See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non‑affiliates of the Registrant on December 31, 2018 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $1.09 billion.  Solely for purposes of this calculation, shares held by directors, executive officers and greater than 10% stockholders are treated as shares held by affiliates.

As of August 20, 2019 there were outstanding 87,767,104 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the definitive Proxy Statement for the Registrant’s 2019 Annual Meeting of Stockholders. (Part III)

KEARNY FINANCIAL CORP.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 30, 2019

i

PART I

Item 1. Business

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning. These forward-looking statements include, but are not limited to:

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
•

cyber-attacks, computer viruses and other technological risks that may breach the security of our websites or other systems to obtain unauthorized access to confidential information and destroy data or disable our systems;

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

General

Kearny Financial Corp. (the “Company,” or “Kearny Financial”), is a Maryland corporation that is the holding company for Kearny Bank (the “Bank” or “Kearny Bank”), a nonmember New Jersey stock savings bank.  The Bank converted its charter to that of a New Jersey savings bank on June 29, 2017 having previously been a federally chartered stock savings bank.

On May 18, 2015, the Company completed its second-step conversion and stock offering through which it converted from the mutual holding company structure to a fully public company.  In conjunction with that transaction, the Company sold 71,750,000 shares of its common stock at $10.00 per share, resulting in gross proceeds of $717.5 million.  The new shares issued included 3,612,500 shares sold to the Bank’s Employee Stock Ownership Plan (“ESOP”).  Concurrent with the closing of the transaction, the Company also issued an additional 500,000 shares of its common stock with an aggregate value of $5.0 million and contributed these shares with an additional $5.0 million in cash to the KearnyBank Foundation.  After adjusting for transaction costs and the value of the shares issued to the Bank’s ESOP, the Company recognized a net increase in equity capital of $670.7 million.  Each outstanding share held by the public stockholders of Kearny Financial Corp., a federal corporation, was converted into 1.3804 shares of the Company’s new common stock while the shares previously held by Kearny MHC, the former mutual holding company, were cancelled.

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

We operate from our administrative headquarters in Fairfield, New Jersey and, as of June 30, 2019, had 54 branch offices.  In April 2019, we announced the consolidation of seven of our branch offices located in northern and central New Jersey.  One such consolidation was completed in June 2019 while the remaining six were completed in July 2019, thereby reducing the number of branch offices to 48.  The Company maintains a website at www.kearnybank.com.  We make available through that website, free of charge, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports and proxy materials as soon as is reasonably practicable after the Company electronically files those materials with, or furnishes them to, the Securities and Exchange Commission.  You may access these materials by following the links under “Investor Relations” under the “Company Info” tab at the Company’s website. Information on the Company’s website is not and should not be considered a part of this Annual Report on Form 10-K.

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

Merger consideration associated with the acquisition totaled $333.9 million and primarily comprised 25.4 million shares of the Company’s common stock valued at $330.7 million that were issued to Clifton stockholders to reflect an exchange of 1.191 of Company shares for each outstanding share of Clifton common stock at the time of closing.  Merger consideration also included $3.2 million in cash distributed to eligible holders of outstanding options to purchase Clifton stock as well as cash distributed to Clifton stockholders for the settlement of fractional shares.  The amount by which merger consideration exceeded the fair value of net assets acquired resulted in the Company’s recognition of $102.3 million in goodwill associated with the Clifton acquisition.

Business Strategy

As we continue our evolution from a traditional thrift business model toward that of a full service community bank our strategy remains focused on profitably deploying capital and enhancing earnings through a variety of balance sheet growth and diversification strategies.  The key strategic initiatives of our business plan are presented below accompanied by an overview of our actions in support of those initiatives:

•	Increase Commercial and Residential Mortgage Lending

We plan to continue to increase our portfolio of commercial and residential mortgage loans by continuing to acquire loans through all available channels, including retail and broker originations, which may be supplemented with individual and pooled loan purchases and participations.  Additionally, we intend to continue to expand our commercial and residential mortgage lending infrastructure and resources, which will be supported by new product and pricing strategies designed to increase origination volume in a very competitive marketplace.

•	Increase Commercial Business Lending

We plan to continue to focus our efforts on expanding our commercial business lending activities through all available channels. During fiscal 2019 we continued the realignment and expansion of our commercial business lending infrastructure.  As a result of these enhancements, we anticipate that the outstanding balance of this loan segment will increase in fiscal 2020 and thereafter.  Our business lending strategies will continue to be undertaken within a larger set of strategic initiatives designed to promote business banking services intended to increase commercial deposit balances and services and the associated increase in the level of non-interest income recognized in conjunction with those business customer relationships.

•	Increase Construction Lending

We plan to continue to grow our portfolio of construction loans and expand our construction lending resources in alignment with this goal.  During fiscal 2019 we expanded our construction lending infrastructure and as a result we anticipate the outstanding balance of this loan segment will increase in fiscal 2020 and thereafter.

•	Expand Residential Mortgage Banking Activities

We plan to continue to expand our mortgage banking infrastructure to support the continuing origination of residential mortgage loans for sale into the secondary market.  We anticipate that residential mortgage loan origination and sale activity will continue to support long-term growth in our non-interest income through the recognition of loan sale gains, while also serving to help manage the Company’s exposure to interest rate risk through the sale of longer-duration, fixed-rate loans into the secondary market.

•	Maintain Strong Asset Quality

We continue to emphasize and maintain strong asset quality as we grow and diversify our loan portfolio. Nonperforming assets increased by $2.7 million to $20.3 million, or 0.31% of total assets, at June 30, 2019 compared to $17.6 million, or 0.27% of total assets, at June 30, 2018 and $20.5 million, or 0.43% of total assets, at June 30, 2017.

•	Increase and Diversify Retail Deposits

We plan to continue to focus on growing and diversifying our retail deposit base with an emphasis on growth in core non-maturity deposits.  During fiscal 2019 we expanded and realigned our retail banking organizational structure, resources and product set in support of this goal.  As a result of these enhancements we anticipate that the balance of retail non-maturity deposits will increase in fiscal 2020 and thereafter.  As noted above, our business lending strategies are designed to support the growth in business banking relationships.

•	Optimize Branch Network

At June 30, 2019, we had a total of 54 branches comprising 51 branches located in northern and central New Jersey with three additional branches located in Brooklyn and Staten Island, New York.  We plan to selectively evaluate branch network expansion opportunities, with a particular focus on contiguous markets.  Furthermore, we expect to continue placing strategic emphasis on leveraging the opportunities to increase market share and expand the depth and breadth of customer relationships within our existing branches.

As noted above, in July 2019 we completed our previously announced branch consolidations as part of our ongoing strategy to improve operating efficiency.  We plan to continue to evaluate the performance of our branch network, taking into consideration historical branch profitability, market demographic trajectory, geographic proximity to the consolidating branch and the expected impact on the Bank’s clients and communities served.

•	Reduce Investment Securities as a Percentage of Assets while Maintaining Portfolio Diversity

In recent years, we have diversified the composition and allocation of our investment portfolio into new asset sectors. Several of the added sectors include floating rate securities that reduce the level of interest rate risk embedded in our balance sheet.  Simultaneously, we have decreased the investment portfolio as a percentage of total assets and intend to continue to reduce the portfolio as a percentage of assets.

•	Seek Out Merger and Acquisition Opportunities

As a complement to our organic growth strategies, we continue to actively seek out opportunities to prudently deploy capital, diversify our balance sheet, enter new markets and enhance earnings through mergers and acquisitions with other financial institutions.  We are an experienced and disciplined acquirer, having acquired a total of six banks in the last 19 years. We expect to place the greatest emphasis on opportunities to expand within the existing markets we serve or to enter new markets that are generally contiguous to such markets.

In addition to potential acquisitions of financial institutions or their branches, we may explore additional opportunities for acquisitions or strategic partnerships to broaden our product and service offerings in the future.

•	Improve Operating Efficiency

The Company’s operating efficiency was enhanced as a result of the Clifton acquisition through which the Company’s primary sources of revenue, including net interest income and non-interest income, were increased proportionately greater than the increase in non-interest expenses arising from the acquisition.  Exclusive of potential future acquisitions we plan to continue to improve operating efficiency through organic means, such as the increased use of technology and the continual evaluation of branch consolidation opportunities.

•	Execute Technology Transformation

In recognition of the ongoing evolution of our business towards online channels we have invested significant human resources and capital towards enhancing both our internal and customer-facing technology systems.  We anticipate that our technology transformation will impact nearly every area of the Company including residential and commercial lending functions, retail deposit gathering, risk management and back office operations.

Market Area. At June 30, 2019, our primary market area consisted of the counties in which we currently operate branches, including Bergen, Essex, Hudson, Middlesex, Monmouth, Morris, Ocean, Passaic and Union counties in New Jersey and Kings (Brooklyn) and Richmond (Staten Island) counties in New York.  Our lending is concentrated in these markets and our predominant sources of deposits are the communities in which our offices are located as well as the neighboring communities.

Our primary market area is largely urban and suburban with a broad economic base as is typical within the New York metropolitan area.  A downturn in the local economy could reduce the amount of funds available for deposit and the ability of borrowers to repay their loans which would adversely affect our profitability.

Competition.  We operate in a highly competitive market area with a large concentration of financial institutions and we face substantial competition in attracting deposits and in originating loans. A number of our competitors are significantly larger institutions with greater financial and technological resources and lending limits.  Our ability to compete successfully is a significant factor affecting our growth potential and profitability.

Historically our competition for deposits and loans has come from other insured depository institutions such as commercial banks, savings institutions and credit unions located in our primary market area.  We also face competition from out-of-market depository institutions operating via online channels and from non-depository institutions including mortgage banks, finance companies, insurance companies and brokerage firms.

Lending Activities

General.  In conjunction with our strategic efforts to evolve from a traditional thrift to a full-service community bank, our lending strategies have placed increasing emphasis on the origination of commercial loans compared to one- to four-family mortgage portfolio lending.  The year-to-year trends in the composition and allocation of our loan portfolio, as reported in the table below, generally highlight those changes in business strategy.  In particular, the outstanding balance of our commercial mortgages, including loans secured by multi‑family, mixed‑use and nonresidential properties, have increased significantly over the past several years.  By comparison, the outstanding balance of our residential mortgage loans, including one- to four-family and home equity loans, remained fairly stable throughout the three years ended June 30, 2017 while increasing during the prior fiscal year ended June 30, 2018 due primarily to the Clifton acquisition.  Additionally, during the year ended June 30, 2019, the outstanding balance of one- to four-family loans has increased as a result of our continued one- to four-family mortgage origination activities coupled with an increase in the volume of purchased residential loans.

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

	At June 30,
	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars In Thousands)
Real estate mortgage:
One- to four-family	$1,344,044	28.41%	$1,297,453	28.40%	$567,323	17.50%	$605,203	22.66%	$592,321	28.17%
Multi-family	1,946,391	41.14	1,758,584	38.50	1,412,575	43.57	1,040,293	38.94	728,379	34.65
Nonresidential	1,258,869	26.61	1,302,961	28.52	1,085,064	33.46	820,673	30.72	580,724	27.62
Commercial business	65,763	1.39	85,825	1.88	74,471	2.30	88,207	3.30	99,451	4.73
Consumer:
Home equity loans	96,165	2.03	90,761	1.99	82,822	2.55	89,566	3.35	91,671	4.36
Passbook or certificate	3,732	0.09	3,283	0.07	2,863	0.09	3,349	0.13	3,999	0.19
Other	2,082	0.04	5,777	0.13	13,520	0.41	22,052	0.82	292	0.01
Construction	13,907	0.29	23,271	0.51	3,815	0.12	2,038	0.08	5,711	0.27
Total loans	4,730,953	100.00%	4,567,915	100.00%	3,242,453	100.00%	2,671,381	100.00%	2,102,548	100.00%
Less:
Allowance for loan losses	33,274		30,865		29,286		24,229		15,606
Unamortized yield adjustments including net premiums on purchased loans and net deferred loan costs and fees	52,025		66,567		(2,808)		(2,606)		(316)
Total adjustments	85,299		97,432		26,478		21,623		15,290

Total loans, net	$4,645,654		$4,470,483		$3,215,975		$2,649,758		$2,087,258

Loan Maturity Schedule.  The following table sets forth the maturities of our loan portfolio at June 30, 2019.  Demand loans, loans having no stated maturity and overdrafts are shown as due in one year or less.  Loans are stated in the following table at contractual maturity and actual maturities could differ due to prepayments.

	Real estate mortgage: One- to four-family	Real estate mortgage: Multi-Family	Real estate mortgage: Non-Residential	Commercial Business	Home Equity Loans	Passbook or certificate	Other	Construction	Total
	(In Thousands)
Amounts due:
Within one year	$423	$53,352	$8,757	$12,291	$1,307	$1,504	$105	$13,567	$91,306
After one year:
1 to 3 years	6,043	95,026	74,492	17,133	2,960	129	1,886	340	198,009
3 to 5 years	20,969	174,538	175,079	15,622	5,375	130	1	-	391,714
5 to 10 years	138,404	1,372,219	727,092	14,120	27,000	29	-	-	2,278,864
10 to 15 years	127,507	85,605	113,490	2,199	33,233	19	-	-	362,053
Over 15 years	1,050,698	165,651	159,959	4,398	26,290	1,921	90	-	1,409,007
Total due after one year	1,343,621	1,893,039	1,250,112	53,472	94,858	2,228	1,977	340	4,639,647

Total amount due	$1,344,044	$1,946,391	$1,258,869	$65,763	$96,165	$3,732	$2,082	$13,907	$4,730,953

The following table shows the dollar amount of loans as of June 30, 2019 due after June 30, 2020 according to rate type and loan category:

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)
Real estate mortgage:
One- to four-family	$986,897	$356,724	$1,343,621
Multi-family	425,587	1,467,452	1,893,039
Nonresidential	440,946	809,166	1,250,112
Commercial business	24,230	29,242	53,472
Consumer:
Home equity loans	75,643	19,215	94,858
Passbook or certificate	159	2,069	2,228
Other	1,919	58	1,977
Construction	-	340	340

Total loans	$1,955,381	$2,684,266	$4,639,647

Multi-Family and Nonresidential Real Estate Mortgage Loans.  We originate commercial mortgage loans on multi-family and nonresidential properties, including loans on apartment buildings, retail/service properties and land as well as other income-producing properties, such as mixed-use properties combining residential and commercial space.  Our continued strategic emphasis in commercial lending resulted in the origination of approximately $437.3 million of multi-family and nonresidential real estate mortgages during the year ended June 30, 2019, compared to $458.8 million during the year ended June 30, 2018.

Our commercial mortgage acquisition strategies also included purchases of whole loans and participations totaling $68.6 million during the year ended June 30, 2019.  However, there were no such purchases during fiscal 2018.

In total, commercial mortgage loan acquisition volume outpaced loan repayments during fiscal 2019, resulting in the reported net increase in the outstanding balance of this segment of the loan portfolio.  Our business plan continues to call for maintaining our strategic emphasis on commercial mortgage lending by increasing this segment of the portfolio on a dollar basis while maintaining its basis as a percentage of total loans.

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

We generally offer fixed-rate and adjustable-rate balloon mortgage loans on multi-family and non-residential properties with final stated maturities ranging from five to twelve years and initial interest rate reset terms ranging from five to seven years, where applicable.  Our balloon mortgage loans within this category generally have payments based on amortization terms from 25 to 30 years.  We also offer fully amortizing fixed-rate and adjustable-rate mortgage loans on multi-family and non-residential properties with terms up to 25 years.  Our commercial mortgage loans are primarily secured by properties located in New Jersey and New York and, to a lesser extent, eastern Pennsylvania.

Commercial Business Loans.  We originate commercial term loans and lines of credit to a variety of professionals, sole proprietorships and small businesses in our market area.  Our business loan products include our Small Business Express Loan, which offers customers a simplified and expedited application and approval process for term loans and lines of credit up to $250,000, as well as loans originated through the SBA in which Kearny Bank participates as a Preferred Lender, as noted earlier.  We originated approximately $21.9 million of commercial business loans during the year ended June 30, 2019 compared to $25.9 million during the year ended June 30, 2018.

Our commercial business loan acquisition strategy also included the funding of wholesale C&I loan participations totaling $2.7 million and $28.3 million during the years ended June 30, 2019 and 2018, respectively.  These participations were comprised entirely of our pro rata interest in the obligations of 13 separate commercial borrowers that were acquired through our membership in BancAlliance, a cooperative network of lending institutions that serves as a conduit for institutional investors to participate in middle-market commercial credits.  During fiscal 2018 we opted to discontinue the purchase of wholesale C&I loan participations and thus all of the wholesale C&I loans funded during fiscal 2019 were comprised of advances on previously committed lines of credit.  Our outstanding balance of wholesale C&I loan participations totaled $27.2 million and $35.3 million at June 30, 2019 and 2018, respectively.

In total, loan repayments outpaced the volume of commercial business loans originated, purchased and acquired during fiscal 2019 resulting in the reported net decrease in the outstanding balance of this segment of the loan portfolio.  As noted earlier, we continued to realign and expand our commercial business lending infrastructure during fiscal 2019.  As a result of those enhancements, we anticipate this loan segment will increase as we continue to emphasize loans acquired through retail origination channels while diminishing the emphasis on loans and participations purchased through wholesale channels.  Through these efforts, we hope to increase this segment of the loan portfolio on both a dollar basis and as a percentage of total loans.

At June 30, 2019, approximately $38.6 million or 58.7% of our commercial business loans represent loans originated through our retail channel while the remaining $27.2 million or 41.3% comprise loans acquired through the wholesale C&I loan participation channels discussed earlier.  Of the retail originated loans, approximately $30.1 million or 78.0% are non-SBA loans consisting of secured and unsecured loans totaling $27.2 million and $2.9 million, respectively. We generally require personal guarantees on all non-SBA commercial business loans originated.  Unsecured commercial loans may take the form of overdraft checking authorization and unsecured lines of credit.  Our non-SBA commercial term loans generally have terms of up to 10 years and are mostly adjustable-rate loans.  Our commercial lines of credit have terms of up to one year and are generally floating-rate loans.

The remaining $8.5 million or 22.0% of commercial business loans originated represent the retained portion of SBA loan originations, of which approximately $374,000 is guaranteed by the SBA.  Such loans are generally secured by various forms of collateral, including real estate, business equipment and other forms of collateral.  Kearny Bank generally sells the guaranteed portion of eligible SBA loans originated, which ranges from 50% to 90% of the loan’s outstanding balance while retaining the nonguaranteed portion of such loans in portfolio.  Kearny Bank also retains both the guaranteed and non-guaranteed portion of those SBA originations that are generally ineligible for sale in the secondary market.  The Company sold $866,000 of SBA loan participations which resulted in the recognition of related sale gains totaling approximately $56,000 for the year ended June 30, 2019.  By comparison, we sold $2.8 million of SBA loan participations during fiscal 2018 which resulted in the recognition of related sale gains totaling approximately $262,000.

Construction Lending.  Our construction lending includes loans to individuals for the construction of one- to four-family residences or for major renovations or improvements to an existing dwelling.  Our construction lending also includes loans to builders and developers for commercial real estate or multi-family residential buildings.  At June 30, 2019, construction loans totaled $13.9 million.

During the year ended June 30, 2019, construction loan disbursements were $8.5 million compared to $25.2 million during the year ended June 30, 2018.  Construction loan repayments outpaced disbursements during fiscal 2019 resulting in the reported decrease in the outstanding balance of this segment of the loan portfolio.

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

One- to Four-Family First Mortgage Loans Held in Portfolio.  Our portfolio lending activities include the origination of one- to four-family first mortgage loans, of which approximately $1.22 billion or 90.7% are secured by properties located within New Jersey and New York as of June 30, 2019 with the remaining $124.9 million or 9.3% secured by properties in other states.

During the year ended June 30, 2019, Kearny Bank originated $106.9 million of one- to four-family first mortgage portfolio loans compared to $53.0 million in the year ended June 30, 2018.  To supplement portfolio loan originations, we also purchased one- to four-family first mortgages totaling $95.5 million during the year ended June 30, 2019.  By comparison, we purchased $26.3 million of one- to four-family first mortgages during the year ended June 30, 2018.

One- to four-family first mortgage loan origination volume generally outpaced loan repayments of such loans during fiscal 2019.  Our business plan generally calls for increasing the aggregate balance of residential mortgage loans, including one- to four-family first mortgage loans as well as home equity loans and home equity lines of credit discussed below, on a dollar basis while maintaining the aggregate balance of such loans as a percentage of the total loan portfolio.

We will originate a one- to four-family mortgage loan on an owner-occupied property with a principal amount of up to 95% of the lesser of the appraised value or the purchase price of the property, with private mortgage insurance required if the loan-to-value ratio exceeds 80%. At June 30, 2019, our one- to four-family mortgage loan portfolio was primarily comprised of loans secured by owner-occupied properties.  Our loan-to-value limit on a non-owner-occupied property is 75%.  Loans in excess of $2.0 million are handled on a case-by-case basis.

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

Substantially all of our residential mortgages include due on sale clauses, which give us the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party.  Property appraisals on real estate securing our one- to four-family first mortgage loans are made by state certified or licensed independent appraisers approved by Kearny Bank’s Board of Directors.  Appraisals are performed in accordance with applicable regulations and policies.  We require title insurance policies on all first mortgage real estate loans originated.  Homeowners, liability and fire insurance and, if applicable, flood insurance, are also required.

One- to Four-Family Mortgage Loans Held for Sale.  During fiscal 2019, we further expanded and enhanced our mortgage banking infrastructure to support the continued origination of one- to four-family mortgage loans for sale into the secondary market.  As above, the loans we originate for sale generally meet the same secondary mortgage market standards as those applicable to loans originated for portfolio.  Moreover, such loans are generally originated by, and sourced from, the same resources and markets as those loans originated and held in portfolio, as discussed above.

Our mortgage banking business strategy resulted in the recognition of $524,000 in gains associated with the sale of $54.3 million of mortgage loans held for sale during the year ended June 30, 2019.  As of that date, an additional $12.3 million of loans were held and committed for sale into the secondary market.  As noted earlier, we anticipate that residential mortgage loan origination and sale activity will continue to support long-term growth in our non-interest income through the recognition of recurring loan sale gains, while also serving to help manage the Company’s exposure to interest rate risk through the sale of longer-duration, fixed-rate loans into the secondary market.  However, the volume of such originations and sales is likely to reflect variations in the levels of consumer demand for refinancing which generally moves inversely with movements in longer-term market interest rates.

Home Equity Loans and Lines of Credit.  Our home equity loans are fixed-rate loans for terms of generally up to 20 years.  We also offer fixed-rate and adjustable-rate home equity lines of credit with terms of up to 20 years.  During the year ended June 30, 2019, Kearny Bank originated $33.8 million of home equity loans and home equity lines of credit compared to $20.2 million in the year ended June 30, 2018.  However, origination volume of home equity loans and lines of credit generally outpaced repayments during fiscal 2019, resulting in a net increase in the outstanding balance of this segment of the loan portfolio.

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

Consumer Loans.  Our consumer loan portfolio includes unsecured overdraft lines of credit and personal loans as well as loans secured by savings accounts and certificates of deposit on deposit with Kearny Bank.  Our unsecured consumer loans at June 30, 2019 primarily include $1.9 million of loans acquired through the Company’s relationship with Lending Club, an established peer-to-peer lender.  The Company limited its original investment in Lending Club loans to approximately $25.0 million in aggregate outstanding balances and has since discontinued purchases of such loans in favor of investing in other loan alternatives.

The remaining balance of consumer loans at June 30, 2019 includes $3.7 million of loans fully secured by savings accounts or certificates of deposit held by the Bank and $194,000 of other unsecured consumer loans. We will generally lend up to 90% of the account balance on a loan secured by a savings account or certificate of deposit.

Our unsecured consumer loans generally entail greater risks compared to the other categories of loans that we originate or purchase and hold in portfolio.  Consumer loan repayment is dependent on the borrower’s continuing financial stability and is more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. The application of various federal laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on consumer loans in the event of a default.

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

Loans to One Borrower.  New Jersey law generally limits the amount that a savings bank may lend to a single borrower and related entities to 15% of the institution’s capital funds. Accordingly, as of June 30, 2019, our loans-to-one-borrower limit was approximately $118.1 million.

Notwithstanding regulatory limitations regarding loans to one borrower, the Bank has established a more conservative set of internal thresholds that further limit our lending exposure to any single borrower or set of borrowers affiliated by common ownership.  In that regard, the Bank’s internal limits are $35.0 million for a single loan transaction and $85.0 million to a common ownership or an affiliated group of borrowers/guarantors. These limits apply irrespective of whether the obligations are on a personally guaranteed/recourse basis or non-personally guaranteed/non-recourse basis.  Exceptions to these internal limits may be considered on a case-by-case basis, subject to the review and approval of each exception by the Bank’s Board of Directors.

At June 30, 2019, our largest single borrower had an aggregate outstanding loan balance of approximately $50.6 million comprising one commercial mortgage loan and four multi-family mortgage loans. Our second largest single borrower had an aggregate outstanding loan balance of approximately $50.2 million comprising six multi-family mortgage loans.  Our third largest borrower had an aggregate outstanding loan balance of approximately $48.7 million comprising four multi-family mortgage loans.  At June 30, 2019, all of these lending relationships were current and performing in accordance with the terms of their loan agreements.  By comparison, at June 30, 2018, loans outstanding to Kearny Bank’s three largest borrowers totaled approximately $58.2 million, $56.9 million and $44.2 million, respectively.

Loan Originations, Purchases, Sales, Solicitation and Processing.  The following table shows portfolio loans originated, purchased, acquired and repaid during the periods indicated.

	For the Years Ended June 30,
	2019	2018	2017
	(In Thousands)
Loan originations: (1)
Real estate mortgage:
One- to four-family	$106,883	$52,974	$67,907
Multi-family	352,208	358,521	578,682
Nonresidential	85,077	100,249	148,767
Commercial business	21,856	25,896	34,071
Consumer:
Home equity loans	33,757	20,234	18,489
Passbook or certificate	1,366	781	739
Other	908	587	1,077
Construction	8,478	25,213	2,961
Total loan originations	610,533	584,455	852,693
Loan purchases:
Real estate mortgage:
One- to four-family	95,454	26,298	-
Multi-family	35,000	-	20,800
Nonresidential	33,625	-	105,880
Commercial business	2,732	28,292	16,953
Other	-	-	-
Total loan purchases	166,811	54,590	143,633
Loans acquired from Clifton (2)	-	1,116,821	-
Loan sales: (1)
Real estate mortgage:
Multi-family	-	-	-
Commercial business	(867)	(2,802)	(9,589)
Total loans sold	(867)	(2,802)	(9,589)

Loan repayments	(612,622)	(497,306)	(412,234)
Increase (decrease) due to other items	11,316	(1,250)	(8,286)

Net increase in loan portfolio	$175,171	$1,254,508	$566,217

(1)	Excludes origination and sales of one- to four-family mortgage loans held for sale.
(2)	For information on loans acquired in the Clifton acquisition, see Note 3 to the audited consolidated financial statements.

Our customary sources of loan applications include loans originated by our commercial and residential loan officers, repeat customers, referrals from realtors and other professionals and walk-in customers.  These sources are supported in varying degrees by our newspaper and electronic advertising and marketing strategies.

We have also entered into purchase agreements with a number of bank and non-bank originators to supplement our loan production pipeline.  These agreements call for our purchase of one- to four-family first mortgage loans on either a servicing released or servicing retained basis from the seller.  During the year ended June 30, 2019, we purchased one- to four-family first mortgages totaling $95.5 million.  By comparison, we purchased $26.3 million of one- to four-family first mortgages during the year ended June 30, 2018.

As of June 30, 2019, our portfolio of out-of-state residential mortgages included loans located in eight states outside of New Jersey and New York that totaled approximately $124.9 million or 9.3% of one- to four-family mortgage loans. The states with the three largest concentrations of such loans at June 30, 2019 were Massachusetts, Pennsylvania and Georgia, with outstanding principal balances totaling $115.2 million, $6.9 million and $808,000, respectively.  The aggregate outstanding balances of loans in each of the remaining five states total approximately $1.9 million and comprise approximately 1.5% of the total balance of out-of-state residential mortgage loans with aggregate balances by state ranging from $194,000 to $548,000.

In addition to purchasing one- to four-family loans, we have also purchased commercial mortgage loans and participations originated by other banks and non-bank originators. As noted earlier, the aggregate carrying value of the loans and participations purchased from these sources during the year ended June 30, 2019 totaled approximately $68.6 million comprising loans secured primarily by multi-family and non-residential properties located in New York and New Jersey. We also purchased commercial business loans totaling $2.7 million during the year ended June 30, 2019, as discussed above.

Loan Approval Procedures and Authority.  Senior management recommends and the Board of Directors approves our lending policies and loan approval limits.  Kearny Bank’s Loan Committee consists of the Chief Executive Officer, Chief Lending Officer, Chief Credit Officer, Director of Commercial Lending, Director of Residential Lending and Special Assets Manager.  Our Chief Lending Officer may approve residential loans up to $1.0 million.  Loan department personnel of Kearny Bank serving in the following positions may approve loans as follows: residential mortgage loan managers, mortgage/consumer loans up to $500,000; and residential mortgage loan underwriters, mortgage loans up to $350,000.  In addition to these principal amount limits, there are established limits for different levels of approval authority as to minimum credit scores and maximum loan-to-value ratios and debt-to-income ratios or debt service coverage.  Our Chief Executive Officer, Chief Lending Officer, or Chief Credit Officer have authorization to approve loans for amounts up to a limit of $1.0 million.  Non-conforming residential mortgage loans and loans over $1.0 million up to $2.0 million require the approval of the Loan Committee.  The Committee may approve individual commercial loans or an aggregate commercial lending relationship up to $5.0 million. Commercial loans or aggregate relationships in excess of $5.0 million require approval by the Board of Directors while such approval is also required for residential mortgage loans in excess of $2.0 million and commercial business loans in excess of $1.0 million.

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

As to mortgage loans, if a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned until it is sold or otherwise disposed of. When other real estate owned is acquired, it is recorded at its fair market value less estimated selling costs. The initial write-down of the property, if necessary, is charged to the allowance for loan losses. Adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines are identified.

Past Due Loans.  A loan’s past due status is generally determined based upon its principal and interest payment (“P&I”) delinquency status in conjunction with its past maturity status, where applicable.  A loan’s P&I delinquency status is based upon the number of calendar days between the date of the earliest P&I payment due and the as of measurement date.  A loan’s past maturity status, where applicable, is based upon the number of calendar days between a loan’s contractual maturity date and the as of measurement date.  Based upon the larger of these criteria, loans are categorized into the following past due tiers for financial statement reporting and disclosure purposes: Current (including 1-29 days), 30-59 days, 60-89 days and 90 or more days.

Nonaccrual Loans.  Loans are generally placed on nonaccrual status when contractual payments become 90 or more days past due or when the Company does not expect to receive all P&I payments owed substantially in accordance with the terms of the loan agreement, regardless of past due status.  Loans that become 90 day past due, but are well secured and in the process of collection, may remain on accrual status.  Nonaccrual loans are generally returned to accrual status when all payments due are brought current and we expect to receive all remaining P&I payments owed substantially in accordance with the terms of the loan agreement.  Payments received in cash on nonaccrual loans, including both the principal and interest portions of those payments, are generally applied to reduce the carrying value of the loan.

Nonperforming Assets.  The following table provides information regarding our nonperforming assets which are comprised of nonaccrual loans, accruing loans 90 days or more past due and other real estate owned.

	At June 30,
	2019	2018	2017	2016	2015
	(Dollars In Thousands)
Nonaccrual loans:
Real estate mortgage:
One- to four-family	$9,943	$9,192	$8,790	$10,732	$7,952
Multi-family	70	116	158	205	-
Nonresidential	8,900	5,340	5,720	6,588	7,177
Commercial business	469	1,238	2,634	1,965	3,944
Consumer:
Home equity loans	866	913	1,241	1,170	1,783
Other	-	-	-	-	2
Construction	-	-	255	357	2,037
Total nonaccrual loans (1)	20,248	16,799	18,798	21,017	22,895
Accruing loans 90 days or more past due:
Real estate mortgage:
Multi-family	-	-	-	-	-
Nonresidential	-	-	-	-	-
Commercial business	-	-	-	-	-
Consumer:
Other	22	60	74	38	-
Total accruing loans 90 days or more past due	22	60	74	38	-

Total nonperforming loans	$20,270	$16,859	$18,872	$21,055	$22,895
Other real estate owned	$-	$725	$1,632	$826	$942
Total nonperforming assets	$20,270	$17,584	$20,504	$21,881	$23,837
Total nonperforming loans to total loans	0.43%	0.37%	0.58%	0.79%	1.09%
Total nonperforming loans to total assets	0.31%	0.26%	0.39%	0.47%	0.54%
Total nonperforming assets to total assets	0.31%	0.27%	0.43%	0.49%	0.56%

(1)	TDRs on accrual status not included above totaled $4.3 million, $3.5 million, $2.5 million, $2.9 million and $3.1 million at June 30, 2019, 2018, 2017, 2016 and 2015, respectively.

Total nonperforming assets increased by $2.7 million to $20.3 million at June 30, 2019 from $17.6 million at June 30, 2018.  The increase was due to a net increase in nonperforming loans of $3.4 million partially offset by a net decrease in other real estate owned of $725,000.  For those same comparative periods, the number of nonperforming loans decreased to 77 loans from 80 loans while there were no properties in other real estate owned at June 30, 2019 compared to four at June 30, 2018.

At June 30, 2019, nonperforming loans comprised $20.2 million of nonaccrual loans and $22,000 of loans being reported as accruing loans over 90 days and over past due.  By comparison, at June 30, 2018, nonperforming loans comprised $16.8 million of nonaccrual loans and $60,000 of loans being reported as accruing loans over 90 days past due.

Nonperforming one- to four-family mortgage loans at June 30, 2019 include 40 nonaccrual loans totaling $9.9 million whose net outstanding balances range from $11,000 to $766,000, with an average balance of approximately $249,000 as of that date.  The loans are in various stages of collection, workout or foreclosure.  Of these loans, 37 are secured by New Jersey properties while two loans are secured by a properties located in New York and one loan is secured by a property located in Georgia.  We have identified approximately $31,000 of specific impairment relating to one of the nonperforming loans for which a valuation allowance was maintained in the allowance for loan losses at June 30, 2019.

Nonperforming commercial real estate loans, including multi-family and nonresidential mortgage loans, include 16 nonaccrual loans totaling $9.0 million.  At June 30, 2019, the outstanding balances of these loans range from $14,000 to $2.8 million with an average balance of approximately $561,000 as of that date.  The loans are in various stages of collection, workout or foreclosure and are secured by 15 properties located in New Jersey and one property located in New York.  There was no specific impairment identified relating to these nonperforming loans at June 30, 2019.

Nonperforming commercial business loans at June 30, 2019 include six nonaccrual loans totaling $469,000.  At June 30, 2019, the outstanding balances of these loans range from $5,000 to $219,000 with an average balance of approximately $78,000 as of that date.  The loans are in various stages of collection, workout or foreclosure and are primarily secured by New Jersey and New York properties and, to a lesser extent, other forms of collateral. There was no specific impairment identified relating to these nonperforming loans at June 30, 2019.

Home equity loans and home equity lines of credit that are reported as nonperforming at June 30, 2019 include 14 nonaccrual loans totaling $866,000.  At June 30, 2019, the outstanding balances of these loans range from $4,000 to $383,000 with an average balance of approximately $62,000 as of that date.  The loans are in various stages of collection, workout or foreclosure and are primarily secured by New Jersey properties.  There was no specific impairment identified relating to these nonperforming loans at June 30, 2019.

Other consumer loans that are reported as nonperforming at June 30, 2019 included three unsecured loans totaling $22,000 reported as accruing loans over 90 days past due.

There were no nonperforming construction loans in nonaccrual status at June 30, 2019.

At June 30, 2019, 2018, and 2017, Kearny Bank had loans with aggregate outstanding balances totaling $15.1 million, $10.2 million and $11.0 million, respectively, reported as troubled debt restructurings.

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

Classification of Assets.  In compliance with the regulatory guidelines, our loan review system includes an evaluation process through which certain loans exhibiting adverse credit quality characteristics are classified as Special Mention, Substandard, Doubtful or Loss.  An asset is classified as Substandard if it is inadequately protected by the paying capacity and net worth of the obligor or the collateral pledged, if any.  Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all of the weaknesses inherent in those classified as Substandard, with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions and values. Assets, or portions thereof, classified as Loss are considered uncollectible or of so little value that their continuance as assets is not warranted.  Assets which do not currently expose us to a sufficient degree of risk to warrant an adverse classification but have some credit deficiencies or other potential weaknesses are designated as Special Mention by management.  Adversely classified assets, together with those rated as Special Mention are generally referred to as Classified Assets.  Non-classified assets are internally rated within one of four Pass categories or as Watch with the latter denoting a potential deficiency or concern that warrants increased oversight or tracking by management until remediated.

Additional information about our classification of assets is presented in Note 8 to the audited consolidated financial statements.

The following table discloses our designation of certain loans as special mention or adversely classified during each of the five years presented:

	At June 30,
	2019	2018	2017	2016	2015
	(In Thousands)
Special mention	$5,681	$592	$2,594	$2,528	$13,501
Substandard	27,822	28,752	29,428	33,052	34,748
Doubtful	1	1	3	2	273
Loss (1)	-	-	-	-	-
Total classified loans	$33,504	$29,345	$32,025	$35,582	$48,522

(1)	Net of specific valuation allowances where applicable.

At June 30, 2019, 17 loans were classified as Special Mention and 125 loans were classified as Substandard.  As of that same date, four loans were classified as Doubtful.

Allowance for Loan Losses.  Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable.  The allowance for loan losses as of June 30, 2019, is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio.  Although we believe that our allowance for loans losses is established in accordance with management’s best estimate, actual losses are dependent upon future events and, as such, further additions to the level of loan loss allowances may be necessary.

Additional information about our allowance for loan losses is presented in Note 1 to the audited consolidated financial statements.

The following table sets forth information with respect to activity in the allowance for loan losses for the periods indicated:

	For the Years Ended June 30,
	2019	2018	2017	2016	2015
	(Dollars in Thousands)
Allowance balance (at beginning of period)	$30,865	$29,286	$24,229	$15,606	$12,387
Provision for loan losses	3,556	2,706	5,381	10,690	6,108
Charge offs:
One- to four-family mortgage	(83)	(521)	(76)	(1,213)	(1,985)
Home equity loans	-	(18)	(96)	(93)	(77)
Multi-family	-	-	-	(133)	(14)
Nonresidential	(54)	(45)	(149)	-	(636)
Commercial business	(861)	(145)	(221)	(1,464)	(491)
Other	(285)	(829)	(849)	(55)	(1)
Total charge offs:	(1,283)	(1,558)	(1,391)	(2,958)	(3,204)
Recoveries:
One- to four-family mortgage	-	172	256	88	297
Home equity loans	-	65	16	41	-
Nonresidential	6	-	-	-	-
Commercial business	47	90	727	760	18
Other	83	104	68	2	-
Total recoveries:	136	431	1,067	891	315
Net charge offs:	(1,147)	(1,127)	(324)	(2,067)	(2,889)
Allowance balance (at end of period)	$33,274	$30,865	$29,286	$24,229	$15,606
Total loans outstanding	$4,730,953	$4,567,915	$3,242,453	$2,671,381	$2,102,548
Average loans outstanding	$4,669,436	$3,577,598	$2,955,686	$2,512,231	$1,849,785
Allowance for loan losses as a percent of total loans outstanding	0.70%	0.68%	0.90%	0.91%	0.74%
Net loan charge-offs as a percent of average loans outstanding	0.02%	0.03%	0.01%	0.08%	0.16%
Allowance for loan losses to non-performing loans	164.15%	183.08%	155.18%	115.07%	68.17%

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

	At June 30,
	2019		2018		2017		2016		2015
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars In Thousands)
At end of period allocated to:
Real estate mortgage:
One- to four-family	$3,377	10.15%	$2,479	8.03%	$2,384	17.50%	$2,370	22.66%	$2,210	28.17%
Multi-family	16,959	50.96	14,946	48.42	13,941	43.57	9,995	38.94	6,355	34.65
Nonresidential	9,672	29.07	9,787	31.71	9,939	33.46	7,846	30.72	4,765	27.62
Commercial business	2,467	7.41	2,552	8.27	1,709	2.30	2,784	3.30	1,860	4.73
Consumer:
Home equity loans	491	1.48	430	1.39	501	2.55	432	3.35	366	4.36
Other	172	0.52	413	1.34	777	0.50	778	0.95	16	0.20
Construction	136	0.41	258	0.84	35	0.12	24	0.08	34	0.27
Total	$33,274	100.00%	$30,865	100.00%	$29,286	100.00%	$24,229	100.00%	$15,606	100.00%

The following table sets forth the allocation of the allowance for loan losses by loan category and segment within each valuation allowance category at the dates indicated.  The valuation allowance categories presented reflect the allowance for loan loss calculation methodology in effect at the time.

	At June 30,
	2019	2018	2017	2016	2015
	(In Thousands)
Valuation allowance for loans individually evaluated for impairment
Real estate mortgage:
One- to four-family	$31	$79	$154	$77	$116
Multi-family	-	-	-	-	267
Nonresidential	-	-	39	53	262
Commercial business	-	227	6	400	370
Consumer:
Home equity loans	-	-	-	78	36
Total valuation allowance	31	306	199	608	1,051
Valuation allowance for loans collectively evaluated for impairment:
Historical loss factors	2,108	2,074	2,131	3,439	1,913
Environmental loss factors:
Real estate mortgage:
One- to four-family	3,243	2,368	1,988	1,621	1,236
Multi-family	16,959	14,946	13,941	9,985	6,079
Nonresidential	9,627	9,686	9,701	7,269	4,393
Commercial business	653	750	731	810	606
Consumer:
Home equity loans	482	410	401	306	287
Other	35	67	159	167	7
Construction	136	258	35	24	34
Total environmental factors	31,135	28,485	26,956	20,182	12,642

Total allowance for loan losses	$33,274	$30,865	$29,286	$24,229	$15,606

During the year ended June 30, 2019, the balance of the allowance for loan losses increased by $2.4 million to $33.3 million or 0.70% of total loans at June 30, 2019 from $30.9 million or 0.68% of total loans at June 30, 2018.  The increase in the dollar amount of the allowance resulted from provisions of $3.6 million during the year ended June 30, 2019 that were partially offset by charge-offs, net of recoveries, totaling $1.1 million during that same period.

With regard to loans individually evaluated for impairment, the balance of our allowance for loan losses attributable to such loans decreased by $275,000 to $31,000 at June 30, 2019 from $306,000 at June 30, 2018.  The balance at June 30, 2019 reflected the allowance for impairment identified on $363,000 of impaired loans while an additional $24.2 million of impaired loans had no allowance for impairment as of that date.  By comparison, the balance at June 30, 2018 reflected the allowance for impairment identified on $1.0 million of impaired loans while an additional $22.3 million of impaired loans had no allowance for impairment as of that date.  The outstanding balances of impaired loans reflect the cumulative effects of various adjustments including, but not limited to, purchase accounting valuations and prior charge-offs, where applicable, which are considered in the evaluation of impairment.

With regard to loans evaluated collectively for impairment, the balance of our allowance for loan losses attributable to such loans increased by $2.6 million to $33.2 million at June 30, 2019 from $30.6 million at June 30, 2018.  The increase in valuation was partly attributable to the aggregate growth in the outstanding balance of non-acquired loans collectively evaluated for impairment as well as the ongoing reallocation of the applicable loans within the portfolio in favor of commercial loans against which we generally assign comparatively higher historical and environmental loss factors in our allowance for loan loss calculation.  The increase in the allowance also reflected updates to historical and environmental loss factors during the year ended June 30, 2019.

With regard to historical loss factors, our loan portfolio experienced a net annualized charge-off rate of 0.02% for the year ended June 30, 2019 representing a decrease of one basis point from the 0.03% of net charge offs reported for the year ended June 30, 2018.  The annual average net charge off rate for June 30, 2018 had previously increased by two basis points from 0.01% for the prior year ended June 30, 2017.  Given the effects of these annual changes, the two-year average net charge off rate for our loan portfolio remained stable at 0.02% for the periods ended June 30, 2019 and June 30, 2018, respectively.  The historical loss factors used in our allowance for loan loss calculation methodology were updated to reflect the effect of these changes by individual loan segment reflecting the two year look-back period used by that methodology.

The effects of the net change in historical loss factors arising from the changes noted above modestly offset the effect of the increase in the overall balance of the unimpaired portion of the loan portfolio during the year ended June 30, 2019.  Consequently, the applicable portion of the allowance attributable to these factors remained stable at $2.1 million at June 30, 2019 and June 30, 2018.

With regard to environmental loss factors, the Company made minor adjustments to such factors during the year ended June 30, 2019.  Such adjustments partly reflected increasing loss exposure resulting from increased uncertainty in economic and market conditions, partially offset by decreasing loss exposure due to incremental improvements in asset quality and portfolio seasoning metrics.  Consequently, the $2.7 million increase in the portion of the allowance for loan losses attributable to environmental loss factors to $31.1 million at June 30, 2019 from $28.5 million at June 30, 2018 was largely attributable to the growth in the unimpaired portion of the loan portfolio coupled with the noted adjustments to environmental loss factors.

An overview of the balances and activity within the allowance for loan loss during the prior fiscal year ended June 30, 2018 can be found in our Annual Report on Form 10-K for the year ended June 30, 2018, filed with the SEC on August 28, 2018.

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

Securities Portfolio

We have generally invested excess funds into investment securities with a historical emphasis on U.S. agency mortgage-backed securities and U.S. agency debentures.  Such assets were a significant component of our investment portfolio at June 30, 2019 and are expected to remain so in the future.  However, enhancements to our investment policies, strategies and infrastructure in recent years have enabled us to diversify the composition and allocation of our securities portfolio as described below.

At June 30, 2019, our securities portfolio totaled $1.29 billion and comprised 19.5% of our total assets.  By comparison, at June 30, 2018, our securities portfolio totaled $1.31 billion and comprised 20.0% of our total assets.

The year-over-year net decrease in the securities portfolio totaled approximately $23.9 million which largely reflected repayments, sales and calls during the year that were partially offset by security purchases. The decrease in the portfolio was also partially offset by a $6.3 million increase in the fair value of the available for sale securities portfolio to an unrealized gain of $2.0 million at June 30, 2019 from an unrealized loss of $4.3 million at June 30, 2018.

The decrease in the securities portfolio from June 30, 2019 compared to June 30, 2018, generally reflects the stated goals and objectives of our business plan which continues to call for shifting the mix of our earning assets toward greater balances of loans and lesser balances of securities.

Our investment policy, which is approved by the Board of Directors, is designed to foster earnings and manage cash flows within prudent interest rate risk and credit risk guidelines.  Generally, our investment policy is to invest funds in various categories of securities and maturities based upon our liquidity needs, asset/liability management policies, investment quality, and marketability and performance objectives.  Our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Risk Officer and Treasurer/Chief Investment Officer are the senior management members of our Capital Markets Committee (“CMC”) that are generally designated by the Board of Directors as the officers primarily responsible for securities portfolio management and all transactions require the approval of at least two of these designated officers.  The Board of Directors is responsible for the oversight of the securities portfolio and the CMC’s activities relating thereto.

The investments authorized for purchase under the investment policy approved by our Board of Directors include U.S. government and agency mortgage-backed securities (including U.S. agency commercial MBS), U.S. government and government agency debentures, municipal obligations, corporate bonds, asset-backed securities, collateralized loan obligations and subordinated debt.  We also hold small balances of single-issuer trust preferred securities that were acquired through bank acquisitions, but generally do not purchase such securities for the portfolio.  On a short-term basis, our investment policy authorizes investment in securities purchased under agreements to resell, federal funds, certificates of deposits of insured banks and savings institutions and Federal Home Loan Bank term deposits.

The carrying value of our mortgage-backed securities totaled $579.4 million at June 30, 2019 and comprised 44.9% of total investments and 8.7% of total assets as of that date.  We generally invest in mortgage-backed securities issued by U.S. government agencies or government-sponsored entities, such as the Government National Mortgage Association (“Ginnie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal National Mortgage Association (“Fannie Mae”).  Mortgage-backed securities issued or sponsored by U.S. government agencies and government-sponsored entities are guaranteed as to the payment of principal and interest to investors.  Mortgage-backed securities generally yield less than the mortgage loans underlying such securities because of the costs of servicing and of their payment guarantees or credit enhancements which minimize the level of credit risk to the security holder.

The carrying value of our U.S. agency debt securities totaled $3.7 million at June 30, 2019 and comprised less than one percent of total investments and total assets as of that date.  Such securities were fully comprised of securitized pools of loans issued and fully guaranteed by the SBA.

The carrying value of our securities representing obligations of state and political subdivisions totaled $131.0 million at June 30, 2019 and comprised 10.2% of total investments and 2.0% of total assets as of that date.  Such securities primarily included highly-rated, fixed-rate bank-qualified securities representing general obligations of municipalities located within the U.S. or the obligations of their related entities such as boards of education or school districts.  The portfolio also includes one short-term, bond anticipation note (“BAN”) issued by one New Jersey municipality.  Each of our municipal obligations were consistently rated by Moody’s and S&P well above the thresholds that generally support our investment grade assessment with such ratings equaling or exceeding A- or higher by S&P and/or A3 or higher by Moody’s, where rated by those agencies.  In the absence of such ratings, we rely upon our own internal analysis of the issuer’s financial condition to validate its investment grade assessment.

The carrying value of our asset-backed securities totaled $179.3 million at June 30, 2019 and comprised 13.9% of total investments and 2.7% of total assets as of that date.  This category of securities is comprised entirely of structured, floating-rate securities representing securitized federal education loans with 97% U.S. government guarantees.  The securities represent tranches of a larger investment vehicle designed to reallocate credit risk among the individual tranches comprised within that vehicle.  Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying loans.  Our securities represent the highest credit-quality tranches within the overall structures with each being rated AA+ or higher by S&P/or A2 or higher by Moody’s, where rated by those agencies, at June 30, 2019.

The outstanding balance of our collateralized loan obligations totaled $208.6 million at June 30, 2019 and comprised 16.2% of total investments and 3.1% of total assets as of that date.  This category of securities is comprised entirely of structured, floating-rate securities representing securitized commercial loans to large, U.S. corporations.  Our securities represent tranches of a larger investment vehicle designed to reallocate cash flows and credit risk among the individual tranches comprised within that vehicle.  Through this process, investors in different tranches are subject to varying degrees of risk that the cash flows of their tranche will be adversely impacted by borrowers defaulting on the underlying loans.  At June 30, 2019, each of our collateralized loan obligations were consistently rated by Moody’s and S&P well above the thresholds that generally support our investment grade assessment with such ratings equaling AAA by S&P and Aaa or by Moody’s, where rated by those agencies.

The carrying value of our corporate bonds totaled $122.0 million at June 30, 2019 and comprised 9.5% of total investments and 1.8% of total assets as of that date.  This category of securities is comprised entirely of floating-rate corporate debt obligations issued by large financial institutions. We generally limit our investment in the unsecured corporate debt of any single issuer to $25.0 million.  At June 30, 2019, each of our corporate bonds were consistently rated by Moody’s and S&P well above the thresholds that generally support our investment grade assessment with such ratings equaling or exceeding BBB+ or higher by S&P and/or A3 or higher by Moody’s, where rated by those agencies.

The carrying value of our subordinated debt totaled $63.1 million at June 30, 2019 and comprised 4.9% of total investments and 1.0% of total assets as of that date.  This balance is comprised of twelve securities representing eleven separate issuers.  The typical structure of the subordinated debt is a 10-year final maturity, with a fixed rate coupon for the first five years of the term, and then at a variable rate that will reset quarterly to a level equal to the then current 3-month LIBOR plus a spread over the remainder of the term.  The notes are redeemable after five years subject to satisfaction of certain conditions.  Ten of the securities totaling $48.1 million in carrying value are rated BBB- or higher by Kroll Bond Rating Agency (“Kroll”) and/or BBB- by Fitch Ratings Inc., where rated by those agencies.  Of the securities rated by Kroll, two of the securities totaling $10.0 million are rated BB or higher by S&P and Baa2 by Moody’s. One security with a carrying value of $15.0 million is non-rated. All issuers of our investments in subordinated debt represent profitable, well-capitalized, small- to mid-sized community banks located mainly in the mid-Atlantic region of the U.S.  In each case, the indebtedness evidenced by the subordinated notes, including principal and interest, is unsecured and subordinate and junior to the issuer’s general and secured creditors and depositors.

The carrying value of our trust preferred securities totaled $3.8 million at June 30, 2019 and comprised less than one percent of total investments and total assets as of that date.  The category comprises a total of three single-issuer trust preferred securities that, as a result of merger activity, represent the de-facto obligations of two separate financial institutions.  At June 30, 2019, two of the securities, at an amortized cost of $3.0 million, were consistently rated by Moody’s and S&P above the thresholds that generally support our investment grade assessment, with such ratings equaling BBB- by S&P and Baa1 by Moody’s.  One security with a carrying value of $1.0 million is non-rated.

Current accounting standards require that securities be categorized as held to maturity, trading securities or available for sale, based on management’s intent as to the ultimate disposition of each security.  These standards allow debt securities to be classified as held to maturity and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold these securities to maturity.  Securities that might be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, or other similar factors cannot be classified as held to maturity.

We do not currently use or maintain a trading account.  Securities not classified as held to maturity are classified as available for sale.  These securities are reported at fair value and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as adjustments to accumulated other comprehensive income, a separate component of equity.  As of June 30, 2019, our held to maturity securities portfolio had a carrying value of $576.7 million or 44.7% of our total securities with the remaining $714.3 million or 55.3% of securities classified as available for sale.

Other than securities issued or guaranteed by the U.S. government or its agencies, we did not hold securities of any one issuer having an aggregate book value in excess of 10% of our equity at June 30, 2019.  All of our securities carry market risk insofar as increases in market rates of interest may cause a decrease in their market value.  We have determined that none of our securities with unrealized losses at June 30, 2019 are other than temporarily impaired as of that date.

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

During the year ended June 30, 2019, proceeds from sales of securities available for sale totaled $75.4 million and resulted in gross gains of $190,000 and gross losses of $513,000. During the year ended June 30, 2018, proceeds from sales of securities available for sale totaled $254.6 million and resulted in gross losses of $31,000.  During the year ended June 30, 2017, proceeds from sales of securities available for sale totaled $83.0 million and resulted in gross gains of $1.3 million and gross losses of $1.7 million.

There were no sales of held to maturity securities during the year ended June 30, 2019.  During the year ended June, 30, 2018, proceeds from sales of securities held to maturity totaled $211,000 which resulted in gross losses of $8,000.  The securities sold were limited to those securities where there was evidence of a deterioration of creditworthiness.  During the year ended June 30, 2017, proceeds from sales of securities held to maturity totaled $5.3 million which resulted in gross gains of $370,000 and gross losses of $1,000. The securities sold were limited to those whose remaining outstanding balances had declined to the required thresholds, in relation to the original amount purchased or acquired, that allowed their sale from the held to maturity portfolio.

The following table sets forth the carrying value of our securities portfolio at the dates indicated. Mortgage-backed securities include mortgage pass-through securities and collateralized mortgage obligations:

	At June 30,
	2019	2018	2017	2016	2015
	(In Thousands)
Debt securities available for sale:
U.S. agency securities	$3,678	$4,411	$5,316	$6,440	$7,263
Obligations of state and political subdivisions	26,951	26,088	27,740	28,398	26,835
Asset-backed securities	179,313	182,620	162,429	82,625	88,032
Collateralized loan obligations	208,611	226,066	98,154	127,374	128,171
Corporate bonds	122,024	147,594	142,318	137,404	162,608
Trust preferred securities	3,756	3,783	8,540	7,669	7,751
Total debt securities available for sale	544,333	590,562	444,497	389,910	420,660

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	21,390	24,292	30,536	60,577	71,877
Residential pass-through securities	44,303	102,359	130,550	214,526	263,613
Commercial pass-through securities	104,237	7,872	8,177	8,524	11,129
Total mortgage-backed securities available for sale	169,930	134,523	169,263	283,627	346,619

Total securities available for sale	714,263	725,085	613,760	673,537	767,279

Debt securities held to maturity:
U.S. agency securities	-	-	35,000	84,992	143,334
Obligations of state and political subdivisions	104,086	109,483	94,713	82,179	76,528
Subordinated debt	63,086	46,294	15,000	-	-
Total debt securities held to maturity	167,172	155,777	144,713	167,171	219,862

Mortgage-backed securities held to maturity:
Collateralized mortgage obligations	46,381	56,886	17,854	23,081	15,384
Residential pass-through securities	166,283	200,622	178,813	223,632	259,063
Commercial pass-through securities	196,816	176,445	151,941	163,402	169,032
Total mortgage-backed securities held to maturity	409,480	433,953	348,608	410,115	443,479

Total securities held to maturity	576,652	589,730	493,321	577,286	663,341

Total securities	$1,290,915	$1,314,815	$1,107,081	$1,250,823	$1,430,620

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of our securities portfolio at June 30, 2019.  This table shows contractual maturities and does not reflect re-pricing or the effect of prepayments. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.  At June 30, 2019, securities with a carrying value of $30.9 million are callable within one year.

	At June 30, 2019
	One Year or Less		One to Five Years		Five to Ten Years		More Than Ten Years		Total Securities
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Fair Market Value
	(Dollars In Thousands)
Debt securities:
U.S. agency securities	$-	-%	$237	2.68%	$999	3.28%	$2,442	2.69%	$3,678	2.85%	$3,678
Obligations of state and political subdivisions	9,561	1.51	38,874	1.82	81,578	2.33	1,024	2.88	131,037	2.12	132,808
Asset-backed securities	-	-	-	-	-	-	179,313	3.49	179,313	3.49	179,313
Collateralized loan obligations	-	-	-	-	34,358	4.02	174,253	3.75	208,611	3.79	208,611
Corporate bonds	20,068	3.59	101,956	3.44	-	-	-	-	122,024	3.46	122,024
Trust preferred securities	-	-	-	-	3,756	4.79	-	-	3,756	4.79	3,756
Subordinated debt	-	-	-	-	63,086	5.05	-	-	63,086	5.05	64,000

Mortgage-backed securities:
Collateralized mortgage obligations (1)	-	-	-	-	9,520	1.57	58,240	2.60	67,760	2.45	68,160
Residential pass-through securities (1)	-	-	17,426	1.57	47,132	1.82	146,028	3.00	210,586	2.61	212,029
Commercial pass-through securities (1)	-	-	127,523	2.54	2,235	3.13	171,295	3.65	301,053	3.17	304,551
Non-agency securities	-	-	-	-	5	4.05	6	4.04	11	4.04	11
Total securities	$29,629	2.92%	$286,016	2.70%	$242,669	3.20%	$732,601	3.41%	$1,290,915	3.20%	$1,298,941

(1)Government-sponsored enterprises.

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

Deposits.  Our current deposit products include interest-bearing and non-interest-bearing checking accounts, money market deposit accounts, savings accounts and certificates of deposit accounts ranging in terms from 30 days to five years.  Certificates of deposit with terms ranging from seven months to five years are available for individual retirement account plans.  Deposit account terms, such as interest rate earned, applicability of certain fees and service charges and funds accessibility, will vary based upon several factors including, but not limited to, minimum balance, term to maturity, and transaction frequency and form requirements.

Deposits are obtained primarily from within New Jersey and New York through Kearny Bank’s network of retail branches.  Various methods of advertising are used to attract new customers and deposits, including radio, print media, outdoor advertising, digital advertising, direct mail and inserts included with customer statements.  Premiums or incentives for opening accounts are sometimes offered.  One of our key retail products in recent years has been Star Banking, which bundles a number of banking services and products together for those customers with a checking account with direct deposit and combined deposits of $20,000 or more, including internet banking, bill pay, mobile banking, telephone banking and a premium on certificates of deposit with a term of at least one year. We also offer High Yield Checking which is primarily designed to attract core deposits in the form of customers’ primary checking accounts through interest rate and fee reimbursement incentives to qualifying customers.  The comparatively higher interest expense associated with the High Yield Checking product in relation to our other checking products is partially offset by the transaction fee income associated with the account.

The determination of interest rates on retail deposits is based upon a number of factors, including: (1) our need for funds based on loan demand, current maturities of deposits and other cash flow needs; (2) a current survey of a selected group of competitors’ rates for similar products; (3) our current cost of funds, yield on assets and asset/liability position; and (4) the alternate cost of funds on a wholesale basis.  Interest rates are reviewed by senior management on a regular basis, with deposit product and pricing updated, as appropriate, during recurring and ad-hoc senior management meetings.

We also utilize non-retail deposits as an alternative source of wholesale funding to traditional borrowings such as FHLB advances.  Such funds are generally used to manage our exposure to interest rate risk and liquidity risk in conjunction with our overall asset/liability management process.  We also maintain a portfolio of brokered certificates of deposit whose balances and weighted average remaining term to maturity totaled approximately $235.8 million and 0.7 years, respectively, at June 30, 2019.  Kearny Bank’s brokered deposits totaled 5.7% of deposits, at June 30, 2019.  We also utilize deposit listing services to attract non-brokered wholesale time deposits, primarily from other financial institutions, with an original investment horizon of up to five years.  The balance of time deposits we acquired through deposit listing services totaled $66.1 million, or 1.6% of deposits, at June 30, 2019 with such funds having a weighted average remaining term to maturity of 0.8 years. We generally prohibit the withdrawal of our listing service deposits prior to maturity.

Additional sources of non-retail deposits including, but not limited to, deposits acquired through other listing services and brokered deposit resources may be utilized in the future as additional, alternative sources of wholesale funding.

A large percentage of our deposits are in certificates of deposit, which represented 53.2% and 49.5% of total deposits at June 30, 2019 and June 30, 2018, respectively.  Our liquidity could be reduced if a significant amount of certificates of deposit maturing within a short period were not renewed.  At June 30, 2019 and June 30, 2018, certificates of deposit maturing within one year were $1.49 billion and $1.12 billion, respectively.  Historically, a significant portion of the certificates of deposit remain with us after they mature and we believe that this will continue.

At June 30, 2019, $1.32 billion or 59.8% of our certificates of deposit were certificates of $100,000 or more compared to $1.15 billion or 57.0% at June 30, 2018.  The general level of market interest rates and money market conditions significantly influence deposit inflows and outflows.  The effects of these factors are particularly pronounced on deposit accounts with larger balances.  In particular, certificates of deposit with balances of $100,000 or greater are traditionally viewed as being a more volatile source of funding than comparatively lower balance certificates of deposit or non-maturity transaction accounts.  In order to retain certificates of deposit with balances of $100,000 or more, we may have to pay a premium rate, resulting in an increase in our cost of funds.  In a rising rate environment, we may be unwilling or unable to pay a competitive rate. To the extent that such deposits do not remain with us, they may need to be replaced with wholesale funding, which could increase our cost of funds and negatively impact our interest rate spread and our financial condition.

The following table sets forth the distribution of average deposits for the periods indicated and the weighted average nominal interest rates for each period on each category of deposits presented:

	For the Years Ended June 30,
	2019			2018			2017
	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate
	(Dollars In Thousands)
Non-interest-bearing deposits	$312,169	7.68%	-%	$281,262	8.67%	-%	$249,693	8.98%	-%
Interest-bearing demand	796,815	19.60	1.02	896,695	27.64	0.82	769,767	27.68	0.66
Savings and clubs	761,203	18.73	0.55	569,777	17.56	0.17	519,506	18.68	0.13
Certificates of deposit	2,194,513	53.99	1.83	1,496,743	46.13	1.42	1,241,958	44.66	1.32

Total deposits	$4,064,700	100.00%	1.29%	$3,244,477	100.00%	0.91%	$2,780,924	100.00%	0.80%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated:

	At June 30,
	2019	2018	2017
	(In Thousands)
Interest Rate
0.00 - 0.99%	$66,109	$185,765	$327,358
1.00 - 1.99%	604,162	1,272,580	782,920
2.00 - 2.99%	1,506,221	552,459	174,792
3.00 - 3.99%	27,965	5,834	5,882

Total certificates of deposit	$2,204,457	$2,016,638	$1,290,952

The following table shows the amount of certificates of deposit of $100,000 or more by time remaining until maturity as of the dates indicated:

	At June 30,
	2019	2018	2017
	(In Thousands)
Maturity Period
Within three months	$300,464	$134,479	$102,373
Three through six months	363,801	115,748	60,396
Six through twelve months	243,061	370,853	163,958
Over twelve months	410,220	528,709	404,182

Total certificates of deposit	$1,317,546	$1,149,789	$730,909

The following table sets forth the amount and maturities of certificates of deposit at June 30, 2019:

	At June 30, 2019
	Within One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years to Four Years	Over Four Years to Five Years	Over Five Years	Total
	(In Thousands)
Interest Rate
0.00 - 0.99%	$61,296	$4,660	$153	$-	$-	$-	$66,109
1.00 - 1.99%	413,695	102,247	71,712	5,783	9,422	1,303	604,162
2.00 - 2.99%	1,011,457	384,345	29,512	63,598	17,211	98	1,506,221
3.00 - 3.99%	-	22,280	-	-	-	5,685	27,965

Total certificates of deposit	$1,486,448	$513,532	$101,377	$69,381	$26,633	$7,086	$2,204,457

Borrowings.  The sources of wholesale funding we utilize include borrowings in the form of advances from the FHLB as well as other forms of borrowings.  We generally use wholesale funding to manage our exposure to interest rate risk and liquidity risk in conjunction with our overall asset/liability management process.  Toward that end, FHLB advances are primarily utilized to extend the effective duration of funding to partially offset the interest rate risk presented by our investment in longer-term fixed-rate loans and mortgage-backed securities.  Extending the effective duration of funding may be achieved by simply utilizing fixed-rate borrowings with longer terms to maturity.  Alternately, we may utilize derivatives in conjunction with either short-term fixed-rate or floating-rate borrowings to extend the effective duration of those funding sources.

Advances from the FHLB are typically secured by our FHLB capital stock and certain investment securities as well as residential and multi-family mortgage loans that we choose to utilize as collateral for such borrowings.  Additional information regarding our FHLB advances is included under Note 12 to the audited consolidated financial statements.

Short‑term FHLB advances generally have original maturities of less than one year and may also include overnight borrowings which we may utilize to address short term funding needs, where applicable.  At June 30, 2019, we had a total $825.0 million of short-term FHLB advances at a weighted average interest rate of 2.54%.  Such advances represented 90-day FHLB term advances that are generally forecasted to be periodically redrawn at maturity for the same term as the original advance.  Based on this presumption, we utilized interest rate swaps to effectively extend the duration of each of these advances at the time they were drawn to effectively fix their cost for periods of up to five years.

Long-term advances generally include term advances with original maturities of greater than one year.  At June 30, 2019, our outstanding balance of long-term FHLB advances totaled $462.6 million at a weighted average interest rate of 2.54%.  Such advances included $145.0 million of callable advances at a weighted average interest rate of 3.04%, $317.4 million non-callable, term advances at a weighted average interest rate of 2.31% and an amortizing advance of $246,000 at an interest rate of 4.94%.

Our FHLB advances mature as follows:

	At June 30,
	2019	2018	2017
	(In Thousands)
By remaining period to maturity:
Less than one year	$873,400	$741,000	$630,225
One to two years	64,046	48,400	-
Two to three years	62,700	64,160	-
Three to four years	155,000	35,700	469
Four to five years	22,500	155,000	-
Greater than five years	110,000	132,500	145,000
Total advances	1,287,646	1,176,760	775,694
Fair value adjustments	(4,435)	(6,616)	2
Total advances, net of fair value adjustments	$1,283,211	$1,170,144	$775,696

Based upon the market value of investment securities and mortgage loans that are posted as collateral for FHLB advances at June 30, 2019, we are eligible to borrow up to an additional $1.5 billion of advances from the FHLB as of that date.  We are further authorized to post additional collateral in the form of other unencumbered investments securities and eligible mortgage loans that may expand our borrowing capacity with the FHLB up to 30% of our total assets.  Additional borrowing capacity up to 50% of our total assets may be authorized with the approval of the FHLB’s Board of Directors or Executive Committee.

The balance of borrowings at June 30, 2019 also included overnight borrowings in the form of depositor sweep accounts totaling $8.8 million.  Depositor sweep accounts are short-term borrowings representing funds that are withdrawn from a customer’s non-interest bearing deposit account and invested in an uninsured overnight investment account that is collateralized by specified investment securities owned by Kearny Bank.  Borrowings at June 30, 2019 also included other overnight borrowings totaling $30.0 million.

Interest Rate Derivatives and Hedging

We utilize derivative instruments in the form of interest rate swaps to hedge our exposure to interest rate risk in conjunction with our overall asset/liability management process. In accordance with accounting requirements, we formally designate all of our hedging relationships as either fair value hedges, intended to offset the changes in the value of certain financial instruments due to movements in interest rates, or cash flow hedges, intended to offset changes in the cash flows of certain financial instruments due to movement in interest rates, and documents the strategy for undertaking the hedge transactions and its method of assessing ongoing effectiveness.

At June 30, 2019, our derivative instruments were comprised entirely of interest rate swaps with total notional amounts of $375.0 million, $300.0 million and $150.0 million respectively, with Bank of Montreal, Wells Fargo Bank, N.A. and PNC Bank, serving as the counterparties to the transactions.  These instruments are intended to manage the interest rate exposure relating to certain wholesale funding positions that were outstanding at June 30, 2019.

Additional information regarding our use of interest rate derivatives and our hedging activities is presented in Note 1 and Note 13 to the audited consolidated financial statements.

Subsidiary Activity

At June 30, 2019, Kearny Bank was the only wholly-owned operating subsidiary of Kearny Financial Corp.  As of that date, Kearny Bank had two wholly-owned subsidiaries: KFS Financial Services, Inc. and CJB Investment Corp.

KFS Financial Services, Inc. is a service corporation subsidiary originally organized for selling insurance products to Kearny Bank customers and the general public through a third party networking arrangement.  KFS Financial Services, Inc. has one wholly-owned subsidiary, KFS Insurance Services, Inc., that was created for the primary purpose of acquiring insurance agencies. Both KFS Financial Services Inc. and KFS Insurance Services, Inc. were considered inactive through the three-year period ended June 30, 2019.

CJB Investment Corp. is a New Jersey Investment Company and remained active through the three-year period ended June 30, 2019.

Personnel

As of June 30, 2019, we had 524 full‑time employees and 41 part‑time employees equating to a total of 545 full-time equivalent employees.  As of June 30, 2018, we had 520 full‑time employees and 45 part‑time employees equating to a total of 543 full-time equivalent employees.  None of our employees are covered by a collective bargaining agreement and we consider our relationship with our employees to be good.

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

General.  As a nonmember New Jersey savings bank with deposits insured by the FDIC, Kearny Bank is subject to extensive regulation.  The regulatory structure gives the agencies authority’s widespread discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classification of assets and the level of the allowance for loan losses.  The activities of New Jersey savings banks are subject to extensive regulation including restrictions or requirements with respect to loans to one borrower, dividends, permissible investments and lending activities, liquidity, transactions with affiliates and community reinvestment.  New Jersey savings banks are also subject to reserve requirements imposed by the Federal Reserve Board.  Both state and federal law regulate a savings bank’s relationship with its depositors and borrowers, especially in such matters as the ownership of savings accounts and the form and content of Kearny Bank’s mortgage documents.

Kearny Bank must file reports with the NJDBI and FDIC concerning its activities and financial condition and obtain regulatory approvals prior to entering into certain transactions such as establishing new branches and mergers with or acquisitions of other financial institutions.  The NJDBI and FDIC regularly examine Kearny Bank and prepare reports to Kearny Bank’s Board of Directors on deficiencies, if any, found in its operations. The agencies have substantial discretion to take enforcement action with respect to an institution that fails to comply with applicable regulatory requirements or engages in violations of law or unsafe and unsound practices.  Such actions can include, among others, the issuance of a cease and desist order, assessment of civil money penalties, removal of officers and directors and the appointment of a receiver or conservator.

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

A savings bank may also invest pursuant to a leeway power that permits investments not otherwise permitted by the New Jersey Banking Act. Leeway investments must comply with a number of limitations on the individual and aggregate amounts of leeway investments. New Jersey savings banks may also exercise those powers, rights, benefits or privileges authorized for national banks, federal savings banks or federal savings associations, or their subsidiaries.  New Jersey savings banks may exercise powers, rights, benefits and privileges of out-of-state banks, savings banks and savings associations, or their subsidiaries, provided that prior approval by the NJDBI is required before exercising any such power, right, benefit or privilege. The exercise of these lending, investment and activity powers is further limited by federal law and the related regulations.  See “—Activity Restrictions on State-Chartered Banks” below.

Activity Restrictions on State-Chartered Banks.  Federal law and FDIC regulations generally limit the activities as principal and equity investments of state-chartered FDIC insured banks and their subsidiaries to those permissible for national banks and their subsidiaries, unless such activities and investments are specifically exempted by law or approved by the FDIC.

Before engaging as principal in a new activity that is not permissible for a national bank or otherwise permissible under federal law or FDIC regulations, an insured bank must seek approval from the FDIC, subject to certain specified exceptions.  The FDIC will not approve the activity unless the bank meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the FDIC’s Deposit Insurance Fund. Certain activities of subsidiaries that are engaged in activities permitted for national banks only through a financial subsidiary are subject to additional restrictions. Equity investments by state banks are generally limited to those permissible for national banks subject to certain exceptions.

Federal Deposit Insurance.  Kearny Bank’s deposits are insured to applicable limits by the FDIC.  The general maximum deposit insurance amount is $250,000 per depositor.

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

Federal legislation increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits.  The FDIC was required to achieve the 1.35% ratio by September 30, 2020.  The law requires insured institutions with assets of $10 billion or more to fund the increase from 1.15% to 1.35% and, effective July 1, 2016, such institutions were subjected to a surcharge to achieve that goal.  The 1.35% ratio was reached effective September 30, 2018.  As a result, the surcharges ceased and institutions with less than $10 billion of assets received credits for assessment payments made that contributed to achieving the 1.35% ratio.  The legislation eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC, and the FDIC has exercised that discretion by establishing a long-range fund ratio of 2.0%.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. For the quarter ended June 30, 2019, the annualized FICO assessment was equal to 0.12 basis point of total assets less tangible capital.  The final FICO bonds are scheduled to mature in 2019.

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

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset.  Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one- to four-family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to equity interests depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a capital conservation buffer consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.  The capital conservation buffer requirement was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.

In assessing an institution’s capital adequacy, the FDIC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary. The Economic Growth, Regulatory Relief, and Consumer Protection Act enacted in May 2018 requires the federal banking agencies, including the FDIC, to establish for banks with assets of less than $10 billion of assets a community bank leverage ratio (the ratio of a bank’s tangible equity capital to average total consolidated assets) of 8 to 10%.  A qualifying community bank with capital meeting the specified requirement and electing to follow the alternative framework will be considered to meet all applicable regulatory capital requirements including the risk-based requirements.  The establishment of the community bank leverage ratio is subject to notice and comment rulemaking by the federal regulators and the regulators proposed a 9% community bank leverage ratio in February 2019.

Prompt Corrective Regulatory Action.  Federal law requires that federal bank regulatory authorities take prompt corrective action with respect to institutions that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

The FDIC has adopted regulations to implement the prompt corrective action legislation. The regulations were amended to incorporate the previously mentioned increased regulatory capital standards that were effective January 1, 2015.  An institution is deemed to be well capitalized if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is adequately capitalized if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is undercapitalized if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be significantly undercapitalized if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be critically undercapitalized if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.  The previously referenced 2018 legislation provides that qualifying banks that elect and comply with the community bank leverage ratio (when established by the regulatory agencies) will be considered well-capitalized under the prompt corrective action regulations.

Undercapitalized banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank’s compliance with such a plan must be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an undercapitalized bank fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. Significantly undercapitalized banks must comply with one or more of a number of additional measures, including, but not limited to, a required sale of sufficient voting stock to become adequately capitalized, a requirement to reduce total assets, cessation of taking deposits from correspondent banks, the dismissal of directors or officers and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. Critically undercapitalized institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.  These actions are in addition to other discretionary supervisory or enforcement actions that the FDIC may take.

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

Transactions with Related Parties.  Transactions between a savings institution (and, generally, its subsidiaries) and its related parties or affiliates are limited by Sections 23A and 23B of the Federal Reserve Act. An affiliate of an institution is any company or entity that controls, is controlled by or is under common control with the institution.  In a holding company context, the parent holding company and any companies which are controlled by such parent holding company are affiliates of the institution.  Generally, Section 23A of the Federal Reserve Act limits the extent to which the institution or its subsidiaries may engage in covered transactions with any one affiliate to 10% of such institution’s capital stock and surplus and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such institution’s capital stock and surplus. The term covered transaction includes an extension of credit, purchase of assets, issuance of a guarantee or letter of credit and similar transactions. In addition, loans or other extensions of credit by the institution to the affiliate are required to be collateralized in accordance with specified requirements. The law also requires that affiliate transactions be on terms and conditions that are substantially the same, or at least as favorable to the institution, as those provided to non-affiliates.

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

Community Reinvestment Act.  Under the Community Reinvestment Act (the “CRA”), every insured depository institution, including Kearny Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community.  The CRA requires the FDIC to assess the depository institution’s record of meeting the credit needs of its community and to consider such record in its evaluation of certain applications by such institution, such as a merger or the establishment of a branch office by Kearny Bank.  The FDIC may use an unsatisfactory CRA examination rating as the basis for the denial of an application.  Kearny Bank received a satisfactory CRA rating from its primary federal regulator, the FDIC, in its most recent CRA examination.

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

•

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives substitute checks, such as digital check images and copies made from that image, the same legal standing as the original paper check;

•

USA PATRIOT Act, which requires institutions operating to, among other things, establish broadened anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•

Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to opt out of the sharing of certain personal financial information with unaffiliated third parties.

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

Consolidated Capital Requirements.  Savings and loan holding companies had historically not been subjected to consolidated regulatory capital requirements.  Federal legislation, however, required the Federal Reserve Board to promulgate consolidated capital requirements for bank and savings and loan holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to their subsidiary depository institutions.  Instruments such as cumulative preferred stock and trust-preferred securities, which were previously includable as Tier 1 capital (within limit) by bank holding companies, were no longer includable as Tier 1 capital, subject to certain grandfathering.  The previously discussed final rule regarding regulatory capital requirements implemented the legislative directives as to holding company capital requirements.  Currently, consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions apply to savings and loan holding companies with $3 billion or more of assets, including Kearny Financial.

Source of Strength Doctrine; Dividends.  Federal law extended the source of strength doctrine, which has long applied to bank holding companies, to savings and loan holding companies. The Federal Reserve Board has promulgated regulations implementing the source of strength policy, which requires holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial distress. Further, the Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies that it has also applied to savings and loan holding companies.  In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.  Regulatory guidance provides for prior consultation with Federal Reserve supervisory staff as to dividends in certain circumstances such as where net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the overall rate of earnings retention is inconsistent with capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary depository institution becomes undercapitalized. In addition, a subsidiary institution of a savings and loan holding company must file prior notice with the Federal Reserve Board, and receive its non-objection, before paying dividends to the parent savings and loan holding company.  Federal Reserve Board guidance also provides for regulatory review of certain stock redemption and repurchase proposals by holding companies.  These regulatory policies could affect the ability of Kearny Financial to pay dividends, engage in stock redemptions or repurchases or otherwise engage in capital distributions.

Qualified Thrift Lender Test.  In order for Kearny Financial to be regulated by the Federal Reserve Board as a savings and loan holding company (rather than as a bank holding company), Kearny Bank must remain a qualified thrift lender under applicable law or satisfy the domestic building and loan association test under the Internal Revenue Code.  Under the qualified thrift lender test, an institution is generally required to maintain at least 65% of its portfolio assets (total assets less:  (i) specified liquid assets up to 20% of total assets; (ii) intangible assets, including goodwill; and (iii) the value of property used to conduct business) in certain qualified thrift investments (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine months out of each 12 month period.

Acquisition of Control.  Under the federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire control of a savings and loan holding company.  An acquisition of control can occur upon the acquisition of 10% or more of a class of voting stock of a savings and loan holding company or as otherwise defined by the Federal Reserve Board.  Under the Change in Bank Control Act, the Federal Reserve Board has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti‑trust effects of the acquisition.  Any company that so acquires control is then subject to regulation as a savings and loan holding company.  The approval of the NJDBI would also be necessary for the acquisition of 25% of a class of voting stock or control as otherwise defined under New Jersey law.

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

Changes in interest rates or the shape of the yield curve may adversely affect our profitability and financial condition.

We derive our income mainly from the difference or spread between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings and other interest-bearing liabilities. In general, the larger the spread, the more we earn. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities will fluctuate. This can cause decreases in our spread and can adversely affect our income.  From an interest rate risk perspective, we have generally been liability sensitive, which indicates that liabilities re-price faster than assets.

Over the past several years the Federal Reserve Board’s Federal Open Market Committee increased its federal funds rate target from a range of 0.00% - 0.25% to a range of 2.25% - 2.50%, which was in place at June 30, 2019.  In response to increases in the federal funds rate short-term rates, such as the cost of deposits and overnight borrowings, have risen while long-term rates on loans and investments have risen to a lesser extent, resulting in a flattening of the yield curve.  As a result of the flattening of the yield curve, coupled with our liability sensitivity, our net interest rate spread and net interest margin are at risk of being reduced due to potential increases in our cost of funds that may outpace any increases in our yield on interest-earning assets.

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

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the required amount of the allowance for loan losses, we evaluate certain loans individually and establish loan loss allowances for specifically identified impairments. For all non-impaired loans, including those not individually reviewed, we estimate losses and establish loan loss allowances based upon historical and environmental loss factors. If the assumptions used in our calculation methodology are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in further additions to our allowance. Our allowance for loan losses was 0.70% of total loans at June 30, 2019 and significant additions to our allowance could materially decrease our net income.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

Our acquisitions, and the integration of acquired businesses, subject us to various risks and may not result in all of the cost savings and benefits anticipated, which could adversely affect our financial condition or results of operations.

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

The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for us for our first fiscal year after December 15, 2019.  This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses.  This will change the current method of providing allowances for loan losses that are probable, which would likely require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses.  Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

A significant portion of our assets consists of investment securities, which generally have lower yields than loans, and we classify a significant portion of our investment securities as available for sale, which creates potential volatility in our equity and may have an adverse impact on our net income.

As of June 30, 2019, our securities portfolio totaled $1.29 billion, or 19.5% of our total assets.  Investment securities typically have lower yields than loans. For the year ended June 30, 2019, the weighted average yield of our investment securities portfolio was 3.07%, as compared to 4.12% for our loan portfolio. Accordingly, our net interest margin is lower than it would have been if a higher proportion of our interest-earning assets consisted of loans. Additionally, at June 30, 2019, $714.3 million, or 55.3% of our investment securities, are classified as available for sale and reported at fair value with unrealized gains or losses excluded from earnings and reported in other comprehensive income, which affects our reported equity. Accordingly, given the significant size of the investment securities portfolio classified as available for sale and due to possible mark-to-market adjustments of that portion of the portfolio resulting from market conditions, we may experience greater volatility in the value of reported equity. Moreover, given that we actively manage our investment securities portfolio classified as available for sale, we may sell securities which could result in a realized loss, thereby reducing our net income.

Our loan portfolio contains a significant portion of loans that are unseasoned. It is difficult to evaluate the future performance of unseasoned loans.

Our loan portfolio has grown to $4.68 billion at June 30, 2019, from $2.10 billion at June 30, 2015. This increase reflects the acquisition of Clifton coupled with increases in commercial loans resulting from internal loan originations, as well as purchases and participations in loans originated by other financial institutions. It is difficult to assess the future performance of these loans recently added to our portfolio because our relatively limited experience with such loans does not provide us with a significant payment history from which to evaluate future collectability. These loans may experience higher delinquency or charge-off levels than our historical loan portfolio experience, which could adversely affect our future performance.

Our increased commercial lending exposes us to additional risk.

Our commercial loans have increased to 69.4% of total loans at June 30, 2019 from 67.3% of total loans at June 30, 2015.  Our commercial lending operations include commercial mortgage loans, comprising multi-family loans and non-residential mortgage loans, commercial business loans as well as construction loans. We intend to continue increasing commercial lending as part of our ongoing transition from a traditional thrift to a full-service community bank.  We have increased our commercial lending staff and continue to seek additional commercial lenders to help grow the commercial loan portfolio. Our increased commercial lending, however, exposes us to greater risks than one- to four-family residential lending. Unlike single-family, owner-occupied residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and are secured by real property whose value tends to be more easily ascertainable and realizable, the repayment of commercial loans typically is dependent on the successful operation and income stream of the borrower, which can be significantly affected by economic conditions, and are secured, if at all, by collateral that is more difficult to value or sell or by collateral which may depreciate in value. In addition, commercial loans generally carry larger balances to single borrowers or related groups of borrowers than one- to four-family mortgage loans, which increases the financial impact of a borrower’s default.

The risk exposure from our increased commercial lending is also a function of the markets in which we operate.  Our commercial lending activity is generally focused on borrowers domiciled, and real estate located, within the states of New Jersey and New York.  Regional risk factors and changes to local laws and regulations, including changes to rent regulations or foreclosure laws, may present greater risk than a more geographically diversified portfolio.

Because we intend to continue to increase our commercial business loan originations, our credit risk will increase.

Historically we have not had a significant portfolio of commercial business loans. We intend to increase our originations of commercial business loans, including C&I and SBA loans, which generally have more risk than both one- to four-family residential and commercial mortgage loans. Since repayment of commercial business loans may depend on the successful operation of the borrower’s business, repayment of such loans can be affected by adverse conditions in the real estate market or the local economy. Because we plan to continue to increase our originations of these loans, it may be necessary to increase the level of our allowance for loan losses because of the increased risk characteristics associated with these types of loans. Any such increase to our allowance for loan losses would adversely affect our earnings.

We have a significant concentration in commercial real estate loans.  If our regulators were to curtail our commercial real estate lending activities, our earnings, dividend paying capacity and/or ability to repurchase shares could be adversely affected.

In 2006, the FDIC, the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “Guidance”).  The Guidance provides that a bank’s commercial real estate lending exposure may receive increased supervisory scrutiny when total non-owner occupied commercial real estate loans, including loans secured by multi-family property, non-owner occupied commercial real estate and construction and land loans, represent 300% or more of an institution’s total risk-based capital and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Our level of non-owner occupied commercial real estate equaled 394% of Bank total risk-based capital at June 30, 2019 and our commercial real estate loan portfolio increased by 79% during the preceding 36 months.

We may be adversely affected by recent changes in tax laws.

The Tax Cuts and Jobs Act (the “Tax Act”), which was enacted in December 2017, is likely to have both positive and negative effects on our financial performance. For example, the legislation resulted in a reduction in our federal corporate tax rate from 35% to 21% beginning in 2018, which will have a favorable impact on our earnings and capital generation abilities. However, the legislation also enacted limitations on certain deductions that will have an impact on the banking industry, borrowers and the market for single-family residential real estate.

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

Additionally, legislation in New Jersey that was adopted in July 2018 has increased our state income tax liability and increased our overall tax expense. The legislation imposes a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million of 2.5% for tax years beginning on or after January 1, 2018 through December 31, 2019, and of 1.5% for tax years beginning on or after January 1, 2020 through December 31, 2021. The surtax will be discontinued for our tax year beginning on July 1, 2022. The new legislation also requires combined filing for certain members of an affiliated group for tax years beginning on or after January 1, 2019, changing New Jersey's current status as a separate return state, and limits the deductibility of dividends received. These changes are not temporary. We do not expect there to be a material change to our income tax expense as a result of the combined filing requirement.

Changes to LIBOR may adversely impact the value of, and the return on, our loans and investment securities which are indexed to LIBOR.

On July 27, 2017, the U.K Financial Conduct Authority, which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR to the LIBOR administrator after 2021. The announcement also indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide LIBOR submissions to the LIBOR administrator or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable benchmark for certain loans and liabilities including our subordinated notes, what rate or rates may become accepted alternatives to LIBOR or the effect of any such changes in views or alternatives on the values of the loans and liabilities, whose interest rates are tied to LIBOR.

Uncertainty as to the nature of such potential changes, alternative reference rates, the elimination or replacement of LIBOR, or other reforms may adversely affect the value of, and the return on our loans, and our investment securities.

Income from secondary mortgage market operations is volatile, and we may incur losses with respect to our secondary mortgage market operations that could negatively affect our earnings.

A component of our business strategy is to sell a portion of residential mortgage loans originated into the secondary market, earning non-interest income in the form of gains on sale. For the year ended June 30, 2019, sale gains attributable to the sale of residential mortgage loans totaled $524,000 or approximately 3.9% of our non-interest income.  When interest rates rise, the demand for mortgage loans tends to fall and may reduce the number of loans we can originate for sale. Weak or deteriorating economic conditions also tend to reduce loan demand. If the residential mortgage loan demand decreases or we are unable to sell such loans for an adequate profit, then our non-interest income will likely decline which would adversely affect our earnings.

Our reliance on wholesale deposits could adversely affect our liquidity and operating results.

Among other sources of funds, we rely on wholesale deposits, including brokered deposits and non-brokered deposits acquired through listing services, to provide funds with which to make loans and provide for other liquidity needs. On June 30, 2019, brokered deposits totaled $235.8 million, or approximately 5.7% of total deposits. As of that same date, the outstanding balance of certificates of deposit acquired through listing services totaled $66.1 million or 1.6% of total deposits.

Generally wholesale deposits may not be as stable as deposits acquired through traditional retail channels.  In the future, those depositors may not replace their deposits with us as they mature, or we may have to pay a higher rate of interest to keep those deposits or to replace them with other deposits or other sources of funds. Not being able to maintain or replace those deposits as they mature would adversely affect our liquidity. Paying higher deposit rates to maintain or replace brokered deposits would adversely affect our net interest margin and operating results.

We may be required to record impairment charges with respect to our investment securities portfolio.

We review our securities portfolio at the end of each quarter to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the impairment is other than temporary, such assessment is completed internally, on a quarterly basis. If we conclude that the impairment is other than temporary, we are required to write down the value of that security. The credit-related portion of the impairment is recognized through earnings whereas the noncredit-related portion is generally recognized through other comprehensive income in the circumstances where the future sale of the security is unlikely.

At June 30, 2019, we had investment securities with fair values of approximately $1.30 billion on which we had approximately $4.0 million in gross unrealized losses and $14.0 million of gross unrealized gains. All unrealized losses on investment securities at June 30, 2019 represented temporary impairments of value. However, if changes in the expected cash flows of these securities and/or prolonged price declines result in our concluding in future periods that the impairment of these securities is other than temporary, we will be required to record an impairment charge against income equal to the credit-related impairment.

Our investments in corporate and municipal debt securities, trust preferred and subordinated debt securities and collateralized loan obligations expose us to additional credit risks.

The composition and allocation of our investment portfolio has historically emphasized U.S. agency mortgage-backed securities and U.S. agency debentures. While such assets remain a significant component of our investment portfolio at June 30, 2019, prior enhancements to our investment policies, strategies and infrastructure have enabled us to diversify the composition and allocation of our securities portfolio. Such diversification has included investing in corporate debt and municipal obligations, trust preferred and subordinated debt securities issued by financial institutions and collateralized loan obligations. With the exception of collateralized loan obligations, these securities are generally backed only by the credit of their issuers while investments in collateralized loan obligations generally rely on the structural characteristics of an individual tranche within a larger investment vehicle to protect the investor from credit losses arising from borrowers defaulting on the underlying securitized loans.

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

We hold certain intangible assets that could become impaired in the future. If these assets are considered to be either partially or fully impaired in the future, our earnings would decrease.

At June 30, 2019, we had approximately $216.1 million in intangible assets on our balance sheet comprising $210.9 million of goodwill and $5.2 million of core deposit intangibles. We are required to periodically test our goodwill and identifiable intangible assets for impairment. The impairment testing process considers a variety of factors, including the current market price of our common stock, the estimated net present value of our assets and liabilities, and information concerning the terminal valuation of similarly situated insured depository institutions. If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our common stock or our regulatory capital levels, but recognition of such an impairment loss could significantly restrict Kearny Bank’s ability to make dividend payments to Kearny Financial and therefore adversely impact our ability to pay dividends to stockholders.

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

The inability to attract and retain key personnel could adversely affect our business.

The successful execution of our business strategy is partially dependent on our ability to attract and retain experienced and qualified personnel.  Failure to do so could adversely affect our strategy, customer relationships and internal operations.

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

Our successful second step conversion and stock offering during fiscal 2015 resulted in a significant level of excess capital in relation to our overall asset size and risk profile.  Our business plan calls for us to execute a variety of strategies to deploy this excess capital including, but not limited to, continued organic balance sheet growth and diversification, implementation of share repurchase plans and payment of regular cash dividends.  Additionally, we will carefully consider acquisition opportunities to further deploy our excess capital when we expect such opportunities to significantly enhance long-term shareholder value.  Our inability to effectively and timely deploy our excess capital through these strategies may constrain growth in earnings and return on equity and thereby diminish potential growth in shareholder value.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company and the Bank conduct business from their administrative headquarters at 120 Passaic Avenue in Fairfield, New Jersey and leases office suites in Clifton, New Jersey.  The Company operates 54 branch offices located in Bergen, Essex, Hudson, Middlesex, Monmouth, Morris, Ocean, Passaic and Union counties, New Jersey and Kings and Richmond counties, New York.  Twenty-four of our branch offices are leased with remaining terms between five months and 13 years.  At June 30, 2019, our net investment in property and equipment totaled $56.9 million.

As noted above, in April 2019 we announced the consolidation of seven of our branch offices located in northern and central New Jersey.  One such consolidation was completed in June 2019 while the remaining six were completed in July 2019, thereby reducing the number of branch offices to 48.

Additional information regarding our properties as of June 30, 2019, is presented in Note 9 to the audited consolidated financial statements.

Item 3. Legal Proceedings

We are, from time to time, party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business.  At June 30, 2019, there were no lawsuits pending or known to be contemplated against us that would be expected to have a material effect on operations or income.

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

As of August 20, 2019, there were 4,376 registered holders of record of the Company’s common stock, plus approximately 7,669 beneficial (street name) owners.

(b) Use of Proceeds.  Not applicable.

(c) Issuer Purchases of Equity Securities.  Set forth below is information regarding the Company’s stock repurchases during the fourth quarter of the fiscal year ended June 30, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2019	844,696	$13.22	844,696	7,685,511
May 1-31, 2019	758,930	$13.80	758,930	6,926,581
June 1-30, 2019	790,000	$13.38	790,000	6,136,581

Total	2,393,626	$13.46	2,393,626	6,136,581

(1)

On March 13, 2019, the Company announced the authorization of a fourth repurchase plan for up to 9,218,324 shares or 10% of shares then outstanding.  This plan has no expiration date.  The plan commenced upon the completion of the third stock repurchase plan, which was announced on April 27, 2018, and authorized the purchase of up to 10,238,557 shares or 10% of shares then outstanding. The third stock repurchase plan had no expiration date.

Stock Performance Graph.  The following stock performance graph compares the cumulative total shareholder return on the Company’s common stock with (a) the cumulative total shareholder return on stocks included in the NASDAQ Composite Index, (b) the cumulative total shareholder return on stocks included in the SNL Thrift $5 Billion - $10 Billion Index and (c) the cumulative total shareholder return on stocks included in the SNL Thrift MHC Index, in each case assuming an investment of $100.00 as of June 30, 2014.  The cumulative total returns for the indices and the Company are computed assuming the reinvestment of dividends that were paid during the period. It is assumed that the investment in the Company’s common stock was made at the initial public offering price of $10.00 per share.

	At June 30,
	2014	2015	2016	2017	2018	2019
Kearny Financial Corp.	$100	$102	$115	$137	$126	$128
NASDAQ Composite	100	114	113	144	178	192
SNL Thrift $5B - $10B Index	100	108	113	139	173	159
SNL Thrift MHC Index	100	116	122	124	130	139

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

Item 6. Selected Financial Data

The following financial information and other data in this section are derived from the Company’s audited consolidated financial statements and should be read together therewith:

	At June 30,
	2019	2018	2017	2016	2015
	(In Thousands)
Balance Sheet Data:
Assets	$6,634,829	$6,579,874	$4,818,127	$4,500,059	$4,237,187
Net loans receivable	4,645,654	4,470,483	3,215,975	2,649,758	2,087,258
Investment securities available for sale	714,263	725,085	613,760	673,537	767,279
Investment securities held to maturity	576,652	589,730	493,321	577,286	663,341
Cash and equivalents	38,935	128,864	78,237	199,200	340,136
Goodwill	210,895	210,895	108,591	108,591	108,591
Deposits	4,147,610	4,073,604	2,929,745	2,694,687	2,465,570
Borrowings	1,321,982	1,198,646	806,228	614,423	571,499
Stockholders' equity	1,127,159	1,268,748	1,057,181	1,147,629	1,167,375

	For the Years Ended June 30,
	2019	2018	2017	2016	2015
	(In Thousands, Except Percentage and Per Share Amounts)
Summary of Operations:
Interest income	$237,333	$171,431	$139,093	$126,888	$106,039
Interest expense	82,020	50,138	36,519	31,903	25,431
Net interest income	155,313	121,293	102,574	94,985	80,608
Provision for loan losses	3,556	2,706	5,381	10,690	6,108
Net interest income after loan loss provision	151,757	118,587	97,193	84,295	74,500
Non-interest income, excluding asset gains, losses and write-downs	13,309	12,270	9,920	10,426	8,616
Non-interest income (loss) from asset gains, losses and write-downs	246	993	1,428	301	(675)
Contribution to charitable foundation	-	-	-	-	10,000
Other non-interest expenses	109,243	97,850	81,118	72,417	68,081
Income before taxes	56,069	34,000	27,423	22,605	4,360
Income tax expense (benefit)	13,927	14,404	8,820	6,783	(1,269)
Net income	$42,142	$19,596	$18,603	$15,822	$5,629

Per Share Data:
Net income per share - Basic and diluted	$0.46	$0.24	$0.22	$0.18	$0.06
Weighted average number of common shares outstanding (in thousands):
Basic	91,054	82,587	84,590	89,591	91,717
Diluted	91,100	82,643	84,661	89,625	91,841
Cash dividends per share	$0.37	$0.25	$0.10	$0.08	$-
Dividend payout ratio (1)	80.75%	102.87%	44.99%	45.28%	-%

(1)Represents cash dividends declared divided by net income.

	At or For the Years Ended June 30,
	2019	2018	2017	2016	2015
Performance ratios:
Return on average assets (net income divided by average total assets)	0.63%	0.37%	0.40%	0.36%	0.15%
Return on average equity (net income divided by average total equity)	3.52	1.81	1.68	1.36	0.98
Net interest rate spread	2.31	2.25	2.14	2.06	2.20
Net interest margin	2.56	2.50	2.41	2.35	2.34
Average interest-earning assets to average interest-earning liabilities	118.88	125.12	132.14	136.23	119.08
Efficiency ratio (non-interest expenses divided by sum of net interest income and non-interest income)	64.69	72.72	71.20	68.50	88.18
Non-interest expense to average assets	1.64	1.86	1.76	1.64	2.10

Asset Quality Ratios:
Non-performing loans to total loans	0.43	0.37	0.58	0.79	1.09
Non-performing assets to total assets	0.31	0.27	0.43	0.49	0.56
Net charge-offs to average loans outstanding	0.02	0.03	0.01	0.08	0.16
Allowance for loan losses to total loans	0.70	0.68	0.90	0.91	0.74
Allowance for loan losses to non-performing loans	164.15	183.08	155.18	115.07	68.17

Capital Ratios:
Average equity to average assets	17.97	20.54	24.02	26.47	15.49
Equity to assets at period end	16.99	19.28	21.94	25.50	27.55
Tangible equity to tangible assets at period end (1)	14.19	16.53	20.14	23.65	25.63

(1)Tangible equity equals total stockholders’ equity reduced by goodwill and core deposit intangible assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

This discussion and analysis reflects Kearny Financial Corp.’s consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations.  You should read the information in this section in conjunction with the business and financial information regarding Kearny Financial Corp. and the audited consolidated financial statements and notes thereto contained in this Annual Report on Form 10-K.

Overview

Total assets increased $55.0 million to $6.63 billion at June 30, 2019 from $6.58 billion at June 30, 2018.  The net increase in total assets primarily reflected an increase in net loans receivable that was partially offset by a decrease in the balances of cash and cash equivalents and investment securities. The net increase in total assets was largely funded by an increase in deposits and borrowings that was partially offset by a decrease in stockholders’ equity.

For the year ended June 30, 2019, net loans receivable increased by $175.2 million to $4.65 billion, or 70.0% of total assets, from $4.47 billion, or 67.9% of total assets, at June 30, 2018.  Total securities decreased by $23.9 million to $1.29 billion, or 19.5% of total assets, at June 30, 2019 from $1.31 billion, or 20.0% of total assets, at June 30, 2018.  The growth in loans and decrease in investment securities during fiscal 2019 continued to reflect our strategic emphasis on reallocating earning assets out of comparatively lower-yielding investment securities and into loans.  Our asset quality remained strong with non-performing loans to total loans of 0.43% and 0.37% at June 30, 2019 and June 30, 2018, respectively.

For the year ended June 30, 2019, our total deposits increased by $74.0 million to $4.15 billion from $4.07 billion at June 30, 2018.  The increase in deposits for the year ended June 30, 2019 largely reflected continuing effects of product, pricing and marketing strategies implemented during fiscal 2019.  Excluding brokered and listing service deposits, non-maturity deposits increased by $97.0 million while certificates of deposit increased by $74.5 million.  Brokered and listing service deposits, comprising both non-maturity deposits and certificates of deposits, decreased by $97.5 million.  The net growth and reallocation of deposits reflected our strategic focus on reallocating our deposit mix in favor of retail deposits.

The balance of borrowings increased by $123.3 million to $1.32 billion at June 30, 2019 from $1.20 billion at June 30, 2018.  The increase in borrowings for the year ended June 30, 2019 partly reflected the net increase in FHLB advances of $113.1 million coupled with the increase of $30.0 million in overnight borrowings and partially offset by a $19.7 million decrease in depositor sweep accounts.  The net increase in FHLB advances reflected a new $200.0 million advance drawn to replace the maturing Promontory IND deposits, as noted above, partially offset by the repayment of maturing advances.

Stockholders’ equity decreased by $141.6 million to $1.13 billion at June 30, 2019 from $1.27 billion at June 30, 2018.  The decrease in stockholders’ equity largely reflected the impact of our share repurchases during fiscal 2019 which totaled $141.7 million.

Net income for the fiscal year ended June 30, 2019 was $42.1 million or $0.46 per diluted share; an increase of $22.5 million from $19.6 million, or $0.24 per diluted share, for the fiscal year ended June 30, 2018.  The increase to net income for the year ended June 30, 2019, largely reflected the impact of the acquisition of Clifton which closed during the fourth quarter of the fiscal year ended June 30, 2018.

Net interest income increased by $34.0 million to $155.3 million for the year ended June 30, 2019 from $121.3 million for the year ended June 30, 2018, reflecting the impact of the acquisition of Clifton which closed during the fourth quarter of the fiscal year ended June 30, 2018 and, to a lesser extent, organic post-acquisition balance sheet growth.

The provision for loan losses increased $850,000 to $3.6 million for fiscal 2019 from $2.7 million for fiscal 2018.  The increase was attributable to a higher provision on non-impaired loans collectively evaluated for impairment coupled with the effects of updates to environmental loss factors that increased the applicable portion of the allowance and the associated provision expense between comparative periods.

Non-interest income increased $292,000 to $13.6 million for fiscal 2019 from $13.3 million for fiscal 2018.  The increase in non-interest income primarily reflected an increase in income recognized on bank-owned life insurance partially offset by a decrease in loan sale gains and losses incurred on the sale of securities.

Non-interest expense increased by $11.3 million to $109.2 million for the year ended June 30, 2019 from $97.9 million for the year ended June 30, 2018.  In addition to reflecting the impact of a $1.7 million non-recurring branch consolidation charge the increase in non-interest expense between comparative periods reflected the larger effects of the acquisition of Clifton in April 2018 whose impact on our ongoing operating expenses was fully reflected throughout the fiscal year ended June 30, 2019.  These noted increases in non-interest expense were partially offset by the $6.7 million of non-recurring merger-related expenses attributable to the Clifton acquisition that were recorded during the year ended June 30, 2018 for which no comparable expenses were recorded during the year ending June 30, 2019.

The provision for income tax expense was $13.9 million compared to $14.4 million for the year ended June 30, 2018 resulting in effective tax rates of 24.8% and 42.4%, respectively.  The effective tax rate for the year ended June 30, 2018 reflected the impact of federal income tax reform and certain non-deductible merger-related expenses whose effects collectively increased the effective tax rate during the prior comparative period.  The effective tax rate for the year ended June 30, 2019 reflects our current statutory federal income tax rate of 21%.

Critical Accounting Policies

Our accounting policies are integral to understanding the results reported. We describe them in detail in Note 1 to our audited consolidated financial statements included as an exhibit to this document. In preparing the audited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of financial condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses.

Allowance for Loan Losses.  The allowance for loan losses is a valuation account that reflects our estimation of the losses in its loan portfolio to the extent they are both probable and reasonable to estimate.  The balance of the allowance is generally maintained through provisions for loan losses that are charged to income in the period that estimated losses on loans are identified.  We charge confirmed losses on loans against the allowance as such losses are identified.  Recoveries on loans previously charged-off are added back to the allowance.

Our allowance for loan loss calculation methodology utilizes a two-tier loss measurement process that is performed quarterly.  We first identify the loans that must be reviewed individually for impairment.  Factors considered in identifying individual loans to be reviewed include, but may not be limited to, loan type, classification status, contractual payment status, performance/accrual status and impaired status.  Loans considered to be eligible for individual impairment review include commercial mortgage loans, construction loans, commercial business loans, one- to four-family mortgage loans, home equity loans and home equity lines of credit.  A loan is deemed to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Once a loan is determined to be impaired, management performs an analysis to determine the amount of impairment associated with that loan.

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

Comparison of Financial Condition at June 30, 2019 and June 30, 2018

Cash and Cash Equivalents. Cash and cash equivalents, which consist primarily of interest-earning and non-interest-earning deposits in other banks, decreased by $89.9 million to $38.9 million at June 30, 2019 from $128.9 million at June 30, 2018.  The decrease in the balance of cash and cash equivalents at June 30, 2019 largely reflected the continuing effort to limit the balance of cash and cash equivalents to the levels needed to meet the Bank’s day-to-day funding obligations and overall liquidity risk management objectives while reinvesting excess liquidity into comparatively higher-yielding assets.  The elevated levels of cash and cash equivalents at June 30, 2018 partly reflected operating fluctuations in our short-term liquidity coupled with $36.6 million in cash and cash equivalents acquired from Clifton.

Investment Securities Available for Sale. Investment securities classified as available for sale decreased by $10.8 million to $714.3 million at June 30, 2019 from $725.1 million at June 30, 2018.  The net decrease in the portfolio reflected security purchases totaling $125.9 million during the year ended June 30, 2019 coupled with a $6.3 million increase in the fair value of the portfolio to a net unrealized gain of $2.0 million at June 30, 2019 from a net unrealized loss of $4.3 million at June 30, 2018.  The net decrease in the portfolio was coupled with sales of securities totaling $75.7 million and $66.8 million cash repayment of principal, net of premium amortization and discount accretion during the year ended June 30, 2019.  In addition, the net increase in the portfolio was partially offset by the early adoption of ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20) on October 1, 2018, which shortens the amortization period to the earliest call date for purchased callable debt securities held at a premium. The effect of the adoption of ASU 2017-08 decreased the balance of the portfolio by $531,000 during the year ended June 30, 2019.

Based on its evaluation, management has concluded that no other-than-temporary impairment was present within the available for sale segment of the investment portfolio as of June 30, 2019.  Additional information about securities available for sale at June 30, 2019 is presented in “Item 1. Business” of this Annual Report on Form 10-K, as well as in Note 4 and Note 6 to the audited consolidated financial statements.

Investment Securities Held to Maturity. Investment securities classified as held to maturity decreased by $13.1 million to $576.7 million at June 30, 2019 from $589.7 million at June 30, 2018.  The decrease in held to maturity securities reflected security purchases totaling $55.2 million that was partially offset by cash repayment of principal, net of discount accretion and premium amortization, totaling $67.7 million for the year ended June 30, 2019.

Based on its evaluation, management has concluded that no other-than-temporary impairment was present within the held to maturity segment of the investment portfolio as of June 30, 2019.  Additional information about securities held to maturity at June 30, 2019 is presented under “Item 1. Business” of this Annual Report on Form 10-K, as well as in Note 5 and Note 6 to the audited consolidated financial statements.

Loans Held-for-Sale. Our residential lending infrastructure continues to support strategies focused on the origination of residential mortgage loans designated for sale into the secondary market which has enabled us to augment our sources of non-interest income through the recognition of loan sale gains while helping to manage our exposure to interest rate risk.  During the year ended June 30, 2019, we sold $54.3 million of residential mortgage loans resulting in net sale gains totaling $524,000 for the period.  Loans held for sale totaled $12.3 million at June 30, 2019 compared to $863,000 at June 30, 2018 and are reported separately from the balance of net loans receivable as of those dates.

Loans Receivable.  Loans receivable, net of unamortized premiums, deferred costs and the allowance for loan losses, increased by $175.2 million to $4.65 billion at June 30, 2019 from $4.47 billion at June 30, 2018.  The increase in net loans receivable was primarily attributable to new loan origination and purchase volume outpacing loan repayments during the year ended June 30, 2019.

Residential mortgage loans held in portfolio, including home equity loans and lines of credit, increased by $52.0 million to $1.44 billion at June 30, 2019 from $1.39 billion at June 30, 2018. The increase reflected an increase in the balance of one- to four-family first mortgage loans of $46.6 million to $1.34 billion at June 30, 2019 from $1.30 billion at June 30, 2018 and an increase of $5.4 million in the balance of home equity loans and home equity lines of credit to $96.2 million at June 30, 2019 from $90.8 million at June 30, 2018.

Residential mortgage loan origination volume for the year ended June 30, 2019, excluding loans held-for-sale, totaled $140.6 million, comprising $106.9 million of one- to four-family first mortgage loan originations and $33.7 million of home equity loan and home equity line of credit originations during the period.  Residential mortgage loan originations were augmented with the purchase of one- to four-family first mortgage loans totaling $95.5 million during the year ended June 30, 2019.

Commercial loans, including multi-family and nonresidential commercial mortgage loans, commercial business loans and construction loans, increased by $114.3 million to $3.28 billion at June 30, 2019 from $3.17 billion at June 30, 2018. The components of the aggregate increase included an increase in commercial mortgage loans totaling $143.7 million partially offset by a decrease in the outstanding balance of commercial business loans and construction loans totaling $20.0 million and $9.4 million, respectively. The decrease in the balance of commercial business loans and construction loans was primarily attributable to loan repayments outpacing new loan origination and purchase volume.  The outstanding balance of commercial mortgage loans at June 30, 2019 totaled $3.21 billion while the outstanding balances of commercial business loans and construction loans, totaled $65.8 million and $13.9 million, respectively, as of that date.

Commercial loan origination volume for the year ended June 30, 2019 totaled $467.6 million, which comprised $437.3 million of commercial mortgage loan originations augmented by $21.9 million of commercial business loan originations and construction loan disbursements totaling $8.4 million during the period.  Commercial loan originations were augmented with the funding of purchased loans totaling $71.3 million during the year ended June 30, 2019.

Other loans, primarily account loans, deposit account overdraft lines of credit and other consumer loans, decreased by $3.3 million to $5.8 million at June 30, 2019 from $9.1 million at June 30, 2018.  We originated a total of $2.3 million of account loans and other consumer loans during the year ended June 30, 2019, while no additional consumer loans were purchased during the period.

Additional information about loans receivable at June 30, 2019 is presented under “Item 1. Business” of this Annual Report on Form 10-K, as well as in Note 7 to the audited consolidated financial statements.

Nonperforming Loans.  Nonperforming loans increased by $3.4 million to $20.3 million, or 0.43% of total loans at June 30, 2019, from $16.9 million, or 0.37% of total loans at June 30, 2018. Nonperforming loans generally include those loans reported as 90 days and over past due while still accruing and loans reported as nonaccrual with such balances totaling $22,000 and $20.2 million, respectively, at June 30, 2019.  The increase in nonperforming loans was largely attributable to the addition of one loan totaling $2.8 million that is fully secured by the vacant land that serves as its collateral and is current in its payment status.  The loan was designated as a troubled debt restructuring and placed on nonaccrual status during the quarter ended September 30, 2018.

Additional information about nonperforming loans at June 30, 2019 is presented under “Item 1. Business” of this Annual Report on Form 10-K, as well as in Note 8 to the audited consolidated financial statements.

Allowance for Loan Losses. During the year ended June 30, 2019, the balance of the allowance for loan losses increased by $2.4 million to $33.3 million, or 0.70% of total loans at June 30, 2019, from $30.9 million, or 0.68% of total loans at June 30, 2018. The increase resulted from provisions of $3.6 million during the year ended June 30, 2019 that were partially offset by charge-offs, net of recoveries, totaling $1.1 million during that same period.

Additional information about the allowance for loan losses at June 30, 2019 is presented under “Item 1. Business” of this Annual Report on Form 10-K, as well as in Note 1 and Note 8 to the audited consolidated financial statements.

Other Assets. The aggregate balance of other assets, including premises and equipment, FHLB stock, interest receivable, goodwill, core deposit intangibles, bank owned life insurance, deferred income taxes, other real estate owned and other assets, decreased by $17.8 million to $647.1 million at June 30, 2019 from $664.8 million at June 30, 2018.

The decrease in other assets primarily reflected a $28.2 million net decrease in the fair value of our interest rate derivatives portfolio to a net asset value of $3.7 million at June 30, 2019 as compared to a net asset value of $31.9 million at June 30, 2018.  This decrease was partially offset by a $5.2 million increase in FHLB stock resulting from a net increase in FHLB advances during the year ended June 30, 2019 coupled with a $6.3 million increase in the cash surrender value of our bank-owned life insurance policies for the same period.

The remaining increases and decreases in other assets for the year ended June 30, 2019 generally reflected normal operating fluctuations in their respective balances.

Deposits. Total deposits increased by $74.0 million to $4.15 billion at June 30, 2019 from $4.07 billion at June 30, 2018.  The net increase in deposit balances reflected a $76.9 million increase in interest-bearing deposits offset in part by a $2.9 million decrease in non-interest-bearing deposits.  The increase in interest-bearing deposits included increases in the balances of savings and club accounts and certificates of deposit totaling $46.6 million and $187.8 million, respectively, which were partially offset by a decrease in the balance of interest-bearing checking accounts totaling $157.5 million for the period.

The change in deposit balances for the year ended June 30, 2019 reflected changes in the balances of retail deposits as well as non-retail deposits acquired through various wholesale channels.  The decrease in the balance of interest-bearing checking primarily reflected a $210.8 million decrease in the balance of wholesale money market deposits attributable to the scheduled maturity and termination of our participation in the Promontory Interfinancial Network’s (“Promontory”) Insured Network Deposits (“IND”) program.  Partially offsetting the decrease in the balance of wholesale interest-bearing checking was an increase of $284.8 million in other deposits comprising increases of $171.5 million and $113.3 million in retail and other wholesale deposits, respectively.

We continued to utilize a deposit listing service through which we attract wholesale time deposits targeting institutional investors with an original investment horizon of up to five years. We generally prohibit the withdrawal of our listing service deposits prior to maturity. The balance of the Bank’s listing service time deposits decreased by $38.2 million to $66.1 million, or 1.6% of total deposits at June 30, 2019, compared to $104.3 million, or 2.6% of total deposits at June 30, 2018.

We also maintain a portfolio of brokered certificates of deposit whose balances increased by $151.5 million to $235.8 million or 5.7% of total deposits at June 30, 2019 compared to $84.3 million, or 2.1% of total deposits at June 30, 2018.

Additional information about our deposits at June 30, 2019 is presented under “Item 1. Business” of this Annual Report on Form 10-K, as well as in Note 11 to the audited consolidated financial statements.

Borrowings. The balance of borrowings increased by $123.3 million to $1.32 billion at June 30, 2019 from $1.20 billion at June 30, 2018. The increase in borrowings primarily reflected an additional $200.0 million 90-day FHLB advance that was drawn to replace the maturing Promontory IND funding noted above and the addition of a $27.0 million FHLB Community Investment Program (“CIP”) long-term advance. In regards to the $200.0 million 90-day FHLB advance, we had entered into a forward-starting interest rate swap contract in July 2016 to extend the effective duration of the new advance thereby effectively fixing its cost for a longer period of time.  The increase in borrowings also reflected a $30.0 million increase in overnight borrowings. These increases were partially offset by a $19.7 million decrease in depositor sweep account balances coupled with the repayment of $116.0 million of maturing FHLB advances.

Additional information about our borrowings at June 30, 2019 is presented under “Item 1. Business” of this Annual Report on Form 10-K, as well as in Note 12 to the audited consolidated financial statements.

Other Liabilities. The balance of other liabilities, including advance payments by borrowers for taxes and other miscellaneous liabilities, decreased by $798,000 to $38.1 million at June 30, 2019 from $38.9 million at June 30, 2018. The change generally reflected normal operating fluctuations in the balances of other liabilities during the period.

Stockholders’ Equity.  Stockholders’ equity decreased by $141.6 million to $1.13 billion at June 30, 2019 from $1.27 billion at June 30, 2018.  The decrease in stockholders’ equity largely reflected the impact of our share repurchases during fiscal 2019.  In March 2019, we completed our third share repurchase program which was announced in April 2018 through which we authorized the repurchase of 10,238,557 shares, or 10%, of our outstanding shares.  The shares associated with this third program were repurchased at a total cost of $138.8 million and at an average cost of $13.55 per share.  Concurrently, we announced our fourth share repurchase program through which we authorized the repurchase of 9,218,324 shares, or 10%, of our outstanding shares as of that date.

During the year ended June 30, 2019, we repurchased 10,624,840 shares of our common stock at a total cost of $141.7 million and an average cost of $13.34 per share.  The shares of common stock repurchased during the period included 7,543,097 shares attributed to the completion of our third share repurchase program, as noted above.  Such shares were repurchased at a total cost of $100.4 million and an average cost of $13.31 per share.  The additional 3,081,743 shares repurchased during the period represented 33.4% of the total shares to be repurchased under our fourth share repurchase program, also noted above.  Such shares were repurchased at a total cost of $41.3 million and at an average cost of $13.41 per share. The cumulative cost of our repurchased shares directly reduced the balance of stockholders’ equity at June 30, 2019.

The net decrease in stockholders’ equity was partially offset by net income of $42.1 million for the year ended June 30, 2019 from which we declared and paid regular quarterly cash dividends totaling $0.21 per share to stockholders during the period.  Additionally, in September 2018, we declared a $0.16 special cash dividend that was paid to stockholders in October 2018.  Together, the regular and special cash dividends declared during the year ended June 30, 2019 reduced stockholders’ equity by $34.0 million.

The change in stockholders’ equity also reflected an $15.7 million decrease in accumulated other comprehensive income, due primarily to changes in the fair value of the interest rate derivatives portfolio and available for sale securities portfolio, and a $1.9 million increase in unearned ESOP shares reflecting shares earned by plan participants during the year ended June 30, 2019.

Analysis of Net Interest Income

Net interest income represents the difference between income we earn on our interest-earning assets and the expense we pay on interest-bearing liabilities. Net interest income depends on the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned on such assets and paid on such liabilities.

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

	For the Years Ended June 30,
	2019				2018				2017
	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$4,669,436		$192,386	4.12%	$3,577,598		$138,426	3.87%	$2,955,686		$111,181	3.76%
Taxable investment securities (2)	1,171,335		37,213	3.18	1,048,163		27,053	2.58	1,066,508		23,543	2.21
Tax-exempt securities (2)	134,489		2,839	2.11	127,779		2,616	2.05	114,545		2,300	2.01
Other interest-earning assets (3)	101,595		4,895	4.82	93,209		3,336	3.58	114,121		2,069	1.81
Total interest-earning assets	6,076,855		237,333	3.91	4,846,749		171,431	3.54	4,250,860		139,093	3.27
Non-interest-earning assets	582,838				420,219				355,554
Total assets	$6,659,693				$5,266,968				$4,606,414

Interest-bearing liabilities:
Interest-bearing demand	$796,815		$8,125	1.02	$896,695		$7,390	0.82	$769,767		$5,050	0.66
Savings and club	761,203		4,186	0.55	569,777		993	0.17	519,506		663	0.13
Certificates of deposit	2,194,513		40,200	1.83	1,496,743		21,266	1.42	1,241,958		16,387	1.32
Total interest-bearing deposits	3,752,531		52,511	1.40	2,963,215		29,649	1.00	2,531,231		22,100	0.87
Borrowings	1,359,323		29,509	2.17	910,527		20,489	2.25	685,772		14,419	2.10
Total interest-bearing liabilities	5,111,854		82,020	1.60	3,873,742		50,138	1.29	3,217,003		36,519	1.13
Non-interest-bearing liabilities (4)	351,217				311,560				283,109
Total liabilities	5,463,071				4,185,302				3,500,112
Stockholders' equity	1,196,622				1,081,666				1,106,302
Total liabilities and stockholders' equity	$6,659,693				$5,266,968				$4,606,414

Net interest income			$155,313				$121,293				$102,574
Interest rate spread (5)				2.31%				2.25%				2.14%
Net interest margin (6)				2.56%				2.50%				2.41%
Ratio of interest-earning assets to interest-bearing liabilities	1.19	X			1.25	X			1.32	X

(1)

Loans held-for-sale and non-accruing loans have been included in loans receivable and the effect of such inclusion was not material. Allowance for loan losses has been included in non-interest-earning assets.

(2)	Fair value adjustments have been excluded in the balances of interest-earning assets.
(3)	Includes interest-bearing deposits at other banks and FHLB of New York capital stock.
(4)	Includes average balances of non-interest-bearing deposits of $312,169,000, $281,262,000 and $249,693,000, for the years ended June 30, 2019, 2018 and 2017, respectively.
(5)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	Year Ended June 30, 2019 versus Year Ended June 30, 2018			Year Ended June 30, 2018 versus Year Ended June 30, 2017
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)			(In Thousands)
Interest and dividend income
Loans receivable	$44,534	$9,426	$53,960	$23,919	$3,326	$27,245
Taxable investment securities	3,411	6,749	10,160	(408)	3,918	3,510
Tax-exempt securities	143	80	223	270	46	316
Other interest-earning assets	321	1,238	1,559	(438)	1,705	1,267
Total interest-earning assets	$48,409	$17,493	$65,902	$23,343	$8,995	$32,338

Interest expense:
Interest-bearing demand	$(894)	$1,629	$735	$947	$1,393	$2,340
Savings and club	417	2,776	3,193	79	251	330
Certificates of deposit	11,692	7,242	18,934	3,563	1,316	4,879
Borrowings	9,772	(752)	9,020	4,984	1,086	6,070
Total interest-bearing liabilities	20,987	10,895	31,882	9,573	4,046	13,619

Change in net interest income	$27,422	$6,598	$34,020	$13,770	$4,949	$18,719

Comparison of Operating Results for the Years Ended June 30, 2019, and June 30, 2018

Net Income.  Net income for the year ended June 30, 2019 was $42.1 million, or $0.46 per diluted share; an increase of $22.5 million from $19.6 million, or $0.24 per diluted share, for the year ended June 30, 2018. The increase in net income reflected increases in net interest income and non-interest income that were partially offset by increases in the provision for loan losses and non-interest expense.  Together, these factors contributed to an overall increase in pre-tax income.  Notwithstanding the increase in pre-tax income, the provision for income taxes decreased by $477,000 from $14.4 million for the year ended June 30, 2018 to $13.9 million for the year ended June 30, 2019.  This decrease was the result of a reduction in our effective income tax rate reflecting the impact of federal income tax reform and certain non-deductible merger-related expenses whose effects collectively increased the effective tax rate during the prior comparative period.

Net Interest Income.  Net interest income for the year ended June 30, 2019 was $155.3 million; an increase of $34.0 million from $121.3 million for the year ended June 30, 2018.  The increase between the comparative periods resulted from an increase in interest income of $65.9 million that was partially offset by an increase of $31.9 million in interest expense.  The increase in interest income was attributable to an increase in the average balance of interest-earning assets coupled with an increase in their average yield.  The increase in interest expense resulted from an increase in the average balance of interest-bearing liabilities coupled with an increase in their average cost.

The noted increase in the average balances of interest-earning assets and interest-bearing liabilities and the associated increases in their average yields and costs, respectively, primarily reflected the impact of the acquisition of Clifton which closed during the fourth quarter of the prior fiscal year ended June 30, 2018 and, to a lesser extent, organic post-acquisition balance sheet growth.  As required by applicable accounting standards, we recorded purchase accounting adjustments to the carrying value of all assets acquired and liabilities assumed from Clifton to reflect their fair values at the time of acquisition.  With specific regard to the interest-earning assets acquired and interest-bearing liabilities assumed, such adjustments generally accrete or amortize into interest income and interest expense, respectively, on a level-yield/cost basis over their estimated remaining lives.  As a result, the post-acquisition yield or cost recognized by us on the assets and liabilities acquired generally reflect the comparable market interest rates for such instruments at the time of their acquisition.

As presented in the separate discussion and analysis of interest income and expense below, these acquisition-related factors noted above, contributed significantly to the six basis point increase in our net interest rate spread to 2.31% for the year ended June 30, 2019 from 2.25% for the year ended June 30, 2018. The increase in the net interest rate spread partly reflected a 37 basis points increase in the average yield on interest-earning assets to 3.91% for the year ended June 30, 2019 from 3.54% for the year ended June 30, 2018.  The increase in the average yield on interest-earning assets was partially offset by a 31 basis point increase in the average cost of interest-bearing liabilities to 1.60% from 1.29% for those same comparative periods, respectively.

The factors resulting in the reported increase in our net interest rate spread also affected our net interest margin.  In total, the our net interest margin increased six basis points to 2.56% for the year ended June 30, 2019 compared to 2.50% for the year ended June 30, 2018.

Interest Income.  Total interest income increased $65.9 million to $237.3 million for the year ended June 30, 2019 from $171.4 million for the year ended June 30, 2018. The increase in interest income partly reflected a $1.23 billion increase in the average balance of interest-earning assets to $6.08 billion for the year ended June 30, 2019 from $4.85 billion for the year ended June 30, 2018.  For those same comparative periods, the yield on interest-earning assets also increased by 37 basis points to 3.91% from 3.54%.

Interest income from loans increased $54.0 million to $192.4 million for the year ended June 30, 2019 from $138.4 million for the year ended June 30, 2018.  The average balance of loans increased by $1.09 billion to $4.67 billion for the year ended June 30, 2019 from $3.58 billion for the year ended June 30, 2018.  The average yield on loans increased by 25 basis points to 4.12% for the year ended June 30, 2019 from 3.87% for the year ended June 30, 2018.  The increase in the average balance reflected the impact of the acquisition of Clifton and, to a lesser extent, organic post-acquisition growth in loans.  The increase in the average yield on loans primarily reflected the effects of the Clifton acquisition through which the post-acquisition yield on the loans acquired reflect the comparable market interest rates for such loans at the time of their acquisition, as discussed earlier.

The increase in interest income on interest-earning assets, excluding loans, was primarily due to the increase in interest income on taxable investment securities.  The weighted average yield on taxable investment securities increased by 60 basis points to 3.18% for the year ended June 30, 2019 from 2.58% for the year ended June 30, 2018.  The increase in the weighted average yield on taxable investment securities was primarily attributable to an increase in the yield on our investments in floating rate securities. To a lesser extent, the increase in interest income on interest-earning assets, excluding loans, was also attributable to an increase in interest income on other interest-earning assets.  The weighted average yield on other interest earning assets increased by 124 basis points to 4.82% for the year ended June 30, 2019 from 3.58% for the year ended June 30, 2018.  The increase in the weighted average yield on other interest-earning assets was primarily due to an increase in the yield on the balances of our FHLB stock holdings.

Interest Expense.  Total interest expense increased by $31.9 million to $82.0 million for the year ended June 30, 2019 from $50.1 million for the year ended June 30, 2018.  The increase in interest expense partly reflected a $1.24 billion increase in the average balance of interest-bearing liabilities to $5.11 billion for the year ended June 30, 2019 from $3.87 billion for the year ended June 30, 2018 while also reflecting a 31 basis point increase in the average cost of interest-bearing liabilities to 1.60% from 1.29% for those same comparative periods, respectively.

Interest expense attributed to deposits increased by $22.9 million to $52.5 million for the year ended June 30, 2019 from $29.6 million for the year ended June 30, 2018. The increase in interest expense was attributable to increases in the average balance and average cost of interest-bearing deposits.  The average balance of interest-bearing deposits increased by $789.3 million to $3.75 billion for the year ended June 30, 2019 from $2.96 billion for the year ended June 30, 2018. The increase in the average balance reflected the combined effects of the Clifton acquisition coupled with organic growth in deposits that was partially offset by a decrease in the average balance of wholesale interest-bearing checking accounts as discussed earlier.  The average cost of interest-bearing deposits increased by 40 basis points to 1.40% for the year ended June 30, 2019 from 1.00% for the year ended June 30, 2018.

Interest expense attributed to borrowings increased by $9.0 million to $29.5 million for the year ended June 30, 2019 from $20.5 million for the year ended June 30, 2018.  The increase in interest expense partly reflected a $448.8 million increase in the average balance of borrowings to $1.36 billion for the year ended June 30, 2019, from $910.5 million for the year ended June 30, 2018 while also reflecting an eight basis point decrease in the average cost of borrowings to 2.17% from 2.25% for those same comparative periods, respectively.

The increase in the average balance of borrowings primarily reflected a $428.9 million increase in the average balance of FHLB advances to $1.31 billion for the year ended June 30, 2019 from $876.3 million for the year ended June 30, 2018. For those same comparative periods, the average cost of FHLB advances decreased by 12 basis points to 2.20% from 2.32%.  The increase in the average balance and decrease in the average cost of FHLB advances largely reflected the impact of the Clifton acquisition while also reflecting the impact of an additional $200 million of 90-day FHLB term advance drawn during the quarter ended September 30, 2018, to replace funding that was previously provided through the Promontory IND program, as noted earlier.  With regard to the noted FHLB advance, we had entered into a forward-starting interest rate swap contract in July 2016 to extend the effective duration of the new 90-day FHLB advance thereby effectively fixing its cost for a longer period of time. The increase in the average balance of FHLB advances partly reflected the addition of a $27.0 million FHLB CIP long-term advance during the quarter ended December 31, 2018.  The increase in the average balance of borrowings also included a $19.9 million increase in the average balance of depositor sweep accounts and overnight borrowings, to $54.2 million for the year ended June 30, 2019 from $34.3 million for the year ended June 30, 2018. The average cost of depositor sweep accounts and overnight borrowings increased by 105 basis points to 1.45% from 0.40% between the same comparative periods.

Provision for Loan Losses.  The provision for loan losses increased by $850,000 to $3.6 million for the year ended June 30, 2019 from $2.7 million for the year ended June 30, 2018.  The increase in the provision partly reflected the effects of greater growth during the year ended June 30, 2019 in the balance of the performing portion of the loan portfolio that was collectively evaluated for impairment compared to that of the prior year ended June 30, 2018.  Additionally, the increase reflected the effects of updates to environmental loss factors that increased the applicable portion of the allowance and the associated provision expense between comparative periods.

Additional information regarding the allowance for loan losses and the associated provisions recognized during the year ended June 30, 2019, is presented under “Item 1, Business” of this Annual Report on Form 10-K as well as in Note 1 and Note 8 to the audited consolidated financial statements.

Non-Interest Income.  Non-interest income increased by $292,000 to $13.6 million for the year ended June 30, 2019 from $13.3 million for the year ended June 30, 2018, reflecting the effects of several offsetting factors.

Income recognized on bank-owned life insurance increased by $977,000 to $6.3 million for the year ended June 30, 2019 from $5.4 million for the year ended June 30, 2018.  The increase was largely attributable to the additional income earned on the cash surrender value of the policies acquired in conjunction with the Clifton acquisition.

Miscellaneous non-interest income increased by $80,000 to $475,000 for the year ended June 30, 2019 from $395,000 for the year ended June 30, 2018.  The increase primarily reflected $56,000 of fee income recognized on mortgage banking activities which were not included in gain on sale of loans coupled with an increase in credit card referral fee income.

We recognized a net loss of $323,000 on the sale and call of securities during the year ended June 30, 2019 compared to a net gain of $8,000 during the year ended June 30, 2018.

Gain on sale of loans decreased by $424,000 to $580,000 for the year ended June 30, 2019 from $1.0 million for the year ended June 30, 2018.  The decrease in loan sale gains primarily reflected a lower volume of loans originated and sold between comparative periods.

Further impacting non-interest income was a net loss totaling $11,000 arising from the write down and sale of other real estate owned (“OREO”) during the year ended June 30, 2019 compared to a net loss totaling $19,000 during the earlier comparative period.

The remaining changes in the other components of non-interest income between comparative periods generally reflected normal operating fluctuations within those line items.

Non-Interest Expenses.  Non-interest expense increased by $11.3 million to $109.2 million for the year ended June 30, 2019 from $97.9 million for the year ended June 30, 2018.  The increase in non-interest expense included $1.7 million of non-recurring branch consolidation expenses which were recognized as components of salaries and employee benefits and miscellaneous expenses totaling $654,000 and $1.1 million, respectively. In addition, the increase in non-interest expense between comparative periods reflected the effects of the acquisition of Clifton in April 2018 whose impact on our ongoing operating expenses was fully reflected throughout the fiscal year ended June 30, 2019.

Salaries and employee benefits expense increased by $9.3 million to $63.0 million for the year ended June 30, 2019 from $53.7 million for the year ended June 30, 2018.  The increase generally reflected the effects of the additional employees retained in conjunction with the Clifton acquisition while also reflecting increases in certain compensation and benefit expenses attributable to the our existing roster of employees.  Such increases included annual increases in wages and salaries for fiscal 2019 coupled with the cost of staffing additions within certain lending, business development, risk management and operational support functions.  The increase in salaries and employee benefits expense also reflected increases in commissions, incentive compensation, employee severance, employee health insurance and payroll taxes.  These increases were partially offset by decreases in employee retirement, ESOP and stock benefit plan expenses.

Net occupancy expense of premises increased by $2.0 million to $11.2 million for the year ended June 30, 2019 from $9.2 million for the year ended June 30, 2018.  The increase was largely attributable to the ongoing operating expenses associated with the owned and leased office facilities acquired by us in conjunction with the Clifton acquisition.  The increase in premises occupancy expense also reflected an increase in facility lease expenses arising from costs associated with forthcoming branch additions and relocations, coupled with increases in facility repairs and maintenance and depreciation expenses relating to existing administrative and branch facilities.

Equipment and systems expense increased by $2.8 million to $12.3 million for the year ended June 30, 2019 from $9.5 million for the year ended June 30, 2018.  The increase in equipment and systems expense was largely attributable to the ongoing operating expenses associated with the equipment and information technology infrastructure acquired by us in conjunction with the Clifton acquisition.  However, the increase also reflected $551,000 of non-recurring information technology expenses recognized in conjunction with the October 2018 conversion and integration of Clifton’s core processing system.

Advertising and marketing expense increased by $91,000 to $3.1 million for the year ended June 30, 2019 from $3.0 million for the year ended June 30, 2018.  The decrease in advertising and marketing expense largely reflected decreases in advertising expenses across a variety of advertising formats including outdoor and electronic media reflecting normal fluctuations in the timing of certain advertising campaigns supporting our loan and deposit growth initiatives.

Federal deposit insurance premiums increased by $263,000 to $1.8 million for the year ended June 30, 2019 from $1.5 million for the year ended June 30, 2018.  The increase was primarily attributable to an increased deposit insurance assessment base arising from the effects of the Clifton acquisition as well as our organic growth.

Directors’ compensation expense increased by $224,000 to $3.0 million for the year ended June 30, 2019 from $2.8 million for the year ended June 30, 2018.  The increase in expense primarily reflected an increase in director fees attributable to the net growth in our Board of Directors by two members between comparative periods.

Miscellaneous expense increased by $3.4 million to $14.8 million for the year ended June 30, 2019 from $11.4 million for the year ended June 30, 2018. The increase in miscellaneous expense primarily reflected $1.1 million of non-recurring branch consolidation expenses, noted above. The increase in miscellaneous expense also reflected increases in the amortization of core deposit intangibles arising from the Clifton acquisition coupled with increases in legal, audit, consulting and insurance expense.  Also included in this increase was $108,000 of non-recurring expenses associated with the October 2018 conversion and integration of Clifton’s core processing system.

Finally, the change in non-interest expense between comparative periods also reflected $6.7 million of merger-related costs associated with the Clifton acquisition that were recorded during the earlier comparative period for which no comparable costs were recorded in the current period.

Provision for Income Taxes.  The provision for income taxes decreased by $477,000 to $13.9 million for the year ended June 30, 2019 from $14.4 million for the year ended June 30, 2018.  The variance in income tax expense partly reflected a reduction in our effective income tax rate that was partially offset by an increase in the taxable portion of pre-tax income between comparative periods.

Our effective tax rate for the year ended June 30, 2019 was 24.8%.  In relation to statutory income tax rates, the effective tax rate for the year ended June 30, 2019 partly reflected the effects of recurring sources of tax-favored income included in pre-tax income.  By comparison, our effective tax rate for the year ended June 30, 2018 was 42.4%.  The decrease in the effective tax rate primarily reflected the impact of federal income tax reform whose effects were partially offset by changes enacted by the State of New Jersey to its income tax laws that became effective on July 1, 2018.  Additionally, the decrease in the effective tax rate reflected the effects of certain non-deductible merger-related expenses whose effects collectively increased the effective tax rate during the prior comparative period.  The effective tax rate for the year ended June 30, 2019 reflects our current statutory federal income tax rate of 21%.

Comparison of Operating Results for the Years Ended June 30, 2018, and June 30, 2017

A comparison of our operating results for the years ended June 30, 2018 and June 30, 2017 can be found in our Annual Report on Form 10-K for the year ended June 30, 2018, filed with the SEC on August 28, 2018.

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

The Bank is required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure a safe operation. The balance of our cash and cash equivalents decreased by $89.9 million to $38.9 million at June 30, 2019 from $128.9 million at June 30, 2018.  The decrease in the balance of cash and cash equivalents largely reflected our ongoing effort to enhance earnings by generally limiting the level of lower-yielding, short-term liquid assets to the levels needed to meet its day-to-day funding obligations and overall liquidity risk management objectives.  The elevated levels of cash and cash equivalents at June 30, 2018 partly reflected operating fluctuations in our short-term liquidity coupled with the acquisition of $36.6 million in cash and cash equivalents acquired from Clifton.  Short-term investments qualifying as liquid assets are supplemented by our portfolio of securities classified as available for sale whose balances at June 30, 2019 included $714.3 million of investment securities that can readily be sold if necessary.

Cash and cash equivalents at June 30, 2019 included funds on deposit at other financial institutions totaling $22.3 million and other cash-related items, consisting primarily of vault cash and cash held by, or in transit to/from, our cash repository service provider, totaling $16.6 million. Cash and equivalents on deposit at other institutions at June 30, 2019 included $6.2 million held by the FHLB, $13.7 million held by the FRB as well as $2.4 million held at two U.S. domestic commercial banks representing funds on deposit totaling $2.2 million and $236,000, respectively, at June 30, 2019.

Deposits increased $74.0 million to $4.15 billion at June 30, 2019 from $4.07 billion at June 30, 2018.  The net increase in deposit balances reflected a $76.9 million increase in interest-bearing deposits offset by a $2.9 million decrease in non-interest-bearing deposits.  Borrowings from the FHLB of New York and other sources are generally available to supplement the Bank’s liquidity position and, to the extent that maturing deposits do not remain with us, management may replace such funds with borrowings.  As of June 30, 2019, the Bank’s outstanding balance of FHLB advances, excluding fair value adjustments, totaled $1.29 billion.  Of these advances, $145.0 million represent long-term, fixed-rate advances maturing in 2023 that have terms enabling the FHLB to call the borrowing at their option prior to maturity. The remaining balance of long-term, fixed-rate advances included 30 term advances totaling $317.4 million with maturities ranging from fiscal 2020 to fiscal 2026 and one fixed-rate, amortizing advance maturing in fiscal 2021 with an outstanding balance of $246,000 at June 30, 2019.  Short-term FHLB advances at June 30, 2019 included $825.0 million of fixed-rate borrowings which have been effectively converted to longer duration funding sources through the use of interest rate derivatives.  In addition to the FHLB advances, we have other borrowings totaling $8.8 million at June 30, 2019 representing collateralized overnight sweep account balances linked to customer demand deposits and $30.0 million in other overnight borrowings.

We have the capacity to borrow additional funds from the FHLB, through a line of credit or by taking additional short-term or long-term advances. Such borrowings are an option available to management if funding needs change or to modify the effective duration of liabilities. As of June 30, 2019, the Bank’s borrowing potential at the FHLB of New York was $1.31 billion without pledging additional collateral.  We also have the capacity to borrow additional funds, on an unsecured basis, via lines of credit we have established with a variety of other financial institutions.  As of June 30, 2019 available borrowing capacity under those lines of credit totaled $625.0 million.

The following table sets forth information concerning balances and interest rates on our short-term borrowings at and for the periods shown:

	At or For the Years Ended June 30,
	2019	2018	2017
	(Dollars in Thousands)
Balance at end of year	$825,000	$625,000	$625,000
Average balance during year	$854,554	$629,008	$498,115
Maximum outstanding at any month end	$975,000	$667,000	$625,000
Weighted average interest rate at end of year	2.54%	2.22%	1.29%
Weighted average interest rate during year	2.48%	1.64%	0.85%

The following table discloses our contractual obligations and commitments as of June 30, 2019:

	At June 30, 2019
	Less than One Year	One to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(In Thousands)
Contractual obligations
Operating lease obligations	$3,278	$5,462	$3,646	$7,786	$20,172
Certificates of deposit	1,486,448	614,909	96,014	7,086	2,204,457
Federal Home Loan Bank Advances	873,400	126,746	177,500	110,000	1,287,646

Total contractual obligations	$2,363,126	$747,117	$277,160	$124,872	$3,512,275

Commitments
Undisbursed funds from approved lines of credit (1)	$26,964	$6,595	$7,392	$37,598	$78,549
Construction loans in process (1)	3,842	-	-	-	3,842
Other commitments to extend credit (1)	27,717	-	-	-	27,717

Total commitments	$58,523	$6,595	$7,392	$37,598	$110,108

(1)	Represents amounts committed to customers.

In addition to the loan commitments noted above, the pipeline of loans held for sale included $46.2 million of in process loans whose terms included interest rate locks to borrowers that were paired with a best-efforts commitment to sell the loan to a buyer at a fixed price and within a predetermined timeframe after the sale commitment is established.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving our facilities.  These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to extend credit to meet the financing needs of our customers. We had no significant off-balance sheet commitments for capital expenditures as of June 30, 2019.

In addition to the commitments noted above, we are party to standby letters of credit totaling approximately $612,000 at June 30, 2019 through which we guarantee certain specific business obligations of our commercial customers.

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

At June 30, 2019, outstanding loan commitments relating to loans held in portfolio totaled $110.1 million compared to $224.3 million at June 30, 2018. As of that same date, the pipeline of loans held for sale included $46.2 million of in process loans whose terms included interest rate locks to borrowers which are considered free-standing derivative instruments whose values are not considered to be material for financial statement reporting purposes.  Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  For additional information regarding our outstanding lending commitments at June 30, 2019, see Note 13 and Note 17 to the audited consolidated financial statements.

Capital

Consistent with our goals to operate as a sound and profitable financial organization, Kearny Financial and Kearny Bank actively seek to maintain our well capitalized status in accordance with regulatory standards.  As of June 30, 2019, Kearny Financial and Kearny Bank exceeded all capital requirements of the federal banking regulators and were considered well capitalized.

Kearny Bank’s regulatory capital ratios at June 30, 2019 were as follows: Tier 1 leverage ratio 11.78%; Common Equity Tier I risk‑based capital 18.68%; Tier I risk‑based capital 18.68%; and total risk‑based capital 19.50%.

Kearny Financial’s regulatory capital ratios at June 30, 2019 were as follows: Tier 1 leverage ratio 14.14%; Common Equity Tier I risk‑based capital 22.40%; Tier I risk‑based capital 22.40%; and total risk‑based capital 23.22%.

The regulatory capital requirements to be considered well capitalized at June 30, 2019 were as follows: Tier 1 leverage ratio 5.0%; Common Equity Tier I risk‑based capital 6.5%; Tier I risk‑based capital 8.0%; and total risk‑based capital 10.0%.

For additional information regarding regulatory capital at June 30, 2019, see Note 15 to the audited consolidated financial statements.

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

Regarding the risk to our earnings, movements in interest rates and the shape of the yield curve significantly influence the amount of net interest income that we recognize.  Net interest income is, by far, our largest revenue source to which we add our non-interest income and from which we deduct our provision for loan losses, non-interest expense and income taxes to calculate net income.  Movements in market interest rates, and the effect of such movements on the risk factors noted above, significantly influence the spread between the interest earned on our interest-earning assets and the interest paid on our interest-bearing liabilities.  Movements in interest rates that increase, or widen, that spread enhance our net income.  Conversely, movements in interest rates that reduce, or tighten, that net interest spread adversely impact our net income.

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

Notwithstanding these efforts, the risk of further net interest rate spread and margin compression is significant as the yield on our interest-earning assets reflects the lingering impact of the relatively low level of longer-term market interest rates in prior years whereas recent increases in shorter-term market interest rates have affected the cost of our interest-bearing liabilities.  Moreover, the continuation of the flat-to-inverted yield curve may cause our cost of interest-bearing liabilities to continue to rise faster than our yield on interest-earning assets.  Conversely, a steeping of the yield curve or future decreases in shorter-term market interest rates may cause our cost of interest-bearing liabilities to decline faster than our yield on interest-earning assets.

As an interest rate risk management strategy, our business plan also calls for greater expansion into C&I and construction lending and continued growth in longer duration core deposits. Toward that end, we are continuing to expand our lending resources with experienced business lenders focused on the origination of floating-rate and shorter-term fixed-rate loans and the corresponding core deposit account balances typically associated with such relationships.  We have also developed various interest rate risk management strategies which enable us to utilize derivative instruments to synthetically alter the interest rate risk profile of various interest-earning assets and interest-bearing liabilities.

We maintain an Asset/Liability Management (“ALM”) Program to address all matters relating to the management of interest rate risk and liquidity risk. The program is overseen by the Board of Directors through its Interest Rate Risk Management Committee comprising six members of the Board with our Chief Operating Officer, Chief Financial Officer, Treasurer/Chief Investment Officer and Chief Risk Officer participating as management’s liaison to the committee. The committee meets quarterly to address management of our assets and liabilities, including review of our liquidity and interest rate risk profiles, loan and deposit pricing and production volumes, investment and wholesale funding strategies, and a variety of other asset and liability management topics. The results of the committee’s quarterly review are reported to the full Board, which adjusts our ALM policies and strategies, as it considers necessary and appropriate.

The Board of Directors has assigned the responsibility for the operational aspects of the ALM program to our Asset/Liability Management Committee (“ALCO”).  The ALCO is a management committee comprising the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Lending Officer, Chief Credit Officer, Chief Banking Officer, Chief Risk Officer and Treasurer/Chief Investment Officer. Additional members of our management team may be asked to participate on the ALCO, as appropriate.

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

Our EVE ratio is first calculated in a base case scenario that assumes no change in interest rates as of the measurement date. The model then measures the change in the EVE ratio throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve up and down 100, 200 and 300 basis points with additional scenarios modeled where appropriate. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates. Our interest rate risk management policy establishes acceptable floors for the EVE ratio and caps for the maximum percentage change in the dollar amount of EVE throughout the scenarios modeled.  The relatively low level of interest rates prevalent at June 30, 2019 and June 30, 2018 precluded the modeling of certain falling rate scenarios as parallel downward shifts in the yield curve would have resulted in negative interest rates for several points along that curve as of those analysis dates.

The following tables present the results of our internal EVE analysis as of June 30, 2019 and June 30, 2018, respectively:

	June 30, 2019
	Economic Value of Equity ("EVE")			EVE as a % of Present Value of Assets
Change in Interest Rates	$ Amount of EVE	$ Change in EVE	% Change in EVE	EVE Ratio	Change in EVE Ratio
	(Dollars in Thousands)
+300 bps	733,887	(172,135)	(19)%	12.44%	(168)	bps
+200 bps	795,855	(110,167)	(12)%	13.12%	(100)	bps
+100 bps	859,686	(46,336)	(5)%	13.77%	(35)	bps
0 bps	906,022	-	-	14.12%	-
-100 bps	892,775	(13,247)	(1)%	13.63%	(49)	bps
-200 bps	800,049	(105,973)	(12)%	12.11%	(201)	bps

	June 30, 2018
	Economic Value of Equity ("EVE")			EVE as a % of Present Value of Assets
Change in Interest Rates	$ Amount of EVE	$ Change in EVE	% Change in EVE	EVE Ratio	Change in EVE Ratio
	(Dollars in Thousands)
+300 bps	912,671	(212,562)	(19)%	16.06%	(193)	bps
+200 bps	976,386	(148,847)	(13)%	16.67%	(132)	bps
+100 bps	1,056,154	(69,079)	(6)%	17.44%	(55)	bps
0 bps	1,125,233	-	-	17.99%	-
-100 bps	1,134,786	9,553	1%	17.67%	(32)	bps

As seen in the tables above, the dollar amount of EVE and the EVE ratios declined between comparative periods across all scenarios modeled while the sensitivity of those measures to movements in interest rates generally decreased slightly.  The decrease in the dollar amount of EVE and the EVE ratios across all rate scenarios largely reflect the overall decrease in stockholders’ equity arising from the Company’s continued repurchases of its common stock during the year ended June 30, 2019.

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

Our internal interest rate risk analysis also includes an earnings-based component.  A quantitative, earnings-based approach to measuring interest rate risk is strongly encouraged by bank regulators as a complement to the EVE-based methodology.  There are no commonly accepted industry best practices that specify the manner in which earnings-based interest rate risk analysis should be performed with regard to certain key modeling variables. Such variables include, but are not limited to, those relating to rate scenarios, measurement periods, measurement criteria and balance sheet composition and allocation.  The absence of a commonly shared, industry-standard set of analysis criteria and assumptions on which to base an earnings-based analysis could result in inconsistent or misinterpreted disclosure concerning an institution’s level of interest rate risk. Consequently, we limit the presentation of our earnings-based interest rate risk analysis to the scenarios presented in the table below.

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

As illustrated in the tables below the findings of our NII-based analysis generally reflect an increase between June 30, 2018 and June 30, 2019 in interest rate risk exposure in the rising rate scenarios with a decrease between comparative periods in interest rate risk exposure in the falling rate scenario.

The following tables present the results of our internal NII analysis as of June 30, 2019 and June 30, 2018, respectively:

			June 30, 2019
			Net Interest Income ("NII")
Change in Interest Rates	Balance Sheet Composition	Measurement Period	$ Amount of NII	$ Change in NII	% Change in NII
			(Dollars In Thousands)
+300 bps	Static	One Year	$131,190	$(16,118)	(10.94)%
+200 bps	Static	One Year	136,883	(10,425)	(7.08)
+100 bps	Static	One Year	143,007	(4,301)	(2.92)
0 bps	Static	One Year	147,308	-	-
-100 bps	Static	One Year	148,011	703	0.48
-200 bps	Static	One Year	146,927	(381)	(0.26)

			June 30, 2018
			Net Interest Income ("NII")
Change in Interest Rates	Balance Sheet Composition	Measurement Period	$ Amount of NII	$ Change in NII	% Change in NII
			(Dollars In Thousands)
+300 bps	Static	One Year	$151,420	$(6,540)	(4.14)%
+200 bps	Static	One Year	153,792	(4,168)	(2.64)
+100 bps	Static	One Year	156,617	(1,343)	(0.85)
0 bps	Static	One Year	157,960	-	-
-100 bps	Static	One Year	152,956	(5,004)	(3.17)

The relatively low level of interest rates prevalent at June 30, 2019 and June 30, 2018 precluded the modeling of certain falling rate scenarios normally used in the Company’s EVE and NII-based analyses as parallel downward shifts in the yield curve would have resulted in negative interest rates for several points along that curve as of those dates.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On August 30, 2017, Kearny Financial Corp. (the "Company") dismissed BDO, LLP ("BDO") as the Company's independent registered public accounting firm. The dismissal of BDO was approved by the Audit and Compliance Committee (the “Committee”) of the Board of Directors and was effective on August 30, 2017.

BDO's audit reports on the Company's consolidated financial statements as of and for the year ended June 30, 2017, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal year ended June 30, 2017, there were (i) no disagreements between the Company and BDO on any matter of accounting principles or practices, financial statement disclosure,  or auditing scope or procedures, which, if not resolved to the satisfaction of BDO, would have caused BDO to make reference thereto in their reports on the consolidated financial statements for such years, and (ii) no "reportable events" as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Also on August 30, 2017, the Committee completed a competitive selection process and selected Crowe LLP ("Crowe") as the Company's independent registered public accounting firm, effective August 30, 2017.  During the fiscal year ended June 30, 2017,  the Company did not consult with Crowe regarding: (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company's financial statements, and Crowe did not provide any written report or oral advice that Crowe concluded was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue; or (iii) any matter that was either the subject of a disagreement with BDO on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or the subject of a reportable event.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information that appears under the headings included under “Proposal I – Election of Directors” and “Corporate Governance Matters” in the Registrant’s definitive proxy statement for the Registrant’s 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year end (the “Proxy Statement”) is incorporated herein by reference.

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

(d)

Securities Authorized for Issuance Under Equity Compensation Plans.  Set forth below is information as of June 30, 2019 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

	(A)	(B)	(C)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans - Excluding Securities Reflected in Column (A)
Equity compensation plans approved by stockholders (1):
2005 Stock Compensation and Incentive Plan	182,766	$10.28	-
2016 Equity Incentive Plan	4,200,930	$15.17	463,934

Equity compensation plans not approved by stockholders:
None.	-	$-	-

Total	4,383,696	$14.97	463,934

(1)

The number of securities reported in column (A) includes 1,423,029 vested options and 2,025,423 non-vested options outstanding as of June 30, 2019.  In addition to these options, restricted stock awards of 935,244 shares were also non-vested as of June 30, 2019.  The non-vested options and restricted stock awards are earned at the rate of 20% one year after the date of the grant and 20% annually thereafter.  As of June 30, 2019, there were 45,306 restricted shares and 418,628 options remaining available for award under the approved equity compensation plans and are reported under column (C) as securities remaining available for future issuance under such plans.

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

4.1

Form of Common Stock Certificate of Kearny Financial Corp. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-198602), originally filed on September 5, 2014)

4.2	Description of Capital Stock of Kearny Financial Corp. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-198602), originally filed on September 5, 2014)

10.1

Amended and Restated Employment Agreement between Kearny Bank and Craig Montanaro dated May 18, 2015 (Incorporated by reference to Exhibit 10.1 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.2

Amended and Restated Employment Agreement between Kearny Financial Corp. and Craig Montanaro dated May 18, 2015 (Incorporated by reference to Exhibit 10.2 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.3

Employment Agreement between Kearny Bank and Patrick M. Joyce dated May 18, 2015 (Incorporated by reference to Exhibit 10.4 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.4

Amended and Restated Employment Agreement between Kearny Bank and Eric B. Heyer dated July 1, 2018 (Incorporated by reference to exhibit 10.5 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399, originally filed on August 28, 2018)†

10.5

Employment Agreement between Kearny Bank and Erika K. Parisi dated May 18, 2015 (Incorporated by reference to Exhibit 10.6 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.6

Amended and Restated Change in Control Agreement between Kearny Bank and Keith Suchodolski dated July 1, 2018 (Incorporated by reference to exhibit 10.7 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399, originally filed on August 28, 2018)†

10.7

Amended and Restated Non-Competition Agreement by and between Kearny Bank and Paul M. Aguggia, dated November 29, 2017 (Incorporated by reference to Exhibit 10.1 to Kearny Financial Corp.’s Registration Statement on Form S-4 (File No. 333-222038), originally filed on December 13, 2017)†

10.8	Employment Agreement between Kearny Bank and Thomas D. DeMedici dated June 21, 2017†

10.9	Change of Control Agreement between Kearny Bank and Anthony V. Bilotta, Jr. dated July 1, 2018†

10.10

Form of Two Year Change in Control Agreement between Kearny Bank and Certain Officers (Incorporated by reference to Exhibit 10.7 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.11	Form of Two Year Change of Control Agreement between Kearny Bank and John V. Dunne and Timothy A. Swansson. dated July 1, 2019†

10.12

Directors Consultation and Retirement Plan as Amended and Restated (Incorporated by reference to Exhibit 10.8 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.13

Amended and Restated Benefit Equalization Plan for Pension Plan (Incorporated by reference to Exhibit 10.9 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.14

Amended and Restated Benefits Equalization Plan Related to the Employee Stock Ownership Plan (Incorporated by reference to Exhibit 10.10 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.15

Kearny Bank Director Life Insurance Agreement (Incorporated by reference to Exhibit 10.1 to Kearny Financial Corp.’s Current Report on Form 8-K (File No. 000-51093), originally filed on August 18, 2005)†

10.16

Form of Amendment to Kearny Bank Director Life Insurance Agreement (Incorporated by reference to Exhibit 10.14 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.17

Kearny Bank Executive Life Insurance Agreement (Incorporated by reference to Exhibit 10.2 to Kearny Financial Corp.’s Current Report on Form 8-K (File No. 000-51093), originally filed on August 18, 2005)†

10.18

Form of Amendment to Kearny Bank Executive Life Insurance Agreement (Incorporated by reference to Exhibit 10.16 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.19	Kearny Bank Amended and Restated Officer Change in Control Severance Pay Plan†

10.20	Kearny Bank Executive Management Incentive Compensation Plan†

10.21

Amendment to Freeze Benefit Accruals Under the Kearny Financial Corp. Directors Consultation and Retirement Plan (Incorporated by reference to Exhibit 10.1 to Kearny Financial Corp.’s Current Report on Form 8-K (File No. 001-37399), originally filed on December 23, 2015)†

10.22	Kearny Financial Corp. 2016 Equity Incentive Plan (Incorporated by reference to Appendix A to Kearny Financial Corp’s Proxy Statement (File No. 001-37399), originally filed on September 14, 2016)†

21	Subsidiaries of Registrant (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-198602), originally filed on September 5, 2014)

23.1	Consent of BDO USA, LLP

23.2	Consent of Crowe LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s Annual Report to Stockholders on Form 10-K for the year ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

August 28, 2019

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

The Company’s management assessed the effectiveness of internal control over financial reporting as of June 30, 2019.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).  Based on its assessment, management believes that, as of June 30, 2019, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effective operation of the Company’s internal control over financial reporting as of June 30, 2019, a copy of which is included in this annual report.

/s/ Craig L. Montanaro	/s/ Keith Suchodolski
Craig L. Montanaro	Keith Suchodolski
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Kearny Financial Corp. and Subsidiaries

Fairfield, New Jersey

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Kearny Financial Corp. and Subsidiaries (the "Company") as of June 30, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – Environmental Loss Factors

As described in Notes 1 and 8 to the consolidated financial statements, the Company’s allowance for loan losses is a valuation account that reflects the Company’s estimation of incurred losses in its loan portfolio to the extent they are both probable and reasonable to estimate.  The allowance for loan losses was $33,274,000 at June 30, 2019, which consists of two components: the valuation allowance for loans individually evaluated for impairment (“specific reserves”), representing $31,000, and the valuation allowance for loans collectively evaluated for impairment (“general reserves”), representing $33,243,000. The general reserves are further broken down as reserves based on historical loss factors ($2,108,000) and environmental loss factors ($31,135,000). The calculation of the allowance for loan losses involves significant estimates and subjective assumptions which require a high degree of judgment relating to 1) the external operating environment, 2) the composition, terms and performance of Company’s loan portfolio and 3) the Company’s ability to monitor and manage the loan portfolio, and how those assumptions impact probable incurred losses within the loan portfolio.  Changes in these assumptions could have a material effect on the Company’s financial results.

Environmental loss factors are based on specific quantitative and qualitative criteria representing key sources of risk within the loan portfolio. Such sources of risk include those relating to the level of and trends in nonperforming loans, credit risk management effectiveness, lending resource capability, economic and market conditions, loan concentrations, loan composition and terms, independent loan review effectiveness, and collateral values, as well as the effects of other external factors. The outstanding principal balance of each applicable loan segment is multiplied by the applicable environmental loss factors to estimate the level of probable incurred losses based upon their supporting quantitative and qualitative criteria.  Thus, the evaluation of these sources of risk results in environmental loss factors which contribute significantly to the general reserve component of the estimate of the allowance for loan losses.  Management’s allocation relies on a qualitative assessment of risks to determine the quantitative impact the issues have on the allowance.   Management’s identification and analysis of these issues requires significant judgment. We identified the estimate of the individual and aggregate environmental loss factors of the allowance for loan losses with respect to the multi-family mortgage and non-residential mortgage loan segments as a critical audit matter as it involved especially subjective auditor judgment.

The primary procedures we performed to address this critical audit matter included:

•	Testing the effectiveness of controls over the evaluation of the sources of risk used to estimate the environmental loss factors, including controls addressing:

o	The review of the accuracy of data inputs used as the basis for the adjustments relating to environmental loss factors.
o	Management’s determination of loans excluded from the environmental loss factors calculation due to their status as acquired or impaired loans.
o	Management’s review of the qualitative and quantitative conclusions related to the environmental loss factors and the resulting allocation to the allowance.

•	Substantively testing management’s process, including evaluating their judgments and assumptions, for developing the environmental loss factors which included:

o	Evaluation of the completeness and accuracy of data inputs used as a basis for the adjustments relating to environmental loss factors.
o	Evaluation of loans excluded from the environmental loss factors calculation for propriety of classification as acquired or impaired loans.
o

Evaluation of the reasonableness of management’s judgments related to the qualitative and quantitative assessment of the data used in the determination of environmental loss factors and the resulting allocation to the allowance.  Among other procedures, our evaluation considered, the weight of confirming and disconfirming evidence from internal and external sources, loan portfolio performance and third-party data, and whether such assumptions were applied consistently period over period.

o	Analytically evaluating the environmental loss factor allocation year over year and testing allocations for reasonableness.

/s/ Crowe LLP

We have served as the Company’s auditor since 2017.

Livingston, New Jersey

August 28, 2019

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Kearny Financial Corp.

Fairfield, New Jersey

We have audited the accompanying consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows of Kearny Financial Corp. and Subsidiaries (collectively the “Company”) for the year ended June 30, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, results of operations and the cash flows of Kearny Financial Corp. and Subsidiaries for the year ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

We served as the Company’s auditors from 2013 to 2017

New York, New York

August 29, 2017

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In Thousands, Except Share and Per Share Data)

	June 30,
	2019	2018
Assets
Cash and amounts due from depository institutions	$19,032	$26,199
Interest-bearing deposits in other banks	19,903	102,665
Cash and cash equivalents	38,935	128,864
Investment securities available for sale, at fair value	714,263	725,085
Investment securities held to maturity (fair value $584,678 and $579,499)	576,652	589,730
Loans held-for-sale	12,267	863
Loans receivable, including unaccreted yield adjustments of $(52,025) and $(66,567)	4,678,928	4,501,348
Less: allowance for loan losses	(33,274)	(30,865)
Net loans receivable	4,645,654	4,470,483
Premises and equipment	56,854	56,240
Federal Home Loan Bank ("FHLB") of New York stock	64,190	59,004
Accrued interest receivable	19,360	18,510
Goodwill	210,895	210,895
Core deposit intangible	5,160	6,295
Bank owned life insurance	256,155	249,816
Deferred income tax assets, net	25,367	23,754
Other real estate owned	-	725
Other assets	9,077	39,610
Total Assets	$6,634,829	$6,579,874

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest-bearing	$309,063	$311,938
Interest-bearing	3,838,547	3,761,666
Total deposits	4,147,610	4,073,604
Borrowings	1,321,982	1,198,646
Advance payments by borrowers for taxes	16,887	18,088
Other liabilities	21,191	20,788
Total Liabilities	5,507,670	5,311,126

Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 800,000,000 shares authorized; 89,125,655 shares and 99,626,400 shares issued and outstanding, respectively	891	996
Paid-in capital	787,394	922,711
Retained earnings	366,679	359,096
Unearned employee stock ownership plan shares; 3,160,987 shares and 3,361,684 shares, respectively	(30,644)	(32,590)
Accumulated other comprehensive income	2,839	18,535
Total Stockholders' Equity	1,127,159	1,268,748
Total Liabilities and Stockholders' Equity	$6,634,829	$6,579,874

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Income

(In Thousands, Except Per Share Data)

	Years Ended June 30,
	2019	2018	2017
Interest Income
Loans	$192,386	$138,426	$111,181
Taxable investment securities	37,213	27,053	23,543
Tax-exempt investment securities	2,839	2,616	2,300
Other interest-earning assets	4,895	3,336	2,069
Total Interest Income	237,333	171,431	139,093

Interest Expense
Deposits	52,511	29,649	22,100
Borrowings	29,509	20,489	14,419
Total Interest Expense	82,020	50,138	36,519
Net Interest Income	155,313	121,293	102,574
Provision for Loan Losses	3,556	2,706	5,381
Net Interest Income after Provision for Loan Losses	151,757	118,587	97,193

Non-Interest Income
Fees and service charges	5,445	5,412	3,289
(Loss) gain on sale and call of securities	(323)	8	(1)
Gain on sale of loans	580	1,004	1,535
Loss on sale and write down of other real estate owned	(11)	(19)	(106)
Income from bank owned life insurance	6,339	5,362	5,207
Electronic banking fees and charges	1,050	1,101	1,080
Miscellaneous	475	395	344
Total Non-Interest Income	13,555	13,263	11,348

Non-Interest Expense
Salaries and employee benefits	63,029	53,736	47,621
Net occupancy expense of premises	11,220	9,178	8,018
Equipment and systems	12,273	9,482	8,350
Advertising and marketing	3,051	2,960	2,626
Federal deposit insurance premium	1,779	1,516	1,334
Directors' compensation	3,044	2,820	1,982
Merger-related expenses	-	6,743	-
Miscellaneous	14,847	11,415	11,187
Total Non-Interest Expense	109,243	97,850	81,118
Income before Income Taxes	56,069	34,000	27,423
Income tax expense	13,927	14,404	8,820
Net Income	$42,142	$19,596	$18,603

Net Income per Common Share (EPS)
Basic	$0.46	$0.24	$0.22
Diluted	$0.46	$0.24	$0.22
Weighted Average Number of Common Shares Outstanding
Basic	91,054	82,587	84,590
Diluted	91,100	82,643	84,661

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In Thousands)

	Years Ended June 30,
	2019	2018	2017
Net Income	$42,142	$19,596	$18,603
Other Comprehensive (Loss) Income, net of tax:
Net unrealized gain (loss) on securities available for sale	4,336	(1,423)	1,108
Amortization of net unrealized gain (loss) on securities available for sale transferred to held to maturity	217	146	(31)
Net realized loss (gain) on securities available for sale	228	(12)	238
Fair value adjustments on derivatives	(20,298)	17,212	16,347
Benefit plan adjustments	(179)	187	169
Total Other Comprehensive (Loss) Income	(15,696)	16,110	17,831
Total Comprehensive Income	$26,446	$35,706	$36,434

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands, Except Per Share Data)

	Common Stock		Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	(Loss) Income	Total
Balance - June 30, 2016	91,822	$918	$849,173	$350,806	$(36,481)	$(16,787)	$1,147,629

Net income	-	-	-	18,603	-	-	18,603
Other comprehensive income, net of income tax benefit	-	-	-	-	-	17,831	17,831
ESOP shares committed to be released (201 shares)	-	-	972	-	1,945	-	2,917
Stock option exercise	62	1	481	-	-	-	482
Stock option expense	-	-	1,275	-	-	-	1,275
Share repurchases	(8,886)	(89)	(125,913)	-	-	-	(126,002)
Issuance of shares under stock benefit plans	1,387	14	(14)	-	-	-	-
Cancellation of expired, ungranted shares issued for stock benefit plan	(34)	-	183	-	-	-	183
Restricted stock plan shares earned (176 shares)	-	-	2,633	-	-	-	2,633
Cash dividends declared ($0.10 per common share)	-	-	-	(8,370)	-	-	(8,370)

Balance - June 30, 2017	84,351	$844	$728,790	$361,039	$(34,536)	$1,044	$1,057,181

	Common Stock		Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Income	Total
Balance - June 30, 2017	84,351	$844	$728,790	$361,039	$(34,536)	$1,044	$1,057,181

Net income	-	-	-	19,596	-	-	19,596
Other comprehensive income, net of income tax expense	-	-	-	-	-	16,110	16,110
ESOP shares committed to be released (201 shares)	-	-	903	-	1,946	-	2,849
Stock option exercise	10	-	102	-	-	-	102
Stock option expense	-	-	2,016	-	-	-	2,016
Share repurchases	(10,015)	(100)	(142,502)	-	-	-	(142,602)
Restricted stock plan shares earned (288 shares)	-	-	4,330	-	-	-	4,330
Cancellation of shares issued for restricted stock awards	(158)	(2)	(1,368)	-	-	-	(1,370)
Reclassification of stranded tax effects from Accumulated Other Comprehensive Income	-	-	-	(1,381)	-	1,381	-
Acquisition of Clifton Bancorp	25,438	254	330,440	-	-	-	330,694
Cash dividends declared ($0.25 per common share)	-	-	-	(20,158)	-	-	(20,158)

Balance - June 30, 2018	99,626	$996	$922,711	$359,096	$(32,590)	$18,535	$1,268,748

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands, Except Per Share Data)

	Common Stock		Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Income	Total
Balance - June 30, 2018	99,626	$996	$922,711	$359,096	$(32,590)	$18,535	$1,268,748

Cumulative effect of change in accounting principle for the adoption of ASU 2017-08	-	-	-	(531)	-	-	(531)
Balance - July 1, 2018, as adjusted for change in accounting principle	99,626	996	922,711	358,565	(32,590)	18,535	1,268,217
Net income	-	-	-	42,142	-	-	42,142
Other comprehensive loss, net of income tax expense	-	-	-	-	-	(15,696)	(15,696)
ESOP shares committed to be released (201 shares)	-	-	716	-	1,946	-	2,662
Stock option exercise	49	-	423	-	-	-	423
Stock option expense	-	-	2,005	-	-	-	2,005
Share repurchases	(10,625)	(105)	(141,603)	-	-	-	(141,708)
Issuance of shares under stock benefit plans	233	2	(2)	-	-	-	-
Restricted stock plan shares earned (284 shares)	-	-	4,131	-	-	-	4,131
Cancellation of shares issued for restricted stock awards	(157)	(2)	(987)	-	-	-	(989)
Cash dividends declared ($0.37 per common share)	-	-	-	(34,028)	-	-	(34,028)

Balance - June 30, 2019	89,126	$891	$787,394	$366,679	$(30,644)	$2,839	$1,127,159

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Years Ended June 30,
	2019	2018	2017
Cash Flows from Operating Activities:
Net income	$42,142	$19,596	$18,603
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	4,322	3,224	2,843
Net (accretion) amortization of premiums, discounts and loan fees and costs	(11,500)	986	4,935
Deferred income taxes and valuation allowance	4,538	6,700	(1,843)
Amortization of intangible assets	1,135	364	138
Amortization of benefit plans’ unrecognized net (gain) loss	(269)	(39)	65
Provision for loan losses	3,556	2,706	5,381
Loss on write-down and sales of real estate owned	11	19	106
Loans originated for sale	(65,691)	(74,937)	(85,806)
Proceeds from sale of mortgage loans held-for-sale	54,812	79,509	85,144
Gain on sale of mortgage loans held-for-sale, net	(524)	(742)	(713)
Realized loss (gain) on sale/call of securities available for sale	323	(16)	401
Realized loss (gain) on sale/call of securities held to maturity	-	8	(400)
Proceeds from sale of SBA loans	922	3,064	10,411
Realized gain on sale of SBA loans	(56)	(262)	(822)
Realized loss (gain) on disposition of premises and equipment	22	10	(9)
Loss on write-down of premises	1,071	-	-
Increase in cash surrender value of bank owned life insurance	(6,339)	(5,362)	(5,207)
ESOP, stock option plan and restricted stock plan expenses	8,798	9,195	6,825
Increase in interest receivable	(850)	(1,875)	(1,281)
Decrease in other assets	2,508	138	59
Increase in interest payable	3,903	558	468
(Decrease) Increase in other liabilities	(2,911)	2,251	(768)
Net Cash Provided by Operating Activities	39,923	45,095	38,530

Cash Flows from Investing Activities:
Purchases of:
Investment securities available for sale	(125,900)	(189,255)	(169,051)
Investment securities held to maturity	(55,247)	(122,512)	(34,429)
Proceeds from:
Repayments/calls/maturities of investment securities available for sale	66,562	79,853	147,133
Repayments/calls/maturities of investment securities held to maturity	67,704	92,437	111,324
Sale of investment securities available for sale	75,401	254,606	83,008
Sale of investment securities held to maturity	-	211	5,300
Purchase of loans	(166,811)	(54,590)	(143,633)
Net increase in loans receivable	(75)	(87,831)	(440,845)
Proceeds from sale of real estate owned	714	2,492	1,026
Additions to premises and equipment	(6,137)	(8,268)	(4,035)
Proceeds from cash settlement of premises and equipment	108	-	-
Purchase of FHLB stock	(10,215)	(7,646)	(26,765)
Redemption of FHLB stock	5,029	8,957	17,419
Net cash acquired in acquisition	-	30,099	-
Net Cash Used in Investing Activities	$(148,867)	$(1,447)	$(453,548)

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Years Ended June 30,
	2019	2018	2017
Cash Flows from Financing Activities:
Net increase in deposits	$76,081	$194,174	$235,079
Repayment of term FHLB advances	(3,141,114)	(2,520,334)	(2,103,103)
Proceeds from term FHLB advances	3,252,000	2,500,000	2,300,000
Net (decrease) increase in other short-term borrowings	10,270	(2,030)	(5,103)
Net (decrease) increase in advance payments by borrowers for taxes	(1,201)	(400)	805
Repurchase and cancellation of common stock of Kearny Financial Corp.	(141,708)	(142,602)	(126,002)
Cancellation of expired, ungranted shares issued for stock benefit plan	-	-	183
Cancellation of shares repurchased on vesting to pay taxes	(989)	(1,370)	-
Exercise of stock options	423	102	482
Dividends paid	(34,747)	(20,561)	(8,286)
Net Cash Provided by Financing Activities	19,015	6,979	294,055
Net Increase (decrease) in Cash and Cash Equivalents	(89,929)	50,627	(120,963)
Cash and Cash Equivalents - Beginning	128,864	78,237	199,200
Cash and Cash Equivalents - Ending	$38,935	$128,864	$78,237

Supplemental Disclosures of Cash Flows Information:
Cash paid during the year for:
Income taxes, net of refunds	$6,698	$9,333	$9,483
Interest	$78,117	$49,581	$36,051

Non-cash investing activities:
Acquisition of real estate owned in settlement of loans	$-	$1,463	$1,939
Fair value of assets acquired, net of cash and cash equivalents acquired	$-	$1,607,496	$-
Fair value of liabilities assumed	$-	$1,375,859	$-

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

Business of the Company and Subsidiaries

The Company’s primary business is the ownership and operation of the Bank.  The Bank is principally engaged in the business of attracting deposits from the general public and using those deposits, together with other funds, to originate or purchase loans for its portfolio and invest in securities.  Loans originated or purchased by the Bank generally include loans collateralized by residential and commercial real estate augmented by secured and unsecured loans to businesses and consumers.  The investment securities purchased by the Bank generally include U.S. agency mortgage-backed securities, U.S. government and agency debentures, bank-qualified municipal obligations, corporate bonds, asset-backed securities, collateralized loan obligations and subordinated debt.

At June 30, 2019, the Bank had two wholly owned subsidiaries: KFS Financial Services, Inc. and CJB Investment Corp.  KFS Financial Services, Inc., incorporated as a New Jersey corporation in 1994 under the name of South Bergen Financial Services, Inc., was acquired in Kearny’s merger with South Bergen Savings Bank in 1999 and was renamed KFS Financial Services, Inc. in 2000.  It is a service corporation subsidiary originally organized for selling insurance products to Bank customers and the general public through a third party networking arrangement.

KFS Insurance Services, Inc. is a wholly owned subsidiary of KFS Financial Services, Inc. for the primary purpose of acquiring insurance agencies.  Both KFS Financial Services Inc. and KFS Insurance Services Inc. were considered inactive during the three-year period ended June 30, 2019.

CJB Investment Corp was organized under New Jersey law as a New Jersey Investment Company and remained active through the three-year period ended June 30, 2019.

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits with other financial institutions with maturities fewer than 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions and borrowings with original maturities fewer than 90 days.

Securities

The Company classifies its investment securities as either held to maturity or available for sale.  The Company does not use or maintain a trading account.  Investment securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost.  Investment securities not classified as held to maturity are classified as available for sale and reported at fair value, with unrealized holding gains or losses, net of deferred income taxes, reported in the accumulated other comprehensive income (“OCI”) component of stockholders’ equity.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

If the fair value of a security is less than its amortized cost, the security is deemed to be impaired.  Management evaluates all securities with unrealized losses quarterly to determine if such impairments are temporary or other-than-temporary.  The Company accounts for temporary impairments based upon their classification as either available for sale or held to maturity.    Temporary impairments on available for sale securities are recognized, on a tax-effected basis, through OCI with offsetting entries adjusting the carrying value of the security and the balance of deferred taxes.  Conversely, the Company does not adjust the carrying value of held to maturity securities for temporary impairments, although information concerning the amount and duration of impairments on held to maturity securities is disclosed in periodic financial statements.

The Company accounts for other-than-temporary impairments based upon several considerations.  First, other-than-temporary impairments on securities that the Company intends to sell, or will, more likely than not, be required to sell prior to the full recovery of their fair value to a level equal to or exceeding their amortized cost, are recognized in earnings.  If neither of these conditions regarding the likelihood of the securities’ sale are applicable, then the other-than-temporary impairment is bifurcated into credit and non-credit components.  A credit impairment generally represents the amount by which the present value of the cash flows that are expected to be collected on an investment security fall below its amortized cost.  A non-credit impairment represents the remaining portion of the impairment not otherwise designated as credit-related.  The Company recognizes credit-related other-than-temporary impairments in earnings.  Non-credit other-than-temporary impairments on investment securities are recognized in OCI.

Premiums on callable securities are amortized to the earliest call date whereas discounts on such securities are accreted to the maturity date utilizing the level-yield method.  Premiums and discounts on all other securities are generally amortized or accreted to the maturity date utilizing the level-yield method taking into consideration the impact of principal amortization and prepayments, as applicable.  Gain or loss on sales of securities is based on the specific identification method.

Concentration of Risk

Financial instruments which potentially subject the Company and its subsidiaries to concentrations of credit risk consist of cash and cash equivalents, investment securities and loans receivable.  Cash and cash equivalents include deposits placed in other financial institutions.   The balance of cash and cash equivalents totaled $38.9 and $128.9 at June 30, 2019 and June 30, 2018, respectively.

Securities include concentrations of investments backed by U.S. government agencies and U.S. government sponsored enterprises (“GSEs”), including the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Government National Mortgage Association (“Ginnie Mae”).  Additional concentration risk exists in the Company’s municipal and corporate obligations, asset-backed securities and collateralized loan obligations.

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

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at unpaid principal balances, net of deferred loan origination fees and costs, purchase discounts and premiums, purchase accounting fair value adjustments and the allowance for loan losses.  Interest income is accrued on the unpaid principal balance.  Certain direct loan origination costs, net of loan origination fees, are deferred and amortized, using the level-yield method, as an adjustment of yield over the contractual lives of the related loans.  Unearned premiums and discounts are amortized or accreted utilizing the level-yield method over the contractual lives of the related loans.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or estimated fair value, as determined on an aggregate basis.  Net unrealized losses, if any, are recognized in a valuation allowance through a charge to earnings.  Premiums and discounts and origination fees and costs on loans held-for-sale are deferred and recognized as a component of the gain or loss on sale.  Gains and losses on sales of loans held-for-sale are recognized on settlement dates and are determined by the difference between the sale proceeds and the carrying value of the loans.  These transactions are accounted for as sales based on satisfaction of the criteria for such accounting which provide that, as transferor, control over the loans have been surrendered.

Past Due Loans

A loan’s past due status is generally determined based upon its principal and interest payment (“P&I”) delinquency status in conjunction with its past maturity status, where applicable.  A loan’s P&I delinquency status is based upon the number of calendar days between the date of the earliest P&I payment due and the as of measurement date.  A loan’s past maturity status, where applicable, is based upon the number of calendar days between a loan’s contractual maturity date and the as of measurement date.  Based upon the larger of these criteria, loans are categorized into the following past due tiers for financial statement reporting and disclosure purposes: Current (including 1-29 days), 30-59 days, 60-89 days and 90 or more days.

Nonaccrual Loans

Loans are generally placed on nonaccrual status when contractual payments become 90 or more days past due or when the Company does not expect to receive all P&I payments owed substantially in accordance with the terms of the loan agreement, regardless of past due status.  Loans that become 90 day past due, but are well secured and in the process of collection, may remain on accrual status.  Nonaccrual loans are generally returned to accrual status when all payments due are brought current and the Company expects to receive all remaining P&I payments owed substantially in accordance with the terms of the loan agreement.

Payments received in cash on nonaccrual loans, including both the principal and interest portions of those payments, are generally applied to reduce the carrying value of the loan.

Classification of Assets

In compliance with the regulatory guidelines, the Company’s loan review system includes an evaluation process through which certain loans exhibiting adverse credit quality characteristics are classified as Special Mention, Substandard, Doubtful or Loss.

An asset is classified as Substandard if it is inadequately protected by the paying capacity and net worth of the obligor or the collateral pledged, if any.  Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all of the weaknesses inherent in those classified as Substandard, with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions and values. Assets, or portions thereof, classified as Loss are considered uncollectible or of so little value that their continuance as assets is not warranted.

Assets which do not currently expose the Company to a sufficient degree of risk to warrant an adverse classification but have some credit deficiencies or other potential weaknesses are designated as Special Mention by management.  Adversely classified assets together with those rated as Special Mention, are generally referred to as Classified Assets.  Non-classified assets are internally rated within one of four Pass categories or as Watch with the latter denoting a potential deficiency or concern that warrants increased oversight or tracking by management until remediated.

Management generally performs a classification of assets review, including the regulatory classification of assets, on an ongoing basis.  The results of the classification of assets review are validated by the Company’s third party loan review firm during their quarterly independent review.  In the event of a difference in rating or classification between those assigned by the internal and external resources, the Company will generally utilize the more critical or conservative rating or classification.  Final loan ratings and regulatory classifications are presented monthly to the Board of Directors and are reviewed by regulators during the examination process.

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

To the extent that impairment identified on a loan is classified as Loss, that portion of the loan is charged off against the allowance for loan losses.  The classification of loan impairment as Loss is based upon a confirmed expectation for loss.  For loans primarily secured by real estate, the expectation for loss is generally confirmed when: (a) impairment is identified on a loan individually evaluated in the manner described below, and (b) the loan is presumed to be collateral-dependent such that the source of loan repayment is expected to arise solely from sale of the collateral securing the applicable loan.  Impairment identified on non-collateral-dependent loans may or may not be eligible for a Loss classification depending upon the other salient facts and circumstances that effect the manner and likelihood of loan repayment. However, loan impairment that is classified as Loss is charged off against the allowance for loan losses concurrent with that classification.

The timeframe between when loan impairment is first identified by the Company and when such impairment may ultimately be charged off varies by loan type.  For example, unsecured consumer and commercial loans are generally classified as Loss at 120 days past due, resulting in their outstanding balances being charged off at that time.  For the Company’s secured loans, the condition of collateral dependency generally serves as the basis upon which a Loss classification is ascribed to a loan’s impairment thereby confirming an expected loss and triggering charge off of that impairment.  While the facts and circumstances that effect the manner and likelihood of repayment vary from loan to loan, the Company generally considers the referral of a loan to foreclosure, coupled with the absence of other viable sources of loan repayment, to be demonstrable evidence of collateral dependency.  Depending upon the nature of the collections process applicable to a particular loan, an early determination of collateral dependency could result in a nearly concurrent charge off of a newly identified impairment.  By contrast, a presumption of collateral dependency may only be determined after the completion of lengthy loan collection and/or workout efforts, including bankruptcy proceedings, which may extend several months or more after a loan’s impairment is first identified.

In a limited number of cases, the entire net carrying value of a loan may be determined to be impaired based upon a collateral-dependent impairment analysis.  However, the borrower’s adherence to contractual repayment terms precludes the recognition of a Loss classification and charge off.  In these limited cases, a valuation allowance equal to 100% of the impaired loan’s carrying value may be maintained against the net carrying value of the asset.

Acquired Loans

Loans acquired through acquisitions are recorded at fair value with no carryover of the related allowance for credit losses. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.

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

Allowance for Loan Losses

The allowance for loan losses is a valuation account that reflects the Company’s estimation of the losses in its loan portfolio to the extent they are both probable and reasonable to estimate.  The balance of the allowance is generally maintained through provisions for loan losses that are charged to income in the period that estimated losses on loans are identified.  The Company charges confirmed losses on loans against the allowance as such losses are identified.  Recoveries on loans previously charged-off are added back to the allowance.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

The Company’s allowance for loan loss calculation methodology utilizes a two-tier loss measurement process that is performed no less than quarterly.  The Company first identifies the loans that must be reviewed individually for impairment.  Factors considered in identifying individual loans to be reviewed include, but may not be limited to, loan type, classification status, contractual payment status, performance/accrual status and impaired status.  Loans considered by the Company to be eligible for individual impairment review include its commercial mortgage loans, construction loans, commercial business loans, one- to four-family mortgage loans, home equity loans and home equity lines of credit.

A loan is deemed to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Once a loan is determined to be impaired, management performs an analysis to determine the amount of impairment associated with that loan.

Impairment is measured based on the present value of expected cash flows discounted at the loans effective interest rate or, in the case of collateral-dependent loans, the fair value of the collateral securing the loan, less costs to sell.  In the case of real estate collateral, such values are generally determined based upon a market value obtained through an automated valuation module or prepared by a qualified, independent real estate appraiser.  The value of non-real estate collateral is similarly determined based upon an independent assessment of fair market value by a qualified resource.  The Company generally obtains independent appraisals on properties securing mortgage loans when such loans are initially placed in a nonperforming or impaired status with such values updated approximately every six to twelve months thereafter.  Appraised values are typically updated at the point of foreclosure, where applicable, and updated approximately every six to twelve months thereafter.

The Company establishes valuation allowances in the fiscal period during which loan impairments are identified.  Such valuation allowances are adjusted in subsequent fiscal periods, where appropriate, to reflect any changes in carrying value or fair value identified during subsequent impairment evaluations.

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

Each primary category is further stratified to distinguish between loans originated and purchased from loans acquired through business combinations.  Where applicable, such categories separately identify loans that are supported by government guarantees, such as those issued by the SBA.  Within these primary categories, loans are grouped into more granular segments based on common risk characteristics.  For example, loans secured by real estate, such as residential and commercial mortgage loans, are generally grouped into segments by underlying property type while commercial business loans are grouped into segments based on business or industry type.

In regard to historical loss factors, the Company’s allowance for loan loss calculation performs an analysis of historical charge-offs and recoveries for each of the defined segments within the loan portfolio.  The Company generally utilizes a two-year moving average of annualized net charge-off rates (charge-offs net of recoveries) by loan segment, where available, to calculate actual historical loss experience.  The outstanding principal balance of the non-impaired portion of each loan segment is multiplied by the applicable historical loss factor, which is updated quarterly, to estimate the level of probable losses based upon the Company’s historical loss experience.

The second tier of the Company’s allowance for loan loss calculation also utilizes environmental loss factors to estimate the probable incurred losses within the loan portfolio. Environmental loss factors are based on specific quantitative and qualitative criteria that are used to assess the level of loss exposure arising from key sources of risk within the loan portfolio.  Such sources of risk include those relating to the level of and trends in nonperforming loans; the level of and trends in credit risk management effectiveness, the levels and trends in lending resource capability; levels and trends in economic and market conditions; levels and trends in loan concentrations; levels and trends in loan composition and terms, levels and trends in independent loan review effectiveness; levels and trends in collateral values and the effects of other external factors.

As with historical loss factors, the Company generally utilizes a two-year moving average of quantitative and qualitative criteria values, where available, to determine environmental loss factor values.  By doing so, estimated losses should be directionally consistent with the overall credit risk characteristics and performance of the loan portfolio over time.  Where appropriate, the Company may extend or compress criteria look-back periods to properly reflect the level of credit risk and estimated losses within a specified subset of loans.  The outstanding principal balance of the non-impaired portion of each loan segment is multiplied by the aggregate value of each environmental loss factor, which is updated quarterly, to estimate the level of probable losses attributable to that factor.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

The sum of the probable and estimable loan losses calculated through the first and second tiers of the loss measurement processes, as described above, represents the total targeted balance for the Company’s allowance for loan losses at the end of a fiscal period.  The Company adjusts its balance of valuation allowances through the provision for loan losses as required to ensure that the balance of the allowance for loan losses reflects all probable and estimable loans losses at the close of the fiscal period.  Notwithstanding calculation methodology and the noted distinction between valuation allowances established on loans collectively versus individually evaluated for impairment, the Company’s entire allowance for loan losses is available to cover all charge-offs that arise from the loan portfolio.

Although the Company’s allowance for loans losses is established in accordance with management’s best estimate, actual losses are dependent upon future events and, as such, further additions to the level of loan loss allowances may be necessary.

Troubled Debt Restructurings (“TDR”)

A modification to the terms of a loan is generally considered a TDR if the Company grants a concession to a borrower, that it would not otherwise consider, due to the borrower’s financial difficulties.  In granting the concession, the Company’s general objective is to obtain more cash or other value from the borrower or otherwise increase the probability of repayment.

A TDR may include, but is not necessarily limited to, the modification of loan terms such as the reduction of the loan’s stated interest rate, extension of the maturity date and/or reduction or deferral of amounts owed under the terms of the loan agreement.  In measuring the impairment associated with restructured loans that qualify as TDRs, the Company compares the present value of the cash flows that are expected to be received in accordance with the loan’s modified terms, discounted at the loan’s original contractual interest rate, with the pre-modification carrying value to measure impairment.

All restructured loans that qualify as TDRs are placed on nonaccrual status for a period of no less than six months after restructuring, irrespective of the borrower’s adherence to a TDR’s modified repayment terms during which time TDRs continue to be adversely classified and reported as impaired.  TDRs may be returned to accrual status and a non-adverse classification if (1) the borrower has paid timely P&I payments in accordance with the terms of the restructured loan agreement for no less than six consecutive months after restructuring, and (2) the Company expects to receive all P&I payments owed substantially in accordance with the terms of the restructured loan agreement.

Premises and Equipment

Land is carried at cost.  Buildings and improvements, furnishings and equipment and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed utilizing the straight-line method over the following estimated useful lives:

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

Significant renewals and betterments are charged to premises and equipment.  Maintenance and repairs are charged to expense in the period incurred.  Rental income is netted against occupancy costs in the consolidated statements of income.

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

Goodwill and Other Intangible Assets

Goodwill and other intangible assets principally represent the excess cost over the fair value of the net assets of the institutions acquired in purchase transactions.  Goodwill is evaluated annually and an impairment loss recorded if indicated.  The impairment test is performed in two phases.  The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional impairment evaluation must be performed.  That additional evaluation compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.  An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.  No impairment charges were required to be recorded in the years ended June 30, 2019, 2018 or 2017.  If an impairment loss is determined to exist in the future, such loss will be reflected as an expense in the consolidated statements of income in the period in which the impairment loss is determined.  The balance of other intangible assets at June 30, 2019 and 2018 totaled $5.2 million and $6.3 million, respectively, representing the remaining unamortized balance of the core deposit intangibles ascribed to the value of deposits acquired by the Bank through the acquisition of Central Jersey Bancorp in November 2010, Atlas Bank in June 2014 and Clifton Bancorp Inc. in 2018.

Bank Owned Life Insurance

Bank owned life insurance is accounted for using the cash surrender value method and is recorded at its net realizable value.  The change in the net asset value is recorded as a component of non-interest income.  A deferred liability has been recorded for the estimated cost of postretirement life insurance benefits accruing to applicable employees and directors covered by an endorsement split-dollar life insurance arrangement.  The Company recorded expenses (benefits) of approximately $9,100, $7,000 and $69,000 for the years ended June 30, 2019, 2018 and 2017, respectively, attributable to this deferred liability.

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

Income Taxes

The Company and its subsidiaries file consolidated federal income tax returns.  Federal income taxes are allocated to each entity based on their respective contributions to the taxable income of the consolidated income tax returns.  Separate state income tax returns are filed for the Company and its subsidiaries on either a consolidated or unconsolidated basis as required by the jurisdiction.  For the year ended June 30, 2019, income tax expense included the impact of the enactment of the Tax Act which reduced the maximum statutory federal income tax rate from 35% to 21%.  For the year ended June 30, 2018, the federal income tax rate applicable to the company was 28% which reflected the transitional effect of a reduction in the Company’s federal income tax rate from 35%, applicable to the year ended June 30, 2017, to 21%, applicable to the year ended June 30, 2019.

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

The Company identified no significant income tax uncertainties through the evaluation of its income tax positions as of June 30, 2019 and 2018.  Therefore, the Company has no unrecognized income tax benefits as of those dates.  Our policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the consolidated statements of income. The Company recognized no interest and penalties during the years ended June 30, 2019, 2018 and 2017.  The tax years subject to examination by the taxing authorities are the years ended June 30, 2018, 2017 and 2016.

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

Derivatives and Hedging

The Company utilizes derivative instruments in the form of interest rate swaps and caps to hedge its exposure to interest rate risk in conjunction with its overall asset/liability management process.  In accordance with accounting requirements, the Company formally designates all of its hedging relationships as either fair value hedges, intended to offset the changes in the value of certain financial instruments due to movements in interest rates, or cash flow hedges, intended to offset changes in the cash flows of certain financial instruments due to movement in interest rates, and documents the strategy for undertaking the hedge transactions, and its method of assessing ongoing effectiveness.  The Company does not use derivative instruments for speculative purposes.

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

The Company’s interest rate derivatives are comprised entirely of interest rate swaps hedging floating-rate and forecasted issuances of fixed-rate liabilities and accounted for as cash flow hedges.  The carrying value of interest rate derivatives is included in the balance of other assets or other liabilities and comprises the remaining unamortized cost of interest rate caps and the cumulative changes in the fair value of interest rate derivatives.  Such changes in fair value are offset against accumulated other comprehensive income, net of deferred income tax.

In general, the cash flows received and/or exchanged with counterparties for those derivatives qualifying as interest rate hedges are generally classified in the financial statements in the same category as the cash flows of the items being hedged.

Interest differentials paid or received under the swap agreements are reflected as adjustments to interest expense.  The notional amounts of the interest rate swaps are not exchanged and do not represent exposure to credit loss.  In the event of default by a counter party, the risk in these transactions is the cost of replacing the agreements at current market rates.

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

Reclassification

Certain reclassifications have been made in the consolidated financial statements to conform to the current year presentation.  Such reclassifications had no impact on net income or stockholders’ equity as previously reported.

Note 2 – Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The ASU requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model, referred to as the current expected credit loss (“CECL”) model. Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. An allowance will be established for loans that have been acquired in a business combination that currently do not have an allowance.  As of June 30, 2019, approximately $1.1 billion of acquired loans do not have an allowance.

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2 – Recent Accounting Pronouncements (continued)

In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815), Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. This ASU permits the use of the OIS Rate based on SOFR as a benchmark interest rate for purposes of applying hedge accounting under Topic 815. This is the fifth U.S. benchmark interest rate eligible for use in hedge accounting in addition to interest rates on direct Treasury obligations of the U.S. Government, the London Interbank Offered Rate swap rate, and the OIS Rate based on the Fed Funds Effective Rate and the Securities Industry and Financial Markets Association Municipal Swap Rate.  The amendments in this ASU are required to be adopted concurrently with the amendments in ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, for entities that have not adopted that guidance.  For public entities that have previously adopted ASU 2017-12, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any interim period if an entity already has adopted ASU 2017-12.  The Company early adopted ASU 2017-12 on July 1, 2017.  The amendments in ASU 2018-16 should be applied on a prospective basis for qualifying new or re-designated hedging relationships entered into on or after the date of adoption.  The Company adopted ASU 2018-16 on July 1, 2019, and its adoption did not have a significant impact on the Company’s audited consolidated financial statements.

Effective July 1, 2019, the Company implemented ASU No. 2016-02, “Leases (Topic 842)” (modified by ASU 2018-01 – Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842) and ASU 2018-20 – Leases (Topic 842) Narrow – Scope Improvements for Lessors).  ASU 2016-02 requires the recognition of a right of use asset and related lease liability by lessees for leases classified as operating leases under current GAAP.  Topic 842, which replaces the current guidance under Topic 840, retains a distinction between finance leases and operating leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee also will not significantly change from current GAAP.  For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize right of use assets and lease liabilities.  Effective with the adoption on July 1, 2019, the Company recognized a “right-of-use-asset” and a “lease liability” for its operating leases and has elected to apply practical expedients pertaining to the ASU.  The Company applied a modified retrospective transition approach for the applicable leases.  ASU 2016-02 provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at the beginning of either the earliest period presented or as of the beginning of the period of adoption. The Company elected to account for lease and non-lease components separately because such amounts are readily determinable under our lease contracts rather than elect the practical expedient to account for the components as a single lease component.  The Company elected to apply ASU 2016-02 as of the beginning of the period of adoption (July 1, 2019) and will not restate comparative periods. Upon adoption of ASU 2016-02, the Company recorded a right-of-use asset of approximately $17.2 million and a lease liability of approximately $17.8 million.

In May 2019, the FASB issued ASU 2019-05, “Financial Instruments - Credit Losses (Topic 326); Targeted Transition Relief”.  ASU 2019-05 provides transition relief by providing entities with an alternative to irrevocably elect the fair value option for eligible financial assets measured at amortized cost upon adoption of the credit losses standard. To be eligible for the transition election, the existing financial asset must otherwise be both within the scope of the new credit losses standard and eligible for the applying the fair value option in ASC 825-10.3.  The election must be applied on an instrument-by-instrument basis and is not available for either available for sale or held to maturity debt securities. For entities that have adopted ASU 2016-13, ASU 2019-05 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted once ASU 2016-13 has been adopted. For entities that elect the fair value option, the difference between the carrying amount and the fair value of the financial asset would be recognized through a cumulative-effect adjustment to opening retained earnings as of the date an entity adopted ASU 2016-13. Changes in fair value of that financial asset would subsequently be reported in current earnings.  The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

Adoption of New Accounting Standards

Effective July 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, "ASC 606”), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as OREO. The adoption of this ASU did not have a significant impact on the Company’s audited consolidated financial statements. The majority of the Company’s revenues come from interest income and other sources, including loans, leases, securities, and derivatives that are outside the scope of ASC 606. The Company’s services that fall within the scope of ASC 606 are presented within noninterest income and are recognized as revenue as the Company satisfies its obligation to the customer.  Services within the scope of ASC 606 include deposit service charges on deposits, interchange income, and the sale of OREO.  For additional information regarding ASU 2014-09 at June 30, 2019, see Note 20 to the audited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2 – Recent Accounting Pronouncements (continued)

Effective July 1, 2018, the Company implemented ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  The ASU requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of AFS debt securities in combination with other deferred tax assets. The adoption of this ASU did not have a significant impact on the Company’s audited consolidated financial statements The Update provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. The Update also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements.  For additional information regarding ASU 2016-01 at June 30, 2019, see Note 18 to the audited consolidated financial statements.

Effective July 1, 2018, the Company implemented ASU 2017-07, “Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” Under ASU 2017-07, the FASB requires employers to report the service cost component in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic benefit cost are required to be presented in the Consolidated Statements of Income separately from the service cost component. This ASU is also required to be applied retrospectively to all periods presented. For additional information regarding ASU 2017-07 at June 30, 2019, see Note 14 to the audited consolidated financial statements. The adoption of this ASU did not have a significant impact on the Company’s audited consolidated financial statements.

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

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible were recorded at their fair values as of April 2, 2018 based on management’s best estimate using the information available as of the merger date.  The application of the acquisition method of accounting resulted in the recognition of goodwill of $102.3 million and a core deposit intangible of $6.4 million.  Accounting guidance provides that an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period, which runs through April 2, 2019, in the measurement period in which the adjustment amounts are determined.  The acquirer must record in the financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the changes to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. During the year ended June 30, 2019, the Company completed all tax returns related to the operation of the combined entities through June 30, 2018 and determined that there were no material adjustments to the balance of income taxes or goodwill associated with the Clifton acquisition.

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

The following table presents selected pro forma financial information reflecting the Clifton merger assuming it was completed as of July 1, 2016. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the Clifton merger actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full year period. Pro forma basic and diluted EPS were calculated using the Company’s actual weighted average shares outstanding for the periods presented, plus the incremental shares issued, assuming the Clifton merger occurred at the beginning of the periods presented. The unaudited pro forma information is based on the actual financial statements of the Company for the periods presented, and on the actual financial statements of Clifton for the years ended March 31, 2018 and 2017 until the date of the Clifton merger, at which time Clifton’s results of operations were included in the Company’s financial statements.

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

	Unaudited
	Supplemental Pro Forma Information
	Years Ended June 30,
	2018	2017
	(In Thousands, Except Per Share Data)
Net interest income	$169,094	$146,426
Non-interest income	15,683	13,262
Non-interest expense	113,816	103,957
Net income available to common stockholders	40,216	31,631
Pro forma earnings per common share from continuing operations:
Basic	$0.37	$0.29
Diluted	$0.37	$0.29

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 - Securities Available for Sale

Amortized cost, gross unrealized gains and losses and fair value of debt securities and mortgage-backed securities at June 30, 2019 and 2018 and stratification by contractual maturity of debt securities at June 30, 2019 are presented below:

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. agency securities	$3,642	$40	$4	$3,678
Obligations of state and political subdivisions	26,628	323	-	26,951
Asset-backed securities	178,168	1,465	320	179,313
Collateralized loan obligations	209,453	254	1,096	208,611
Corporate bonds	122,929	121	1,026	122,024
Trust preferred securities	3,967	-	211	3,756
Total debt securities	544,787	2,203	2,657	544,333

Mortgage-backed securities:
Collateralized mortgage obligations (1)	21,469	70	149	21,390
Residential pass-through securities (1)	44,611	156	464	44,303
Commercial pass-through securities (1)	101,421	2,816	-	104,237
Total mortgage-backed securities	167,501	3,042	613	169,930

Total securities available for sale	$712,288	$5,245	$3,270	$714,263

(1)	Government-sponsored enterprises.

	June 30, 2019
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities available for sale:
Due in one year or less	$20,513	$20,582
Due after one year through five years	110,445	109,579
Due after five years through ten years	58,128	58,164
Due after ten years	355,701	356,008
Total	$544,787	$544,333

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 - Securities Available for Sale (continued)

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available for sale:
Debt securities:
U.S. agency securities	$4,474	$-	$63	$4,411
Obligations of state and political subdivisions	26,793	4	709	26,088
Asset-backed securities	179,959	2,795	134	182,620
Collateralized loan obligations	226,881	99	914	226,066
Corporate bonds	147,925	463	794	147,594
Trust preferred securities	3,967	-	184	3,783
Total debt securities	589,999	3,361	2,798	590,562

Mortgage-backed securities:
Collateralized mortgage obligations (1)	25,651	-	1,359	24,292
Residential pass-through securities (1)	105,810	43	3,494	102,359
Commercial pass-through securities (1)	7,946	-	74	7,872
Total mortgage-backed securities	139,407	43	4,927	134,523

Total securities available for sale	$729,406	$3,404	$7,725	$725,085

(1)	Government-sponsored enterprises.

Sales of securities available for sale were as follows for the periods presented below:

	June 30,	June 30,	June 30,
	2019	2018	2017
	(In Thousands)
Available for sale securities sold:
Proceeds from sales of securities	$75,401	$254,606	$83,008

Gross realized gains	$190	$-	$1,270
Gross realized losses	(513)	(31)	(1,660)
Net loss on sales of securities	$(323)	$(31)	$(390)

Securities available for sale pledged for borrowings at the FHLB and other institutions, and securities pledged for public funds and other purposes, were as follows for the periods presented below:

	June 30,	June 30,
	2019	2018
	(In Thousands)
Available for sale securities pledged:
Pledged for borrowings at the FHLB of New York	$24,099	$42,591
Pledged to secure public funds on deposit	-	6,226
Pledged for potential borrowings at the Federal Reserve Bank of New York	43,623	43,049
Pledged for collateral for depositor sweep accounts	1,322	12,784
Total available for sale securities pledged	$69,044	$104,650

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 – Securities Held to Maturity

Amortized cost, gross unrecognized gains and losses and fair value of debt securities and mortgage-backed securities at June 30, 2019 and 2018 and stratification by contractual maturity of debt securities at June 30, 2019 are presented below:

	June 30, 2019
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Investment securities held to maturity:
Debt securities:
Obligations of state and political subdivisions	$104,086	$1,787	$16	$105,857
Subordinated debt	63,086	914	-	64,000
Total debt securities	167,172	2,701	16	169,857

Mortgage-backed securities:
Collateralized mortgage obligations (1)	46,370	568	168	46,770
Residential pass-through securities (1)	166,283	1,961	518	167,726
Commercial pass-through securities (1)	196,816	3,504	6	200,314
Non-agency securities	11	-	-	11
Total mortgage-backed securities	409,480	6,033	692	414,821

Total securities held to maturity	$576,652	$8,734	$708	$584,678

(1)	Government-sponsored enterprises.

	June 30, 2019
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities held to maturity:
Due in one year or less	$9,047	$9,048
Due after one year through five years	31,488	31,749
Due after five years through ten years	125,613	128,011
Due after ten years	1,024	1,049
Total	$167,172	$169,857

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 – Securities Held to Maturity (continued)

	June 30, 2018
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Securities held to maturity:
Debt securities:
Obligations of state and political subdivisions	$109,483	$79	$1,865	$107,697
Subordinated debt	46,294	37	284	46,047
Total debt securities	155,777	116	2,149	153,744

Mortgage-backed securities:
Collateralized mortgage obligations (1)	56,871	6	1,348	55,529
Residential pass-through securities (1)	200,622	19	4,005	196,636
Commercial pass-through securities (1)	176,445	-	2,870	173,575
Non-agency securities	15	-	-	15
Total mortgage-backed securities	433,953	25	8,223	425,755

Total securities held to maturity	$589,730	$141	$10,372	$579,499

(1)	Government-sponsored enterprises.

Sales of securities held to maturity were as follows for the periods presented below:

	June 30,	June 30,	June 30,
	2019	2018	2017
		(In Thousands)
Held to maturity securities sold: (1) (2) (3)
Proceeds from sales and calls of securities	$-	$211	$5,300

Gross realized gains	$-	$-	$370
Gross realized losses	-	(8)	(1)
Net (loss) gain on sales of securities	$-	$(8)	$369

(1)	During the year ended June 30, 2019, there were no sales of securities held to maturity.
(2)	During the year ended June 30, 2018, the securities sold were limited to those securities where there was evidence of a deterioration of creditworthiness.
(3)

During the year ended June 30, 2017, the securities sold were limited to those whose remaining outstanding balances had declined to the required thresholds, in relation to the original amount purchased or acquired, that allowed their sale from the held to maturity portfolio.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 – Securities Held to Maturity (continued)

Securities held to maturity pledged for borrowings at the FHLB and other institutions, and securities pledged for public funds and other purposes, were as follows for the periods presented below:

	June 30,	June 30,
	2019	2018
	(In Thousands)
Held to maturity securities pledged:
Pledged for borrowings at the FHLB of New York	$136,696	$142,646
Pledged to secure public funds on deposit	7,023	7,604
Pledged for potential borrowings at the Federal Reserve Bank of New York	103,419	107,520
Pledged for collateral for depositor sweep accounts	12,884	25,976
Total held to maturity securities pledged	$260,022	$283,746

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 6 – Impairment of Securities

The following two tables summarize the fair values and gross unrealized and unrecognized losses within the available for sale and held to maturity portfolios.  The gross unrealized and unrecognized losses, presented by security type, represent temporary impairments of value within each portfolio as of the dates presented.  Temporary impairments within the available for sale portfolio have been recognized through other comprehensive income as reductions in stockholders’ equity on a tax-effected basis.

The tables are followed by a discussion that summarizes the Company’s rationale for recognizing certain impairments as temporary versus those, if any, are identified as other-than-temporary.  Such rationale is presented by investment type and generally applies consistently to both the available for sale and held to maturity portfolios, except where specifically noted.

	June 30, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale:
U.S. agency securities	$-	$-	$1,122	$4	5	$1,122	$4
Obligations of state and political subdivisions	-	-	-	-	-	-	-
Asset-backed securities	40,211	262	4,934	58	4	45,145	320
Collateralized loan obligations	44,061	75	115,914	1,021	15	159,975	1,096
Corporate bonds	47,486	509	44,462	517	11	91,948	1,026
Trust preferred securities	-	-	2,756	211	2	2,756	211
Collateralized mortgage obligations	-	-	16,369	149	4	16,369	149
Residential pass-through securities	-	-	33,519	464	6	33,519	464

Total	$131,758	$846	$219,076	$2,424	47	$350,834	$3,270

	June 30, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale:
U.S. agency securities	$2,579	$43	$1,832	$20	9	$4,411	$63
Obligations of state and political subdivisions	24,443	672	540	37	65	24,983	709
Asset-backed securities	-	-	24,728	134	3	24,728	134
Collateralized loan obligations	189,258	914	-	-	19	189,258	914
Corporate bonds	5,035	4	64,184	790	6	69,219	794
Trust preferred securities	-	-	2,783	184	2	2,783	184
Collateralized mortgage obligations	4,635	135	19,658	1,224	7	24,293	1,359
Residential pass-through securities	63,889	1,921	26,697	1,573	19	90,586	3,494
Commercial pass-through securities	3,890	66	3,982	8	2	7,872	74

Total	$293,729	$3,755	$144,404	$3,970	132	$438,133	$7,725

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 6 – Impairment of Securities (continued)

	June 30, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Number of Securities	Fair Value	Unrecognized Losses
	(Dollars in Thousands)
Securities Held to Maturity:
Obligations of state and political subdivisions	$274	$1	$7,149	$15	19	$7,423	$16
Collateralized mortgage obligations	-	-	9,347	168	5	9,347	168
Residential pass-through securities	438	1	76,848	517	70	77,286	518
Commercial pass-through securities	-	-	1,852	6	2	1,852	6

Total	$712	$2	$95,196	$706	96	$95,908	$708

	June 30, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Number of Securities	Fair Value	Unrecognized Losses
	(Dollars in Thousands)
Securities Held to Maturity:
Obligations of state and political subdivisions	$86,678	$1,662	$3,151	$203	190	$89,829	$1,865
Subordinated debt	41,010	284	-	-	7	41,010	284
Collateralized mortgage obligations	42,712	753	12,730	595	8	55,442	1,348
Residential pass-through securities	133,859	2,258	61,760	1,747	131	195,619	4,005
Commercial pass-through securities	172,382	2,867	1,191	3	35	173,573	2,870

Total	$476,641	$7,824	$78,832	$2,548	371	$555,473	$10,372

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

The Company has the stated ability and intent to hold until forecasted recovery those securities so designated at June 30, 2019 and does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely.  In light of the factors noted above, the Company does not consider its balance of securities with unrealized and unrecognized losses at June 30, 2019 and June 30, 2018, to be other-than-temporarily impaired as of those dates.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 – Loans Receivable

	June 30,	June 30,
	2019	2018
	(In Thousands)
One- to four-family residential	$1,344,044	$1,297,453

Commercial mortgage:
Multi-family	1,946,391	1,758,584
Nonresidential	1,258,869	1,302,961
Total commercial mortgage	3,205,260	3,061,545

Construction	13,907	23,271

Commercial business	65,763	85,825

Consumer:
Home equity loans and lines of credit	96,165	90,761
Passbook or certificate	3,732	3,283
Other	2,082	5,777
Total consumer	101,979	99,821

Total loans	4,730,953	4,567,915

Unaccreted yield adjustments including net premiums and discounts on purchased and acquired loans and net deferred fees and costs on loans originated	(52,025)	(66,567)

Total loans receivable, net of yield adjustments	$4,678,928	$4,501,348

The Bank has granted loans to officers and directors of the Company and its subsidiaries and to their associates. As of June 30, 2019 and 2018 such loans totaled approximately $3.6 million and $3.2 million, respectively.  During the year ended June 30, 2019 the Bank granted one new loan to related parties totaling $453,000.  During the year ended June 30, 2018 the Bank granted no new loans to related parties.

Note 8 – Loan Quality and the Allowance for Loan Losses

Residential Mortgage Loans in Foreclosure

We may obtain physical possession of one- to four-family real estate collateralizing a residential mortgage loan via foreclosure or through an in-substance repossession. As of June 30, 2019, we held no single-family properties that were acquired through foreclosures on residential mortgage loans.  As of that same date, we held 11 residential mortgage loans with aggregate carrying values totaling $2.1 million which were in the process of foreclosure.

As of June 30, 2018, we held four single-family properties in real estate owned with a carrying value of $725,000 that was acquired through foreclosures on residential mortgage loans.  As of that same date, we held 14 residential mortgage loans with aggregate carrying values totaling $2.3 million which were in the process of foreclosure.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8 – Loan Quality and the Allowance for Loan Losses (continued)

The following tables present the balance of the allowance for loan losses at June 30, 2019, 2018 and 2017 based upon the calculation methodology described in Note 1.  The tables identify the valuation allowances attributable to specifically identified impairments on individually evaluated loans, including those acquired with deteriorated credit quality, as well as valuation allowances for impairments on loans evaluated collectively.  The tables include the underlying balance of loans receivable applicable to each category as of those dates as well as the activity in the allowance for loan losses for the years ended June 30, 2019, 2018 and 2017.  Unless otherwise noted, the balance of loans reported in the tables below excludes yield adjustments and the allowance for loan loss.

Allowance for Loan Losses
At June 30, 2019

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of allowance for loan losses:
Loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Loans individually evaluated for impairment	31	-	-	-	-	-	-	31
Loans collectively evaluated for impairment	3,346	16,959	9,672	136	2,467	491	172	33,243

Total allowance for loan losses	$3,377	$16,959	$9,672	$136	$2,467	$491	$172	$33,274

Balance of Loans Receivable
At June 30, 2019

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of loans receivable:

Loans acquired with deteriorated credit quality	$84	$-	$-	$-	$242	$-	$-	$326
Loans individually evaluated for impairment	12,545	70	8,900	-	1,213	1,531	-	24,259
Loans collectively evaluated for impairment	1,331,415	1,946,321	1,249,969	13,907	64,308	94,634	5,814	4,706,368

Total loans	$1,344,044	$1,946,391	$1,258,869	$13,907	$65,763	$96,165	$5,814	$4,730,953
Unaccreted yield adjustments								(52,025)
Loans receivable, net of yield adjustments								$4,678,928

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8 – Loan Quality and the Allowance for Loan Losses (continued)

Allowance for Loan Losses
Year Ended June 30, 2019

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the year ended June 30, 2019:

At June 30, 2018:	$2,479	$14,946	$9,787	$258	$2,552	$430	$413	$30,865

Total charge offs	(83)	-	(54)	-	(861)	-	(285)	(1,283)
Total recoveries	-	-	6	-	47	-	83	136
Total provisions	981	2,013	(67)	(122)	729	61	(39)	3,556

Total allowance for loan losses	$3,377	$16,959	$9,672	$136	$2,467	$491	$172	$33,274

Allowance for Loan Losses
Year Ended June 30, 2018

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the year ended June 30, 2018:

At June 30, 2017:	$2,384	$13,941	$9,939	$35	$1,709	$501	$777	$29,286

Total charge offs	(521)	-	(45)	-	(145)	(18)	(829)	(1,558)
Total recoveries	172	-	-	-	90	65	104	431
Total provisions	444	1,005	(107)	223	898	(118)	361	2,706

Total allowance for loan losses	$2,479	$14,946	$9,787	$258	$2,552	$430	$413	$30,865

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

The following tables present key indicators of credit quality regarding the Company’s loan portfolio based upon loan classification and contractual payment status at June 30, 2019 and 2018:

Credit-Rating Classification of Loans Receivable
At June 30, 2019

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Non-classified	$1,328,811	$1,945,205	$1,249,438	$13,907	$59,768	$94,544	$5,776	$4,697,449
Classified:
Special Mention	629	1,116	-	-	3,894	28	14	5,681
Substandard	14,604	70	9,431	-	2,101	1,593	23	27,822
Doubtful	-	-	-	-	-	-	1	1
Loss	-	-	-	-	-	-	-	-
Total classified loans	15,233	1,186	9,431	-	5,995	1,621	38	33,504

Total loans	$1,344,044	$1,946,391	$1,258,869	$13,907	$65,763	$96,165	$5,814	$4,730,953

Credit-Rating Classification of Loans Receivable
At June 30, 2018

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Non-classified	$1,283,040	$1,758,468	$1,295,076	$23,271	$80,947	$88,831	$8,937	$4,538,570
Classified:
Special Mention	493	-	-	-	13	25	61	592
Substandard	13,920	116	7,885	-	4,865	1,905	61	28,752
Doubtful	-	-	-	-	-	-	1	1
Loss	-	-	-	-	-	-	-	-
Total classified loans	14,413	116	7,885	-	4,878	1,930	123	29,345

Total loans	$1,297,453	$1,758,584	$1,302,961	$23,271	$85,825	$90,761	$9,060	$4,567,915

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8 – Loan Quality and the Allowance for Loan Losses (continued)

Contractual Payment Status of Loans Receivable
At June 30, 2019

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Current	$1,338,347	$1,946,391	$1,256,892	$13,907	$65,668	$95,793	$5,754	$4,722,752
Past due:
30-59 days	1,680	-	-	-	95	197	25	1,997
60-89 days	473	-	-	-	-	36	13	522
90 days and over	3,544	-	1,977	-	-	139	22	5,682
Total past due	5,697	-	1,977	-	95	372	60	8,201

Total loans	$1,344,044	$1,946,391	$1,258,869	$13,907	$65,763	$96,165	$5,814	$4,730,953

Contractual Payment Status of Loans Receivable
At June 30, 2018

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Current	$1,290,428	$1,758,584	$1,300,570	$23,271	$85,065	$90,375	$8,917	$4,557,210
Past due:
30-59 days	1,457	-	1,015	-	247	104	24	2,847
60-89 days	475	-	-	-	-	44	59	578
90 days and over	5,093	-	1,376	-	513	238	60	7,280
Total past due	7,025	-	2,391	-	760	386	143	10,705

Total loans	$1,297,453	$1,758,584	$1,302,961	$23,271	$85,825	$90,761	$9,060	$4,567,915

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8 – Loan Quality and the Allowance for Loan Losses (continued)

The following tables present information relating to the Company’s nonperforming and impaired loans at June 30, 2019 and 2018.  Loans reported as 90 days and over past due and accruing in the table immediately below are also reported in the preceding contractual payment status table under the heading 90 days and over past due.

Performance Status of Loans Receivable
At June 30, 2019

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Performing	$1,334,101	$1,946,321	$1,249,969	$13,907	$65,294	$95,299	$5,792	$4,710,683
Nonperforming:
90 days and over past due accruing	-	-	-	-	-	-	22	22
Nonaccrual	9,943	70	8,900	-	469	866	-	20,248
Total nonperforming	9,943	70	8,900	-	469	866	22	20,270

Total loans	$1,344,044	$1,946,391	$1,258,869	$13,907	$65,763	$96,165	$5,814	$4,730,953

Performance Status of Loans Receivable
At June 30, 2018

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Performing	$1,288,261	$1,758,468	$1,297,621	$23,271	$84,587	$89,848	$9,000	$4,551,056
Nonperforming:
90 days and over past due accruing	-	-	-	-	-	-	60	60
Nonaccrual	9,192	116	5,340	-	1,238	913	-	16,799
Total nonperforming	9,192	116	5,340	-	1,238	913	60	16,859

Total loans	$1,297,453	$1,758,584	$1,302,961	$23,271	$85,825	$90,761	$9,060	$4,567,915

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8 – Loan Quality and the Allowance for Loan Losses (continued)

Impairment Status of Loans Receivable
At or Year Ended June 30, 2019

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Carrying value of impaired loans:

Non-impaired loans	$1,331,415	$1,946,321	$1,249,969	$13,907	$64,308	$94,634	$5,814	$4,706,368
Impaired loans:
Impaired loans with no allowance for impairment	12,266	70	8,900	-	1,455	1,531	-	24,222
Impaired loans with allowance for impairment:
Recorded investment	363	-	-	-	-	-	-	363
Allowance for impairment	(31)	-	-	-	-	-	-	(31)
Balance of impaired loans net of allowance for impairment	332	-	-	-	-	-	-	332
Total impaired loans, excluding allowance for impairment:	12,629	70	8,900	-	1,455	1,531	-	24,585

Total loans	$1,344,044	$1,946,391	$1,258,869	$13,907	$65,763	$96,165	$5,814	$4,730,953

Unpaid principal balance of impaired loans:
Total impaired loans	$14,985	$779	$10,200	$73	$3,987	$1,924	$-	$31,948

For the year ended June 30, 2019:
Average balance of impaired loans	$12,883	$91	$8,242	$-	$2,212	$1,547	$-	$24,975
Interest earned on impaired loans	$129	$-	$-	$-	$67	$34	$-	$230

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

Impairment Status of Loans Receivable
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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8 – Loan Quality and the Allowance for Loan Losses (continued)

The following tables present information regarding the restructuring of the Company’s troubled debts during the years ended June 30, 2019, June 30, 2018 and June 30, 2017 and any defaults of TDRs during that year that were restructured within 12 months of the date of default:

Troubled Debt Restructurings of Loans Receivable
Year Ended June 30, 2019

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(Dollars in Thousands)
Troubled debt restructuring activity for the year ended June 30, 2019:

Number of loans	8	-	2	-	6	1	-	17
Pre-modification outstanding recorded investment	$1,523	$-	$3,329	$-	$1,468	$109	$-	$6,429
Post-modification outstanding recorded investment	1,576	-	3,329	-	1,488	123	-	6,516
Reserves included in and charge offs against the allowance for loan loss recognized at modification	2	-	2	-	-	-	-	4

Troubled debt restructuring defaults for the year ended June 30, 2019:

Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

Troubled Debt Restructurings of Loans Receivable
Year Ended June 30, 2018

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(Dollars in Thousands)
Troubled debt restructuring activity for the year ended June 30, 2018:

Number of loans	6	-	2	-	-	2	-	10
Pre-modification outstanding recorded investment	$1,635	$-	$315	$-	$-	$90	$-	$2,040
Post-modification outstanding recorded investment	1,981	-	330	-	-	88	-	2,399
Reserves included in and charge offs against the allowance for loan loss recognized at modification	145	-	7	-	-	2	-	154

Troubled debt restructuring defaults for the year ended June 30, 2018:

Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8 – Loan Quality and the Allowance for Loan Losses (continued)

Troubled Debt Restructurings of Loans Receivable
Year Ended June 30, 2017

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(Dollars in Thousands)
Troubled debt restructuring activity for the year ended June 30, 2017:

Number of loans	2	-	4	-	-	1	-	7
Pre-modification outstanding recorded investment	$708	$-	$2,791	$-	$-	$87	$-	$3,586
Post-modification outstanding recorded investment	767	-	2,699	-	-	95	-	3,561
Reserves included in and charge offs against the allowance for loan loss recognized at modification	14	-	99	-	-	9	-	122

Troubled debt restructuring defaults for the year ended June 30, 2017:

Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

The manner in which the terms of a loan are modified through a troubled debt restructuring generally includes one or more of the following changes to the loan’s repayment terms:

•	Interest Rate Reduction: Temporary or permanent reduction of the interest rate charged against the outstanding balance of the loan.
•	Capitalization of Prior Past Dues: Capitalization of prior amounts due to the outstanding balance of the loan.
•	Extension of Maturity or Balloon Date: Extending the term of the loan past its original balloon or maturity date.
•	Deferral of Principal Payments: Temporary deferral of the principal portion of a loan payment.
•	Payment Recalculation and Re-amortization: Recalculation of the recurring payment obligation and resulting loan amortization/repayment schedule based on the loan’s modified terms.

Note 9 – Premises and Equipment

	June 30,
	2019	2018
	(In Thousands)
Land	$13,118	$13,118
Buildings and improvements	46,802	46,953
Leasehold improvements	7,852	5,860
Furnishings and equipment	22,985	20,026
Construction in progress	4,690	5,613
	95,447	91,570
Less accumulated depreciation and amortization	38,593	35,330
Total premises and equipment	$56,854	$56,240

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 – Premises and Equipment (continued)

Depreciation expense on premises and equipment for the fiscal years ended June 30, 2019, 2018 and 2017 totaled $4.3 million, $3.2 million and 2.8 million, respectively.

Note 10 – Goodwill and Other Intangible Assets

	Goodwill	Core Deposit Intangibles
	(In Thousands)
Balance at June 30, 2016	$108,591	$430
Amortization	-	(138)
Balance at June 30, 2017	108,591	292
Acquisition of Clifton Bancorp Inc.	102,304	6,367
Amortization	-	(364)
Balance at June 30, 2018	210,895	6,295
Amortization	-	(1,135)
Balance at June 30, 2019	$210,895	$5,160

Scheduled amortization of core deposit intangibles for each of the next five years and thereafter is as follows:

Year Ending June 30,	Core Deposit Intangible Amortization
(In Thousands)
2020	$1,164
2021	883
2022	596
2023	484
2024	454
Thereafter	1,579

Note 11 – Deposits

Deposits are summarized as follows:

	June 30,
	2019		2018
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars in Thousands)
Non-interest-bearing demand	$309,063	0.00%	$311,938	0.00%
Interest-bearing demand	843,432	0.94	1,000,989	0.92
Savings and club	790,658	0.73	744,039	0.36
Certificates of deposits	2,204,457	2.16	2,016,638	1.62
Total deposits	$4,147,610	1.48%	$4,073,604	1.09%

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 – Deposits (continued)

Brokered deposits are summarized as follows:

	June 30,
	2019		2018
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars in Thousands)
Interest-bearing demand	$-	-%	$210,825	2.09%
Certificates of deposits	235,805	2.42	84,343	1.95
Total brokered deposits	$235,805	2.42%	$295,168	2.05%

A summary of certificates of deposit by maturity follows:

	June 30,
	2019	2018
	(In Thousands)
One year or less	$1,486,448	$1,123,977
After one year to two years	513,532	493,166
After two years to three years	101,377	199,289
After three years to four years	69,381	101,276
After four years to five years	26,633	81,355
After five years	7,086	17,575
Total certificates of deposit	$2,204,457	$2,016,638

Certificates of deposit with balances of $250,000 or more at June 30, 2019 and 2018, totaled approximately $521.8 million and $375.9 million, respectively.  The Bank’s deposits are insurable to applicable limits by the Federal Deposit Insurance Corporation.

Note 12 – Borrowings

Fixed-rate advances from FHLB of New York mature as follows:

	June 30, 2019		June 30, 2018
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars in Thousands)
By remaining period to maturity:
Less than one year	$873,400	2.49%	$741,000	2.09%
One to two years	64,046	1.87	48,400	1.66
Two to three years	62,700	2.46	64,160	1.88
Three to four years	155,000	3.00	35,700	2.17
Four to five years	22,500	2.63	155,000	3.00
Greater than five years	110,000	2.69	132,500	2.68
Total advances	1,287,646	2.54%	1,176,760	2.25%
Unamortized fair value adjustments	(4,435)		(6,616)
Total advances, net of fair value adjustments	$1,283,211		$1,170,144

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12 – Borrowings (continued)

At June 30, 2019, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $3.04 billion and $160.8 million, respectively.  At June 30, 2018, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $2.72 billion and $185.2 million, respectively.

Borrowings at June 30, 2019 and 2018 also included overnight borrowings in the form of depositor sweep accounts totaling $8.8 million and $28.5 million, respectively. Depositor sweep accounts are short term borrowings representing funds that are withdrawn from a customer’s noninterest-bearing deposit account and invested in an uninsured overnight investment account that is collateralized by specified investment securities owned by the Bank.  Borrowings at June 30, 2019 also included other overnight borrowings totaling $30.0 million.

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

Fair Values of Derivative Instruments on the Statement of Financial Condition

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Statement of Financial Condition as of June 30, 2019 and June 30, 2018:

	June 30, 2019
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$3,856	Other liabilities	$140
Total		$3,856		$140

	June 30, 2018
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$31,881	Other liabilities	$-
Total		$31,881		$-

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using derivatives are primarily to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps and caps as part of its interest rate risk management strategy.  These interest rate products are designated as cash flow hedges.  As of June 30, 2019, the Company had 11 interest rate swaps with a notional of $825.0 million hedging certain FHLB advances.

For derivatives designated as cash flow hedges, the gain or loss on the derivatives is recorded in other comprehensive income, net of tax, and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate wholesale funding positions.  During the year ended June 30, 2019, the Company had $6.8 million of reclassifications to interest expense.  During the next 12 months, the Company estimates that $2.5 million will be reclassified as a reduction in interest expense.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13 – Derivative Instruments and Hedging Activities (continued)

The table below presents the pre-tax effects of the Company’s derivative instruments on the Consolidated Statements of Income as of June 30, 2019, June 30, 2018 and June 30, 2017:

	Year Ended June 30, 2019
	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	(In Thousands)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(21,409)	Interest expense	$6,753
Total	$(21,409)		$6,753

	Year Ended June 30, 2018
	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	(In Thousands)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$22,656	Interest expense	$(1,853)
Interest rate caps	78	Interest expense	(973)
Total	$22,734		$(2,826)

	Year Ended June 30, 2017
	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	(In Thousands)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$20,826	Interest expense	$(5,914)
Interest rate caps	79	Interest expense	(820)
Total	$20,905		$(6,734)

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13 – Derivative Instruments and Hedging Activities (continued)

Offsetting Derivatives

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives in the Consolidated Statement of Condition as of June 30, 2019 and June 30, 2018, respectively. The net amounts presented for derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Statement of Condition.

	June 30, 2019
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount
	(In Thousands)
Assets:
Interest rate swaps	$5,334	$(1,478)	$3,856	$-	$-	$3,856
Total	$5,334	$(1,478)	$3,856	$-	$-	$3,856

				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount
	(In Thousands)
Liabilities:
Interest rate swaps	$1,618	$(1,478)	$140	$-	$-	$140
Total	$1,618	$(1,478)	$140	$-	$-	$140

	June 30, 2018
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount
	(In Thousands)
Assets:
Interest rate swaps	$31,881	$-	$31,881	$-	$-	$31,881
Total	$31,881	$-	$31,881	$-	$-	$31,881

				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount
	(In Thousands)
Liabilities:
Interest rate swaps	$-	$-	$-	$-	$-	$-
Total	$-	$-	$-	$-	$-	$-

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

As required under the enforceable master netting arrangement with its derivatives counterparties, at June 30, 2019 the Company received financial collateral of $5.0 million that was not included as an offsetting amount.  By comparison, at June 30, 2018, the Company received financial collateral of $31.6 million that was not included as offsetting amount.

In addition to the derivative instruments noted above, the Company’s pipeline of loans held for sale at June 30, 2019 and June 30, 2018, included $46.2 million and $10.8 million, respectively, of in-process loans whose terms included interest rate locks to borrowers that were paired with a best-efforts commitment to sell the loan to a buyer at a fixed price within a predetermined timeframe after the sale commitment is established. The Company’s pipeline of loans held for sale are considered free-standing derivative instruments whose fair values are not material to our financial condition or results of operations.

Note 14 – Benefit Plans

Components of Net Periodic Expense

The following table sets forth the aggregate net periodic benefit expense for the Bank’s Benefit Equalization Plan, Postretirement Welfare Plan, Directors’ Consultation and Retirement Plan and Atlas Bank Retirement Income Plan:

				Affected Line Item in the Consolidated
	Years Ended June 30,			Statements of Income
	2019	2018	2017
	(In Thousands)
Service cost	$54	$48	$31	Salaries and employee benefits
Interest cost	378	373	379	Miscellaneous non-interest expense
Amortization of unrecognized loss	43	45	66	Miscellaneous non-interest expense
Expected return on assets	(112)	(120)	(248)	Miscellaneous non-interest expense
Net periodic benefit cost	$363	$346	$228

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14 – Benefit Plans (continued)

The following table summarizes the impact of retrospective application to the Consolidated Statements of Income for the years ended June 30, 2018 and 2017:

	Years Ended June 30,
	2018	2017
	(In Thousands)
Miscellaneous non-interest expense:
As previously reported	$11,117	$10,990
As reported under the new guidance	11,415	11,187

Salaries and employee benefits:
As previously reported	$54,034	$47,818
As reported under the new guidance	53,736	47,621

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

ESOP shares pledged as collateral are initially recorded as unearned ESOP shares in the consolidated statements of financial condition.  On a monthly basis, 16,725 shares are committed to be released, compensation expense is recorded equal to the number of shares committed to be released times the monthly average market price of the shares, and the committed shares become outstanding for basic net income per common share computations.  ESOP compensation expense was approximately $2,464,000, $2,641,000 and $2,784,000 for the years ended June 30, 2019, 2018 and 2017, respectively.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14 – Benefit Plans (continued)

At June 30, 2019 and 2018, the ESOP shares were as follows:

	June 30,
	2019	2018
	(In Thousands)
Allocated shares	1,862	1,806
Total shares distributed to employees	899	754
Shares committed to be released	100	100
Unearned shares	3,161	3,362
Total ESOP shares	6,022	6,022

Fair value of unearned ESOP shares	$42,010	$45,219

Employee Stock Ownership Plan Benefit Equalization Plan ("ESOP BEP")

The Bank has a non-qualified plan to compensate its executive officers who participate in the Bank's ESOP for certain benefits lost under such plan by reason of benefit limitations imposed by the Internal Revenue Code (“IRC”).  The ESOP BEP expense was approximately $47,000, $24,000 and $34,000 for the years ended June 30, 2019, 2018 and 2017, respectively.  The liability totaled approximately $19,500 and $18,000 at June 30, 2019 and 2018, respectively.

Employees’ Savings and Profit Sharing Plan

The Bank sponsors the Employees' Savings and Profit Sharing Plan and Trust (the “Plan”), pursuant to Section 401(k) of the Internal Revenue Code, for all eligible employees.  Employees may elect to contribute up to 75% of their compensation subject to the limitations imposed by the Internal Revenue Code.  The Bank will contribute a matching contribution up to 3.5% of an eligible employee’s salary deferral contribution, provided the eligible employee has contributed 6%.   The Plan expense amounted to approximately $1,047,000, $872,000 and $762,000 for the years ended June 30, 2019, 2018 and 2017, respectively.

Multi-Employer Retirement Plan

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (“The Pentegra DB Plan”), a tax-qualified defined-benefit pension plan.  The Pentegra DB Plan’s Employer Identification Number is 13-5645888 and the Plan Number is 001.  The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the IRC.  There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan.

The Pentegra DB Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities.  Accordingly, under the Pentegra DB Plan contributions made by a participating employer may be used to provide benefits to participants of other participating employers.

The Pentegra DB Plan is non-contributory and covers all eligible employees.  In April 2007, the Board of Directors of the Bank approved, effective July 1, 2007, freezing all future benefit accruals under the Pentegra DB Plan.

Funded status (market value of plan assets divided by funding target) of the Pentegra DB Plan based on valuation reports as of July 1, 2018 and 2017 was 107.73% and 104.23%, respectively.  Total contributions, made to the Pentegra DB Plan, which include contributions from all participating employers and not just the Company, as reported on Form 5500, were $164.6 million and $367.1 million for the plan years ended June 30, 2018 and June 30, 2017, respectively.  The Bank’s contributions to the Pentegra DB Plan were not more than 5% of the total contributions to the Pentegra DB Plan.  During the years ended June 30, 2019, 2018 and 2017, the total expense recorded for the Pentegra DB Plan was approximately $967,000, $1,115,000 and $1,235,000, respectively.

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

The following tables set forth the ABRIP’s funded status and net periodic benefit cost:

	June 30,
	2019	2018
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation - beginning	$2,716	$2,896
Interest cost	108	109
Actuarial (gain) loss	(58)	(85)
Benefit payments	(213)	(204)
Projected benefit obligation - ending	$2,553	$2,716

Change in plan assets:
Fair value of assets - beginning	$3,440	$3,692
Actual return on assets	(4)	(48)
Benefit payments	(213)	(204)
Fair value of assets - ending	$3,223	$3,440

Reconciliation of funded status:
Projected benefit obligation	$(2,553)	$(2,716)
Fair value of assets	3,223	3,440
Funded status included in other assets	$670	$724

Accumulated benefit obligation	$(2,553)	$(2,716)

Valuation assumptions
Discount rate	3.75%	4.25%
Salary increase rate	N/A	N/A

	Years Ended June 30,
	2019	2018	2017
	(In Thousands)
Net periodic benefit cost/(credit):
Interest cost	$108	$109	$108
Expected return on assets	(112)	(120)	(248)
Amortization of net loss	57	52	53
Total benefit cost (credit)	$53	$41	$(87)

Valuation assumptions
Discount rate	4.25%	4.00%	3.75%
Long term rate of return on plan assets	3.50%	3.50%	7.00%

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14 – Benefit Plans (continued)

The Bank does not expect to contribute to the ABRIP in the year ending June 30, 2020.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Benefit Payments
(In Thousands)
Years ending June 30:
2020	$142
2021	142
2022	142
2023	140
2024	138
2025-2029	679

At June 30, 2019 and 2018, unrecognized net loss of $837,000 and $836,000, respectively, was included in accumulated other comprehensive income.  For the fiscal year ending June 30, 2020, $4,240 of unrecognized net loss is expected to be recognized as a component of net periodic benefit cost.

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14 – Benefit Plans (continued)

The fair values of the ABRIP’s assets at June 30, 2019 and 2018 by asset category (see Note 18 for the definitions of levels), are as follows:

	June 30, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Prudential Guaranteed Deposit Fund	$-	$3,223	$-	$3,223

	June 30, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Prudential Guaranteed Deposit Fund	$-	$3,440	$-	$3,440

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14 – Benefit Plans (continued)

Benefit Equalization Plan (“BEP”)

The Bank has an unfunded non-qualified plan to compensate executive officers of the Bank who participate in the Bank’s qualified defined benefit plan for certain benefits lost under such plans by reason of benefit limitations imposed by Sections 415 and 401 of the IRC.  There were approximately $235,000, $233,000 and $231,000 in contributions made to and benefits paid under the BEP during each of the years ended June 30, 2019, 2018 and 2017, respectively.

The following tables set forth the BEP’s funded status and components of net periodic benefit cost:

	June 30,
	2019	2018
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation - beginning	$3,053	$3,223
Interest cost	125	124
Actuarial loss/(gain)	162	(61)
Benefit payments	(235)	(233)
Projected benefit obligation - ending	$3,105	$3,053

Change in plan assets:
Fair value of assets - beginning	$-	$-
Contributions	235	233
Benefit payments	(235)	(233)
Fair value of assets - ending	$-	$-

Reconciliation of funded status:
Accumulated benefit obligation	$(3,105)	$(3,053)

Projected benefit obligation	$(3,105)	$(3,053)
Fair value of assets	-	-
Funded status included in other liabilities	$(3,105)	$(3,053)

Valuation assumptions
Discount rate	3.75%	4.25%
Salary increase rate	N/A	N/A

	Years Ended June 30,
	2019	2018	2017
	(In Thousands)
Net periodic benefit cost:
Interest cost	$125	$124	$134
Amortization of net actuarial loss	44	48	72
Total expense	$169	$172	$206

Valuation assumptions
Discount rate	4.25%	4.00%	3.75%
Salary increase rate	N/A	N/A	N/A

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14 – Benefit Plans (continued)

It is estimated that contributions of approximately $234,000 will be made during the year ending June 30, 2020.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Benefit Payments
(In Thousands)
Years ending June 30:
2020	$234
2021	233
2022	231
2023	228
2024	226
2025-2029	1,071

In April 2007, the Board of Directors of the Bank approved, effective July 1, 2007, freezing all future benefit accruals under the BEP related to the Bank’s defined benefit pension plan.

At June 30, 2019 and 2018, unrecognized net loss of $987,000 and $868,000, respectively, was included in accumulated other comprehensive income.  For the fiscal year ending June 30, 2020, $56,000 of unrecognized net loss is expected to be recognized as a component of net periodic benefit cost.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14 – Benefit Plans (continued)

Postretirement Welfare Plan

The Bank has an unfunded postretirement group term life insurance plan covering all eligible employees.  The benefits are based on age and years of service.  During the years ended June 30, 2019, 2018 and 2017, contributions and benefits paid totaled $6,000, $7,000 and $7,000, respectively.

The following tables set forth the accrued accumulated postretirement benefit obligation and the net periodic benefit cost:

	June 30,
	2019	2018
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation - beginning	$617	$586
Service cost	54	48
Interest cost	26	23
Actuarial loss/(gain)	19	(33)
Premiums/claims paid	(6)	(7)
Projected benefit obligation - ending	$710	$617

Change in plan assets:
Fair value of assets - beginning	$-	$-
Contributions	6	7
Premiums/claims paid	(6)	(7)
Fair value of assets - ending	$-	$-

Reconciliation of funded status:
Projected benefit obligation	$(710)	$(617)
Fair value of assets	-	-
Funded status included in other liabilities	$(710)	$(617)

Valuation assumptions
Discount rate	3.75%	4.25%
Salary increase rate	3.25%	3.25%

	Years Ended June 30,
	2019	2018	2017
	(In Thousands)
Net periodic benefit cost:
Service cost	$54	$48	$31
Interest cost	26	23	21
Amortization of net actuarial gain	(49)	(55)	(59)
Total expense (benefit)	$31	$16	$(7)

Valuation assumptions
Discount rate	4.25%	4.00%	3.75%
Salary increase rate	3.25%	3.25%	3.25%

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14 – Benefit Plans (continued)

It is estimated that contributions of approximately $30,000 will be made during the year ending June 30, 2020.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Benefit Payments
(In Thousands)
Years ending June 30:
2020	$30
2021	29
2022	37
2023	44
2024	53
2025-2029	336

At June 30, 2019 and 2018, unrecognized net gain of $468,000 and $536,000, respectively, were included in accumulated other comprehensive income.  For the fiscal year ending June 30, 2020, $41,000 of unrecognized net gain is expected to be recognized as a component of net periodic benefit cost.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14 – Benefit Plans (continued)

Directors’ Consultation and Retirement Plan (“DCRP”)

The Bank has an unfunded retirement plan for non-employee directors. The benefits are payable based on term of service as a director.  During each of the years ended June 30, 2019, 2018 and 2017, contributions and benefits paid totaled $60,000, $60,000 and $60,000, respectively.

The following table sets forth the DCRP’s funded status and components of net periodic cost:

	June 30,
	2019	2018
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation - beginning	$2,843	$2,978
Interest cost	119	118
Actuarial loss/(gain)	73	(193)
Benefit payments	(60)	(60)
Projected benefit obligation - ending	$2,975	$2,843

Change in plan assets:
Fair value of assets - beginning	$-	$-
Contributions	60	60
Benefit payments	(60)	(60)
Fair value of assets - ending	$-	$-

Reconciliation of funded status:
Accumulated benefit obligation	$(2,975)	$(2,843)

Projected benefit obligation	$(2,975)	$(2,843)
Fair value of assets	-	-
Funded status included in other liabilities	$(2,975)	$(2,843)

Valuation assumptions
Discount rate	3.75%	4.25%
Salary increase rate	N/A	N/A

	Years Ended June 30,
	2019	2018	2017
	(In Thousands)
Net periodic benefit cost:
Service cost	$-	$-	$-
Interest cost	119	118	116
Amortization of net actuarial gain	(9)	-	-
Total expense (benefit)	$110	$118	$116

Valuation assumptions
Discount rate	4.25%	4.00%	3.75%
Salary increase rate	N/A	N/A	N/A

It is estimated that contributions of approximately $84,000 will be made during the year ending June 30, 2020.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14 – Benefit Plans (continued)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Benefit Payments
(In Thousands)
Years ending June 30:
2020	$84
2021	47
2022	73
2023	128
2024	146
2028-2029	1,069

In December 2015, the Board of Directors of the Bank approved freezing all future benefit accruals under the DCRP effective December 31, 2015.

At June 30, 2019 and 2018, unrecognized net gain of $273,000 and $355,000, respectively, was included in accumulated other comprehensive income.  For the fiscal year ending June 30, 2020, no unrecognized net gain or net loss is expected to be recognized as a component of net periodic benefit cost.

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

At June 30, 2019, there were 418,628 shares remaining available for future stock option grants and 45,306 shares remaining available for future restricted stock awards under the 2016 Plan.

Stock options granted under the 2016 Plan vest in equal installments over a five-year service period. Stock options were granted at an exercise price equal to the fair value of the Company's common stock on the grant date based on the closing market price and have an expiration period of 10 years.

The fair value of stock options granted as part of the 2016 Plan was estimated utilizing the Black-Scholes option pricing model using the following assumptions for the periods presented below:

	Years Ended June 30,
	2019	2018	2017
Weighted average risk-free interest rate	2.09%	-	2.16%
Expected dividend yield	1.77%	-	0.75%
Weighted average volatility factor of the expected market price of the Company's stock	14.03%	-	16.08%
Weighted average expected life of the options (in years)	4.9	-	6.5
Weighted average fair value of options granted	$2.54	-	$2.98

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

The Company awarded 233,000 shares of restricted stock during the year ended June 30, 2019. There were no restricted stock awards granted during the year ended June 30, 2018. The Company awarded 1,387,390 shares of restricted stock during the year ended June 30, 2017.

During the years ended June 30, 2019, 2018 and 2017, the Company recorded $6.1 million, $6.3 million and $3.9, million, respectively, of share-based compensation expense, comprised of stock option expense of $2.0 million, $2.0 million and $1.3, million respectively, and restricted stock expense of $4.1 million, $4.3 million and $2.6, million, respectively.

During the years ended June 30, 2019, 2018 and 2017, the income tax benefit attributed to non-qualified stock options expense was approximately $453,000, $520,000 and 235,000, respectively, and attributed to restricted stock expense was approximately $1.5 million, $1.5 million and $1.1, million respectively.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14 – Benefit Plans (continued)

The following is a summary of the Company's stock option activity and related information for its option plans for the year ended June 30, 2019:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In Thousands)			(In Thousands)
Outstanding at June 30, 2018	3,398	$14.99	8.2 years	$795
Granted	300	13.44	9.4 years
Exercised	(48)	8.77	4.0 years
Forfeited	(202)	15.35
Outstanding at June 30, 2019	3,448	$14.92	7.5 years	$540

Exercisable at June 30, 2019	1,423	$14.76	7.1 years	$497

The Company generally issues shares from authorized but unissued shares upon the exercise of vested options.

A total of 48,314 vested options, with an aggregate intrinsic value of $235,000, were exercised during the year ended June 30, 2019.  In fulfillment of these exercises, the Company issued 48,314 shares from authorized but unissued shares.  A total of 9,565 vested options, with an aggregate intrinsic value of $38,000, were exercised during the year ended June 30, 2018.  In fulfillment of these exercises, the Company issued 9,565 shares from authorized but unissued shares.  A total of 62,216 vested options, with an aggregate intrinsic value of $470,000, were exercised during the year ended June 30, 2017.

The cash proceeds from stock option exercises during the year ended June 30, 2019 totaled approximately $423,000.  A portion of such exercises represented disqualifying dispositions of incentive stock options for which the Company recognized $69,000 in income tax benefit. The cash proceeds from stock option exercises during the year ended June 30, 2018 totaled approximately $102,000.  A portion of such exercises represented disqualifying dispositions of incentive stock options for which the Company recognized $13,000 in income tax benefit. The cash proceeds from stock option exercises during the year ended June 30, 2017 totaled approximately $482,000.  A portion of such exercises represented disqualifying dispositions of incentive stock options for which the Company recognized $192,000 in income tax benefit.

Expected future compensation expense relating to the 2,025,423 non-vested options outstanding as of June 30, 2019 is $4.8 million over a weighted average period of 4.5 years.

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

The vesting of the applicable performance-based restricted shares over the third year of the five-year service period was conditioned upon the achievement of the Company's earning-based performance targets for the fiscal year ended June 30, 2019.  Such performance targets were established by the Board of Directors in the Company's strategic business plan and budget for that period.  The Company fully achieved the applicable performance targets for fiscal 2019 and therefore expects that all eligible performance-based restricted shares will successfully vest over the third year of the five-year service period.   For the fiscal year ended June 30, 2018, the Company fully achieved the applicable performance targets and all eligible performance-based restricted shares successfully vested in the second year of the five-year service period.

The performance factors and underlying cost basis of the performance-based restricted shares that are scheduled to vest over each of the latter two years of the service period are generally expected to be determined annually concurrent with the anniversary date of the original grants.

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

The following is a summary of the status of the Company's non-vested restricted share awards as of June 30, 2019 and changes during the year ended June 30, 2019:

	Vesting Contingent on Service Conditions		Vesting Contingent on Performance and Service Conditions
	Restricted Shares	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value
	(In Thousands)		(In Thousands)
Non-vested at June 30, 2018	701	$15.24	356	$15.35
Granted	134	13.43	99	13.45
Vested	(184)	15.02	(89)	15.35
Forfeited	(41)	15.35	(41)	15.35
Non-vested at June 30, 2019	610	$14.90	325	$14.77

During the years ended June 30, 2019, 2018 and 2017, the total fair value of vested restricted shares were $4,128,492, $4,354,754 and $208,000, respectively.  Expected future compensation expense relating to the 935,244 non-vested restricted shares at June 30, 2019 is $11.0 million over a weighted average period of 4.5 years.

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

During the fiscal year ended June 30, 2019, applications for capital distributions from the Bank to the Company were approved by federal banking regulators in the amount of $100.0 million and $130.0 million which was paid by the Bank to the Company in September 2018 and March 2019, respectively.  Also, during the fiscal year ended June 30, 2019, an application for quarterly capital distributions from the Bank to the Company was approved by federal banking regulators.  The amount of dividends payable is based on 75 percent of quarterly net income of the Bank, during fiscal 2019.  Dividends paid by the Bank to the Company, under this agreement totaled $25.1 million for the quarters ended September 30, 2018, December 31, 2018 and March 31, 2019.  The final capital distribution under this agreement was based on the quarter ended June 30, 2019, and will be paid to the Company by the Bank in fiscal 2020.

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

The minimum capital level requirements applicable to both the Bank and the consolidated Company include: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4% for all institutions. The previously amended rules also established a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and when fully phased in, would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The capital conservation buffer requirement began phasing in at January 1, 2016 at 0.625% of risk-weighted assets and increased each calendar year until it was fully implemented in at 2.5% on January 1, 2019. The capital conservation buffer effective for calendar 2018 is 1.25%.  An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Stockholders’ Equity (continued)

The following tables present information regarding the Bank’s regulatory capital levels at June 30, 2019 and 2018:

	At June 30, 2019
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$787,219	19.50%	$322,974	8.00%	$403,718	10.00%
Tier 1 capital (to risk-weighted assets)	753,945	18.68%	242,231	6.00%	322,974	8.00%
Common equity tier 1 capital (to risk-weighted assets)	753,945	18.68%	181,673	4.50%	262,417	6.50%
Tier 1 capital (to adjusted total assets)	753,945	11.78%	256,116	4.00%	320,145	5.00%

	At June 30, 2018
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$987,251	24.07%	$328,174	8.00%	$410,217	10.00%
Tier 1 capital (to risk-weighted assets)	956,386	23.31%	246,130	6.00%	328,174	8.00%
Common equity tier 1 capital (to risk-weighted assets)	956,386	23.31%	184,598	4.50%	266,641	6.50%
Tier 1 capital (to adjusted total assets)	956,386	15.10%	253,300	4.00%	316,625	5.00%

The following table presents information regarding the consolidated Company’s regulatory capital levels at June 30, 2019 and June 30, 2018:

	At June 30, 2019
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$941,319	23.22%	$324,246	8.00%
Tier 1 capital (to risk-weighted assets)	908,045	22.40%	243,184	6.00%
Common equity tier 1 capital (to risk-weighted assets)	908,045	22.40%	182,388	4.50%
Tier 1 capital (to adjusted total assets)	908,045	14.14%	256,856	4.00%

	At June 30, 2018
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$1,062,398	25.80%	$329,409	8.00%
Tier 1 capital (to risk-weighted assets)	1,031,533	25.05%	247,057	6.00%
Common equity tier 1 capital (to risk-weighted assets)	1,031,533	25.05%	185,293	4.50%
Tier 1 capital (to adjusted total assets)	1,031,533	16.24%	254,015	4.00%

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Stockholders’ Equity (continued)

Based upon the most recent notification from the New Jersey Department of Banking and Insurance dated April 23, 2019 the Bank was categorized as well capitalized as of December 31, 2018, under the regulatory framework for prompt corrective action.  There are no conditions existing or events which have occurred since notification that management believes have changed the Bank’s category.

Stock Repurchase Plans

During the year ended June 30, 2019, the Company repurchased 10,624,840 shares of its common stock. Of these shares repurchased, 7,543,097 shares were acquired and cancelled in conjunction with the Company’s third repurchase plan announced in April 2018 through which it originally authorized the repurchase of 10,238,557 shares, or 10% of the Company’s outstanding shares.   Coupled with the 2,695,460 shares previously repurchased during the fiscal year ended June 30, 2018, the shares associated with the third program were repurchased at a total cost of $138.8 million and at an average cost of $13.55 per share.

The remaining 3,081,743 shares repurchased during fiscal 2019 were acquired and cancelled in conjunction with the Company’s fourth share repurchase program announced in March 2019 through which it authorized the repurchase of 9,218,324 shares, or 10% of the Company’s outstanding shares.  Such shares were repurchased at a total cost of $41.3 million and at an average cost of $13.41 per share.

During the year ended June 30, 2018, the Company repurchased 10,014,544 shares of its common stock.  Of these shares repurchased, 7,319,084 shares were acquired and cancelled in conjunction with the Company’s second share repurchase plan announced in May 2017 through which it originally authorized the repurchase of 8,559,084 shares, or 10%, of the Company’s outstanding shares.  Coupled with the 1,240,000 shares previously repurchased during the fiscal year ended June 30, 2017, the shares associated with the second program were repurchased at a total cost of $122.0 million and at an average cost of $14.25 per share.

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 – Income Taxes

Retained earnings at June 30, 2019, includes approximately $36.9 million of bad debt allowance, pursuant to the IRC, for which income taxes have not been provided.  If such amount is used for purposes other than to absorb bad debts, including distributions in liquidation, it will be subject to income tax at the then current rate.

The components of income taxes are as follows:

	Years Ended June 30,
	2019	2018	2017
	(In Thousands)
Current income tax expense:
Federal	$5,656	$5,121	$7,790
State	3,733	2,516	2,873
	9,389	7,637	10,663
Deferred income tax benefit:
Federal	3,842	5,455	(1,363)
State	368	656	(480)
	4,210	6,111	(1,843)
Valuation allowance	328	656	-

Total income tax expense	$13,927	$14,404	$8,820

The following table presents a reconciliation between the reported income taxes for the periods presented and the income taxes which would be computed by applying the federal income tax rates applicable to those periods.  The federal income tax rate of 21%, was applicable for the year ended June 30, 2019.  The federal income tax rate of 28%, applicable for the year ended June 30, 2018, reflects the transitional effect of a reduction in the Company’s federal income tax rate from 35%, applicable to the year ended June 30, 2017, to 21%, applicable to the current year ended June 30, 2019.

	Years Ended June 30,
	2019	2018	2017
	(Dollars In Thousands)
Income before income taxes	$56,069	$34,000	$27,423
Statutory federal tax rate	21%	28%	35%
Federal income tax expense at statutory rate	$11,774	$9,520	$9,598
(Reduction) increases in income taxes resulting from:
Tax exempt interest	(589)	(724)	(795)
State tax, net of federal tax effect	3,510	2,256	1,555
Incentive stock options compensation expense	88	142	124
Income from bank-owned life insurance	(1,329)	(1,439)	(1,798)
Disqualifying disposition on incentive stock options	(24)	(11)	(165)
Non-deductible merger-related expenses	-	557	-
Impact of federal income tax reform	-	2,924	-
Other items, net	169	523	301
	13,599	13,748	8,820
Valuation allowance	328	656	-

Total income tax expense	$13,927	$14,404	$8,820
Effective income tax rate	24.84%	42.36%	32.16%

The effective income tax rate represents total income tax expense divided by income before income taxes.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 – Income Taxes (continued)

The Company maintained a valuation allowance during the years ended June 30, 2019 and 2018 against a portion of the deferred tax asset arising from the carryover associated with its charitable contribution to the KearnyBank Foundation made in conjunction with the Company’s second step conversion and stock offering.  The valuation allowance is attributable to a portion of the New Jersey state charitable contribution carryover which has been deemed more likely than not to not be realizable due to a difference in the taxable net income basis between the Company’s tax filing entities at the federal and state levels.

The Company maintained a valuation allowance during the year ended June 30, 2019, against a deferred tax asset arising from fair value adjustments on investment securities acquired in the Clifton acquisition. The reversal of this deferred tax asset would result in capital losses. The company has deemed it more likely than not that the Company will not generate capital gains in the carryover period to offset the capital losses.

The tax effects of existing temporary differences that give rise to deferred income tax assets and liabilities are as follows:

	June 30,
	2019	2018
	(In Thousands)
Deferred income tax assets:
Purchase accounting	$15,137	$17,772
Accumulated other comprehensive income
Defined benefit plans	319	228
Unrealized loss on securities available for sale	-	1,159
Unrealized loss on securities available for sale transferred to held to maturity	175	249
Allowance for loan losses	9,831	8,676
Benefit plans	2,280	1,842
Compensation	1,246	1,751
Stock-based compensation	1,973	2,050
Uncollected interest	1,070	1,018
Depreciation	-	1,169
Charitable contribution carryover	186	899
Net operating loss carryover	919	2,564
Capital loss carryforward	814	-
Other items	587	509
	34,537	39,886
Valuation allowance	(1,258)	(791)
	33,279	39,095
Deferred income tax liabilities:
Deferred loan fees and costs	1,584	1,551
Accumulated other comprehensive income
Derivatives	1,094	8,961
Unrealized gain on securities available for sale	573	-
Goodwill	4,608	4,385
Other items	53	444
	7,912	15,341
Net deferred income tax asset	$25,367	$23,754

The Company acquired Federal and state and local net operating loss ("NOL") carryforwards in the Clifton Acquisition.  The Company has an available Federal NOL carryforward of approximately $4.0 million which will begin to expire in the year ending June 30, 2034.  The Company has various state and local NOL carryforwards which will begin to expire in the year ending June 30, 2025.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of the state of New Jersey and various other states.  The Company is generally no longer subject to examination by federal, state and local taxing authorities for tax years prior to June 30, 2016.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17 – Commitments

The Bank has non-cancelable operating leases for branch offices.  The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2019:

Operating Lease Payments
(In Thousands)
Years ending June 30:
2020	3,278
2021	2,879
2022	2,583
2023	2,134
2024	1,512
Thereafter	7,786
Total minimum payments required	$20,172

The following schedule shows the composition of total rental expense for all operating leases:

	June 30,
	2019	2018	2017
	(In Thousands)
Minimum rentals	$3,229	$2,397	$1,989

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

The outstanding loan commitments are as follows:

	June 30, 2019		June 30, 2018
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(In Thousands)
Loan commitments:
Real estate mortgage loans	$19,280	$507	$24,165	$115,275
Home equity loans	268	695	726	997
Commercial business loans	-	6,967	1,582	-
Construction loans in process	-	3,842	-	9,935
Consumer home equity and overdraft lines of credit	6,731	35,525	6,297	36,377
Commercial business lines of credit	286	36,007	811	28,087
Total loan commitments	$26,565	$83,543	$33,581	$190,671

In addition to the loan commitments noted above, at June 30, 2019, the Company’s pipeline of loans held for sale included $46.2 million of in-process loans whose terms included interest rate locks to borrowers that were paired with a best-efforts commitment to sell the loan to a buyer at a fixed price within a predetermined timeframe after the sale commitment is established. The Company’s pipeline of loans held for sale are considered free-standing derivative instruments whose fair values are not considered to be material for financial statement reporting purposes.

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

In addition to the commitments noted above, the Bank is party to standby letters of credit through which it guarantees certain specific business obligations of its commercial customers.  The balance of standby letters of credit at June 30, 2019 and 2018 were approximately $612,000 and $912,000, respectively.

The Company and subsidiaries are also party to litigation which arises primarily in the ordinary course of business.  In the opinion of management, the ultimate disposition of such litigation should not have a material adverse effect on the consolidated financial position of the Company.

Note 18 – Fair Value of Financial Instruments

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

Assets Measured on a Recurring Basis:

The following methods and significant assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at June 30, 2019 and June 30, 2018:

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 18 – Fair Value of Financial Instruments (continued)

The Company held one trust preferred security whose fair value of $1.0 million at June 30, 2019 was determined using Level 3 inputs.  For the periods ended June 30, 2019 and June 30, 2018, management has been unable to obtain a market quote for this security.  Consequently, the security’s fair value as reported at June 30, 2019 and June 30, 2018, is based upon the present value of expected future cash flows assuming the security continues to meet all of its payment obligations and utilizing a discount rate based upon the security’s contractual interest rate.

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

Those assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Debt securities available for sale:
U.S. agency securities	$-	$3,678	$-	$3,678
Obligations of state and political subdivisions	-	26,951	-	26,951
Asset-backed securities	-	179,313	-	179,313
Collateralized loan obligations	-	208,611	-	208,611
Corporate bonds	-	122,024	-	122,024
Trust preferred securities	-	2,756	1,000	3,756
Total debt securities	-	543,333	1,000	544,333

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	-	21,390	-	21,390
Residential pass-through securities	-	44,303	-	44,303
Commercial pass-through securities	-	104,237	-	104,237
Total mortgage-backed securities	-	169,930	-	169,930
Total securities available for sale	$-	$713,263	$1,000	$714,263
Interest rate swaps	-	3,856	-	3,856

Total assets	$-	$717,119	$1,000	$718,119

Liabilities:
Interest rate swaps	$-	$140	$-	$140
Total liabilities	$-	$140	$-	$140

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

In addition to the financial instruments noted above, at June 30, 2019 and June 30, 2018, the Company’s pipeline of loans held for sale included $46.2 million and $10.8 million, respectively, of in process loans whose terms included interest rate locks to borrowers that were paired with a best-efforts commitment to sell the loan to a buyer at a fixed price within a predetermined timeframe after the sale commitment is established. The Company’s pipeline of loans held for sale are considered free-standing derivative instruments, whose fair values are not material to our financial condition or results of operations. Given their short-term nature of the commitments and their immateriality to the statements of condition and operations, the Company assumes no change in the fair value of these derivative instruments during their outstanding period.

Assets Measured on a Non-Recurring Basis:

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a non-recurring basis at June 30, 2019 and June 30, 2018:

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

Those assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	June 30, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Impaired loans:
Residential mortgage	$-	$-	$3,071	$3,071
Non-residential mortgage	-	-	791	791
Commercial business	-	-	16	16
Total	$-	$-	$3,878	$3,878

	June 30, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Impaired loans:
Residential mortgage	$-	$-	$3,562	$3,562
Non-residential mortgage	-	-	794	794
Commercial business	-	-	113	113
Total	$-	$-	$4,469	$4,469

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 18 – Fair Value of Financial Instruments (continued)

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value:

	June 30, 2019
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(In Thousands)
Impaired loans:
Residential mortgage	$3,071	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	6% - 8%	7.03%
Non-residential mortgage	791	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	10% - 11%	10.08%
Commercial business	16	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	9% - 10%	9.36%
Total	$3,878

	June 30, 2018
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(In Thousands)
Impaired loans:
Residential mortgage	$3,562	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	6% - 26%	12.34%
Non-residential mortgage	794	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	14% - 15%	14.07%
Commercial business	113	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	10% - 24%	14.54%
Total	$4,469

(1)	The fair value basis of impaired loans is generally determined based on an independent appraisal of the fair value of a loan’s underlying collateral.
(2)

The fair value basis of impaired loans is adjusted to reflect management estimates of selling costs including, but not necessarily limited to, real estate brokerage commissions and title transfer fees.

At June 30, 2019, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $3.9 million and valuation allowances of $31,000 reflecting fair values of $3.9 million.  By comparison, at June 30, 2018, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $4.8 million and valuation allowances of $306,000 reflecting fair values of $4.5 million.

Once a loan is foreclosed, the fair value of the other real estate owned continues to be evaluated based upon the fair value of the repossessed real estate originally securing the loan.  At June 30, 2019 and June 30, 2018, the Company held no other real estate owned whose carrying value was written down utilizing Level 3 inputs.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 18 – Fair Value of Financial Instruments (continued)

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2019 and June 30, 2018:

	June 30, 2019
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$38,935	$38,935	$38,935	$-	$-
Investment securities available for sale	714,263	714,263	-	713,263	1,000
Investment securities held to maturity	576,652	584,678	-	584,678	-
Loans held-for-sale	12,267	12,501	-	12,501	-
Net loans receivable	4,645,654	4,630,853	-	-	4,630,853
FHLB Stock	64,190	-	-	-	-
Interest receivable	19,360	19,360	11	5,278	14,071
Interest rate swaps	3,856	3,856	-	3,856	-

Financial liabilities:
Deposits	4,147,610	4,152,558	1,943,154	-	2,209,404
Borrowings	1,321,982	1,337,560	-	-	1,337,560
Interest payable on deposits	3,106	3,106	367	-	2,739
Interest payable on borrowings	3,899	3,899	-	-	3,899
Interest rate swaps	140	140	-	140	-

	June 30, 2018
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$128,864	$128,864	$128,864	$-	$-
Investment securities available for sale	725,085	725,085	-	724,085	1,000
Investment securities held to maturity	589,730	579,499	-	579,499	-
Loans held-for-sale	863	863	-	863	-
Net loans receivable	4,470,483	4,367,150	-	-	4,367,150
FHLB Stock	59,004	-	-	-	-
Interest receivable	18,510	18,510	32	5,252	13,226
Interest rate swaps and caps	31,881	31,881		31,881

Financial liabilities:
Deposits	4,073,604	4,055,543	2,056,966	-	1,998,577
Borrowings	1,198,646	1,199,601	-	-	1,199,601
Interest payable on deposits	675	675	469	-	206
Interest payable on borrowings	2,427	2,427	-	-	2,427

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

Note 19 – Comprehensive Income

The components of accumulated other comprehensive income included in stockholders’ equity are as follows:

	June 30,
	2019	2018
	(In Thousands)
Net unrealized gain (loss) on securities available for sale	$1,975	$(4,321)
Tax effect	(573)	1,159
Net of tax amount	1,402	(3,162)

Net unrealized loss on securities available for sale transferred to held to maturity	(596)	(887)
Tax effect	175	249
Net of tax amount	(421)	(638)

Fair value adjustments on derivatives	3,716	31,881
Tax effect	(1,094)	(8,961)
Net of tax amount	2,622	22,920

Benefit plan adjustments	(1,083)	(813)
Tax effect	319	228
Net of tax amount	(764)	(585)

Total accumulated other comprehensive income	$2,839	$18,535

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 19 – Comprehensive Income (continued)

Other comprehensive (loss) income and related tax effects are presented in the following table:

	Years Ended June 30,
	2019	2018	2017
	(In Thousands)
Net unrealized holding gain (loss) on securities available for sale	$5,973	$(1,919)	$1,923

Amortization of unrealized holding gain (loss) on securities available for sale transferred to held to maturity (1)	291	222	(53)

Net realized loss (gain) on securities available for sale (2)	323	(17)	402

Fair value adjustments on derivatives	(28,165)	25,560	27,637

Benefit plans:
Amortization of:
Actuarial loss (3)	43	45	66
Net actuarial (loss) gain	(313)	205	219
Net change in benefit plan accrued expense	(270)	250	285

Other comprehensive (loss) income before taxes	(21,848)	24,096	30,194
Tax effect	6,152	(7,986)	(12,363)
Total comprehensive (loss) income	$(15,696)	$16,110	$17,831

(1)	Represents amounts reclassified out of accumulated other comprehensive income and included in interest income on taxable securities.
(2)	Represents amounts reclassified out of accumulated other comprehensive income and included in gain on sale of securities on the consolidated statements of income.
(3)	Represents amounts reclassified out of accumulated other comprehensive income and included in the computation of net periodic pension expense. See Note 14 – Benefit Plans for additional information.

Note 20 – Revenue Recognition

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 20 – Revenue Recognition (continued)

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the year ended June 30, 2019.  Sources of revenue outside the scope of ASC 606 are noted as such.

Year Ended June 30,
2019
(In Thousands)
Non-interest income:
Deposit-related fees and charges	$1,536
Loan-related fees and charges (1)	3,909
Loss on sale and call of securities (1)	(323)
Gain on sale of loans (1)	580
(Loss) gain on sale and write down of other real estate owned	(11)
Income from bank owned life insurance (1)	6,339
Electronic banking fees and charges (interchange income)	1,050
Miscellaneous (1)	475
Total non-interest income	$13,555

(1)	Not within the scope of ASC 606.

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 21 – Parent Only Financial Information

Kearny Financial Corp. operates its wholly owned subsidiary Kearny Bank and the Bank’s wholly-owned subsidiaries.  The consolidated earnings of the subsidiaries are recognized by the Company using the equity method of accounting.  Accordingly, the consolidated earnings of the subsidiaries are recorded as increases in the Company’s investment in the subsidiaries.  The following are the condensed financial statements for Kearny Financial Corp. (Parent Company only) as of June 30, 2019 and 2018, and for each of the years in the three-year period ended June 30, 2019.

Condensed Statements of Financial Condition

	June 30, 2019	June 30, 2018
	(In Thousands)
Assets

Cash and amounts due from depository institutions	$106,625	$25,933
Investment securities held to maturity	15,000	15,000
Loans receivable	33,307	34,903
Investment in subsidiary	973,059	1,193,601
Other assets	114	85
Total Assets	$1,128,105	$1,269,522

Liabilities and Stockholders' Equity

Other liabilities	946	774
Stockholders' equity	1,127,159	1,268,748
Total Liabilities and Stockholders' Equity	$1,128,105	$1,269,522

Condensed Statements of Income and Comprehensive Income

	Years Ended June 30,
	2019	2018	2017
	(In Thousands)
Dividends from subsidiary	$255,117	$-	$-
Interest income	2,162	2,292	2,318
Equity in undistributed (loss) earnings of subsidiaries	(212,868)	19,420	18,427
Total income	44,411	21,712	20,745

Directors' compensation	340	283	265
Other expenses	1,922	1,740	1,755
Total expense	2,262	2,023	2,020
Income before income taxes	42,149	19,689	18,725
Income tax expense	7	93	122
Net income	$42,142	$19,596	$18,603
Comprehensive income	$26,446	$35,706	$36,434

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 21 – Parent Only Financial Information (continued)

Condensed Statements of Cash Flows

	Years Ended June 30,
	2019	2018	2017
	(In Thousands)
Cash Flows from Operating Activities:
Net income	$42,142	$19,596	$18,603
Adjustment to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	212,868	(19,420)	(18,427)
Decrease (Increase) in other assets	1,116	27	(19)
Increase (decrease) in other liabilities	(9)	761	352
Net Cash Provided by Operating Activities	256,117	964	509

Cash Flows from Investing Activities:
Repayment of loan to ESOP	1,596	1,545	1,496
Purchase of subordinated debt security	-	-	(15,000)
Sale of investment securities available for sale	-	3,738	-
Net cash acquired in acquisition	-	14,297	-
Net Cash Provided by (Used In) Investing Activities	1,596	19,580	(13,504)

Cash Flows from Financing Activities:
Exercise of stock options	423	102	482
Cash dividends paid	(34,747)	(20,561)	(8,286)
Repurchase and cancellation of common stock of Kearny Financial Corp.	(141,708)	(142,602)	(126,002)
Cancellation of expired, ungranted shares issued for stock benefit plan	-	-	183
Cancellation of shares repurchased on vesting to pay taxes	(989)	(1,370)	-
Net Cash Used In Financing Activities	(177,021)	(164,431)	(133,623)
Net Increase (decrease) in Cash and Cash Equivalents	80,692	(143,887)	(146,618)
Cash and Cash Equivalents - Beginning	25,933	169,820	316,438
Cash and Cash Equivalents - Ending	$106,625	$25,933	$169,820

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 22 – Net Income per Common Share (EPS)

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Year Ended June 30, 2019
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)

Net income	$42,142
Basic earnings per share, income available to common stockholders	$42,142	91,054	$0.46
Effect of dilutive securities:
Stock options	-	46
	$42,142	91,100	$0.46

	Year Ended June 30, 2018
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)

Net income	$19,596
Basic earnings per share, income available to common stockholders	$19,596	82,587	$0.24
Effect of dilutive securities:
Stock options	-	56
	$19,596	82,643	$0.24

	Year Ended June 30, 2017
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)

Net income	$18,603
Basic earnings per share, income available to common stockholders	$18,603	84,590	$0.22
Effect of dilutive securities:
Stock options	-	71
	$18,603	84,661	$0.22

Stock options for 3,269,000, 3,170,000 and 1,919,168 shares of common stock were not considered in computing diluted earnings per share at June 30, 2019, 2018 and 2017, respectively, because they were considered anti-dilutive.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 23 – Quarterly Results of Operations (Unaudited)

The following is a condensed summary of quarterly results of operations for the years ended June 30, 2019 and 2018:

	Year Ended June 30, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	September 30	December 31	March 31	June 30
	(In Thousands, Except Per Share Data)
Interest income	$58,206	$60,022	$59,657	$59,448
Interest expense	18,026	20,673	21,019	22,302
Net interest income	40,180	39,349	38,638	37,146
Provision for loan losses	2,100	971	(179)	664
Net interest income after provision for loan losses	38,080	38,378	38,817	36,482
Non-interest income	3,182	3,309	3,676	3,388
Non-interest expense	26,457	27,270	26,771	28,745
Income before Income Taxes	14,805	14,417	15,722	11,125
Income taxes	3,659	3,649	4,305	2,314
Net Income	$11,146	$10,768	$11,417	$8,811

Net income per common share:
Basic	$0.12	$0.12	$0.13	$0.10
Diluted	$0.12	$0.12	$0.13	$0.10

Weighted average number of common shares outstanding
Basic	95,127	92,434	89,488	87,090
Diluted	95,181	92,480	89,532	87,132

Dividends declared per common share	$0.20	$0.05	$0.06	$0.06

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

KEARNY FINANCIAL CORP.
Dated: August 28, 2019		/s/ Craig L. Montanaro
	By:	Craig L. Montanaro President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on August 28, 2019 on behalf of the Registrant and in the capacities indicated.

/s/ Craig L. Montanaro	/s/ Keith Suchodolski
Craig L. Montanaro President, Chief Executive Officer and Director (Principal Executive Officer)	Keith Suchodolski Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Theodore J. Aanensen	/s/ Raymond E. Chandonnet
Theodore J. Aanensen Director	Raymond E. Chandonnet Director

/s/ John N. Hopkins	/s/ Catherine A. Lawton
John N. Hopkins Director	Catherine A. Lawton Director

/s/ John J. Mazur, Jr.	/s/ Joseph P. Mazza
John J. Mazur, Jr. Director	Joseph P. Mazza Director

/s/ Matthew T. McClane	/s/ John F. McGovern
Matthew T. McClane Director	John F. McGovern Director

/s/ Leopold W. Montanaro	/s/ Christopher Petermann
Leopold W. Montanaro Director	Christopher Petermann Director

/s/ Charles J. Pivirotto	/s/ John F. Regan
Charles J. Pivirotto Director	John F. Regan Director