Form 10-Q
period 2019-09-30
Kearny Financial Corp.
filed 2019-11-08
CIK 1617242

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 4, 2019.

$0.01 par value common stock — 86,108,298 shares outstanding

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Share and Per Share Data)

	September 30,	June 30,
	2019	2019
	(Unaudited)
Assets
Cash and amounts due from depository institutions	$16,106	$19,032
Interest-bearing deposits in other banks	113,199	19,903
Cash and cash equivalents	129,305	38,935
Investment securities available for sale, at fair value	1,231,691	714,263
Investment securities held to maturity (fair value $38,683 and $584,678, respectively)	37,888	576,652
Loans held-for-sale	10,495	12,267
Loans receivable, including unaccreted yield adjustments of $(48,982) and $(52,025), respectively	4,604,738	4,678,928
Less: allowance for loan losses	(32,432)	(33,274)
Net loans receivable	4,572,306	4,645,654
Premises and equipment	56,599	56,854
Federal Home Loan Bank ("FHLB") of New York stock	63,739	64,190
Accrued interest receivable	19,393	19,360
Goodwill	210,895	210,895
Core deposit intangibles	4,852	5,160
Bank owned life insurance	257,735	256,155
Deferred income tax assets, net	21,742	25,367
Other assets	24,366	9,077
Total Assets	$6,641,006	$6,634,829

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest-bearing	$322,846	$309,063
Interest-bearing	3,874,404	3,838,547
Total deposits	4,197,250	4,147,610
Borrowings	1,281,118	1,321,982
Advance payments by borrowers for taxes	16,102	16,887
Other liabilities	35,747	21,191
Total Liabilities	5,530,217	5,507,670

Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 800,000,000 shares authorized; 86,786,298 shares and 89,125,655 shares issued and outstanding, respectively	868	891
Paid-in capital	758,385	787,394
Retained earnings	373,004	366,679
Unearned employee stock ownership plan shares; 3,110,812 shares and 3,160,987 shares, respectively	(30,158)	(30,644)
Accumulated other comprehensive income	8,690	2,839
Total Stockholders' Equity	1,110,789	1,127,159
Total Liabilities and Stockholders' Equity	$6,641,006	$6,634,829

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	September 30,
	2019	2018
Interest Income
Loans	$48,600	$47,437
Taxable investment securities	9,328	8,879
Tax-exempt investment securities	693	716
Other interest-earning assets	1,278	1,174
Total Interest Income	59,899	58,206

Interest Expense
Deposits	16,055	10,539
Borrowings	7,157	7,487
Total Interest Expense	23,212	18,026
Net Interest Income	36,687	40,180
(Reversal of) provision for loan losses	(782)	2,100
Net Interest Income after (Reversal of) Provision for Loan Losses	37,469	38,080

Non-Interest Income
Fees and service charges	1,468	1,173
Loss on sale and call of securities	(14)	-
Gain on sale of loans	605	132
Loss on sale and write down of other real estate owned	-	(50)
Income from bank owned life insurance	1,580	1,594
Electronic banking fees and charges	318	250
Miscellaneous	5	83
Total Non-Interest Income	3,962	3,182

Non-Interest Expense
Salaries and employee benefits	15,777	15,642
Net occupancy expense of premises	2,969	2,736
Equipment and systems	3,089	2,926
Advertising and marketing	535	577
Federal deposit insurance premium	-	465
Directors' compensation	770	758
Miscellaneous	3,104	3,353
Total Non-Interest Expense	26,244	26,457
Income before Income Taxes	15,187	14,805
Income tax expense	3,817	3,659
Net Income	$11,370	$11,146

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	September 30,
	2019	2018
Net Income per Common Share (EPS)
Basic	$0.13	$0.12
Diluted	$0.13	$0.12
Weighted Average Number of Common Shares Outstanding
Basic	84,756	95,127
Diluted	84,793	95,181

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Unaudited)

	Three Months Ended
	September 30,
	2019	2018
Net Income	$11,370	$11,146
Other Comprehensive Income, net of tax:
Net unrealized gain (loss) on securities available for sale	7,293	(653)
Amortization of net unrealized loss on securities available for sale transferred to held to maturity	421	102
Net realized loss on securities available for sale	9	-
Fair value adjustments on derivatives	(2,207)	856
Benefit plan adjustments	335	(22)
Total Other Comprehensive Income	5,851	283
Total Comprehensive Income	$17,221	$11,429

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended September 30, 2018 and September 30, 2019

(In Thousands, Unaudited)

	Common Stock		Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Income	Total
Balance - June 30, 2018	99,626	$996	$922,711	$359,096	$(32,590)	$18,535	$1,268,748

Cumulative effect of change in accounting principle for the adoption of ASU 2017-08	-	-	-	(531)	-	-	(531)
Balance - July 1, 2018, as adjusted for change in accounting principle	99,626	996	922,711	358,565	(32,590)	18,535	1,268,217
Net income	-	-	-	11,146	-	-	11,146
Other comprehensive income, net of income tax expense	-	-	-	-	-	283	283
ESOP shares committed to be released (50 shares)	-	-	202	-	486	.	688
Stock option expense	-	-	500	-	-	-	500
Share repurchases	(1,957)	(19)	(26,897)	-	-	-	(26,916)
Issuance of shares under stock benefit plans	85	1	(1)	-	-	-	-
Restricted stock plan shares earned (70 shares)	-	-	1,036	-	-	-	1,036
Cash dividends declared ($0.20 per common share)	-	-	-	(19,404)	-	-	(19,404)

Balance - September 30, 2018	97,754	$978	$897,551	$350,307	$(32,104)	$18,818	$1,235,550

	Common Stock		Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Income	Total
Balance - June 30, 2019	89,126	$891	$787,394	$366,679	$(30,644)	$2,839	$1,127,159

Net income	-	-	-	11,370	-	-	11,370
Other comprehensive income, net of income tax	-	-	-	-	-	5,851	5,851
ESOP shares committed to be released (50 shares)	-	-	173	-	486	-	659
Stock option expense	-	-	451	-	-	-	451
Share repurchases	(2,326)	(23)	(30,559)	-	-	-	(30,582)
Restricted stock plan shares earned (68 shares)	-	-	985	-	-	-	985
Cancellation of shares issued for restricted stock awards	(14)	-	(59)	-	-	-	(59)
Cash dividends declared ($0.06 per common share)	-	-	-	(5,045)	-	-	(5,045)

Balance - September 30, 2019	86,786	$868	$758,385	$373,004	$(30,158)	$8,690	$1,110,789

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Unaudited)

	Three Months Ended
	September 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$11,370	$11,146
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,126	1,017
Net accretion of premiums, discounts and loan fees and costs	(3,045)	(2,651)
Deferred income taxes and valuation allowance	1,365	1,006
Amortization of intangible assets	308	278
Amortization (accretion) of benefit plans’ unrecognized net gain	475	(47)
(Reversal of) provision for loan losses	(782)	2,100
Loss on write-down and sales of other real estate owned	-	50
Loans originated for sale	(56,826)	(12,209)
Proceeds from sale of mortgage loans held-for-sale	59,203	11,683
Gain on sale of mortgage loans held-for-sale, net	(605)	(114)
Realized loss on sale and call of investment securities available for sale	14	-
Proceeds from sale of SBA loans	-	215
Realized gain on sale of SBA loans	-	(18)
Realized loss (gain) on disposition of premises and equipment	106	(6)
Increase in cash surrender value of bank owned life insurance	(1,580)	(1,594)
ESOP, stock option plan and restricted stock plan expenses	2,095	2,224
Increase in interest receivable	(33)	(945)
(Increase) decrease in other assets	(16,714)	2,737
(Decrease) increase in interest payable	(664)	1,340
Increase (decrease) in other liabilities	15,135	(2,541)
Net Cash Provided by Operating Activities	10,948	13,671

Cash Flows from Investing Activities:
Purchases of:
Investment securities available for sale	(8,198)	-
Investment securities held to maturity	-	(38,376)
Proceeds from:
Repayments/calls/maturities of investment securities available for sale	36,674	17,609
Repayments/calls/maturities of investment securities held to maturity	-	25,057
Sales of investment securities available for sale	3,646	-
Purchase of loans	(7,567)	(21,412)
Net decrease (increase) in loans receivable	84,804	(134,896)
Purchase of cash flow hedges	(1,476)	-
Additions to premises and equipment	(977)	(2,423)
Proceeds from cash settlement of premises and equipment	-	17
Purchase of FHLB stock	-	(9,000)
Redemption of FHLB stock	451	1,576
Net Cash Provided by (Used in) Investing Activities	$107,357	$(161,848)

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands, Unaudited)

	Three Months Ended
	September 30,
	2019	2018
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	49,978	(118,143)
Repayment of term FHLB advances	(835,030)	(585,028)
Proceeds from term FHLB advances	825,000	750,000
Net (decrease) increase in other short-term borrowings	(31,271)	55,078
Net decrease in advance payments by borrowers for taxes	(785)	(7,401)
Repurchase and cancellation of common stock of Kearny Financial Corp.	(30,582)	(26,916)
Cancellation of shares repurchased on vesting to pay taxes	(59)	-
Dividends paid	(5,186)	(3,791)
Net Cash (Used in) Provided by Financing Activities	(27,935)	63,799
Net Increase (Decrease) in Cash and Cash Equivalents	90,370	(84,378)
Cash and Cash Equivalents - Beginning	38,935	128,864
Cash and Cash Equivalents - Ending	$129,305	$44,486

Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Income taxes, net of refunds	$2,429	$(241)
Interest	$23,876	$16,686

Non-cash investing and financing activities:

In conjunction with the adoption of ASU 2019-04, as detailed in Note 6 to the unaudited consolidated financial statements, the following qualifying held to maturity securities were transferred to available for sale:

Debt securities transferred from held to maturity to available for sale	$537,732	$-

In conjunction with the adoption of ASU 2016-02, as detailed in Note 6 to the unaudited consolidated financial statements, the following assets and liabilities were recognized:
Operating lease right-of-use assets	$17,243
Operating lease liabilities	$17,758	$-

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

2.     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, income, comprehensive income, changes in stockholders’ equity and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the unaudited consolidated financial statements have been included. The results of operations for the three-month period ended September 30, 2019 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

The data in the consolidated statement of financial condition for June 30, 2019 was derived from the Company’s 2019 Annual Report on Form 10-K. That data, along with the interim unaudited financial information presented in the consolidated statements of financial condition, income, comprehensive income, changes in stockholders’ equity and cash flows should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s 2019 Annual Report on Form 10-K.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended
	September 30, 2019
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)

Net income	$11,370
Basic earnings per share, income available to common stockholders	$11,370	84,756	$0.13
Effect of dilutive securities:
Stock options		37
	$11,370	84,793	$0.13

	Three Months Ended
	September 30, 2018
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)

Net income	$11,146
Basic earnings per share, income available to common stockholders	$11,146	95,127	$0.12
Effect of dilutive securities:
Stock options		54
	$11,146	95,181	$0.12

Stock options for 3,245,000 and 3,270,000 shares of common stock were not considered in computing diluted earnings per share at September 30, 2019 and September 30, 2018, respectively, because they were considered anti-dilutive.

4.     SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of September 30, 2019, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date this document was filed.

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

6.     RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The ASU requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model, referred to as the current expected credit loss (“CECL”) model. Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. An allowance will be established for loans that have been acquired in a business combination that currently do not have an allowance.  As of September 30, 2019, approximately $1.04 billion of acquired loans do not have an allowance.

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

Further, the ASU made certain targeted amendments to the existing impairment model for available-for-sale (“AFS”) debt securities. For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis.  For public business entities that are SEC filers and not smaller reporting companies, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of July 1, 2020 (i.e. modified retrospective approach).  The Company has selected a third party firm to assist in the development of a CECL program, and has selected a software model to assist in the calculation of the allowance for loan losses in preparation for the change to the expected loss model. The Company is continuing its evaluation of this ASU including the potential impact on its consolidated financial statements.  The extent of change is indeterminable at this time as it will be dependent upon portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time.  Upon adoption, any impact to the allowance for credit losses, currently allowance for loan and lease losses, will have an offsetting impact on retained earnings, and be net of tax.

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

In May 2019, the FASB issued ASU 2019-05, “Financial Instruments - Credit Losses (Topic 326); Targeted Transition Relief”.  ASU 2019-05 provides transition relief by providing entities with an alternative to irrevocably elect the fair value option for eligible financial assets measured at amortized cost upon adoption of the credit losses standard. To be eligible for the transition election, the existing financial asset must otherwise be both within the scope of the new credit losses standard and eligible for the applying the fair value option in ASC 825-10.3.  The election must be applied on an instrument-by-instrument basis and is not available for either available for sale or held to maturity debt securities. For entities that have adopted ASU 2016-13, ASU 2019-05 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted once ASU 2016-13 has been adopted. For entities that elect the fair value option, the difference between the carrying amount and the fair value of the financial asset would be recognized through a cumulative-effect adjustment to opening retained earnings net of tax, as of the date an entity adopted ASU 2016-13. Changes in fair value of that financial asset would subsequently be reported in current earnings.  The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

Adoption of New Accounting Standards

Effective July 1, 2019, the Company implemented ASU No. 2016-02, “Leases (Topic 842)” (modified by ASU 2018-01 – Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842) and ASU 2018-20 – Leases (Topic 842) Narrow – Scope Improvements for Lessors).  ASU 2016-02 requires the recognition of a right of use asset and related lease liability by lessees for leases classified as operating leases under current GAAP.  Topic 842, which replaces the current guidance under Topic 840, retains a distinction between finance leases and operating leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee also will not significantly change from current GAAP.  For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize right of use assets and lease liabilities.  The Company has made this accounting policy election. Effective with the adoption on July 1, 2019, the Company recognized a “right-of-use-asset” and a “lease liability” for its operating leases and has elected to apply practical expedients pertaining to the ASU. The Company applied the following three practical expediencies, which must be elected as a package and applied consistently to all of our leases: (i) the Company did not have to reassess whether any expired leases or existing contracts are, or contain, a lease; (ii) the Company did not have to reassess the lease classifications for any expired or existing leases.  Accordingly, Topic 840 operating leases became Topic 842 operating leases; and (iii) the Company did not have to reassess initial; direct costs for any existing leases. The Company applied a modified retrospective transition approach for the applicable leases.  ASU 2016-02 provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at the beginning of either the earliest period presented or as of the beginning of the period of adoption. The Company elected to account for lease and non-lease components separately because such amounts are readily determinable under our lease contracts rather than elect the practical expedient to account for the components as a single lease component.  The Company elected to apply ASU 2016-02 as of the beginning of the period of adoption (July 1, 2019) and will not restate comparative periods. Upon adoption of ASU 2016-02, the Company recorded a right-of-use asset of approximately $17.2 million and a lease liability of approximately $17.8 million.

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

In April 2019, the FASB issued ASU 2019-04 Codification Improvements to Topic 326, Financial Instruments Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. ASU 2019-04 amends certain aspects of accounting for credit losses, hedging activities, and financial instruments addressed by ASUs 2016-13, 2016-01, and 2017-12, respectively. Significant amendments to ASU 2016-13 relate to the measurement of accrued interest, transfers between classifications or categories for loans and debt securities and including recoveries when estimating the allowance for credit losses. For Topic 825, the codification improvements to ASU 2016-01 provide scope clarification for Subtopics 320-10, Investments-Debt and Equity Securities-Overall, and 321-10, Investments-Equity Securities-Overall, held to maturity debt securities fair value disclosures, and re-measurement of equity securities at historical exchange rates.  Significant amendments to ASU 2017-12 amends the guidance related to partial-term fair value hedges of interest rate risk, disclosure of fair value hedge basis adjustments, and scope for not-for-profit entities. ASU 2019-04 clarifies that an entity that reclassifies debt securities from the held to maturity category to available for sale as part of its transition would not (1) call in to question its held to maturity assertion for other securities held at the entity’s most recent reporting date, (2) be required to actually designate any reclassified security in a last-of-layer hedge, or (3) be restricted from selling any reclassified security.  The Company adopted ASU 2019-04 on July 1, 2019. As part of the adoption, the Company reclassified $537.7 million of investment securities held to maturity to investment securities available for sale. The Company did not reclassify investment securities from held to maturity to available for sale upon the original adoption of the amendments in ASU 2017-12. Entities electing to reclassify investment securities upon adoption of the amendments in this update are required to reflect the reclassification as of the beginning of the first annual period beginning after the issuance of ASU 2019-04 (July 1, 2019).

7.     SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains and losses and fair values of debt and mortgage-backed securities available for sale at September 30, 2019 and June 30, 2019 and stratification by contractual maturity of debt securities available for sale at September 30, 2019 are presented below as of the dates indicated.  As of July 1, 2019, the Company adopted ASU 2019-04 and reclassified $537.7 million of securities held to maturity to securities available for sale.  See Note 6, Recent Accounting Pronouncements, for further details regarding the adoption of ASU 2019-04.

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. agency securities	$680	$14	$-	$694
Obligations of state and political subdivisions	89,447	1,605	2	91,050
Asset-backed securities	180,689	911	532	181,068
Collateralized loan obligations	199,394	130	975	198,549
Corporate bonds	190,996	1,136	891	191,241
Trust preferred securities	3,967	-	192	3,775
Total debt securities	665,173	3,796	2,592	666,377

Mortgage-backed securities:
Collateralized mortgage obligations (1)	63,117	677	209	63,585
Residential pass-through securities (1)	200,399	3,135	676	202,858
Commercial pass-through securities (1)	290,848	8,022	8	298,862
Non-agency securities	9	-	-	9
Total mortgage-backed securities	554,373	11,834	893	565,314

Total securities available for sale	$1,219,546	$15,630	$3,485	$1,231,691

(1)	Government-sponsored enterprises.

	September 30, 2019
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities available for sale:
Due in one year or less	$28,024	$28,113
Due after one year through five years	119,032	118,420
Due after five years through ten years	171,822	173,997
Due after ten years	346,295	345,847
Total	$665,173	$666,377

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available for sale:
Debt securities:
U.S. agency securities	$3,642	$40	$4	$3,678
Obligations of state and political subdivisions	26,628	323	-	26,951
Asset-backed securities	178,168	1,465	320	179,313
Collateralized loan obligations	209,453	254	1,096	208,611
Corporate bonds	122,929	121	1,026	122,024
Trust preferred securities	3,967	-	211	3,756
Total debt securities	544,787	2,203	2,657	544,333

Mortgage-backed securities:
Collateralized mortgage obligations (1)	21,469	70	149	21,390
Residential pass-through securities (1)	44,611	156	464	44,303
Commercial pass-through securities (1)	101,421	2,816	-	104,237
Total mortgage-backed securities	167,501	3,042	613	169,930

Total securities available for sale	$712,288	$5,245	$3,270	$714,263

(1)	Government-sponsored enterprises.

Sales of securities available for sale were as follows for the periods presented below:

	Three Months Ended
	September 30,
	2019	2018
	(In Thousands)
Available for sale securities sold:
Proceeds from sales of securities	$3,646	$-

Gross realized gains	$12	$-
Gross realized losses	(28)	-
Net loss on sales of securities	$(16)	$-

Securities available for sale pledged for borrowings at the FHLB and other institutions, and securities pledged for public funds and other purposes, were as follows as of the dates presented below:

	September 30,	June 30,
	2019	2019
	(In Thousands)
Available for sale securities pledged:
Pledged for borrowings at the FHLB of New York	$158,679	$24,099
Pledged to secure public funds on deposit	6,898	-
Pledged for potential borrowings at the Federal Reserve Bank of New York	107,316	43,623
Pledged for collateral for depositor sweep accounts	8,265	1,322
Total available for sale securities pledged	$281,158	$69,044

8.     SECURITIES HELD TO MATURITY

The amortized cost, gross unrecognized gains and losses and fair values of debt and mortgage-backed securities held to maturity at September 30, 2019 and June 30, 2019 and stratification by contractual maturity of debt securities held to maturity at September 30, 2019 are presented below:

	September 30, 2019
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Investment securities held to maturity:
Debt securities:
Obligations of state and political subdivisions	$37,888	$802	$7	$38,683
Total debt securities	$37,888	$802	$7	$38,683

Total securities held to maturity	$37,888	$802	$7	$38,683

	September 30, 2019
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities held to maturity:
Due in one year or less	$6,155	$6,159
Due after one year through five years	19,931	20,203
Due after five years through ten years	11,802	12,321
Total	$37,888	$38,683

	June 30, 2019
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Securities held to maturity:
Debt securities:
Obligations of state and political subdivisions	$104,086	$1,787	$16	$105,857
Corporate bonds	63,086	914	-	64,000
Total debt securities	167,172	2,701	16	169,857

Mortgage-backed securities:
Collateralized mortgage obligations (1)	46,370	568	168	46,770
Residential pass-through securities (1)	166,283	1,961	518	167,726
Commercial pass-through securities (1)	196,816	3,504	6	200,314
Non-agency securities	11	-	-	11
Total mortgage-backed securities	409,480	6,033	692	414,821

Total securities held to maturity	$576,652	$8,734	$708	$584,678

(1)	Government-sponsored enterprises.

There were no sales of securities held to maturity during the three months ended September 30, 2019 and September 30, 2018.

Securities held to maturity pledged for borrowings at the FHLB and other institutions, and securities pledged for public funds and other purposes, were as follows as of the dates presented below:

	September 30,	June 30,
	2019	2019
	(In Thousands)
Held to maturity securities pledged:
Pledged for borrowings at the FHLB of New York	$-	$136,696
Pledged to secure public funds on deposit	-	7,023
Pledged for potential borrowings at the Federal Reserve Bank of New York	37,888	103,419
Pledged for collateral for depositor sweep accounts	-	12,884
Total held to maturity securities pledged	$37,888	$260,022

9.     IMPAIRMENT OF SECURITIES

The following two tables summarize the fair values, gross unrealized and unrecognized losses and the number of securities impaired within the available for sale and held to maturity portfolios at September 30, 2019 and June 30, 2019. The gross unrealized and unrecognized losses, presented by security type, represent temporary impairments of value within each portfolio as of the dates presented. Temporary impairments within the available for sale portfolio have been recognized through other comprehensive loss as reductions in stockholders’ equity on a tax-effected basis.

The tables are followed by a discussion that summarizes the Company’s rationale for recognizing impairments, where applicable, as temporary versus those identified as other-than-temporary. Such rationale is presented by investment type and generally applies consistently to both the available for sale and held to maturity portfolios, except where specifically noted.

	September 30, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale:
Obligations of state and political subdivisions	$1,337	$1	$770	$1	$5	$2,107	$2
Asset-backed securities	78,370	506	4,965	26	8	83,335	532
Collateralized loan obligations	64,013	121	116,021	854	17	180,034	975
Corporate bonds	24,929	71	72,155	820	12	97,084	891
Trust preferred securities	-	-	2,775	192	2	2,775	192
Collateralized mortgage obligations	2,621	19	14,840	190	8	17,461	209
Residential pass-through securities	29,411	157	52,334	519	34	81,745	676
Commercial pass-through securities	-	-	1,135	8	1	1,135	8

Total	$200,681	$875	$264,995	$2,610	87	$465,676	$3,485

	June 30, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale:
U.S. agency securities	$-	$-	$1,122	$4	5	$1,122	$4
Asset-backed securities	40,211	262	4,934	58	4	45,145	320
Collateralized loan obligations	44,061	75	115,914	1,021	15	159,975	1,096
Corporate bonds	47,486	509	44,462	517	11	91,948	1,026
Trust preferred securities	-	-	2,756	211	2	2,756	211
Collateralized mortgage obligations	-	-	16,369	149	4	16,369	149
Residential pass-through securities	-	-	33,519	464	6	33,519	464

Total	$131,758	$846	$219,076	$2,424	47	$350,834	$3,270

	September 30, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Number of Securities	Fair Value	Unrecognized Losses
	(Dollars in Thousands)
Securities Held to Maturity:
Obligations of state and political subdivisions	$2,975	$6	$470	$1	10	$3,445	$7

Total	$2,975	$6	$470	$1	10	$3,445	$7

	June 30, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Number of Securities	Fair Value	Unrecognized Losses
	(Dollars in Thousands)
Securities Held to Maturity:
Obligations of state and political subdivisions	$274	$1	$7,149	$15	19	$7,423	$16
Collateralized mortgage obligations	-	-	9,347	168	5	9,347	168
Residential pass-through securities	438	1	76,848	517	70	77,286	518
Commercial pass-through securities	-	-	1,852	6	2	1,852	6

Total	$712	$2	$95,196	$706	96	$95,908	$708

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

The Company has the stated ability and intent to hold until forecasted recovery those securities so designated at September 30, 2019 and does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely.  In light of the factors noted above, the Company does not consider its balance of securities with unrealized and unrecognized losses at September 30, 2019 and June 30, 2019, to be other-than-temporarily impaired as of those dates.

10.     LOANS RECEIVABLE

The following table sets forth the composition of the Company’s loan portfolio at September 30, 2019 and June 30, 2019:

	September 30,	June 30,
	2019	2019
	(In Thousands)
One- to four-family residential mortgage	$1,319,750	$1,344,044

Commercial mortgage:
Multi-family	1,922,968	1,946,391
Nonresidential	1,230,963	1,258,869
Total commercial mortgage	3,153,931	3,205,260

Construction	14,637	13,907

Commercial business	66,889	65,763

Consumer:
Home equity loans and lines of credit	93,304	96,165
Passbook or certificate	3,530	3,732
Other	1,679	2,082
Total consumer	98,513	101,979

Total loans	4,653,720	4,730,953

Unaccreted yield adjustments including net premiums and discounts on purchased and acquired loans and net deferred fees and costs on loans originated	(48,982)	(52,025)

Total loans receivable, net of yield adjustments	$4,604,738	$4,678,928

11.     LOAN QUALITY AND ALLOWANCE FOR LOAN LOSSES

Residential Mortgage Loans in Foreclosure. We may obtain physical possession of one- to four-family real estate collateralizing a residential mortgage loan via foreclosure or through an in-substance repossession.  As of September 30, 2019, we held no single-family properties that were acquired through foreclosures on residential mortgage loans.  As of that same date, we held 10 residential mortgage loans with aggregate carrying values totaling $2.1 million which were in the process of foreclosure.

As of June 30, 2019, we held no single-family properties that were acquired through foreclosures on residential mortgage loans.  As of that same date, we held 11 residential mortgage loans with aggregate carrying values totaling $2.1 million which were in the process of foreclosure.

Loan Quality. The following tables present the balance of the allowance for loan losses at September 30, 2019 and June 30, 2019 based upon the calculation methodology as described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019. The tables identify the valuation allowances attributable to specifically identified impairments on individually evaluated loans, including those acquired with deteriorated credit quality, as well as valuation allowances for impairments on loans evaluated collectively. The tables include the underlying balance of loans receivable applicable to each category as of those dates as well as the activity in the allowance for loan losses for the three months ended September 30, 2019 and September 30, 2018. Unless otherwise noted, the balance of loans reported in the tables below excludes yield adjustments and the allowance for loan loss.

Allowance for Loan Losses
At September 30, 2019

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of allowance for loan losses:
Loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Loans individually evaluated for impairment	34	-	-	-	8	-	-	42
Loans collectively evaluated for impairment	3,273	16,702	9,371	140	2,285	478	141	32,390

Total allowance for loan losses	$3,307	$16,702	$9,371	$140	$2,293	$478	$141	$32,432

Balance of Loans Receivable
At September 30, 2019

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of loans receivable:

Loans acquired with deteriorated credit quality	$82	$-	$-	$-	$235	$-	$-	$317
Loans individually evaluated for impairment	11,119	3,061	8,750	-	3,083	1,476	-	27,489
Loans collectively evaluated for impairment	1,308,549	1,919,907	1,222,213	14,637	63,571	91,828	5,209	4,625,914

Total loans	$1,319,750	$1,922,968	$1,230,963	$14,637	$66,889	$93,304	$5,209	$4,653,720
Unaccreted yield adjustments								(48,982)
Loans receivable, net of yield adjustments								$4,604,738

Allowance for Loan Losses
At June 30, 2019

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of allowance for loan losses:

Loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Loans individually evaluated for impairment	31	-	-	-	-	-	-	31
Loans collectively evaluated for impairment	3,346	16,959	9,672	136	2,467	491	172	33,243

Total allowance for loan losses	$3,377	$16,959	$9,672	$136	$2,467	$491	$172	$33,274

Balance of Loans Receivable
At June 30, 2019

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of loans receivable:

Loans acquired with deteriorated credit quality	$84	$-	$-	$-	$242	$-	$-	326
Loans individually evaluated for impairment	12,545	70	8,900	-	1,213	1,531	-	24,259
Loans collectively evaluated for impairment	1,331,415	1,946,321	1,249,969	13,907	64,308	94,634	5,814	4,706,368

Total loans	$1,344,044	$1,946,391	$1,258,869	$13,907	$65,763	$96,165	$5,814	$4,730,953
Unaccreted yield adjustments								(52,025)
Loans receivable, net of yield adjustments								$4,678,928

Allowance for Loan Losses
Three Months Ended September 30, 2019

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the three months ended September 30, 2019:

At June 30, 2019:	$3,377	$16,959	$9,672	$136	$2,467	$491	$172	$33,274

Total charge offs	-	-	-	-	-	-	(64)	(64)
Total recoveries	-	-	-	-	-	-	4	4
Total provisions	(70)	(257)	(301)	4	(174)	(13)	29	(782)

Total allowance for loan losses	$3,307	$16,702	$9,371	$140	$2,293	$478	$141	$32,432

Allowance for Loan Losses
Three Months Ended September 30, 2018

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the three months ended September 30, 2018:

At June 30, 2018:	$2,479	$14,946	$9,787	$258	$2,552	$430	$413	$30,865

Total charge offs	(82)	-	(54)	-	(19)	-	(107)	(262)
Total recoveries	-	-	1	-	-	-	27	28
Total provisions	197	1,371	211	35	270	4	12	2,100

Total allowance for loan losses	$2,594	$16,317	$9,945	$293	$2,803	$434	$345	$32,731

The following tables present key indicators of credit quality regarding the Company’s loan portfolio based upon loan classification and contractual payment status at September 30, 2019 and June 30, 2019 based upon the methodology for identifying and reporting such loans as described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Credit-Rating Classification of Loans Receivable
At September 30, 2019

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Non-classified	$1,305,660	$1,918,799	$1,221,692	$14,637	$60,105	$91,649	$5,174	$4,617,716
Classified:
Special Mention	509	1,108	-	-	2,896	166	16	4,695
Substandard	13,581	3,061	9,271	-	3,888	1,489	17	31,307
Doubtful	-	-	-	-	-	-	2	2
Loss	-	-	-	-	-	-	-	-
Total classified loans	14,090	4,169	9,271	-	6,784	1,655	35	36,004

Total loans	$1,319,750	$1,922,968	$1,230,963	$14,637	$66,889	$93,304	$5,209	$4,653,720

Credit-Rating Classification of Loans Receivable
At June 30, 2019

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Non-classified	$1,328,811	$1,945,205	$1,249,438	$13,907	$59,768	$94,544	$5,776	$4,697,449
Classified:
Special Mention	629	1,116	-	-	3,894	28	14	5,681
Substandard	14,604	70	9,431	-	2,101	1,593	23	27,822
Doubtful	-	-	-	-	-	-	1	1
Loss	-	-	-	-	-	-	-	-
Total classified loans	15,233	1,186	9,431	-	5,995	1,621	38	33,504

Total loans	$1,344,044	$1,946,391	$1,258,869	$13,907	$65,763	$96,165	$5,814	$4,730,953

Contractual Payment Status of Loans Receivable
At September 30, 2019

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Current	$1,313,195	$1,919,907	$1,214,524	$14,501	$66,749	$93,121	$5,160	$4,627,157
Past due:
30-59 days	2,721	3,061	14,462	-	49	-	19	20,312
60-89 days	470	-	-	136	68	-	15	689
90 days and over	3,364	-	1,977	-	23	183	15	5,562
Total past due	6,555	3,061	16,439	136	140	183	49	26,563

Total loans	$1,319,750	$1,922,968	$1,230,963	$14,637	$66,889	$93,304	$5,209	$4,653,720

Contractual Payment Status of Loans Receivable
At June 30, 2019

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Current	$1,338,347	$1,946,391	$1,256,892	$13,907	$65,668	$95,793	$5,754	$4,722,752
Past due:
30-59 days	1,680	-	-	-	95	197	25	1,997
60-89 days	473	-	-	-	-	36	13	522
90 days and over	3,544	-	1,977	-	-	139	22	5,682
Total past due	5,697	-	1,977	-	95	372	60	8,201

Total loans	$1,344,044	$1,946,391	$1,258,869	$13,907	$65,763	$96,165	$5,814	$4,730,953

The following tables present information relating to the Company’s nonperforming and impaired loans at September 30, 2019 and June 30, 2019 based upon the methodology for identifying and reporting such loans as described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019. Loans reported as 90 days and over past due accruing in the table immediately below are also reported in the preceding contractual payment status table under the heading 90 days and over past due.

Performance Status of Loans Receivable
At September 30, 2019

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Performing	$1,311,214	$1,919,907	$1,222,213	$14,637	$66,327	$92,447	$5,194	$4,631,939
Nonperforming:
90 days and over past due accruing	-	-	-	-	-	-	15	15
Nonaccrual	8,536	3,061	8,750	-	562	857	-	21,766
Total nonperforming	8,536	3,061	8,750	-	562	857	15	21,781

Total loans	$1,319,750	$1,922,968	$1,230,963	$14,637	$66,889	$93,304	$5,209	$4,653,720

Performance Status of Loans Receivable
At June 30, 2019

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Performing	$1,334,101	$1,946,321	$1,249,969	$13,907	$65,294	$95,299	$5,792	$4,710,683
Nonperforming:
90 days and over past due accruing	-	-	-	-	-	-	22	22
Nonaccrual	9,943	70	8,900	-	469	866	-	20,248
Total nonperforming	9,943	70	8,900	-	469	866	22	20,270

Total loans	$1,344,044	$1,946,391	$1,258,869	$13,907	$65,763	$96,165	$5,814	$4,730,953

Impairment Status of Loans Receivable
At September 30, 2019

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Carrying value of impaired loans:

Non-impaired loans	$1,308,549	$1,919,907	$1,222,213	$14,637	$63,571	$91,828	$5,209	$4,625,914
Impaired loans:
Impaired loans with no allowance for impairment	10,382	3,061	8,750	-	3,297	1,476	-	26,966
Impaired loans with allowance for impairment:		-
Recorded investment	819	-	-	-	21	-	-	840
Allowance for impairment	(34)	-	-	-	(8)	-	-	(42)
Balance of impaired loans net of allowance for impairment	785	-	-	-	13	-	-	798
Total impaired loans, excluding allowance for impairment:	11,201	3,061	8,750	-	3,318	1,476	-	27,806

Total loans	$1,319,750	$1,922,968	$1,230,963	$14,637	$66,889	$93,304	$5,209	$4,653,720

Unpaid principal balance of impaired loans:
Total impaired loans	$13,565	$3,544	$10,146	$73	$6,270	$1,846	$-	$35,444

Impairment Status of Loans Receivable
At June 30, 2019

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Carrying value of impaired loans:

Non-impaired loans	$1,331,415	$1,946,321	$1,249,969	$13,907	$64,308	$94,634	$5,814	$4,706,368
Impaired loans:
Impaired loans with no allowance for impairment	12,266	70	8,900	-	1,455	1,531	-	24,222
Impaired loans with allowance for impairment:
Recorded investment	363	-	-	-	-	-	-	363
Allowance for impairment	(31)	-	-	-	-	-	-	(31)
Balance of impaired loans net of allowance for impairment	332	-	-	-	-	-	-	332
Total impaired loans, excluding allowance for impairment:	12,629	70	8,900	-	1,455	1,531	-	24,585

Total loans	$1,344,044	$1,946,391	$1,258,869	$13,907	$65,763	$96,165	$5,814	$4,730,953

Unpaid principal balance of impaired loans:
Total impaired loans	$14,985	$779	$10,200	$73	$3,987	$1,924	$-	$31,948

Impairment Status of Loans Receivable
Three Months Ended September 30, 2019 and 2018

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
For the three months ended September 30, 2019:
Average balance of impaired loans	$11,770	$800	$8,823	$-	$1,951	$1,549	$-	$24,893
Interest earned on impaired loans	$35	$28	$-	$-	$51	$8	$-	$122

For the three months ended September 30, 2018:
Average balance of impaired loans	$12,224	$108	$7,234	$-	$2,364	$1,578	$-	$23,508
Interest earned on impaired loans	$32	$-	$-	$-	$3	$9	$-	$44

The following table presents information regarding the restructuring of the Company’s troubled debts during the three months ended September 30, 2019 and September 30, 2018, and any defaults during those periods of troubled debt restructurings (“TDRs”) that were restructured within 12 months of the date of default.

Troubled Debt Restructurings of Loans Receivable
Three Months Ended September 30, 2019

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(Dollars in Thousands)
Troubled debt restructuring activity for the three months ended September 30, 2019:

Number of loans	2	-	-	-	3	1	-	6
Pre-modification outstanding recorded investment	$1,002	$-	$-	$-	$1,775	$82	$-	$2,859
Post-modification outstanding recorded investment	938	-	-	-	1,829	81	-	2,848
Reserves included in and charge offs against the allowance for loan loss recognized at modification	-	-	-	-	8	-	-	8
	-
Troubled debt restructuring defaults for the three months ended September 30, 2019:

Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

Troubled Debt Restructurings of Loans Receivable
Three Months Ended September 30, 2018

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(Dollars in Thousands)
Troubled debt restructuring activity for the three months ended September 30, 2018:

Number of loans	1	-	1	-	5	-	-	7
Pre-modification outstanding recorded investment	$271	$-	$2,957	$-	$1,450	$-	$-	$4,678
Post-modification outstanding recorded investment	270	-	2,955	-	1,451	-	-	4,676
Reserves included in and charge offs against the allowance for loan loss recognized at modification	-	-	2	-	-	-	-	2

Troubled debt restructuring defaults for the three months ended September 30, 2018:

Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

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

12.     LEASES

The Company adopted ASU 2016-02, “Leases (Topic 842)” and all subsequent ASUs that modified Topic 842 on July 1, 2019. Topic 842 requires lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. At September 30, 2019, operating lease right-of-use assets of $16.4 million and operating lease liabilities of $16.9 million were included in other assets and other liabilities, respectively, on our Consolidated Statements of Financial Condition. The calculated amount of the right-of-use asset and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of the minimum lease payments. The discount rate used in determining the lease liability for each individual lease was the Company’s incremental borrowing rate at the time of adoption of ASU 2016-02, on a collateralized basis, over a similar term.

For the three months ended September 30, 2019, the weighted average remaining lease term for operating leases was 8.71 years and the weighted average discount rate used in the measurement of operating lease liabilities was 2.58%.

The Company has elected to account for lease and non-lease components separately since such amounts are readily determinable under the Company’s lease contracts.  Total operating lease costs were $1.1 million for the three months ended September 30, 2019.  Net rent expense for the three months ended September 30, 2018, prior to the adoption of ASU 2016-02 was $757,000.

There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the three months ended September 30, 2019.  At September 30, 2019, the Company had no leases that had not yet commenced.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability at September 30, 2019 is as follows:

September 30,
2019
(In Thousands)
Less than one year	$2,327
After one year but within two years	2,864
After two years but within three years	2,575
After three years but within four years	2,132
After four years but within five years	1,513
Greater than five years	7,786
Total undiscounted cash flows	19,197
Less: discount on cash flows	(2,261)
Total lease liability	$16,936

13.     DEPOSITS

Deposits are summarized as follows:

	September 30,	June 30,
	2019	2019
	(In Thousands)
Non-interest-bearing demand	$322,846	$309,063
Interest-bearing demand	931,188	843,432
Savings and club	800,514	790,658
Certificates of deposits	2,142,702	2,204,457
Total deposits	$4,197,250	$4,147,610

14.     BORROWINGS

Fixed rate advances from the FHLB of New York mature as follows:

	September 30, 2019		June 30, 2019
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars in Thousands)
By remaining period to maturity:
Less than one year	$875,300	2.22%	$873,400	2.49%
One to two years	67,117	1.89	64,046	1.87
Two to three years	47,700	2.63	62,700	2.46
Three to four years	155,000	3.00	155,000	3.00
Four to five years	22,500	2.63	22,500	2.63
Greater than five years	110,000	2.69	110,000	2.69
Total advances	1,277,617	2.36%	1,287,646	2.54%
Unamortized fair value adjustments	(3,999)		(4,435)
Total advances, net of fair value adjustments	$1,273,618		$1,283,211

At September 30, 2019, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $3.01 billion and $158.7 million, respectively. At June 30, 2019, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $3.04 billion and $160.8 million, respectively.

Borrowings at September 30, 2019 and June 30, 2019 also included overnight borrowings in the form of depositor sweep accounts totaling $7.5 million and $8.8 million, respectively. Borrowings at June 30, 2019 also included other overnight borrowings totaling $30.0 million, while there were no such borrowings at September 30, 2019.

15.     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Fair Values of Derivative Instruments on the Statement of Financial Condition

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Statement of Financial Condition as of September 30, 2019 and June 30, 2019:

	September 30, 2019
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$1,012	Other liabilities	$369
Interest rate caps	Other assets	1,418	Other liabilities	-
Total		$2,430		$369

	June 30, 2019
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$3,856	Other liabilities	$140
Total		$3,856		$140

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using derivatives are primarily to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps and caps as part of its interest rate risk management strategy.  These interest rate products are designated as cash flow hedges.  As of September 30, 2019, the Company had a total of 15 interest rate swaps and caps with a total notional amount of $1.0 billion hedging rolling three-month fixed-rate borrowings.

For derivatives designated as cash flow hedges, the gain or loss on the derivative is recorded in other comprehensive income, net of tax, and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate wholesale funding positions.  During the three months ended September 30, 2019, the Company had $1.4 million of reclassifications to interest expense.  During the next twelve months, the Company estimates that $1.2 million will be reclassified as a reduction in interest expense.

The tables below present the pre-tax effects of the Company’s derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019
	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	(In Thousands)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(1,702)	Interest expense	$1,371
Interest rate caps	(57)	Interest expense	-
Total	$(1,759)		$1,371

	Three Months Ended September 30, 2018
	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	(In Thousands)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$3,079	Interest expense	$1,236
Total	$3,079		$1,236

Offsetting Derivatives

The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives in the Consolidated Statements of Financial Condition as of September 30, 2019 and June 30, 2019, respectively. The net amounts presented for derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Statements of Financial Condition.

	September 30, 2019
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount
	(In Thousands)
Assets:
Interest rate swaps	$2,716	$(1,704)	$1,012	$-	$-	$1,012
Interest rate caps	1,418	-	1,418	-	-	1,418
Total	$4,134	$(1,704)	$2,430	$-	$-	$2,430

				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount
	(In Thousands)
Liabilities:
Interest rate swaps	$2,073	$(1,704)	$369	$-	$(150)	$219
Total	$2,073	$(1,704)	$369	$-	$(150)	$219

	June 30, 2019
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount
	(In Thousands)
Assets:
Interest rate swaps	$5,334	$(1,478)	$3,856	$-	$-	$3,856
Total	$5,334	$(1,478)	$3,856	$-	$-	$3,856

				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount
	(In Thousands)
Liabilities:
Interest rate swaps	$1,618	$(1,478)	$140	$-	$-	$140
Total	$1,618	$(1,478)	$140	$-	$-	$140

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

As required under the enforceable master netting arrangement with its derivatives counterparties, at September 30, 2019, the Company posted financial collateral of $150,000 that was not included as offsetting amount.

In addition to the derivative instruments noted above, the Company’s pipeline of loans held for sale at September 30, 2019 and June 30, 2019, included $65.9 million and $46.2 million, respectively, of in process loans whose terms included interest rate locks to borrowers, which are considered free-standing derivative instruments whose fair values are not material to our financial condition or results of operations.

16.     BENEFIT PLANS

Components of Net Periodic Expense

The following table sets forth the aggregate net periodic benefit expense for the Bank’s Benefit Equalization Plan, Postretirement Welfare Plan, Directors’ Consultation and Retirement Plan and Atlas Bank Retirement Income Plan:

	Three Months Ended		Affected Line Item in the Consolidated
	September 30,		Statements of Income
	2019	2018
	(In Thousands)
Service cost	$20	$14	Salaries and employee benefits
Interest cost	81	94	Miscellaneous non-interest expense
Amortization of unrecognized loss	5	11	Miscellaneous non-interest expense
Expected return on assets	(28)	(28)	Miscellaneous non-interest expense
Net periodic benefit cost	$78	$91

17.     INCOME TAXES

The following table presents a reconciliation between the reported income taxes for the periods presented and the income taxes which would be computed by applying the federal income tax rate of 21% to income for the three months ended September 30, 2019 and September 30, 2018.

	Three Months Ended
	September 30,
	2019	2018
	(Dollars in Thousands)
Income before income taxes	$15,187	$14,805
Statutory federal tax rate	21%	21%
Federal income tax expense at statutory rate	$3,189	$3,109
(Reduction) increases in income taxes resulting from:
Tax exempt interest	(144)	(149)
State tax, net of federal tax effect	1,241	1,205
Incentive stock option compensation expense	17	28
Income from bank-owned life insurance	(333)	(289)
Other items, net	(153)	652
Impact of deferred tax rate adjustment	-	(897)
Total income tax expense	$3,817	$3,659
Effective income tax rate	25.13%	24.71%

The tax effects of existing temporary differences that give rise to deferred income tax assets and liabilities are as follows:

	September 30,	June 30,
	2019	2019
	(Unaudited)
	(In Thousands)
Deferred income tax assets:
Purchase accounting	$14,243	$15,137
Accumulated other comprehensive income:
Defined benefit plans	179	319
Unrealized loss on securities available for sale transferred to held to maturity	-	175
Allowance for loan losses	9,617	9,831
Benefit plans	2,319	2,280
Compensation	413	1,246
Stock-based compensation	2,230	1,973
Uncollected interest	1,186	1,070
Depreciation	427	-
Charitable contribution carryover	-	186
Net operating loss carryover	690	919
Capital loss carryforward	832	814
Other items	563	587
	32,699	34,537
Valuation allowance	(1,263)	(1,258)
	31,436	33,279
Deferred income tax liabilities:
Deferred loan fees and costs	1,446	1,584
Accumulated other comprehensive income:
Derivatives	171	1,094
Unrealized gain on securities available for sale	3,441	573
Goodwill	4,625	4,608
Other items	11	53
	9,694	7,912
Net deferred income tax asset	$21,742	$25,367

18.     FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Assets Measured on a Recurring Basis:

The following methods and significant assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at September 30, 2019 and June 30, 2019:

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

The Company held one trust preferred security whose fair value of $1.0 million at September 30, 2019 was determined using Level 3 inputs.  For the periods ended September 30, 2019 and June 30, 2019, management has been unable to obtain a market quote for this security.  Consequently, the security’s fair value as reported at September 30, 2019 and June 30, 2019, is based upon the present value of expected future cash flows assuming the security continues to meet all of its payment obligations and utilizing a discount rate based upon the security’s contractual interest rate.

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

Those assets measured at fair value on a recurring basis are summarized below:

	September 30, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Debt securities available for sale:
U.S. agency securities	$-	$694	$-	$694
Obligations of state and political subdivisions	-	91,050	-	91,050
Asset-backed securities	-	181,068	-	181,068
Collateralized loan obligations	-	198,549	-	198,549
Corporate bonds	-	191,241	-	191,241
Trust preferred securities	-	2,775	1,000	3,775
Total debt securities	-	665,377	1,000	666,377

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	-	63,594	-	63,594
Residential pass-through securities	-	202,858	-	202,858
Commercial pass-through securities	-	298,862	-	298,862
Total mortgage-backed securities	-	565,314	-	565,314
Total securities available for sale	$-	$1,230,691	$1,000	$1,231,691
Interest rate swaps and caps	-	2,430	-	2,430

Total assets	$-	$1,233,121	$1,000	$1,234,121

Liabilities:
Interest rate swaps	$-	$369	$-	$369
Total liabilities	$-	$369	$-	$369

	June 30, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Debt securities available for sale:
U.S. agency securities	$-	$3,678	$-	$3,678
Obligations of state and political subdivisions	-	26,951	-	26,951
Asset-backed securities	-	179,313	-	179,313
Collateralized loan obligations	-	208,611	-	208,611
Corporate bonds	-	122,024	-	122,024
Trust preferred securities	-	2,756	1,000	3,756
Total debt securities	-	543,333	1,000	544,333

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	-	21,390	-	21,390
Residential pass-through securities	-	44,303	-	44,303
Commercial pass-through securities	-	104,237	-	104,237
Total mortgage-backed securities	-	169,930	-	169,930
Total securities available for sale	-	713,263	1,000	714,263
Interest rate swaps	-	3,856	-	3,856

Total assets	$-	$717,119	$1,000	$718,119

Liabilities:
Interest rate swaps	$-	$140	$-	$140
Total liabilities	$-	$140	$-	$140

In addition to the financial instruments noted above, at September 30, 2019 and June 30, 2019, the Company’s pipeline of loans held for sale included $65.9 million and $46.2 million, respectively, of in process loans whose terms included interest rate locks to borrowers which are considered free-standing derivative instruments whose fair values are not material to our financial condition or results of operations.  Given the short-term nature of the commitments and their immateriality to the statements of condition and operations, the Company assumes no change in the fair value of these derivative instruments during their outstanding period.

Assets Measured on a Non-Recurring Basis:

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a non-recurring basis at September 30, 2019 and June 30, 2019:

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

Those assets measured at fair value on a non-recurring basis are summarized below:

	September 30, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Impaired loans:
Residential mortgage	$-	$-	$3,157	$3,157
Non-residential mortgage	-	-	791	791
Commercial business	-	-	27	27
Total	$-	$-	$3,975	$3,975

	June 30, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Impaired loans:
Residential mortgage	$-	$-	$3,071	$3,071
Non-residential mortgage	-	-	791	791
Commercial business	-	-	16	16
Total	$-	$-	$3,878	$3,878

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value:

	September 30, 2019
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(In Thousands)
Impaired loans:
Residential mortgage	$3,157	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	6% - 8%	7.29%
Non-residential mortgage	791	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	10% - 11%	10.52%
Commercial business	27	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	8% - 9%	8.91%
Total	$3,975

	June 30, 2019
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(In Thousands)
Impaired loans:
Residential mortgage	$3,071	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	6% - 8%	7.03%
Non-residential mortgage	791	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	10% - 11%	10.08%
Commercial business	16	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	9% - 10%	9.36%
Total	$3,878

(1)	The fair value of impaired loans is generally determined based on an independent appraisal of the fair value of a loan’s underlying collateral.
(2)

The fair value basis of impaired loans is adjusted to reflect management’s estimates of selling costs including, but not necessarily limited to, real estate brokerage commissions and title transfer fees.

At September 30, 2019, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $4.0 million and valuation allowances of $42,000 reflecting fair values of $4.0 million. By comparison, at June 30, 2019, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $3.9 million and valuation allowances of $31,000 reflecting fair values of $3.9 million.

Once a loan is foreclosed, the fair value of the other real estate owned continues to be evaluated based upon the fair value of the repossessed real estate originally securing the loan.  At September 30, 2019 and June 30, 2019, the Company held no other real estate owned whose carrying value was written down utilizing Level 3 inputs.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2019 and June 30, 2019:

	September 30, 2019
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$129,305	$129,305	$129,305	$-	$-
Investment securities available for sale	1,231,691	1,231,691	-	1,230,691	1,000
Investment securities held to maturity	37,888	38,683	-	38,683	-
Loans held-for-sale	10,495	10,700	-	10,700	-
Net loans receivable	4,572,306	4,533,681	-	-	4,533,681
FHLB Stock	63,739	-	-	-	-
Interest receivable	19,393	19,393	23	5,357	14,013
Interest rate swaps and caps	2,430	2,430	-	2,430	-

Financial liabilities:
Deposits	4,197,250	4,205,384	2,054,548	-	2,150,836
Borrowings	1,281,118	1,296,639	-	-	1,296,639
Interest payable on deposits	2,720	2,720	366	-	2,354
Interest payable on borrowings	3,621	3,621	-	-	3,621
Interest rate swaps	369	369	-	369	-

	June 30, 2019
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$38,935	$38,935	$38,935	$-	$-
Investment securities available for sale	714,263	714,263	-	713,263	1,000
Investment securities held to maturity	576,652	584,678	-	584,678	-
Loans held-for-sale	12,267	12,501	-	12,501	-
Net loans receivable	4,645,654	4,630,853	-	-	4,630,853
FHLB Stock	64,190	-	-	-	-
Interest receivable	19,360	19,360	11	5,278	14,071
Interest rate swaps	3,856	3,856		3,856

Financial liabilities:
Deposits	4,147,610	4,152,558	1,943,154	-	2,209,404
Borrowings	1,321,982	1,337,560	-	-	1,337,560
Interest payable on deposits	3,106	3,106	367	-	2,739
Interest payable on borrowings	3,899	3,899	-	-	3,899
Interest rate swaps	140	140	-	140	-

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

19.     COMPREHENSIVE INCOME

The components of accumulated other comprehensive income included in stockholders’ equity at September 30, 2019 and June 30, 2019 are as follows:

	September 30,	June 30,
	2019	2019
	(In Thousands)
Net unrealized gain on securities available for sale	$12,145	$1,975
Tax effect	(3,441)	(573)
Net of tax amount	8,704	1,402

Net unrealized loss on securities available for sale transferred to held to maturity	-	(596)
Tax effect	-	175
Net of tax amount	-	(421)

Fair value adjustments on derivatives	586	3,716
Tax effect	(171)	(1,094)
Net of tax amount	415	2,622

Benefit plan adjustments	(608)	(1,083)
Tax effect	179	319
Net of tax amount	(429)	(764)

Total accumulated other comprehensive income	$8,690	$2,839

Other comprehensive income and related tax effects for the three months ended September 30, 2019 and September 30, 2018 are presented in the following table:

	Three Months Ended
	September 30,
	2019	2018
	(In Thousands)
Net unrealized holding gain (loss) on securities available for sale	$10,157	$(1,027)

Amortization of net unrealized holding loss on securities available for sale transferred to held to maturity (1)	596	127

Realized loss on securities available for sale	13	-

Fair value adjustments on derivatives	(3,130)	1,843

Benefit plans:
Amortization of actuarial loss	5	11
Net actuarial loss (2)	470	(59)
Net change in benefit plan accrued expense	475	(48)

Other comprehensive income before taxes	8,111	895
Tax effect (3)	(2,260)	(612)
Total other comprehensive income	$5,851	$283

(1)	Represents amounts reclassified out of accumulated other comprehensive income and included in interest income on taxable securities.
(2)	Represents amounts reclassified out of accumulated other comprehensive income and included in the computation of net periodic pension expense. See Note 16 – Benefit Plans for additional information.
(3)

The amounts included in income taxes for items reclassified out of accumulated other comprehensive income totaled $144 for the three months ended September 30, 2019 and $(26) for the three months ended September 30, 2018.

20.     REVENUE RECOGNITION

Effective July 1, 2018, the Company adopted ASU 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, "ASC 606”), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as OREO. The majority of the Company’s revenues come from interest income and other sources, including loans, leases, securities, and derivatives that are outside the scope of ASC 606. The Company’s services that fall within the scope of ASC 606 are presented within non-interest income and are recognized as revenue as the Company satisfies its obligation to the customer. Services within the scope of ASC 606 include deposit service charges on deposits, interchange income, and the sale of OREO.

The Company, using a modified retrospective transition approach, determined that there was no cumulative effect adjustment to retained earnings as a result of adopting the new standard, nor did the standard have a material impact on our consolidated financial statements including the timing or amounts of revenue recognized.

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within non-interest income. The following table presents the Company’s sources of non-interest income for the three months ended September 30, 2019 and 2018.  Sources of revenue outside the scope of ASC 606 are noted as such.

	Three Months Ended
	September 30,
	2019	2018
	(In Thousands)
Non-interest income:
Deposit-related fees and charges	$476	$375
Loan-related fees and charges (1)	992	798
Loss on sale and call of securities (1)	(14)	-
Gain on sale of loans (1)	605	132
(Loss) on sale and write down of other real estate owned	-	(50)
Income from bank owned life insurance (1)	1,580	1,594
Electronic banking fees and charges (interchange income)	318	250
Miscellaneous (1)	5	83
Total non-interest income	$3,962	$3,182

(1)	Not within the scope of ASC 606.

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

Comparison of Financial Condition at September 30, 2019 and June 30, 2019

Executive Summary. Total assets increased by $6.2 million to $6.64 billion at September 30, 2019 from $6.63 billion at June 30, 2019.  The net increase in total assets primarily reflected increases in cash and cash equivalents and other assets that were partially offset by decreases in the balances of net loans receivable and investment securities.  The net increase in total assets was largely funded by increases in deposits and other liabilities that was partially offset by decreases in borrowings and stockholders’ equity.

Cash and Cash Equivalents. Cash and cash equivalents, which consist primarily of interest-earning and non-interest-earning deposits in other banks, increased by $90.4 million to $129.3 million at September 30, 2019 from $38.9 million at June 30, 2019.  The increase in the balance of cash and cash equivalents at September 30, 2019 largely reflected the effects of a temporary accumulation of short-term liquid assets arising from operating fluctuations in our short-term liquidity.

Investment Securities Available for Sale. Investment securities classified as available for sale increased by $517.4 million to $1.23 billion at September 30, 2019 from $714.3 million at June 30, 2019.  The net increase in the portfolio largely reflected the adoption of ASU 2019-04 on July 1, 2019, upon which the Company reclassified $537.7 million of investment securities from held to maturity to available for sale. In addition, the net increase in the portfolio reflected security purchases totaling $8.2 million during the three months ended September 30, 2019 and a $10.2 million increase in the fair value of the portfolio to a net unrealized gain of $12.2 million at September 30, 2019 from a net unrealized gain of $2.0 million at June 30, 2019.  The net increase in the portfolio was partially offset by security sales totaling $3.7 million and $35.0 million in cash repayment of principal, net of premium amortization and discount accretion.

Based on its evaluation, management has concluded that no other-than-temporary impairment was present within the available for sale segment of the investment portfolio as of September 30, 2019 or June 30, 2019.  Additional information regarding securities available for sale as of those dates is presented in Note 7 and Note 9 to the unaudited consolidated financial statements.

Investment Securities Held to Maturity. Investment securities classified as held to maturity decreased by $538.8 million to $37.9 million at September 30, 2019 from $576.7 million at June 30, 2019.  The decrease in held to maturity securities largely reflected the adoption of ASU 2019-04, as noted above. The decrease in the portfolio also reflected cash repayment of principal, net of discount accretion and premium amortization, totaling $1.1 million for the three months ended September 30, 2019.

Based on its evaluation, management has concluded that no other-than-temporary impairment was present within the held to maturity segment of the investment portfolio as of September 30, 2019.  Additional information regarding securities held to maturity as of those dates is presented in Note 8 and Note 9 to the unaudited consolidated financial statements.

Loans Held-for-Sale. Our residential lending team continues to support strategies focused on the origination of residential mortgage loans designated for sale into the secondary market, which has enabled us to augment our sources of non-interest income through the recognition of loan sale gains.  During the three months ended September 30, 2019, we sold $58.6 million of residential mortgage loans resulting in net sale gains totaling $605,000.  Loans held for sale totaled $10.5 million at September 30, 2019 compared to $12.3 at June 30, 2019 and are reported separately from the balance of net loans receivable as of those dates.

Loans Receivable.  Loans receivable, net of unamortized premiums, deferred costs and the allowance for loan losses, decreased by $73.3 million to $4.57 billion at September 30, 2019 from $4.65 billion at June 30, 2019.  The decrease in net loans receivable was primarily attributable to loan repayment and prepayment activity outpacing new loan origination and purchase volume during the three months ended September 30, 2019.

Residential mortgage loans held in portfolio, including home equity loans and lines of credit, decreased by $27.2 million to $1.41 billion at September 30, 2019 from $1.44 billion at June 30, 2019. The decrease reflected a decrease in the balance of one- to four-family first mortgage loans of $24.3 million to $1.32 billion at September 30, 2019 from $1.34 billion at June 30, 2019 and a decrease of $2.9 million in the balance of home equity loans and lines of credit to $93.3 million at September 30, 2019 from $96.2 million at June 30, 2019.

Residential mortgage loan origination volume for the three months ended September 30, 2019, excluding loans held-for-sale, totaled $37.1 million, comprising $32.6 million of one- to four-family first mortgage loan originations and $4.5 million of home equity loan and line of credit originations.  Residential mortgage loan originations for the period were augmented with the purchase of one- to four-family first mortgage loans totaling $1.2 million.

Commercial loans, including multi-family and nonresidential commercial mortgage loans, commercial business loans and construction loans, decreased by $49.5 million to $3.24 billion at September 30, 2019 from $3.28 billion at June 30, 2019. The components of the aggregate decrease included a decrease in commercial mortgage loans totaling $51.3 million partially offset by an increase in the outstanding balance of commercial business loans and construction loans totaling $1.1 million and $730,000, respectively. The increase in the balance of commercial business loans and construction loans was primarily attributable to new loan origination and purchase volume outpacing loan repayments.  The outstanding balance, as of September 30, 2019, of commercial mortgage loans, commercial business loans and construction loans, totaled $3.15 billion, $66.9 million and $14.6 million, respectively.

Commercial loan origination volume for the three months ended September 30, 2019 totaled $36.6 million, which comprised $25.2 million of commercial mortgage loan originations augmented by $10.7 million of commercial business loan originations and construction loan disbursements totaling $732,000 during the period.  Commercial loan originations were augmented with the funding of purchased loans totaling $6.3 million during the three months ended September 30, 2019.

Additional information about the Company’s loans at September 30, 2019 is presented in Note 10 to the unaudited consolidated financial statements.

Nonperforming Loans.  Nonperforming loans increased by $1.5 million to $21.8 million, or 0.47% of total loans at September 30, 2019, from $20.3 million, or 0.43% of total loans at June 30, 2019.  Nonperforming loans generally include those loans reported as 90 days and over past due while still accruing and loans reported as nonaccrual with such balances totaling $15,000 and $21.8 million, respectively, at September 30, 2019.

Additional information about the Company’s nonperforming loans at September 30, 2019 is presented in Note 11 to the unaudited consolidated financial statements.

Allowance for Loan Losses. During the three months ended September 30, 2019, the balance of the allowance for loan losses (“ALLL”) decreased by $842,000 to $32.4 million at September 30, 2019 from $33.3 million, at June 30, 2019, resulting in an ALLL to total loans ratio of 0.70% for both comparative periods. The decrease resulted from a loan loss provision reversal of $782,000 during the three months ended September 30, 2019 coupled with charge-offs, net of recoveries, totaling $60,000 during that same period.

The portion of the allowance for loan losses attributable to loans individually evaluated for impairment increased by $11,000 to $42,000 at September 30, 2019 from $31,000 at June 30, 2019.  This balance reflected an allowance for impairment on $840,000 of impaired loans while an additional $27.0 million of impaired loans had no allowance.  By comparison, the balance at June 30, 2019 reflected an allowance for impairment on $363,000 of impaired loans while an additional $24.2 million of impaired loans had no allowance for impairment.

The portion of the allowance for loan losses attributable to loans collectively evaluated for impairment decreased by $853,000 to $32.4 million at September 30, 2019 from $33.2 million at June 30, 2019.  This decrease was attributable to changes in a combination of historical and environmental loss factors.  With regard to historical loss factors, our loan portfolio experienced an annualized net charge-off rate of 0.01% for the three months ended September 30, 2019, a decrease of one basis point from the 0.02% rate for the year ended June 30, 2019.  The annual average net charge off rate for June 30, 2019 had previously decreased by one basis point from 0.03% for the prior year ended June 30, 2018.  The effect of the net change in historical loss factors resulted in a decrease in the applicable portion of the allowance attributable to these factors of approximately $303,000 to $1.8 million from $2.1 million at June 30, 2019.

With regard to environmental loss factors, the Company made minor adjustments to such factors during the three months ended September 30, 2019 resulting in a $549,000 decrease in the portion of the allowance for loan losses attributable to environmental loss factors to $30.6 million at September 30, 2019 from $31.1 million at June 30, 2019.  This decrease was largely attributable to the decrease in the balance of the unimpaired portion of the loan portfolio coupled with the noted adjustments to environmental loss factors.

The calculation of probable incurred losses within a loan portfolio and the resulting allowance for loan losses is subject to estimates and assumptions that are susceptible to significant revisions as more information becomes available and as events or conditions effecting individual borrowers and the marketplace as a whole change over time.  Future additions to the allowance for loan losses may be necessary if economic and market conditions deteriorate in the future from those currently prevalent in the marketplace.  In addition, our banking regulators, as an integral part of their examination process, periodically review our loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate.  The regulators may require the allowance for loan losses to be increased based on their review of information available at the time of the examination, which may negatively affect our earnings.  Finally, changes in accounting standards promulgated by the Financial Accounting Standards Board, such as those discussed in Note 6 to the unaudited consolidated financial statements regarding the use of a current expected credit loss (“CECL”) model to calculate credit losses, may require increases in the allowance for loan losses upon adoption of the applicable accounting standard.

Additional information about the allowance for loan losses at September 30, 2019 is presented in Note 11 to the unaudited consolidated financial statements.

Other Assets. The aggregate balance of other assets, including premises and equipment, FHLB stock, interest receivable, goodwill, core deposit intangibles, bank owned life insurance, deferred income taxes, other real estate owned and other assets, increased by $12.2 million to $659.3 million at September 30, 2019 from $647.1 million at June 30, 2019.

The increase in other assets primarily reflected the adoption of a new accounting standard that requires leases to be recognized on our Consolidated Statements of Condition as a right of use asset and lease liability. Our operating lease right of use asset totaled approximately $16.4 million as of September 30, 2019.  The remaining increases and decreases in other assets for the three months ended September 30, 2019 generally reflected normal operating fluctuations in their respective balances.

Additional information about the Company’s operating lease right of use asset at September 30, 2019 is presented in Note 12 to the unaudited consolidated financial statements.

Deposits. Total deposits increased by $49.6 million to $4.20 billion at September 30, 2019 from $4.15 billion at June 30, 2019.  The net increase in deposit balances reflected a $13.8 million increase in non-interest-bearing deposits coupled with a $35.8 million increase in interest-bearing deposits.  The increase in interest-bearing deposits reflected increases in interest-bearing checking accounts and savings accounts totaling $87.8 million and $9.8 million, respectively, which were partially offset by a decrease in the balance of certificates of deposits totaling $61.8 million.

The net increase in deposit balances for the three months ended September 30, 2019 was comprised of changes in the balances of retail deposits as well as non-retail deposits acquired through various wholesale channels. Retail deposits increased by $125.0 million to $3.97 billion at September 30, 2019 from $3.85 billion at June 30, 2019.  The increase in retail deposits was partially offset by a decrease in wholesale deposits of $75.3 million to $226.6 million at September 30, 2019 from $301.9 million at June 30, 2019.

The balance of wholesale deposits, as of September 30, 2019, included $169.0 million of brokered certificates of deposit and $57.5 million of listing service time deposits.

Additional information about the Company’s deposits at September 30, 2019 is presented in Note 13 to the unaudited consolidated financial statements.

Borrowings. The balance of borrowings decreased by $40.9 million to $1.28 billion at September 30, 2019 from $1.32 billion at June 30, 2019. The decrease in borrowings primarily reflected the maturity of $10.0 million of long-term FHLB advances, a $30.0 million decrease in overnight borrowings and a $1.3 million decrease in depositor sweep account balances.

Additional information about the Company’s borrowings at September 30, 2019 is presented in Note 14 to the unaudited consolidated financial statements.

Other Liabilities. The balance of other liabilities, including advance payments by borrowers for taxes and other miscellaneous liabilities, increased by $13.7 million to $51.8 million at September 30, 2019 from $38.1 million at June 30, 2019. The increase in other liabilities primarily reflected the adoption of a new accounting standard that requires leases to be recognized on our Consolidated Statements of Condition as a right of use asset and lease liability, as noted above.  Our operating lease liability totaled approximately $16.9 million as of September 30, 2019.  The balance of other liabilities, including advance payments by borrowers for taxes and other miscellaneous liabilities generally reflected normal operating fluctuations during the period.

Additional information about the Company’s operating lease liability at September 30, 2019 is presented in Note 12 to the unaudited consolidated financial statements.

Stockholders’ Equity.  Stockholders’ equity decreased by $16.4 million to $1.11 billion at September 30, 2019 from $1.13 billion at June 30, 2019.  The decrease in stockholders’ equity largely reflected the impact of our share repurchases during the first three months of fiscal 2020.  In March 2019 we announced our fourth share repurchase program through which we authorized the repurchase of 9,218,324 shares, or 10%, of our outstanding shares as of that date.

During the three months ended September 30, 2019, we repurchased 2,326,051 shares of our common stock at a total cost of $30.6 million and an average cost of $13.15 per share. The shares of common stock repurchased during the period represented 25.2% of the total shares to be repurchased under our fourth share repurchase program. Cumulatively, the Company has repurchased a total of 5,407,794 shares or, 58.7% of the shares to be repurchased under its fourth share repurchase program at a total cost of $71.9 million and at an average cost of $13.30 per share. The cumulative cost of our repurchased shares directly reduced the balance of stockholders’ equity at September 30, 2019.

The net decrease in stockholders’ equity was partially offset by net income of $11.4 million for the three months ended September 30, 2019 from which we declared and paid regular quarterly cash dividends totaling $0.06 per share. Cash dividends declared and paid during the three months ended September 30, 2019 reduced stockholders’ equity by $5.0 million.

The change in stockholders’ equity also reflected a $5.9 million increase in accumulated other comprehensive income, due primarily to changes in the fair value of the interest rate derivatives portfolio and available for sale securities portfolio, and a $486,000 increase in unearned ESOP shares reflecting shares earned by plan participants during the three months ended September 30, 2019.

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

	For the Three Months Ended September 30,
	2019				2018
	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$4,656,192		$48,600	4.18%	$4,562,375		$47,437	4.16%
Taxable investment securities (2)	1,147,698		9,328	3.25	1,180,655		8,879	3.01
Tax-exempt securities (2)	129,339		693	2.14	136,056		716	2.10
Other interest-earning assets (3)	125,114		1,278	4.09	112,629		1,174	4.17
Total interest-earning assets	6,058,343		59,899	3.95	5,991,715		58,206	3.89
Non-interest-earning assets	585,826				596,006
Total assets	$6,644,169				$6,587,721

Interest-bearing liabilities:
Interest-bearing demand	$883,843		$2,880	1.30	$788,148		$1,685	0.86
Savings and club	799,181		1,530	0.77	747,743		775	0.41
Certificates of deposit	2,179,333		11,645	2.14	2,046,997		8,079	1.58
Total interest-bearing deposits	3,862,357		16,055	1.66	3,582,888		10,539	1.18
Borrowings	1,287,157		7,157	2.22	1,391,094		7,487	2.15
Total interest-bearing liabilities	5,149,514		23,212	1.80	4,973,982		18,026	1.45
Non-interest-bearing liabilities (4)	380,719				357,647
Total liabilities	5,530,233				5,331,629
Stockholders' equity	1,113,936				1,256,092
Total liabilities and stockholders' equity	$6,644,169				$6,587,721

Net interest income			$36,687				$40,180
Interest rate spread (5)				2.15%				2.44%
Net interest margin (6)				2.42%				2.68%
Ratio of interest-earning assets to interest-bearing liabilities	1.18	X			1.20	X

(1)

Loans held-for-sale and non-accruing loans have been included in loans receivable and the effect of such inclusion was not material. Allowance for loan losses has been included in non-interest-earning assets.

(2)	Fair value adjustments have been excluded in the balances of interest-earning assets.
(3)	Includes interest-bearing deposits at other banks and FHLB of New York capital stock.
(4)	Includes average balances of non-interest-bearing deposits of $320,641,000 and $314,114,000, for the three months ended September 30, 2019, and 2018, respectively.
(5)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Comparison of Operating Results for the Three Months Ended September 30, 2019 and September 30, 2018

Net Income.  Net income for the three months ended September 30, 2019 was $11.4 million, or $0.13 per diluted share; an increase of $224,000 from $11.1 million, or $0.12 per diluted share, for the three months ended September 30, 2018. The increase in net income reflected an increase in non-interest income, a decrease in the provision for loan losses and a decrease in non-interest expense that were partially offset by a decrease in net interest income, as detailed above.  Collectively, these factors contributed to an overall increase in pre-tax income and a corresponding increase in the provision for income taxes.

Net income for the quarter ended September 30, 2019 was impacted by a non-recurring increase of $567,000 in non-interest expense and a non-recurring decrease of $106,000 in non-interest income which were recognized in conjunction with the Company’s previously announced branch consolidations.

Net Interest Income.  Net interest income for the three months ended September 30, 2019 was $36.7 million, a decrease of $3.5 million from $40.2 million for the three months ended September 30, 2018.  The decrease between the comparative periods resulted from an increase of $5.2 million in interest expense that was partially offset by an increase of $1.7 million in interest income.

Net interest rate spread declined by 29 basis points to 2.15% for the three months ended September 30, 2019 from 2.44% for the three months ended September 30, 2018. The decrease in the net interest rate spread reflected a 35 basis points increase in the average cost of interest-bearing liabilities to 1.80% from 1.45% partially offset by a six basis points increase in the average yield on interest-earning assets to 3.95% from 3.89%.

The factors resulting in the decrease in our net interest rate spread also affected our net interest margin.  In total, our net interest margin decreased 26 basis points to 2.42% for the three months ended September 30, 2019 from 2.68% for the three months ended September 30, 2018.

Interest Income.  Interest income increased $1.7 million to $59.9 million for the three months ended September 30, 2019 from $58.2 million for the three months ended September 30, 2018. The increase in interest income partly reflected a $66.6 million increase in the average balance of interest-earning assets coupled with a six basis point increase in their yield to 3.95% from 3.89%.

Interest income from loans increased $1.2 million to $48.6 million for the three months ended September 30, 2019 from $47.4 million for the three months ended September 30, 2018.  The average balance of loans increased by $93.8 million to $4.66 billion for the three months ended September 30, 2019 from $4.56 billion for the three months ended September 30, 2018.  The average yield on loans increased by two basis points to 4.18% for the three months ended September 30, 2019 from 4.16% for the three months ended September 30, 2018.

The increase in interest income on interest-earning assets, excluding loans, was primarily due to the increase in interest income on taxable investment securities.  The weighted average yield on taxable investment securities increased by 24 basis points to 3.25% for the three months ended September 30, 2019 from 3.01% for the three months ended September 30, 2018.  The increase in the weighted average yield on taxable investment securities was primarily attributable to an increase in the yield on our investments in floating rate securities. The weighted average yield on other interest earning assets decreased by eight basis points to 4.09% for the three months ended September 30, 2019 from 4.17% for the three months ended September 30, 2018.  The decrease in the weighted average yield on other interest-earning assets was primarily due to a decrease in the yield on the balances of our interest-bearing deposits at other banks and FHLB stock holdings.

Interest Expense.  Total interest expense increased by $5.2 million to $23.2 million for the three months ended September 30, 2019 from $18.0 million for the three months ended September 30, 2018.  The increase in interest expense partly reflected a $175.5 million increase in the average balance of interest-bearing liabilities to $5.15 billion for the three months ended September 30, 2019 from $4.97 billion for the three months ended September 30, 2018 while also reflecting a 35 basis point increase in the average cost of interest-bearing liabilities to 1.80% from 1.45% for those same comparative periods, respectively.

Interest expense attributed to deposits increased by $5.6 million to $16.1 million for the three months ended September 30, 2019 from $10.5 million for the three months ended September 30, 2018. The increase in interest expense was attributable to increases in the average balance and average cost of interest-bearing deposits.  The average balance of interest-bearing deposits increased by $279.5 million to $3.86 billion for the three months ended September 30, 2019 from $3.58 billion for the three months ended September 30, 2018.  The average cost of interest-bearing deposits increased by 48 basis points to 1.66% for the three months ended September 30, 2019 from 1.18% for the three months ended September 30, 2018.

Interest expense attributed to borrowings decreased by $330,000 to $7.2 million for the three months ended September 30, 2019 from $7.5 million for the three months ended September 30, 2018.  The decrease in interest expense partly reflected a $103.9 million decrease in the average balance of borrowings to $1.29 billion for the three months ended September 30, 2019, from $1.39 billion for the three months ended September 30, 2018 while also reflecting a seven basis point increase in the average cost of borrowings to 2.22% from 2.15% for those same comparative periods, respectively.

The decrease in the average balance of borrowings primarily reflected a $73.0 million decrease in the average balance of FHLB advances to $1.28 billion for the three months ended September 30, 2019 from $1.35 billion for the three months ended September 30, 2018. For those same comparative periods, the average cost of FHLB advances increased by five basis points to 2.24% from 2.19%.  The increase in the average balance of borrowings also included a $31.0 million decrease in the average balance of depositor sweep accounts and overnight borrowings, to $10.0 million for the three months ended September 30, 2019 from $41.0 million for the three months ended September 30, 2018. The average cost of depositor sweep accounts and overnight borrowings decreased by 28 basis points to 0.66% from 0.94% between the same comparative periods.

Provision for Loan Losses.  The provision for loan losses decreased by $2.9 million to a provision reversal of $782,000 for the three months ended September 30, 2019 from a provision expense of $2.1 million for the three months ended September 30, 2018.  The decrease was attributable to a lower provision on non-impaired loans collectively evaluated for impairment partially offset by an increase in the provision attributable to loans individually evaluated for impairment.  Regarding the provision on non-impaired loans, the net decrease in provision expense largely reflected the effects of a decrease in the outstanding balance of the loan portfolio that was collectively evaluated for impairment during the quarter ended September 30, 2019, compared to a net increase in that portion of the portfolio for the quarter ended September 30, 2018.

Additional information regarding the allowance for loan losses and the associated provisions recognized during the three months ended September 30, 2019 is presented in Note 11 to the unaudited consolidated financial statements as well as the Comparison of Financial Condition at September 30, 2019 and June 30, 2019.

Non-Interest Income.  Non-interest income increased by $780,000 to $4.0 million for the three months ended September 30, 2019 from $3.2 million for the three months ended September 30, 2018, reflecting the effects of several offsetting factors.

Fees and service charges increased by $295,000 to $1.5 million for the three months ended September 30, 2019 from $1.2 million for the three months ended September 30, 2018.  The increase primarily reflected an increase in loan-related fees attributable to an increase in loan prepayments.

Gain on sale of loans increased by $473,000 to $605,000 for the three months ended September 30, 2019 from $132,000 for the three months ended September 30, 2018.  The increase in loan sale gains primarily reflected an increase in the volume of loans originated and sold between comparative periods.

Miscellaneous non-interest income decreased by $78,000 to $5,000 for the three months ended September 30, 2019 from $83,000 for the three months ended September 30, 2018.  The decrease primarily reflected $106,000 of non-recurring losses on asset disposals recognized in conjunction with the Company’s previously announced branch consolidations, noted above.

We recognized a net loss of $14,000 on the sale and call of securities during the three months ended September 30, 2019 while there were no such transactions recorded during the earlier comparative period.

The Company incurred no losses related to the write down and sale of other real estate owned (“OREO”) during the three months ended September 30, 2019 compared to a net loss totaling $50,000 during the earlier comparative period.

The remaining changes in the other components of non-interest income between comparative periods generally reflected normal operating fluctuations within those line items.

Non-Interest Expenses.  Non-interest expense decreased by $213,000 to $26.2 million for the three months ended September 30, 2019 from $26.5 million for the three months ended September 30, 2018.  The decrease in non-interest expense primarily included a decrease of $465,000 in FDIC insurance expense partially offset by the impact of non-recurring branch consolidation expenses totaling $567,000, as noted above.

Salaries and employee benefits expense increased by $135,000 to $15.8 million for the three months ended September 30, 2019 from $15.6 million for the three months ended September 30, 2018.  The increase generally reflected annual increases in wages and salaries for fiscal 2020 coupled with the cost of staffing additions within certain lending, business development, risk management and operational support functions.  The increase in salaries and employee benefits expense also reflected increases in commissions, employee severance, employee health insurance and payroll taxes.  These increases were partially offset by decreases in incentive compensation, bonus, employee retirement, ESOP and stock benefit plan expenses.

Net occupancy expense of premises increased by $233,000 to $3.0 million for the three months ended September 30, 2019 from $2.7 million for the three months ended September 30, 2018.  The increase in premises occupancy expense was largely attributable to $187,000 of lease termination costs in conjunction with branch consolidations, as noted above. The increase in premises occupancy expense also reflected an increase in facility lease expenses arising from costs associated with forthcoming branch additions and relocations, coupled with increases in property taxes and depreciation expenses partially offset by decreases in facility repairs and maintenance expenses relating to existing administrative and branch facilities.

Equipment and systems expense increased by $163,000 to $3.1 million for the three months ended September 30, 2019 from $2.9 million for the three months ended September 30, 2018.  The increase in equipment and systems expense was partly attributable to increases in service provider expenses supporting core processing and electronic banking delivery channels as well as increases in internal information technology infrastructure costs.

Advertising and marketing expense decreased by $42,000 to $535,000 for the three months ended September 30, 2019 from $577,000 for the three months ended September 30, 2018.  The decrease in advertising and marketing expense largely reflected changes in advertising expenses across a variety of advertising formats including outdoor and electronic media reflecting normal fluctuations in the timing of certain advertising campaigns supporting our loan and deposit growth initiatives.

For the three months ended September 30, 2019, the Company recorded no expense associated with FDIC insurance premiums compared to $465,000 for the three months ended September 30, 2018. No expense was recorded in the current period as a result of the FDIC’s Deposit Insurance Fund Reserve Ratio having reached a pre-established threshold defined by federal regulation.  Upon reaching this threshold qualifying banks with total consolidated assets of less than $10 billion were awarded assessment credits to be utilized towards their FDIC insurance premiums.

Directors’ compensation expense increased by $12,000 to $770,000 for the three months ended September 30, 2019 from $758,000 for the three months ended September 30, 2018.  The increase in expense primarily reflected an increase in director-related expenses associated to stock based compensation.

Miscellaneous expense decreased by $249,000 to $3.1 million for the three months ended September 30, 2019 from $3.4 million for the three months ended September 30, 2018. The decrease in miscellaneous expense primarily reflected decreases in consulting expense, education expense and OREO expense. The decreases in miscellaneous expense were offset by increases in loan expense and bad debt expense.

Provision for Income Taxes.  The provision for income taxes increased by $158,000 to $3.8 million for the three months ended September 30, 2019 from $3.7 million for the three months ended September 30, 2018.  The variance in income tax expense primarily reflected the underlying differences in the level of the taxable portion of pre-tax income between comparative periods.

Our effective tax rates for the three month periods ended September 30, 2019 and September 30, 2018 were 25.1% and 24.7% which, in relation to statutory income tax rates, reflected the effects of recurring sources of tax-favored income included in pre-tax income.

Liquidity and Capital Resources

Our liquidity, represented by cash and cash equivalents, is a product of our operating, investing and financing activities. Our primary sources of funds are deposits, borrowings, cash flows from investment securities and loans receivable and funds provided from operations. While scheduled payments from the amortization and maturity of loans and investment securities are relatively predictable sources of funds, general interest rates, economic conditions and competition greatly influence deposit flows and prepayments on loans and securities.

The Bank is required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure a safe operation. The balance of our cash and cash equivalents increased by $90.4 million to $129.3 million at September 30, 2019 from $38.9 million at June 30, 2019.  The balance of cash and cash equivalents at September 30, 2019 reflected the temporary effects of an accumulation of short-term liquid assets arising from operating fluctuations in our short-term liquidity.  Short-term investments qualifying as liquid assets are supplemented by our portfolio of securities classified as available for sale whose balances at September 30, 2019 included $1.23 billion of investment securities that can readily be sold if necessary.

At September 30, 2019, the Company had outstanding commitments to originate and purchase loans totaling approximately $35.8 million while such commitments totaled $27.7 million at June 30, 2019.  As of those same dates, the Company’s pipeline of loans held for sale included $65.9 million and $46.2 million of loans in process whose terms included interest rate locks to borrowers that were paired with a non-binding, best-efforts, commitment to sell the loan to a buyer at a fixed price and within a predetermined timeframe after the sale commitment is established.

Construction loans in process and unused lines of credit were $3.1 million and $76.9 million, respectively, at September 30, 2019 compared to $3.9 million and $78.5 million, respectively, at June 30, 2019. The Company is also subject to the contingent liabilities resulting from letters of credit whose outstanding balances totaled $559,000 and $612,000 at September 30, 2019 and June 30, 2019, respectively.

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

Deposits increased $49.6 million to $4.20 billion at September 30, 2019 from $4.15 billion at June 30, 2019.  The net increase in deposit balances reflected a $35.8 million increase in interest-bearing deposits coupled with a $13.8 million increase in non-interest-bearing deposits.  Borrowings from the FHLB of New York and other sources are generally available to supplement the Bank’s liquidity position and, to the extent that maturing deposits do not remain with us, management may replace such funds with borrowings.  As of September 30, 2019, the Bank’s outstanding balance of FHLB advances, excluding fair value adjustments, totaled $1.28 billion.  In addition to FHLB advances, we have other borrowings totaling $7.5 million at September 30, 2019 representing collateralized overnight sweep account balances linked to customer demand deposits.

We have the capacity to borrow additional funds from the FHLB, through a line of credit or by taking short-term or long-term advances. Such borrowings are an option available to management if funding needs change or to modify the effective duration of liabilities. As of September 30, 2019, the Bank’s borrowing potential at the FHLB of New York was $1.29 billion without pledging additional collateral.  We also have the capacity to borrow additional funds, on an unsecured basis, via lines of credit we have established with a variety of other financial institutions.  As of September 30, 2019, the available borrowing capacity under those lines of credit totaled $655.0 million.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of September 30, 2019, the Company and the Bank exceeded all capital requirements of federal banking regulators.

The following table sets forth the Bank’s capital position at September 30, 2019 and June 30, 2019, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At September 30, 2019
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$793,818	20.17%	$314,811	8.00%	$393,514	10.00%
Tier 1 capital (to risk-weighted assets)	761,386	19.35%	236,108	6.00%	314,811	8.00%
Common equity tier 1 capital (to risk-weighted assets)	761,386	19.35%	177,081	4.50%	255,784	6.50%
Tier 1 capital (to adjusted total assets)	761,386	11.88%	256,290	4.00%	320,363	5.00%

	At June 30, 2019
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$787,219	19.50%	$322,974	8.00%	$403,718	10.00%
Tier 1 capital (to risk-weighted assets)	753,945	18.68%	242,231	6.00%	322,974	8.00%
Common equity tier 1 capital (to risk-weighted assets)	753,945	18.68%	181,673	4.50%	262,417	6.50%
Tier 1 capital (to adjusted total assets)	753,945	11.78%	256,116	4.00%	320,145	5.00%

The following table sets forth the Company’s capital position at September 30, 2019 and June 30, 2019, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At September 30, 2019
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$918,776	23.25%	$316,092	8.00%
Tier 1 capital (to risk-weighted assets)	886,344	22.43%	237,069	6.00%
Common equity tier 1 capital (to risk-weighted assets)	886,344	22.43%	177,802	4.50%
Tier 1 capital (to adjusted total assets)	886,344	13.79%	257,058	4.00%

	At June 30, 2019
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$941,319	23.22%	$324,246	8.00%
Tier 1 capital (to risk-weighted assets)	908,045	22.40%	243,184	6.00%
Common equity tier 1 capital (to risk-weighted assets)	908,045	22.40%	182,388	4.50%
Tier 1 capital (to adjusted total assets)	908,045	14.14%	256,856	4.00%

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies proposed a rule to establish for institutions with assets of less than $10 billion that meet other specified criteria a “community bank leverage ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) of 9% that such institutions may elect to utilize in lieu of the generally applicable leverage and risk-based capital requirements noted above.  A “qualifying community bank” with capital exceeding 9% will be considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized.”  The rule has been adopted in final form and the framework will first be available for use in the Bank’s March 31, 2020 Call Report.

Off-Balance Sheet Arrangements

In the normal course of our business of investing in loans and securities we are a party to financial instruments with off-balance-sheet risk.  These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to extend credit to meet the financing needs of our customers. We had no significant off-balance sheet commitments for capital expenditures as of September 30, 2019.

Recent Accounting Pronouncements

For a discussion of the expected impact of recently issued accounting pronouncements that have yet to be adopted by the Company, please refer to Note 6 to the unaudited consolidated financial statements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The majority of our assets and liabilities are sensitive to changes in interest rates. Consequently, interest rate risk is a significant form of business risk that we must manage.  Interest rate risk is generally defined in regulatory nomenclature as the risk to earnings or capital arising from the movement of interest rates and arises from several risk factors including re-pricing risk, basis risk, yield curve risk and option risk.

We maintain an Asset/Liability Management (“ALM”) program in order manage our interest rate risk. The program is overseen by the Board of Directors through its Interest Rate Risk Management Committee.  The Board of Directors has assigned the responsibility for the operational aspects of the ALM program to our Asset/Liability Management Committee (“ALCO”).  The ALCO is a management committee comprising the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Lending Officer, Chief Credit Officer, Chief Banking Officer, Chief Risk Officer and Treasurer/Chief Investment Officer. Additional members of our management team may be asked to participate on the ALCO, as appropriate.

The quantitative analysis that we conduct measures interest rate risk from both a capital and earnings perspective. With regard to earnings, movements in interest rates and the shape of the yield curve significantly influence the amount of net interest income (“NII”) that we recognize.  Movements in market interest rates, and the effect of such movements on the risk factors noted above, significantly influence the spread between the interest earned on our interest-earning assets and the interest paid on our interest-bearing liabilities.  Our internal interest rate risk analysis calculates the sensitivity of our projected NII over a one year period utilizing a static balance sheet assumption through which incoming and outgoing asset and liability cash flows are reinvested into similar instruments. Product pricing and earning asset prepayment speeds are appropriately adjusted for each rate scenario.

With regard to capital, our internal interest rate risk analysis calculates the sensitivity of our Economic Value of Equity (“EVE”) ratio to movements in interest rates. EVE represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities adjusted for the value of off-balance sheet instruments.  EVE attempts to quantify our economic value using a discounted cash flow methodology while the EVE ratio reflects that value as a form of capital ratio. The degree to which the EVE ratio changes for any hypothetical interest rate scenario from its base case measurement is a reflection of an institution’s sensitivity to interest rate risk.

For both earnings and capital at risk our interest rate risk analysis calculates a base case scenario that assumes no change in interest rates. The model then measures changes throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve up and down 100, 200 and 300 basis points with additional scenarios modeled where appropriate. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates. The relatively low level of interest rates prevalent at September 30, 2019 and June 30, 2019 precluded the modeling of certain falling rate scenarios.

The following tables present the results of our internal EVE analysis as of September 30, 2019 and June 30, 2019, respectively.

	September 30, 2019
	Economic Value of Equity ("EVE")			EVE as a % of Present Value of Assets
Change in Interest Rates	$ Amount of EVE	$ Change in EVE	% Change in EVE	EVE Ratio	Change in EVE Ratio
	(Dollars in Thousands)
+300 bps	725,838	(113,861)	(14)%	12.23%	(84)	bps
+200 bps	769,092	(70,607)	(8)%	12.62%	(45)	bps
+100 bps	812,241	(27,458)	(3)%	12.97%	(10)	bps
0 bps	839,699	-	-	13.07%	-
-100 bps	809,661	(30,038)	(4)%	12.37%	(70)	bps

	June 30, 2019
	Economic Value of Equity ("EVE")			EVE as a % of Present Value of Assets
Change in Interest Rates	$ Amount of EVE	$ Change in EVE	% Change in EVE	EVE Ratio	Change in EVE Ratio
	(Dollars in Thousands)
+300 bps	733,887	(172,135)	(19)%	12.44%	(168)	bps
+200 bps	795,855	(110,167)	(12)%	13.12%	(100)	bps
+100 bps	859,686	(46,336)	(5)%	13.77%	(35)	bps
0 bps	906,022	-	-	14.12%	-
-100 bps	892,775	(13,247)	(1)%	13.63%	(49)	bps
-200 bps	800,049	(105,973)	(12)%	12.11%	(201)	bps

As illustrated in the tables above, the dollar amount of EVE and the EVE ratios declined between comparative periods across all scenarios modeled while the sensitivity of those measures to movements in interest rates also generally decreased.

There are numerous internal and external factors that may contribute to changes in our EVE ratio and its sensitivity.  Changes in the composition and allocation of our balance sheet, or utilization of off balance sheet instruments such as derivatives, can significantly alter the exposure to interest rate risk as quantified by the changes in the EVE sensitivity measures.  Changes to certain external factors, most notably changes in the level of market interest rates and overall shape of the yield curve, can also alter the projected cash flows of our interest-earning assets and interest-costing liabilities and the associated present values thereof.

The following tables present the results of our internal NII analysis as of September 30, 2019 and June 30, 2019, respectively.

			September 30, 2019
			Net Interest Income ("NII")
Change in Interest Rates	Balance Sheet Composition	Measurement Period	$ Amount of NII	$ Change in NII	% Change in NII
			(Dollars In Thousands)
+300 bps	Static	One Year	$134,576	$(12,739)	(8.65)%
+200 bps	Static	One Year	138,795	(8,520)	(5.78)
+100 bps	Static	One Year	143,678	(3,637)	(2.47)
0 bps	Static	One Year	147,315	-	-
-100 bps	Static	One Year	148,329	1,014	0.69

			June 30, 2019
			Net Interest Income ("NII")
Change in Interest Rates	Balance Sheet Composition	Measurement Period	$ Amount of NII	$ Change in NII	% Change in NII
			(Dollars In Thousands)
+300 bps	Static	One Year	$131,190	$(16,118)	(10.94)%
+200 bps	Static	One Year	136,883	(10,425)	(7.08)
+100 bps	Static	One Year	143,007	(4,301)	(2.92)
0 bps	Static	One Year	147,308	-	-
-100 bps	Static	One Year	148,011	703	0.48
-200 bps	Static	One Year	146,927	(381)	(0.26)

As illustrated in the tables above the findings of our NII-based analysis generally reflect a decrease between June 30, 2019 and September 30, 2019 in NII-based interest rate risk exposure in all scenarios modeled.

Notwithstanding the rate change scenarios presented in the EVE and NII-based analyses above, future interest rates and their effect on net interest income are not predictable.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, prepayments and deposit run-offs and should not be relied upon as indicative of actual results.  Certain shortcomings are inherent in this type of computation.  Although certain assets and liabilities may have similar maturities or periods of re-pricing, they may react at different times and in different degrees to changes in market interest rates.  The interest rate on certain types of assets and liabilities, such as demand deposits and savings accounts, may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates.  Certain assets, such as adjustable-rate mortgages, generally have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayments and early withdrawal levels could deviate significantly from those assumed in the analyses set forth above.  Additionally, an increase in credit risk may result as the ability of borrowers to service their debt may decrease in the event of an interest rate increase.

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

During the quarter ended September 30, 2019, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	Legal Proceedings

At September 30, 2019, neither the Company nor the Bank were involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

ITEM 1A.	Risk Factors

There have been no material changes to the Risk Factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2019, previously filed with the Securities and Exchange Commission.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The following table reports information regarding repurchases of the Company’s common stock during the quarter ended September 30, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2019	817,176	$13.57	817,176	5,319,405
August 1-31, 2019	861,375	$12.86	861,375	4,458,030
September 1-30, 2019	647,500	$13.00	647,500	3,810,530

Total	2,326,051	$13.15	2,326,051	3,810,530

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
101

The following materials from the Company’s Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEARNY FINANCIAL CORP.

Date: November 8, 2019	By:	/s/ Craig L. Montanaro
Craig L. Montanaro
President and Chief Executive Officer
(Duly authorized officer and Principal Executive Officer)

Date: November 8, 2019	By:	/s/ Keith Suchodolski
Keith Suchodolski
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)