Form 10-Q
period 2019-12-31
Kearny Financial Corp.
filed 2020-02-07
CIK 1617242

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: February 3, 2020.

$0.01 par value common stock — 84,589,427 shares outstanding

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Share and Per Share Data)

	December 31,	June 30,
	2019	2019
	(Unaudited)
Assets
Cash and amounts due from depository institutions	$17,843	$19,032
Interest-bearing deposits in other banks	23,953	19,903
Cash and cash equivalents	41,796	38,935
Investment securities available for sale, at fair value	1,402,206	714,263
Investment securities held to maturity (fair value $36,970 and $584,678, respectively)	36,073	576,652
Loans held-for-sale	5,952	12,267
Loans receivable, including unaccreted yield adjustments of $(46,340) and $(52,025), respectively	4,492,697	4,678,928
Less: allowance for loan losses	(30,937)	(33,274)
Net loans receivable	4,461,760	4,645,654
Premises and equipment	56,542	56,854
Federal Home Loan Bank ("FHLB") of New York stock	62,838	64,190
Accrued interest receivable	18,261	19,360
Goodwill	210,895	210,895
Core deposit intangibles	4,545	5,160
Bank owned life insurance	259,312	256,155
Deferred income tax assets, net	20,438	25,367
Other real estate owned	178	-
Other assets	29,605	9,077
Total Assets	$6,610,401	$6,634,829

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest-bearing	$312,098	$309,063
Interest-bearing	3,876,724	3,838,547
Total deposits	4,188,822	4,147,610
Borrowings	1,275,049	1,321,982
Advance payments by borrowers for taxes	16,585	16,887
Other liabilities	35,375	21,191
Total Liabilities	5,515,831	5,507,670

Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 800,000,000 shares authorized; 85,149,562 shares and 89,125,655 shares issued and outstanding, respectively	851	891
Paid-in capital	737,539	787,394
Retained earnings	377,896	366,679
Unearned employee stock ownership plan shares; 3,060,638 shares and 3,160,987 shares, respectively	(29,671)	(30,644)
Accumulated other comprehensive income	7,955	2,839
Total Stockholders' Equity	1,094,570	1,127,159
Total Liabilities and Stockholders' Equity	$6,610,401	$6,634,829

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Interest Income
Loans	$45,608	$49,015	$94,208	$96,452
Taxable investment securities	9,698	9,051	19,026	17,930
Tax-exempt investment securities	666	713	1,359	1,429
Other interest-earning assets	1,210	1,243	2,488	2,417
Total Interest Income	57,182	60,022	117,081	118,228

Interest Expense
Deposits	15,590	12,727	31,645	23,266
Borrowings	6,985	7,946	14,142	15,433
Total Interest Expense	22,575	20,673	45,787	38,699
Net Interest Income	34,607	39,349	71,294	79,529
(Reversal of) provision for loan losses	(1,465)	971	(2,247)	3,071
Net Interest Income after (Reversal of) Provision for Loan Losses	36,072	38,378	73,541	76,458

Non-Interest Income
Fees and service charges	2,145	1,258	3,613	2,431
Gain (loss) on sale and call of securities	11	-	(3)	-
Gain on sale of loans	668	101	1,273	233
(Loss) gain on sale and write down of other real estate owned	(28)	36	(28)	(14)
Income from bank owned life insurance	1,576	1,599	3,156	3,193
Electronic banking fees and charges	293	277	611	527
Miscellaneous	(111)	38	(106)	121
Total Non-Interest Income	4,554	3,309	8,516	6,491

Non-Interest Expense
Salaries and employee benefits	15,174	15,699	30,951	31,341
Net occupancy expense of premises	3,082	2,761	6,051	5,497
Equipment and systems	3,046	3,377	6,135	6,303
Advertising and marketing	890	787	1,425	1,364
Federal deposit insurance premium	-	421	-	886
Directors' compensation	769	746	1,539	1,504
Merger-related expenses	219	-	219	-
Miscellaneous	3,247	3,479	6,351	6,832
Total Non-Interest Expense	26,427	27,270	52,671	53,727
Income before Income Taxes	14,199	14,417	29,386	29,222
Income tax expense	3,547	3,649	7,364	7,308
Net Income	$10,652	$10,768	$22,022	$21,914

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Net Income per Common Share (EPS)
Basic	$0.13	$0.12	$0.26	$0.23
Diluted	$0.13	$0.12	$0.26	$0.23
Weighted Average Number of Common Shares Outstanding
Basic	82,831	92,434	83,794	93,780
Diluted	82,876	92,480	83,835	93,831

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Net Income	$10,652	$10,768	$22,022	$21,914
Other Comprehensive (Loss) Income, net of tax:
Net unrealized (loss) gain on securities available for sale	(2,030)	(1,863)	5,263	(2,517)
Amortization of net unrealized loss on securities available for sale transferred to held to maturity	-	28	421	130
Net realized (gain) loss on sale and call of securities available for sale	(8)	-	1	-
Fair value adjustments on derivatives	1,300	(8,189)	(907)	(7,332)
Benefit plan adjustments	3	8	338	(14)
Total Other Comprehensive (Loss) Income	(735)	(10,016)	5,116	(9,733)
Total Comprehensive Income	$9,917	$752	$27,138	$12,181

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three and Six Months Ended December 31, 2018

(In Thousands, Unaudited)

	Common Stock		Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Income	Total
Balance - September 30, 2018	97,754	$978	$897,551	$350,838	$(32,104)	$18,818	$1,236,081

Cumulative effect of change in accounting principle for the adoption of ASU 2017-08	-	-	-	(531)	-	-	(531)
Balance - July 1, 2018, as adjusted for change in accounting principle	97,754	978	897,551	350,307	(32,104)	18,818	1,235,550
Net income	-	-	-	10,768	-	-	10,768
Other comprehensive loss, net of income tax expense	-	-	-	-	-	(10,016)	(10,016)
ESOP shares committed to be released (50 shares)	-	-	164	-	487	.	651
Stock option expense	-	-	495	-	-	-	495
Share repurchases	(3,828)	(38)	(50,155)	-	-	-	(50,193)
Restricted stock plan shares earned (72 shares)	-	-	1,032	-	-	-	1,032
Cancellation of shares issued for restricted stock awards	(154)	(2)	(942)				(944)
Cash dividends declared ($0.05 per common share)	-	-	-	(4,082)	-	-	(4,082)
Balance - December 31, 2018	93,772	$938	$848,145	$356,993	$(31,617)	$8,802	$1,183,261

	Common Stock		Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Income	Total
Balance - June 30, 2018	99,626	$996	$922,711	$359,096	$(32,590)	$18,535	$1,268,748

Cumulative effect of change in accounting principle for the adoption of ASU 2017-08	-	-	-	(531)	-	-	(531)
Balance - July 1, 2018, as adjusted for change in accounting principle	99,626	996	922,711	358,565	(32,590)	18,535	1,268,217
Net income	-	-	-	21,914	-	-	21,914
Other comprehensive loss, net of income tax expense	-	-	-	-	-	(9,733)	(9,733)
ESOP shares committed to be released (100 shares)	-	-	366	-	973	-	1,339
Stock option expense	-	-	995	-	-	-	995
Share repurchases	(5,785)	(57)	(77,052)	-	-	-	(77,109)
Issuance of shares under stock benefit plans	85	1	(1)	-	-	-	-
Restricted stock plan shares earned (142 shares)	-	-	2,068	-	-	-	2,068
Cancellation of shares issued for restricted stock awards	(154)	(2)	(942)	-	-	-	(944)
Cash dividends declared ($0.25 per common share)	-	-	-	(23,486)	-	-	(23,486)
Balance - December 31, 2018	93,772	$938	$848,145	$356,993	$(31,617)	$8,802	$1,183,261

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three and Six Months Ended December 31, 2019

(In Thousands, Unaudited)

	Common Stock		Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Income	Total
Balance - September 30, 2019	86,786	$868	$758,385	$373,004	$(30,158)	$8,690	$1,110,789

Net income	-	-	-	10,652	-	-	10,652
Other comprehensive income, net of income tax	-	-	-	-	-	(735)	(735)
ESOP shares committed to be released (50 shares)	-	-	207	-	487	-	694
Stock option expense	-	-	466	-	-	-	466
Share repurchases	(1,574)	(16)	(21,656)	-	-	-	(21,672)
Restricted stock plan shares earned (70 shares)	-	-	1,014	-	-	-	1,014
Cancellation of shares issued for restricted stock awards	(62)	(1)	(877)	-	-	-	(878)
Cash dividends declared ($0.07 per common share)	-	-	-	(5,760)	-	-	(5,760)
Balance - December 31, 2019	85,150	$851	$737,539	$377,896	$(29,671)	$7,955	$1,094,570

	Common Stock		Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Income	Total
Balance - June 30, 2019	89,126	$891	$787,394	$366,679	$(30,644)	$2,839	1,127,159

Net income	-	-	-	22,022	-	-	22,022
Other comprehensive loss, net of income tax benefit	-	-	-	-	-	5,116	5,116
ESOP shares committed to be released (100 shares)	-	-	380	-	973	-	1,353
Stock option expense	-	-	917	-	-	-	917
Share repurchases	(3,900)	(39)	(52,215)	-	-	-	(52,254)
Issuance of shares under stock benefit plans	-	-	-	-	-	-	-
Restricted stock plan shares earned (138 shares)	-	-	1,999	-	-	-	1,999
Cancellation of shares issued for restricted stock awards	(76)	(1)	(936)	-	-	-	(937)
Cash dividends declared ($0.13 per common share)	-	-	-	(10,805)	-	-	(10,805)
Balance - December 31, 2019	85,150	$851	$737,539	$377,896	$(29,671)	$7,955	$1,094,570

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Unaudited)

	Six Months Ended
	December 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$22,022	$21,914
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	2,263	2,072
Net accretion of premiums, discounts and loan fees and costs	(4,575)	(5,467)
Deferred income taxes and valuation allowance	2,940	2,641
Amortization of intangible assets	615	552
Amortization (accretion) of benefit plans’ unrecognized net gain	480	(36)
(Reversal of) provision for loan losses	(2,247)	3,071
Loss on write-down and sales of other real estate owned	28	14
Loans originated for sale	(120,091)	(22,327)
Proceeds from sale of mortgage loans held-for-sale	127,678	22,405
Gain on sale of mortgage loans held-for-sale, net	(1,273)	(215)
Realized loss on sale and call of investment securities available for sale	3	-
Proceeds from sale of SBA loans	-	215
Realized gain on sale of SBA loans	-	(18)
Realized loss on disposition of premises and equipment	342	24
Increase in cash surrender value of bank owned life insurance	(3,156)	(3,193)
ESOP, stock option plan and restricted stock plan expenses	4,269	4,402
Decrease (increase) in interest receivable	1,099	(925)
(Increase) decrease in other assets	(20,227)	1,878
(Decrease) increase in interest payable	(3,094)	2,210
Increase (decrease) in other liabilities	17,663	(4,557)
Net Cash Provided by Operating Activities	24,739	24,660

Cash Flows from Investing Activities:
Purchases of:
Investment securities available for sale	(216,015)	-
Investment securities held to maturity	-	(48,376)
Proceeds from:
Repayments/calls/maturities of investment securities available for sale	70,213	53,882
Repayments/calls/maturities of investment securities held to maturity	2,745	39,409
Sales of investment securities available for sale	3,646	-
Purchase of loans	(34,249)	(58,093)
Net decrease (increase) in loans receivable	224,895	(188,084)
Proceeds from the sale of other real estate owned	-	203
Purchase of interest rate caps	(1,476)	-
Additions to premises and equipment	(2,688)	(4,378)
Proceeds from cash settlement of premises and equipment	395	108
Purchase of FHLB stock	-	(10,215)
Redemption of FHLB stock	1,352	4,705
Net Cash Provided by (Used in) Investing Activities	$48,818	$(210,839)

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands, Unaudited)

	Six Months Ended
	December 31,
	2019	2018
Cash Flows from Financing Activities:
Net increase in deposits	41,832	101,020
Repayment of term FHLB advances	(1,680,059)	(1,479,556)
Proceeds from term FHLB advances	1,650,000	1,602,000
Net decrease in other short-term borrowings	(17,680)	(11,799)
Net decrease in advance payments by borrowers for taxes	(302)	(887)
Repurchase and cancellation of common stock of Kearny Financial Corp.	(52,254)	(77,109)
Cancellation of shares repurchased on vesting to pay taxes	(937)	(944)
Dividends paid	(11,296)	(23,927)
Net Cash (Used in) Provided by Financing Activities	(70,696)	108,798
Net Increase (Decrease) in Cash and Cash Equivalents	2,861	(77,381)
Cash and Cash Equivalents - Beginning	38,935	128,864
Cash and Cash Equivalents - Ending	$41,796	$51,483

Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Income taxes, net of refunds	$6,379	$3,193
Interest	$48,881	$36,489

Non-cash investing and financing activities:
Acquisition of real estate owned in settlement of loans	206	-

In conjunction with the adoption of ASU 2019-04, as detailed in Note 7 to the unaudited consolidated financial statements, the following qualifying held to maturity securities were transferred to available for sale:

Debt securities transferred from held to maturity to available for sale	$537,732	$-

In conjunction with the adoption of ASU 2016-02, as detailed in Note 7 to the unaudited consolidated financial statements, the following assets and liabilities were recognized:
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

2.     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, income, comprehensive income, changes in stockholders’ equity and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the unaudited consolidated financial statements have been included. The results of operations for the three-month and six-month periods ended December 31, 2019 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended			Six Months Ended
	December 31, 2019			December 31, 2019
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)			(In Thousands, Except Per Share Data)

Net income	$10,652			$22,022
Basic earnings per share, income available to common stockholders	$10,652	82,831	$0.13	$22,022	83,794	$0.26
Effect of dilutive securities:
Stock options		45			41
	$10,652	82,876	$0.13	$22,022	83,835	$0.26

	Three Months Ended			Six Months Ended
	December 31, 2018			December 31, 2018
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)			(In Thousands, Except Per Share Data)

Net income	$10,768			$21,914
Basic earnings per share, income available to common stockholders	$10,768	92,434	$0.12	$21,914	93,780	$0.23
Effect of dilutive securities:
Stock options		46			51
	$10,768	92,480	$0.12	$21,914	93,831	$0.23

Stock options for 3,115,000 and 3,099,000 shares of common stock were not considered in computing diluted earnings per share at December 31, 2019 and December 31, 2018, respectively, because they were considered anti-dilutive.

4.     SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of December 31, 2019, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date this document was filed.

5.    PROPOSED ACQUISITION OF MSB FINANCIAL CORP.

On December 18, 2019, the Company and MSB Financial Corp. (“MSBF”), the holding company for Millington Bank announced that the companies had entered into a definitive agreement pursuant to which the Company will acquire MSBF.  Consideration will be paid to MSBF stockholders in a combination of stock and cash.  Under the terms of merger agreement MSBF will merge with and into the Company and each outstanding share of MSBF common stock will be exchanged for 1.3 shares of the Company’s common stock or $18.00 in cash.  MSBF stockholders may elect cash or stock, or a combination thereof, subject to proration to ensure that, in the aggregate, 10% of MSBF shares will be converted into cash and 90% of MSBF shares will be converted into the Company’s common stock.  Upon closing, the Company’s stockholders holders will own approximately 94% of the combined company and MSBF stockholders will own approximately 6% of the combined company.

As of December 31, 2019, MSBF had approximately $593.1 million of assets, gross loans of $513.7 million and deposits of $472.8 million and operated four New Jersey branches located in Somerset and Morris counties.  The required approvals to complete this transaction include MSBF shareholder approval, regulatory approval, and the effectiveness of the registration statement filed by the Company with respect to the common stock to be issued in the transaction.  The merger is expected to close during the second calendar quarter of 2020.

6.    MERGER RELATED EXPENSES

Merger-related expenses are recorded in the Consolidated Statements of Income as a component of non-interest expense and include costs relating to the Company’s proposed acquisition of MSBF, as described above.  These charges represent one-time costs associated with acquisition activities and do not represent ongoing costs of the fully integrated combined organization.  Accounting guidance requires that acquisition-related transactional and restructuring costs incurred by the Company be charged to expense as incurred.

7.     RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The ASU requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model, referred to as the current expected credit loss (“CECL”) model. Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. An allowance will be established for loans that have been acquired in a business combination that currently do not have an allowance.  As of December 31, 2019, approximately $1.03 billion of acquired loans do not have an allowance.

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

In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”.  ASU 2019-11 clarifies the accounting treatment on the following issues: (i) negative allowances; (ii) troubled debt restructuring (TDR) transition; (iii) accrued interest disclosures; and (iv) collateral maintenance practical expedient.  ASU 2019-11 will permit an entity to record negative allowances on write-offs or expected write-offs of the amortized cost basis of purchased financial assets with credit deterioration (PCD) within ASC 326-20’s scope.  Regarding TDRs, the FASB tentatively approved a clarification to allow entities to calculate a prepayment-adjusted effective interest rate for TDRs existing as of the adoption date of ASC 326 based on the prepayment assumptions as of the adoption date rather than the restructuring date.  In the previously issued ASU 2019-04, FASB allowed an entity to elect a practical expedient to disclose separately the total amount of accrued interest included in the amortized cost basis as a single balance to meet certain disclosure requirements. ASU 2019-11 extends this relief to all relevant disclosures involving amortized cost basis.  A collateral maintenance practical expedient regarding collateral-dependent financial assets, will permit an allowance to be estimated as the difference between the value of the collateral net of costs to sell and the amortized cost basis of the loans.  For entities that have not yet adopted ASU 2016-13, the effective dates and transition requirements for these amendments are the same as ASU 2016-13.  The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income taxes (Topic 740); Simplifying the Accounting for Income Taxes”. ASU 2019-12 provides amendments intended to reduce the cost and complexity in accounting for income taxes while maintaining or improving the usefulness of the information provided to users of financial statements.  ASU 2019-12 removes the following exceptions from ASC 740, Income Taxes: (i) exceptions to the incremental approach for intraperiod tax allocation; (ii) exceptions to accounting for basis differences when a foreign subsidiary becomes an equity method investment or a foreign equity method investment become a subsidiary; and (iii) exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. ASU 2019-12 provides the following amendments that simplify and improve guidance with Topic 740: (i) franchise taxes that are based partially on income; (ii) transactions that result in a step up in the tax basis of goodwill; (iii) separate financial statements of legal entities that are not subject to tax; (iv) enacted changes in tax laws in interim periods; and (v) employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. For public business entities, the amendments in the ASU 2019-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

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

8.     SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains and losses and fair values of debt and mortgage-backed securities available for sale at December 31, 2019 and June 30, 2019 and stratification by contractual maturity of debt securities available for sale at December 31, 2019 are presented below as of the dates indicated.  As of July 1, 2019, the Company adopted ASU 2019-04 and reclassified $537.7 million of securities held to maturity to securities available for sale.  See Note 7, Recent Accounting Pronouncements, for further details regarding the adoption of ASU 2019-04.

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. agency securities	$595	$11	$-	$606
Obligations of state and political subdivisions	86,440	1,618	1	88,057
Asset-backed securities	179,108	148	1,580	177,676
Collateralized loan obligations	199,351	113	1,140	198,324
Corporate bonds	190,977	1,495	398	192,074
Trust preferred securities	3,967	-	172	3,795
Total debt securities	660,438	3,385	3,291	660,532

Mortgage-backed securities:
Collateralized mortgage obligations (1)	57,626	374	170	57,830
Residential pass-through securities (1)	357,708	3,781	589	360,900
Commercial pass-through securities (1)	317,135	6,229	429	322,935
Non-agency securities	9	-	-	9
Total mortgage-backed securities	732,478	10,384	1,188	741,674

Total securities available for sale	$1,392,916	$13,769	$4,479	$1,402,206

(1)	Government-sponsored enterprises.

	December 31, 2019
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities available for sale:
Due in one year or less	$27,019	$27,072
Due after one year through five years	120,465	120,514
Due after five years through ten years	183,750	186,045
Due after ten years	329,204	326,901
Total	$660,438	$660,532

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available for sale:
Debt securities:
U.S. agency securities	$3,642	$40	$4	$3,678
Obligations of state and political subdivisions	26,628	323	-	26,951
Asset-backed securities	178,168	1,465	320	179,313
Collateralized loan obligations	209,453	254	1,096	208,611
Corporate bonds	122,929	121	1,026	122,024
Trust preferred securities	3,967	-	211	3,756
Total debt securities	544,787	2,203	2,657	544,333

Mortgage-backed securities:
Collateralized mortgage obligations (1)	21,469	70	149	21,390
Residential pass-through securities (1)	44,611	156	464	44,303
Commercial pass-through securities (1)	101,421	2,816	-	104,237
Total mortgage-backed securities	167,501	3,042	613	169,930

Total securities available for sale	$712,288	$5,245	$3,270	$714,263

(1)	Government-sponsored enterprises.

Sales of securities available for sale were as follows for the periods presented below:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
	(In Thousands)		(In Thousands)
Available for sale securities sold:
Proceeds from sales of securities	$-	$-	$3,646	$-

Gross realized gains	$-	$-	$12	$-
Gross realized losses	-	-	(28)	-
Net loss on sales of securities	$-	$-	$(16)	$-

Securities available for sale pledged for borrowings at the FHLB and other institutions, and securities pledged for public funds and other purposes, were as follows as of the dates presented below:

	December 31,	June 30,
	2019	2019
	(In Thousands)
Available for sale securities pledged:
Pledged for borrowings at the FHLB of New York	$159,528	$24,099
Pledged to secure public funds on deposit	10,106	-
Pledged for potential borrowings at the Federal Reserve Bank of New York	104,180	43,623
Pledged for collateral for depositor sweep accounts	9,340	1,322
Total available for sale securities pledged	$283,154	$69,044

9.     SECURITIES HELD TO MATURITY

The amortized cost, gross unrecognized gains and losses and fair values of debt and mortgage-backed securities held to maturity at December 31, 2019 and June 30, 2019 and stratification by contractual maturity of debt securities held to maturity at December 31, 2019 are presented below:

	December 31, 2019
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Investment securities held to maturity:
Debt securities:
Obligations of state and political subdivisions	$36,073	$899	$2	$36,970
Total debt securities	36,073	899	2	36,970

Total securities held to maturity	$36,073	$899	$2	$36,970

	December 31, 2019
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities held to maturity:
Due in one year or less	$6,395	$6,410
Due after one year through five years	20,285	20,664
Due after five years through ten years	9,393	9,896
Total	$36,073	$36,970

	June 30, 2019
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Securities held to maturity:
Debt securities:
Obligations of state and political subdivisions	$104,086	$1,787	$16	$105,857
Corporate bonds	63,086	914	-	64,000
Total debt securities	167,172	2,701	16	169,857

Mortgage-backed securities:
Collateralized mortgage obligations (1)	46,370	568	168	46,770
Residential pass-through securities (1)	166,283	1,961	518	167,726
Commercial pass-through securities (1)	196,816	3,504	6	200,314
Non-agency securities	11	-	-	11
Total mortgage-backed securities	409,480	6,033	692	414,821

Total securities held to maturity	$576,652	$8,734	$708	$584,678

(1)	Government-sponsored enterprises.

There were no sales of securities held to maturity during the three and six months ended December 31, 2019 and December 31, 2018.

Securities held to maturity pledged for borrowings at the FHLB and other institutions, and securities pledged for public funds and other purposes, were as follows as of the dates presented below:

	December 31,	June 30,
	2019	2019
	(In Thousands)
Held to maturity securities pledged:
Pledged for borrowings at the FHLB of New York	$-	$136,696
Pledged to secure public funds on deposit	-	7,023
Pledged for potential borrowings at the Federal Reserve Bank of New York	36,073	103,419
Pledged for collateral for depositor sweep accounts	-	12,884
Total held to maturity securities pledged	$36,073	$260,022

10.     IMPAIRMENT OF SECURITIES

The following two tables summarize the fair values, gross unrealized and unrecognized losses and the number of securities impaired within the available for sale and held to maturity portfolios at December 31, 2019 and June 30, 2019. The gross unrealized and unrecognized losses, presented by security type, represent temporary impairments of value within each portfolio as of the dates presented. Temporary impairments within the available for sale portfolio have been recognized through other comprehensive loss as reductions in stockholders’ equity on a tax-effected basis.

The tables are followed by a discussion that summarizes the Company’s rationale for recognizing impairments, where applicable, as temporary versus those identified as other-than-temporary. Such rationale is presented by investment type and generally applies consistently to both the available for sale and held to maturity portfolios, except where specifically noted.

	December 31, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale:
Obligations of state and political subdivisions	$-	$-	$771	$1	2	$771	$1
Asset-backed securities	118,873	1,464	9,060	116	13	127,933	1,580
Collateralized loan obligations	63,956	186	115,865	954	17	179,821	1,140
Corporate bonds	-	-	47,584	398	5	47,584	398
Trust preferred securities	-	-	2,794	172	2	2,794	172
Collateralized mortgage obligations	2,241	16	13,747	154	8	15,988	170
Residential pass-through securities	27,431	132	48,183	457	32	75,614	589
Commercial pass-through securities	39,028	429	-	-	4	39,028	429

Total	$251,529	$2,227	$238,004	$2,252	83	$489,533	$4,479

	June 30, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale:
U.S. agency securities	$-	$-	$1,122	$4	5	$1,122	$4
Asset-backed securities	40,211	262	4,934	58	4	45,145	320
Collateralized loan obligations	44,061	75	115,914	1,021	15	159,975	1,096
Corporate bonds	47,486	509	44,462	517	11	91,948	1,026
Trust preferred securities	-	-	2,756	211	2	2,756	211
Collateralized mortgage obligations	-	-	16,369	149	4	16,369	149
Residential pass-through securities	-	-	33,519	464	6	33,519	464

Total	$131,758	$846	$219,076	$2,424	47	$350,834	$3,270

	December 31, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Number of Securities	Fair Value	Unrecognized Losses
	(Dollars in Thousands)
Securities Held to Maturity:
Obligations of state and political subdivisions	$1,380	$1	$470	$1	5	$1,850	$2

Total	$1,380	$1	$470	$1	5	$1,850	$2

	June 30, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Number of Securities	Fair Value	Unrecognized Losses
	(Dollars in Thousands)
Securities Held to Maturity:
Obligations of state and political subdivisions	$274	$1	$7,149	$15	19	$7,423	$16
Collateralized mortgage obligations	-	-	9,347	168	5	9,347	168
Residential pass-through securities	438	1	76,848	517	70	77,286	518
Commercial pass-through securities	-	-	1,852	6	2	1,852	6

Total	$712	$2	$95,196	$706	96	$95,908	$708

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

The Company has the stated ability and intent to hold until forecasted recovery those securities so designated at December 31, 2019 and does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely.  In light of the factors noted above, the Company does not consider its balance of securities with unrealized and unrecognized losses at December 31, 2019 and June 30, 2019, to be other-than-temporarily impaired as of those dates.

11.     LOANS RECEIVABLE

The following table sets forth the composition of the Company’s loan portfolio at December 31, 2019 and June 30, 2019:

	December 31,	June 30,
	2019	2019
	(In Thousands)
One- to four-family residential mortgage	$1,331,301	$1,344,044

Commercial mortgage:
Multi-family	1,856,591	1,946,391
Nonresidential	1,172,213	1,258,869
Total commercial mortgage	3,028,804	3,205,260

Construction	16,221	13,907

Commercial business	67,887	65,763

Consumer:
Home equity loans and lines of credit	89,916	96,165
Other consumer loans	4,908	5,814
Total consumer	94,824	101,979

Total loans	4,539,037	4,730,953

Unaccreted yield adjustments including net premiums and discounts on purchased and acquired loans and net deferred fees and costs on loans originated	(46,340)	(52,025)

Total loans receivable, net of yield adjustments	$4,492,697	$4,678,928

12.     LOAN QUALITY AND ALLOWANCE FOR LOAN LOSSES

Residential Mortgage Loans in Foreclosure. We may obtain physical possession of one- to four-family real estate collateralizing a residential mortgage loan via foreclosure or through an in-substance repossession.  As of December 31, 2019, we held one single-family property in other real estate owned, with a carrying value of $178,000 that was acquired through foreclosure on a residential mortgage loan.  As of that same date, we held 10 residential mortgage loans with aggregate carrying values totaling $1.9 million which were in the process of foreclosure.

As of June 30, 2019, we held no single-family properties that were acquired through foreclosures on residential mortgage loans.  As of that same date, we held 11 residential mortgage loans with aggregate carrying values totaling $2.1 million which were in the process of foreclosure.

Loan Quality. The following tables present the balance of the allowance for loan losses at December 31, 2019 and June 30, 2019 based upon the calculation methodology as described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019. The tables identify the valuation allowances attributable to specifically identified impairments on individually evaluated loans, including those acquired with deteriorated credit quality, as well as valuation allowances for impairments on loans evaluated collectively. The tables include the underlying balance of loans receivable applicable to each category as of those dates as well as the activity in the allowance for loan losses for the three and six months ended December 31, 2019 and December 31, 2018. Unless otherwise noted, the balance of loans reported in the tables below excludes yield adjustments and the allowance for loan loss.

Allowance for Loan Losses
At December 31, 2019

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of allowance for loan losses:
Loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Loans individually evaluated for impairment	6	-	-	-	7	-	-	13
Loans collectively evaluated for impairment	3,472	16,060	8,684	142	2,001	456	109	30,924

Total allowance for loan losses	$3,478	$16,060	$8,684	$142	$2,008	$456	$109	$30,937

Balance of Loans Receivable
At December 31, 2019

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of loans receivable:

Loans acquired with deteriorated credit quality	$82	$-	$-	$-	$229	$-	$-	$311
Loans individually evaluated for impairment	11,037	3,061	8,261	-	3,138	1,683	-	27,180
Loans collectively evaluated for impairment	1,320,182	1,853,530	1,163,952	16,221	64,520	88,233	4,908	4,511,546

Total loans	$1,331,301	$1,856,591	$1,172,213	$16,221	$67,887	$89,916	$4,908	$4,539,037
Unaccreted yield adjustments								(46,340)
Loans receivable, net of yield adjustments								$4,492,697

Allowance for Loan Losses
At June 30, 2019

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of allowance for loan losses:

Loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Loans individually evaluated for impairment	31	-	-	-	-	-	-	31
Loans collectively evaluated for impairment	3,346	16,959	9,672	136	2,467	491	172	33,243

Total allowance for loan losses	$3,377	$16,959	$9,672	$136	$2,467	$491	$172	$33,274

Balance of Loans Receivable
At June 30, 2019

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of loans receivable:

Loans acquired with deteriorated credit quality	$84	$-	$-	$-	$242	$-	$-	326
Loans individually evaluated for impairment	12,545	70	8,900	-	1,213	1,531	-	24,259
Loans collectively evaluated for impairment	1,331,415	1,946,321	1,249,969	13,907	64,308	94,634	5,814	4,706,368

Total loans	$1,344,044	$1,946,391	$1,258,869	$13,907	$65,763	$96,165	$5,814	$4,730,953
Unaccreted yield adjustments								(52,025)
Loans receivable, net of yield adjustments								$4,678,928

Allowance for Loan Losses
Three Months Ended December 31, 2019

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the three months ended December 31, 2019:

At September 30, 2019:	$3,307	$16,702	$9,371	$140	$2,293	$478	$141	$32,432

Total charge offs	-	-	-	-	-	-	(44)	(44)
Total recoveries	-	-	-	-	-	-	14	14
Total provisions	171	(642)	(687)	2	(285)	(22)	(2)	(1,465)

Total allowance for loan losses	$3,478	$16,060	$8,684	$142	$2,008	$456	$109	$30,937

Allowance for Loan Losses
Six Months Ended December 31, 2019

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the six months ended December 31, 2019:

At June 30, 2019:	$3,377	$16,959	$9,672	$136	$2,467	$491	$172	$33,274

Total charge offs	-	-	-	-	-	-	(108)	(108)
Total recoveries	-	-	-	-	-	-	18	18
Total provisions	101	(899)	(988)	6	(459)	(35)	27	(2,247)

Total allowance for loan losses	$3,478	$16,060	$8,684	$142	$2,008	$456	$109	$30,937

Allowance for Loan Losses
Three Months Ended December 31, 2018

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the three months ended December 31, 2018:

At September 30, 2018:	$2,594	$16,317	$9,945	$293	$2,803	$434	$345	$32,731

Total charge offs	(1)	-	-	-	(166)	-	(32)	(199)
Total recoveries	-	-	1	-	-	-	22	23
Total provisions	384	778	(28)	12	(123)	30	(82)	971

Total allowance for loan losses	$2,977	$17,095	$9,918	$305	$2,514	$464	$253	$33,526

Allowance for Loan Losses
Six Months Ended December 31, 2018

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the six months ended December 31, 2018:

At June 30, 2018:	$2,479	$14,946	$9,787	$258	$2,552	$430	$413	$30,865

Total charge offs	(83)	-	(54)	-	(185)	-	(139)	(461)
Total recoveries	-	-	2	-	-	-	49	51
Total provisions	581	2,149	183	47	147	34	(70)	3,071

Total allowance for loan losses	$2,977	$17,095	$9,918	$305	$2,514	$464	$253	$33,526

The following tables present key indicators of credit quality regarding the Company’s loan portfolio based upon loan classification and contractual payment status at December 31, 2019 and June 30, 2019 based upon the methodology for identifying and reporting such loans as described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Credit-Rating Classification of Loans Receivable
At December 31, 2019

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Non-classified	$1,317,865	$1,852,429	$1,163,715	$16,221	$61,182	$87,991	$4,877	$4,504,280
Classified:
Special Mention	285	1,101	-	-	2,773	164	7	4,330
Substandard	13,151	3,061	8,498	-	3,932	1,761	21	30,424
Doubtful	-	-	-	-	-	-	3	3
Loss	-	-	-	-	-	-	-	-
Total classified loans	13,436	4,162	8,498	-	6,705	1,925	31	34,757

Total loans	$1,331,301	$1,856,591	$1,172,213	$16,221	$67,887	$89,916	$4,908	$4,539,037

Credit-Rating Classification of Loans Receivable
At June 30, 2019

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Non-classified	$1,328,811	$1,945,205	$1,249,438	$13,907	$59,768	$94,544	$5,776	$4,697,449
Classified:
Special Mention	629	1,116	-	-	3,894	28	14	5,681
Substandard	14,604	70	9,431	-	2,101	1,593	23	27,822
Doubtful	-	-	-	-	-	-	1	1
Loss	-	-	-	-	-	-	-	-
Total classified loans	15,233	1,186	9,431	-	5,995	1,621	38	33,504

Total loans	$1,344,044	$1,946,391	$1,258,869	$13,907	$65,763	$96,165	$5,814	$4,730,953

Contractual Payment Status of Loans Receivable
At December 31, 2019

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Current	$1,325,062	$1,851,198	$1,170,016	$16,221	$67,822	$89,490	$4,874	$4,524,683
Past due:
30-59 days	1,459	2,332	220	-	-	7	9	4,027
60-89 days	1,872	-	-	-	-	287	6	2,165
90 days and over	2,908	3,061	1,977	-	65	132	19	8,162
Total past due	6,239	5,393	2,197	-	65	426	34	14,354

Total loans	$1,331,301	$1,856,591	$1,172,213	$16,221	$67,887	$89,916	$4,908	$4,539,037

Contractual Payment Status of Loans Receivable
At June 30, 2019

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Current	$1,338,347	$1,946,391	$1,256,892	$13,907	$65,668	$95,793	$5,754	$4,722,752
Past due:
30-59 days	1,680	-	-	-	95	197	25	1,997
60-89 days	473	-	-	-	-	36	13	522
90 days and over	3,544	-	1,977	-	-	139	22	5,682
Total past due	5,697	-	1,977	-	95	372	60	8,201

Total loans	$1,344,044	$1,946,391	$1,258,869	$13,907	$65,763	$96,165	$5,814	$4,730,953

The following tables present information relating to the Company’s nonperforming and impaired loans at December 31, 2019 and June 30, 2019 based upon the methodology for identifying and reporting such loans as described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019. Loans reported as 90 days and over past due accruing in the table immediately below are also reported in the preceding contractual payment status table under the heading 90 days and over past due.

Performance Status of Loans Receivable
At December 31, 2019

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Performing	$1,322,377	$1,853,530	$1,163,952	$16,221	$67,276	$88,838	$4,889	$4,517,083
Nonperforming:
90 days and over past due accruing	-	-	-	-	-	-	19	19
Nonaccrual	8,924	3,061	8,261	-	611	1,078	-	21,935
Total nonperforming	8,924	3,061	8,261	-	611	1,078	19	21,954

Total loans	$1,331,301	$1,856,591	$1,172,213	$16,221	$67,887	$89,916	$4,908	$4,539,037

Performance Status of Loans Receivable
At June 30, 2019

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Performing	$1,334,101	$1,946,321	$1,249,969	$13,907	$65,294	$95,299	$5,792	$4,710,683
Nonperforming:
90 days and over past due accruing	-	-	-	-	-	-	22	22
Nonaccrual	9,943	70	8,900	-	469	866	-	20,248
Total nonperforming	9,943	70	8,900	-	469	866	22	20,270

Total loans	$1,344,044	$1,946,391	$1,258,869	$13,907	$65,763	$96,165	$5,814	$4,730,953

Impairment Status of Loans Receivable
At December 31, 2019

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Carrying value of impaired loans:

Non-impaired loans	$1,320,182	$1,853,530	$1,163,952	$16,221	$64,520	$88,233	$4,908	$4,511,546
Impaired loans:
Impaired loans with no allowance for impairment	11,024	3,061	8,261	-	3,275	1,683	-	27,304
Impaired loans with allowance for impairment:
Recorded investment	95	-	-	-	92	-	-	187
Allowance for impairment	(6)	-	-	-	(7)	-	-	(13)
Balance of impaired loans net of allowance for impairment	89	-	-	-	85	-	-	174
Total impaired loans, excluding allowance for impairment:	11,119	3,061	8,261	-	3,367	1,683	-	27,491

Total loans	$1,331,301	$1,856,591	$1,172,213	$16,221	$67,887	$89,916	$4,908	$4,539,037

Unpaid principal balance of impaired loans:
Total impaired loans	$13,444	$3,544	$9,740	$73	$6,332	$2,063	$-	$35,196

Impairment Status of Loans Receivable
At June 30, 2019

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Carrying value of impaired loans:

Non-impaired loans	$1,331,415	$1,946,321	$1,249,969	$13,907	$64,308	$94,634	$5,814	$4,706,368
Impaired loans:
Impaired loans with no allowance for impairment	12,266	70	8,900	-	1,455	1,531	-	24,222
Impaired loans with allowance for impairment:
Recorded investment	363	-	-	-	-	-	-	363
Allowance for impairment	(31)	-	-	-	-	-	-	(31)
Balance of impaired loans net of allowance for impairment	332	-	-	-	-	-	-	332
Total impaired loans, excluding allowance for impairment:	12,629	70	8,900	-	1,455	1,531	-	24,585

Total loans	$1,344,044	$1,946,391	$1,258,869	$13,907	$65,763	$96,165	$5,814	$4,730,953

Unpaid principal balance of impaired loans:
Total impaired loans	$14,985	$779	$10,200	$73	$3,987	$1,924	$-	$31,948

Impairment Status of Loans Receivable
Three and Six Months Ended December 31, 2019 and 2018

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
For the three months ended December 31, 2019:
Average balance of impaired loans	$11,030	$3,061	$8,593	$-	$3,372	$1,507	$-	$27,563
Interest earned on impaired loans	$26	$-	$-	$-	$48	$8	$-	$82

For the six months ended December 31, 2019:
Average balance of impaired loans	$11,428	$1,769	$8,702	$-	$2,568	$1,535	$-	$26,002
Interest earned on impaired loans	$61	$28	$-	$-	$99	$16	$-	$204

For the three months ended December 31, 2018:
Average balance of impaired loans	$13,228	$95	$8,146	$-	$2,644	$1,571	$-	$25,684
Interest earned on impaired loans	$33	$-	$-	$-	$27	$8	$-	$68

For the six months ended December 31, 2018:
Average balance of impaired loans	$12,718	$101	$7,626	$-	$2,468	$1,566	$-	$24,479
Interest earned on impaired loans	$65	$-	$-	$-	$29	$17	$-	$111

The following table presents information regarding the restructuring of the Company’s troubled debts during the six months ended December 31, 2019 and December 31, 2018, and any defaults during those periods of troubled debt restructurings (“TDRs”) that were restructured within 12 months of the date of default.

Troubled Debt Restructurings of Loans Receivable
Six Months Ended December 31, 2019

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(Dollars in Thousands)
Troubled debt restructuring activity for the six months ended December 31, 2019:

Number of loans	3	-	-	-	4	1	-	8
Pre-modification outstanding recorded investment	$1,046	$-	$-	$-	$1,867	$82	$-	$2,995
Post-modification outstanding recorded investment	982	-	-	-	1,921	81	-	2,984
Reserves included in and charge offs against the allowance for loan loss recognized at modification	-	-	-	-	15	-	-	15
	-
Troubled debt restructuring defaults for the six months ended December 31, 2019:

Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

Troubled Debt Restructurings of Loans Receivable
Six Months Ended December 31, 2018

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(Dollars in Thousands)
Troubled debt restructuring activity for the six months ended December 31, 2018:

Number of loans	1	-	1	-	6	-	-	8
Pre-modification outstanding recorded investment	$271	$-	$2,957	$-	$1,468	$-	$-	$4,696
Post-modification outstanding recorded investment	270	-	2,955	-	1,488	-	-	4,713
Reserves included in and charge offs against the allowance for loan loss recognized at modification	2	-	2	-	-	-	-	4

Troubled debt restructuring defaults for the six months ended December 31, 2018:

Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

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

13.     LEASES

The Company adopted ASU 2016-02, “Leases (Topic 842)” and all subsequent ASUs that modified Topic 842 on July 1, 2019. Topic 842 requires lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. At the time of adoption, operating lease right-of-use assets of approximately $17.2 million and operating lease liabilities of approximately $17.8 million were recorded in other assets and other liabilities, respectively, on our Consolidated Statements of Financial Condition. The calculated amount of the right-of-use asset and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of the minimum lease payments. The discount rate used in determining the lease liability for each individual lease was the Company’s incremental borrowing rate at the time of adoption of ASU 2016-02, on a collateralized basis, over a similar term.

As of December 31, 2019, the weighted average remaining lease term for operating leases was 8.54 years and the weighted average discount rate used in the measurement of operating lease liabilities was 2.56%.

The Company has elected to account for lease and non-lease components separately since such amounts are readily determinable under the Company’s lease contracts.  Total operating lease costs for the three and six months ended December 31, 2019 was $1.2 million and $2.3 million, respectively. Net rent expense for the three and six months ended December 31, 2018, prior to the adoption of ASU 2016-02 was $781,000 and $1.5 million, respectively.

There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the three and six months ended December 31, 2019.  At December 31, 2019, the Company had no leases that had not yet commenced.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability at December 31, 2019 is as follows:

December 31,
2019
(In Thousands)
Less than one year	$3,256
After one year but within two years	2,929
After two years but within three years	2,690
After three years but within four years	1,862
After four years but within five years	1,424
Greater than five years	7,642
Total undiscounted cash flows	19,803
Less: discount on cash flows	(2,268)
Total lease liability	$17,535

14.     DEPOSITS

Deposits are summarized as follows:

	December 31,	June 30,
	2019	2019
	(In Thousands)
Non-interest-bearing demand	$312,098	$309,063
Interest-bearing demand	1,060,434	843,432
Savings	829,321	790,658
Certificates of deposits	1,986,969	2,204,457
Total deposits	$4,188,822	$4,147,610

15.     BORROWINGS

Fixed rate advances from the FHLB of New York mature as follows:

	December 31, 2019		June 30, 2019
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars in Thousands)
By remaining period to maturity:
Less than one year	$855,300	1.91%	$873,400	2.49%
One to two years	109,787	2.17	64,046	1.87
Two to three years	15,000	2.49	62,700	2.46
Three to four years	145,000	3.04	155,000	3.00
Four to five years	103,500	2.65	22,500	2.63
Greater than five years	29,000	2.77	110,000	2.69
Total advances	1,257,587	2.15%	1,287,646	2.54%
Unamortized fair value adjustments	(3,629)		(4,435)
Total advances, net of fair value adjustments	$1,253,958		$1,283,211

At December 31, 2019, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $3.33 billion and $159.5 million, respectively. At June 30, 2019, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $3.04 billion and $160.8 million, respectively.

Borrowings at December 31, 2019 and June 30, 2019 also included overnight borrowings in the form of depositor sweep accounts totaling $6.1 million and $8.8 million, respectively. Borrowings at December 31, 2019 and June 30, 2019 also included other overnight borrowings totaling $15.0 million and $30.0 million, respectively.

16.     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Fair Values of Derivative Instruments on the Statement of Financial Condition

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Statement of Financial Condition as of December 31, 2019 and June 30, 2019:

	December 31, 2019
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$2,427	Other liabilities	$251
Interest rate caps	Other assets	1,729	Other liabilities	-
Total		$4,156		$251

	June 30, 2019
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$3,856	Other liabilities	$140
Total		$3,856		$140

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using derivatives are primarily to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps and caps as part of its interest rate risk management strategy.  These interest rate products are designated as cash flow hedges.  As of December 31, 2019, the Company had a total of 15 interest rate swaps and caps with a total notional amount of $1.03 billion hedging rolling three-month fixed-rate borrowings.

For derivatives designated as cash flow hedges, the gain or loss on the derivative is recorded in other comprehensive income, net of tax, and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate wholesale funding positions.  During the three and six months ended December 31, 2019, the Company had $836,000 and $2.2 million, respectively, of reclassifications to interest expense.  During the next twelve months, the Company estimates that $1.0 million will be reclassified as a reduction in interest expense.

The tables below present the pre-tax effects of the Company’s derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the three and six months ended December 31, 2019 and 2018:

	Three Months Ended December 31, 2019
	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	(In Thousands)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$2,368	Interest expense	$836
Interest rate caps	311	Interest expense	-
Total	$2,679		$836

	Six Months Ended December 31, 2019
	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	(In Thousands)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$666	Interest expense	$2,207
Interest rate caps	254	Interest expense	-
Total	$920		$2,207

	Three Months Ended December 31, 2018
	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	(In Thousands)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(10,155)	Interest expense	$1,460
Total	$(10,155)		$1,460

	Six Months Ended December 31, 2018
	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	(In Thousands)
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(7,076)	Interest expense	$2,696
Total	$(7,076)		$2,696

Offsetting Derivatives

The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives in the Consolidated Statements of Financial Condition as of December 31, 2019 and June 30, 2019, respectively. The net amounts presented for derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Statements of Financial Condition.

	December 31, 2019
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount
	(In Thousands)
Assets:
Interest rate swaps	$3,615	$(1,188)	$2,427	$-	$-	$2,427
Interest rate caps	1,729	-	1,729	-	-	1,729
Total	$5,344	$(1,188)	$4,156	$-	$-	$4,156

				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount
	(In Thousands)
Liabilities:
Interest rate swaps	$1,439	$(1,188)	$251	$-	$(150)	$101
Total	$1,439	$(1,188)	$251	$-	$(150)	$101

	June 30, 2019
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount
	(In Thousands)
Assets:
Interest rate swaps	$5,334	$(1,478)	$3,856	$-	$-	$3,856
Total	$5,334	$(1,478)	$3,856	$-	$-	$3,856

				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount
	(In Thousands)
Liabilities:
Interest rate swaps	$1,618	$(1,478)	$140	$-	$-	$140
Total	$1,618	$(1,478)	$140	$-	$-	$140

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

As required under the enforceable master netting arrangement with its derivatives counterparties, at December 31, 2019, the Company posted financial collateral of $150,000 that was not included as offsetting amount.

In addition to the derivative instruments noted above, the Company’s pipeline of loans held for sale at December 31, 2019 and June 30, 2019, included $31.3 million and $46.2 million, respectively, of in process loans whose terms included interest rate locks to borrowers, which are considered free-standing derivative instruments whose fair values are not material to our financial condition or results of operations.

17.     BENEFIT PLANS

Components of Net Periodic Expense

The following table sets forth the aggregate net periodic benefit expense for the Bank’s Benefit Equalization Plan, Postretirement Welfare Plan, Directors’ Consultation and Retirement Plan and Atlas Bank Retirement Income Plan:

	Three Months Ended		Six Months Ended		Affected Line Item in the Consolidated
	December 31,		December 31,		Statements of Income
	2019	2018	2019	2018
	(In Thousands)		(In Thousands)
Service cost	$19	$14	$39	$28	Salaries and employee benefits
Interest cost	82	94	163	188	Miscellaneous non-interest expense
Amortization of unrecognized loss	5	11	10	22	Miscellaneous non-interest expense
Expected return on assets	(28)	(28)	(56)	(56)	Miscellaneous non-interest expense
Net periodic benefit cost	$78	$91	$156	$182

18.     INCOME TAXES

The following table presents a reconciliation between the reported income taxes for the periods presented and the income taxes which would be computed by applying the federal income tax rate of 21% to income for the three and six months ended December 31, 2019 and December 31, 2018.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
	(Dollars in Thousands)		(Dollars in Thousands)
Income before income taxes	$14,199	$14,417	$29,386	$29,222
Statutory federal tax rate	21%	21%	21%	21%
Federal income tax expense at statutory rate	$2,982	$3,028	$6,171	$6,137
(Reduction) increases in income taxes resulting from:
Tax exempt interest	(138)	(148)	(282)	(297)
State tax, net of federal tax effect	809	916	2,050	2,121
Incentive stock option compensation expense	20	28	37	56
Income from bank-owned life insurance	(333)	(290)	(666)	(579)
Non-deductible merger-related expenses	20	-	20	-
Other items, net	187	38	34	690
Impact of deferred tax rate adjustment	-	77	-	(820)
Total income tax expense	$3,547	$3,649	$7,364	$7,308
Effective income tax rate	24.98%	25.31%	25.06%	25.01%

The tax effects of existing temporary differences that give rise to deferred income tax assets and liabilities are as follows:

	December 31,	June 30,
	2019	2019
	(Unaudited)
	(In Thousands)
Deferred income tax assets:
Purchase accounting	$13,095	$15,137
Accumulated other comprehensive income:
Defined benefit plans	177	319
Unrealized loss on securities available for sale transferred to held to maturity	-	175
Allowance for loan losses	9,093	9,831
Benefit plans	2,347	2,280
Compensation	652	1,246
Stock-based compensation	1,635	1,973
Uncollected interest	1,201	1,070
Depreciation	488	-
Charitable contribution carryover	-	186
Net operating loss carryover	443	919
Capital loss carryforward	867	814
Other items	930	587
	30,928	34,537
Valuation allowance	(1,120)	(1,258)
	29,808	33,279
Deferred income tax liabilities:
Deferred loan fees and costs	518	1,584
Accumulated other comprehensive income:
Derivatives	715	1,094
Unrealized gain on securities available for sale	2,624	573
Goodwill	4,614	4,608
Other items	899	53
	9,370	7,912
Net deferred income tax asset	$20,438	$25,367

19.     FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Assets Measured on a Recurring Basis:

The following methods and significant assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at December 31, 2019 and June 30, 2019:

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

The Company held one trust preferred security whose fair value of $1.0 million at December 31, 2019 was determined using Level 3 inputs.  For the periods ended December 31, 2019 and June 30, 2019, management has been unable to obtain a market quote for this security.  Consequently, the security’s fair value as reported at December 31, 2019 and June 30, 2019, is based upon the present value of expected future cash flows assuming the security continues to meet all of its payment obligations and utilizing a discount rate based upon the security’s contractual interest rate.

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

Those assets measured at fair value on a recurring basis are summarized below:

	December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Debt securities available for sale:
U.S. agency securities	$-	$606	$-	$606
Obligations of state and political subdivisions	-	88,057	-	88,057
Asset-backed securities	-	177,676	-	177,676
Collateralized loan obligations	-	198,324	-	198,324
Corporate bonds	-	192,074	-	192,074
Trust preferred securities	-	2,795	1,000	3,795
Total debt securities	-	659,532	1,000	660,532

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	-	57,839	-	57,839
Residential pass-through securities	-	360,900	-	360,900
Commercial pass-through securities	-	322,935	-	322,935
Total mortgage-backed securities	-	741,674	-	741,674
Total securities available for sale	$-	$1,401,206	$1,000	$1,402,206
Interest rate swaps and caps	-	4,156	-	4,156

Total assets	$-	$1,405,362	$1,000	$1,406,362

Liabilities:
Interest rate swaps	$-	$251	$-	$251
Total liabilities	$-	$251	$-	$251

	June 30, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Debt securities available for sale:
U.S. agency securities	$-	$3,678	$-	$3,678
Obligations of state and political subdivisions	-	26,951	-	26,951
Asset-backed securities	-	179,313	-	179,313
Collateralized loan obligations	-	208,611	-	208,611
Corporate bonds	-	122,024	-	122,024
Trust preferred securities	-	2,756	1,000	3,756
Total debt securities	-	543,333	1,000	544,333

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	-	21,390	-	21,390
Residential pass-through securities	-	44,303	-	44,303
Commercial pass-through securities	-	104,237	-	104,237
Total mortgage-backed securities	-	169,930	-	169,930
Total securities available for sale	-	713,263	1,000	714,263
Interest rate swaps	-	3,856	-	3,856

Total assets	$-	$717,119	$1,000	$718,119

Liabilities:
Interest rate swaps	$-	$140	$-	$140
Total liabilities	$-	$140	$-	$140

In addition to the financial instruments noted above, at December 31, 2019 and June 30, 2019, the Company’s pipeline of loans held for sale included $31.3 million and $46.2 million, respectively, of in process loans whose terms included interest rate locks to borrowers which are considered free-standing derivative instruments whose fair values are not material to our financial condition or results of operations.  Given the short-term nature of the commitments and their immateriality to the statements of condition and operations, the Company assumes no change in the fair value of these derivative instruments during their outstanding period.

Assets Measured on a Non-Recurring Basis:

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a non-recurring basis at December 31, 2019 and June 30, 2019:

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

Those assets measured at fair value on a non-recurring basis are summarized below:

	December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Impaired loans:
Residential mortgage	$-	$-	$2,416	$2,416
Non-residential mortgage	-	-	791	791
Commercial business	-	-	97	97
Total	$-	$-	$3,304	$3,304

Other real estate owned, net:
Residential mortgage	$-	$-	$178	$178
Total	$-	$-	$178	$178

	June 30, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Impaired loans:
Residential mortgage	$-	$-	$3,071	$3,071
Non-residential mortgage	-	-	791	791
Commercial business	-	-	16	16
Total	$-	$-	$3,878	$3,878

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value:

	December 31, 2019
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(In Thousands)
Impaired loans:
Residential mortgage	$2,416	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	6% -8%	7.40%
Non-residential mortgage	791	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	10% - 11%	10.98%
Commercial business	97	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	9% - 10%	9.35%
Total	$3,304

Other real estate owned, net:
Residential mortgage	$178	Market valuation of underlying collateral	(3)	Adjustments to reflect current conditions/selling costs	(2)	6.00%	6.00%
Total	$178

	June 30, 2019
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(In Thousands)
Impaired loans:
Residential mortgage	$3,071	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	6% - 8%	7.03%
Non-residential mortgage	791	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	10% - 11%	10.08%
Commercial business	16	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	9% - 10%	9.36%
Total	$3,878

(1)	The fair value of impaired loans is generally determined based on an independent appraisal of the fair value of a loan’s underlying collateral.
(2)

The fair value basis of impaired loans and other real estate owned is adjusted to reflect management’s estimates of selling costs including, but not necessarily limited to, real estate brokerage commissions and title transfer fees.

(3)

The fair value basis of other real estate owned is generally determined based upon the lower of an independent appraisal of the property’s fair value or the applicable listing price or contracted sales price.

At December 31, 2019, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $3.3 million and valuation allowances of $12,000 reflecting fair values of $3.3 million. By comparison, at June 30, 2019, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $3.9 million and valuation allowances of $31,000 reflecting fair values of $3.9 million.

Once a loan is foreclosed, the fair value of the other real estate owned continues to be evaluated based upon the fair value of the repossessed real estate originally securing the loan.  At December 31, 2019, the Company held other real estate owned totaling $178,000 whose carrying value was written down utilizing Level 3 inputs.  At June 30, 2019, the Company held no other real estate owned whose carrying value was written down utilizing Level 3 inputs.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2019 and June 30, 2019:

	December 31, 2019
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$41,796	$41,796	$41,796	$-	$-
Investment securities available for sale	1,402,206	1,402,206	-	1,401,206	1,000
Investment securities held to maturity	36,073	36,970	-	36,970	-
Loans held-for-sale	5,952	6,058	-	6,058	-
Net loans receivable	4,461,760	4,420,179	-	-	4,420,179
FHLB Stock	62,838	-	-	-	-
Interest receivable	18,261	18,261	10	5,158	13,093
Interest rate swaps and caps	4,156	4,156	-	4,156	-

Financial liabilities:
Deposits	4,188,822	4,197,173	2,201,853	-	1,995,320
Borrowings	1,275,049	1,285,237	-	-	1,285,237
Interest payable on deposits	580	580	428	-	152
Interest payable on borrowings	3,331	3,331	-	-	3,331
Interest rate swaps	251	251	-	251	-

	June 30, 2019
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$38,935	$38,935	$38,935	$-	$-
Investment securities available for sale	714,263	714,263	-	713,263	1,000
Investment securities held to maturity	576,652	584,678	-	584,678	-
Loans held-for-sale	12,267	12,501	-	12,501	-
Net loans receivable	4,645,654	4,630,853	-	-	4,630,853
FHLB Stock	64,190	-	-	-	-
Interest receivable	19,360	19,360	11	5,278	14,071
Interest rate swaps	3,856	3,856		3,856

Financial liabilities:
Deposits	4,147,610	4,152,558	1,943,154	-	2,209,404
Borrowings	1,321,982	1,337,560	-	-	1,337,560
Interest payable on deposits	3,106	3,106	367	-	2,739
Interest payable on borrowings	3,899	3,899	-	-	3,899
Interest rate swaps	140	140	-	140	-

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

20.     COMPREHENSIVE INCOME

The components of accumulated other comprehensive income included in stockholders’ equity at December 31, 2019 and June 30, 2019 are as follows:

	December 31,	June 30,
	2019	2019
	(In Thousands)
Net unrealized gain on securities available for sale	$9,290	$1,975
Tax effect	(2,624)	(573)
Net of tax amount	6,666	1,402

Net unrealized loss on securities available for sale transferred to held to maturity	-	(596)
Tax effect	-	175
Net of tax amount	-	(421)

Fair value adjustments on derivatives	2,430	3,716
Tax effect	(715)	(1,094)
Net of tax amount	1,715	2,622

Benefit plan adjustments	(603)	(1,083)
Tax effect	177	319
Net of tax amount	(426)	(764)

Total accumulated other comprehensive income	$7,955	$2,839

Other comprehensive (loss) income and related tax effects for the three and six months ended December 31, 2019 and December 31, 2018 are presented in the following table:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
	(In Thousands)		(In Thousands)
Net unrealized holding (loss) gain on securities available for sale	$(2,844)	$(2,644)	$7,313	$(3,671)

Amortization of net unrealized holding loss on securities available for sale transferred to held to maturity (1)	-	40	596	167

Net realized (gain) loss on sale and call of securities available for sale	(11)	-	2	-

Fair value adjustments on derivatives	1,844	(11,615)	(1,286)	(9,772)

Benefit plans:
Amortization of actuarial loss	5	11	10	22
Net actuarial loss (2)	-	-	470	(59)
Net change in benefit plan accrued expense	5	11	480	(37)

Other comprehensive (loss) income before taxes	(1,006)	(14,208)	7,105	(13,313)
Tax effect (3)	271	4,192	(1,989)	3,580
Total other comprehensive (loss) income	$(735)	$(10,016)	$5,116	$(9,733)

(1)	Represents amounts reclassified out of accumulated other comprehensive income and included in interest income on taxable securities.
(2)	Represents amounts reclassified out of accumulated other comprehensive income and included in the computation of net periodic pension expense. See Note 17 – Benefit Plans for additional information.
(3)

The amounts included in income taxes for items reclassified out of accumulated other comprehensive income totaled $(1) and $143 for the three and six months ended December 31, 2019, respectively, and $3 and $23 for the three and six months ended December 31, 2018, respectively.

21.     REVENUE RECOGNITION

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

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within non-interest income. The following table presents the Company’s sources of non-interest income for the three and six months ended December 31, 2019 and 2018.  Sources of revenue outside the scope of ASC 606 are noted as such.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
	(In Thousands)		(In Thousands)
Non-interest income:
Deposit-related fees and charges	$463	$375	$939	$750
Loan-related fees and charges (1)	1,682	883	2,674	1,681
Gain (loss) on sale and call of securities (1)	11	-	(3)	-
Gain on sale of loans (1)	668	101	1,273	233
(Loss) gain on sale and write down of other real estate owned	(28)	36	(28)	(14)
Income from bank owned life insurance (1)	1,576	1,599	3,156	3,193
Electronic banking fees and charges (interchange income)	293	277	611	527
Miscellaneous (1)	(111)	38	(106)	121
Total non-interest income	$4,554	$3,309	$8,516	$6,491

(1)	Not within the scope of ASC 606.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q may include certain forward-looking statements based on current management expectations. Such forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may”, “will”, “believe”, “expect”, “estimate”, “anticipate”, “continue”, or similar terms or variations on those terms, or the negative of those terms. The actual results of the Company could differ materially from those management expectations.  This includes statements regarding the planned merger of MSB Financial Corp. (“MSBF”) with and into the Company, with the Company surviving the merger as the surviving corporation (the “Merger”). Factors that could cause future results to vary from current management expectations include, but are not limited to, the inability to obtain approvals and/or meet the other closing conditions required to close the Merger in a timely manner, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities and failure to integrate or profitably operate acquired businesses. Additional potential factors include changes in interest rates, deposit flows, cost of funds, demand for loan products and financial services, competition and changes in the quality or composition of loan and investment portfolios of the Company. Other factors that could cause future results to vary from current management expectations include changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices.  Further description of the risks and uncertainties to the business are included in the Company’s other filings with the Securities and Exchange Commission and under Item 1A. Risk Factors of the Quarterly Report on Form 10-Q.

Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Proposed Acquisition of MSBF

On December 18, 2019, the Company and MSBF, the holding company for Millington Bank, announced that the companies had entered into a definitive agreement pursuant to which the Company will acquire MSBF. Consideration will be paid to MSBF stockholders in a combination of stock and cash. Under the terms of merger agreement MSBF will merge with and into the Company and each outstanding share of MSBF common stock will be exchanged for 1.3 shares of the Company’s common stock or $18.00 in cash. MSBF stockholders may elect cash or stock, or a combination thereof, subject to proration to ensure that, in the aggregate, 10% of MSBF shares will be converted into cash and 90% of MSBF shares will be converted into the Company’s common stock. Upon closing, the Company’s stockholders holders will own approximately 94% of the combined company and MSBF stockholders will own approximately 6% of the combined company.

As of December 31, 2019, MSBF had approximately $593.1 million of assets, gross loans of $513.7 million and deposits of $472.8 million and operated four New Jersey branches located in Somerset and Morris counties. The required approvals to complete this transaction include MSBF shareholder approval, regulatory approval, and the effectiveness of the registration statement to be filed by the Company with respect to the common stock to be issued in the transaction. The Merger is expected to close during the second calendar quarter of 2020.

Comparison of Financial Condition at December 31, 2019 and June 30, 2019

Executive Summary.  Total assets decreased by $24.4 million to $6.61 billion at December 31, 2019 from $6.63 billion at June 30, 2019.  The net decrease in total assets primarily reflected decreases in the balance of net loans receivable and loans held-for-sale that were partially offset by increases in investment securities, cash and cash equivalents and other assets.

Investment Securities.  Investment securities classified as available for sale increased by $687.9 million to $1.40 billion at December 31, 2019 from $714.3 million at June 30, 2019.  The net increase in the portfolio largely reflected the adoption of ASU 2019-04 on July 1, 2019, upon which the Company reclassified $537.7 million of investment securities from held to maturity to available for sale.  In addition, the net increase in the portfolio reflected security purchases totaling $216.0 million during the six months ended December 31, 2019 and a $7.3 million increase in the fair value of the portfolio to a net unrealized gain of $9.3 million at December 31, 2019 from a net unrealized gain of $2.0 million at June 30, 2019.  The net increase in the portfolio was partially offset by security sales totaling $3.7 million and $69.5 million in cash repayment of principal, net of premium amortization and discount accretion.

Investment securities classified as held to maturity decreased by $540.6 million to $36.1 million at December 31, 2019 from $576.7 million at June 30, 2019.  The decrease in held to maturity securities largely reflected the adoption of ASU 2019-04, as noted above. The decrease in the portfolio also reflected cash repayment of principal, net of discount accretion and premium amortization, totaling $2.9 million for the six months ended December 31, 2019.

Based on its evaluation, management has concluded that no other-than-temporary impairment was present within the investment portfolio as of December 31, 2019 or June 30, 2019.  Additional information regarding investment securities as of those dates is presented in Note 8, Note 9 and Note 10 to the unaudited consolidated financial statements.

Loans Held-for-Sale. Our residential lending team continues to originate residential mortgage loans designated for sale into the secondary market thereby augmenting our sources of non-interest income through the recognition of loan sale gains.  Loans held-for-sale totaled $6.0 million at December 31, 2019 as compared to $12.3 million at June 30, 2019 and are reported separately from the balance of net loans receivable as of those dates.  During the six months ended December 31, 2019, we sold $126.4 million of residential mortgage loans resulting in net sale gains totaling $1.3 million.

Net Loans Receivable.  Loans receivable, net of unamortized premiums, deferred costs and the allowance for loan losses, decreased by $183.9 million to $4.46 billion at December 31, 2019 from $4.65 billion at June 30, 2019.  The decrease in net loans receivable was primarily attributable to elevated levels of loan prepayment activity outpacing new loan origination and purchase volume during the six months ended December 31, 2019.  The detail of the changes in loan portfolio is presented below:

	December 31,	June 30,	Increase/
	2019	2019	(Decrease)
	(In Thousands)
Residential mortgage loans:
One- to four-family residential mortgage	$1,331,301	$1,344,044	$(12,743)
Home equity loans and lines of credit	89,916	96,165	(6,249)
Total residential mortgage loans	1,421,217	1,440,209	(18,992)

Commercial loans:
Multi-family commercial mortgage loans	1,856,591	1,946,391	(89,800)
Nonresidential commercial mortgage loans	1,172,213	1,258,869	(86,656)
Commercial business	67,887	65,763	2,124
Construction	16,221	13,907	2,314
Total commercial loans	3,112,912	3,284,930	(172,018)

Other consumer loans	4,908	5,814	(906)

Total loans	4,539,037	4,730,953	(191,916)

Deferred fees, premiums and other, net	(46,340)	(52,025)	5,685
Allowance for loan losses	(30,937)	(33,274)	2,337

Net loans receivable	$4,461,760	$4,645,654	$(183,894)

Residential mortgage loan origination volume for the six months ended December 31, 2019, excluding loans held-for-sale, totaled $132.1 million, comprising $122.8 million of one- to four-family first mortgage loan originations and $9.3 million of home equity loan and line of credit originations.  Residential mortgage loan originations for the period were augmented with the purchase of one- to four-family first mortgage loans totaling $2.7 million.

Commercial loan origination volume for the six months ended December 31, 2019 totaled $94.9 million, which comprised $70.8 million of commercial mortgage loan originations augmented by $21.7 million of commercial business loan originations and construction loan disbursements totaling $2.4 million.  Commercial loan originations were augmented with the funding of purchased loans totaling $31.6 million during the six months ended December 31, 2019.

Additional information about the Company’s loans at December 31, 2019 and June 30, 2019 is presented in Note 11 to the unaudited consolidated financial statements.

Nonperforming Loans.  Nonperforming loans increased by $1.7 million to $22.0 million, or 0.49% of total loans at December 31, 2019, from $20.3 million, or 0.43% of total loans at June 30, 2019.  Nonperforming loans generally include those loans reported as 90 days and over past due while still accruing and loans reported as nonaccrual with such balances totaling $19,000 and $21.9 million, respectively, at December 31, 2019.

Additional information about the Company’s nonperforming loans at December 31, 2019 and June 30, 2019 is presented in Note 12 to the unaudited consolidated financial statements.

Allowance for Loan Losses.  During the six months ended December 31, 2019, the balance of the allowance for loan losses (“ALLL”) decreased by $2.3 million to $30.9 million at December 31, 2019 from $33.3 million, at June 30, 2019, resulting in an ALLL to total loans ratio of 0.68% and 0.70% as of those dates, respectively. The decrease resulted from a loan loss provision reversal of $2.2 million during the six months ended December 31, 2019 coupled with charge-offs and net of recoveries totaling $90,000 during that same period.

The portion of the allowance for loan losses attributable to loans individually evaluated for impairment decreased by $18,000 to $13,000 at December 31, 2019 from $31,000 at June 30, 2019.  This balance reflected an allowance for impairment on $187,000 of impaired loans while an additional $27.3 million of impaired loans had no allowance.  By comparison, the balance at June 30, 2019 reflected an allowance for impairment on $363,000 of impaired loans while an additional $24.2 million of impaired loans had no allowance for impairment.

The portion of the allowance for loan losses attributable to loans collectively evaluated for impairment decreased by $2.3 million to $30.9 million at December 31, 2019 from $33.2 million at June 30, 2019.  This decrease was attributable to changes in a combination of historical and environmental loss factors.  With regard to historical loss factors, our loan portfolio experienced an annualized net charge-off rate of 0.00% for the six months ended December 31, 2019, a decrease of two basis points from the 0.02% rate for the year ended June 30, 2019.  The annual average net charge off rate for June 30, 2019 had previously decreased by one basis point from 0.03% for the prior year ended June 30, 2018.  The effect of the net change in historical loss factors resulted in a decrease in the applicable portion of the allowance attributable to these factors of approximately $635,000 to $1.5 million at December 31, 2019 from $2.1 million at June 30, 2019.

With regard to environmental loss factors, the Company made minor adjustments to such factors during the six months ended December 31, 2019 resulting in a $1.7 decrease in the portion of the allowance for loan losses attributable to environmental loss factors to $29.4 million at December 31, 2019 from $31.1 million at June 30, 2019.  This decrease was largely attributable to the decrease in the balance of the unimpaired portion of the loan portfolio coupled with the noted adjustments to environmental loss factors.

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

Additional information about the allowance for loan losses at December 31, 2019 and June 30, 2019 is presented in Note 12 to the unaudited consolidated financial statements.

Other Assets.  The aggregate balance of other assets, including premises and equipment, FHLB stock, interest receivable, goodwill, core deposit intangibles, bank owned life insurance, deferred income taxes, other real estate owned and other assets, increased by $15.5 million to $662.6 million at December 31, 2019 from $647.1 million at June 30, 2019.

The increase in other assets primarily reflected the adoption of a new accounting standard that requires leases to be recognized on our Consolidated Statements of Condition as a right of use asset and lease liability. Our operating lease right of use asset totaled approximately $17.0 million as of December 31, 2019.  The remaining increases and decreases in other assets for the six months ended December 31, 2019 generally reflected normal operating fluctuations in their respective balances.

Additional information about the Company’s operating lease right of use asset at December 31, 2019 is presented in Note 13 to the unaudited consolidated financial statements.

Deposits.  Total deposits increased by $41.2 million to $4.19 billion at December 31, 2019 from $4.15 billion at June 30, 2019.  The net increase in deposit balances reflected a $38.2 million increase in interest-bearing deposits coupled with a $3.0 million increase in non-interest-bearing deposits.  The increase in interest-bearing deposits reflected increases in interest-bearing checking accounts and savings accounts totaling $217.0 million and $38.7 million, respectively, which were partially offset by a decrease in the balance of certificates of deposits totaling $217.5 million.

The net increase in deposit balances for the six months ended December 31, 2019 was comprised of changes in the balances of retail deposits as well as non-retail deposits acquired through various wholesale channels.  In conjunction with our ongoing strategy to realign our deposit base in favor of core deposits, retail deposits increased by $232.4 million to $4.08 billion at December 31, 2019 from $3.85 billion at June 30, 2019 while wholesale deposits decreased $191.2 million to $110.7 million at December 31, 2019 from $301.9 million at June 30, 2019.

The balance of wholesale deposits, as of December 31, 2019, included $42.1 million of brokered certificates of deposit and $68.6 million of listing service time deposits.

Additional information about the Company’s deposits at December 31, 2019 and June 30, 2019 is presented in Note 14 to the unaudited consolidated financial statements.

Borrowings.  The balance of borrowings decreased by $46.9 million to $1.28 billion at December 31, 2019 from $1.32 billion at June 30, 2019.  The decrease in borrowings primarily reflected maturities of $30.0 million of long-term FHLB advances, a $15.0 million decrease in overnight borrowings and a $2.7 million decrease in depositor sweep account balances.

Additional information about the Company’s borrowings at December 31, 2019 and June 30, 2019 is presented in Note 15 to the unaudited consolidated financial statements.

Other Liabilities.  The balance of other liabilities increased by $13.9 million to $52.0 million at December 31, 2019 from $38.1 million at June 30, 2019. The increase in other liabilities primarily reflected the adoption of a new accounting standard that requires leases to be recognized on our Consolidated Statements of Condition as a right of use asset and lease liability, as noted above.  Our operating lease liability totaled approximately $17.5 million as of December 31, 2019.

Additional information about the Company’s operating lease liability at December 31, 2019 is presented in Note 13 to the unaudited consolidated financial statements.

Stockholders’ Equity.  Stockholders’ equity decreased by $32.6 million to $1.09 billion at December 31, 2019 from $1.13 billion at June 30, 2019 largely reflecting the impact of our share repurchases during the first six months of fiscal 2020.  In March 2019 we announced our fourth share repurchase program through which we authorized the repurchase of 9,218,324 shares, or 10%, of our outstanding shares as of that date.

During the six months ended December 31, 2019, we repurchased 3,900,051 shares of our common stock at a total cost of $52.3 million and an average cost of $13.40 per share. The shares of common stock repurchased during the period represented 42.3% of the total shares to be repurchased under our fourth share repurchase program. Cumulatively, the Company has repurchased a total of 6,982,294 shares or 75.7% of the shares to be repurchased under its fourth share repurchase program at a total cost of $93.6 million and at an average cost of $13.40 per share.

The net decrease in stockholders’ equity was partially offset by net income of $22.0 million, or $0.26 per share, for the six months ended December 31, 2019 from which we declared and paid regular quarterly cash dividends totaling $0.13 per share. Cash dividends declared and paid during the six months ended December 31, 2019 reduced stockholders’ equity by $10.8 million.

The change in stockholders’ equity also reflected a $5.1 million increase in accumulated other comprehensive income during the six months ended December 31, 2019.

Analysis of Net Interest Income

Net interest income represents the difference between income we earn on our interest-earning assets and the expense we pay on interest-bearing liabilities. Net interest income depends on the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned on such assets and paid on such liabilities.

Average Balance Sheet and Yields. The following tables reflect the components of the average balance sheet and of net interest income for the periods indicated. We derived the average yields and costs by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented with daily balances used to derive average balances.  No tax equivalent adjustments have been made to yield or costs.  Non-accrual loans were included in the calculation of average balances, however interest receivable on these loans has been fully reserved for and therefore not included in interest income. The yields and costs set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense and exclude the impact of prepayment penalties, which are recorded to non-interest income.

	For the Three Months Ended December 31,
	2019				2018
	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$4,547,126		$45,608	4.01%	$4,758,587		$49,015	4.12%
Taxable investment securities (2)	1,244,475		9,698	3.12	1,158,720		9,051	3.12
Tax-exempt securities (2)	125,187		666	2.13	135,453		713	2.11
Other interest-earning assets (3)	117,811		1,210	4.11	87,916		1,243	5.66
Total interest-earning assets	6,034,599		57,182	3.79	6,140,676		60,022	3.91
Non-interest-earning assets	590,746				587,921
Total assets	$6,625,345				$6,728,597

Interest-bearing liabilities:
Interest-bearing demand	$982,163		$3,172	1.29	$792,989		$1,930	0.97
Savings	813,626		1,652	0.81	743,676		912	0.49
Certificates of deposit	2,063,066		10,766	2.09	2,214,932		9,885	1.79
Total interest-bearing deposits	3,858,855		15,590	1.62	3,751,597		12,727	1.36
Borrowings	1,290,330		6,985	2.17	1,412,751		7,946	2.25
Total interest-bearing liabilities	5,149,185		22,575	1.75	5,164,348		20,673	1.60
Non-interest-bearing liabilities (4)	373,640				352,539
Total liabilities	5,522,825				5,516,887
Stockholders' equity	1,102,520				1,211,710
Total liabilities and stockholders' equity	$6,625,345				$6,728,597

Net interest income			$34,607				$39,349
Interest rate spread (5)				2.04%				2.31%
Net interest margin (6)				2.29%				2.56%
Ratio of interest-earning assets to interest-bearing liabilities	1.17	X			1.19	X

(1)

Loans held-for-sale and non-accruing loans have been included in loans receivable and the effect of such inclusion was not material. Allowance for loan losses has been included in non-interest-earning assets.

(2)	Fair value adjustments have been excluded in the balances of interest-earning assets.
(3)	Includes interest-bearing deposits at other banks and FHLB of New York capital stock.
(4)	Includes average balances of non-interest-bearing deposits of $320,161,000 and $315,165,000, for the three months ended December 31, 2019, and 2018, respectively.
(5)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

	For the Six Months Ended December 31,
	2019				2018
	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$4,601,659		$94,208	4.09%	$4,660,481		$96,452	4.14%
Taxable investment securities (2)	1,196,087		19,026	3.18	1,169,687		17,930	3.07
Tax-exempt securities (2)	127,263		1,359	2.14	135,755		1,429	2.11
Other interest-earning assets (3)	121,462		2,488	4.10	100,272		2,417	4.82
Total interest-earning assets	6,046,471		117,081	3.87	6,066,195		118,228	3.90
Non-interest-earning assets	588,286				591,964
Total assets	$6,634,757				$6,658,159

Interest-bearing liabilities:
Interest-bearing demand	$933,003		$6,053	1.30	$790,568		$3,615	0.91
Savings	806,404		3,182	0.79	745,710		1,687	0.45
Certificates of deposit	2,121,199		22,410	2.11	2,130,964		17,964	1.69
Total interest-bearing deposits	3,860,606		31,645	1.64	3,667,242		23,266	1.27
Borrowings	1,288,744		14,142	2.19	1,401,922		15,433	2.20
Total interest-bearing liabilities	5,149,350		45,787	1.78	5,069,164		38,699	1.53
Non-interest-bearing liabilities (4)	377,179				355,093
Total liabilities	5,526,529				5,424,257
Stockholders' equity	1,108,228				1,233,902
Total liabilities and stockholders' equity	$6,634,757				$6,658,159

Net interest income			$71,294				$79,529
Interest rate spread (5)				2.09%				2.37%
Net interest margin (6)				2.36%				2.62%
Ratio of interest-earning assets to interest-bearing liabilities	1.17	X			1.20	X

(1)

Loans held-for-sale and non-accruing loans have been included in loans receivable and the effect of such inclusion was not material. Allowance for loan losses has been included in non-interest-earning assets.

(2)	Fair value adjustments have been excluded in the balances of interest-earning assets.
(3)	Includes interest-bearing deposits at other banks and FHLB of New York capital stock.
(4)	Includes average balances of non-interest-bearing deposits of $320,401,000 and $314,639,000, for the six months ended December 31, 2019, and 2018, respectively.
(5)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Comparison of Operating Results for the Three Months Ended December 31, 2019 and December 31, 2018

Net Income.  Net income for the three months ended December 31, 2019 was $10.7 million, or $0.13 per diluted share compared to $10.8 million, or $0.12 per diluted share for the three months ended December 31, 2018. The decrease in net income reflected a decrease in net-interest income, as detailed above, that was partially offset by an increase in non-interest income and decreases in non-interest expense and the provision for loan losses.  Collectively, these factors contributed to an overall decrease in pre-tax income and a corresponding decrease in the provision for income taxes.

Net income for the quarter ended December 31, 2019 was impacted by a non-recurring increase of $153,000 in non-interest expense and a non-recurring decrease of $236,000 in non-interest income which were recognized in conjunction with the Company’s previously completed branch consolidations.  In addition, net income reflected the Company’s recognition of certain merger-related expenses totaling $219,000 related to its proposed acquisition of MSBF, as noted earlier.

Net Interest Income.  Net interest income decreased by $4.7 million to $34.6 million for the three months ended December 31, 2019. The decrease between the comparative periods resulted from a decrease of $2.8 million in interest income coupled with an increase of $1.9 million in interest expense.

Net interest rate spread declined by 27 basis points to 2.04% for the quarter ended December 31, 2019. The decrease in the net interest rate spread reflected a 12 basis points decrease in the average yield on interest-earning assets to 3.79% and a 15 basis points increase in the average cost of interest-bearing liabilities to 1.75%.

The factors resulting in the decrease in our net interest rate spread also affected our net interest margin.  In total, our net interest margin decreased 27 basis points to 2.29% for the three months ended December 31, 2019.

Interest Income.  Total interest income decreased by $2.8 million to $57.2 million for the three months ended December 31, 2019.  The decrease in interest income partly reflected a $106.1 million decrease in the average balance of interest-earning assets and a 12 basis point decrease in their yield to 3.79%.  Interest income on loans decreased by $3.4 million to $45.6 million for the three months ended December 31, 2019.  The decrease in interest income on loans was primarily attributable to a $211.5 million decrease in the average balance of loans to $4.55 billion during the three months ended December 31, 2019. The average yield on loans decreased 11 basis points to 4.01%.

The increase in interest income on interest-earning assets, excluding loans, was due to the increase in interest income on taxable investment securities.  The increase in interest income on taxable investment securities was primarily attributable to an $85.8 increase in the their average balance while the average yield remained stable at 3.12% for the three months ended December 31, 2019 and December 31, 2018.  The average yield on other interest earning assets decreased by 155 basis points to 4.11% for the three months ended December 31, 2019, primarily due to a decrease in the average yield on the balances of our interest-bearing deposits at other banks and FHLB stock holdings.

Interest Expense.  Total interest expense increased by $1.9 million to $22.6 million for the three months ended December 31, 2019.  The increase in interest expense reflected a 15 basis point increase in the average cost of interest-bearing liabilities to 1.75% partially offset by a $15.2 million decrease in the average balance of interest-bearing liabilities to $5.15 billion for the three months ended December 31, 2019.

Interest expense attributed to deposits increased $2.9 million to $15.6 million for the three months ended December 31, 2019.  The increase in interest expense was attributable to increases in the average balance and average cost of interest-bearing deposits.  The average balance of interest-bearing deposits increased $107.3 million to $3.86 billion for the three months ended December 31, 2019, while the average cost of interest-bearing deposits increased 26 basis points to 1.62% for that same period.

Interest expense attributed to borrowings decreased by $961,000 to $7.0 million for the three months ended December 31, 2019.  The decrease in interest expense was attributable to a decrease in the average balance and a decrease in the average cost of borrowings. The average balance of borrowings decreased $122.4 million to $1.29 billion for the three months ended December 31, 2019 while the average cost of borrowings decreased 8 basis points to 2.17% for that same period.

Provision for Loan Losses.  The provision for loan losses decreased by $2.4 million to a provision reversal of $1.5 million for the three months ended December 31, 2019 compared to a provision expense of $971,000 for the three months ended December 31, 2018.  The decrease largely reflected the effects of a decrease in the outstanding balance of the loan portfolio that was collectively evaluated for impairment during the quarter ended December 31, 2019, compared to a net increase in that portion of the portfolio for the quarter ended December 31, 2018.

Additional information regarding the allowance for loan losses and the associated provisions recognized during the three months ended December 31, 2019 and 2018 is presented in Note 12 to the unaudited consolidated financial statements as well as the Comparison of Financial Condition at December 31, 2019 and June 30, 2019.

Non-Interest Income.  Non-interest income increased by $1.2 million to $4.6 million for the three months ended December 31, 2019, reflecting the effects of several offsetting factors.

Fees and service charges increased by $887,000 to $2.1 million for the three months ended December 31, 2019.  The increase primarily reflected an increase in loan-related fees attributable to an increase in commercial loan prepayment activity.

We recognized a net gain of $11,000 on the sale and call of securities during the three months ended December 31, 2019 while there were no such gains recorded during the earlier comparative period.

Gain on sale of loans increased by $567,000 to $668,000 for the three months ended December 31, 2019. The increase in loan sale gains primarily reflected an increase in the volume of residential mortgage loans originated and sold between comparative periods.

We recognized a net loss of $28,000 related to the write down and sale of other real estate owned (“OREO”) during the three months ended December 31, 2019 compared to a net gain of $36,000 during the earlier comparative period.

Miscellaneous non-interest income decreased by $149,000, to a net loss of $111,000 for the three months ended December 31, 2019.  The decrease primarily reflected $236,000 of non-recurring losses on asset disposals recognized in conjunction with the Company’s previously completed branch consolidations.

The remaining changes in the other components of non-interest income between comparative periods generally reflected normal operating fluctuations within those line items.

Non-Interest Expenses.  Total non-interest expense decreased by $843,000 to $26.4 million for the three months ended December 31, 2019.

Salaries and employee benefits expense decreased by $525,000 to $15.2 million for the three months ended December 31, 2019.  The net decrease in salaries and employee benefits expense reflected decreases in wages and salaries attributable to the reduction in staffing levels associated with the previously completed branch consolidations as well as reductions in bonus compensation, employee stock-based compensation and payroll tax expense. These decreases were partially offset by increases in employee severance, employee benefit expense and ESOP expense.

Net occupancy expense of premises increased by $321,000 to $3.1 million for the three months ended December 31, 2019.  This increase was largely attributable to $331,000 of lease termination costs recognized in conjunction with branch consolidations.

Equipment and systems expense decreased by $331,000 to $3.0 million for the three months ended December 31, 2019.  This decrease was largely attributable to a decrease of $395,000 in core processing and $138,000 in telecommunication delivery channel expense partially offset by increases in other technology infrastructure costs.  The reduction in core processing expense was attributable to $551,000 of non-recurring information technology expenses recognized by the Company, in the earlier comparative period, in conjunction with the conversion and integration of the core processing system of an acquired institution.

Advertising and marketing expense increased by $103,000 to $890,000 for the three months ended December 31, 2019.  This increase largely reflected changes in advertising expenses across a variety of advertising formats including outdoor and electronic media reflecting normal fluctuations in the timing of certain campaigns supporting our loan and deposit growth initiatives.

For the three months ended December 31, 2019, the Company recorded no expense associated with FDIC insurance premiums compared to $421,000 for the three months ended December 31, 2018.  No expense was recorded in the current period as a result of the FDIC’s Deposit Insurance Fund Reserve Ratio having reached a pre-established threshold defined by federal regulation.  Upon reaching this threshold qualifying banks with total consolidated assets of less than $10 billion were awarded assessment credits to be utilized towards their FDIC insurance premiums.

Directors’ compensation expense increased by $23,000 to $769,000 for the three months ended December 31, 2019.  The increase in expense primarily reflected an increase in director stock-based compensation.

Merger-related expenses increased by $219,000 and were related to the Company’s pending acquisition of MSBF, as noted above.

Miscellaneous expense decreased by $232,000 to $3.2 million for the three months ended December 31, 2019. The decrease in expense was largely attributable to the recovery of asset write-down costs totaling $288,000 which were recognized in conjunction with branch consolidations. The decrease in expense also reflected decreases in consulting expense, education expense and OREO expense that were partially offset by increases in loan expense and bad debt expense.

Provision for Income Taxes.  The provision for income taxes decreased by $102,000 to $3.5 million for the three months ended December 31, 2019.  The decrease in income tax expense primarily reflected the underlying differences in the level of the taxable portion of pre-tax income between comparative periods. Our effective tax rates for the three month periods ended December 31, 2019 and December 31, 2018 were 25.0% and 25.3% which, in relation to statutory income tax rates, reflected the effects of recurring sources of tax-favored income included in pre-tax income.

Comparison of Operating Results for the Six Months Ended December 31, 2019 and December 31, 2018

Net Income.  Net income for the six months ended December 31, 2019 was $22.0 million, or $0.26 per diluted share compared to $21.9 million, or $0.23 per diluted share for the six months ended December 31, 2018. The increase in net income reflected an increase in non-interest income, a decrease in the provision for loan losses and a decrease in non-interest expense that were partially offset by a decrease in net interest income, as detailed above.  Collectively, these factors contributed to an overall increase in pre-tax income and a corresponding increase in the provision for income taxes.

Net income for the six months ended December 31, 2019 was impacted by a non-recurring increase of $720,000 in non-interest expense and a non-recurring decrease of $342,000 in non-interest income which were recognized in conjunction with the Company’s previously completed branch consolidations.  In addition, net income reflected the Company’s recognition of certain merger-related expenses totaling $219,000 related to its proposed acquisition of MSBF, as noted above.

Net Interest Income.  Net interest income decreased by $8.2 million to $71.3 million for the six months ended December 31, 2019. The decrease between the comparative periods resulted from a decrease of $1.1 million in interest income and an increase of $7.1 million in interest expense.

Net interest rate spread declined by 28 basis points to 2.09% for the six months ended December 31, 2019. The decrease in the net interest rate spread reflected a 3 basis points decrease in the average yield on interest-earning assets to 3.87% and a 25 basis points increase in the average cost of interest-bearing liabilities to 1.78%.

The factors resulting in the decrease in our net interest rate spread also affected our net interest margin.  In total, our net interest margin decreased 26 basis points to 2.36% for the six months ended December 31, 2019.

Interest Income.  Total interest income decreased by $1.1 million to $117.1 million for the six months ended December 31, 2019.  The decrease in interest income partly reflected a $19.7 million decrease in the average balance of interest-earning assets and a three basis point decrease in their yield to 3.87%.  Interest income on loans decreased by $2.2 million to $94.2 million for the six months ended December 31, 2019. The decrease in interest income on loans was primarily attributable to a $58.8 million decrease in the average balance of loans to $4.60 billion during the six months ended December 31, 2019. The average yield on loans decreased five basis points to 4.09%.

The increase in interest income on interest-earning assets, excluding loans, was primarily due to the increase in interest income on taxable investment securities.  The average yield on taxable investment securities increased by 11 basis points to 3.18% for the six months ended December 31, 2019, primarily attributable to an increase in the yield on our floating rate investment securities. The average yield on other interest earning assets decreased by 72 basis points to 4.10% for the six months ended December 31, 2019, primarily due to a decrease in the average yield on the balances of our interest-bearing deposits at other banks and FHLB stock holdings.

Interest Expense.  Total interest expense increased by $7.1 million to $45.8 million for the six months ended December 31, 2019.  The increase in interest expense partly reflected an $80.2 million increase in the average balance of interest-bearing liabilities to $5.15 billion for the six months ended December 31, 2019, while also reflecting a 25 basis point increase in the average cost of interest-bearing liabilities to 1.78%.

Interest expense attributed to deposits increased $8.4 million to $31.6 million for the six months ended December 31, 2019.  The increase in this interest expense was attributable to increases in the average balance and average cost of interest-bearing deposits.  The average balance of interest-bearing deposits increased $193.4 million to $3.86 billion for the six months ended December 31, 2019, while the average cost of interest-bearing deposits increased 37 basis points to 1.64% for that same period.

Interest expense attributed to borrowings decreased by $1.3 million to $14.1 million for the six months ended December 31, 2019.  The decrease in this interest expense was attributable to a decrease in the average balance and a decrease in the average cost of borrowings. The average balance of borrowings decreased $113.2 million to $1.29 billion for the six months ended December 31, 2019, while the average cost of borrowings decreased one basis point to 2.19% for that same period.

Provision for Loan Losses.  The provision for loan losses decreased by $5.3 million to a provision reversal of $2.2 million for the six months ended December 31, 2019 compared to a provision expense of $3.1 million for the six months ended December 31, 2018.  The decrease largely reflected the effects of a decrease in the outstanding balance of the loan portfolio that was collectively evaluated for impairment during the six months ended December 31, 2019, compared to a net increase in that portion of the portfolio for the six months ended December 31, 2018.

Additional information regarding the allowance for loan losses and the associated provisions recognized during the six months ended December 31, 2019 and 2018 is presented in Note 12 to the unaudited consolidated financial statements as well as the Comparison of Financial Condition at December 31, 2019 and June 30, 2019.

Non-Interest Income.  Non-interest income increased by $2.0 million to $8.5 million for the six months ended December 31, 2019, reflecting the effects of several offsetting factors.

Fees and service charges increased by $1.2 million to $3.6 million for the six months ended December 31, 2019.  The increase primarily reflected an increase in loan-related fees attributable to an increase in commercial loan prepayment activity.

We recognized a net loss of $3,000 on the sale and call of securities during the six months ended December 31, 2019 while there were no such transactions recorded during the earlier comparative period.

Gain on sale of loans increased by $1.0 million to $1.3 million for the six months ended December 31, 2019. The increase in loan sale gains primarily reflected an increase in the volume of residential mortgage loans originated and sold between comparative periods.

The Company incurred a net loss of $28,000 related to the write down and sale of OREO during the six months ended December 31, 2019 compared to a net loss of $14,000 during the earlier comparative period.

Miscellaneous non-interest income decreased by $227,000 to a net loss of $106,000 for the six months ended December 31, 2019.  The decrease primarily reflected $342,000 of non-recurring losses on asset disposals recognized in conjunction with the Company’s previously completed branch consolidations.

The remaining changes in the other components of non-interest income between comparative periods generally reflected normal operating fluctuations within those line items.

Non-Interest Expenses.  Total non-interest expense decreased by $1.1 million to $52.7 million for the six months ended December 31, 2019.

Salaries and employee benefits expense decreased by $390,000 to $31.0 million for the six months ended December 31, 2019.  The net decrease in salaries and employee benefits expense reflected decreases in incentive compensation, employee overtime, bonus, and employee stock-based compensation expenses. These decreases were partially offset by increases in wages and salaries, employee severance, employee benefit expense, ESOP expense and payroll taxes.

Net occupancy expense of premises increased by $554,000 to $6.1 million for the six months ended December 31, 2019.  This increase was largely attributable to $517,000 of non-recurring lease termination costs recognized in conjunction with the branch consolidations coupled with an increase in facility lease expenses arising from costs associated with forthcoming branch additions and relocations.  Partially offsetting these increases were decreases in ongoing facility repairs and maintenance expenses.

Equipment and systems expense decreased by $168,000 to $6.1 million for the six months ended December 31, 2019.  This decrease in expense was largely attributable to a decrease of $381,000 in core processing and $216,000 in telecommunication delivery channel expense partially offset by increases in other technology infrastructure costs.  The reduction in core processing expense was attributable to $551,000 of non-recurring information technology expenses recognized by the Company, in the earlier comparative period, in conjunction with the conversion and integration of the core processing system of an acquired institution.

Advertising and marketing expense increased by $61,000 to $1.4 million for the six months ended December 31, 2019.  This increase largely reflected changes in advertising expenses across a variety of advertising formats including outdoor and electronic media reflecting normal fluctuations in the timing of certain campaigns supporting our loan and deposit growth initiatives.

For the six months ended December 31, 2019, the Company recorded no expense associated with FDIC insurance premiums compared to $886,000 for the six months ended December 31, 2018.  No expense was recorded in the current period as a result of the FDIC’s Deposit Insurance Fund Reserve Ratio having reached a pre-established threshold defined by federal regulation.  Upon reaching this threshold qualifying banks with total consolidated assets of less than $10 billion were awarded assessment credits to be utilized towards their FDIC insurance premiums.

Directors’ compensation expense increased by $35,000 to $1.5 million for the six months ended December 31, 2019.  The increase in expense primarily reflected an increase in director-related expenses associated to stock based compensation.

Merger-related expenses increased by $219,000 and were related to the Company’s pending acquisition of MSBF, as noted above.

Miscellaneous expense decreased by $481,000 to $6.4 million for the six months ended December 31, 2019. The decrease in expense was largely attributable to the recovery of asset write-down costs totaling $288,000 which were recognized in conjunction with branch consolidations.  The decrease in expense also reflected decreases in consulting expense and audit and accounting fees that were partially offset by increases in loan expense.

Provision for Income Taxes.  The provision for income taxes increased by $56,000 to $7.4 million for the six months ended December 31, 2019.  The increase in income tax expense primarily reflected the underlying differences in the level of the taxable portion of pre-tax income between comparative periods. Our effective tax rates for the six month periods ended December 31, 2019 and December 31, 2018 were 25.1% and 25.0% which, in relation to statutory income tax rates, reflected the effects of recurring sources of tax-favored income included in pre-tax income.

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

The Bank is required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure a safe operation. The balance of our cash and cash equivalents increased by $2.9 million to $41.8 million at December 31, 2019 from $38.9 million at June 30, 2019.  Notwithstanding the increase in the balances of cash and cash equivalents during the period, the Company continues its ongoing effort to enhance earnings by generally limiting the level of lower-yielding, short-term liquid assets to the levels needed to meet its day-to-day funding obligations and overall liquidity risk management objectives.  Short-term investments qualifying as liquid assets are supplemented by our portfolio of securities classified as available for sale whose balances at December 31, 2019 included $1.40 billion of investment securities that can readily be sold if necessary.

At December 31, 2019, the Company had outstanding commitments to originate and purchase loans totaling approximately $50.5 million while such commitments totaled $27.7 million at June 30, 2019.  As of those same dates, the Company’s pipeline of loans held for sale included $31.3 million and $46.2 million of loans in process whose terms included interest rate locks to borrowers that were paired with a non-binding, best-efforts, commitment to sell the loan to a buyer at a fixed price and within a predetermined timeframe after the sale commitment is established.

Construction loans in process and unused lines of credit were $5.1 million and $72.9 million, respectively, at December 31, 2019 compared to $3.9 million and $78.5 million, respectively, at June 30, 2019. The Company is also subject to the contingent liabilities resulting from letters of credit whose outstanding balances totaled $274,000 and $612,000 at December 31, 2019 and June 30, 2019, respectively.

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

Deposits increased $41.2 million to $4.19 billion at December 31, 2019 from $4.15 billion at June 30, 2019.  The net increase in deposit balances reflected a $38.2 million increase in interest-bearing deposits coupled with a $3.0 million increase in non-interest-bearing deposits.  Borrowings from the FHLB of New York and other sources are generally available to supplement the Bank’s liquidity position and, to the extent that maturing deposits do not remain with us, management may replace such funds with borrowings.  As of December 31, 2019, the Bank’s outstanding balance of FHLB advances, excluding fair value adjustments, totaled $1.26 billion.  In addition to FHLB advances, we have other borrowings totaling $6.1 million at December 31, 2019 representing collateralized overnight sweep account balances linked to customer demand deposits and $15.0 million in other overnight borrowings.

We have the capacity to borrow additional funds from the FHLB, through a line of credit or by taking short-term or long-term advances. Such borrowings are an option available to management if funding needs change or to modify the effective duration of liabilities. As of December 31, 2019, the Bank’s borrowing potential at the FHLB of New York was $1.58 billion without pledging additional collateral.  We also have the capacity to borrow additional funds, on an unsecured basis, via lines of credit we have established with a variety of other financial institutions.  As of December 31, 2019, the available borrowing capacity under those lines of credit totaled $655.0 million.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of December 31, 2019, the Company and the Bank exceeded all capital requirements of federal banking regulators.

The following table sets forth the Bank’s capital position at December 31, 2019 and June 30, 2019, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At December 31, 2019
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$797,058	21.07%	$302,656	8.00%	$378,320	10.00%
Tier 1 capital (to risk-weighted assets)	766,121	20.25%	226,992	6.00%	302,656	8.00%
Common equity tier 1 capital (to risk-weighted assets)	766,121	20.25%	170,244	4.50%	245,908	6.50%
Tier 1 capital (to adjusted total assets)	766,121	12.01%	255,165	4.00%	318,956	5.00%

	At June 30, 2019
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$787,219	19.50%	$322,974	8.00%	$403,718	10.00%
Tier 1 capital (to risk-weighted assets)	753,945	18.68%	242,231	6.00%	322,974	8.00%
Common equity tier 1 capital (to risk-weighted assets)	753,945	18.68%	181,673	4.50%	262,417	6.50%
Tier 1 capital (to adjusted total assets)	753,945	11.78%	256,116	4.00%	320,145	5.00%

The following table sets forth the Company’s capital position at December 31, 2019 and June 30, 2019, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At December 31, 2019
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$902,243	23.74%	$304,025	8.00%
Tier 1 capital (to risk-weighted assets)	871,306	22.93%	228,019	6.00%
Common equity tier 1 capital (to risk-weighted assets)	871,306	22.93%	171,014	4.50%
Tier 1 capital (to adjusted total assets)	871,306	13.62%	255,951	4.00%

	At June 30, 2019
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$941,319	23.22%	$324,246	8.00%
Tier 1 capital (to risk-weighted assets)	908,045	22.40%	243,184	6.00%
Common equity tier 1 capital (to risk-weighted assets)	908,045	22.40%	182,388	4.50%
Tier 1 capital (to adjusted total assets)	908,045	14.14%	256,856	4.00%

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

Off-Balance Sheet Arrangements

In the normal course of our business of investing in loans and securities we are a party to financial instruments with off-balance-sheet risk.  These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to extend credit to meet the financing needs of our customers. We had no significant off-balance sheet commitments for capital expenditures as of December 31, 2019.

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

For both earnings and capital at risk our interest rate risk analysis calculates a base case scenario that assumes no change in interest rates. The model then measures changes throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve up and down 100, 200 and 300 basis points with additional scenarios modeled where appropriate. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates. The relatively low level of interest rates prevalent at December 31, 2019 and June 30, 2019 precluded the modeling of certain falling rate scenarios.

The following tables present the results of our internal EVE analysis as of December 31, 2019 and June 30, 2019, respectively:

	December 31, 2019
	Economic Value of Equity ("EVE")			EVE as a % of Present Value of Assets
Change in Interest Rates	$ Amount of EVE	$ Change in EVE	% Change in EVE	EVE Ratio	Change in EVE Ratio
	(Dollars in Thousands)
+300 bps	704,098	(128,367)	(15)%	11.96%	(108)	bps
+200 bps	753,183	(79,282)	(10)%	12.44%	(59)	bps
+100 bps	806,062	(26,403)	(3)%	12.94%	(9)	bps
0 bps	832,465	-	-	13.03%	-
-100 bps	803,031	(29,434)	(4)%	12.34%	(70)	bps

	June 30, 2019
	Economic Value of Equity ("EVE")			EVE as a % of Present Value of Assets
Change in Interest Rates	$ Amount of EVE	$ Change in EVE	% Change in EVE	EVE Ratio	Change in EVE Ratio
	(Dollars in Thousands)
+300 bps	733,887	(172,135)	(19)%	12.44%	(168)	bps
+200 bps	795,855	(110,167)	(12)%	13.12%	(100)	bps
+100 bps	859,686	(46,336)	(5)%	13.77%	(35)	bps
0 bps	906,022	-	-	14.12%	-
-100 bps	892,775	(13,247)	(1)%	13.63%	(49)	bps
-200 bps	800,049	(105,973)	(12)%	12.11%	(201)	bps

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

The following tables present the results of our internal NII analysis as of December 31, 2019 and June 30, 2019, respectively:

			December 31, 2019
			Net Interest Income ("NII")
Change in Interest Rates	Balance Sheet Composition	Measurement Period	$ Amount of NII	$ Change in NII	% Change in NII
			(Dollars In Thousands)
+300 bps	Static	One Year	$131,595	$(11,645)	(8.13)%
+200 bps	Static	One Year	135,474	(7,766)	(5.42)
+100 bps	Static	One Year	139,966	(3,274)	(2.29)
0 bps	Static	One Year	143,240	-	-
-100 bps	Static	One Year	142,481	(759)	(0.53)

			June 30, 2019
			Net Interest Income ("NII")
Change in Interest Rates	Balance Sheet Composition	Measurement Period	$ Amount of NII	$ Change in NII	% Change in NII
			(Dollars In Thousands)
+300 bps	Static	One Year	$131,190	$(16,118)	(10.94)%
+200 bps	Static	One Year	136,883	(10,425)	(7.08)
+100 bps	Static	One Year	143,007	(4,301)	(2.92)
0 bps	Static	One Year	147,308	-	-
-100 bps	Static	One Year	148,011	703	0.48
-200 bps	Static	One Year	146,927	(381)	(0.26)

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

During the quarter ended December 31, 2019, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	Legal Proceedings

At December 31, 2019, neither the Company nor the Bank were involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

ITEM 1A.	Risk Factors

The Risk Factors noted below are in addition to the Risk Factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2019, previously filed with the Securities and Exchange Commission. The Risk Factors below relate to the planned Merger of MSBF and the Company.

The Merger may be terminated in accordance with its terms or the Merger may not be completed for other reasons, in which case we will not realize the anticipated benefits of the Merger.

The merger agreement with MSBF is subject to a number of conditions that must be fulfilled in order to close. These conditions include MSBF shareholder approval, regulatory approval, the continued accuracy of certain representations and warranties by both parties and the performance by both parties of certain covenants and agreements.  In addition, under certain circumstances the parties may choose to terminate the merger agreement in accordance with its terms.  There can be no assurance that the conditions to closing the Merger will be fulfilled or that the Merger will be completed. If we do not complete the Merger, we will not realize the anticipated benefits of the Merger.

Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the Merger.

Before the Merger and the bank merger may be completed, the Company and MSBF must obtain approvals (or waivers) from the Federal Reserve Board, the Federal Deposit Insurance Corporation and the Department of Banking and Insurance of the State of New Jersey. Other approvals, waivers or consents from regulators may also be required. In determining whether to grant these approvals the regulators consider a variety of factors, including the regulatory standing of each party. An adverse development in either party’s regulatory standing or other factors could result in an inability to obtain approval or delay their receipt. These regulators may impose conditions on the completion of the Merger or the bank merger or require changes to the terms of the Merger or the bank merger. Such conditions or changes could have the effect of delaying or preventing completion of the Merger or the bank merger or imposing additional costs on or limiting the revenues of the combined company following the Merger and the bank merger, any of which might have an adverse effect on the combined company following the Merger.

The success of the Merger and integration of the Company and MSBF will depend on a number of uncertain factors.

The success of the Merger and the ability to realize the anticipated benefits will depend on a number of factors, including:

•	our ability to integrate the branches acquired from MSBF (which we refer to as the “acquired branches”) into our current operations;

•	our ability to limit the outflow of deposits held by customers of the acquired branches and to successfully retain and manage interest-earning assets acquired in the Merger;

•	our ability to control the incremental non-interest expense of the acquired branches in a manner that enables us to maintain a favorable overall efficiency ratio;

•	our ability to retain and attract the appropriate personnel to staff the acquired branches; and

•	our ability to earn acceptable levels of interest and non-interest income, including fee income, from the acquired branches.

Integrating the acquired branches will be an operation of significant size and expense, and may be affected by general market and economic conditions or government actions affecting the financial industry generally. Integration efforts will also likely divert our management’s attention and resources. We may not be able to integrate the acquired branches successfully, and the integration process could result in the loss of key employees, the disruption of ongoing business, or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the Merger. We may also encounter unexpected difficulties or costs during the integration that could adversely affect our earnings and financial condition, perhaps materially. Additionally, the operation of the acquired branches may adversely affect our existing profitability, we may not be able to achieve results in the future similar to those achieved by the existing banking business or we may not be able to manage growth resulting from the Merger effectively.

Combining the Company and MSBF may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the Merger may not be realized.

The Company and MSBF have operated and, until the completion of the Merger, will continue to operate, independently. The success of the Merger, including anticipated benefits and cost savings, will depend, in part, on the Company’s ability to successfully combine and integrate the businesses of the Company and MSBF in a manner that permits growth opportunities and does not materially disrupt the existing customer relations nor result in decreased revenues due to loss of customers. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the Merger. The loss of key employees could adversely affect the Company’s ability to successfully conduct its business, which could have an adverse effect on the Company’s financial results and the value of its common stock. If the Company experiences difficulties with the integration process, the anticipated benefits of the Merger may not be realized fully or at all, or may take longer to realize than expected. As with any Merger of financial institutions, there also may be business disruptions that cause the Company and/or MSBF to lose customers or cause customers to remove their accounts from the Company and/or MSBF and move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of MSBF and the Company during this transition period and for an undetermined period after completion of the Merger on the combined company.  In addition, the actual cost savings of the Merger could be less than anticipated.

The combined company may be unable to retain Company and/or MSBF personnel successfully after the Merger is completed.

The success of the Merger will depend in part on the combined company’s ability to retain the talents and dedication of key employees currently employed by the Company and MSBF. It is possible that these employees may decide not to remain with the Company or MSBF, as applicable, while the Merger is pending or with the combined company after the Merger is consummated. If key employees terminate their employment, or if an insufficient number of employees are retained to maintain effective operations, the combined company’s business activities may be adversely affected and management’s attention may be diverted from successfully integrating MSBF to hiring suitable replacements, all of which may cause the combined company’s business to suffer. In addition, the Company and MSBF may not be able to locate suitable replacements for any key employees who leave either company, or to offer employment to potential replacements on reasonable terms.

Failure to complete the Merger could negatively impact our stock prices, future business and financial results.

There can be no assurance that our announced Merger with MSBF will be completed. If the Merger is not completed, our ongoing business may be adversely affected and we will be subject to a number of risks, including the following:

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

In addition, if the Merger is not completed, we may experience negative reactions from the financial markets and from customers and employees. We also could be subject to litigation related to any failure to complete the Merger or to proceedings commenced by us against MSBF seeking damages or to compel MSBF to perform its obligations under the merger agreement. These factors and similar risks could have an adverse effect on our results of operation, business and stock price.

Our stockholders will have a reduced ownership interest after the Merger and will exercise less influence over the combined organization.

Our stockholders currently have the right to vote in the election of members for our board of directors and on various other matters affecting us. Upon the completion of the Merger, our stockholders will own approximately 94% of stock in the combined company and MSBF stockholders will own approximately 6% of the combined company.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The following table reports information regarding repurchases of the Company’s common stock during the quarter ended December 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2019	628,000	$13.29	628,000	3,182,530
November 1-30, 2019	455,000	$14.16	455,000	2,727,530
December 1-31, 2019	491,500	$14.00	491,500	2,236,030

Total	1,574,500	$13.76	1,574,500	2,236,030

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
101

The following materials from the Company’s Form 10-Q for the quarter ended December 31, 2019, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

KEARNY FINANCIAL CORP.

Date: February 7, 2020	By:	/s/ Craig L. Montanaro
Craig L. Montanaro
President and Chief Executive Officer
(Duly authorized officer and Principal Executive Officer)

Date: February 7, 2020	By:	/s/ Keith Suchodolski
Keith Suchodolski
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)