Form 10-Q
period 2020-03-31
Kearny Financial Corp.
filed 2020-05-08
CIK 1617242

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 4, 2020.

$0.01 par value common stock — 83,663,192 shares outstanding

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Share and Per Share Data)

	March 31,	June 30,
	2020	2019
	(Unaudited)
Assets
Cash and amounts due from depository institutions	$20,200	$19,032
Interest-bearing deposits in other banks	39,252	19,903
Cash and cash equivalents	59,452	38,935
Investment securities available for sale, at fair value	1,476,344	714,263
Investment securities held to maturity (fair value $35,433 and $584,678, respectively)	34,618	576,652
Loans held-for-sale	11,245	12,267
Loans receivable, including unaccreted yield adjustments of $(42,461) and $(52,025), respectively	4,562,512	4,678,928
Less: allowance for loan losses	(37,191)	(33,274)
Net loans receivable	4,525,321	4,645,654
Premises and equipment	58,985	56,854
Federal Home Loan Bank ("FHLB") of New York stock	59,324	64,190
Accrued interest receivable	19,036	19,360
Goodwill	210,895	210,895
Core deposit intangibles	4,242	5,160
Bank owned life insurance	260,843	256,155
Deferred income tax assets, net	27,150	25,367
Other real estate owned	178	-
Other assets	26,200	9,077
Total Assets	$6,773,833	$6,634,829

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest-bearing	$321,824	$309,063
Interest-bearing	3,931,430	3,838,547
Total deposits	4,253,254	4,147,610
Borrowings	1,384,025	1,321,982
Advance payments by borrowers for taxes	16,492	16,887
Other liabilities	50,390	21,191
Total Liabilities	5,704,161	5,507,670

Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 800,000,000 shares authorized; 83,664,427 shares and 89,125,655 shares issued and outstanding, respectively	837	891
Paid-in capital	721,474	787,394
Retained earnings	380,671	366,679
Unearned employee stock ownership plan shares; 3,010,464 shares and 3,160,987 shares, respectively	(29,185)	(30,644)
Accumulated other comprehensive (loss) income	(4,125)	2,839
Total Stockholders' Equity	1,069,672	1,127,159
Total Liabilities and Stockholders' Equity	$6,773,833	$6,634,829

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Interest Income
Loans	$46,603	$48,116	$140,811	$144,568
Taxable investment securities	10,526	9,511	29,552	27,441
Tax-exempt investment securities	547	710	1,906	2,139
Other interest-earning assets	1,100	1,320	3,588	3,737
Total Interest Income	58,776	59,657	175,857	177,885

Interest Expense
Deposits	14,768	14,114	46,413	37,380
Borrowings	6,398	6,905	20,540	22,338
Total Interest Expense	21,166	21,019	66,953	59,718
Net Interest Income	37,610	38,638	108,904	118,167
Provision for (reversal of) loan losses	6,270	(179)	4,023	2,892
Net Interest Income after Provision for (Reversal of) Loan Losses	31,340	38,817	104,881	115,275

Non-Interest Income
Fees and service charges	1,338	1,674	4,951	4,105
Gain (loss) on sale and call of securities	2,234	(182)	2,231	(182)
Gain on sale of loans	565	151	1,838	384
Loss on sale and write down of other real estate owned	-	(6)	(28)	(20)
Income from bank owned life insurance	1,532	1,560	4,688	4,753
Electronic banking fees and charges	309	253	920	780
Miscellaneous	223	226	117	347
Total Non-Interest Income	6,201	3,676	14,717	10,167

Non-Interest Expense
Salaries and employee benefits	15,537	15,350	46,488	46,691
Net occupancy expense of premises	2,685	2,979	8,736	8,476
Equipment and systems	2,672	3,053	8,807	9,356
Advertising and marketing	612	739	2,037	2,103
Federal deposit insurance premium	-	455	-	1,341
Directors' compensation	771	770	2,310	2,274
Merger-related expenses	285	-	504	-
Debt extinguishment expenses	2,156	-	2,156	-
Miscellaneous	3,344	3,425	9,695	10,257
Total Non-Interest Expense	28,062	26,771	80,733	80,498
Income before Income Taxes	9,479	15,722	38,865	44,944
Income tax expense	225	4,305	7,589	11,613
Net Income	$9,254	$11,417	$31,276	$33,331

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net Income per Common Share (EPS)
Basic	$0.11	$0.13	$0.38	$0.36
Diluted	$0.11	$0.13	$0.38	$0.36
Weighted Average Number of Common Shares Outstanding
Basic	81,339	89,488	82,981	92,370
Diluted	81,358	89,532	83,016	92,419

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In Thousands, Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net Income	$9,254	$11,417	$31,276	$33,331
Other Comprehensive Loss, net of tax:
Net unrealized gain on securities available for sale	2,705	3,637	7,968	1,121
Amortization of net unrealized loss on securities available for sale transferred to held to maturity	-	38	421	168
Net realized (gain) loss on sale and call of securities available for sale	(1,575)	128	(1,574)	128
Fair value adjustments on derivatives	(13,213)	(5,034)	(14,120)	(12,366)
Benefit plan adjustments	3	8	341	(7)
Total Other Comprehensive Loss	(12,080)	(1,223)	(6,964)	(10,956)
Total Comprehensive (Loss) Income	$(2,826)	$10,194	$24,312	$22,375

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three and Nine Months Ended March 31, 2019

(In Thousands, Unaudited)

	Common Stock		Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Income	Total
Balance - December 31, 2018	93,772	$938	$848,145	$356,993	$(31,617)	$8,802	$1,183,261

Net income	-	-	-	11,417	-	-	11,417
Other comprehensive loss, net of income tax expense	-	-	-	-	-	(1,223)	(1,223)
ESOP shares committed to be released (50 shares)	-	-	161	-	487	-	648
Stock option exercise	21	-	152	-	-	-	152
Stock option expense	-	-	538	-	-	-	538
Share repurchases	(2,446)	(24)	(32,364)	-	-	-	(32,388)
Issuance of shares for stock benefit plans	148	1	(1)	-	-	-	-
Restricted stock plan shares earned (71 shares)	-	-	1,044	-	-	-	1,044
Cash dividends declared ($0.06 per common share)	-	-	-	(5,338)	-	-	(5,338)
Balance - March 31, 2019	91,495	$915	$817,675	$363,072	$(31,130)	$7,579	$1,158,111

	Common Stock		Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Income	Total
Balance - June 30, 2018	99,626	$996	$922,711	$359,096	$(32,590)	$18,535	$1,268,748

Cumulative effect of change in accounting principle for the adoption of ASU 2017-08	-	-	-	(531)	-	-	(531)
Balance - July 1, 2018, as adjusted for change in accounting principle	99,626	996	922,711	358,565	(32,590)	18,535	1,268,217
Net income	-	-	-	33,331	-	-	33,331
Other comprehensive loss, net of income tax expense	-	-	-	-	-	(10,956)	(10,956)
ESOP shares committed to be released (150 shares)	-	-	527	-	1,460	-	1,987
Stock option exercise	21	-	152	-	-	-	152
Stock option expense	-	-	1,533	-	-	-	1,533
Share repurchases	(8,231)	(81)	(109,416)	-	-	-	(109,497)
Issuance of shares under stock benefit plans	233	2	(2)	-	-	-	-
Restricted stock plan shares earned (213 shares)	-	-	3,112	-	-	-	3,112
Cancellation of shares issued for restricted stock awards	(154)	(2)	(942)	-	-	-	(944)
Cash dividends declared ($0.31 per common share)	-	-	-	(28,824)	-	-	(28,824)
Balance - March 31, 2019	91,495	$915	$817,675	$363,072	$(31,130)	$7,579	$1,158,111

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three and Nine Months Ended March 31, 2020

(In Thousands, Unaudited)

	Common Stock		Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Loss	Total
Balance - December 31, 2019	85,150	$851	$737,539	$377,896	$(29,671)	$7,955	$1,094,570

Net income	-	-	-	9,254	-	-	9,254
Other comprehensive loss, net of income tax	-	-	-	-	-	(12,080)	(12,080)
ESOP shares committed to be released (50 shares)	-	-	95	-	486	-	581
Stock option expense	-	-	465	-	-	-	465
Share repurchases	(1,476)	(14)	(17,514)	-	-	-	(17,528)
Restricted stock plan shares earned (70 shares)	-	-	1,025	-	-	-	1,025
Cancellation of shares issued for restricted stock awards	(10)	-	(136)	-	-	-	(136)
Cash dividends declared ($0.08 per common share)	-	-	-	(6,479)	-	-	(6,479)
Balance - March 31, 2020	83,664	$837	$721,474	$380,671	$(29,185)	$(4,125)	$1,069,672

	Common Stock		Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Loss	Total
Balance - June 30, 2019	89,126	$891	$787,394	$366,679	$(30,644)	$2,839	1,127,159

Net income	-	-	-	31,276	-	-	31,276
Other comprehensive loss, net of income tax benefit	-	-	-	-	-	(6,964)	(6,964)
ESOP shares committed to be released (150 shares)	-	-	475	-	1,459	-	1,934
Stock option expense	-	-	1,382	-	-	-	1,382
Share repurchases	(5,376)	(53)	(69,729)	-	-	-	(69,782)
Restricted stock plan shares earned (208 shares)	-	-	3,024	-	-	-	3,024
Cancellation of shares issued for restricted stock awards	(86)	(1)	(1,072)	-	-	-	(1,073)
Cash dividends declared ($0.21 per common share)	-	-	-	(17,284)	-	-	(17,284)
Balance - March 31, 2020	83,664	$837	$721,474	$380,671	$(29,185)	$(4,125)	$1,069,672

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Unaudited)

	Nine Months Ended
	March 31,
	2020	2019
Cash Flows from Operating Activities:
Net income	$31,276	$33,331
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	3,404	3,190
Net accretion of premiums, discounts and loan fees and costs	(6,716)	(8,479)
Deferred income taxes and valuation allowance	1,145	3,698
Amortization of intangible assets	918	825
Amortization (accretion) of benefit plans’ unrecognized net gain	485	(25)
Provision for loan losses	4,023	2,892
Loss on write-down and sales of other real estate owned	28	20
Loans originated for sale	(173,436)	(33,716)
Proceeds from sale of mortgage loans held-for-sale	176,269	33,911
Gain on sale of mortgage loans held-for-sale, net	(1,811)	(328)
Realized (gain) loss on sale and call of investment securities available for sale	(2,231)	182
Proceeds from sale of SBA loans	497	922
Realized gain on sale of SBA loans	(27)	(56)
Realized loss on disposition of premises and equipment	342	17
Increase in cash surrender value of bank owned life insurance	(4,688)	(4,753)
ESOP, stock option plan and restricted stock plan expenses	6,340	6,632
Decrease (increase) in interest receivable	324	(1,816)
(Increase) decrease in other assets	(20,444)	3,134
(Decrease) increase in interest payable	(3,237)	3,574
Increase (decrease) in other liabilities	17,652	(4,132)
Net Cash Provided by Operating Activities	30,113	39,023

Cash Flows from Investing Activities:
Purchases of:
Investment securities available for sale	(487,898)	(113,686)
Investment securities held to maturity	-	(55,247)
Proceeds from:
Repayments/calls/maturities of investment securities available for sale	111,194	60,377
Repayments/calls/maturities of investment securities held to maturity	4,155	52,286
Sales of investment securities available for sale	164,299	51,989
Purchase of loans	(41,816)	(63,305)
Net decrease (increase) in loans receivable	165,642	(87,023)
Proceeds from the sale of other real estate owned	-	496
Purchase of interest rate caps	(1,476)	-
Additions to premises and equipment	(6,272)	(5,349)
Proceeds from cash settlement of premises and equipment	395	108
Purchase of FHLB stock	(2,250)	(10,215)
Redemption of FHLB stock	7,116	4,931
Net Cash Used in Investing Activities	$(86,911)	$(164,638)

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands, Unaudited)

	Nine Months Ended
	March 31,
	2020	2019
Cash Flows from Financing Activities:
Net increase in deposits	106,500	65,640
Repayment of term FHLB advances	(2,633,146)	(2,309,586)
Proceeds from term FHLB advances	2,525,000	2,427,000
Net increase in other short-term borrowings	167,935	8,430
Net decrease in advance payments by borrowers for taxes	(395)	(880)
Repurchase and cancellation of common stock of Kearny Financial Corp.	(69,782)	(109,497)
Cancellation of shares repurchased on vesting to pay taxes	(1,073)	(944)
Exercise of stock options	-	152
Dividends paid	(17,724)	(29,404)
Net Cash Provided by Financing Activities	77,315	50,911
Net Increase (Decrease) in Cash and Cash Equivalents	20,517	(74,704)
Cash and Cash Equivalents - Beginning	38,935	128,864
Cash and Cash Equivalents - Ending	$59,452	$54,160

Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Income taxes, net of refunds	$8,029	$4,633
Interest	$70,189	$56,144

Non-cash investing and financing activities:
Acquisition of real estate owned in settlement of loans	$206	$-

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
Operating lease right-of-use assets	$17,243	$-
Operating lease liabilities	$17,758	$-

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of Kearny Financial Corp. (the “Company”), its wholly-owned subsidiary, Kearny Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries, CJB Investment Corp. and KFS Insurance Services, Inc. The Company conducts its business principally through the Bank. Management prepared the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), including the elimination of all significant inter-company accounts and transactions during consolidation.

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, income, comprehensive (loss) income, changes in stockholders’ equity and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the unaudited consolidated financial statements have been included. The results of operations for the three-month and nine-month periods ended March 31, 2020 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

The data in the consolidated statement of financial condition for June 30, 2019 was derived from the Company’s 2019 Annual Report on Form 10-K. That data, along with the interim unaudited financial information presented in the consolidated statements of financial condition, income, comprehensive (loss) income, changes in stockholders’ equity and cash flows should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s 2019 Annual Report on Form 10-K.

Risks and Uncertainties

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The COVID-19 pandemic has adversely affected, and may continue to adversely affect local, national and global economic activity. Actions taken to help mitigate the spread of COVID-19 include restrictions on travel, localized quarantines, and government-mandated closures of certain businesses. The spread of the outbreak has caused significant disruptions to the U.S. economy and has disrupted banking and other financial activity in the areas in which the Company operates.

On March 3, 2020, the Federal Open Market Committee reduced the targeted federal funds interest rate range by 50 basis points to 1.00 percent to 1.25 percent. This range was further reduced to 0 percent to 0.25 percent on March 16, 2020. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted to, among other provisions, provide emergency assistance for individuals, families and businesses affected by the COVID-19 pandemic. These reductions in interest rates and other effects of the COVID-19 pandemic may materially and adversely affect the Company's financial condition and results of operations in future periods. It is unknown how long the adverse conditions associated with the COVID-19 pandemic will last and what the complete financial effect will be to the Company.  It is possible that estimates made in the financial statements could be materially and adversely impacted as a result of these conditions, including estimates regarding expected credit losses on loans receivable, other-than-temporary impairment of investment securities and impairment of goodwill.

Goodwill

Goodwill represents the excess cost over fair value of the net assets of institutions acquired in purchase transactions. Goodwill is evaluated annually or during interim periods when a triggering event occurs which indicates that the fair value of the reporting unit may be below its carrying amount.  At March 31, 2020, due to the impact of COVID-19, including the deterioration of economic conditions and the decline in the market price of many publicly traded securities, including the common stock of the Company, management determined that a triggering event had occurred. This triggering event necessitated the qualitative evaluation of goodwill impairment.  Upon completion of that evaluation the Company determined that, as of March 31, 2020 it was more likely than not that the fair value of the Company’s single reporting unit exceed its carrying amount and therefore goodwill was not impaired.

If an impairment loss is determined to exist in the future, such loss will be reflected as an expense in the consolidated statements of income in the period in which the impairment loss is determined.

2.     NET INCOME PER COMMON SHARE (“EPS”)

Basic EPS is based on the weighted average number of common shares actually outstanding, including both vested and unvested restricted stock awards, adjusted for Employee Stock Ownership Plan (“ESOP”) shares not yet committed to be released. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable or which could be converted into common stock, if dilutive, using the treasury stock method. Shares issued and reacquired during any period are weighted for the portion of the period they were outstanding.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended			Nine Months Ended
	March 31, 2020			March 31, 2020
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)			(In Thousands, Except Per Share Data)

Net income	$9,254			$31,276
Basic earnings per share, income available to common stockholders	$9,254	81,339	$0.11	$31,276	82,981	$0.38
Effect of dilutive securities:
Stock options		19			35
	$9,254	81,358	$0.11	$31,276	83,016	$0.38

	Three Months Ended			Nine Months Ended
	March 31, 2019			March 31, 2019
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)			(In Thousands, Except Per Share Data)

Net income	$11,417			$33,331
Basic earnings per share, income available to common stockholders	$11,417	89,488	$0.13	$33,331	92,370	$0.36
Effect of dilutive securities:
Stock options		44			49
	$11,417	89,532	$0.13	$33,331	92,419	$0.36

Stock options for 3,115,000 and 3,299,000 shares of common stock were not considered in computing diluted earnings per share at March 31, 2020 and March 31, 2019, respectively, because they were considered anti-dilutive.

3.     SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of March 31, 2020, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date this document was filed.

4.    PROPOSED ACQUISITION OF MSB FINANCIAL CORP.

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

As of March 31, 2020, MSBF had approximately $600.4 million of assets, gross loans of $528.9 million and deposits of $447.4 million and operated four New Jersey branches located in Somerset and Morris counties.  The required approvals to complete this transaction include MSBF shareholder approval, regulatory approval, and the continued effectiveness of the registration statement filed by the Company with respect to the common stock to be issued in the transaction.  The merger is expected to close late in the quarter ended June 30, 2020 or early in the quarter ended September 30, 2020.  A special meeting of MSBF stockholders has been scheduled for May 28, 2020.

5.    MERGER RELATED EXPENSES

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

6.     RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The ASU requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model, referred to as the current expected credit loss (“CECL”) model. Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. An allowance will be established for loans that have been acquired in a business combination that currently do not have an allowance.  As of March 31, 2020, approximately $972.4 million of acquired loans do not have an allowance.

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

Further, the ASU made certain targeted amendments to the existing impairment model for available-for-sale (“AFS”) debt securities. For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis.  For public business entities that are SEC filers and not smaller reporting companies, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of July 1, 2020 (i.e. modified retrospective approach).  The Company has selected a third party firm to assist in the development of a CECL program, and has selected a software model to assist in the calculation of the allowance for loan losses in preparation for the change to the expected loss model. The Company is continuing its evaluation of this ASU including the potential impact on its consolidated financial statements.  The extent of change is indeterminable at this time as it will be dependent upon portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time.  Upon adoption, any impact to the allowance for credit losses, currently allowance for loan and lease losses, will have an offsetting impact on retained earnings, and be net of tax.  The CARES Act offers insured depository institutions, as defined in Section 3 of the Federal Deposit Insurance Act, optional temporary relief from applying CECL.  These depository institutions are not required to comply with CECL during the period beginning on the date of enactment of the CARES Act and ending on the earlier of the termination of the national emergency declared under the National Emergencies Act, related to the outbreak of COVID-19, and December 31, 2020. The Company is currently evaluating the impact of electing this temporary relief.

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

7.     SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains and losses and fair values of debt and mortgage-backed securities available for sale at March 31, 2020 and June 30, 2019 and stratification by contractual maturity of debt securities available for sale at March 31, 2020 are presented below as of the dates indicated.  As of July 1, 2019, the Company adopted ASU 2019-04 and reclassified $537.7 million of securities held to maturity to securities available for sale.  See Note 6, Recent Accounting Pronouncements, for further details regarding the adoption of ASU 2019-04.

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Investment securities available for sale:
Debt securities:
Obligations of state and political subdivisions	$57,360	$791	$-	$58,151
Asset-backed securities	178,379	-	9,277	169,102
Collateralized loan obligations	199,342	-	9,777	189,565
Corporate bonds	162,962	1,208	455	163,715
Trust preferred securities	2,967	-	115	2,852
Total debt securities	601,010	1,999	19,624	583,385

Mortgage-backed securities:
Collateralized mortgage obligations (1)	33,718	953	-	34,671
Residential pass-through securities (1)	588,241	18,872	-	607,113
Commercial pass-through securities (1)	242,345	8,885	55	251,175
Total mortgage-backed securities	864,304	28,710	55	892,959

Total securities available for sale	$1,465,314	$30,709	$19,679	$1,476,344

(1)	Government-sponsored enterprises.

	March 31, 2020
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities available for sale:
Due in one year or less	$25,258	$25,232
Due after one year through five years	83,405	83,237
Due after five years through ten years	193,869	191,781
Due after ten years	298,478	283,135
Total	$601,010	$583,385

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available for sale:
Debt securities:
U.S. agency securities	$3,642	$40	$4	$3,678
Obligations of state and political subdivisions	26,628	323	-	26,951
Asset-backed securities	178,168	1,465	320	179,313
Collateralized loan obligations	209,453	254	1,096	208,611
Corporate bonds	122,929	121	1,026	122,024
Trust preferred securities	3,967	-	211	3,756
Total debt securities	544,787	2,203	2,657	544,333

Mortgage-backed securities:
Collateralized mortgage obligations (1)	21,469	70	149	21,390
Residential pass-through securities (1)	44,611	156	464	44,303
Commercial pass-through securities (1)	101,421	2,816	-	104,237
Total mortgage-backed securities	167,501	3,042	613	169,930

Total securities available for sale	$712,288	$5,245	$3,270	$714,263

(1)	Government-sponsored enterprises.

Sales of securities available for sale were as follows for the periods presented below:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
	(In Thousands)		(In Thousands)
Available for sale securities sold:
Proceeds from sales of securities	$160,653	$51,989	$164,299	$51,989

Gross realized gains	$2,350	$190	$2,363	$190
Gross realized losses	(116)	(372)	(145)	(372)
Net gain (loss) on sales of securities	$2,234	$(182)	$2,218	$(182)

Calls of securities available for sale resulted in gross gains of $13,000 during the nine months ended March 31, 2020.  During the three months ended March 31, 2020 and for the three and nine months ended March 31, 2019 there were no gains or losses recognized on the calls of securities available for sale.

Securities available for sale pledged for borrowings at the FHLB and other institutions, and securities pledged for public funds and other purposes, were as follows as of the dates presented below:

	March 31,	June 30,
	2020	2019
	(In Thousands)
Available for sale securities pledged:
Pledged for borrowings at the FHLB of New York	$159,200	$24,099
Pledged to secure public funds on deposit	9,852	-
Pledged for potential borrowings at the Federal Reserve Bank of New York	387,296	43,623
Pledged as collateral for depositor sweep accounts	7,849	1,322
Total available for sale securities pledged	$564,197	$69,044

8.     SECURITIES HELD TO MATURITY

The amortized cost, gross unrecognized gains and losses and fair values of debt and mortgage-backed securities held to maturity at March 31, 2020 and June 30, 2019 and stratification by contractual maturity of debt securities held to maturity at March 31, 2020 are presented below:

	March 31, 2020
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Investment securities held to maturity:
Debt securities:
Obligations of state and political subdivisions	$34,618	$817	$2	$35,433
Total debt securities	34,618	817	2	35,433

Total securities held to maturity	$34,618	$817	$2	$35,433

	March 31, 2020
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities held to maturity:
Due in one year or less	$7,331	$7,342
Due after one year through five years	18,469	18,811
Due after five years through ten years	8,818	9,280
Total	$34,618	$35,433

	June 30, 2019
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Securities held to maturity:
Debt securities:
Obligations of state and political subdivisions	$104,086	$1,787	$16	$105,857
Corporate bonds	63,086	914	-	64,000
Total debt securities	167,172	2,701	16	169,857

Mortgage-backed securities:
Collateralized mortgage obligations (1)	46,370	568	168	46,770
Residential pass-through securities (1)	166,283	1,961	518	167,726
Commercial pass-through securities (1)	196,816	3,504	6	200,314
Non-agency securities	11	-	-	11
Total mortgage-backed securities	409,480	6,033	692	414,821

Total securities held to maturity	$576,652	$8,734	$708	$584,678

(1)	Government-sponsored enterprises.

There were no sales or calls of securities held to maturity during the three and nine months ended March 31, 2020 and March 31, 2019.

Securities held to maturity pledged for borrowings at the FHLB and other institutions, and securities pledged for public funds and other purposes, were as follows as of the dates presented below:

	March 31,	June 30,
	2020	2019
	(In Thousands)
Held to maturity securities pledged:
Pledged for borrowings at the FHLB of New York	$-	$136,696
Pledged to secure public funds on deposit	-	7,023
Pledged for potential borrowings at the Federal Reserve Bank of New York	34,338	103,419
Pledged as collateral for depositor sweep accounts	-	12,884
Total held to maturity securities pledged	$34,338	$260,022

9.     IMPAIRMENT OF SECURITIES

The following two tables summarize the fair values, gross unrealized and unrecognized losses and the number of securities impaired within the available for sale and held to maturity portfolios at March 31, 2020 and June 30, 2019. The gross unrealized losses, presented by security type, represent temporary impairments of value within each portfolio as of the dates presented. Temporary impairments within the available for sale portfolio have been recognized through other comprehensive loss as reductions in stockholders’ equity on a tax-effected basis.

The tables are followed by a discussion that summarizes the Company’s rationale for recognizing impairments, where applicable, as temporary versus those identified as other-than-temporary. Such rationale is presented by investment type and generally applies consistently to both the available for sale and held to maturity portfolios, except where specifically noted.

	March 31, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale:
Asset-backed securities	$150,005	$8,376	$19,097	$901	$16	$169,102	$9,277
Collateralized loan obligations	69,236	3,409	120,329	6,368	19	189,565	9,777
Corporate bonds	34,922	86	44,615	369	8	79,537	455
Trust preferred securities	-	-	2,852	115	2	2,852	115
Commercial pass-through securities	11,976	55	-	-	1	11,976	55

Total	$266,139	$11,926	$186,893	$7,753	46	$453,032	$19,679

	June 30, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale:
U.S. agency securities	$-	$-	$1,122	$4	5	$1,122	$4
Asset-backed securities	40,211	262	4,934	58	4	45,145	320
Collateralized loan obligations	44,061	75	115,914	1,021	15	159,975	1,096
Corporate bonds	47,486	509	44,462	517	11	91,948	1,026
Trust preferred securities	-	-	2,756	211	2	2,756	211
Collateralized mortgage obligations	-	-	16,369	149	4	16,369	149
Residential pass-through securities	-	-	33,519	464	6	33,519	464

Total	$131,758	$846	$219,076	$2,424	47	$350,834	$3,270

	March 31, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Number of Securities	Fair Value	Unrecognized Losses
	(Dollars in Thousands)
Securities Held to Maturity:
Obligations of state and political subdivisions	$1,279	$2	$-	$-	3	$1,279	$2

Total	$1,279	$2	$-	$-	3	$1,279	$2

	June 30, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Number of Securities	Fair Value	Unrecognized Losses
	(Dollars in Thousands)
Securities Held to Maturity:
Obligations of state and political subdivisions	$274	$1	$7,149	$15	19	$7,423	$16
Collateralized mortgage obligations	-	-	9,347	168	5	9,347	168
Residential pass-through securities	438	1	76,848	517	70	77,286	518
Commercial pass-through securities	-	-	1,852	6	2	1,852	6

Total	$712	$2	$95,196	$706	96	$95,908	$708

In general, if the fair value of a debt security is less than its amortized cost basis at the time of evaluation, the security is impaired and the impairment is to be evaluated to determine if it is other than temporary.  The Company evaluates the impaired securities in its portfolio for possible other-than-temporary impairment (“OTTI”) on at least a quarterly basis.  The following represents the circumstances under which an impaired security is determined to be other-than-temporarily impaired: (i) when the Company intends to sell the impaired debt security; (ii) when the Company more likely than not will be required to sell the impaired debt security before recovery of its amortized cost; or (iii) when an impaired debt security does not meet either of the two conditions above, but the Company does not expect to recover the entire amortized cost of the security.

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

The unrealized losses on the Company’s securities are due to the combined effects of several market-related factors including changes in market interest rates and changes in market credit spreads.  Those market conditions may fluctuate over time resulting in certain securities being impaired for periods in excess of 12 months.  However, the longevity of such impairment is not necessarily reflective of an expectation for an adverse change in cash flows signifying a credit loss. Unrealized losses within the asset-backed securities and collateralized loan obligation categories are reflective of such changes in market credit spreads however are not necessarily indicative of OTTI. No issuers within these investment categories have defaulted on their interest payments, the Company has the stated ability and intent to hold until forecasted recovery those securities so designated and does not intend to sell the temporarily impaired available for sale securities prior to the recovery of their fair value to a level equal to or greater than the Company’s amortized cost.  Furthermore, the Company has concluded that the possibility of being required to sell the securities prior to their anticipated recovery is unlikely.

In light of the factors noted above, the Company does not consider its balance of securities with unrealized losses at March 31, 2020 and June 30, 2019, to be other-than-temporarily impaired as of those dates.

10.     LOANS RECEIVABLE

The following table sets forth the composition of the Company’s loan portfolio at March 31, 2020 and June 30, 2019:

	March 31,	June 30,
	2020	2019
	(In Thousands)
One- to four-family residential mortgage	$1,338,099	$1,344,044

Commercial mortgage:
Multi-family	1,879,907	1,946,391
Nonresidential	1,202,652	1,258,869
Total commercial mortgage	3,082,559	3,205,260

Construction	17,880	13,907

Commercial business	73,922	65,763

Consumer:
Home equity loans and lines of credit	87,909	96,165
Other consumer loans	4,604	5,814
Total consumer	92,513	101,979

Total loans	4,604,973	4,730,953

Unaccreted yield adjustments including net premiums and discounts on purchased and acquired loans and net deferred fees and costs on loans originated	(42,461)	(52,025)

Total loans receivable, net of yield adjustments	$4,562,512	$4,678,928

11.     LOAN QUALITY AND ALLOWANCE FOR LOAN LOSSES

Residential Mortgage Loans in Foreclosure. We may obtain physical possession of one- to four-family real estate collateralizing a residential mortgage loan via foreclosure or through an in-substance repossession.  As of March 31, 2020, we held one single-family property in other real estate owned, with a carrying value of $178,000 that was acquired through foreclosure on a residential mortgage loan.  As of that same date, we held nine residential mortgage loans with aggregate carrying values totaling $1.9 million which were in the process of foreclosure.  Residential mortgage loans in the process of foreclosure at March 31, 2020, were secured by residential properties in the State of New Jersey and New York.

As of June 30, 2019, we held no single-family properties that were acquired through foreclosures on residential mortgage loans.  As of that same date, we held 11 residential mortgage loans with aggregate carrying values totaling $2.1 million which were in the process of foreclosure.

The states of  New Jersey and New York have issued executive orders which declared moratoriums on removing individuals from a residential property as a result of an eviction or foreclosure proceeding. The orders issued will be in effect for at least 60 to 90 days, as applicable.  In response to these orders, on March 28, 2020, the Company temporarily suspended residential property foreclosure sales and evictions.

Loan Quality. The following tables present the balance of the allowance for loan losses at March 31, 2020 and June 30, 2019 based upon the calculation methodology as described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019. The tables identify the valuation allowances attributable to specifically identified impairments on individually evaluated loans, including those acquired with deteriorated credit quality, as well as valuation allowances for impairments on loans evaluated collectively. The tables include the underlying balance of loans receivable applicable to each category as of those dates as well as the activity in the allowance for loan losses for the three and nine months ended March 31, 2020 and March 31, 2019. Unless otherwise noted, the balance of loans reported in the tables below excludes yield adjustments and the allowance for loan loss.

Allowance for Loan Losses
At March 31, 2020

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of allowance for loan losses:
Loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Loans individually evaluated for impairment	8	-	-	-	8	-	-	16
Loans collectively evaluated for impairment	4,747	18,891	10,710	184	1,994	564	85	37,175

Total allowance for loan losses	$4,755	$18,891	$10,710	$184	$2,002	$564	$85	$37,191

Balance of Loans Receivable
At March 31, 2020

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of loans receivable:

Loans acquired with deteriorated credit quality	$78	$-	$-	$-	$223	$-	$-	$301
Loans individually evaluated for impairment	9,512	2,995	23,680	-	5,785	1,614	-	43,586
Loans collectively evaluated for impairment	1,328,509	1,876,912	1,178,972	17,880	67,914	86,295	4,604	4,561,086

Total loans	$1,338,099	$1,879,907	$1,202,652	$17,880	$73,922	$87,909	$4,604	$4,604,973
Unaccreted yield adjustments								(42,461)
Loans receivable, net of yield adjustments								$4,562,512

Allowance for Loan Losses
At June 30, 2019

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of allowance for loan losses:

Loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Loans individually evaluated for impairment	31	-	-	-	-	-	-	31
Loans collectively evaluated for impairment	3,346	16,959	9,672	136	2,467	491	172	33,243

Total allowance for loan losses	$3,377	$16,959	$9,672	$136	$2,467	$491	$172	$33,274

Balance of Loans Receivable
At June 30, 2019

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of loans receivable:

Loans acquired with deteriorated credit quality	$84	$-	$-	$-	$242	$-	$-	326
Loans individually evaluated for impairment	12,545	70	8,900	-	1,213	1,531	-	24,259
Loans collectively evaluated for impairment	1,331,415	1,946,321	1,249,969	13,907	64,308	94,634	5,814	4,706,368

Total loans	$1,344,044	$1,946,391	$1,258,869	$13,907	$65,763	$96,165	$5,814	$4,730,953
Unaccreted yield adjustments								(52,025)
Loans receivable, net of yield adjustments								$4,678,928

Allowance for Loan Losses
Three Months Ended March 31, 2020

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the three months ended March 31, 2020:

At December 31, 2019:	$3,478	$16,060	$8,684	$142	$2,008	$456	$109	$30,937

Total charge offs	-	-	-	-	-	-	(26)	(26)
Total recoveries	-	-	-	-	-	-	10	10
Total provisions	1,277	2,831	2,026	42	(6)	108	(8)	6,270

Total allowance for loan losses	$4,755	$18,891	$10,710	$184	$2,002	$564	$85	$37,191

Allowance for Loan Losses
Nine Months Ended March 31, 2020

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the nine months ended March 31, 2020:

At June 30, 2019:	$3,377	$16,959	$9,672	$136	$2,467	$491	$172	$33,274

Total charge offs	-	-	-	-	-	-	(134)	(134)
Total recoveries	-	-	-	-	-	-	28	28
Total provisions	1,378	1,932	1,038	48	(465)	73	19	4,023

Total allowance for loan losses	$4,755	$18,891	$10,710	$184	$2,002	$564	$85	$37,191

Allowance for Loan Losses
Three Months Ended March 31, 2019

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the three months ended March 31, 2019:

At December 31, 2018:	$2,977	$17,095	$9,918	$305	$2,514	$464	$253	$33,526

Total charge offs	-	-	-	-	(184)	-	(76)	(260)
Total recoveries	-	-	-	-	-	-	18	18
Total provisions	138	(83)	(343)	(156)	234	25	6	(179)

Total allowance for loan losses	$3,115	$17,012	$9,575	$149	$2,564	$489	$201	$33,105

Allowance for Loan Losses
Nine Months Ended March 31, 2019

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the nine months ended March 31, 2019:

At June 30, 2018:	$2,479	$14,946	$9,787	$258	$2,552	$430	$413	$30,865

Total charge offs	(83)	-	(54)	-	(369)	-	(215)	(721)
Total recoveries	-	-	2	-	-	-	67	69
Total provisions	719	2,066	(160)	(109)	381	59	(64)	2,892

Total allowance for loan losses	$3,115	$17,012	$9,575	$149	$2,564	$489	$201	$33,105

The following tables present key indicators of credit quality regarding the Company’s loan portfolio based upon loan classification and contractual payment status at March 31, 2020 and June 30, 2019 based upon the methodology for identifying and reporting such loans as described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Credit-Rating Classification of Loans Receivable
At March 31, 2020

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Pass	$1,325,449	$1,875,819	$1,172,834	$17,880	$67,722	$86,061	$4,587	$4,550,352

Special Mention	281	1,093	5,905	-	2,660	158	1	10,098
Substandard	12,369	2,995	23,913	-	3,540	1,690	14	44,521
Doubtful	-	-	-	-	-	-	2	2

Total loans	$1,338,099	$1,879,907	$1,202,652	$17,880	$73,922	$87,909	$4,604	$4,604,973

Credit-Rating Classification of Loans Receivable
At June 30, 2019

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Pass	$1,328,811	$1,945,205	$1,249,438	$13,907	$59,768	$94,544	$5,776	$4,697,449

Special Mention	629	1,116	-	-	3,894	28	14	5,681
Substandard	14,604	70	9,431	-	2,101	1,593	23	27,822
Doubtful	-	-	-	-	-	-	1	1

Total loans	$1,344,044	$1,946,391	$1,258,869	$13,907	$65,763	$96,165	$5,814	$4,730,953

Contractual Payment Status of Loans Receivable
At March 31, 2020

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Current	$1,331,827	$1,879,907	$1,182,448	$17,880	$73,431	$87,507	$4,589	$4,577,589
Past due:
30-59 days	2,457	-	15,796	-	296	20	3	18,572
60-89 days	661	-	139	-	-	-	-	800
90 days and over	3,154	-	4,269	-	195	382	12	8,012
Total past due	6,272	-	20,204	-	491	402	15	27,384

Total loans	$1,338,099	$1,879,907	$1,202,652	$17,880	$73,922	$87,909	$4,604	$4,604,973

Contractual Payment Status of Loans Receivable
At June 30, 2019

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Current	$1,338,347	$1,946,391	$1,256,892	$13,907	$65,668	$95,793	$5,754	$4,722,752
Past due:
30-59 days	1,680	-	-	-	95	197	25	1,997
60-89 days	473	-	-	-	-	36	13	522
90 days and over	3,544	-	1,977	-	-	139	22	5,682
Total past due	5,697	-	1,977	-	95	372	60	8,201

Total loans	$1,344,044	$1,946,391	$1,258,869	$13,907	$65,763	$96,165	$5,814	$4,730,953

The following tables present information relating to the Company’s nonperforming and impaired loans at March 31, 2020 and June 30, 2019 based upon the methodology for identifying and reporting such loans as described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019. Loans reported as 90 days and over past due accruing in the table immediately below are also reported in the preceding contractual payment status table under the heading 90 days and over past due.

Performance Status of Loans Receivable
At March 31, 2020

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Performing	$1,331,069	$1,876,912	$1,178,972	$17,880	$73,194	$86,958	$4,592	$4,569,577
Nonperforming:
90 days and over past due accruing	-	-	-	-	-	-	12	12
Nonaccrual	7,030	2,995	23,680	-	728	951	-	35,384
Total nonperforming	7,030	2,995	23,680	-	728	951	12	35,396

Total loans	$1,338,099	$1,879,907	$1,202,652	$17,880	$73,922	$87,909	$4,604	$4,604,973

Performance Status of Loans Receivable
At June 30, 2019

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Performing	$1,334,101	$1,946,321	$1,249,969	$13,907	$65,294	$95,299	$5,792	$4,710,683
Nonperforming:
90 days and over past due accruing	-	-	-	-	-	-	22	22
Nonaccrual	9,943	70	8,900	-	469	866	-	20,248
Total nonperforming	9,943	70	8,900	-	469	866	22	20,270

Total loans	$1,344,044	$1,946,391	$1,258,869	$13,907	$65,763	$96,165	$5,814	$4,730,953

Impairment Status of Loans Receivable
At March 31, 2020

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Carrying value of impaired loans:

Non-impaired loans	$1,328,509	$1,876,912	$1,178,972	$17,880	$67,914	$86,295	$4,604	$4,561,086
Impaired loans:
Impaired loans with no allowance for impairment	9,495	2,995	23,680		5,919	1,614	-	43,703
Impaired loans with allowance for impairment:
Recorded investment	95	-	-	-	89	-	-	184
Allowance for impairment	(8)	-	-	-	(8)	-	-	(16)
Balance of impaired loans net of allowance for impairment	87	-	-	-	81	-	-	168
Total impaired loans, excluding allowance for impairment:	9,590	2,995	23,680	-	6,008	1,614	-	43,887

Total loans	$1,338,099	$1,879,907	$1,202,652	$17,880	$73,922	$87,909	$4,604	$4,604,973

Unpaid principal balance of impaired loans:
Total impaired loans	$11,761	$3,544	$25,236	$73	$8,978	$2,004	$-	$51,596

Impairment Status of Loans Receivable
At June 30, 2019

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Carrying value of impaired loans:

Non-impaired loans	$1,331,415	$1,946,321	$1,249,969	$13,907	$64,308	$94,634	$5,814	$4,706,368
Impaired loans:
Impaired loans with no allowance for impairment	12,266	70	8,900	-	1,455	1,531	-	24,222
Impaired loans with allowance for impairment:
Recorded investment	363	-	-	-	-	-	-	363
Allowance for impairment	(31)	-	-	-	-	-	-	(31)
Balance of impaired loans net of allowance for impairment	332	-	-	-	-	-	-	332
Total impaired loans, excluding allowance for impairment:	12,629	70	8,900	-	1,455	1,531	-	24,585

Total loans	$1,344,044	$1,946,391	$1,258,869	$13,907	$65,763	$96,165	$5,814	$4,730,953

Unpaid principal balance of impaired loans:
Total impaired loans	$14,985	$779	$10,200	$73	$3,987	$1,924	$-	$31,948

Impairment Status of Loans Receivable
Three and Nine Months Ended March 31, 2020 and 2019

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(In Thousands)
For the three months ended March 31, 2020:
Average balance of impaired loans	$10,191	$3,028	$12,404	$-	$4,702	$1,649	$-	$31,974
Interest earned on impaired loans	$29	$-	$-	$-	$89	$9	$-	$127

For the nine months ended March 31, 2020:
Average balance of impaired loans	$10,964	$2,144	$10,227	$-	$3,341	$1,566	$-	$28,242
Interest earned on impaired loans	$90	$28	$-	$-	$188	$25	$-	$331

For the three months ended March 31, 2019:
Average balance of impaired loans	$13,766	$86	$8,750	$-	$2,143	$1,540	$-	$26,285
Interest earned on impaired loans	$32	$-	$-	$-	$19	$9	$-	$60

For the nine months ended March 31, 2019:
Average balance of impaired loans	$13,014	$97	$8,039	$-	$2,352	$1,556	$-	$25,058
Interest earned on impaired loans	$97	$-	$-	$-	$48	$26	$-	$171

The following table presents information regarding the restructuring of the Company’s troubled debts during the nine months ended March 31, 2020 and March 31, 2019, and any defaults during those periods of troubled debt restructurings (“TDRs”) that were restructured within 12 months of the date of default.

Troubled Debt Restructurings of Loans Receivable
Nine Months Ended March 31, 2020

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(Dollars in Thousands)
Troubled debt restructuring activity for the nine months ended March 31, 2020:

Number of loans	3	1	1	-	5	1	-	11
Pre-modification outstanding recorded investment	$1,046	$3,062	$521	$-	$4,349	$82	$-	$9,060
Post-modification outstanding recorded investment	982	2,996	517	-	4,415	81	-	8,991
Reserves included in and charge offs against the allowance for loan loss recognized at modification	-	-	-	-	15	-	-	15
	-
Troubled debt restructuring defaults for the nine months ended March 31, 2020:

Number of loans	-	-	1	-	-	-	-	1
Outstanding recorded investment	$-	$-	$517	$-	$-	$-	$-	$517

Troubled Debt Restructurings of Loans Receivable
Nine Months Ended March 31, 2019

	Residential Mortgage	Multi-Family Mortgage	Non- Residential Mortgage	Construction	Commercial Business	Home Equity Loans	Other Consumer	Total
	(Dollars in Thousands)
Troubled debt restructuring activity for the nine months ended March 31, 2019:

Number of loans	5	-	1	-	6	-	-	12
Pre-modification outstanding recorded investment	$1,267	$-	$2,957	$-	$1,468	$-	$-	$5,692
Post-modification outstanding recorded investment	1,309	-	2,955	-	1,488	-	-	5,752
Reserves included in and charge offs against the allowance for loan loss recognized at modification	2	-	2	-	-	-	-	4

Troubled debt restructuring defaults for the nine months ended March 31, 2019:

Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

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

As of March 31, 2020, the weighted average remaining lease term for operating leases was 8.59 years and the weighted average discount rate used in the measurement of operating lease liabilities was 2.51%.

The Company has elected to account for lease and non-lease components separately since such amounts are readily determinable under the Company’s lease contracts.  Total operating lease costs for the three and nine months ended March 31, 2020 was $832,000 and $3.1 million, respectively. Net rent expense for the three and nine months ended March 31, 2019, prior to the adoption of ASU 2016-02 was $794,000 and $2.3 million, respectively.

There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the three and nine months ended March 31, 2020.  At March 31, 2020, the Company had no leases that had not yet commenced.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability at March 31, 2020 is as follows:

March 31,
2020
(In Thousands)
Less than one year	$3,183
After one year but within two years	2,947
After two years but within three years	2,536
After three years but within four years	1,788
After four years but within five years	1,448
Greater than five years	7,739
Total undiscounted cash flows	19,641
Less: discount on cash flows	(2,210)
Total lease liability	$17,431

13.     DEPOSITS

Deposits are summarized as follows:

	March 31,	June 30,
	2020	2019
	(In Thousands)
Non-interest-bearing demand	$321,824	$309,063
Interest-bearing demand	1,134,420	843,432
Savings	848,950	790,658
Certificates of deposits	1,948,060	2,204,457
Total deposits	$4,253,254	$4,147,610

14.     BORROWINGS

Fixed rate advances from the FHLB of New York mature as follows:

	March 31, 2020		June 30, 2019
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars in Thousands)
By remaining period to maturity:
Less than one year	$875,000	1.23%	$873,400	2.49%
One to two years	27,000	2.85	64,046	1.87
Two to three years	-	0.00	62,700	2.46
Three to four years	145,000	3.04	155,000	3.00
Four to five years	103,500	2.65	22,500	2.63
Greater than five years	29,000	2.77	110,000	2.69
Total advances	1,179,500	1.65%	1,287,646	2.54%
Unamortized fair value adjustments	(2,181)		(4,435)
Total advances, net of fair value adjustments	$1,177,319		$1,283,211

At March 31, 2020, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $3.28 billion and $159.2 million, respectively. At June 30, 2019, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $3.04 billion and $160.8 million, respectively.

Borrowings at March 31, 2020 and June 30, 2019 also included overnight borrowings in the form of depositor sweep accounts totaling $6.7 million and $8.8 million, respectively. Borrowings at March 31, 2020 and June 30, 2019 also included other overnight borrowings totaling $200.0 million and $30.0 million, respectively.

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

Fair Values of Derivative Instruments on the Statement of Financial Condition

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Statement of Financial Condition as of March 31, 2020 and June 30, 2019:

	March 31, 2020
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate swaps and caps	Other assets	$535	Other liabilities	$15,372
Total		$535		$15,372

	June 30, 2019
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$3,856	Other liabilities	$140
Total		$3,856		$140

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using derivatives are primarily to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps and caps as part of its interest rate risk management strategy.  These interest rate products are designated as cash flow hedges.  As of March 31, 2020, the Company had a total of 16 interest rate swaps and caps with a total notional amount of $1.18 billion hedging specific wholesale funding positions.

For derivatives designated as cash flow hedges, the gain or loss on the derivative is recorded in other comprehensive income, net of tax, and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate wholesale funding positions.  During the three and nine months ended March 31, 2020, the Company had $417,000 and $2.6 million, respectively, of reclassifications to interest expense.  During the next twelve months, the Company estimates that $6.5 million will be reclassified as an increase in interest expense.

The tables below present the pre-tax effects of the Company’s derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020
	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	(In Thousands)
Derivatives in cash flow hedging relationships:
Interest rate contracts	$(18,324)	Interest expense	$417
Total	$(18,324)		$417

	Nine Months Ended March 31, 2020
	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	(In Thousands)
Derivatives in cash flow hedging relationships:
Interest rate contracts	$(17,405)	Interest expense	$2,623
Total	$(17,405)		$2,623

	Three Months Ended March 31, 2019
	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	(In Thousands)
Derivatives in cash flow hedging relationships:
Interest rate contracts	$(4,982)	Interest expense	$2,159
Total	$(4,982)		$2,159

	Nine Months Ended March 31, 2019
	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	(In Thousands)
Derivatives in cash flow hedging relationships:
Interest rate contracts	$(12,058)	Interest expense	$4,855
Total	$(12,058)		$4,855

Offsetting Derivatives

The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives in the Consolidated Statements of Financial Condition as of March 31, 2020 and June 30, 2019, respectively. The net amounts presented for derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Statements of Financial Condition.

	March 31, 2020
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount
	(In Thousands)
Assets:
Interest rate contracts	$1,267	$(732)	$535	$-	$-	$535
Total	$1,267	$(732)	$535	$-	$-	$535

				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount
	(In Thousands)
Liabilities:
Interest rate contracts	$16,104	$(732)	$15,372	$-	$(14,940)	$432
Total	$16,104	$(732)	$15,372	$-	$(14,940)	$432

	June 30, 2019
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount
	(In Thousands)
Assets:
Interest rate contracts	$5,334	$(1,478)	$3,856	$-	$-	$3,856
Total	$5,334	$(1,478)	$3,856	$-	$-	$3,856

				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount
	(In Thousands)
Liabilities:
Interest rate contracts	$1,618	$(1,478)	$140	$-	$-	$140
Total	$1,618	$(1,478)	$140	$-	$-	$140

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations and could be required to terminate its derivative positions with the counterparty.  The Company also has agreements with its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well-capitalized institution, then the Company could be required to terminate its derivative positions with the counterparty.  As of March 31, 2020, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to those agreements was $15.0 million.

As required under the enforceable master netting arrangement with its derivatives counterparties, at March 31, 2020, the Company posted financial collateral of $14.9 million that was not included as offsetting amount.

In addition to the derivative instruments noted above, the Company’s pipeline of loans held for sale at March 31, 2020 and June 30, 2019, included $114.5 million and $46.2 million, respectively, of in process loans whose terms included interest rate locks to borrowers, which are considered free-standing derivative instruments whose fair values are not material to our financial condition or results of operations.

16.     BENEFIT PLANS

Components of Net Periodic Expense

The following table sets forth the aggregate net periodic benefit expense for the Bank’s Benefit Equalization Plan, Postretirement Welfare Plan, Directors’ Consultation and Retirement Plan and Atlas Bank Retirement Income Plan:

	Three Months Ended		Nine Months Ended		Affected Line Item in the Consolidated
	March 31,		March 31,		Statements of Income
	2020	2019	2020	2019
	(In Thousands)		(In Thousands)
Service cost	$20	$13	$59	$41	Salaries and employee benefits
Interest cost	81	95	244	283	Miscellaneous non-interest expense
Amortization of unrecognized loss	4	11	14	33	Miscellaneous non-interest expense
Expected return on assets	(28)	(28)	(84)	(84)	Miscellaneous non-interest expense
Net periodic benefit cost	$77	$91	$233	$273

17.     INCOME TAXES

The following table presents a reconciliation between the reported income taxes for the periods presented and the income taxes which would be computed by applying the federal income tax rate of 21% to income for the three and nine months ended March 31, 2020 and March 31, 2019.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
	(Dollars in Thousands)		(Dollars in Thousands)
Income before income taxes	$9,479	$15,722	$38,865	$44,944
Statutory federal tax rate	21%	21%	21%	21%
Federal income tax expense at statutory rate	$1,991	$3,302	$8,162	$9,438
(Reduction) increases in income taxes resulting from:
Tax exempt interest	(114)	(147)	(396)	(444)
State tax, net of federal tax effect	554	1,540	2,604	3,661
Incentive stock option compensation expense	21	12	58	68
Income from bank-owned life insurance	(324)	(421)	(990)	(1,000)
Non-deductible merger-related expenses	49	-	69	-
Impact of CARES Act	(1,624)	-	(1,624)	-
Reversal of capital loss carryforward valuation allowance	(425)	-	(425)	-
Impact of deferred tax rate adjustment	-	-	-	(820)
Other items, net	97	19	131	710
Total income tax expense	$225	$4,305	$7,589	$11,613
Effective income tax rate	2.37%	27.38%	19.53%	25.84%

The tax effects of existing temporary differences that give rise to deferred income tax assets and liabilities are as follows:

	March 31,	June 30,
	2020	2019
	(Unaudited)
	(In Thousands)
Deferred income tax assets:
Purchase accounting	$12,539	$15,137
Accumulated other comprehensive income:
Defined benefit plans	175	319
Derivatives	4,814	-
Unrealized loss on securities available for sale transferred to held to maturity	-	175
Allowance for loan losses	11,007	9,831
Benefit plans	2,384	2,280
Compensation	938	1,246
Stock-based compensation	2,072	1,973
Uncollected interest	1,261	1,070
Depreciation	553	-
Charitable contribution carryover	-	186
Net operating loss carryover	33	919
Capital loss carryforward	318	814
Other items	868	587
	36,962	34,537
Valuation allowance	(540)	(1,258)
	36,422	33,279
Deferred income tax liabilities:
Deferred loan fees and costs	568	1,584
Accumulated other comprehensive income:
Derivatives	-	1,094
Unrealized gain on securities available for sale	3,234	573
Goodwill	4,654	4,608
Other items	816	53
	9,272	7,912
Net deferred income tax asset	$27,150	$25,367

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

Assets Measured on a Recurring Basis:

The following methods and significant assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at March 31, 2020 and June 30, 2019:

Investment Securities Available for Sale

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

Those assets measured at fair value on a recurring basis are summarized below:

	March 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Debt securities available for sale:
Obligations of state and political subdivisions	-	58,151	-	58,151
Asset-backed securities	-	169,102	-	169,102
Collateralized loan obligations	-	189,565	-	189,565
Corporate bonds	-	163,715	-	163,715
Trust preferred securities	-	2,852	-	2,852
Total debt securities	-	583,385	-	583,385

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	-	34,671	-	34,671
Residential pass-through securities	-	607,113	-	607,113
Commercial pass-through securities	-	251,175	-	251,175
Total mortgage-backed securities	-	892,959	-	892,959
Total securities available for sale	$-	$1,476,344	$-	$1,476,344
Interest rate swaps and caps	-	535	-	535

Total assets	$-	$1,476,879	$-	$1,476,879

Liabilities:
Interest rate swaps	$-	$15,372	$-	$15,372
Total liabilities	$-	$15,372	$-	$15,372

	June 30, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Debt securities available for sale:
U.S. agency securities	$-	$3,678	$-	$3,678
Obligations of state and political subdivisions	-	26,951	-	26,951
Asset-backed securities	-	179,313	-	179,313
Collateralized loan obligations	-	208,611	-	208,611
Corporate bonds	-	122,024	-	122,024
Trust preferred securities	-	2,756	1,000	3,756
Total debt securities	-	543,333	1,000	544,333

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	-	21,390	-	21,390
Residential pass-through securities	-	44,303	-	44,303
Commercial pass-through securities	-	104,237	-	104,237
Total mortgage-backed securities	-	169,930	-	169,930
Total securities available for sale	-	713,263	1,000	714,263
Interest rate swaps	-	3,856	-	3,856

Total assets	$-	$717,119	$1,000	$718,119

Liabilities:
Interest rate swaps	$-	$140	$-	$140
Total liabilities	$-	$140	$-	$140

Assets Measured on a Non-Recurring Basis:

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a non-recurring basis at March 31, 2020 and June 30, 2019:

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

Those assets measured at fair value on a non-recurring basis are summarized below:

	March 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Impaired loans:
Residential mortgage	$-	$-	$2,371	$2,371
Non-residential mortgage	-	-	791	791
Commercial business	-	-	92	92
Total	$-	$-	$3,254	$3,254

Other real estate owned, net:
Residential mortgage	$-	$-	$178	$178
Total	$-	$-	$178	$178

	June 30, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Impaired loans:
Residential mortgage	$-	$-	$3,071	$3,071
Non-residential mortgage	-	-	791	791
Commercial business	-	-	16	16
Total	$-	$-	$3,878	$3,878

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value:

	March 31, 2020
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(In Thousands)
Impaired loans:
Residential mortgage	$2,371	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	6% - 8%	7.40%
Non-residential mortgage	791	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	10% - 11%	10.98%
Commercial business	92	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	9% - 10%	9.35%
Total	$3,254

Other real estate owned, net:
Residential mortgage	$178	Market valuation of underlying collateral	(3)	Adjustments to reflect current conditions/selling costs	(2)	6.00%	6.00%
Total	$178

	June 30, 2019
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(In Thousands)
Impaired loans:
Residential mortgage	$3,071	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	6% - 8%	7.03%
Non-residential mortgage	791	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	10% - 11%	10.08%
Commercial business	16	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	9% - 10%	9.36%
Total	$3,878

(1)	The fair value of impaired loans is generally determined based on an independent appraisal of the fair value of a loan’s underlying collateral.
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

At March 31, 2020, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $3.3 million and valuation allowances of $16,000 reflecting fair values of $3.3 million. By comparison, at June 30, 2019, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $3.9 million and valuation allowances of $31,000 reflecting fair values of $3.9 million.

Once a loan is foreclosed, the fair value of the other real estate owned continues to be evaluated based upon the fair value of the repossessed real estate originally securing the loan.  At March 31, 2020, the Company held other real estate owned totaling $178,000 whose carrying value was written down utilizing Level 3 inputs.  At June 30, 2019, the Company held no other real estate owned whose carrying value was written down utilizing Level 3 inputs.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2020 and June 30, 2019:

	March 31, 2020
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$59,452	$59,452	$59,452	$-	$-
Investment securities available for sale	1,476,344	1,476,344	-	1,476,344	-
Investment securities held to maturity	34,618	35,433	-	35,433	-
Loans held-for-sale	11,245	11,318	-	11,318	-
Net loans receivable	4,525,321	4,512,519	-	-	4,512,519
FHLB Stock	59,324	-	-	-	-
Interest receivable	19,036	19,036	-	5,413	13,623
Interest rate swaps and caps	535	535	-	535	-

Financial liabilities:
Deposits	4,253,254	4,277,611	2,305,194	-	1,972,417
Borrowings	1,384,025	1,421,194	-	-	1,421,194
Interest payable on deposits	749	749	415	-	334
Interest payable on borrowings	3,019	3,019	-	-	3,019
Interest rate swaps	15,372	15,372	-	15,372	-

	June 30, 2019
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$38,935	$38,935	$38,935	$-	$-
Investment securities available for sale	714,263	714,263	-	713,263	1,000
Investment securities held to maturity	576,652	584,678	-	584,678	-
Loans held-for-sale	12,267	12,501	-	12,501	-
Net loans receivable	4,645,654	4,630,853	-	-	4,630,853
FHLB Stock	64,190	-	-	-	-
Interest receivable	19,360	19,360	11	5,278	14,071
Interest rate swaps	3,856	3,856	-	3,856	-

Financial liabilities:
Deposits	4,147,610	4,152,558	1,943,154	-	2,209,404
Borrowings	1,321,982	1,337,560	-	-	1,337,560
Interest payable on deposits	3,106	3,106	367	-	2,739
Interest payable on borrowings	3,899	3,899	-	-	3,899
Interest rate swaps	140	140	-	140	-

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

19.     COMPREHENSIVE (LOSS) INCOME

The components of accumulated other comprehensive (loss) income included in stockholders’ equity at March 31, 2020 and June 30, 2019 are as follows:

	March 31,	June 30,
	2020	2019
	(In Thousands)
Net unrealized gain on securities available for sale	$11,030	$1,975
Tax effect	(3,234)	(573)
Net of tax amount	7,796	1,402

Net unrealized loss on securities available for sale transferred to held to maturity	-	(596)
Tax effect	-	175
Net of tax amount	-	(421)

Fair value adjustments on derivatives	(16,312)	3,716
Tax effect	4,814	(1,094)
Net of tax amount	(11,498)	2,622

Benefit plan adjustments	(598)	(1,083)
Tax effect	175	319
Net of tax amount	(423)	(764)

Total accumulated other comprehensive (loss) income	$(4,125)	$2,839

Other comprehensive loss and related tax effects for the three and nine months ended March 31, 2020 and March 31, 2019 are presented in the following table:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
	(In Thousands)		(In Thousands)
Net unrealized holding gain on securities available for sale	$3,975	$5,122	$11,286	$1,453

Amortization of net unrealized holding loss on securities available for sale transferred to held to maturity (1)	-	54	596	221

Net realized (gain) loss on sale and call of securities available for sale	(2,234)	182	(2,231)	182

Fair value adjustments on derivatives	(18,742)	(7,139)	(20,028)	(16,913)

Benefit plans:
Amortization of actuarial loss	4	11	14	33
Net actuarial loss (2)	-	-	471	(59)
Net change in benefit plan accrued expense	4	11	485	(26)

Other comprehensive loss before taxes	(16,997)	(1,770)	(9,892)	(15,083)
Tax effect (3)	4,917	547	2,928	4,127
Total other comprehensive loss	$(12,080)	$(1,223)	$(6,964)	$(10,956)

(1)	Represents amounts reclassified out of accumulated other comprehensive income and included in interest income on taxable securities.
(2)	Represents amounts reclassified out of accumulated other comprehensive income and included in the computation of net periodic pension expense. See Note 16 – Benefit Plans for additional information.
(3)

The amounts included in income taxes for items reclassified out of accumulated other comprehensive income totaled $(658) and $(515)for the three and nine months ended March 31, 2020, respectively, and $57 and $34 for the three and nine months ended March 31, 2019, respectively.

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

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within non-interest income. The following table presents the Company’s sources of non-interest income for the three and nine months ended March 31, 2020 and 2019.  Sources of revenue outside the scope of ASC 606 are noted as such.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
	(In Thousands)		(In Thousands)
Non-interest income:
Deposit-related fees and charges	$423	$376	$1,362	$1,126
Loan-related fees and charges (1)	915	1,298	3,589	2,979
Gain (loss) on sale and call of securities (1)	2,234	(182)	2,231	(182)
Gain on sale of loans (1)	565	151	1,838	384
Loss on sale and write down of other real estate owned	-	(6)	(28)	(20)
Income from bank owned life insurance (1)	1,532	1,560	4,688	4,753
Electronic banking fees and charges (interchange income)	309	253	920	780
Miscellaneous (1)	223	226	117	347
Total non-interest income	$6,201	$3,676	$14,717	$10,167

(1)	Not within the scope of ASC 606.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q may include certain forward-looking statements based on current management expectations. Such forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may”, “will”, “believe”, “expect”, “estimate”, “anticipate”, “continue”, or similar terms or variations on those terms, or the negative of those terms. The actual results of the Company could differ materially from those management expectations.  This includes statements regarding the planned merger of MSB Financial Corp. (“MSBF”) with and into the Company, with the Company surviving the merger as the surviving corporation (the “Merger”). Factors that could cause future results to vary from current management expectations include, but are not limited to, the inability to obtain approvals and/or meet the other closing conditions required to close the Merger in a timely manner, general economic conditions, public health crisis such as the governmental, social and economic effects of the novel coronavirus, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities and failure to integrate or profitably operate acquired businesses. Additional potential factors include changes in interest rates, deposit flows, cost of funds, demand for loan products and financial services, competition and changes in the quality or composition of loan and investment portfolios of the Company. Other factors that could cause future results to vary from current management expectations include changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices.  Further description of the risks and uncertainties to the business are included in the Company’s other filings with the Securities and Exchange Commission and under Item 1A. Risk Factors of the Quarterly Report on Form 10-Q.

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

As of March 31, 2020, MSBF had approximately $600.4 million of assets, gross loans of $528.9 million and deposits of $447.4 million and operated four New Jersey branches located in Somerset and Morris counties. The Merger is expected to close late in the quarter ended June 30, 2020 or early in the quarter ended September 30, 2020, subject to MSBF receiving the requisite approval of its shareholders, receipt of all regulatory approvals and fulfillment of other customary closing conditions.

Impact of COVID-19

As the Company’s business is primarily conducted within the states of New Jersey and New York, and those states have been significantly impacted by COVID-19, the operations of the Company have been similarly impacted.

Employee Matters.  As the COVID-19 pandemic has unfolded, and stay-at-home orders have been mandated by government officials, the majority of our non-branch personnel have transitioned to working remotely. Our information technology infrastructure has afforded us the ability to work remotely with little interruption as we continue to service the needs of our clients. For those essential employees who are unable to work from home, we have provided personal protective equipment, established guidelines to maintain appropriate social distancing and have initiated enhanced cleaning of our facilities to ensure a safe working environment.

Retail Branches.  Across our branch network, branch hours and access have been modified to ensure the safety of our employees and clients.  Where possible, branch lobbies have been transitioned to appointment-only access, with the majority of branch operations being conducted via our drive-up windows.  As certain branches do not have drive-up capabilities, or suitable alternatives, we have temporarily closed six of our 48 branches.

Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) and Paycheck Protection Program and Health Care Enhancement Act (“PPP Enhancement Act”).  On March 27, 2020 the CARES Act was signed into law.  Among the more significant components of the CARES Act, as it pertains to the Company, was the creation of the Paycheck Protection Program (“PPP”), the modification of rules and regulations surrounding Troubled Debt Restructured loans and modifications to the tax code to allow for the carryback of net operating losses.

The CARES Act authorized the SBA to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program.  As part of this program the SBA will guarantee 100% of the PPP loans made to eligible borrowers. As a qualified SBA lender, the Bank is automatically authorized to originate PPP loans. On April 16, 2020, the original authorization of $349 billion in funding for the PPP program was exhausted. On April 23, 2020 the PPP Enhancement Act was signed into law and provided an additional $310 billion in funding for the PPP program. As of May 4, 2020 we had approved approximately 628 loans for $63.9 million under the PPP.

Under Section 4013 of the CARES Act, and based upon regulatory guidance promulgated by federal banking regulators, qualifying short-term loan modifications resulting in payment deferrals of up to six months, that are attributable to the adverse impact of COVID-19, are not considered to be troubled debt restructurings. As such, the applicable loans are reported a current with regard to payment status and continue to accrue interest during the payment deferral period. Additional information regarding loans modified in accordance with this guidance are provided in the tables below.

The CARES Act included multiple provisions which impacted the tax code. One such provision restored net operating loss (“NOL”) carrybacks that were eliminated by the 2017 Tax Cuts and Jobs Act. The new carryback provision allows for a five year carryback of NOLs incurred by corporations in the 2018, 2019 and 2020 tax years. As a result of this provision the Company was able to carry back NOLs, which had been recorded at the current statutory federal rate of 21%, at the prior statutory rate of 34%. The difference between these two rates, multiplied by the amount of the NOL, totaled $1.6 million and was recorded as a credit to income tax expense in the current period.

Loan Portfolio.  The government-mandated closure of certain businesses and the curtailment of non-essential travel has created an increased level of risk to certain segments of the loan portfolio. Additional disclosures surrounding portfolio-wide loan-to-value ratios for real estate secured loans, non-TDR loan modifications granted under section 4013 of the CARES Act and exposures to certain sectors are provided below.

The following table sets forth the composition of our real estate secured loans indicating the loan-to-value, by loan category, at March 31, 2020:

	March 31, 2020
	Balance	LTV
	(In Thousands)
Residential mortgage loans:
One- to four-family residential mortgage	$1,338,099	59%
Home equity loans and lines of credit	87,909	42%
Total residential mortgage loans	1,426,008	58%

Commercial mortgage loans:
Multi-family commercial mortgage loans	1,879,907	64%
Nonresidential commercial mortgage loans	1,202,652	55%
Total commercial mortgage loans	3,082,559	60%

Total mortgage loans	$4,508,567	60%

The following table identifies our exposure, at March 31, 2020, to various loan sectors:

	March 31, 2020
	Real-Estate Secured			Non-Real Estate Secured		Total
	# of Loans	Balance	LTV	# of Loans	Balance	# of Loans	Balance
	(Dollars In Thousands)
Hotel	4	$4,494	51%	6	$1,537	10	$6,031
Restaurant	15	9,671	52%	38	3,849	53	13,520
Retail shopping center	116	304,929	54%	2	60	118	304,989
Entertainment & recreation	4	5,318	44%	14	1,207	18	6,525
Wholesale commercial business	-	-		15	21,306	15	21,306
Wholesale consumer unsecured	-	-		150	706	150	706
Total commercial loans	139	$324,412	53%	225	$28,665	364	$353,077

The following table identifies, at May 4, 2020, the number and balance of non-TDR loan modifications granted under section 4013 of the CARES Act:

	May 4, 2020
	# of Loans	Balance
		(In Thousands)
Residential mortgage loans:
One- to four-family residential mortgage	305	$126,647
Home equity loans and lines of credit	37	2,409
Total residential mortgage loans	342	129,056

Commercial loans:
Multi-family commercial mortgage loans	80	199,797
Nonresidential commercial mortgage loans	133	286,255
Commercial business	46	6,770
Construction	1	796
Total commercial loans	260	493,618

Total loans	602	$622,674

Comparison of Financial Condition at March 31, 2020 and June 30, 2019

Executive Summary.  Total assets increased by $139.0 million to $6.77 billion at March 31, 2020 from $6.63 billion at June 30, 2019.  The net increase in total assets primarily reflected increases in cash and cash equivalents, investment securities and other assets partially offset by decreases in the balance of loans held-for-sale and loans receivable.

Wholesale Restructuring Transaction.  During the quarter ended March 31, 2020 the Company executed a wholesale restructuring transaction designed to enhance net interest income and reduce credit risk within the investment portfolio.  During the first phase of the transaction, $158.4 million of investment securities with a weighted average yield of 2.63% were sold and a portion of the proceeds utilized to extinguish $121.5 million of Federal Home Loan Bank (“FHLB”) advances with a weighted average cost of 2.84%.  Gains on sale of investment securities and debt extinguishment losses each totaled $2.2 million, resulting in a negligible impact on pre-tax net income.  During the second phase of the transaction, $248.7 million of US agency-backed mortgage-backed securities were purchased at a weighted average yield of 2.77% and were funded with a combination of FHLB advances, brokered time deposits and overnight borrowings at a weighted average cost of 1.65%.

Investment Securities.  Investment securities classified as available for sale increased by $762.1 million to $1.48 billion at March 31, 2020 from $714.3 million at June 30, 2019. The net increase in the portfolio partially reflected the adoption of ASU 2019-04 on July 1, 2019, upon which the Company reclassified $537.7 million of investment securities from held to maturity to available for sale.  In addition, the net increase in the portfolio during the nine months ended March 31, 2020 reflected security purchases totaling $487.9 million and a $9.1 million increase in the fair value of the portfolio to a net unrealized gain of $11.1 million.  The net increase in the portfolio was partially offset by security sales totaling $162.1 million and $110.5 million in principal repayment, net of premium amortization and discount accretion.

Investment securities classified as held to maturity decreased by $542.0 million to $34.6 million at March 31, 2020 from $576.7 million at June 30, 2019.  The decrease in held to maturity securities largely reflected the adoption of ASU 2019-04, as noted above. The decrease in the portfolio for the nine months ended March 31, 2020 also reflected principal repayment, net of discount accretion and premium amortization, totaling $4.3 million.

Based on its evaluation, management has concluded that no other-than-temporary impairment was present within the investment portfolio as of March 31, 2020 or June 30, 2019.  Additional information regarding investment securities as of those dates is presented in Note 7, Note 8 and Note 9 to the unaudited consolidated financial statements.

Loans Held-for-Sale. Loans held-for-sale totaled $11.2 million at March 31, 2020 as compared to $12.3 million at June 30, 2019 and are reported separately from the balance of net loans receivable as of those dates.  During the nine months ended March 31, 2020, $174.5 million of residential mortgage loans were sold, resulting in net gains on sale of $1.8 million.

Net Loans Receivable.  Loans receivable, net of unamortized premiums, deferred costs and the allowance for loan losses, decreased by $120.3 million to $4.52 billion at March 31, 2020 from $4.65 billion at June 30, 2019.  The decrease in net loans receivable was primarily attributable to elevated levels of loan prepayment activity outpacing new loan origination and purchase volume during the nine months ended March 31, 2020.  The detail of the changes in loan portfolio is presented below:

	March 31,	June 30,	Increase/
	2020	2019	(Decrease)
	(In Thousands)
Residential mortgage loans:
One- to four-family residential mortgage	$1,338,099	$1,344,044	$(5,945)
Home equity loans and lines of credit	87,909	96,165	(8,256)
Total residential mortgage loans	1,426,008	1,440,209	(14,201)

Commercial loans:
Multi-family commercial mortgage loans	1,879,907	1,946,391	(66,484)
Nonresidential commercial mortgage loans	1,202,652	1,258,869	(56,217)
Commercial business	73,922	65,763	8,159
Construction	17,880	13,907	3,973
Total commercial loans	3,174,361	3,284,930	(110,569)

Other consumer loans	4,604	5,814	(1,210)

Total loans	4,604,973	4,730,953	(125,980)

Deferred fees, premiums and other, net	(42,461)	(52,025)	9,564
Allowance for loan losses	(37,191)	(33,274)	(3,917)

Net loans receivable	$4,525,321	$4,645,654	$(120,333)

Residential mortgage loan origination volume for the nine months ended March 31, 2020, excluding loans held-for-sale, totaled $182.4 million, comprising $168.6 million of one- to four-family first mortgage loan originations and $13.8 million of home equity loan and line of credit originations.  Residential mortgage loan originations for the period were augmented with the purchase of one- to four-family first mortgage loans totaling $14.1 million.

Commercial loan origination volume for the nine months ended March 31, 2020 totaled $242.5 million, which comprised $203.3 million of commercial mortgage loan originations augmented by $35.1 million of commercial business loan originations and construction loan disbursements totaling $4.1 million.  Commercial loan originations were augmented with the funding of purchased loans totaling $57.4 million during the nine months ended March 31, 2020.

Additional information about the Company’s loans at March 31, 2020 and June 30, 2019 is presented in Note 10 to the unaudited consolidated financial statements.

Nonperforming Loans.  Nonperforming loans increased by $15.1 million to $35.4 million, or 0.78% of total loans at March 31, 2020, from $20.3 million, or 0.43% of total loans at June 30, 2019.  The increase in non-performing loans was primarily attributable to a single, $14.3 million, owner-occupied commercial real estate loan which was placed on non-accrual status during the quarter ended March 31, 2020.  This loan is secured by a grocery-anchored retail shopping center located in northern New Jersey and has an original loan-to-value of approximately 55%.

Nonperforming loans generally include those loans reported as 90 days and over past due while still accruing and loans reported as nonaccrual with such balances totaling $12,000 and $35.4 million, respectively, at March 31, 2020.

Additional information about the Company’s nonperforming loans at March 31, 2020 and June 30, 2019 is presented in Note 11 to the unaudited consolidated financial statements.

Allowance for Loan Losses.  During the nine months ended March 31, 2020, the balance of the allowance for loan losses (“ALLL”) increased by $3.9 million to $37.2 million at March 31, 2020 from $33.3 million, at June 30, 2019, resulting in an ALLL to total loans ratio of 0.81% and 0.70% as of those dates, respectively. The increase resulted from a loan loss provision of $4.0 million during the nine months ended March 31, 2020 coupled with charge-offs and net of recoveries totaling $106,000 during that same period.

The portion of the allowance for loan losses attributable to loans individually evaluated for impairment decreased by $15,000 to $16,000 at March 31, 2020 from $31,000 at June 30, 2019.  This balance reflected an allowance for impairment on $184,000 of impaired loans while an additional $43.7 million of impaired loans had no allowance.  By comparison, the balance at June 30, 2019 reflected an allowance for impairment on $363,000 of impaired loans while an additional $24.2 million of impaired loans had no allowance for impairment.

The portion of the allowance for loan losses attributable to loans collectively evaluated for impairment increased by $4.0 million to $37.2 million at March 31, 2020 from $33.2 million at June 30, 2019.  This increase was attributable to changes in a combination of historical and environmental loss factors.  With regard to historical loss factors, our loan portfolio experienced an annualized net charge-off rate of 0.00% for the nine months ended March 31, 2020, a decrease of two basis points from the 0.02% rate for the year ended June 30, 2019.  The annual average net charge off rate for June 30, 2019 had previously decreased by one basis point from   0.03% for the prior year ended June 30, 2018.  The effect of the net change in historical loss factors resulted in a decrease in the applicable portion of the allowance attributable to these factors of approximately $813,000 to $1.3 million at March 31, 2020 from $2.1 million at June 30, 2019.

With regard to environmental loss factors, the Company made adjustments to various factors during the nine months ended March 31, 2020.  Most notably, the environmental factors associated with national and regional economic conditions were increased substantially in response to the economic impact of COVID-19.  The net effect of these adjustments, partially offset by a decrease in the balance of the unimpaired portion of the loan portfolio, resulted in a $4.8 million increase in the portion of the allowance for loan losses attributable to environmental loss factors to $35.9 million at March 31, 2020 from $31.1 million at June 30, 2019.

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

Additional information about the allowance for loan losses at March 31, 2020 and June 30, 2019 is presented in Note 11 to the unaudited consolidated financial statements.

Other Assets.  The aggregate balance of other assets, including premises and equipment, FHLB stock, interest receivable, goodwill, core deposit intangibles, bank owned life insurance, deferred income taxes, other real estate owned and other assets, increased by $19.8 million to $666.9 million at March 31, 2020 from $647.1 million at June 30, 2019.

The increase in other assets primarily reflected the adoption of a new accounting standard that requires leases to be recognized on our Consolidated Statements of Condition as a right of use asset and lease liability. Our operating lease right of use asset totaled approximately $16.8 million as of March 31, 2020.  The remaining increases and decreases in other assets for the nine months ended March 31, 2020 generally reflected normal operating fluctuations in their respective balances.

Additional information about the Company’s operating lease right of use asset at March 31, 2020 is presented in Note 12 to the unaudited consolidated financial statements.

Deposits.  Total deposits increased by $105.6 million to $4.25 billion at March 31, 2020 from $4.15 billion at June 30, 2019.  The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated:

	March 31,	June 30,	Increase/
	2020	2019	(Decrease)
	(In Thousands)
Deposits:
Non-interest-bearing deposits	$321,824	$309,063	12,761
Interest-bearing demand	1,134,420	843,432	290,988
Savings	848,950	790,658	58,292
Certificates of deposit	1,948,060	2,204,457	(256,397)
Interest-bearing deposits	3,931,430	3,838,547	92,883
Total deposits	$4,253,254	$4,147,610	$105,644

The net increase in deposit balances for the nine months ended March 31, 2020 was comprised of changes in the balances of retail deposits as well as non-retail deposits acquired through various wholesale channels.  The reallocation of deposits for the nine months ended March 31, 2020 reflected the Company’s continued success in realigning its funding mix in favor of core deposits. The following table sets forth the distribution of total deposit accounts, by retail and wholesale deposits, at the dates indicated:

	March 31,	June 30,	Increase/
	2020	2019	(Decrease)
	(In Thousands)
Retail deposits:
Non-interest-bearing demand	$321,824	$309,063	$12,761
Interest-bearing demand	1,134,420	843,432	290,988
Savings	848,950	790,658	58,292
Certificates of deposits	1,833,081	1,902,542	(69,461)
Total retail deposits	4,138,275	3,845,695	292,580

Wholesale deposits:
Certificates of deposits - listing service	33,608	66,110	(32,502)
Certificates of deposits - brokered	81,371	235,805	(154,434)
Total wholesale deposits	114,979	301,915	(186,936)

Total deposits	$4,253,254	$4,147,610	$105,644

Additional information about the Company’s deposits at March 31, 2020 and June 30, 2019 is presented in Note 13 to the unaudited consolidated financial statements.

Borrowings.  The balance of borrowings increased by $62.0 million to $1.38 billion at March 31, 2020 from $1.32 billion at June 30, 2019.  The increase in borrowings primarily reflected increases in overnight borrowings of $170.0 million and new FHLB advances of $50.0 million, partially offset by the extinguishment and maturity of $121.5 million and $35.3 million of FHLB advances, respectively.

Additional information about the Company’s borrowings at March 31, 2020 and June 30, 2019 is presented in Note 14 to the unaudited consolidated financial statements.

Other Liabilities.  The balance of other liabilities increased by $28.8 million to $66.9 million at March 31, 2020 from $38.1 million at June 30, 2019. The increase in other liabilities primarily reflected the adoption of a new accounting standard related to leases and a decrease in the fair value of our interest rate derivatives. The new accounting standard requires leases to be recognized on our Consolidated Statements of Condition as a right of use asset and lease liability, as noted above.  Our operating lease liability totaled approximately $17.4 million as of March 31, 2020 and the decrease in the fair value of our interest rate derivatives portfolio in a liability position was approximately $15.2 at March 31, 2020.  The remaining variance generally represented normal operating fluctuations in the balances of other liabilities.

Additional information about the Company’s operating lease liability at March 31, 2020 is presented in Note 12 to the unaudited consolidated financial statements.  Additional information about the Company’s derivatives portfolio at March 31, 2020 is presented in Note 15 to the unaudited consolidated financial statements.

Stockholders’ Equity.  Stockholders’ equity decreased by $57.5 million to $1.07 billion at March 31, 2020 from $1.13 billion at June 30, 2019 largely reflecting the impact of our share repurchases during the first nine months of fiscal 2020.  In March 2019 we announced our fourth share repurchase program through which we authorized the repurchase of 9,218,324 shares, or 10%, of our outstanding shares as of that date.

During the nine months ended March 31, 2020, the Company repurchased 5,375,551 shares of common stock at a total cost of $69.8 million and an average cost of $12.98 per share. The shares of common stock repurchased during the period represented 58.3% of the total shares authorized to be repurchased under the current repurchase program. Cumulatively, the Company has repurchased a total of 8,457,294 shares or 91.7% of the shares to be repurchased under its current repurchase program at a total cost of $111.1 million and at an average cost of $13.14 per share.  On March 25, 2020 the Company temporarily suspended its stock repurchase program.

The net decrease in stockholders’ equity was partially offset by net income of $31.3 million, or $0.38 per share, for the nine months ended March 31, 2020 from which we declared and paid regular quarterly cash dividends totaling $0.21 per share. Cash dividends declared and paid during the nine months ended March 31, 2020 reduced stockholders’ equity by $17.3 million.

The change in stockholders’ equity also reflected a $7.0 million decrease in accumulated other comprehensive income during the nine months ended March 31, 2020.

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

	For the Three Months Ended March 31,
	2020				2019
	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$4,503,996		$46,603	4.14%	$4,709,052		$48,116	4.09%
Taxable investment securities (2)	1,406,973		10,526	2.99	1,161,492		9,511	3.28
Tax-exempt securities (2)	101,771		547	2.15	134,309		710	2.12
Other interest-earning assets (3)	104,241		1,100	4.22	107,554		1,320	4.91
Total interest-earning assets	6,116,981		58,776	3.84	6,112,407		59,657	3.91
Non-interest-earning assets	598,335				574,921
Total assets	$6,715,316				$6,687,328

Interest-bearing liabilities:
Interest-bearing demand	$1,112,080		$3,251	1.17	$790,567		$2,092	1.06
Savings	838,501		1,782	0.85	773,308		1,162	0.60
Certificates of deposit	2,004,785		9,735	1.94	2,288,836		10,860	1.90
Total interest-bearing deposits	3,955,366		14,768	1.49	3,852,711		14,114	1.47
Borrowings	1,295,699		6,398	1.98	1,318,205		6,905	2.10
Total interest-bearing liabilities	5,251,065		21,166	1.61	5,170,916		21,019	1.63
Non-interest-bearing liabilities (4)	372,986				343,575
Total liabilities	5,624,051				5,514,491
Stockholders' equity	1,091,265				1,172,837
Total liabilities and stockholders' equity	$6,715,316				$6,687,328

Net interest income			$37,610				$38,638
Interest rate spread (5)				2.23%				2.28%
Net interest margin (6)				2.46%				2.53%
Ratio of interest-earning assets to interest-bearing liabilities	1.16	X			1.18	X

(1)

Loans held-for-sale and non-accruing loans have been included in loans receivable and the effect of such inclusion was not material. Allowance for loan losses has been included in non-interest-earning assets.

(2)	Fair value adjustments have been excluded in the balances of interest-earning assets.
(3)	Includes interest-bearing deposits at other banks and FHLB of New York capital stock.
(4)	Includes average balances of non-interest-bearing deposits of $317,530,000 and $307,645,000, for the three months ended March 31, 2020, and 2019, respectively.
(5)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

	For the Nine Months Ended March 31,
	2020				2019
	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$4,569,341		$140,811	4.11%	$4,676,435		$144,568	4.12%
Taxable investment securities (2)	1,265,871		29,552	3.11	1,166,995		27,441	3.14
Tax-exempt securities (2)	118,828		1,906	2.14	135,280		2,139	2.11
Other interest-earning assets (3)	115,764		3,588	4.13	102,664		3,737	4.85
Total interest-earning assets	6,069,804		175,857	3.86	6,081,374		177,885	3.90
Non-interest-earning assets	691,611				586,366
Total assets	$6,761,415				$6,667,740

Interest-bearing liabilities:
Interest-bearing demand	$992,261		$9,304	1.25	$790,568		$5,707	0.96
Savings	817,025		4,964	0.81	754,775		2,849	0.50
Certificates of deposit	2,082,677		32,145	2.06	2,182,820		28,824	1.76
Total interest-bearing deposits	3,891,963		46,413	1.59	3,728,163		37,380	1.34
Borrowings	1,291,045		20,540	2.12	1,374,421		22,338	2.17
Total interest-bearing liabilities	5,183,008		66,953	1.72	5,102,584		59,718	1.56
Non-interest-bearing liabilities (4)	375,792				351,307
Total liabilities	5,558,800				5,453,891
Stockholders' equity	1,102,615				1,213,849
Total liabilities and stockholders' equity	$6,661,415				$6,667,740

Net interest income			$108,904				$118,167
Interest rate spread (5)				2.14%				2.34%
Net interest margin (6)				2.39%				2.59%
Ratio of interest-earning assets to interest-bearing liabilities	1.17	X			1.19	X

(1)

Loans held-for-sale and non-accruing loans have been included in loans receivable and the effect of such inclusion was not material. Allowance for loan losses has been included in non-interest-earning assets.

(2)	Fair value adjustments have been excluded in the balances of interest-earning assets.
(3)	Includes interest-bearing deposits at other banks and FHLB of New York capital stock.
(4)	Includes average balances of non-interest-bearing deposits of $319,451,000 and $312,342,000, for the nine months ended March 31, 2020, and 2019, respectively.
(5)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2020 and March 31, 2019

Net Income.  Net income for the three months ended March 31, 2020 was $9.3 million, or $0.11 per basic and diluted share, compared to $11.4 million, or $0.13 per basic and diluted share, for the three months ended March 31, 2019. The decrease in net income reflected a decrease in net interest income, as detailed above, an increase to the provision for loan losses and an increase to non-interest expense that was partially offset by an increase in non-interest income and a decrease in income tax expense.

  Net income for the three months ended March 31, 2020 reflected the Company’s recognition of certain merger-related expenses totaling $285,000 related to its proposed acquisition of MSBF.

Net Interest Income.  Net interest income decreased by $1.0 million to $37.6 million for the three months ended March 31, 2020. The decrease between the comparative periods resulted from a decrease of $881,000 in interest income coupled with an increase of $147,000 in interest expense.

For the three months ended March 31, 2020, net interest spread declined by five basis points to 2.23% while net interest margin declined seven basis points to 2.46%. The decrease in net interest spread and margin reflected a decrease in the average yield on interest-earning assets partially offset by a decrease in the average cost of interest-bearing liabilities.

Interest Income.  Interest income decreased by $881,000 to $58.8 million for the three months ended March 31, 2020, reflecting a $4.6 million decrease in the average balance of interest-earning assets and a seven basis point decrease in their yield to 3.84%.  Interest income on loans decreased by $1.5 million to $46.6 million for the three months ended March 31, 2020.  The decrease in interest income on loans was primarily attributable to a $205.1 million decrease in the average balance of loans to $4.50 billion during the three months ended March 31, 2020. The average yield on loans increased five basis points to 4.14%.

The increase in interest income on interest-earning assets, excluding loans, was due to the increase in interest income on taxable investment securities, partially offset by a decrease in interest income on other interest-earning assets.

Interest Expense.  Total interest expense increased by $147,000 to $21.2 million for the three months ended March 31, 2020.  The increase in interest expense reflected an increase of $80.1 million in the average balance of interest-bearing liabilities to $5.25 billion partially offset by a two basis point decrease in the average cost of interest-bearing liabilities to 1.61% for the three months ended March 31, 2020.

Interest expense on deposits increased $654,000 to $14.8 million for the three months ended March 31, 2020 and was attributable to an increase of $102.7 million in the average balance of interest-bearing deposits coupled with a two basis point increase in their cost.

Interest expense on borrowings decreased by $507,000 to $6.4 million for the three months ended March 31, 2020 and was attributable to a decrease of $22.5 million in the average balance of borrowings coupled with a 12 basis point decrease in their cost.

Provision for Loan Losses.  The provision for loan losses increased by $6.5 million to provision expense of $6.3 million for the three months ended March 31, 2020 compared to a provision reversal of $179,000 for the three months ended March 31, 2019.  The increase in provision was largely attributable to increases in qualitative factors associated with the impact of COVID-19 on national and regional economic conditions. The increase also reflected the effects of an increase in the outstanding balance of the loan portfolio that was collectively evaluated for impairment during the three months ended March 31, 2020, compared to a net decrease in that portion of the portfolio for the three months ended March 31, 2019.

Additional information regarding the allowance for loan losses and the associated provisions recognized during the three months ended March 31, 2020 and 2019 is presented in Note 11 to the unaudited consolidated financial statements as well as the Comparison of Financial Condition at March 31, 2020 and June 30, 2019.

Non-Interest Income.  Non-interest income increased by $2.5 million to $6.2 million for the three months ended March 31, 2020, reflecting the effects of several offsetting factors.

Fees and service charges decreased by $336,000 to $1.3 million for the three months ended March 31, 2020.  The decrease primarily reflected a decrease in loan-related fees attributable to a decrease in commercial loan prepayment activity.

We recognized a net gain of $2.2 million on the sale and call of securities during the three months ended March 31, 2020 compared to a net loss of $182,000 during the earlier comparative period.  The increase was attributable to the execution of a wholesale restructuring transaction, as noted above.

Gain on sale of loans increased by $414,000 to $565,000 for the three months ended March 31, 2020. The increase in loan sale gains reflected an increase of $426,000 in gains on sale of residential mortgage loans, partially offset by a decrease of $11,000 in gains on sale of SBA loans.  Both the increase in residential mortgage gains on sale and the decrease in SBA gains on sale primarily reflected changes in the volume of loans originated and sold between comparative periods.

We recognized a net loss of $6,000 related to the write down and sale of other real estate owned (“OREO”) during the three months ended March 31, 2019 while there were no such losses during the current period.

The remaining changes in the other components of non-interest income between comparative periods generally reflected normal operating fluctuations within those line items.

Non-Interest Expenses.  Total non-interest expense increased by $1.3 million to $28.1 million for the three months ended March 31, 2020.

Salaries and employee benefits expense increased by $187,000 to $15.5 million for the three months ended March 31, 2020.  The net increase in salaries and employee benefits was largely attributable to a non-recurring increase of $250,000 associated with discretionary bonuses granted to certain essential front-line branch employees.  Also contributing to the net increase were decreases in employee severance, employee benefits expense and employee stock-based compensation that were partially offset by increases in ESOP expense and payroll tax expense.

Net occupancy expense of premises decreased by $294,000 to $2.7 million for the three months ended March 31, 2020.  This decrease was largely attributable to $226,000 of snow removal expense recognized in the prior comparative period.

Equipment and systems expense decreased by $381,000 to $2.7 million for the three months ended March 31, 2020.  This decrease was largely attributable to non-recurring core processing expense reductions totaling $500,000 which were associated with the re-negotiation of the Company’s core processing contract, partially offset by increases in other equipment and technology infrastructure costs.

Advertising and marketing expense decreased by $127,000 to $612,000 for the three months ended March 31, 2020.  This decrease largely reflected changes in advertising expense across a variety of advertising formats reflecting normal fluctuations in the timing of certain campaigns supporting our loan and deposit growth initiatives.

For the three months ended March 31, 2020, the Company recorded no expense associated with FDIC insurance premiums compared to $455,000 for the three months ended March 31, 2019.  No expense was recorded in the current period as a result of the FDIC’s Deposit Insurance Fund Reserve Ratio having reached a pre-established threshold defined by federal regulation.  Upon reaching this threshold qualifying banks with total consolidated assets of less than $10 billion were awarded assessment credits to be utilized towards their FDIC insurance premiums.

Debt extinguishment expenses increased by $2.2 million and were related to the Company’s execution of a wholesale restructuring transaction, as noted above, for which no comparable expense was recorded during the earlier comparative period.

Merger-related expenses increased by $285,000 and were related to the Company’s pending acquisition of MSBF, as noted above, for which no comparable expense was recorded during the earlier comparative period.

Miscellaneous expense decreased by $81,000 to $3.3 million for the three months ended March 31, 2020.  The decrease in expense was mainly attributable to decreases in professional and consulting fees and subscription expense.  These decreases in expense were partially offset by increases to regulatory filing fees, loan expense, bad debt expense and ATM & Debit card supplies.

Provision for Income Taxes.  The provision for income taxes decreased by $4.1 million to $225,000 for the three months ended March 31, 2020.  The decrease in income tax expense partly reflected a $1.6 million reduction in income tax expense attributable to the carryback of net operating losses into prior periods at a higher statutory federal tax rate than is currently in effect for the Company.  This carryback was permitted by tax law changes enacted by the CARES Act, which was signed into law on March 27, 2020.  In addition, the Company reversed valuation allowances totaling $591,000 which were associated with capital loss carryforwards and were determined to be realizable due to the sale of investment securities at the Bank’s New Jersey investment company subsidiary.  Finally, a lower level of pre-tax net income, as compared to the prior period, resulted in a lower provision for income tax expense.

Our effective tax rates for the three month periods ended March 31, 2020 and March 31, 2019 were 2.4% and 27.4% which, in relation to statutory income tax rates, reflected the effects of recurring sources of tax-favored income included in pre-tax income. However, the effective tax rate for the three months ended March 31, 2020 further reflected the effects of the CARES Act and the reversal of valuation allowances recognized during the period, as discussed above.

Comparison of Operating Results for the Nine Months Ended March 31, 2020 and March 31, 2019

Net Income.  Net income for the nine months ended March 31, 2020 was $31.3 million, or $0.38 per basic and diluted share, compared to $33.3 million, or $0.36 per basic and diluted share, for the nine months ended March 31, 2019. The decrease in net income reflected a decrease in net-interest income, as detailed above, an increase to the provision for loan losses and an increase to non-interest expense that was partially offset by an increase in non-interest income and a decrease in income tax expense.

Net income for the nine months ended March 31, 2020 was impacted by a non-recurring increase of $720,000 in non-interest expense and a non-recurring decrease of $342,000 in non-interest income which were recognized in conjunction with the Company’s previously completed branch consolidations.  In addition, net income reflected the Company’s recognition of certain merger-related expenses totaling $504,000 related to its proposed acquisition of MSBF, as noted above.

Net Interest Income.  Net interest income decreased by $9.3 million to $108.9 million for the nine months ended March 31, 2020. The decrease between the comparative periods resulted from a decrease of $2.0 million in interest income and an increase of $7.2 million in interest expense.

For the nine months ended March 31, 2020, net interest spread declined by 20 basis points to 2.14% while net interest margin declined 20 basis points to 2.39%. The decrease in the net interest rate spread reflected a decrease in the average yield on interest-earning assets and an increase in the average cost of interest-bearing liabilities.

Interest Income.  Interest income decreased by $2.0 million to $175.9 million for the nine months ended March 31, 2020.  The decrease in interest income partly reflected an $11.6 million decrease in the average balance of interest-earning assets and a four basis points decrease in their yield to 3.86%.  Interest income on loans decreased by $3.8 million to $140.8 million for the nine months ended March 31, 2020. The decrease in interest income on loans was primarily attributable to a $107.1 million decrease in the average balance of loans to $4.57 billion during the nine months ended March 31, 2020. The average yield on loans decreased one basis point to 4.11%.

The decrease in interest income on interest-earning assets, excluding loans, was due to decreases in interest income on tax-exempt securities and other interest-earning assets partially offset by an increase in interest income on taxable investment securities.

Interest Expense.  Total interest expense increased by $7.2 million to $67.0 million for the nine months ended March 31, 2020.  The increase in interest expense partly reflected an $80.4 million increase in the average balance of interest-bearing liabilities to $5.18 billion for the nine months ended March 31, 2020, while also reflecting a 16 basis point increase in the average cost of interest-bearing liabilities to 1.72%.

Interest expense on deposits increased $9.0 million to $46.4 million for the nine months ended March 31, 2020 and was attributable to an increase of $163.8 million in the average balance of interest-bearing deposits coupled with a 25 basis point increase in their cost.

Interest expense on borrowings decreased by $1.8 million to $20.5 million for the nine months ended March 31, 2020 and was attributable to a decrease of $83.4 million in the average balance of borrowings coupled with a five basis point decrease in their cost.

Provision for Loan Losses.  The provision for loan losses increased by $1.1 million to $4.0 million for the nine months ended March 31, 2020 compared to $2.9 million for the nine months ended March 31, 2019.  The increase in provision at March 31, 2020, was attributable to increases in qualitative factors associated with the economic impact of COVID-19 on national and regional economic conditions.  This increase was partially offset by the effects of a decrease in the outstanding balance of the loan portfolio that was collectively evaluated for impairment during the nine months ended March 31, 2020, compared to a net increase in that portion of the portfolio for the nine months ended March 31, 2019.

Additional information regarding the allowance for loan losses and the associated provisions recognized during the nine months ended March 31, 2020 and 2019 is presented in Note 11 to the unaudited consolidated financial statements as well as the Comparison of Financial Condition at March 31, 2020 and June 30, 2019.

Non-Interest Income.  Non-interest income increased by $4.5 million to $14.7 million for the nine months ended March 31, 2020, reflecting the effects of several offsetting factors.

Fees and service charges increased by $846,000 to $5.0 million for the nine months ended March 31, 2020.  The increase primarily reflected an increase in loan-related fees attributable to an increase in commercial loan prepayment activity.

We recognized a net gain of $2.2 million on the sale and call of securities during the nine months ended March 31, 2020 compared to a net loss of $182,000 during the earlier comparative period.  The increase was primarily attributable to the execution of a wholesale restructuring transaction, as noted above.

Gain on sale of loans increased by $1.5 million to $1.8 million for the nine months ended March 31, 2020. The increase in loan sale gains reflected an increase of $1.5 million in gains on sale of residential mortgage loans.  The increase in residential mortgage gains on sale primarily reflected changes in the volume of loans originated and sold between comparative periods.

The Company incurred a net loss of $28,000 related to the write down and sale of OREO during the nine months ended March 31, 2020 compared to a net loss of $20,000 during the earlier comparative period.

Miscellaneous non-interest income decreased by $230,000 to $117,000 for the nine months ended March 31, 2020.  The decrease primarily reflected $342,000 of non-recurring asset disposal losses recognized in conjunction with the Company’s previously completed branch consolidations.

The remaining changes in the other components of non-interest income between comparative periods generally reflected normal operating fluctuations within those line items.

Non-Interest Expenses.  Total non-interest expense increased by $235,000 to $80.7 million for the nine months ended March 31, 2020.

Salaries and employee benefits expense decreased by $203,000 to $46.5 million for the nine months ended March 31, 2020.  The net decrease in salaries and employee benefits expense reflected decreases in incentive compensation, bonus, benefits expense and employee stock-based compensation expenses. These decreases were partially offset by increases in wages and salaries, employee severance, ESOP expense and payroll taxes.

Net occupancy expense of premises increased by $260,000 to $8.7 million for the nine months ended March 31, 2020.  This increase was largely attributable to $517,000 of non-recurring lease termination costs recognized in conjunction with the previously noted branch consolidations coupled with an increase in facility lease expenses arising from costs associated with forthcoming branch additions and relocations.  Partially offsetting these increases were decreases in ongoing facility repairs and maintenance expenses.

Equipment and systems expense decreased by $549,000 to $8.8 million for the nine months ended March 31, 2020.  This decrease in expense was largely attributable to a decrease of $729,000 in core processing expense and $347,000 in telecommunication delivery channel expense, partially offset by increases in other technology infrastructure costs.  The reduction in core processing expense was primarily attributable to non-recurring expense reductions of $500,000, recognized in the current period, attributable the re-negotiation of the Company’s core processing contract.  The remaining reduction in core processing expense and the reduction in telecommunication channel expense was largely the result of expenses recognized by the Company, in the earlier comparative period, related to an acquired institution.

Advertising and marketing expense decreased by $66,000 to $2.0 million for the nine months ended March 31, 2020.  This decrease largely reflected changes in advertising expenses across a variety of advertising formats reflecting normal fluctuations in the timing of certain campaigns supporting our loan and deposit growth initiatives.

For the nine months ended March 31, 2020, the Company recorded no expense associated with FDIC insurance premiums compared to $1.3 million for the nine months ended March 31, 2019.  No expense was recorded in the current period as a result of the FDIC’s Deposit Insurance Fund Reserve Ratio having reached a pre-established threshold defined by federal regulation.  Upon reaching this threshold qualifying banks with total consolidated assets of less than $10 billion were awarded assessment credits to be utilized towards their FDIC insurance premiums.

Directors’ compensation expense increased by $36,000 to $2.3 million for the nine months ended March 31, 2020.  The increase in expense primarily reflected an increase in director-related stock based compensation.

Merger-related expenses increased by $504,000 and were related to the Company’s pending acquisition of MSBF, as noted above, for which no such expenses were recorded during the earlier comparative period.

Debt extinguishment expenses increased by $2.2 million and were related to the Company’s execution of a wholesale restructuring transaction designed to enhance net interest income and reduce credit risk within the investment portfolio, as noted above, for which no such expenses were recorded during the earlier comparative period.

Miscellaneous expense decreased by $562,000 to $9.7 million for the nine months ended March 31, 2020. The decrease in expense was largely attributable to the recovery of asset write-down costs totaling $288,000 which were recognized in conjunction with branch consolidations.  The decrease in expense also reflected decreases in education expenses, consulting expense and audit and accounting fees that were partially offset by increases in loan expense and legal expense.

Provision for Income Taxes.  The provision for income taxes decreased by $4.0 million to $7.6 million for the nine months ended March 31, 2020.  The decrease in income tax expense reflected a $1.6 million reduction in income tax expense attributable to the carryback of net operating losses into prior periods at a higher statutory federal tax rate than is currently in effect for the Company.  This carryback was permitted by tax law changes enacted by the CARES Act, which was signed into law on March 27, 2020.  In addition, the Company reversed valuation allowances totaling $591,000 which were associated with capital loss carryforwards and were determined to be realizable due to the sale of investment securities at the Bank’s New Jersey investment company subsidiary.  Finally, a lower level of pre-tax net income, as compared to the prior period, resulted in a lower provision for income tax expense.

Our effective tax rates for the nine month periods ended March 31, 2020 and March 31, 2019 were 19.5% and 25.8% which, in relation to statutory income tax rates, reflected the effects of recurring sources of tax-favored income included in pre-tax income. However, the effective tax rate for the nine months ended March 31, 2020 further reflected the effects of the CARES Act and the reversal of valuation allowances recognized during the period, as discussed above.

Liquidity and Capital Resources

Liquidity, represented by cash and cash equivalents, is a product of operating, investing and financing activities. The Company’s primary sources of funds are deposits, borrowings, cash flows from investment securities and loans receivable and funds provided from operations. While scheduled payments from the amortization and maturity of loans and investment securities are relatively predictable sources of funds, general interest rates, economic conditions and competition greatly influence deposit flows and prepayments on loans and securities.

Liquidity, at March 31, 2020, included $59.5 million of short-term cash and equivalents supplemented by $1.48 billion of investment securities classified as available for sale which can readily be sold or pledged as collateral, if necessary.  In addition, the Company has the capacity to borrow additional funds from the FHLB, Federal Reserve Bank or via unsecured lines of credit.  As of March 31, 2020, the Company had the capacity to borrow additional funds totaling $1.62 billion and $323.5 million, without pledging additional collateral, from the FHLB of New York and FRB, respectively.  The Company also had the capacity to borrow additional funds, on an unsecured basis, via lines of credit established with other financial institutions.  As of March 31, 2020, the available borrowing capacity under those lines of credit totaled $415.0 million.

At March 31, 2020, the Company had outstanding commitments to originate and purchase loans totaling approximately $94.2 million while such commitments totaled $27.7 million at June 30, 2019.  As of those same dates, the Company’s pipeline of loans held for sale included $114.5 million and $46.2 million of loans in process whose terms included interest rate locks to borrowers that were paired with a non-binding, best-efforts, commitment to sell the loan to a buyer at a fixed price and within a predetermined timeframe after the sale commitment is established.

Construction loans in process and unused lines of credit were $8.3 million and $79.1 million, respectively, at March 31, 2020 compared to $3.9 million and $78.5 million, respectively, at June 30, 2019. The Company is also subject to the contingent liabilities resulting from letters of credit whose outstanding balances totaled $217,000 and $612,000 at March 31, 2020 and June 30, 2019, respectively.

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

Deposits increased $105.6 million to $4.25 billion at March 31, 2020 from $4.15 billion at June 30, 2019.  The increase in deposit balances reflected a $92.9 million increase in interest-bearing deposits coupled with a $12.8 million increase in non-interest-bearing deposits.  Borrowings from the FHLB of New York and other sources are generally available to supplement the Bank’s liquidity position or to replace maturing deposits.  As of March 31, 2020, the Bank’s outstanding balance of FHLB advances, excluding fair value adjustments, totaled $1.18 billion.  In addition to FHLB advances we have $200.0 million in overnight borrowings and other borrowings totaling $6.7 million which represent collateralized overnight sweep account balances linked to customer demand deposits.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of March 31, 2020, the Company and the Bank exceeded all capital requirements of federal banking regulators.

The following table sets forth the Bank’s capital position at March 31, 2020 and June 30, 2019, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At March 31, 2020
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$807,569	20.66%	$312,691	8.00%	$390,864	10.00%
Tier 1 capital (to risk-weighted assets)	770,378	19.71%	234,519	6.00%	312,691	8.00%
Common equity tier 1 capital (to risk-weighted assets)	770,378	19.71%	175,889	4.50%	254,062	6.50%
Tier 1 capital (to adjusted total assets)	770,378	11.92%	258,527	4.00%	323,159	5.00%

	At June 30, 2019
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$787,219	19.50%	$322,974	8.00%	$403,718	10.00%
Tier 1 capital (to risk-weighted assets)	753,945	18.68%	242,231	6.00%	322,974	8.00%
Common equity tier 1 capital (to risk-weighted assets)	753,945	18.68%	181,673	4.50%	262,417	6.50%
Tier 1 capital (to adjusted total assets)	753,945	11.78%	256,116	4.00%	320,145	5.00%

The following table sets forth the Company’s capital position at March 31, 2020 and June 30, 2019, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At March 31, 2020
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$896,622	22.84%	$314,076	8.00%
Tier 1 capital (to risk-weighted assets)	859,431	21.89%	235,557	6.00%
Common equity tier 1 capital (to risk-weighted assets)	859,431	21.89%	176,668	4.50%
Tier 1 capital (to adjusted total assets)	859,431	13.25%	259,385	4.00%

	At June 30, 2019
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$941,319	23.22%	$324,246	8.00%
Tier 1 capital (to risk-weighted assets)	908,045	22.40%	243,184	6.00%
Common equity tier 1 capital (to risk-weighted assets)	908,045	22.40%	182,388	4.50%
Tier 1 capital (to adjusted total assets)	908,045	14.14%	256,856	4.00%

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies have adopted a rule to establish for institutions with assets of less than $10 billion that meet other specified criteria a community bank leverage ratio (“CBLR”) that such institutions may elect to utilize in lieu of the generally applicable leverage and risk-based capital requirements noted above.   The federal banking agencies have adopted 9% as the applicable ratio, effective March 31, 2020, and as a result of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, temporarily reduced the ratio to 8% in response to COVID-19. Institutions with capital meeting the specified requirements and electing to follow the alternative framework will be considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized.”  The Company has elected not to utilize the CBLR framework at this time.

Off-Balance Sheet Arrangements

In the normal course of our business of investing in loans and securities we are a party to financial instruments with off-balance-sheet risk.  These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to extend credit to meet the financing needs of our customers. We had no significant off-balance sheet commitments for capital expenditures as of March 31, 2020.

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

For both earnings and capital at risk our interest rate risk analysis calculates a base case scenario that assumes no change in interest rates. The model then measures changes throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve up and down 100, 200 and 300 basis points with additional scenarios modeled where appropriate. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates. The relatively low level of interest rates prevalent at March 31, 2020 and June 30, 2019 precluded the modeling of certain falling rate scenarios.

The following tables present the results of our internal EVE analysis as of March 31, 2020 and June 30, 2019, respectively:

	March 31, 2020
	Economic Value of Equity ("EVE")			EVE as a % of Present Value of Assets
Change in Interest Rates	$ Amount of EVE	$ Change in EVE	% Change in EVE	EVE Ratio	Change in EVE Ratio
	(Dollars in Thousands)
+300 bps	676,674	(63,757)	(9)%	11.05%	(20)	bps
+200 bps	728,344	(12,087)	(2)%	11.57%	32	bps
+100 bps	755,022	14,591	2%	11.70%	44	bps
0 bps	740,431	-	-	11.25%	-
-100 bps	629,791	(110,640)	(15)%	9.54%	(172)	bps

	June 30, 2019
	Economic Value of Equity ("EVE")			EVE as a % of Present Value of Assets
Change in Interest Rates	$ Amount of EVE	$ Change in EVE	% Change in EVE	EVE Ratio	Change in EVE Ratio
	(Dollars in Thousands)
+300 bps	733,887	(172,135)	(19)%	12.44%	(168)	bps
+200 bps	795,855	(110,167)	(12)%	13.12%	(100)	bps
+100 bps	859,686	(46,336)	(5)%	13.77%	(35)	bps
0 bps	906,022	-	-	14.12%	-
-100 bps	892,775	(13,247)	(1)%	13.63%	(49)	bps
-200 bps	800,049	(105,973)	(12)%	12.11%	(201)	bps

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

The following tables present the results of our internal NII analysis as of March 31, 2020 and June 30, 2019, respectively:

			March 31, 2020
			Net Interest Income ("NII")
Change in Interest Rates	Balance Sheet Composition	Measurement Period	$ Amount of NII	$ Change in NII	% Change in NII
			(Dollars In Thousands)
+300 bps	Static	One Year	$141,872	$(14,918)	(9.51)%
+200 bps	Static	One Year	148,495	(8,295)	(5.29)
+100 bps	Static	One Year	154,698	(2,092)	(1.33)
0 bps	Static	One Year	156,790	-	-
-100 bps	Static	One Year	155,173	(1,617)	(1.03)

			June 30, 2019
			Net Interest Income ("NII")
Change in Interest Rates	Balance Sheet Composition	Measurement Period	$ Amount of NII	$ Change in NII	% Change in NII
			(Dollars In Thousands)
+300 bps	Static	One Year	$131,190	$(16,118)	(10.94)%
+200 bps	Static	One Year	136,883	(10,425)	(7.08)
+100 bps	Static	One Year	143,007	(4,301)	(2.92)
0 bps	Static	One Year	147,308	-	-
-100 bps	Static	One Year	148,011	703	0.48
-200 bps	Static	One Year	146,927	(381)	(0.26)

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

During the quarter ended March 31, 2020, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	Legal Proceedings

At March 31, 2020, neither the Company nor the Bank were involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

ITEM 1A.	Risk Factors

The Risk Factors noted below are in addition to the Risk Factors previously disclosed under Item 1A of the Company’s Form 10-Q for the quarter ended December 31, 2019 and Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2019, previously filed with the Securities and Exchange Commission. The Risk Factors below relate to the planned Merger of MSBF and the Company and the recent global outbreak of the coronavirus.

The recent global coronavirus outbreak has and will continue to pose risks and could harm business and results of operations for each of the Company, and MSBF and the combined company following the completion of the merger.

The COVID-19 pandemic is having an adverse impact on the Company, its customers and the communities it serves. Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on the business of the Company and MSBF and the combined company following the completion of the merger. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened.

As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, both the Company and MSBF, and the combined company following the completion of the merger, are subject to the following risks, any of which could have a material, adverse effect on the business, financial condition, liquidity, and results of operations of the Company, MSBF and, following the merger, the combined company:

•	risks to the capital markets that may impact the performance of the investment securities portfolios of the Company and MSBF;

•	effects on key employees, including operational management personnel and those charged with preparing, monitoring and evaluating the companies’ financial reporting and internal controls;

•

declines in demand for loans and other banking services and products, as well as a decline in the credit quality of our loan portfolio, owing to the effects of COVID-19 in the markets served by the Company and MSBF;

•

if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;

•	allowance for loan losses may increase if borrowers experience financial difficulties, which will adversely affect net income;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments;

•

as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on assets may decline to a greater extent than the decline in cost of interest-bearing liabilities, reducing net interest margin and spread and reducing net income;

•	cyber security risks are increased as the result of an increase in the number of employees working remotely;

•	declines in demand resulting from adverse impacts of the disease on businesses deemed to be “non-essential” by governments in the markets served by the Company and MSBF; and

•	increasing or protracted volatility in the price of the Company’s common stock.

These factors, together or in combination with other events or occurrences not yet known or anticipated, could adversely affect the value of the merger consideration or could delay or prevent the consummation of the merger and the related transactions. If the Company or MSBF is unable to recover from a business disruption on a timely basis, the merger and the combined company’s business and financial conditions and results of operations following the completion of the merger could be adversely affected. The merger and efforts to integrate the businesses of the Company and MSBF may also be delayed and adversely affected by the coronavirus outbreak, and become more costly. Each of the Company, MSBF and the combined company may also incur additional costs to remedy damages caused by such disruptions, which could adversely affect its financial condition and results of operations.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The following table reports information regarding repurchases of the Company’s common stock during the quarter ended March 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2020	525,000	$13.39	525,000	1,711,030
February 1-29, 2020	475,000	$12.13	475,000	1,236,030
March 1-31, 2020	475,000	$9.96	475,000	761,030

Total	1,475,000	$11.88	1,475,000	761,030

(1)

On March 13, 2019, the Company announced the authorization of a fourth repurchase plan for up to 9,218,324 shares or 10% of shares then outstanding.  This plan has no expiration date.  The plan commenced upon the completion of the third stock repurchase plan, which was announced on April 27, 2018, and authorized the purchase of up to 10,238,557 shares or 10% of shares then outstanding. On March 25, 2020, the Company temporarily suspended its stock repurchase program.

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
101

The following materials from the Company’s Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

KEARNY FINANCIAL CORP.

Date: May 8, 2020	By:	/s/ Craig L. Montanaro
Craig L. Montanaro
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2020	By:	/s/ Keith Suchodolski
Keith Suchodolski
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)