Form 10-K
period 2020-06-30
Kearny Financial Corp.
filed 2020-08-28
CIK 1617242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2020

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

Emerging growth company     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  YES    ☒  NO

The aggregate market value of the voting and non-voting common equity held by non‑affiliates of the Registrant on December 31, 2019 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $1.07 billion.  Solely for purposes of this calculation, shares held by directors, executive officers and greater than 10% stockholders are treated as shares held by affiliates.

As of August 21, 2020 there were outstanding 89,517,003 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the definitive Proxy Statement for the Registrant’s 2020 Annual Meeting of Stockholders. (Part III)

KEARNY FINANCIAL CORP.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 30, 2020

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	the recent global coronavirus outbreak has and will continue to pose risks and could harm our business and results of operations;
•	general economic conditions, either nationally or in our market areas, that are worse than expected;
•	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;
•	our ability to access cost-effective funding;
•	fluctuations in real estate values and both residential and commercial real estate market conditions;
•	demand for loans and deposits in our market area;
•	our ability to implement changes in our business strategies;
•	competition among depository and other financial institutions;
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

Impact of COVID-19

As the Company’s business is primarily conducted within the states of New Jersey and New York, and those states have been significantly impacted by COVID-19, the operations and operating results of the Company have been similarly impacted.

Employee Matters.  As the COVID-19 pandemic has unfolded, and stay-at-home orders were mandated by government officials, the majority of our non-branch personnel have transitioned to working remotely, and have continued to do so through June 30, 2020. Our information technology infrastructure has afforded us the ability to work remotely with little interruption as we continue to service the needs of our clients. For those essential employees who are unable to work from home, we have provided personal protective equipment, established guidelines to maintain appropriate social distancing and have initiated enhanced cleaning of our facilities to ensure a safe working environment.

Retail Branches.  At the outset of the pandemic we modified our branch hours and access to ensure the safety of our employees and clients. Where possible, branch lobbies were transitioned to appointment-only access, with the majority of branch operations being conducted via our drive-up windows. As certain branches did not have drive-up capabilities, or suitable alternatives, we temporarily closed six of our 46 branches. In the months following, we have outfitted our branches with protective barriers and continued to provide our staff with personal protective equipment. In addition, we have instituted policies requiring our clients to wear face masks and to adhere to social distancing protocols while visiting our branch locations. With these modifications, as of June 30, 2020, all of our branches had re-opened their lobbies and were fully operational.

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

The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program.  As part of this program the SBA will guarantee 100% of the PPP loans made to eligible borrowers. As a qualified SBA lender, the Bank is automatically authorized to originate PPP loans. On April 16, 2020, the original authorization of $349 billion in funding for the PPP program was exhausted. On April 23, 2020, the PPP Enhancement Act was signed into law and provided an additional $310 billion in funding for the PPP program. As of June 30, 2020 we had approximately 749 loans with total outstanding balances of $69.0 million under the PPP.

Under Section 4013 of the CARES Act, and based upon regulatory guidance promulgated by federal banking regulators, qualifying short-term loan modifications resulting in payment deferrals that are attributable to the adverse impact of COVID-19, are not considered to be troubled debt restructurings (“TDRs”). As such, the applicable loans are reported as current with regard to payment status and continue to accrue interest during the payment deferral period. Additional information regarding loans modified in accordance with this guidance are provided in the tables below.

The CARES Act included multiple provisions which impacted the tax code. One such provision restored net operating loss (“NOL”) carrybacks that were eliminated by the 2017 Tax Cuts and Jobs Act. The new carryback provision allows for a five year carryback of NOLs incurred by corporations in the 2018, 2019 and 2020 tax years. As a result of this provision the Company was able to carry back NOLs, which had been recorded at the current statutory federal rate of 21%, at the prior statutory rate of 34%. The difference between these two rates, multiplied by the amount of the NOL, totaled $1.6 million and was recorded as a credit to income tax expense during the year ended June 30, 2020.

Loan Portfolio.  The government-mandated closure of certain businesses and the curtailment of non-essential travel has created an increased level of risk to certain segments of the loan portfolio. Additional disclosures surrounding portfolio-wide loan-to-value ratios for real estate secured loans, exposures to certain loan sectors and non-TDR loan modifications granted under section 4013 of the CARES Act are provided below.

The following table sets forth the composition of our real estate secured loans indicating the loan-to-value, by loan category, at June 30, 2020:

	June 30, 2020
	Balance	LTV
	(In Thousands)
Commercial mortgage loans:
Multi-family commercial mortgage loans	$2,059,568	63%
Nonresidential commercial mortgage loans	960,853	54%
Total commercial mortgage loans	3,020,421	60%

One- to four-family residential mortgage	1,273,022	59%

Consumer loans:
Home equity loans and lines of credit	82,920	41%

Total mortgage loans	$4,376,363	59%

The following table identifies our exposure to certain loan sectors at June 30, 2020:

	June 30, 2020
	Real-Estate Secured			Non-Real Estate Secured		Total
	# of Loans	Balance	LTV	# of Loans	Balance	# of Loans	Balance
	(Dollars In Thousands)
Hotel	4	$4,421	52%	7	$1,566	11	$5,987
Restaurant	15	9,529	52%	35	3,172	50	12,701
Retail shopping center	114	297,773	54%	2	58	116	297,831
Entertainment & recreation	4	5,211	44%	14	784	18	5,995
Wholesale commercial business	-	-	N/A	15	20,841	15	20,841
Wholesale consumer unsecured	-	-	N/A	133	449	133	449
Total	137	$316,934	54%	206	$26,870	343	$343,804

Through June 30, 2020, the Company had modified a total of 711 non-TDR loans with an aggregate principal balance of $781.3 million, representing 17.2% of total loans. Further details regarding these modifications are provided in the table below. As of June 30, 2020, 351 of the modified loans with an aggregate principal balance of $374.9 million had reached the expiration of their initial three-month deferral period.  Of these loans, 69.5%, or $260.6 million, had returned to their regular payment schedules by August 14, 2020.  Through that same date, 30.3%, or $113.5 million had been granted a second 90-day extension while the remaining 0.2%, or $780,000, had not yet made their July payment.

	June 30, 2020
	# of Loans	Balance
		(In Thousands)
Commercial loans:
Multi-family mortgage loans	136	$387,744
Nonresidential mortgage	131	237,384
Commercial business	54	10,450
Construction	1	796
Total commercial loans	322	636,374

Residential mortgage	345	141,890

Consumer loans:
Home equity loans	44	3,014

Total loans	711	$781,278

In addition to the loans reported above, the Company acquired 144 loans with aggregate principal balances of $114.8 million in conjunction with the Company’s acquisition of MSB Financial Corp. (“MSB”) on July 10, 2020 that had been previously modified in accordance with the guidance discussed above.

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

The Company’s primary business is the ownership and operation of the Bank.  The Bank is principally engaged in the business of attracting deposits from the general public in New Jersey and New York and using these deposits, together with other funds, to originate or purchase loans for its portfolio and invest in securities.  Our loan portfolio is primarily comprised of loans collateralized by commercial and residential real estate augmented by secured and unsecured loans to businesses and consumers.  We also maintain a portfolio of investment securities, primarily comprised of U.S. agency mortgage-backed securities, bank-qualified municipal obligations, corporate bonds, asset-backed securities, collateralized loan obligations and subordinated debt.

We operate from our administrative headquarters in Fairfield, New Jersey and other administrative locations throughout the state of New Jersey. As of June 30, 2020, had 46 branch offices. The Company maintains a website at www.kearnybank.com.  We make available through that website, free of charge, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports and proxy materials as soon as is reasonably practicable after the Company electronically files those materials with, or furnishes them to, the Securities and Exchange Commission.  You may access these materials by following the links under “Investor Relations” under the “Financial Information” tab at the Company’s website. Information on the Company’s website is not and should not be considered a part of this Annual Report on Form 10-K.

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

Acquisition of MSB Financial Corp.

On July 10, 2020, the Company completed its acquisition of MSB and its subsidiary, Millington Bank. In accordance with the merger agreement, approximately $9.8 million in cash and 5,853,811 shares of Company common stock was distributed to former MSB shareholders in exchange for their shares of MSB common stock.  As a result of the merger, the Company acquired approximately $500 million in loans, assumed approximately $400 million in deposits and acquired four branch offices located in Somerset and Morris counties. Given the initial accounting for this business combination is incomplete, management is not yet able to disclose the preliminary fair value of the assets acquired and liabilities assumed.

Business Strategy

In recent years we have evolved our business model from that of a traditional thrift toward that of a full service community bank. This evolution has been accomplished by growing our commercial loans and deposits, expanding our product and service offerings, de-novo branching and the acquisition of other financial institutions. During this time, our strategy has been largely focused on profitably deploying capital and enhancing earnings through a variety of balance sheet growth and diversification strategies. While many of our long-term growth strategies remain intact, the uncertainty presented by the COVID-19 pandemic has resulted in a change to our near-term business strategy.  The key components of this business strategy are as follows:

•	Maintain Robust Capital and Liquidity Levels

As demonstrated by the June 30, 2020 Tier 1 Leverage ratios of the Company and the Bank of 13.27% and 11.95%, respectively, we maintain capital levels in excess of regulatory minimums, internal capital adequacy guidelines and peer medians. We plan to continue to maintain robust capital reserves, in part due to the risks and uncertainties associated with the COVID-19 pandemic. For those same reasons, on March 25, 2020, we temporarily suspended our stock repurchase program.

In addition to our robust capital levels, we maintain significant sources of both on- and off-balance sheet liquidity and plan to continue to do so.  At June 30, 2020, our liquid assets included $181.0 million of short-term cash and equivalents supplemented by $1.39 billion of investment securities classified as available for sale which can be readily sold or pledged as collateral, if necessary. In addition, we had the capacity to borrow additional funds totaling $615.0 million via unsecured lines of credit and $1.53 billion and $318.7 million, without pledging additional collateral, from the Federal Home Loan Bank of New York and Federal Reserve Bank, respectively.

•	Ensure the Adequacy of Our Allowance for Credit Losses

At this time the economic implications of the COVID-19 pandemic, and the resulting impact on our asset quality, remain unclear. Notwithstanding this uncertainty we intend to maintain an allowance for credit losses which, upon adoption of ASU 2016-13, will allow us to absorb all of the expected lifetime losses within our portfolios of assets measured at amortized cost.

•	Grow and Diversify Our Retail Non-Maturity Deposits

We plan to continue to focus on growing and diversifying our retail non-maturity deposit base with an emphasis on growth in core non-maturity deposits.  During fiscal 2020 we successfully grew these deposits by $646.7 million and anticipate that the balance of retail non-maturity deposits will increase in fiscal 2021 and thereafter.

•	Maintain the Balance of Our Loan Portfolio while Aiding Borrowers Impacted by COVID-19

We plan to maintain the balance of our portfolio of commercial and residential loans, replacing repayments and with new loan originations. Our focus, as it relates to new originations, will be on high quality loans with strong sponsors and favorable credit metrics.

For our existing borrowers who have been adversely impacted by COVID-19, we plan to use the resources at our disposal, including loan modifications and payment deferrals, to aid such borrowers in remaining current on their loan payments.

•	Leverage Our Residential Mortgage Banking Infrastructure

We plan to continue to leverage our mortgage banking infrastructure to support the origination of residential mortgage loans for sale into the secondary market. We anticipate that residential mortgage loan origination and sale activity will continue to support long-term growth in our non-interest income, while also serving to help manage the Company’s exposure to interest rate risk through the sale of longer-duration, fixed-rate loans into the secondary market.

•	Optimize Our Branch Network

At June 30, 2020, we had a total of 46 branches. We plan to selectively evaluate branch network expansion opportunities while continuing to place strategic emphasis on leveraging the opportunities to increase market share and expand the depth and breadth of client relationships within our existing branches.

We also plan to continue to evaluate and optimize the performance of our existing branch network, taking into consideration historical branch profitability, market demographic trajectory, geographic proximity to the consolidating branch and the expected impact on the Bank’s clients and communities served.

•	Improve Our Operating Efficiency

In recent years the Company’s operating efficiency has improved both organically and via economies of scale gained from merger and acquisition activity. Exclusive of potential future acquisitions we plan to continue to improve operating efficiency through organic means, such as the increased use of technology and the continual evaluation of branch consolidation opportunities.

•	Continue Our Technology Transformation

In recognition of the ongoing evolution of our business towards online channels we have invested significant human resources and capital towards enhancing both our internal and client-facing technology systems.  Our ongoing technology transformation will impact nearly every area of the Company including the residential and commercial lending functions, retail deposit gathering, risk management and back office operations.

Market Area. At June 30, 2020, our primary market area consisted of the counties in which we currently operate branches, including Bergen, Essex, Hudson, Middlesex, Monmouth, Morris, Ocean, Passaic and Union counties in New Jersey and Kings (Brooklyn) and Richmond (Staten Island) counties in New York.  Our lending is concentrated in these markets and our predominant sources of deposits are the communities in which our offices are located as well as the neighboring communities.  Our acquisition of Millington Bank on July 10, 2020 enabled us to enhance our New Jersey market area by newly expanding into Somerset county while expanding upon our existing presence in Morris county.

Competition.  We operate in a highly competitive market area with a large concentration of financial institutions and we face substantial competition in attracting deposits and in originating loans. A number of our competitors are significantly larger institutions with greater financial and technological resources and lending limits.  Our ability to compete successfully is a significant factor affecting our growth potential and profitability.  Our competition for deposits and loans comes primarily from other insured depository institutions located in our primary market area. We also face competition from out-of-market depository institutions operating via online channels and from non-depository institutions including mortgage banks, finance companies, insurance companies and brokerage firms.

Lending Activities

General.  Our loan portfolio is comprised of multi-family loans, commercial real estate loans, residential mortgage loans, commercial business loans, construction loans and consumer and other loans. In conjunction with our strategic efforts to evolve from a traditional thrift to a full-service community bank, our lending strategies have placed increasing emphasis on the origination of commercial loans. In particular, the outstanding balance of our commercial mortgages, including loans secured by multi‑family, mixed‑use and nonresidential properties, have increased significantly over the past several years.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the total portfolio at the dates indicated.

	At June 30,
	2020		2019		2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars In Thousands)
Commercial loans:
Multi-family	$2,059,568	45.36%	$1,946,391	41.14%	$1,758,584	38.50%	$1,412,575	43.57%	$1,040,293	38.94%
Nonresidential	960,853	21.16	1,258,869	26.61	1,302,961	28.52	1,085,064	33.46	820,673	30.72
Commercial business	138,788	3.06	65,763	1.39	85,825	1.88	74,471	2.30	88,207	3.30
Construction	20,961	0.46	13,907	0.29	23,271	0.51	3,815	0.12	2,038	0.08
One- to four-family residential mortgage loans	1,273,022	28.04	1,344,044	28.41	1,297,453	28.40	567,323	17.50	605,203	22.66
Consumer loans:									-
Home equity loans and lines of credit	82,920	1.83	96,165	2.03	90,761	1.99	82,822	2.55	89,566	3.35
Other consumer loans	3,991	0.09	5,814	0.13	9,060	0.20	16,383	0.50	25,401	0.95
Total loans	4,540,103	100.00%	4,730,953	100.00%	4,567,915	100.00%	3,242,453	100.00%	2,671,381	100.00%
Less:
Allowance for loan losses	37,327		33,274		30,865		29,286		24,229
Unaccreted (unamortized) yield adjustments	41,706		52,025		66,567		(2,808)		(2,606)
Total adjustments	79,033		85,299		97,432		26,478		21,623

Total loans, net	$4,461,070		$4,645,654		$4,470,483		$3,215,975		$2,649,758

Loan Maturity Schedule.  The following table sets forth the maturities of our loan portfolio at June 30, 2020.  Demand loans, loans having no stated maturity and overdrafts are shown as due in one year or less. Loans are stated in the following table at contractual maturity and actual maturities could differ due to prepayments.

	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Amounts due:
Within one year	$56,868	$14,925	$13,091	$17,297	$1,422	$691	$1,690	$105,984
After one year:
1 to 3 years	116,562	170,326	82,916	3,664	10,796	3,084	393	387,741
3 to 5 years	248,034	117,551	15,060	-	17,649	3,959	57	402,310
5 to 10 years	1,410,898	421,046	20,475	-	116,108	25,002	45	1,993,574
10 to 15 years	79,691	83,553	2,644	-	111,845	29,913	26	307,672
Over 15 years	147,515	153,452	4,602	-	1,015,202	20,271	1,780	1,342,822
Total due after one year	2,002,700	945,928	125,697	3,664	1,271,600	82,229	2,301	4,434,119

Total amount due	$2,059,568	$960,853	$138,788	$20,961	$1,273,022	$82,920	$3,991	$4,540,103

The following table shows the dollar amount of loans as of June 30, 2020 due after June 30, 2021 according to rate type and loan category:

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)
Commercial loans:
Multi-family	$645,929	$1,356,771	$2,002,700
Nonresidential	374,550	571,378	945,928
Commercial business	94,139	31,558	125,697
Construction	-	3,664	3,664
One- to four-family residential mortgage loans	985,454	286,146	1,271,600
Consumer loans:
Home equity loans and lines of credit	66,480	15,749	82,229
Other consumer loans	772	1,529	2,301

Total loans	$2,167,324	$2,266,795	$4,434,119

Multi-Family and Nonresidential Real Estate Mortgage Loans.  We originate commercial mortgage loans on multi-family and nonresidential properties, including loans on apartment buildings, retail/service properties and other income-producing properties, such as mixed-use properties combining residential and commercial space.  We originated approximately $258.5 million of multi-family and nonresidential real estate mortgages during the year ended June 30, 2020, compared to $437.3 million during the year ended June 30, 2019.  Supplementing our organic originations were purchases of whole loans and participations totaling $55.5 million during the year ended June 30, 2020, compared to $68.6 million during the year ended June 30, 2019.

We generally offer fixed-rate and adjustable-rate balloon mortgage loans on multi-family and non-residential properties with final stated maturities ranging from five to fifteen years with amortization terms which generally range from 15 to 30 years. Our commercial mortgage loans are primarily secured by properties located in New Jersey, New York and the surrounding states.

Commercial Business (C&I) Loans.  We originate commercial term loans and lines of credit to a variety of professionals, sole proprietorships and businesses in our market area.  Our business loan products include our Small Business Express Loan, which offers clients a simplified and expedited application and approval process for term loans and lines of credit up to $250,000, as well as loans originated through the SBA in which Kearny Bank participates as a Preferred Lender and is authorized to originate PPP loans, as discussed earlier.  We originated approximately $108.5 million of commercial business loans during the year ended June 30, 2020, of which $69.7 million were originated under the SBA PPP program. By comparison, we originated approximately $21.9 million during the year ended June 30, 2019.

Supplementing our organic origination of commercial business loans was the funding of wholesale commercial business loan participations totaling $2.7 million for both of the fiscal years ended June 30, 2020 and 2019, respectively.  These participations were comprised of our pro-rata interest in the obligations of nine separate commercial borrowers that were acquired through our membership in BancAlliance, a cooperative network of lending institutions that serves as a conduit for institutional investors to participate in middle-market commercial credits.  During fiscal 2018 we opted to discontinue the purchase of wholesale commercial business loan participations and thus all of the wholesale commercial business loans funded during fiscal 2020 were comprised of advances on previously committed lines of credit.  Our outstanding balance of wholesale commercial business loan participations totaled $20.8 million and $27.2 million at June 30, 2020 and 2019, respectively.

At June 30, 2020, approximately $48.9 million, or 35.3%, of our commercial business loans represent loans originated through our retail channel while $20.9 million, or 15.0%, comprise loans acquired through the wholesale commercial business loan participation channels and $69.0 million, or 49.7%, were originated under the PPP, as discussed earlier.  Of the retail originated loans, approximately $39.0 million, or 79.7%, are non-SBA loans consisting of secured and unsecured loans totaling $30.6 million and $8.4 million, respectively. Unsecured commercial loans may take the form of overdraft checking authorization and unsecured lines of credit.  Our non-SBA commercial term loans generally have terms of up to 10 years.  Our commercial lines of credit have terms of up to one year and are generally floating-rate loans.

The remaining $9.9 million or 20.3% of retail commercial business loans originated represent the retained portion of SBA loan originations, of which approximately $437,000 is guaranteed by the SBA.  Such loans are generally secured by various forms of collateral, including real estate, business equipment and other forms of collateral.  We may choose to sell the guaranteed portion of eligible SBA loans originated, which ranges from 50% to 90% of the loan’s outstanding balance, while retaining the nonguaranteed portion of such loans in portfolio.

Construction Lending.  Our construction lending includes loans to individuals for the construction of one- to four-family residences or for major renovations or improvements to an existing dwelling.  Our construction lending also includes loans to builders and developers for commercial real estate or multi-family residential buildings.  At June 30, 2020, construction loans totaled $21.0 million.

During the year ended June 30, 2020, construction loan disbursements were $7.2 million compared to $8.5 million during the year ended June 30, 2019.  Construction loan repayments outpaced disbursements during fiscal 2019 resulting in the reported net decrease in the outstanding balance of this segment of the loan portfolio.

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

One- to Four-Family First Mortgage Loans Held in Portfolio.  Our portfolio lending activities include the origination of one- to four-family first mortgage loans, of which approximately $1.17 billion, or 92.0%, are secured by properties located within New Jersey and New York as of June 30, 2020 with the remaining $102.0 million, or 8.0%, secured by properties in other states.

During the year ended June 30, 2020, we originated $197.8 million of one- to four-family first mortgage portfolio loans compared to $106.9 million in the year ended June 30, 2019.  To supplement portfolio loan originations, we also purchased one- to four-family first mortgages totaling $15.0 million during the year ended June 30, 2020 compared to $95.5 million during the year ended June 30, 2019.

We will originate a one- to four-family mortgage loans on an owner-occupied property with a principal amount of up to 95% of the lesser of the appraised value or the purchase price of the property, with private mortgage insurance required if the loan-to-value ratio exceeds 80%. At June 30, 2020, our one- to four-family mortgage loan portfolio was primarily comprised of loans secured by owner-occupied properties.  Our loan-to-value limit on a non-owner-occupied property is 75%.

We offer a first-time homebuyer program for persons who have not previously owned real estate and are purchasing a one- to four-family property in our primary lending area for use as a primary residence.  This program is also available outside these areas, but only to persons who are existing deposit or loan customers of Kearny Bank and/or members of their immediate families.  The financial incentive under this program are a one quarter of one percentage point rate reduction on all first mortgage loan types and the refund of the commitment fee at closing.

The fixed-rate residential mortgage loans that we originate for portfolio generally meet the secondary mortgage market standards of the Federal Home Loan Mortgage Corporation (“Freddie Mac”).

Substantially all of our residential mortgages include due on sale clauses, which give us the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party.  Property appraisals on real estate securing our one- to four-family first mortgage loans are made by state certified or licensed independent appraisers approved by our Board of Directors. Appraisals are performed in accordance with applicable regulations and policies.  We require title insurance policies on all first mortgage real estate loans originated.  Homeowners, liability and fire insurance and, if applicable, flood insurance, are also required.

One- to Four-Family Mortgage Loans Held for Sale.  As a complement to our residential one- to four-family portfolio lending activities, we operate a mortgage banking platform which supports the origination of one- to four-family mortgage loans for sale into the secondary market.  The loans we originate for sale generally meet the secondary mortgage market standards of the Federal Home Loan Mortgage Corporation.  Such loans are generally originated by, and sourced from, the same resources and markets as those loans originated and held in our portfolio.

Our mortgage banking business strategy resulted in the recognition of $3.2 million in gains associated with the sale of $285.4 million of mortgage loans held for sale during the year ended June 30, 2020.  As of that date, an additional $20.8 million of loans were held and committed for sale into the secondary market.

Home Equity Loans and Lines of Credit.  Our home equity loans are fixed-rate loans for terms of generally up to 20 years.  We also offer fixed-rate and adjustable-rate home equity lines of credit with terms of up to 20 years.  During the year ended June 30, 2020, we originated $16.4 million of home equity loans and home equity lines of credit compared to $33.8 million in the year ended June 30, 2019.  However, repayments of home equity loans and lines of credit generally outpaced origination volume during fiscal 2020, resulting in a net decrease in the outstanding balance of this segment of the loan portfolio.

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

Other Consumer Loans.  Our consumer loan portfolio includes unsecured overdraft lines of credit and personal loans as well as loans secured by savings accounts and certificates of deposit on deposit with the Bank.  The balance of consumer loans at June 30, 2020 primarily include $3.4 million of loans fully secured by savings accounts or certificates of deposit held by the Bank and $607,000 of other unsecured consumer loans. We will generally lend up to 90% of the account balance on a loan secured by a savings account or certificate of deposit.

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

Loans to One Borrower.  New Jersey law generally limits the amount that a savings bank may lend to a single borrower and related entities to 15% of the institution’s capital funds. Accordingly, as of June 30, 2020, our legal loans-to-one-borrower limit was approximately $122.5 million.

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

At June 30, 2020, our largest single borrower had an aggregate outstanding loan balance of approximately $54.0 million comprising one commercial mortgage loan and four multi-family mortgage loans. Our second largest single borrower had an aggregate outstanding loan balance of approximately $49.6 million comprising six multi-family mortgage loans.  At June 30, 2020, these lending relationships were current and performing in accordance with the terms of their loan agreements.

Loan Originations, Purchases, Sales, Solicitation and Processing. The following table shows portfolio loans originated, purchased, acquired and repaid during the periods indicated:

	For the Years Ended June 30,
	2020	2019	2018
	(In Thousands)
Loan originations: (1)
Commercial loans:
Multi-family	$193,158	$352,208	$358,521
Nonresidential	65,357	85,077	100,249
Commercial business	108,546	21,856	25,896
Construction	7,192	8,478	25,213
One- to four-family residential mortgage loans	197,825	106,883	52,974
Consumer loans:
Home equity loans and lines of credit	16,396	33,757	20,234
Other consumer loans	1,312	2,274	1,368
Total loan originations	589,786	610,533	584,455
Loan purchases:
Commercial loans:
Multi-family	2,500	35,000	-
Nonresidential	53,043	33,625	-
Commercial business	2,671	2,732	28,292
One- to four-family residential mortgage loans	15,048	95,454	26,298
Total loan purchases	73,262	166,811	54,590
Loans acquired from Clifton (2)	-	-	1,116,821
Loan sales: (1)
Multi-family	(470)	-	-
Commercial business	-	(867)	(2,802)
Total loans sold	(470)	(867)	(2,802)

Loan repayments	(849,249)	(612,622)	(497,306)
Increase (decrease) due to other items	2,087	11,316	(1,250)

Net increase in loan portfolio	$(184,584)	$175,171	$1,254,508

(1)	Excludes origination and sales of one- to four-family mortgage loans held for sale.
(2)	For information on loans acquired in the Clifton acquisition, see Note 3 to the audited consolidated financial statements.

Our customary sources of loan applications include loans originated by our loan officers, repeat clients, referrals from realtors and other professionals and walk-in clients. These sources are supported in varying degrees by our advertising and marketing strategies. We have also entered into purchase agreements with a number of bank and non-bank originators to supplement our loan production pipeline.  These agreements call for our purchase of one- to four-family first mortgage loans on either a servicing released or servicing retained basis from the seller. In addition to purchasing one- to four-family loans, we have also purchased commercial mortgage and commercial business loans and participations originated by other banks and non-bank originators.

Additional information about the Company’s loans is presented in Note 7 to the audited consolidated financial statements.

Loan Approval Procedures and Authority.  Senior management recommends, and the Board of Directors approves, our lending policies and loan approval limits.  The Bank’s Loan Committee consists of the Chief Executive Officer, Chief Lending Officer, Chief Credit Officer, Chief Risk Officer, Director of Residential Lending and Special Assets Manager.  Our Chief Lending Officer may approve residential loans up to $1.0 million.  Our loan department personnel serving in the following positions may approve loans as follows: residential mortgage loan managers, mortgage/consumer loans up to $500,000; and residential mortgage loan underwriters, mortgage loans up to $350,000.  In addition to these principal amount limits, there are established limits for different levels of approval authority as to minimum credit scores and maximum loan-to-value ratios and debt-to-income ratios or debt service coverage.  Our Chief Executive Officer, Chief Lending Officer, or Chief Credit Officer have authorization to approve loans for amounts up to a limit of $1.0 million.  Non-conforming residential mortgage loans and loans over $1.0 million up to $2.0 million require the approval of the Loan Committee.

The Committee may approve individual commercial loans or an aggregate commercial lending relationship up to $5.0 million. Commercial loans or aggregate relationships in excess of $5.0 million require approval by the Board of Directors while such approval is also required for residential mortgage loans in excess of $2.0 million and commercial business loans in excess of $1.0 million.

Asset Quality

Collection Procedures on Delinquent Loans.  We regularly monitor the payment status of all loans within our portfolio and promptly initiate collection efforts on past due loans in accordance with applicable policies and procedures.  Delinquent borrowers are notified when a loan is 30 days past due. If the delinquency continues, subsequent efforts are made to contact the delinquent borrower and additional collection notices are sent.  All reasonable attempts are made to collect from borrowers prior to referral to an attorney for collection.  However, when a loan is 90 days delinquent, it is our general practice to refer it to an attorney for repossession, foreclosure or other form of collection action, as appropriate.  In certain instances, we may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize their financial affairs as we attempt to work with the borrower to establish a repayment schedule to cure the delinquency.

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

Past Due Loans.  A loan’s past due status is generally determined based upon its principal and interest payment (“P&I”) delinquency status in conjunction with its past maturity status, where applicable.  A loan’s P&I delinquency status is based upon the number of calendar days between the date of the earliest P&I payment due and the as of measurement date.  A loan’s past maturity status, where applicable, is based upon the number of calendar days between a loan’s contractual maturity date and the as of measurement date.  Based upon the larger of these criteria, loans are categorized into the following past due tiers for financial statement reporting and disclosure purposes: Current (including 1-29 days past due), 30-59 days past due, 60-89 days past due and 90 or more days past due.

Nonaccrual Loans.  Loans are generally placed on nonaccrual status when contractual payments become 90 or more days past due or when the Company does not expect to receive all P&I payments owed substantially in accordance with the terms of the loan agreement, regardless of past due status.  Loans that become 90 days past due, but are well secured and in the process of collection, may remain on accrual status.  Nonaccrual loans are generally returned to accrual status when all payments due are brought current and we expect to receive all remaining P&I payments owed substantially in accordance with the terms of the loan agreement.  Payments received in cash on nonaccrual loans, including both the principal and interest portions of those payments, are generally applied to reduce the carrying value of the loan.

Nonperforming Assets.  The following table provides information regarding our nonperforming assets which are comprised of nonaccrual loans, accruing loans 90 days or more past due and other real estate owned:

	At June 30,
	2020	2019	2018	2017	2016
	(Dollars In Thousands)
Nonaccrual loans:
Commercial loans:
Multi-family	$2,962	$70	$116	$158	$205
Nonresidential	23,936	8,900	5,340	5,720	6,588
Commercial business	592	469	1,238	2,634	1,965
Construction	-	-	-	255	357
One- to four-family residential mortgage loans	8,359	9,943	9,192	8,790	10,732
Consumer loans:
Home equity loans and lines of credit	842	866	913	1,241	1,170
Other consumer loans	-	-	-	-	-
Total nonaccrual loans (1)	36,691	20,248	16,799	18,798	21,017
Accruing loans 90 days or more past due:
Commercial loans:
Multi-family	-	-	-	-	-
Nonresidential	-	-	-	-	-
Commercial business	-	-	-	-	-
Consumer loans:
Other consumer loans	5	22	60	74	38
Total accruing loans 90 days or more past due	5	22	60	74	38

Total nonperforming loans	$36,696	$20,270	$16,859	$18,872	$21,055
Other real estate owned	$178	$-	$725	$1,632	$826
Total nonperforming assets	$36,874	$20,270	$17,584	$20,504	$21,881
Total nonperforming loans to total loans	0.82%	0.43%	0.37%	0.58%	0.79%
Total nonperforming loans to total assets	0.54%	0.31%	0.26%	0.39%	0.47%
Total nonperforming assets to total assets	0.55%	0.31%	0.27%	0.43%	0.49%

(1)	TDRs on accrual status not included above totaled $8.4 million, $4.3 million, $3.5 million, $2.5 million and $2.9 million at June 30, 2020, 2019, 2018, 2017 and 2016, respectively.

Total nonperforming assets increased by $16.6 million to $36.9 million at June 30, 2020 from $20.3 million at June 30, 2019.  The increase was due to a net increase in nonperforming loans of $16.4 million coupled with an increase in other real estate owned of $178,000.  For those same comparative periods, the number of nonperforming loans decreased to 70 loans from 77 loans while there was one property in other real estate owned at June 30, 2020 compared to no properties at June 30, 2019.

As noted above, the $16.4 million increase in nonperforming loans for the year ended June 30, 2020 was primarily attributable to a single, $14.3 million, owner-occupied commercial real estate loan which was placed on non-accrual status during the quarter ended March 31, 2020.  This loan is secured by a grocery-anchored retail shopping center located in northern New Jersey and has a current loan-to-value of approximately 69%.

At June 30, 2020, 2019, and 2018, Kearny Bank had loans with aggregate outstanding balances totaling $21.5 million, $15.1 million and $10.2 million, respectively, reported as troubled debt restructurings.

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

Classification of Assets.  In compliance with the regulatory guidelines, our loan review system includes an evaluation process through which certain loans exhibiting adverse credit quality characteristics are classified as Substandard, Doubtful or Loss.  An asset is classified as Substandard if it is inadequately protected by the paying capacity and net worth of the obligor or the collateral pledged, if any.  Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all of the weaknesses inherent in those classified as Substandard, with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions and values. Assets, or portions thereof, classified as Loss are considered uncollectible or of so little value that their continuance as assets is not warranted.  Assets which do not currently expose us to a sufficient degree of risk to warrant an adverse classification but have some credit deficiencies or other potential weaknesses are designated as Special Mention by management.  Adversely classified assets, together with those rated as Special Mention are generally referred to as Classified Assets.  Non-classified assets are internally rated within one of four Pass categories or as Watch with the latter denoting a potential deficiency or concern that warrants increased oversight or tracking by management until remediated.

Additional information about our classification of assets is presented in Note 8 to the audited consolidated financial statements.

The following table discloses our designation of certain loans as special mention or adversely classified during each of the five years presented:

	At June 30,
	2020	2019	2018	2017	2016
	(In Thousands)
Special mention	$9,187	$5,681	$592	$2,594	$2,528
Substandard	46,069	27,822	28,752	29,428	33,052
Doubtful	1	1	1	3	2
Total classified loans	$55,257	$33,504	$29,345	$32,025	$35,582

At June 30, 2020, 17 loans were classified as Special Mention and 139 loans were classified as Substandard.  As of that same date, five loans were classified as Doubtful.

Allowance for Loan Losses.  Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable.  The allowance for loan losses as of June 30, 2020, is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio. Although we believe that our allowance for loans losses is established in accordance with management’s best estimate, actual losses are dependent upon future events and, as such, further additions to the level of loan loss allowances may be necessary.

Additional information about our allowance for loan losses is presented in Note 1 and Note 8 to the audited consolidated financial statements.

The following table sets forth information with respect to activity in the allowance for loan losses for the periods indicated:

	For the Years Ended June 30,
	2020	2019	2018	2017	2016
	(Dollars in Thousands)
Allowance balance (at beginning of period)	$33,274	$30,865	$29,286	$24,229	$15,606
Provision for loan losses	4,197	3,556	2,706	5,381	10,690
Charge offs:
Multi-family	-	-	-	-	(133)
Nonresidential	-	(54)	(45)	(149)	-
Commercial business	(50)	(861)	(145)	(221)	(1,464)
One- to four-family residential mortgage loans	-	(83)	(521)	(76)	(1,213)
Home equity loans and lines of credit	-	-	(18)	(96)	(93)
Other consumer loans	(139)	(285)	(829)	(849)	(55)
Total charge offs:	(189)	(1,283)	(1,558)	(1,391)	(2,958)
Recoveries:
Nonresidential	10	6	-	-	-
Commercial business	2	47	90	727	760
One- to four-family residential mortgage loans	-	-	172	256	88
Home equity loans and lines of credit	-	-	65	16	41
Other consumer loans	33	83	104	68	2
Total recoveries:	45	136	431	1,067	891
Net charge offs:	(144)	(1,147)	(1,127)	(324)	(2,067)
Allowance balance (at end of period)	$37,327	$33,274	$30,865	$29,286	$24,229
Total loans outstanding	$4,540,103	$4,730,953	$4,567,915	$3,242,453	$2,671,381
Average loans outstanding	$4,568,816	$4,669,436	$3,577,598	$2,955,686	$2,512,231
Allowance for loan losses as a percent of total loans outstanding	0.82%	0.70%	0.68%	0.90%	0.91%
Net loan charge-offs as a percent of average loans outstanding	0.00%	0.02%	0.03%	0.01%	0.08%
Allowance for loan losses to non-performing loans	101.72%	164.15%	183.08%	155.18%	115.07%

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

	At June 30,
	2020		2019		2018		2017		2016
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars In Thousands)
At end of period allocated to:
Commercial loans:
Multi-family	$20,916	56.03%	$16,959	50.96%	$14,946	48.42%	$13,941	43.57%	$9,995	38.94%
Nonresidential	8,763	23.48	9,672	29.07	9,787	31.71	9,939	33.46	7,846	30.72
Commercial business	1,926	5.16	2,467	7.41	2,552	8.27	1,709	2.30	2,784	3.30
Construction	236	0.63	136	0.41	258	0.84	35	0.12	24	0.08
One- to four-family residential mortgage loans	4,860	13.02	3,377	10.15	2,479	8.03	2,384	17.50	2,370	22.66
Consumer loans:
Home equity loans and lines of credit	568	1.52	491	1.48	430	1.39	501	2.55	432	3.35
Other consumer loans	58	0.16	172	0.52	413	1.34	777	0.50	778	0.95
Total	$37,327	100.00%	$33,274	100.00%	$30,865	100.00%	$29,286	100.00%	$24,229	100.00%

The following table sets forth the allocation of the allowance for loan losses by loan category and segment within each valuation allowance category at the dates indicated.  The valuation allowance categories presented reflect the allowance for loan loss calculation methodology in effect at the time.

	At June 30,
	2020	2019	2018	2017	2016
	(In Thousands)
Valuation allowance for loans individually evaluated for impairment
Commercial loans:
Nonresidential	$41	$-	$-	$39	$53
Commercial business	47	-	227	6	400
One- to four-family residential mortgage loans	1	31	79	154	77
Consumer loans:
Home equity loans and lines of credit	-	-	-	-	78
Total valuation allowance	89	31	306	199	608
Valuation allowance for loans collectively evaluated for impairment:
Historical loss factors	1,184	2,108	2,074	2,131	3,439
Environmental loss factors:
Commercial loans:
Multi-family	20,916	16,959	14,946	13,941	9,985
Nonresidential	8,699	9,627	9,686	9,701	7,269
Commercial business	758	653	750	731	810
Construction	236	136	258	35	24
One- to four-family residential mortgage loans	4,852	3,243	2,368	1,988	1,621
Consumer loans:
Home equity loans and lines of credit	568	482	410	401	306
Other	25	35	67	159	167
Total environmental factors	36,054	31,135	28,485	26,956	20,182

Total allowance for loan losses	$37,327	$33,274	$30,865	$29,286	$24,229

During the year ended June 30, 2020, the balance of the allowance for loan losses (“ALLL”) increased by $4.1 million to $37.3 million at June 30, 2020 from $33.3 million, at June 30, 2019, resulting in an ALLL to total loans ratio of 0.82% and 0.70% as of those dates, respectively. The increase resulted from a loan loss provision of $4.2 million during the year ended June 30, 2020 coupled with charge-offs and net of recoveries totaling $144,000 during that same period.

The portion of the allowance for loan losses attributable to loans individually evaluated for impairment increased by $58,000 to $89,000 at June 30, 2020 from $31,000 at June 30, 2019.  This balance reflected an allowance for impairment on $1.8 million of impaired loans while an additional $43.3 million of impaired loans had no allowance.  By comparison, the balance at June 30, 2019 reflected an allowance for impairment on $363,000 of impaired loans while an additional $24.2 million of impaired loans had no allowance for impairment.

The portion of the allowance for loan losses attributable to loans collectively evaluated for impairment increased by $4.0 million to $37.2 million at June 30, 2020 from $33.2 million at June 30, 2019.  This increase was attributable to changes in a combination of historical and environmental loss factors.  With regard to historical loss factors, our loan portfolio experienced an annualized net charge-off rate of 0.00% for the year ended June 30, 2020, a decrease of two basis points from the 0.02% rate for the year ended June 30, 2019.  The annual average net charge off rate for June 30, 2019 had previously decreased by one basis point from 0.03% for the prior year ended June 30, 2018.  The effect of the net change in historical loss factors resulted in a decrease in the applicable portion of the allowance attributable to these factors of approximately $924,000 to $1.2 million at June 30, 2020 from $2.1 million at June 30, 2019.

With regard to environmental loss factors, the Company made adjustments to various factors during the year ended June 30, 2020.  Most notably, the environmental factors associated with national and regional economic conditions were increased substantially in response to the economic impact of COVID-19.  The net effect of these adjustments, partially offset by a decrease in the balance of the unimpaired portion of the loan portfolio, resulted in a $4.9 million increase in the portion of the allowance for loan losses attributable to environmental loss factors to $36.1 million at June 30, 2020 from $31.1 million at June 30, 2019.

An overview of the balances and activity within the ALLL during the prior fiscal year ended June 30, 2019 can be found in our Annual Report on Form 10-K for the year ended June 30, 2019, filed with the SEC on August 28, 2019.

The calculation of probable losses within a loan portfolio and the resulting ALLL is subject to estimates and assumptions that are susceptible to significant revisions as more information becomes available and as events or conditions effecting individual borrowers and the marketplace as a whole change over time.  Future additions to the allowance for loan losses may be necessary if economic and market conditions deteriorate in the future from those currently prevalent in the marketplace.  In addition, the federal banking regulators, as an integral part of their examination process, periodically review our loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate.  The regulators may require the allowance for loan losses to be increased based on their review of information available at the time of the examination, which may negatively affect our earnings.  Finally, changes in accounting standards promulgated by the Financial Accounting Standards Board, such as those discussed in Note 2 to the audited consolidated financial statements regarding the use of a current expected credit loss (“CECL”) model to calculate credit losses, may require increases in the allowance for loan losses upon adoption of the applicable accounting standard. As the Company operates on a non-calendar fiscal year, as of June 30, 2020, it had not yet adopted the CECL model to calculate credit losses.

Additional information about the ALLL at June 30, 2020 and June 30, 2019 is presented in Note 8 to the audited consolidated financial statements.

Securities Portfolio

At June 30, 2020, our securities portfolio totaled $1.42 billion and comprised 21.0% of our total assets. By comparison, at June 30, 2019, our securities portfolio totaled $1.29 billion and comprised 19.5% of our total assets.  Additional information about the Company’s investment securities at Jun 30, 2020 is presented in Note 4, Note 5 and Note 6 to the audited consolidated financial statements.

The year-over-year net increase in the securities portfolio totaled approximately $127.3 million which largely reflected security purchases during the year that were partially offset by repayments, sales and calls. The increase in the portfolio included a $20.5 million increase in the fair value of the available for sale securities portfolio to an unrealized gain of $22.5 million at June 30, 2020 from an unrealized gain of $2.0 million at June 30, 2019.

Our investment policy, which is approved by the Board of Directors, is designed to foster earnings and manage cash flows within prudent interest rate risk and credit risk guidelines.  Generally, our investment policy is to invest funds in various categories of securities and maturities based upon our liquidity needs, asset/liability management policies, investment quality, and marketability and performance objectives.  Our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Risk Officer and Treasurer/Chief Investment Officer are the senior management members of our Capital Markets Committee (“CMC”) that are designated by the Board of Directors as the officers primarily responsible for securities portfolio management and all transactions require the approval of at least two of these designated officers.  The Board of Directors is responsible for the oversight of the securities portfolio and the CMC’s activities relating thereto.

The investments authorized for purchase under the investment policy approved by our Board of Directors include U.S. government and agency mortgage-backed securities, U.S. government agency debentures, municipal obligations, corporate bonds, asset-backed securities, collateralized loan obligations and subordinated debt.  We also hold small balances of single-issuer trust preferred securities that were acquired through bank acquisitions, but generally do not purchase such securities for the portfolio. On a short-term basis, our investment policy authorizes investment in securities purchased under agreements to resell, federal funds, and certificates of deposits of insured financial institutions.

The carrying value of our mortgage-backed securities totaled $819.1 million at June 30, 2020 and comprised 57.8% of total investments and 12.1% of total assets as of that date.  We generally invest in mortgage-backed securities issued by U.S. government agencies or government-sponsored entities.  Mortgage-backed securities issued or sponsored by U.S. government agencies and government-sponsored entities are guaranteed as to the payment of principal and interest to investors. Mortgage-backed securities generally yield less than the mortgage loans underlying such securities because of the costs of servicing and of their payment guarantees or credit enhancements which minimize the level of credit risk to the security holder.

The carrying value of our securities representing obligations of state and political subdivisions totaled $86.6 million at June 30, 2020 and comprised 6.1% of total investments and 1.3% of total assets as of that date.  Such securities primarily included highly-rated, fixed-rate bank-qualified securities representing general obligations of municipalities located within the U.S. or the obligations of their related entities such as boards of education or school districts. Each of our municipal obligations were consistently rated by Moody’s and S&P well above the thresholds that generally support our investment grade assessment with such ratings equaling or exceeding A- or higher by S&P and/or A2 or higher by Moody’s, where rated by those agencies.  In the absence of, or as a complement to, such ratings, we rely upon our own internal analysis of the issuer’s financial condition to validate its investment grade assessment.

The carrying value of our asset-backed securities totaled $172.4 million at June 30, 2020 and comprised 12.2% of total investments and 2.6% of total assets as of that date.  This category of securities is comprised entirely of structured, floating-rate securities representing securitized federal education loans with 97% U.S. government guarantees.  Our securities represent the highest credit-quality tranches within the overall structures with each being rated AA+ or higher by S&P/or Aa1 or higher by Moody’s, where rated by those agencies, at June 30, 2020.

The outstanding balance of our collateralized loan obligations totaled $193.8 million at June 30, 2020 and comprised 13.7% of total investments and 2.9% of total assets as of that date.  This category of securities is comprised entirely of structured, floating-rate securities representing securitized commercial loans to large, U.S. corporations. At June 30, 2020, each of our collateralized loan obligations were consistently rated by Moody’s and S&P well above the thresholds that generally support our investment grade assessment with such ratings equaling AAA by S&P and Aaa or by Moody’s, where rated by those agencies.

The carrying value of our corporate bonds totaled $143.6 million at June 30, 2020 and comprised 10.1% of total investments and 2.1% of total assets as of that date.  This category of securities is comprised of floating-rate corporate debt obligations issued by large financial institutions and subordinated debt representing profitable, well-capitalized, small- to mid-sized community banks located mainly in the mid-Atlantic region of the U.S.  We generally limit our investment in the unsecured corporate debt of any single issuer to $25.0 million.  At June 30, 2020, corporate bonds issued by large financial institutions were consistently rated by Moody’s and S&P well above the thresholds that generally support our investment grade assessment with such ratings equaling or exceeding BBB+ or higher by S&P and/or A3 or higher by Moody’s, where rated by those agencies.

The typical structure of the subordinated debt is a 10-year final maturity, with a fixed rate coupon for the first five years of the term, and then at a variable rate that will reset quarterly to a level equal to the then current 3-month LIBOR plus a spread over the remainder of the term.  The notes are redeemable after five years subject to satisfaction of certain conditions.  The securities are rated BBB- or higher by Kroll Bond Rating Agency (“Kroll”) and/or BBB- by Fitch Ratings Inc., where rated by those agencies.  Of the securities rated by Kroll, two of the securities are rated BBB- or higher by S&P and Baa3 by Moody’s, where rated by those agencies. One subordinated debt security is non-rated.  In each case, the indebtedness evidenced by the subordinated notes, including principal and interest, is unsecured and subordinate and junior to the issuer’s general and secured creditors and depositors.

The carrying value of our trust preferred securities totaled $2.6 million at June 30, 2020 and comprised less than one percent of total investments and total assets as of that date.  This category of securities is comprised of two single-issuer trust preferred securities that were acquired as a result of merger activity. At June 30, 2020, the securities were rated by Moody’s and S&P above the thresholds that generally support our investment grade assessment, with such ratings equaling BBB- by S&P and Baa1 by Moody’s.

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

We do not currently use or maintain a trading account.  Securities not classified as held to maturity are classified as available for sale.  These securities are reported at fair value and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as adjustments to accumulated other comprehensive income, a separate component of equity.  In April 2019, the FASB issued ASU 2019-04 Codification Improvements to Topic 326, Financial Instruments Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.  The Company adopted ASU 2019-04 on July 1, 2019 and as part of the adoption, reclassified $537.7 million of investment securities held to maturity to investment securities available for sale. The Company did not reclassify investment securities from held to maturity to available for sale upon the original adoption of the amendments in ASU 2017-12. As of June 30, 2020, our available for sale securities portfolio had a carrying value of $1.39 billion or 97.7% of our total securities with the remaining $32.6 million or 2.3% of securities were classified as held to maturity.

Other than securities issued or guaranteed by the U.S. government or its agencies, we did not hold securities of any one issuer having an aggregate book value in excess of 10% of our equity at June 30, 2020.  All of our securities carry market risk insofar as increases in market rates of interest may cause a decrease in their market value.  We have determined that none of our securities with unrealized losses at June 30, 2020 are other than temporarily impaired as of that date.

During the year ended June 30, 2020, proceeds from sales of securities available for sale totaled $164.3 million and resulted in gross gains of $2.4 million and gross losses of $145,000. During the year ended June 30, 2019, proceeds from sales of securities available for sale totaled $75.4 million and resulted in gross gains of $190,000 and gross losses of $513,000.  During the year ended June 30, 2018, proceeds from sales of securities available for sale totaled $254.6 million and resulted in gross losses of $31,000.

There were no sales of held to maturity securities during the year ended June 30, 2020 and 2019.  During the year ended June, 30, 2018, proceeds from sales of securities held to maturity totaled $211,000 which resulted in gross losses of $8,000.  The securities sold were limited to those securities where there was evidence of a deterioration of creditworthiness.

The following table sets forth the carrying value of our securities portfolio at the dates indicated:

	At June 30,
	2020	2019	2018	2017	2016
	(In Thousands)
Debt securities available for sale:
U.S. agency securities	$-	$3,678	$4,411	$5,316	$6,440
Obligations of state and political subdivisions	54,054	26,951	26,088	27,740	28,398
Asset-backed securities	172,447	179,313	182,620	162,429	82,625
Collateralized loan obligations	193,788	208,611	226,066	98,154	127,374
Corporate bonds	143,639	122,024	147,594	142,318	137,404
Trust preferred securities	2,627	3,756	3,783	8,540	7,669
Total debt securities available for sale	566,555	544,333	590,562	444,497	389,910

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	30,903	21,390	24,292	30,536	60,577
Residential pass-through securities	561,954	44,303	102,359	130,550	214,526
Commercial pass-through securities	226,291	104,237	7,872	8,177	8,524
Total mortgage-backed securities available for sale	819,148	169,930	134,523	169,263	283,627

Total securities available for sale	1,385,703	714,263	725,085	613,760	673,537

Debt securities held to maturity:
U.S. agency securities	-	-	-	35,000	84,992
Obligations of state and political subdivisions	32,556	104,086	109,483	94,713	82,179
Subordinated debt	-	63,086	46,294	15,000	-
Total debt securities held to maturity	32,556	167,172	155,777	144,713	167,171

Mortgage-backed securities held to maturity:
Collateralized mortgage obligations	-	46,381	56,886	17,854	23,081
Residential pass-through securities	-	166,283	200,622	178,813	223,632
Commercial pass-through securities	-	196,816	176,445	151,941	163,402
Total mortgage-backed securities held to maturity	-	409,480	433,953	348,608	410,115

Total securities held to maturity	32,556	576,652	589,730	493,321	577,286

Total securities	$1,418,259	$1,290,915	$1,314,815	$1,107,081	$1,250,823

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of our securities portfolio at June 30, 2020.  This table shows contractual maturities and does not reflect re-pricing or the effect of prepayments. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.  At June 30, 2020, securities with a carrying value of $28.9 million are callable within one year.

	At June 30, 2020
	One Year or Less		One to Five Years		Five to Ten Years		More Than Ten Years		Total Securities
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Fair Market Value
	(Dollars In Thousands)
Debt securities:
Obligations of state and political subdivisions	$7,038	1.51%	$33,535	2.05%	$46,037	2.40%	$-	-%	$86,610	2.19%	$88,123
Asset-backed securities	-	-	-	-	-	-	172,447	1.28	172,447	1.28	172,447
Collateralized loan obligations	-	-	-	-	87,033	1.70	106,755	1.62	193,788	1.66	193,788
Corporate bonds	5,009	2.53	69,670	1.27	68,960	5.11	-	-	143,639	3.16	143,639
Trust preferred securities	-	-	-	-	2,627	1.40	-	-	2,627	1.40	2,627

Mortgage-backed securities:
Collateralized mortgage obligations (1)	-	-	2,431	1.57	-	-	28,472	2.49	30,903	2.42	30,903
Residential pass-through securities (1)	3	4.53	16,337	1.66	14,837	1.91	530,777	2.70	561,954	2.65	561,954
Commercial pass-through securities (1)	-	-	79,167	2.33	2,337	3.19	144,787	3.29	226,291	2.95	226,291
Total securities	$12,050	1.93%	$201,140	1.85%	$221,831	2.93%	$983,238	2.41%	$1,418,259	2.41%	$1,419,772

(1)Government-sponsored enterprises.

Sources of Funds

General.  Retail deposits are our primary source of funds for lending and other investment purposes.  In addition, we derive funds from principal repayments of loan and investment securities. Loan and securities payments are a relatively stable source of funds, while deposit inflows are significantly influenced by general interest rates and money market conditions.  Wholesale funding sources including, but not limited to, borrowings from the FHLB of New York (“FHLB”), wholesale deposits and other short term-borrowings are also used to supplement the funding for loans and investments.

Deposits.  Our current deposit products include interest-bearing and non-interest-bearing checking accounts, money market deposit accounts, savings accounts and certificates of deposit accounts ranging in terms from 30 days to five years.  Certificates of deposit with terms ranging from six months to five years are available for individual retirement account plans.  Deposit account terms, such as interest rate earned, applicability of certain fees and service charges and funds accessibility, will vary based upon several factors including, but not limited to, minimum balance, term to maturity, and transaction frequency and form requirements.

Deposits are obtained primarily from within New Jersey and New York through the Bank’s network of retail branches, business relationship officers and digital banking channels. We maintain a robust suite of commercial deposit products designed to appeal to small and mid-size businesses and non-profit organizations. Our team of experienced and dedicated business relationship officers serve as the primary points of contact for these commercial clients and act as both new business originators and relationship managers.

Key to our consumer deposit strategy is our “Relationship” suite of products which bundles a variety of banking services and products together for those clients whom have a checking account with direct deposit and electronic statement delivery. Such relationship clients are eligible for a variety of benefits, including a premium on certificates of deposit with a term of at least one year. We also offer High Yield Checking which is primarily designed to attract core deposits in the form of clients’ primary checking accounts through interest rate and fee reimbursement incentives to qualifying clients. The comparatively higher interest expense associated with the High Yield Checking product in relation to our other checking products is partially offset by the transaction fee income associated with the account.

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

A portion of our deposits are in certificates of deposit whose balances declined to 41.5% of total deposits at June 30, 2020 from 53.2% of total deposits at June 30, 2019.  Our liquidity could be reduced if a significant amount of certificates of deposit maturing within a short period were not renewed.  At June 30, 2020 and June 30, 2019, certificates of deposit maturing within one year were $1.52 billion and $1.49 billion, respectively.  Historically, a significant portion of the certificates of deposit remain with us after they mature.

At June 30, 2020, $1.01 billion or 55.2% of our certificates of deposit were certificates of $100,000 or more compared to $1.32 billion or 59.8% at June 30, 2019.  The general level of market interest rates and money market conditions significantly influence deposit inflows and outflows.  The effects of these factors are particularly pronounced on deposit accounts with larger balances.  In particular, certificates of deposit with balances of $100,000 or greater are traditionally viewed as being a more volatile source of funding than comparatively lower balance certificates of deposit or non-maturity transaction accounts.  In order to retain certificates of deposit with balances of $100,000 or more, we may have to pay a premium rate, resulting in an increase in our cost of funds. To the extent that such deposits do not remain with us, they may need to be replaced with wholesale funding.

The following table sets forth the distribution of average deposits for the periods indicated and the weighted average nominal interest rates for each period on each category of deposits presented:

	For the Years Ended June 30,
	2020			2019			2018
	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate
	(Dollars In Thousands)
Non-interest-bearing deposits	$334,522	7.89%	-%	$312,169	7.68%	-%	$281,262	8.67%	-%
Interest-bearing demand	1,041,188	24.56	1.10	796,815	19.60	1.02	896,695	27.64	0.82
Savings	831,832	19.62	0.81	761,203	18.73	0.55	569,777	17.56	0.17
Certificates of deposit	2,032,046	47.93	2.00	2,194,513	53.99	1.83	1,496,743	46.13	1.42

Total deposits	$4,239,588	100.00%	1.39%	$4,064,700	100.00%	1.29%	$3,244,477	100.00%	0.91%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated:

	At June 30,
	2020	2019	2018
	(In Thousands)
Interest Rate
0.00 - 0.99%	$326,413	$66,109	$185,765
1.00 - 1.99%	822,846	604,162	1,272,580
2.00 - 2.99%	663,182	1,506,221	552,459
3.00 - 3.99%	27,955	27,965	5,834

Total certificates of deposit	$1,840,396	$2,204,457	$2,016,638

The following table shows the amount of certificates of deposit of $100,000 or more by time remaining until maturity as of the dates indicated:

CDs over 100,000:	At June 30,
	2020	2019	2018
	(In Thousands)
Maturity Period
Within three months	$278,157	$300,464	$134,479
Three through six months	262,561	363,801	115,748
Six through twelve months	307,769	243,061	370,853
Over twelve months	166,508	410,220	528,709

Total certificates of deposit	$1,014,995	$1,317,546	$1,149,789

The following table sets forth the amount and maturities of certificates of deposit at June 30, 2020:

	At June 30, 2020
	Within One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years to Four Years	Over Four Years to Five Years	Over Five Years	Total
	(In Thousands)
Interest Rate
0.00 - 0.99%	$290,497	$28,520	$4,818	$1	$2,507	$70	$326,413
1.00 - 1.99%	668,233	108,073	17,734	10,661	17,912	233	822,846
2.00 - 2.99%	534,043	34,321	62,251	15,857	16,710	-	663,182
3.00 - 3.99%	22,269	-	-	-	-	5,686	27,955

Total certificates of deposit	$1,515,042	$170,914	$84,803	$26,519	$37,129	$5,989	$1,840,396

Additional information about the Company’s deposits is presented in Note 12 to the audited consolidated financial statements.

Borrowings.  The sources of wholesale funding we utilize include borrowings in the form of advances from the FHLB as well as other forms of borrowings.  We generally use wholesale funding to manage our exposure to interest rate risk and liquidity risk in conjunction with our overall asset/liability management process.

Advances from the FHLB are typically secured by our FHLB capital stock and certain investment securities as well as residential and multi-family mortgage loans that we choose to utilize as collateral for such borrowings.  Additional information about the Company’s FHLB advances is included under Note 13 to the audited consolidated financial statements.

Short‑term FHLB advances generally have original maturities of less than one year and may also include overnight borrowings.  At June 30, 2020, we had a total $865.0 million of short-term FHLB advances at a weighted average interest rate of 0.45%.  Such advances represented 90-day FHLB term advances that are generally forecasted to be periodically redrawn at maturity for the same term as the original advance.  Based on this presumption, we utilized interest rate swaps to effectively extend the duration of each of these advances at the time they were drawn to effectively fix their cost for periods of up to seven years.

Long-term advances generally include term advances with original maturities of greater than one year.  At June 30, 2020, our outstanding balance of long-term FHLB advances totaled $304.5 million at a weighted average interest rate of 2.87%.  Such advances included $145.0 million of callable advances at a weighted average interest rate of 3.04% and $159.5 million non-callable, term advances at a weighted average interest rate of 2.71%.

Our FHLB advances mature as follows:

	At June 30,
	2020	2019	2018
	(In Thousands)
By remaining period to maturity:
Less than one year	$865,000	$873,400	$741,000
One to two years	27,000	64,046	48,400
Two to three years	145,000	62,700	64,160
Three to four years	22,500	155,000	35,700
Four to five years	103,500	22,500	155,000
Greater than five years	6,500	110,000	132,500
Total advances	1,169,500	1,287,646	1,176,760
Fair value adjustments	(2,071)	(4,435)	(6,616)
Total advances, net of fair value adjustments	$1,167,429	$1,283,211	$1,170,144

Based upon the market value of investment securities and mortgage loans that are posted as collateral for FHLB advances at June 30, 2020, we are eligible to borrow up to an additional $1.53 billion of advances from the FHLB as of that date.  We are further authorized to post additional collateral in the form of other unencumbered investments securities and eligible mortgage loans that may expand our borrowing capacity with the FHLB up to 30% of our total assets.  Additional borrowing capacity up to 50% of our total assets may be authorized with the approval of the FHLB’s Board of Directors or Executive Committee.

In addition, the Company had the capacity to borrow additional funds totaling $615.0 million via unsecured lines of credit and $318.7 million from the Federal Reserve Bank without pledging additional collateral. The balance of borrowings at June 30, 2020 also included overnight borrowings in the form of depositor sweep accounts totaling $5.7 million.

Interest Rate Derivatives and Hedging

We utilize derivative instruments in the form of interest rate swaps and caps to hedge our exposure to interest rate risk in conjunction with our overall asset/liability management process. In accordance with accounting requirements, we formally designate all of our hedging relationships as either fair value hedges, or cash flow hedges, and documents the strategy for undertaking the hedge transactions and its method of assessing ongoing effectiveness.

At June 30, 2020, our derivative instruments were comprised of interest rate swaps and caps with a total notional amount of $1.32 billion.  These instruments are intended to manage the interest rate exposure relating to certain wholesale funding positions that were outstanding at June 30, 2020.

Additional information regarding our use of interest rate derivatives and our hedging activities is presented in Note 1 and Note 14 to the audited consolidated financial statements.

Subsidiary Activity

At June 30, 2020, Kearny Bank was the only wholly-owned operating subsidiary of Kearny Financial Corp.  As of that date, Kearny Bank had two wholly-owned subsidiaries: CJB Investment Corp. and KFS Insurance Services, Inc. CJB Investment Corp. is a New Jersey Investment Company and remained active through the three-year period ended June 30, 2020. KFS Insurance Services, Inc. was created for the primary purpose of acquiring insurance agencies and was considered inactive through the three-year period ended June 30, 2020.

Personnel

As of June 30, 2020, we had 494 full‑time employees and 58 part‑time employees equating to a total of 523 full-time equivalent employees.  As of June 30, 2019, we had 524 full‑time employees and 41 part‑time employees equating to a total of 545 full-time equivalent employees.  None of our employees are covered by a collective bargaining agreement and we consider our relationship with our employees to be good.  As of July 31, 2020 and in conjunction with our acquisition of MSB, we retained an additional 22 full-time employees and six part-time employees thereby increasing our number of full-time equivalent employees by 21 as of that date.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) was authorized to impose and collect assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The final FICO bonds matured in 2019 and the FICO assessments have ended.

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

In assessing an institution’s capital adequacy, the FDIC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary. The Economic Growth, Regulatory Relief, and Consumer Protection Act enacted in May 2018 requires the federal banking agencies, including the FDIC, to establish for banks with assets of less than $10 billion of assets a community bank leverage ratio (the ratio of a bank’s tangible equity capital to average total consolidated assets) of 8 to 10%.  A qualifying community bank with capital meeting the specified requirements (including off balance sheet exposures of 25% or less of total assets and trading assets and liabilities of 5% or less of total assets) and electing to follow the alternative framework is considered to meet all applicable regulatory capital requirements including the risk-based requirements.  The community bank leverage ratio was established at 9% Tier 1 capital to total average assets, effective January 1, 2020.  A qualifying bank may opt in and out of the community bank leverage ratio framework on its quarterly call report.  A bank that ceases to meet any qualifying criteria is provided with a two-quarter grace period to comply with the community bank leverage ratio requirements or the general capital regulations by the federal regulators.

Section 4012 of the Coronavirus Aid, Relief and Economic Security Act of 2020 required that the community bank leverage ratio be temporarily lowered to 8%.  The federal regulators issued a rule making the lower ratio effective April 23, 2020.  The rules also established a two-quarter grace period for a qualifying community bank whose leverage ratio falls below the 8% community bank leverage ratio requirement so long as the bank maintains a leverage ratio of 7% or greater.  Another rule was issued to transition back to the 9% community bank leverage ratio, increasing the ratio to 8.5% for calendar year 2021 and to 9% thereafter.

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

An institution is deemed to be significantly undercapitalized if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be critically undercapitalized if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.  The previously referenced 2018 legislation provides that qualifying banks that elect and comply with the community bank leverage ratio (as established by the regulatory agencies) is considered well-capitalized under the prompt corrective action regulations.

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

Nonbanking Activities.  As a savings and loan holding company, Kearny Financial Corp. is permitted to engage in those activities permissible for financial holding companies (if certain criteria are met and an election is submitted) and for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance, as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act and certain additional activities authorized by federal regulations, subject to the approval of the Federal Reserve Board.

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

Consolidated Capital Requirements.  Savings and loan holding companies had historically not been subjected to consolidated regulatory capital requirements.  Federal legislation, however, required the Federal Reserve Board to promulgate consolidated capital requirements for bank and savings and loan holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to their subsidiary depository institutions.  Instruments such as cumulative preferred stock and trust-preferred securities, which were previously includable as Tier 1 capital (within limit) by bank holding companies, were no longer includable as Tier 1 capital, subject to certain grandfathering.  The previously discussed final rule regarding regulatory capital requirements implemented the legislative directives as to holding company capital requirements.  Currently, consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions (including the community bank leverage ratio alternative) apply to savings and loan holding companies with $3 billion or more of assets, including Kearny Financial.

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

The COVID-19 pandemic has, and will continue to, pose risks to our business, our results of operations and the future prospects of the Company.

The COVID-19 pandemic is having an adverse impact on the Company, its customers and the communities it serves. Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on the business of the Company, its customers, employees and third-party service providers. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened in an efficient manner. Additionally, the responses of various governmental and nongovernmental authorities to curtail business and consumer activities in an effort to mitigate the pandemic will have material long-term effects on the Company and its customers which are difficult to quantify in the near-term or long-term.

As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, the Company is subject to the following risks, any of which could have a material, adverse effect on the business, financial condition, liquidity, and results of operations of the Company:

•

risks to the capital markets that may impact the value or performance of the Company’s investment securities portfolio, as well as limit our access to the capital markets and wholesale funding sources;

•	effects on key employees, including operational or management personnel and those charged with preparing, monitoring and evaluating the companies’ financial reporting and internal controls;

•

declines in demand for loans and other banking services and products, as well as a decline in the credit quality of our loan portfolio, owing to the effects of COVID-19 in the markets served by the Company;

•	collateral for loans, especially real estate, may continue to decline in value, which could cause loan losses to increase;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments;

•	the allowance for credit losses may increase if borrowers experience financial difficulties, which will adversely affect net income;

•

if the economy is unable to substantially reopen or reopen in an efficient manner, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased loan losses and reduced interest income;

•

in certain states in which we do business temporary bans on evictions and foreclosures have been enacted through executive orders, and may continue indefinitely, resulting in our inability to take timely possession of real estate assets collateralizing loans, which may increase our loan losses;

•

as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on assets may decline to a greater extent than the decline in cost of interest-bearing liabilities, reducing net interest margin and spread and reducing net income;

•	cyber security risks are increased as the result of an increase in the number of employees working remotely and an increase in the number of our clients banking electronically;

•	declines in demand resulting from adverse impacts of the disease on businesses deemed to be “non-essential” by governments in the markets served by the Company; and

•	increasing or protracted volatility in the price of the Company’s common stock, which may also impair our goodwill or other intangible assets.

As a participating lender in the SBA Paycheck Protection Program (“PPP”), we are subject to additional risks of litigation from our customers or other parties regarding our processing of loans for the PPP which could have a significant adverse impact on our business, financial position, results of operations, and prospects.

The COVID-19 pandemic and its impact on the economy have led to actions including the enactment of the Coronavirus Aid, Relief and Economic Security Act, including the establishment of the PPP administered by the Small Business Administration (“SBA”). Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. We are participating as a lender in the PPP. Since the initiation of the PPP, several banks have been subject to litigation or threatened litigation regarding the process and procedures that such banks used in processing applications for the PPP. We may be exposed to the risk of litigation, from both clients and non-clients that approached us regarding PPP loans. If any such litigation is filed or threatened against us and is not resolved in a manner favorable to us, it may result in significant cost or adversely affect our reputation. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on our business, financial position, results of operations and prospects.

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

From December 2015 to December 2018, the Federal Reserve Board’s Federal Open Market Committee increased its federal funds rate target from a range of 0.00% - 0.25% to a range of 2.25% - 2.50%.  However, beginning July 2019, the Committee began lowering the target rate in response to a slowing economy and in March 2020 quickly lowered the target rate back to 0.00 – 0.25% in response to the accelerating COVID-19 crisis and the Committee’s objective to inject liquidity into the banking system and stimulate the credit markets.  Such actions had the immediate effect of steepening the yield curve and then to flatten it as long-term rates fell shortly thereafter.  The Company’s cost of deposits and short-term borrowings have dropped while long-term rates on loans and investments have also dropped, but not at the same pace.  As a result of the flattening of the yield curve our net interest spread and net interest margin are at risk of being reduced due to potential decreases in our yield on interest-earning assets which may outpace the decreases in our cost of funds.

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

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the required amount of the allowance for loan losses, we evaluate certain loans individually and establish loan loss allowances for specifically identified impairments. For all non-impaired loans, including those not individually reviewed, we estimate losses and establish loan loss allowances based upon historical and environmental loss factors. If the assumptions used in our calculation methodology are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in further additions to our allowance. Our allowance for loan losses was 0.82% of total loans at June 30, 2020 and significant additions to our allowance could materially decrease our net income.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

Our acquisitions, including our recent acquisition of MSB, and the integration of acquired businesses, subject us to various risks and may not result in all of the cost savings and benefits anticipated, which could adversely affect our financial condition or results of operations.

We have in the past, and may in the future, seek to grow our business by acquiring other businesses. In July 2020, we completed our acquisition of MSB, and its wholly owned subsidiary, Millington Bank. There is risk that our acquisitions may not have the anticipated positive results, including results relating to: correctly assessing the asset quality of the assets being acquired; the total cost and time required to complete the integration successfully; being able to profitably deploy funds acquired in an acquisition; or the overall performance of the combined entity.

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

A new accounting standard may require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

The Financial Accounting Standards Board has adopted a new accounting standard which became effective for us on July 1, 2020.  This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses.  This will change the current method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses.  Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

A significant portion of our assets consists of investment securities, which generally have lower yields than loans, and we classify a significant portion of our investment securities as available for sale, which creates potential volatility in our equity and may have an adverse impact on our net income.

As of June 30, 2020, our securities portfolio totaled $1.42 billion, or 21.0% of our total assets.  Investment securities typically have lower yields than loans. For the year ended June 30, 2020, the weighted average yield of our investment securities portfolio was 2.97%, as compared to 4.09% for our loan portfolio. Accordingly, our net interest margin is lower than it would have been if a higher proportion of our interest-earning assets consisted of loans. Additionally, at June 30, 2020, $1.39 billion, or 97.7% of our investment securities, are classified as available for sale and reported at fair value with unrealized gains or losses excluded from earnings and reported in other comprehensive income, which affects our reported equity. Accordingly, given the significant size of the investment securities portfolio classified as available for sale and due to possible mark-to-market adjustments of that portion of the portfolio resulting from market conditions, we may experience greater volatility in the value of reported equity. Moreover, given that we actively manage our investment securities portfolio classified as available for sale, we may sell securities which could result in a realized loss, thereby reducing our net income.

Our loan portfolio contains a significant portion of loans that are unseasoned. It is difficult to evaluate the future performance of unseasoned loans.

Our loan portfolio has grown to $4.50 billion at June 30, 2020, from $2.67 billion at June 30, 2016. This increase reflects the acquisition of Clifton coupled with increases in commercial loans resulting from internal loan originations, as well as purchases and participations in loans originated by other financial institutions. It is difficult to assess the future performance of these loans recently added to our portfolio because our relatively limited experience with such loans does not provide us with a significant payment history from which to evaluate future collectability. These loans may experience higher delinquency or charge-off levels than our historical loan portfolio experience, which could adversely affect our future performance.

Our increased commercial lending exposes us to additional risk.

We intend to increase commercial lending as part of our ongoing transition from a traditional thrift to a full-service community bank.  We have increased our commercial lending staff and continue to seek additional commercial lenders to help grow the commercial loan portfolio. Our increased commercial lending, however, exposes us to greater risks than one- to four-family residential lending. Unlike single-family, owner-occupied residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and are secured by real property whose value tends to be more easily ascertainable and realizable, the repayment of commercial loans typically is dependent on the successful operation and income stream of the borrower, which can be significantly affected by economic conditions, and are secured, if at all, by collateral that is more difficult to value or sell or by collateral which may depreciate in value. In addition, commercial loans generally carry larger balances to single borrowers or related groups of borrowers than one- to four-family mortgage loans, which increases the financial impact of a borrower’s default.

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

In 2006, the FDIC, the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “Guidance”).  The Guidance provides that a bank’s commercial real estate lending exposure may receive increased supervisory scrutiny when total non-owner occupied commercial real estate loans, including loans secured by multi-family property, non-owner occupied commercial real estate and construction and land loans, represent 300% or more of an institution’s total risk-based capital and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Our level of non-owner occupied commercial real estate equaled 360% of Bank total risk-based capital at June 30, 2020 and our commercial real estate loan portfolio increased by 21% during the preceding 36 months.

Changes to LIBOR may adversely impact the value of, and the return on, our loans, investment securities and derivatives which are indexed to LIBOR.

On July 27, 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR to the LIBOR administrator after 2021. The announcement also indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide LIBOR submissions to the LIBOR administrator or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable benchmark for certain loans and liabilities including our subordinated notes, what rate or rates may become accepted alternatives to LIBOR or the effect of any such changes in views or alternatives on the values of the loans and liabilities, whose interest rates are tied to LIBOR.

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

A component of our business strategy is to sell a portion of residential mortgage loans originated into the secondary market, earning non-interest income in the form of gains on sale. For the year ended June 30, 2020, sale gains attributable to the sale of residential mortgage loans totaled $3.2 million or approximately 16.0% of our non-interest income.  When interest rates rise, the demand for mortgage loans tends to fall and may reduce the number of loans we can originate for sale. Weak or deteriorating economic conditions also tend to reduce loan demand. If the residential mortgage loan demand decreases or we are unable to sell such loans for an adequate profit, then our non-interest income will likely decline which would adversely affect our earnings.

Our reliance on wholesale funding could adversely affect our liquidity and operating results.

Among other sources of funds, we rely on wholesale funding, including short- and long-term borrowings, brokered deposits and non-brokered deposits acquired through listing services, to provide funds with which to make loans, purchase investment securities and provide for other liquidity needs. On June 30, 2020, wholesale funding totaled $1.23 billion, or approximately 18.3% of total assets.

Generally wholesale funding may not be as stable as funding acquired through traditional retail channels.  In the future, this funding may not be readily replaced as it matures, or we may have to pay a higher rate of interest to maintain it. Not being able to maintain or replace those funds as they mature would adversely affect our liquidity. Paying higher interest rates to maintain or replace funding would adversely affect our net interest margin and operating results.

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

At June 30, 2020, we had investment securities with fair values of approximately $1.42 billion on which we had approximately $10.7 million in gross unrealized losses and $34.7 million of gross unrealized gains. All unrealized losses on investment securities at June 30, 2020 represented temporary impairments of value. However, if changes in the expected cash flows of these securities and/or prolonged price declines result in our concluding in future periods that the impairment of these securities is other than temporary, we will be required to record an impairment charge against income equal to the credit-related impairment.

Our investments in corporate and municipal debt securities, trust preferred and subordinated debt securities and collateralized loan obligations expose us to additional credit risks.

The composition and allocation of our investment portfolio has historically emphasized U.S. agency mortgage-backed securities and U.S. agency debentures. While such assets remain a significant component of our investment portfolio at June 30, 2020, prior enhancements to our investment policies, strategies and infrastructure have enabled us to diversify the composition and allocation of our securities portfolio. Such diversification has included investing in corporate debt and municipal obligations, trust preferred and subordinated debt securities issued by financial institutions and collateralized loan obligations. With the exception of collateralized loan obligations, these securities are generally backed only by the credit of their issuers while investments in collateralized loan obligations generally rely on the structural characteristics of an individual tranche within a larger investment vehicle to protect the investor from credit losses arising from borrowers defaulting on the underlying securitized loans.

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

We hold certain intangible assets, including goodwill, which could become impaired in the future. If these assets are considered to be either partially or fully impaired in the future, our earnings would decrease.

At June 30, 2020, we had approximately $214.9 million in intangible assets on our balance sheet comprising $210.9 million of goodwill and $4.0 million of core deposit intangibles. We are required to periodically test our goodwill and identifiable intangible assets for impairment. The impairment testing process considers a variety of factors, including the current market price of our common stock, the estimated net present value of our assets and liabilities, and information concerning the terminal valuation of similarly situated insured depository institutions. If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our common stock or our regulatory capital levels, but recognition of such an impairment loss could significantly restrict Kearny Bank’s ability to make dividend payments to Kearny Financial and therefore adversely impact our ability to pay dividends to stockholders.

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

We face intense competition from other financial services and financial services technology companies, and competitive pressures could adversely affect our business or financial performance.

The Company faces intense competition in all of its markets and geographic regions. The Company expects competitive pressures to intensify in the future, especially in light of legislative and regulatory initiatives arising out of the recent global economic crisis, technological innovations that alter the barriers to entry, current economic and market conditions, and government monetary and fiscal policies. Competition with financial services technology companies, or technology companies partnering with financial services companies, may be particularly intense, due to, among other things, differing regulatory environments. Competitive pressures may drive the Company to take actions that the Company might otherwise eschew, such as lowering the interest rates or fees on loans or raising the interest rates on deposits in order to keep or attract high-quality customers. These pressures also may accelerate actions that the Company might otherwise elect to defer, such as substantial investments in technology or infrastructure. The actions that the Company takes in response to competition may adversely affect its results of operations and financial condition. These consequences could be exacerbated if the Company is not successful in introducing new products and other services, achieving market acceptance of its products and other services, developing and maintaining a strong customer base, or prudently managing expenses.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company and the Bank conduct business from their administrative headquarters at 120 Passaic Avenue in Fairfield, New Jersey and leases office suites in Clifton, New Jersey.  At June 30, 2020, the Company operated 46 branch offices located in Bergen, Essex, Hudson, Middlesex, Monmouth, Morris, Ocean, Passaic and Union counties, New Jersey and Kings and Richmond counties, New York. Nineteen of our branch offices are leased with remaining terms between 11 months and 12 years.  At June 30, 2020, our net investment in property and equipment totaled $57.4 million.

In conjunction with the Company’s acquisition of MSB on July 10, 2020, the Company acquired a loan production office in Millington, NJ and four branch offices located in Somerset and Morris counties.  The loan production office and two branch offices are leased with remaining terms between 14 months and 4.3 years.

Additional information regarding our properties as of June 30, 2020, is presented in Note 10 to the audited consolidated financial statements.

Item 3. Legal Proceedings

We are, from time to time, party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business.  At June 30, 2020, there were no lawsuits pending or known to be contemplated against us that would be expected to have a material effect on operations or income.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information.  The Company’s common stock trades on The NASDAQ Global Select Market under the symbol “KRNY.”

Declarations of dividends by the Board of Directors depend on a number of factors, including investment opportunities, growth objectives, financial condition, profitability, tax considerations, minimum capital requirements, regulatory limitations, stock market characteristics and general economic conditions. The timing, frequency and amount of dividends are determined by the Board of Directors.

The Company’s ability to pay dividends may also depend on the receipt of dividends from the Bank, which is subject to a variety of limitations under federal banking regulations regarding the payment of dividends.  For discussion of corporate and regulatory limitations applicable to the payment of dividends, see “Item 1. Business-Regulation.”

As of August 21, 2020, there were 4,652 registered holders of record of the Company’s common stock, plus approximately 7,176 beneficial (street name) owners.

(b) Use of Proceeds.  Not applicable.

(c) Issuer Purchases of Equity Securities.  On March 13, 2019, the Company announced the authorization of a fourth repurchase plan for up to 9,218,324 shares or 10% of shares then outstanding.  This plan has no expiration date.  On March 25, 2020 the Company temporarily suspended its stock repurchase program due to the risks and uncertainties associated with the COVID-19 pandemic.  Through June 30, 2020, the Company repurchased 8,457,294 shares, or 91.7% of the shares authorized for repurchase under the current repurchase program, at a cost of $111.1 million, or an average of $13.14 per share.

.

Stock Performance Graph.  The following graph compares the cumulative total shareholder return on the Company’s common stock with the cumulative total return on the NASDAQ Composite Index and a peer group of the SNL Thrift Index, in each case assuming an investment of $100 as of June 30, 2015. Total return assumes the reinvestment of all dividends. This year the stock performance graph reflects a change made by the Company in the peer group comparison indices from the SNL Thrift $5 Billion - $10 Billion Index and the SNL Thrift MHC Index to the SNL Thrift Index.  Management believes that the SNL Thrift Index provides a better peer group comparison of financial institutions more comparable to the Company.  In accordance with Item 201 (e) of the Regulation S-K of the Securities and Exchange Commission, which requires the inclusion of all new indices and all indices used the immediately preceding year, this year the performance graph also includes a comparison of the cumulative return for the SNL Thrift $5 Billion - $10 Billion Index and the SNL Thrift MHC Index.

	At June 30,
	2015	2016	2017	2018	2019	2020
Kearny Financial Corp.	$100	$113	$135	$124	$126	$80
NASDAQ Composite	100	98	126	156	168	213
SNL Thrift Index	100	101	119	130	117	95
SNL Thrift $5B - $10B Index	100	105	128	160	147	111
SNL Thrift MHC Index	100	106	107	112	120	101

The NASDAQ Composite Index measures all NASDAQ domestic and international based common type stocks listed on The NASDAQ Stock Market. The SNL indices were prepared by S&P Global Market Intelligence. The SNL Thrift Index includes all major exchange (NYSE, NYSE American and NASDAQ) traded thrifts in SNL’s coverage universe. The SNL Thrift $5 Billion - $10 Billion Index includes all thrift institutions with total assets between $5.0 billion and $10.0 billion. The SNL Thrift MHC Index includes all publicly traded mutual holding companies. There can be no assurance that the Company’s future stock performance will be the same or similar to the historical stock performance shown in the graph above. The Company neither makes nor endorses any predictions as to stock performance.

Item 6. Selected Financial Data

The following financial information and other data in this section are derived from the Company’s audited consolidated financial statements and should be read together therewith:

	At June 30,
	2020	2019	2018	2017	2016
	(In Thousands)
Balance Sheet Data:
Assets	$6,758,175	$6,634,829	$6,579,874	$4,818,127	$4,500,059
Net loans receivable	4,461,070	4,645,654	4,470,483	3,215,975	2,649,758
Investment securities available for sale	1,385,703	714,263	725,085	613,760	673,537
Investment securities held to maturity	32,556	576,652	589,730	493,321	577,286
Cash and equivalents	180,967	38,935	128,864	78,237	199,200
Goodwill	210,895	210,895	210,895	108,591	108,591
Deposits	4,430,282	4,147,610	4,073,604	2,929,745	2,694,687
Borrowings	1,173,165	1,321,982	1,198,646	806,228	614,423
Stockholders’ equity	1,084,177	1,127,159	1,268,748	1,057,181	1,147,629

	For the Years Ended June 30,
	2020	2019	2018	2017	2016
	(In Thousands, Except Percentage and Per Share Amounts)
Summary of Operations:
Interest income	$233,208	$237,333	$171,431	$139,093	$126,888
Interest expense	83,854	82,020	50,138	36,519	31,903
Net interest income	149,354	155,313	121,293	102,574	94,985
Provision for loan losses	4,197	3,556	2,706	5,381	10,690
Net interest income after loan loss provision	145,157	151,757	118,587	97,193	84,295
Non-interest income, excluding asset gains, losses and write-downs	14,311	13,309	12,270	9,920	10,426
Non-interest income from asset gains, losses and write-downs	5,408	246	993	1,428	301
Other non-interest expenses	107,624	109,243	97,850	81,118	72,417
Income before taxes	57,252	56,069	34,000	27,423	22,605
Income tax expense	12,287	13,927	14,404	8,820	6,783
Net income	$44,965	$42,142	$19,596	$18,603	$15,822

Per Share Data:
Net income per share – Basic and diluted	$0.55	$0.46	$0.24	$0.22	$0.18
Weighted average number of common shares outstanding (in thousands):
Basic	82,409	91,054	82,587	84,590	89,591
Diluted	82,430	91,100	82,643	84,661	89,625
Cash dividends per share	$0.29	$0.37	$0.25	$0.10	$0.08
Dividend payout ratio (1)	52.78%	80.75	102.87%	44.99%	45.28%

(1)Represents cash dividends declared divided by net income.

	At or For the Years Ended June 30,
	2020	2019	2018	2017	2016
Performance ratios:
Return on average assets (net income divided by average total assets)	0.67%	0.63%	0.37%	0.40%	0.36%
Return on average equity (net income divided by average total equity)	4.10	3.52	1.81	1.68	1.36
Net interest rate spread	2.22	2.31	2.25	2.14	2.06
Net interest margin	2.45	2.56	2.50	2.41	2.35
Average interest-earning assets to average interest-earning liabilities	117.24	118.88	125.12	132.14	136.23
Efficiency ratio (non-interest expenses divided by sum of net interest income and non-interest income)	63.66	64.69	72.72	71.20	68.50
Non-interest expense to average assets	1.61	1.64	1.86	1.76	1.64

Asset Quality Ratios:
Non-performing loans to total loans	0.82	0.43	0.37	0.58	0.79
Non-performing assets to total assets	0.55	0.31	0.27	0.43	0.49
Net charge-offs to average loans outstanding	0.00	0.02	0.03	0.01	0.08
Allowance for loan losses to total loans	0.82	0.70	0.68	0.90	0.91
Allowance for loan losses to non-performing loans	101.72	164.15	183.08	155.18	115.07

Capital Ratios:
Average equity to average assets	16.39	17.97	20.54	24.02	26.47
Equity to assets at period end	16.04	16.99	19.28	21.94	25.50
Tangible equity to tangible assets at period end (1)	13.29	14.19	16.53	20.14	23.65

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

Goodwill.  Goodwill represents the excess of the purchase price over the net fair value of the acquired businesses. Goodwill is not amortized, but is tested for impairment at the reporting unit level at least annually, or more frequently whenever events or circumstances occur that indicate that it is more-likely-than-not that an impairment loss has occurred. In assessing impairment, we have the option to perform a qualitative analysis to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of such events or circumstances, we determine it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then we would not be required to perform a quantitative impairment test.

The quantitative impairment test is performed in two steps. The first step requires a comparison of a reporting unit’s fair value to its carrying value. If the fair value exceeds the carrying value no impairment is present; however, if the carrying value exceeds the fair value, an additional impairment evaluation must be performed. That additional evaluation compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes, but may not be limited to, the selection of appropriate discount rates, the identification of relevant market comparables and the development of cash flow projections. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the weightings that are most representative of fair value.

The annual quantitative assessment of goodwill for our single reporting unit was performed utilizing a discounted cash flow analysis (“income approach”) and estimates of selected market information (“market approach”).  The income approach measures the fair value of an interest in a business by discounting expected future cash flows to present value.  The market approach takes into consideration fair values of comparable companies operating in similar lines of business that are potentially subject to similar economic and environmental factors and could be considered reasonable investment alternatives.  The results of the income approach were weighted at 75% while the results of the market approach were weighted at 25%.  The results of the annual quantitative impairment analysis indicated that the fair value exceeded the carrying value for our single reporting unit.

The assumptions used in the impairment test of goodwill are susceptible to change based on changes in economic conditions and other factors. Any change in the assumptions which we utilize to determine the carrying value of goodwill could adversely impact our results of operations.

Comparison of Financial Condition at June 30, 2020 and June 30, 2019

Executive Summary.  Total assets increased $123.3 million to $6.76 billion at June 30, 2020 from $6.63 billion at June 30, 2019.  The net increase in total assets primarily reflected increases in the balances of cash and equivalents, investment securities, loans held-for-sale and other assets, partially offset by a decrease in net loans receivable.

Wholesale Restructuring Transaction.  During the year ended June 30, 2020 the Company executed a wholesale restructuring transaction designed to enhance net interest income and reduce credit risk within the investment portfolio.  During the first phase of the transaction, $158.4 million of investment securities with a weighted average yield of 2.63% were sold and a portion of the proceeds utilized to extinguish $121.5 million of Federal Home Loan Bank (“FHLB”) advances with a weighted average cost of 2.84%.  Gains on sale of investment securities and debt extinguishment losses each totaled $2.2 million, resulting in a negligible impact on pre-tax net income.  During the second phase of the transaction, $248.7 million of U.S. agency-backed mortgage-backed securities were purchased at a weighted average yield of 2.77% and were funded with a combination of FHLB advances, brokered time deposits and overnight borrowings that, at execution of the transaction, carried a weighted average cost of 1.65%.

Investment Securities.  Investment securities classified as available for sale increased by $671.4 million to $1.39 billion at June 30, 2020 from $714.3 million at June 30, 2019.  The net increase in the portfolio partially reflected the adoption of ASU 2019-04 on July 1, 2019, upon which the Company reclassified $537.7 million of investment securities from held to maturity to available for sale.  In addition, the net increase in the portfolio during the year ended June 30, 2020 reflected security purchases totaling $487.9 million and a $20.5 million increase in the fair value of the portfolio to a net unrealized gain of $22.5 million.  The net increase in the portfolio was partially offset by security sales totaling $162.1 million and $212.6 million in principal repayment, net of premium amortization and discount accretion.

Investment securities classified as held to maturity decreased by $544.1 million to $32.6 million at June 30, 2020 from $576.7 million at June 30, 2019.  The decrease in held to maturity securities largely reflected the adoption of ASU 2019-04, as noted above. The decrease in the portfolio for the year ended June 30, 2020 also reflected principal repayment, net of discount accretion and premium amortization, totaling $6.4 million.

Based on its evaluation, management has concluded that no other-than-temporary impairment was present within the investment portfolio as of June 30, 2020.  Additional information regarding investment securities at June 30, 2020 is presented under “Item 1. Business” of this Annual Report on Form 10-K, as well as in Note 4, Note 5 and Note 6 to the audited consolidated financial statements.

Loans Held-for-Sale.  Loans held-for-sale totaled $20.8 million at June 30, 2020 as compared to $12.3 million at June 30, 2019 and are reported separately from the balance of net loans receivable as of those dates.  During the year ended June 30, 2020, $282.3 million of residential mortgage loans were sold, resulting in net gains on sale of $3.2 million.

Net Loans Receivable.  Loans receivable, net of unamortized premiums, deferred costs and the allowance for loan losses, decreased by $184.6 million to $4.46 billion at June 30, 2020 from $4.65 billion at June 30, 2019.  The decrease in net loans receivable was primarily attributable to elevated levels of loan prepayment activity outpacing new loan origination and purchase volume during the year ended June 30, 2020.  The detail of the changes in loan portfolio is presented below:

	June 30,	June 30,	Increase/
	2020	2019	(Decrease)
	(In Thousands)
Commercial loans:
Multi-family	2,059,568	$1,946,391	$113,177
Nonresidential	960,853	1,258,869	(298,016)
Commercial business	138,788	65,763	73,025
Construction	20,961	13,907	7,054
Total commercial loans	3,180,170	3,284,930	(104,760)

One- to four-family residential mortgage loans	1,273,022	1,344,044	(71,022)

Consumer loans:
Home equity loans and lines of credit	82,920	96,165	(13,245)
Other consumer loans	3,991	5,814	(1,823)
Total consumer	86,911	101,979	(15,068)

Total loans	4,540,103	4,730,953	(190,850)

Unaccreted yield adjustments	(41,706)	(52,025)	10,319
Allowance for loan losses	(37,327)	(33,274)	(4,053)

Net loans receivable	$4,461,070	$4,645,654	$(184,584)

Commercial loan origination volume for the year ended June 30, 2020 totaled $374.3 million, which comprised $258.5 million of commercial mortgage loan originations augmented by $108.5 million of commercial business loan originations and construction loan disbursements totaling $7.2 million.  For the year ended June 30, 2020, within the commercial business loan category, we originated $69.0 million under the PPP, as noted above.  Commercial loan originations were augmented with the funding of purchased loans totaling $58.2 million during the year ended June 30, 2020.

One- to four-family residential mortgage loan origination volume for the year ended June 30, 2020, excluding loans held-for-sale, totaled $197.8 million. Originations of one- to four-family residential loans were augmented with loan purchases totaling $15.0 million.  Home equity loans and line of credit origination volume for the year ended June 30, 2020 totaled $16.4 million.

Additional information about the Company’s loans at June 30, 2020 is presented under “Item 1. Business” of this Annual Report on Form 10-K, as well as in Note 7 to the audited consolidated financial statements.

Nonperforming Loans.  Nonperforming loans increased by $16.4 million to $36.7 million, or 0.82% of total loans at June 30, 2020, from $20.3 million, or 0.43% of total loans at June 30, 2019.  The increase in non-performing loans was primarily attributable to a single, $14.3 million, owner-occupied commercial real estate loan which was placed on non-accrual status during the quarter ended March 31, 2020.  This loan is secured by a grocery-anchored retail shopping center located in northern New Jersey and has a current loan-to-value of approximately 69%.

Nonperforming loans generally include those loans reported as 90 or more days past due while still accruing and loans reported as nonaccrual, with such balances totaling $5,000 and $36.7 million, respectively, at June 30, 2020.

Additional information about nonperforming loans at June 30, 2020 is presented under “Item 1. Business” of this Annual Report on Form 10-K, as well as in Note 8 to the audited consolidated financial statements.

Allowance for Loan Losses. During the year ended June 30, 2020, the balance of the allowance for loan losses increased by $4.1 million to $37.3 million, or 0.82% of total loans at June 30, 2020, from $33.3 million, or 0.70% of total loans at June 30, 2019. The increase resulted from provisions of $4.2 million during the year ended June 30, 2020 that were partially offset by charge-offs, net of recoveries, totaling $144,000 during that same period. Excluding the balance of acquired loans, which generally do not carry an ALLL, the ALLL as a percentage of non-acquired loans at June 30, 2020 and June 30, 2019 totaled 1.03% and .91%, respectively. As of June 30, 2020, the balance of acquired loans totaled $923.9 million, had remaining purchase accounting discounts of $43.1 million, or 4.67% of the applicable outstanding balance, with no associated ALLL.

Additional information about the allowance for loan losses at June 30, 2020 is presented under “Item 1. Business” of this Annual Report on Form 10-K, as well as in Note 1 and Note 8 to the audited consolidated financial statements.

Other Assets.  The aggregate balance of other assets, including premises and equipment, FHLB stock, interest receivable, goodwill, core deposit intangibles, bank owned life insurance, deferred income taxes, other real estate owned and other assets, increased by $30.0 million to $677.1 million at June 30, 2020 from $647.1 million at June 30, 2019.

The increase in other assets primarily reflected the adoption of a new accounting standard that requires leases to be recognized on our Consolidated Statements of Condition as a right of use asset and lease liability and a payment deferral receivable related to modified loans in accordance with the CARES Act provisions. Our operating lease right of use asset and payment deferral receivable totaled approximately $16.5 million and $12.4 million, respectively, as of June 30, 2020.  The remaining increases and decreases in other assets for the year ended June 30, 2020 generally reflected normal operating fluctuations in their respective balances.

Additional information about the Company’s operating lease right of use asset at June 30, 2020 is presented in Note 9 to the audited consolidated financial statements.

Deposits.  Total deposits increased by $282.7 million to $4.43 billion at June 30, 2020 from $4.15 billion at June 30, 2019.  The following table sets forth the changes, by account type, in deposits.

	June 30,	June 30,	Increase/
	2020	2019	(Decrease)
	(In Thousands)
Deposits:
Non-interest-bearing deposits	$419,138	$309,063	$110,075
Interest-bearing demand	1,264,151	843,432	420,719
Savings	906,597	790,658	115,939
Certificates of deposit	1,840,396	2,204,457	(364,061)
Interest-bearing deposits	4,011,144	3,838,547	172,597
Total deposits	$4,430,282	$4,147,610	$282,672

The net increase in deposit balances for the year ended June 30, 2020 was comprised of changes in the balances of retail deposits as well as non-retail deposits acquired through various wholesale channels.  The reallocation of deposits for the year ended June 30, 2020 reflected the Company’s continued success in realigning its funding mix in favor of core deposits. The following table sets forth the distribution of total deposit accounts, by retail and wholesale deposits, at the dates indicated:

	June 30,	June 30,	Increase/
	2020	2019	(Decrease)
	(In Thousands)
Retail deposits:
Non-interest-bearing demand	$419,138	$309,063	$110,075
Interest-bearing demand	1,264,151	843,432	420,719
Savings	906,597	790,658	115,939
Certificates of deposits	1,773,257	1,902,542	(129,285)
Total retail deposits	4,363,143	3,845,695	517,448

Wholesale deposits:
Certificates of deposits - listing service	35,760	66,110	(30,350)
Certificates of deposits - brokered	31,379	235,805	(204,426)
Total wholesale deposits	67,139	301,915	(234,776)

Total deposits	$4,430,282	$4,147,610	$282,672

Additional information about our deposits at June 30, 2020 is presented under “Item 1. Business” of this Annual Report on Form 10-K, as well as in Note 12 to the audited consolidated financial statements.

Borrowings.  The balance of borrowings decreased by $148.8 million to $1.17 billion, or 17.4% of total assets, at June 30, 2020 from $1.32 billion, or 19.9% of total assets, at June 30, 2019. The decrease in borrowings primarily reflected the extinguishment and maturity of $121.5 million and $35.0 million of FHLB advances, respectively. The decrease in borrowings also included a decrease in overnight borrowings totaling $30.0 million. The decrease in borrowings was partially offset by a net increase in short-term FHLB advances totaling $40.0 million.

Additional information about our borrowings at June 30, 2020 is presented under “Item 1. Business” of this Annual Report on Form 10-K, as well as in Note 13 to the audited consolidated financial statements.

Other Liabilities.  The balance of other liabilities increased by $32.5 million to $70.6 million at June 30, 2020 from $38.1 million at June 30, 2019. The increase in other liabilities primarily reflected the adoption of a new accounting standard related to leases and a decrease in the fair value of our interest rate derivatives. The new accounting standard requires leases to be recognized on our Consolidated Statements of Condition as a right of use asset and lease liability, as noted above.  Our operating lease liability totaled approximately $17.1 million as of June 30, 2020 and the decrease in the fair value of our interest rate derivatives portfolio in a liability position was approximately $18.0 million at June 30, 2020.  The remaining variance generally represented normal operating fluctuations in the balances of other liabilities.

Additional information about the Company’s operating lease liability at June 30, 2020 is presented in Note 9 to the audited consolidated financial statements.  Additional information about the Company’s derivatives portfolio at June 30, 2020 is presented under “Item 1. Business” of this Annual Report on Form 10-K, as well as in Note 14 to the audited consolidated financial statements.

Stockholders’ Equity.  Stockholders’ equity decreased by $43.0 million to $1.08 billion at June 30, 2020 from $1.13 billion at June 30, 2019 largely reflecting the impact of our share repurchases and dividends declared during fiscal 2020.  In March 2019 we announced our fourth share repurchase program through which we authorized the repurchase of 9,218,324 shares, or 10%, of our outstanding shares as of that date.

During the year ended June 30, 2020, the Company repurchased 5,375,551 shares of common stock at a total cost of $69.8 million and an average cost of $12.98 per share. The shares of common stock repurchased during the period represented 58.3% of the total shares authorized to be repurchased under the current repurchase program. Cumulatively, the Company has repurchased a total of 8,457,294 shares or 91.7% of the shares to be repurchased under its current repurchase program at a total cost of $111.1 million and at an average cost of $13.14 per share.  On March 25, 2020 the Company temporarily suspended its stock repurchase program due to the risks and uncertainties associated with the COVID-19 pandemic.

The net decrease in stockholders’ equity was partially offset by net income of $45.0 million, or $0.55 per share, for the year ended June 30, 2020 from which we declared and paid cash dividends totaling $0.29 per share. Cash dividends declared and paid during the year ended June 30, 2020 reduced stockholders’ equity by $23.7 million.

The change in stockholders’ equity also reflected a $1.6 million decrease in accumulated other comprehensive income during the year ended June 30, 2020.

Comparison of Operating Results for the Years Ended June 30, 2020, and June 30, 2019

Net Income.  Net income for the year ended June 30, 2020 was $45.0 million, or $0.55 per basic and diluted share, compared to $42.1 million, or $0.46 per basic and diluted share, for the year ended June 30, 2019. The increase in net income reflected an increase in non-interest income, a decrease in non-interest expense and a decrease in income tax expense that was partially offset by a decrease in net interest income, as detailed above, and an increase to the provision for loan losses.

Net income for the year ended June 30, 2020 was impacted by a non-recurring increase of $720,000 in non-interest expense and a non-recurring decrease of $342,000 in non-interest income which were recognized in conjunction with the Company’s previously completed branch consolidations.  In addition, net income reflected the Company’s recognition of certain merger-related expenses totaling $951,000 related to its acquisition of MSB, as noted above.

Net Interest Income.  Net interest income decreased by $6.0 million to $149.4 million for the year ended June 30, 2020. The decrease between the comparative periods resulted from a decrease of $4.1 million in interest income and an increase of $1.8 million in interest expense.

The decrease in interest income of $4.1 million partly reflected an eight basis points decrease in the yield on interest-earning assets to 3.83% partially offset by an increase to their average balance of $17.2 million to $6.09 billion.  Interest income on loans decreased by $5.4 million to $187.0 million for the year ended June 30, 2020. The decrease in interest income on loans was primarily attributable to a $100.6 million decrease in the average balance of loans to $4.57 billion during the year ended June 30, 2020. The average yield on loans decreased three basis points to 4.09%. The decrease in interest income on interest-earning assets, excluding loans, was due to decreases in interest income on tax-exempt securities and other interest-earning assets partially offset by an increase in interest income on taxable investment securities.

The increase in interest expense partly reflected an $86.3 million increase in the average balance of interest-bearing liabilities to $5.20 billion for the year ended June 30, 2020, while also reflecting a one basis point increase in the average cost of interest-bearing liabilities to 1.61%. Interest expense on deposits increased $6.3 million to $58.9 million for the year ended June 30, 2020 and was attributable to an increase of $152.5 million in the average balance of interest-bearing deposits coupled with an 11 basis point increase in their cost. Interest expense on borrowings decreased by $4.5 million to $25.0 million for the year ended June 30, 2020 and was attributable to a decrease of $66.2 million in the average balance of borrowings coupled with a 24 basis point decrease in their cost.

For the year ended June 30, 2020, net interest spread declined by nine basis points to 2.22% while net interest margin declined 11 basis points to 2.45%. The decrease in the net interest rate spread reflected a decrease in the average yield on interest-earning assets and an increase in the average cost of interest-bearing liabilities.

Additional details surrounding the composition of, and changes to, net interest income are presented in the tables below.

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

	For the Years Ended June 30,
	2020				2019				2018
	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$4,568,816		$187,003	4.09%	$4,669,436		$192,386	4.12%	$3,577,598		$138,426	3.87%
Taxable investment securities (2)	1,291,516		39,321	3.04	1,171,335		37,213	3.18	1,048,163		27,053	2.58
Tax-exempt securities (2)	111,477		2,393	2.15	134,489		2,839	2.11	127,779		2,616	2.05
Other interest-earning assets (3)	122,278		4,491	3.67	101,595		4,895	4.82	93,209		3,336	3.58
Total interest-earning assets	6,094,087		233,208	3.83	6,076,855		237,333	3.91	4,846,749		171,431	3.54
Non-interest-earning assets	595,158				582,838				420,219
Total assets	$6,689,245				$6,659,693				$5,266,968

Interest-bearing liabilities:
Interest-bearing demand	$1,041,188		$11,433	1.10	$796,815		$8,125	1.02	$896,695		$7,390	0.82
Savings	831,832		6,735	0.81	761,203		4,186	0.55	569,777		993	0.17
Certificates of deposit	2,032,046		40,684	2.00	2,194,513		40,200	1.83	1,496,743		21,266	1.42
Total interest-bearing deposits	3,905,066		58,852	1.51	3,752,531		52,511	1.40	2,963,215		29,649	1.00
Borrowings	1,293,096		25,002	1.93	1,359,323		29,509	2.17	910,527		20,489	2.25
Total interest-bearing liabilities	5,198,162		83,854	1.61	5,111,854		82,020	1.60	3,873,742		50,138	1.29
Non-interest-bearing liabilities (4)	394,758				351,217				311,560
Total liabilities	5,592,920				5,463,071				4,185,302
Stockholders’ equity	1,096,325				1,196,622				1,081,666
Total liabilities and stockholders’ equity	$6,689,245				$6,659,693				$5,266,968

Net interest income			$149,354				$155,313				$121,293
Interest rate spread (5)				2.22%				2.31%				2.25%
Net interest margin (6)				2.45%				2.56%				2.50%
Ratio of interest-earning assets to interest-bearing liabilities	1.17	X			1.19	X			1.25	X

(1)

Loans held-for-sale and non-accruing loans have been included in loans receivable and the effect of such inclusion was not material. Allowance for loan losses has been included in non-interest-earning assets.

(2)	Fair value adjustments have been excluded in the balances of interest-earning assets.
(3)	Includes interest-bearing deposits at other banks and FHLB of New York capital stock.
(4)	Includes average balances of non-interest-bearing deposits of $334,522,000, $312,169,000 and $281,262,000, for the years ended June 30, 2020, 2019 and 2018, respectively.
(5)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	Year Ended June 30, 2020 versus Year Ended June 30, 2019			Year Ended June 30, 2019 versus Year Ended June 30, 2018
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)			(In Thousands)
Interest and dividend income
Loans receivable	$(4,023)	$(1,360)	$(5,383)	$44,534	$9,426	$53,960
Taxable investment securities	3,770	(1,662)	2,108	3,411	6,749	10,160
Tax-exempt securities	(498)	52	(446)	143	80	223
Other interest-earning assets	890	(1,294)	(404)	321	1,238	1,559
Total interest-earning assets	$139	$(4,264)	$(4,125)	$48,409	$17,493	$65,902

Interest expense:
Interest-bearing demand	$2,634	$674	$3,308	$(894)	$1,629	$735
Savings and club	418	2,131	2,549	417	2,776	3,193
Certificates of deposit	(3,094)	3,578	484	11,692	7,242	18,934
Borrowings	(1,378)	(3,129)	(4,507)	9,772	(752)	9,020
Total interest-bearing liabilities	(1,420)	3,254	1,834	20,987	10,895	31,882

Change in net interest income	$1,559	$(7,518)	$(5,959)	$27,422	$6,598	$34,020

Provision for Loan Losses.  The provision for loan losses increased by $641,000 to $4.2 million for the year ended June 30, 2020 compared to $3.6 million for the year ended June 30, 2019.  The increase largely reflected increases to environmental loss factors associated with the adverse impact of COVID-19 that was partially offset by the effects of lower growth during the year ended June 30, 2020 in the balance of the portion of the loan portfolio that was collectively evaluated for impairment compared to that of the prior year ended June 30, 2019.

Additional information regarding the allowance for loan losses and the associated provisions recognized during the year ended June 30, 2020 is presented under “Item 1, Business” on this Annual Report on Form 10-K as well as Note 1 and Note 8 to the audited consolidated financial statements as well as the Comparison of Financial Condition at June 30, 2020.

Non-Interest Income.  Non-interest income increased by $6.2 million to $19.7 million for the year ended June 30, 2020, reflecting the effects of several offsetting factors.

Fees and service charges increased by $1.2 million to $6.6 million for the year ended June 30, 2020.  The increase was largely attributable to an increase of $1.1 million in loan pre-payment penalty income to $4.6 million for the year ended June 30, 2020.

Gains on sales and calls of securities during the year ended June 30, 2020 totaled $2.3 million, compared to a net loss of $323,000 during the earlier comparative period.  The increase was primarily attributable to the execution of a wholesale restructuring transaction, as noted above.

Gain on sale of loans increased by $2.6 million to $3.2 million for the year ended June 30, 2020. The increase in loan sale gains reflected an increase of $2.6 million in gains on sale of residential mortgage loans.  The increase in residential mortgage gains on sale primarily reflected changes in the volume of loans originated and sold between comparative periods.

The Company incurred a net loss of $28,000 related to the write down and sale of OREO during the year ended June 30, 2020 compared to a net loss of $11,000 during the earlier comparative period.

Miscellaneous non-interest income decreased by $281,000 to $194,000 for the year ended June 30, 2020.  The decrease primarily reflected $342,000 of non-recurring asset disposal losses recognized in conjunction with the Company’s previously completed branch consolidations.

The remaining changes in the other components of non-interest income between comparative periods generally reflected normal operating fluctuations within those line items.

Non-Interest Expenses.  Total non-interest expense decreased by $1.6 million to $107.6 million for the year ended June 30, 2020.

Salaries and employee benefits expense decreased by $1.0 million to $62.0 million for the year ended June 30, 2020.  The net decrease in salaries and employee benefits expense reflected decreases in employee severance, defined benefit plan expense, ESOP expense and employee stock-based compensation expense. These decreases were partially offset by increases in wages and salaries, medical benefits and payroll taxes.

Net occupancy expense of premises increased by $204,000 to $11.4 million for the year ended June 30, 2020.  This increase was largely attributable to $517,000 of non-recurring lease termination costs recognized in conjunction with the previously noted branch consolidations coupled with an increase in facility lease expenses arising from costs associated with forthcoming branch additions and relocations.  Partially offsetting these increases were decreases in ongoing facility repairs and maintenance expenses.

Equipment and systems expense decreased by $518,000 to $11.8 million for the year ended June 30, 2020.  This decrease in expense was largely attributable to a decrease of $1.1 million in core processing expense and $319,000 in telecommunication delivery channel expense, partially offset by increases in other technology infrastructure costs.  The reduction in core processing expense was primarily attributable to non-recurring expense reductions of $907,000, recognized in the current period, attributable to the re-negotiation of the Company’s core processing contract.  The remaining reduction in core processing expense and the reduction in telecommunication channel expense was largely the result of expenses recognized by the Company, in the earlier comparative period, related to an acquired institution.

Advertising and marketing expense decreased by $263,000 to $2.8 million for the year ended June 30, 2020.  This decrease largely reflected an overall reduction in marketing and advertising expenditures coupled with a shift in marketing focus from more traditional advertising mediums to digital marketing channels.

FDIC insurance premiums decreased by $1.5 million to $286,000 for the year ended June 30, 2020. This decrease was attributable to no expense being recorded during first nine months of fiscal 2020 as a result of the FDIC’s Small Bank Assessment Credit program.

Directors’ compensation expense increased by $35,000 to $3.1 million for the year ended June 30, 2020 and primarily reflected an increase in director-related stock based compensation.

Merger-related expenses increased by $951,000 and were related to the Company’s acquisition of MSB, as noted above, for which no such expenses were recorded during the earlier comparative period.

Debt extinguishment expenses increased by $2.2 million and were related to the Company’s execution of a wholesale restructuring transaction, as noted above, for which no such expenses were recorded during the earlier comparative period.

Miscellaneous expense decreased by $1.7 million to $13.2 million for the year ended June 30, 2020. This decrease was largely attributable to the recovery an of asset write-down, recognized in conjunction with branch consolidations, of $288,000 compared to an asset write-down of $1.0 million in the prior comparative period. The decrease in miscellaneous expense also reflected decreases in professional and consulting expense, audit and accounting fees, OREO expense and office supplies that were partially offset by increases in legal expense, loan expense, insurance expense and deposit account losses.

Provision for Income Taxes.  The provision for income taxes decreased by $1.6 million to $12.2 million for the year ended June 30, 2020.  The decrease in income tax expense reflected a $1.6 million reduction in income tax expense attributable to the carryback of net operating losses into prior periods at a higher statutory federal tax rate than is currently in effect for the Company.  This carryback was permitted by tax law changes enacted by the CARES Act, which was signed into law on March 27, 2020.  In addition, the Company reversed valuation allowances totaling $591,000 which were associated with capital loss carryforwards and were determined to be realizable due to the sale of investment securities at the Bank’s New Jersey investment company subsidiary.  Finally, a lower level of pre-tax net income, as compared to the prior period, resulted in a lower provision for income tax expense.

Our effective tax rates for the year ended June 30, 2020 and June 30, 2019 were 21.5% and 24.8% which, in relation to statutory income tax rates, reflected the effects of recurring sources of tax-favored income included in pre-tax income. However, the effective tax rate for the year ended June 30, 2020 further reflected the effects of the CARES Act and the reversal of valuation allowances recognized during the period, as discussed above.

Comparison of Operating Results for the Years Ended June 30, 2019, and June 30, 2018

A comparison of our operating results for the years ended June 30, 2019 and June 30, 2018 can be found in our Annual Report on Form 10-K for the year ended June 30, 2019, filed with the SEC on August 28, 2019.

Liquidity and Commitments

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

Liquidity, at June 30, 2020, included $181.0 million of short-term cash and equivalents supplemented by $1.39 billion of investment securities classified as available for sale which can readily be sold or pledged as collateral, if necessary.  In addition, the Company has the capacity to borrow additional funds from the FHLB, Federal Reserve Bank or via unsecured lines of credit.  As of June 30, 2020, the Company had the capacity to borrow additional funds totaling $1.53 billion and $318.7 million, without pledging additional collateral, from the FHLB of New York and FRB, respectively.  The Company also had the capacity to borrow additional funds, on an unsecured basis, via lines of credit established with other financial institutions.  As of June 30, 2020, the available borrowing capacity under those lines of credit totaled $615.0 million.

Deposits increased $282.7 million to $4.43 billion at June 30, 2020 from $4.15 billion at June 30, 2019.  The increase in deposit balances reflected a $172.6 million increase in interest-bearing deposits coupled with a $110.1 million increase in non-interest-bearing deposits.  Borrowings from the FHLB of New York and other sources are generally available to supplement the Bank’s liquidity position or to replace maturing deposits.  As of June 30, 2020, the Bank’s outstanding balance of FHLB advances, excluding fair value adjustments, totaled $1.17 billion.  In addition to FHLB advances we have other borrowings totaling $5.7 million which represent collateralized overnight sweep account balances linked to customer demand deposits.

The following table sets forth information concerning balances and interest rates on our short-term borrowings at and for the periods shown:

	At or For the Years Ended June 30,
	2020	2019	2018
	(Dollars in Thousands)
Balance at end of year	$865,000	$825,000	$625,000
Average balance during year	$904,262	$854,554	$629,008
Maximum outstanding at any month end	$1,075,000	$975,000	$667,000
Weighted average interest rate at end of year	0.45%	2.54%	2.22%
Weighted average interest rate during year	2.14%	2.48%	1.64%

The following table discloses our contractual obligations and commitments as of June 30, 2020:

	At June 30, 2020
	Less than One Year	One to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(In Thousands)
Contractual obligations
Operating lease obligations	$3,212	$5,409	$3,248	$7,373	$19,242
Certificates of deposit	1,515,042	255,717	63,648	5,989	1,840,396
Federal Home Loan Bank Advances	865,000	172,000	126,000	6,500	1,169,500

Total contractual obligations	$2,383,254	$433,126	$192,896	$19,862	$3,029,138

Commitments
Undisbursed funds from approved lines of credit (1)	$26,097	$6,959	$3,890	$45,556	$82,502
Construction loans in process (1)	16,973	-	-	-	16,973
Other commitments to extend credit (1)	45,598	-	-	-	45,598

Total commitments	$88,668	$6,959	$3,890	$45,556	$145,073

(1)	Represents amounts committed to customers.

In addition to the loan commitments noted above, the pipeline of loans held for sale included $127.2 million of in process loans whose terms included interest rate locks to borrowers that were paired with a best-efforts commitment to sell the loan to a buyer at a fixed price and within a predetermined timeframe after the sale commitment is established.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving our facilities.  These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to extend credit to meet the financing needs of our customers. We had no significant off-balance sheet commitments for capital expenditures as of June 30, 2020.

In addition to the commitments noted above, we are party to standby letters of credit totaling approximately $217,000 at June 30, 2020 through which we guarantee certain specific business obligations of our commercial customers.

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

At June 30, 2020, outstanding loan commitments relating to loans held in portfolio totaled $145.1 million compared to $110.1 million at June 30, 2019. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  For additional information regarding our outstanding lending commitments at June 30, 2020, see Note 18 to the audited consolidated financial statements.

Capital

Consistent with our goals to operate as a sound and profitable financial organization, Kearny Financial and Kearny Bank actively seek to maintain our well capitalized status in accordance with regulatory standards.  As of June 30, 2020, Kearny Financial and Kearny Bank exceeded all capital requirements of the federal banking regulators and were considered well capitalized.

The following table presents information regarding the Bank’s regulatory capital levels at June 30, 2020:

	At June 30, 2020
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$816,577	21.38%	$305,562	8.00%	$381,953	10.00%
Tier 1 capital (to risk-weighted assets)	779,250	20.40%	229,172	6.00%	305,562	8.00%
Common equity tier 1 capital (to risk-weighted assets)	779,250	20.40%	171,879	4.50%	248,269	6.50%
Tier 1 capital (to adjusted total assets)	779,250	11.95%	260,893	4.00%	326,116	5.00%

The following table presents information regarding the consolidated Company’s regulatory capital levels at June 30, 2020:

	At June 30, 2020
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$906,058	23.61%	$306,958	8.00%
Tier 1 capital (to risk-weighted assets)	868,731	22.64%	230,219	6.00%
Common equity tier 1 capital (to risk-weighted assets)	868,731	22.64%	172,664	4.50%
Tier 1 capital (to adjusted total assets)	868,731	13.27%	261,783	4.00%

For additional information regarding regulatory capital at June 30, 20120, see Note 16 to the audited consolidated financial statements.

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

For both earnings and capital at risk our interest rate risk analysis calculates a base case scenario that assumes no change in interest rates. The model then measures changes throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve up and down 100, 200 and 300 basis points with additional scenarios modeled where appropriate. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates. The relatively low level of interest rates prevalent at June 30, 2020 and June 30, 2019 precluded the modeling of certain falling rate scenarios.

The following tables present the results of our internal EVE analysis as of June 30, 2020 and June 30, 2019, respectively:

	June 30, 2020
	Economic Value of Equity (“EVE”)			EVE as a % of Present Value of Assets
Change in Interest Rates	$ Amount of EVE	$ Change in EVE	% Change in EVE	EVE Ratio	Change in EVE Ratio
	(Dollars in Thousands)
+300 bps	961,579	11,882	1%	15.57%	113	bps
+200 bps	988,278	38,581	4%	15.61%	117	bps
+100 bps	988,410	38,713	4%	15.28%	84	bps
0 bps	949,697	-	-	14.44%	-
-100 bps	829,775	(119,922)	(13)%	12.60%	(184)	bps

	June 30, 2019
	Economic Value of Equity (“EVE”)			EVE as a % of Present Value of Assets
Change in Interest Rates	$ Amount of EVE	$ Change in EVE	% Change in EVE	EVE Ratio	Change in EVE Ratio
	(Dollars in Thousands)
+300 bps	733,887	(172,135)	(19)%	12.44%	(168)	bps
+200 bps	795,855	(110,167)	(12)%	13.12%	(100)	bps
+100 bps	859,686	(46,336)	(5)%	13.77%	(35)	bps
0 bps	906,022	-	-	14.12%	-
-100 bps	892,775	(13,247)	(1)%	13.63%	(49)	bps
-200 bps	800,049	(105,973)	(12)%	12.11%	(201)	bps

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

The following tables present the results of our internal NII analysis as of June 30, 2020 and June 30, 2019, respectively:

			June 30, 2020
			Net Interest Income (“NII”)
Change in Interest Rates	Balance Sheet Composition	Measurement Period	$ Amount of NII	$ Change in NII	% Change in NII
			(Dollars In Thousands)
+300 bps	Static	One Year	$146,062	$(9,010)	(5.81)%
+200 bps	Static	One Year	150,502	(4,570)	(2.95)
+100 bps	Static	One Year	154,612	(460)	(0.30)
0 bps	Static	One Year	155,072	-	-
-100 bps	Static	One Year	162,070	6,998	4.51

			June 30, 2019
			Net Interest Income (“NII”)
Change in Interest Rates	Balance Sheet Composition	Measurement Period	$ Amount of NII	$ Change in NII	% Change in NII
			(Dollars In Thousands)
+300 bps	Static	One Year	$131,190	$(16,118)	(10.94)%
+200 bps	Static	One Year	136,883	(10,425)	(7.08)
+100 bps	Static	One Year	143,007	(4,301)	(2.92)
0 bps	Static	One Year	147,308	-	-
-100 bps	Static	One Year	148,011	703	0.48
-200 bps	Static	One Year	146,927	(381)	(0.26)

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information that appears under the headings included under “Proposal I – Election of Directors” and “Corporate Governance Matters” in the Registrant’s definitive proxy statement for the Registrant’s 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year end (the “Proxy Statement”) is incorporated herein by reference.

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial and accounting officer.  A copy of the code of ethics is available on our website at www.kearnybank.com under the “Investors Relations” link, then within the “Corporate Overview” drop down and under the link “Governance Documents” or without charge upon request to the Corporate Secretary, Kearny Financial Corp., 120 Passaic Avenue, Fairfield, New Jersey 07004.

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

(d)

Securities Authorized for Issuance Under Equity Compensation Plans.  Set forth below is information as of June 30, 2020 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

	(A)	(B)	(C)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans - Excluding Securities Reflected in Column (A)
Equity compensation plans approved by stockholders (1):
2005 Stock Compensation and Incentive Plan	179,452	$10.28	-
2016 Equity Incentive Plan	3,761,750	$15.17	626,334

Equity compensation plans not approved by stockholders:
None.	-	$-	-

Total	3,941,202	$14.95	626,334

(1)

The number of securities reported in column (A) includes 1,928,452 vested options and 1,366,000 non-vested options outstanding as of June 30, 2020.  In addition to these options, restricted stock awards of 646,750 shares were also non-vested as of June 30, 2020.  The non-vested options and restricted stock awards are earned at the rate of 20% one year after the date of the grant and 20% annually thereafter.  As of June 30, 2020, there were 53,706 restricted shares and 572,628 options remaining available for award under the approved equity compensation plans and are reported under column (C) as securities remaining available for future issuance under such plans.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information that appears under the sections captioned “Corporate Governance Matters – Transactions with Certain Related Persons” and “– Board Independence” in the Proxy Statement is incorporated herein by reference.

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

10.1

Amended and Restated Employment Agreement between Kearny Bank and Craig Montanaro dated May 18, 2015 (Incorporated by reference to Exhibit 10.1 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.2

Amended and Restated Employment Agreement between Kearny Financial Corp. and Craig Montanaro dated May 18, 2015 (Incorporated by reference to Exhibit 10.2 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.3

Employment Agreement between Kearny Bank and Patrick M. Joyce dated May 18, 2015 (Incorporated by reference to Exhibit 10.4 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.4

Amended and Restated Employment Agreement between Kearny Bank and Eric B. Heyer dated July 1, 2018 (Incorporated by reference to exhibit 10.5 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399, originally filed on August 28, 2018)†

10.5

Employment Agreement between Kearny Bank and Erika K. Parisi dated May 18, 2015 (Incorporated by reference to Exhibit 10.6 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.6

Amended and Restated Change in Control Agreement between Kearny Bank and Keith Suchodolski dated July 1, 2018 (Incorporated by reference to exhibit 10.7 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399, originally filed on August 28, 2018)†

10.7

Employment Agreement between Kearny Bank and Thomas D. DeMedici dated June 21, 2017 (Incorporated by reference to Exhibit 10.8 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on August 28, 2019)†

10.8

Change of Control Agreement between Kearny Bank and Anthony V. Bilotta, Jr. dated July 1, 2018 (Incorporated by reference to Exhibit 10.9 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on August 28, 2019)†

10.9

Form of Two Year Change in Control Agreement between Kearny Bank and Certain Officers (Incorporated by reference to Exhibit 10.7 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.10

Form of Two Year Change of Control Agreement between Kearny Bank and John V. Dunne and Timothy A. Swansson. Dated July 1, 2019 (Incorporated by reference to Exhibit 10.11 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on August 28, 2019)†

10.11

Directors Consultation and Retirement Plan as Amended and Restated (Incorporated by reference to Exhibit 10.8 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.12

Amended and Restated Benefit Equalization Plan for Pension Plan (Incorporated by reference to Exhibit 10.9 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.13

Amended and Restated Benefits Equalization Plan Related to the Employee Stock Ownership Plan (Incorporated by reference to Exhibit 10.10 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.14

Kearny Bank Director Life Insurance Agreement (Incorporated by reference to Exhibit 10.1 to Kearny Financial Corp.’s Current Report on Form 8-K (File No. 000-51093), originally filed on August 18, 2005)†

10.15

Form of Amendment to Kearny Bank Director Life Insurance Agreement (Incorporated by reference to Exhibit 10.14 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.16

Kearny Bank Executive Life Insurance Agreement (Incorporated by reference to Exhibit 10.2 to Kearny Financial Corp.’s Current Report on Form 8-K (File No. 000-51093), originally filed on August 18, 2005)†

10.17

Form of Amendment to Kearny Bank Executive Life Insurance Agreement (Incorporated by reference to Exhibit 10.16 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.18

Kearny Bank Amended and Restated Officer Change in Control Severance Pay Plan (Incorporated by reference to Exhibit 10.19 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on August 28, 2019)†

10.19

Kearny Bank Executive Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10.20 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on August 28, 2019) †

10.20

Amendment to Freeze Benefit Accruals Under the Kearny Financial Corp. Directors Consultation and Retirement Plan (Incorporated by reference to Exhibit 10.1 to Kearny Financial Corp.’s Current Report on Form 8-K (File No. 001-37399), originally filed on December 23, 2015)†

10.21	Kearny Financial Corp. 2016 Equity Incentive Plan (Incorporated by reference to Appendix A to Kearny Financial Corp’s Proxy Statement (File No. 001-37399), originally filed on September 14, 2016)†

21	Subsidiaries of Registrant

23.1	Consent of Crowe LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s Annual Report to Stockholders on Form 10-K for the year ended June 30, 2020, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit.

Item 16. Form 10-K Summary

Not applicable.

120 Passaic Avenue ● Fairfield, NJ 07004-3510 ● 973-244-4500

August 28, 2020

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

The Company’s management assessed the effectiveness of internal control over financial reporting as of June 30, 2020.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).  Based on its assessment, management believes that, as of June 30, 2020, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effective operation of the Company’s internal control over financial reporting as of June 30, 2020, a copy of which is included in this annual report.

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

The Board of Directors and Shareholders of

Kearny Financial Corp. and Subsidiaries

Fairfield, New Jersey

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Kearny Financial Corp. and Subsidiaries (the "Company") as of June 30, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2020, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2020 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses – Environmental Loss Factors

As described in Notes 1 and 8 to the consolidated financial statements, the Company’s allowance for loan losses is a valuation account that reflects the Company’s estimation of incurred losses in its loan portfolio to the extent they are both probable and reasonable to estimate.  The allowance for loan losses was $37,327,000 at June 30, 2020, which consists of two components: the valuation allowance for loans individually evaluated for impairment (“specific reserves”), representing $89,000, and the valuation allowance for loans collectively evaluated for impairment (“general reserves”), representing $37,238,000. The general reserves are further broken down as reserves based on historical loss factors ($1,184,000) and environmental loss factors ($36,054,000). The calculation of the allowance for loan losses involves significant estimates and subjective assumptions which require a high degree of judgment relating to 1) the external operating environment, 2) the composition, terms and performance of Company’s loan portfolio and 3) the Company’s ability to monitor and manage the loan portfolio, and how those assumptions impact probable incurred losses within the loan portfolio.  Changes in these assumptions could have a material effect on the Company’s financial results.

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

The primary procedures we performed to address this critical audit matter included:

•	Testing the effectiveness of controls over the evaluation of the sources of risk used to estimate the environmental loss factors, including controls addressing:
o	Management’s review of the accuracy of data inputs used as the basis for the adjustments relating to environmental loss factors.
o	Management’s determination of loans excluded from the environmental loss factors calculation due to their status as acquired or impaired loans.
o	Management’s review of the qualitative and quantitative conclusions related to the environmental loss factors and the resulting allocation to the allowance.
•	Substantively testing management’s process, including evaluating their judgments and assumptions, for developing the environmental loss factors which included:
o	Evaluation of the completeness and accuracy of data inputs used as a basis for the adjustments relating to environmental loss factors.
o	Evaluation of loans excluded from the environmental loss factors calculation for propriety of classification as acquired or impaired loans.
o

Evaluation of the reasonableness of management’s judgments related to the qualitative and quantitative assessment of the data used in the determination of environmental loss factors and the resulting allocation to the allowance.  Among other procedures, our evaluation considered, the weight of confirming and disconfirming evidence from internal and external sources, loan portfolio performance and third-party data, and whether such assumptions were applied consistently period over period, and gave appropriate consideration to current economic factors.

o	Analytically evaluating the environmental loss factor allocation year over year and testing allocations for reasonableness.

Goodwill Impairment Evaluation

As described in Notes 1 and 11 to the consolidated financial statements, the Company’s consolidated goodwill balance was $210,895,000 at June 30, 2020, which is allocated to the Company’s single reporting unit. Goodwill is tested for impairment at the reporting unit level at least annually, or more frequently whenever events or circumstances occur that indicate that it is more-likely-than-not that an impairment loss has occurred. The annual quantitative assessment of goodwill for the Company’s single reporting unit was performed utilizing a discounted cash flow analysis (“income approach”) and estimates of selected market information (“market approach”). The results of the income approach were weighted at 75% while the results of the market approach were weighted at 25%. The calculation of the goodwill impairment involves significant estimates and subjective assumptions which require a high degree of management judgment.  This judgment includes, but is not limited to, the selection of appropriate discount rates, the identification of relevant market comparables and the development of cash flow projections. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the weightings that are most representative of fair value.

We identified the goodwill impairment assessment of the Company as a critical audit matter. The principal considerations for this determination was the degree of auditor judgment in performing procedures over the key assumptions, which include discounted cash flows, discount rate, prospective financial information, and weighting allocation to valuation methodologies.

The primary procedures we performed to address this critical audit matter included:

•	Testing the effectiveness of controls over management’s goodwill impairment test including controls addressing:
o	Management’s review of the reasonableness and accuracy of the Company’s prospective financial information used in the discounted cash flow methodology.
o

Managements evaluation of key assumptions used by a third-party valuation specialist, including discount rate, terminal growth rate, and control premium and allocated weightings incorporated into the methodologies used to determine fair value.

•	Substantively testing management’s estimate, including evaluating their judgements and assumptions, for estimating fair value the Company which included:
o	Evaluation of key financial data for accuracy, including comparison of prospective financial information to the Company’s strategic plan.
o	Evaluation of management’s ability to reasonably forecast cash flows by comparing actual results to management’s historical forecasts.
o	Utilization of a Crowe LLP employed valuation specialist to evaluate appropriateness of valuation methodologies, discount rate, control premium, and overall reasonableness of the fair value.
o	Evaluation of management’s weighting allocation to each valuation methodology.

/s/ Crowe LLP

We have served as the Company's auditor since 2017.

Livingston, New Jersey

August 28, 2020

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In Thousands, Except Share and Per Share Data)

	June 30,
	2020	2019
Assets
Cash and amounts due from depository institutions	$20,391	$19,032
Interest-bearing deposits in other banks	160,576	19,903
Cash and cash equivalents	180,967	38,935
Investment securities available for sale, at fair value	1,385,703	714,263
Investment securities held to maturity (fair value $34,069 and $584,678), respectively	32,556	576,652
Loans held-for-sale	20,789	12,267
Loans receivable, including unaccreted yield adjustments of $(41,706) and $(52,025), respectively	4,498,397	4,678,928
Less: allowance for loan losses	(37,327)	(33,274)
Net loans receivable	4,461,070	4,645,654
Premises and equipment	57,389	56,854
Federal Home Loan Bank ("FHLB") of New York stock	58,654	64,190
Accrued interest receivable	17,373	19,360
Goodwill	210,895	210,895
Core deposit intangible	3,995	5,160
Bank owned life insurance	262,380	256,155
Deferred income tax assets, net	25,480	25,367
Other real estate owned	178	-
Other assets	40,746	9,077
Total Assets	$6,758,175	$6,634,829

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest-bearing	$419,138	$309,063
Interest-bearing	4,011,144	3,838,547
Total deposits	4,430,282	4,147,610
Borrowings	1,173,165	1,321,982
Advance payments by borrowers for taxes	16,569	16,887
Other liabilities	53,982	21,191
Total Liabilities	5,673,998	5,507,670

Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 800,000,000 shares authorized; 83,663,192 shares and 89,125,655 shares issued and outstanding, respectively	837	891
Paid-in capital	722,871	787,394
Retained earnings	387,911	366,679
Unearned employee stock ownership plan shares; 2,960,289 shares and 3,160,987 shares, respectively	(28,699)	(30,644)
Accumulated other comprehensive income	1,257	2,839
Total Stockholders' Equity	1,084,177	1,127,159
Total Liabilities and Stockholders' Equity	$6,758,175	$6,634,829

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Income

(In Thousands, Except Per Share Data)

	Years Ended June 30,
	2020	2019	2018
Interest Income
Loans	$187,003	$192,386	$138,426
Taxable investment securities	39,321	37,213	27,053
Tax-exempt investment securities	2,393	2,839	2,616
Other interest-earning assets	4,491	4,895	3,336
Total Interest Income	233,208	237,333	171,431

Interest Expense
Deposits	58,852	52,511	29,649
Borrowings	25,002	29,509	20,489
Total Interest Expense	83,854	82,020	50,138
Net Interest Income	149,354	155,313	121,293
Provision for Loan Losses	4,197	3,556	2,706
Net Interest Income after Provision for Loan Losses	145,157	151,757	118,587

Non-Interest Income
Fees and service charges	6,647	5,445	5,412
Gain (loss) on sale and call of securities	2,250	(323)	8
Gain on sale of loans	3,186	580	1,004
Loss on sale and write down of other real estate owned	(28)	(11)	(19)
Income from bank owned life insurance	6,225	6,339	5,362
Electronic banking fees and charges	1,245	1,050	1,101
Miscellaneous	194	475	395
Total Non-Interest Income	19,719	13,555	13,263

Non-Interest Expense
Salaries and employee benefits	62,015	63,029	53,736
Net occupancy expense of premises	11,424	11,220	9,178
Equipment and systems	11,755	12,273	9,482
Advertising and marketing	2,788	3,051	2,960
Federal deposit insurance premium	286	1,779	1,516
Directors' compensation	3,079	3,044	2,820
Merger-related expenses	951	-	6,743
Debt extinguishment expenses	2,156	-	-
Miscellaneous	13,170	14,847	11,415
Total Non-Interest Expense	107,624	109,243	97,850
Income before Income Taxes	57,252	56,069	34,000
Income tax expense	12,287	13,927	14,404
Net Income	$44,965	$42,142	$19,596

Net Income per Common Share (EPS)
Basic	$0.55	$0.46	$0.24
Diluted	$0.55	$0.46	$0.24
Weighted Average Number of Common Shares Outstanding
Basic	82,409	91,054	82,587
Diluted	82,430	91,100	82,643

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In Thousands)

	Years Ended June 30,
	2020	2019	2018
Net Income	$44,965	$42,142	$19,596
Other Comprehensive (Loss) Income, net of tax:
Net unrealized gain (loss) on securities available for sale	16,126	4,336	(1,423)
Amortization of net unrealized loss on securities available for sale transferred to held to maturity	421	217	146
Net realized (gain) loss on sale and call of securities available for sale	(1,587)	228	(12)
Fair value adjustments on derivatives	(16,310)	(20,298)	17,212
Benefit plan adjustments	(232)	(179)	187
Total Other Comprehensive (Loss) Income	(1,582)	(15,696)	16,110
Total Comprehensive Income	$43,383	$26,446	$35,706

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands, Except Per Share Data)

	Common Stock		Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Income	Total
Balance - June 30, 2018	99,626	$996	$922,711	$359,096	$(32,590)	$18,535	$1,268,748

Cumulative effect of change in accounting principle for the adoption of ASU 2017-08	-	-	-	(531)	-	-	(531)
Balance - July 1, 2018, as adjusted for change in accounting principle	99,626	996	922,711	358,565	(32,590)	18,535	1,268,217
Net income	-	-	-	42,142	-	-	42,142
Other comprehensive loss, net of income tax expense	-	-	-	-	-	(15,696)	(15,696)
ESOP shares committed to be released (201 shares)	-	-	716	-	1,946	-	2,662
Stock option exercise	49	-	423	-	-	-	423
Stock option expense	-	-	2,005	-	-	-	2,005
Share repurchases	(10,625)	(105)	(141,603)	-	-	-	(141,708)
Issuance of shares under stock benefit plans	233	2	(2)	-	-	-	-
Restricted stock plan shares earned (284 shares)	-	-	4,131	-	-	-	4,131
Cancellation of shares issued for restricted stock awards	(157)	(2)	(987)	-	-	-	(989)
Cash dividends declared ($0.37 per common share)	-	-	-	(34,028)	-	-	(34,028)

Balance - June 30, 2019	89,126	$891	$787,394	$366,679	$(30,644)	$2,839	$1,127,159

	Common Stock		Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Income	Total
Balance - June 30, 2019	89,126	$891	$787,394	$366,679	$(30,644)	$2,839	$1,127,159

Net income	-	-	-	44,965	-	-	44,965
Other comprehensive loss, net of income tax benefit	-	-	-	-	-	(1,582)	(1,582)
ESOP shares committed to be released (201 shares)	-	-	409	-	1,945	-	2,354
Stock option expense	-	-	1,838	-	-	-	1,838
Share repurchases	(5,376)	(53)	(69,729)	-	-	-	(69,782)
Restricted stock plan shares earned (277 shares)	-	-	4,041	-	-	-	4,041
Cancellation of shares issued for restricted stock awards	(87)	(1)	(1,082)	-	-	-	(1,083)
Cash dividends declared ($0.29 per common share)	-	-	-	(23,733)	-	-	(23,733)

Balance - June 30, 2020	83,663	$837	$722,871	$387,911	$(28,699)	$1,257	$1,084,177

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Years Ended June 30,
	2020	2019	2018
Cash Flows from Operating Activities:
Net income	$44,965	$42,142	$19,596
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	4,647	4,322	3,224
Net (accretion) amortization of premiums, discounts and loan fees and costs	(9,457)	(11,500)	986
Deferred income taxes and valuation allowance	665	4,538	6,700
Amortization of intangible assets	1,165	1,135	364
Accretion of benefit plans’ unrecognized net gain	(328)	(269)	(39)
Provision for loan losses	4,197	3,556	2,706
Loss on write-down and sales of other real estate owned	28	11	19
Loans originated for sale	(290,800)	(65,691)	(74,937)
Proceeds from sale of mortgage loans held-for-sale	285,436	54,812	79,509
Gain on sale of mortgage loans held-for-sale, net	(3,159)	(524)	(742)
Realized (gain) loss on sale/call of securities available for sale	(2,250)	323	(16)
Realized loss on sale/call of securities held to maturity	-	-	8
Realized loss on debt extinguishment	2,156	-	-
Proceeds from sale of SBA loans	497	922	3,064
Realized gain on sale of SBA loans	(27)	(56)	(262)
Realized loss on disposition of premises and equipment	383	22	10
Loss on write-down of premises	-	1,071	-
Increase in cash surrender value of bank owned life insurance	(6,225)	(6,339)	(5,362)
ESOP, stock option plan and restricted stock plan expenses	8,233	8,798	9,195
Decrease (increase) in interest receivable	1,987	(850)	(1,875)
(Increase) decrease in other assets	(35,290)	2,508	138
(Decrease) increase in interest payable	(4,887)	3,903	558
Increase (decrease) in other liabilities	17,885	(2,911)	2,251
Net Cash Provided by Operating Activities	19,821	39,923	45,095

Cash Flows from Investing Activities:
Purchases of:
Investment securities available for sale	(487,898)	(125,900)	(189,255)
Investment securities held to maturity	-	(55,247)	(122,512)
Proceeds from:
Repayments/calls/maturities of investment securities available for sale	213,052	66,562	79,853
Repayments/calls/maturities of investment securities held to maturity	6,175	67,704	92,437
Sale of investment securities available for sale	164,299	75,401	254,606
Sale of investment securities held to maturity	-	-	211
Purchase of loans	(73,262)	(166,811)	(54,590)
Net decrease (increase) in loans receivable	264,109	(75)	(87,831)
Purchase of interest rate caps	(1,476)	-	-
Proceeds from sale of other real estate owned	-	714	2,492
Additions to premises and equipment	(5,960)	(6,137)	(8,268)
Proceeds from cash settlement of premises and equipment	395	108	-
Purchase of FHLB stock	(4,500)	(10,215)	(7,646)
Redemption of FHLB stock	10,036	5,029	8,957
Net cash acquired in acquisition	-	-	30,099
Net Cash Provided by (Used in) Investing Activities	$84,970	$(148,867)	$(1,447)

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Years Ended June 30,
	2020	2019	2018
Cash Flows from Financing Activities:
Net increase in deposits	$283,726	$76,081	$194,174
Repayment of term FHLB advances	(3,508,146)	(3,141,114)	(2,520,334)
Proceeds from term FHLB advances	3,390,000	3,252,000	2,500,000
Net (decrease) increase in other short-term borrowings	(33,035)	10,270	(2,030)
Net decrease in advance payments by borrowers for taxes	(318)	(1,201)	(400)
Repurchase and cancellation of common stock of Kearny Financial Corp.	(69,782)	(141,708)	(142,602)
Cancellation of shares repurchased on vesting to pay taxes	(1,083)	(989)	(1,370)
Exercise of stock options	-	423	102
Dividends paid	(24,121)	(34,747)	(20,561)
Net Cash Provided by Financing Activities	37,241	19,015	6,979
Net increase (decrease) in Cash and Cash Equivalents	142,032	(89,929)	50,627
Cash and Cash Equivalents - Beginning	38,935	128,864	78,237
Cash and Cash Equivalents - Ending	$180,967	$38,935	$128,864

Supplemental Disclosures of Cash Flows Information:
Cash paid during the year for:
Income taxes, net of refunds	$11,812	$6,698	$9,333
Interest	$88,740	$78,117	$49,581

Non-cash investing and financing activities:
Acquisition of other real estate owned in settlement of loans	$206	$-	$1,463
Fair value of assets acquired, net of cash and cash equivalents acquired	$-	$-	$1,607,496
Fair value of liabilities assumed	$-	$-	$1,375,859

In conjunction with the adoption of ASU 2019-04, as detailed in Note 2 to the unaudited consolidated financial statements, the following qualifying held to maturity securities were transferred to available for sale:

Debt securities transferred from held to maturity to available for sale	$537,732	$-	$-

In conjunction with the adoption of ASU 2016-02, as detailed in Note 2 to the unaudited consolidated financial statements, the following assets and liabilities were recognized:
Operating lease right-of-use assets	$17,243	$-	$-
Operating lease liabilities	$17,758	$-	$-

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

At June 30, 2020, the Bank had two wholly owned subsidiaries: CJB Investment Corp. and KFS Insurances Services, Inc. CJB Investment Corp was organized under New Jersey law as a New Jersey Investment Company and remained active through the three-year period ended June 30, 2020.  KFS Insurance Services, Inc. was formed for the primary purpose of acquiring insurance agencies.  KFS Insurance Services Inc. was considered inactive during the three-year period ended June 30, 2020.

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

Securities

The Company classifies its investment securities as either available for sale or held to maturity.  The Company does not use or maintain a trading account.  Investment securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost.  Investment securities not classified as held to maturity are classified as available for sale and reported at fair value, with unrealized holding gains or losses, net of deferred income taxes, reported in the accumulated other comprehensive income (“OCI”) component of stockholders’ equity.

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

Valuation allowances established through the second tier of the loss measurement process utilize historical and environmental loss factors to collectively estimate the level of probable losses within defined segments of the Company’s loan portfolio.  These segments aggregate homogeneous subsets of loans with similar risk characteristics based upon loan type.  For allowance for loan loss calculation and reporting purposes, the Company currently stratifies its loan portfolio into seven primary categories: multi-family mortgage loans, non-residential mortgage loans, commercial business loans, construction loans, one- to four-family residential mortgage loans, home equity loans, and other consumer loans.

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

In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19.  The interagency statement was effective immediately and impacted accounting for loan modifications.  The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs.  Provisions of the CARES Act largely mirrored the provisions of the interagency statement, providing that modified loans were not to be considered TDRs if they were performing at December 31, 2019 and other consideration set forth in the interagency statements were met.  Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented or at December 31, 2019.

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets principally represent the excess cost over the fair value of the net assets of the institutions acquired in purchase transactions.  Goodwill is evaluated annually and an impairment loss recorded if indicated.  The impairment test is performed in two phases.  The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional impairment evaluation must be performed.  That additional evaluation compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.  An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.  No impairment charges were required to be recorded in the years ended June 30, 2020, 2019 or 2018.  If an impairment loss is determined to exist in the future, such loss will be reflected as an expense in the consolidated statements of income in the period in which the impairment loss is determined.  The balance of other intangible assets at June 30, 2020 and 2019 totaled $4.0 million and $5.2 million, respectively, representing the remaining unamortized balance of the core deposit intangibles ascribed to the value of deposits acquired by the Bank through the acquisition of Central Jersey Bancorp in November 2010, Atlas Bank in June 2014 and Clifton Bancorp Inc. in April 2018.

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

Income Taxes

The Company and its subsidiaries file consolidated federal income tax returns.  Federal income taxes are allocated to each entity based on their respective contributions to the taxable income of the consolidated income tax returns.  Separate state income tax returns are filed for the Company and its subsidiaries on either a consolidated or unconsolidated basis as required by the jurisdiction.  The federal income tax rate of 21% was applicable for the years ended June 30, 2020 and June 30, 2019.  For the year ended June 30, 2018, the federal income tax rate applicable to the Company was 28% which reflected the transitional effect of a reduction in the Company’s federal income tax rate from 35%, applicable to the year ended June 30, 2017, to 21%, applicable to the year ended June 30, 2019.

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

The Company identified no significant income tax uncertainties through the evaluation of its income tax positions as of June 30, 2020 and 2019.  Therefore, the Company has no unrecognized income tax benefits as of those dates.  Our policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the consolidated statements of income. The Company recognized no interest and penalties during the years ended June 30, 2020, 2019 and 2020.  The tax years subject to examination by the taxing authorities are the years ended June 30, 2019, 2018 and 2017.

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

The Company’s interest rate derivatives are comprised of interest rate swaps and caps hedging floating-rate and forecasted issuances of fixed-rate liabilities and accounted for as cash flow hedges.  The carrying value of interest rate derivatives is included in the balance of other assets or other liabilities and comprises the remaining unamortized cost of interest rate caps and the cumulative changes in the fair value of interest rate derivatives.  Such changes in fair value are offset against accumulated other comprehensive income, net of deferred income tax.

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

Net Income per Common Share (“EPS”)

Basic EPS is based on the weighted average number of common shares actually outstanding adjusted for the Employee Stock Ownership Plan (the “ESOP”) shares not yet committed to be released.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable or which could be converted into common stock, if dilutive, using the treasury stock method.  Shares issued and reacquired during any period are weighted for the portion of the period they were outstanding.

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 19. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

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

Note 2 – Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The ASU requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model, referred to as the current expected credit loss (“CECL”) model. The amendments in this update replace the incurred loss impairment methodology in current GAAP. Under the CECL model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. In addition, an allowance will be established for loans that have been acquired in a business combination that currently do not have an allowance.  As of June 30, 2020, approximately $923.9 million of acquired loans do not have an allowance.

The amendments in this update are effective for public business entities in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of July 1, 2020 (i.e. modified retrospective approach), consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. The Company’s implementation efforts are continuing to focus on the completion of model validation, developing new disclosures, establishing formal policies and procedures and other governance and control documentation, as appropriate. Based on the Company’s loan portfolio balances, including the level of acquired loans and forecasted economic conditions as of July 1, 2020 management believes the adoption of CECL will result in a material increase to the allowance for credit losses.  However, the final amount of the increase will be based on continued model validation, testing and adjusting model methodologies and refining our judgements used to calculate the estimate.  The Company believes that regulatory capital adequacy requirements to which the Company and Bank are subject to will not be materially impacted following adoption on July 1, 2020.  Upon adoption, the impact to the allowance for credit losses, currently allowance for loan and lease losses, will have an offsetting impact on retained earnings, and be net of tax.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2 – Recent Accounting Pronouncements (continued)

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies subsequent measurement of goodwill by eliminating Step 2 of the impairment test while retaining the option to perform the qualitative assessment for a reporting unit to determine whether the quantitative impairment test is necessary. The ASU also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. For public entities, ASU 2017-04 is effective for fiscal years beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill impairment testing dates beginning after January 1, 2017. The Company adopted ASU 2017-04 on July 1, 2020 and its adoption is not expected to have significant impact on the Company’s audited consolidated financial statements.

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

Adoption of New Accounting Standards

Effective July 1, 2019, the Company implemented ASU No. 2016-02, “Leases (Topic 842)” (modified by ASU 2018-01 – Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842) and ASU 2018-20 – Leases (Topic 842) Narrow – Scope Improvements for Lessors).  ASU 2016-02 requires the recognition of a right of use asset and related lease liability by lessees for leases classified as operating leases under current GAAP.  Topic 842, which replaces the current guidance under Topic 840, retains a distinction between finance leases and operating leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee also will not significantly change from current GAAP.  For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize right of use assets and lease liabilities.  Effective with the adoption on July 1, 2019, the Company recognized a “right-of-use-asset” and a “lease liability” for its operating leases and has elected to apply practical expedients pertaining to the ASU.  The Company applied a modified retrospective transition approach for the applicable leases.  ASU 2016-02 provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at the beginning of either the earliest period presented or as of the beginning of the period of adoption. The Company elected to account for lease and non-lease components separately because such amounts are readily determinable under our lease contracts rather than elect the practical expedient to account for the components as a single lease component.  The Company elected to apply ASU 2016-02 as of the beginning of the period of adoption (July 1, 2019) and did not restate comparative periods. Upon adoption of ASU 2016-02, the Company recorded a right-of-use asset of approximately $17.2 million and a lease liability of approximately $17.8 million.

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

The following table presents selected pro forma financial information reflecting the Clifton merger assuming it was completed as of July 1, 2016. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the Clifton merger actually been completed at the beginning of the period presented, nor does it indicate future results for any other interim or full year period. Pro forma basic and diluted EPS were calculated using the Company’s actual weighted average shares outstanding for the period presented, plus the incremental shares issued, assuming the Clifton merger occurred at the beginning of the period presented. The unaudited pro forma information is based on the actual financial statements of the Company for the period presented, and on the actual financial statements of Clifton for the years ended March 31, 2018 until the date of the Clifton merger, at which time Clifton’s results of operations were included in the Company’s financial statements.

The unaudited supplemental pro forma information for year ended June 30, 2018 set forth below reflects adjustments related to (a) purchase accounting fair value adjustments; (b) amortization of core deposit and other intangibles; and (c) adjustments to interest income and expense due to amortization of premiums and accretion of discounts. Direct merger-related expenses incurred in the year ended June 30, 2018 are assumed to have occurred prior to July 1, 2018. Furthermore, the unaudited supplemental pro forma information does not reflect management’s estimate of any revenue enhancement opportunities or anticipated potential cost savings for periods that include data as of April 2, 2018 or earlier.

Unaudited Supplemental
Pro Forma Information
Year Ended June 30, 2018

Net interest income	$169,094
Non-interest income	15,683
Non-interest expense	113,816
Net income available to common stockholders	40,216
Pro forma earnings per common share from continuing operations:
Basic	$0.37
Diluted	$0.37

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 - Securities Available for Sale

The amortized cost, gross unrealized gains and losses and fair value of debt securities and mortgage-backed securities at June 30, 2020 and 2019 and stratification by contractual maturity of debt securities at June 30, 2020 are presented below as of the dates indicated.  As of July 1, 2019, the Company adopted ASU 2019-04 and reclassified $537.7 million of securities held to maturity to securities available for sale.  See Note 2, Recent Accounting Pronouncements, for further details regarding the adoption of ASU 2019-04.

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Investment securities available for sale:
Debt securities:
Obligations of state and political subdivisions	$52,843	$1,211	$-	$54,054
Asset-backed securities	177,413	-	4,966	172,447
Collateralized loan obligations	198,619	-	4,831	193,788
Corporate bonds	142,942	1,267	570	143,639
Trust preferred securities	2,967	-	340	2,627
Total debt securities	574,784	2,478	10,707	566,555

Mortgage-backed securities:
Collateralized mortgage obligations (1)	30,043	860	-	30,903
Residential pass-through securities (1)	543,819	18,135	-	561,954
Commercial pass-through securities (1)	214,575	11,716	-	226,291
Total mortgage-backed securities	788,437	30,711	-	819,148

Total securities available for sale	$1,363,221	$33,189	$10,707	$1,385,703

(1)	Government-sponsored enterprises.

	June 30, 2020
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities available for sale:
Due in one year or less	$5,424	$5,429
Due after one year through five years	84,722	84,676
Due after five years through ten years	197,429	197,247
Due after ten years	287,209	279,203
Total	$574,784	$566,555

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 - Securities Available for Sale (continued)

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available for sale:
Debt securities:
U.S. agency securities	$3,642	$40	$4	$3,678
Obligations of state and political subdivisions	26,628	323	-	26,951
Asset-backed securities	178,168	1,465	320	179,313
Collateralized loan obligations	209,453	254	1,096	208,611
Corporate bonds	122,929	121	1,026	122,024
Trust preferred securities	3,967	-	211	3,756
Total debt securities	544,787	2,203	2,657	544,333

Mortgage-backed securities:
Collateralized mortgage obligations (1)	21,469	70	149	21,390
Residential pass-through securities (1)	44,611	156	464	44,303
Commercial pass-through securities (1)	101,421	2,816	-	104,237
Total mortgage-backed securities	167,501	3,042	613	169,930

Total securities available for sale	$712,288	$5,245	$3,270	$714,263

(1)	Government-sponsored enterprises.

Sales of securities available for sale were as follows for the periods presented below:

	June 30,	June 30,	June 30,
	2020	2019	2018
	(In Thousands)
Available for sale securities sold:
Proceeds from sales of securities	$164,299	$75,401	$254,606

Gross realized gains	$2,363	$190	$-
Gross realized losses	(145)	(513)	(31)
Net gain (loss) on sales of securities	$2,218	$(323)	$(31)

Calls of securities available for sale resulted in gross gains of $32,000 during the year ended June 30, 2020.  During the year ended June 30, 2019 there were no gains or losses recorded on calls of securities available for sale.  During the year ended June 30, 2018 calls of securities available for sale resulted in gross gains of $47,000.

Securities available for sale pledged for borrowings at the FHLB and other institutions, and securities pledged for public funds and other purposes, were as follows for the periods presented below:

	June 30,	June 30,
	2020	2019
	(In Thousands)
Available for sale securities pledged:
Pledged for borrowings at the FHLB of New York	$155,288	$24,099
Pledged to secure public funds on deposit	19,944	-
Pledged for potential borrowings at the Federal Reserve Bank of New York	333,926	43,623
Pledged as collateral for depositor sweep accounts	7,830	1,322
Total available for sale securities pledged	$516,988	$69,044

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 – Securities Held to Maturity

The amortized cost, gross unrecognized gains and losses and fair value of debt securities and mortgage-backed securities at June 30, 2020 and 2019 and stratification by contractual maturity of debt securities at June 30, 2020 are presented below as of the dates indicated.  As of July 1, 2019, the Company adopted ASU 2019-04 and reclassified $537.7 million of securities held to maturity to securities available for sale.  See Note 2, Recent Accounting Pronouncements, for further details regarding the adoption of ASU 2019-04.

	June 30, 2020
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Investment securities held to maturity:
Debt securities:
Obligations of state and political subdivisions	$32,556	$1,513	$-	$34,069
Total debt securities	32,556	1,513	-	34,069

Total securities held to maturity	$32,556	$1,513	$-	$34,069

	June 30, 2020
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities held to maturity:
Due in one year or less	$6,618	$6,655
Due after one year through five years	18,529	19,337
Due after five years through ten years	7,409	8,077
Total	$32,556	$34,069

	June 30, 2019
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Securities held to maturity:
Debt securities:
Obligations of state and political subdivisions	$104,086	$1,787	$16	$105,857
Corporate bonds	63,086	914	-	64,000
Total debt securities	167,172	2,701	16	169,857

Mortgage-backed securities:
Collateralized mortgage obligations (1)	46,370	568	168	46,770
Residential pass-through securities (1)	166,283	1,961	518	167,726
Commercial pass-through securities (1)	196,816	3,504	6	200,314
Non-agency securities	11	-	-	11
Total mortgage-backed securities	409,480	6,033	692	414,821

Total securities held to maturity	$576,652	$8,734	$708	$584,678

(1)	Government-sponsored enterprises.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 – Securities Held to Maturity (continued)

Sales of securities held to maturity were as follows for the periods presented below:

	June 30,	June 30,	June 30,
	2020	2019	2018
	(In Thousands)
Held to maturity securities sold: (1) (2)
Proceeds from sales of securities	$-	$-	$211

Gross realized gains	$-	$-	$-
Gross realized losses	-	-	(8)
Net (loss) gain on sales of securities	$-	$-	$(8)

(1)	During the years ended June 30, 2020 and June 30, 2019, there were no sales of securities held to maturity.
(2)	During the year ended June 30, 2018, the securities sold were limited to those securities where there was evidence of a deterioration of creditworthiness.

During the years ended June 30, 2020, 2019 and 2018, there were no gains or losses recorded on calls of securities held to maturity.

Securities held to maturity pledged for borrowings at the FHLB and other institutions, and securities pledged for public funds and other purposes, were as follows for the periods presented below:

	June 30,	June 30,
	2020	2019
	(In Thousands)
Held to maturity securities pledged:
Pledged for borrowings at the FHLB of New York	$-	$136,696
Pledged to secure public funds on deposit	-	7,023
Pledged for potential borrowings at the Federal Reserve Bank of New York	32,556	103,419
Pledged as collateral for depositor sweep accounts	-	12,884
Total held to maturity securities pledged	$32,556	$260,022

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 6 – Impairment of Securities

The following two tables summarize the fair values and gross unrealized and unrecognized losses within the available for sale and held to maturity portfolios at June 30, 2020 and June 30, 2019.  The gross unrealized and unrecognized losses, presented by security type, represent temporary impairments of value within each portfolio as of the dates presented.

The tables are followed by a discussion that summarizes the Company’s rationale for recognizing certain impairments as temporary versus those, if any, are identified as other-than-temporary.  Such rationale is presented by investment type and generally applies consistently to both the available for sale and held to maturity portfolios, except where specifically noted.

	June 30, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale:
Asset-backed securities	$146,494	$3,962	$25,954	$1,004	16	$172,448	$4,966
Collateralized loan obligations	71,282	1,245	122,506	3,586	19	193,788	4,831
Corporate bonds	24,764	236	39,651	334	8	64,415	570
Trust preferred securities	-	-	2,626	340	2	2,626	340

Total	$242,540	$5,443	$190,737	$5,264	45	$433,277	$10,707

	June 30, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale:
U.S. agency securities	$-	$-	$1,122	$4	5	$1,122	$4
Asset-backed securities	40,211	262	4,934	58	4	45,145	320
Collateralized loan obligations	44,061	75	115,914	1,021	15	159,975	1,096
Corporate bonds	47,486	509	44,462	517	11	91,948	1,026
Trust preferred securities	-	-	2,756	211	2	2,756	211
Collateralized mortgage obligations	-	-	16,369	149	4	16,369	149
Residential pass-through securities	-	-	33,519	464	6	33,519	464

Total	$131,758	$846	$219,076	$2,424	47	$350,834	$3,270

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 6 – Impairment of Securities (continued)

At June 30, 2020, there were no held to maturity securities with unrecognized losses.

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

In light of the factors noted above, the Company does not consider its balance of securities with unrealized losses at June 30, 2020 and June 30, 2019, to be other-than-temporarily impaired as of those dates.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 – Loans Receivable

The following table sets forth the composition of the Company’s loan portfolio at June 30, 2020 and June 30, 2019:

	June 30,	June 30,
	2020	2019
	(In Thousands)
Commercial loans:
Multi-family	$2,059,568	$1,946,391
Nonresidential	960,853	1,258,869
Commercial business (1)	138,788	65,763
Construction	20,961	13,907
Total commercial loans	3,180,170	3,284,930

One- to four-family residential mortgage loans	1,273,022	1,344,044

Consumer loans:
Home equity loans and lines of credit	82,920	96,165
Other consumer loans	3,991	5,814
Total consumer loans	86,911	101,979

Total loans	4,540,103	4,730,953

Unaccreted yield adjustments	(41,706)	(52,025)

Total loans receivable, net of yield adjustments	$4,498,397	$4,678,928

(1)	Includes Payroll Protection Program (“PPP”) loans of $69.0 million as of June 30, 2020.

The Bank has granted loans to officers and directors of the Company and its subsidiaries and to their associates. As of June 30, 2020 and 2019 such loans totaled approximately $2.4 million and $3.6 million, respectively.  During the year ended June 30, 2020 the Bank granted two new loans to related parties totaling $1.0 million.  During the year ended June 30, 2019 the Bank granted one new loan to related parties totaling $453,000.

Note 8 – Loan Quality and the Allowance for Loan Losses

Residential Mortgage Loans in Foreclosure

We may obtain physical possession of one- to four-family real estate collateralizing a residential mortgage loan via foreclosure or through an in-substance repossession. As of June 30, 2020, we held one single-family properties in other real estate owned with aggregate carrying values of $178,000 that were acquired through foreclosures on residential mortgage loans.  As of that same date, we held nine residential mortgage loans with aggregate carrying values totaling $1.9 million which were in the process of foreclosure.

As of June 30, 2019, we held no single-family properties that were acquired through foreclosures on residential mortgage loans.  As of that same date, we held 11 residential mortgage loans with aggregate carrying values totaling $2.1 million which were in the process of foreclosure.

The states of  New Jersey and New York have issued executive orders which declared moratoriums on removing individuals from a residential property as a result of an eviction or foreclosure proceeding. The New Jersey order will be in effect for at least 60 days and the New York order will be in effect until at least September 4, 2020.  In response to these orders, on March 28, 2020, the Company temporarily suspended residential property foreclosure sales and evictions.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8 – Loan Quality and the Allowance for Loan Losses (continued)

The following tables present the balance of the allowance for loan losses at June 30, 2020 and 2019 based upon the calculation methodology described in Note 1.  The tables identify the valuation allowances attributable to specifically identified impairments on individually evaluated loans, including those acquired with deteriorated credit quality, as well as valuation allowances for impairments on loans evaluated collectively.  The tables include the underlying balance of loans receivable applicable to each category as of those dates as well as the activity in the allowance for loan losses for the years ended June 30, 2020, 2019 and 2018.  Unless otherwise noted, the balance of loans reported in the tables below excludes yield adjustments and the allowance for loan loss.

Allowance for Loan Losses
At June 30, 2020

	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of allowance for loan losses:
Loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Loans individually evaluated for impairment	-	41	47	-	1	-	-	89
Loans collectively evaluated for impairment	20,916	8,722	1,879	236	4,859	568	58	37,238

Total allowance for loan losses	$20,916	$8,763	$1,926	$236	$4,860	$568	$58	$37,327

Balance of Loans Receivable
At June 30, 2020

	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of loans receivable:

Loans acquired with deteriorated credit quality	$-	$-	$222	$-	$77	$-	$-	$299
Loans individually evaluated for impairment	2,962	24,048	5,567	-	10,689	1,557	-	44,823
Loans collectively evaluated for impairment	2,056,606	936,805	132,999	20,961	1,262,256	81,363	3,991	4,494,981

Total loans	$2,059,568	$960,853	$138,788	$20,961	$1,273,022	$82,920	$3,991	$4,540,103
Unaccreted yield adjustments								(41,706)
Loans receivable, net of yield adjustments								$4,498,397

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8 – Loan Quality and the Allowance for Loan Losses (continued)

Allowance for Loan Losses
At June 30, 2019

	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of allowance for loan losses:

Loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Loans individually evaluated for impairment	-	-	-	-	31	-	-	31
Loans collectively evaluated for impairment	16,959	9,672	2,467	136	3,346	491	172	33,243

Total allowance for loan losses	$16,959	$9,672	$2,467	$136	$3,377	$491	$172	$33,274

Balance of Loans Receivable
At June 30, 2019

	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of loans receivable:

Loans acquired with deteriorated credit quality	$-	$-	$242	$-	$84	$-	$-	326
Loans individually evaluated for impairment	70	8,900	1,213	-	12,545	1,531	-	24,259
Loans collectively evaluated for impairment	1,946,321	1,249,969	64,308	13,907	1,331,415	94,634	5,814	4,706,368

Total loans	$1,946,391	$1,258,869	$65,763	$13,907	$1,344,044	$96,165	$5,814	$4,730,953
Unaccreted yield adjustments								(52,025)
Loans receivable, net of yield adjustments								$4,678,928

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8 – Loan Quality and the Allowance for Loan Losses (continued)

Allowance for Loan Losses
Year Ended June 30, 2020

	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the year ended June 30, 2020:

At June 30, 2019:	$16,959	$9,672	$2,467	$136	$3,377	$491	$172	$33,274

Total charge offs	-	-	(50)	-	-	-	(139)	(189)
Total recoveries	-	10	2	-	-	-	33	45
Total provisions	3,957	(919)	(493)	100	1,483	77	(8)	4,197

Total allowance for loan losses	$20,916	$8,763	$1,926	$236	$4,860	$568	$58	$37,327

Allowance for Loan Losses
Year Ended June 30, 2019

	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the year ended June 30, 2019:

At June 30, 2018:	$14,946	$9,787	$2,552	$258	$2,479	$430	$413	$30,865

Total charge offs	-	(54)	(861)	-	(83)	-	(285)	(1,283)
Total recoveries	-	6	47	-	-	-	83	136
Total provisions	2,013	(67)	729	(122)	981	61	(39)	3,556

Total allowance for loan losses	$16,959	$9,672	$2,467	$136	$3,377	$491	$172	$33,274

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8 – Loan Quality and the Allowance for Loan Losses (continued)

Allowance for Loan Losses
Year Ended June 30, 2018

	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the year ended June 30, 2018:

At June 30, 2017:	$13,941	$9,939	$1,709	$35	$2,384	$501	$777	$29,286

Total charge offs	-	(45)	(145)	-	(521)	(18)	(829)	(1,558)
Total recoveries	-	-	90	-	172	65	104	431
Total provisions	1,005	(107)	898	223	444	(118)	361	2,706

Total allowance for loan losses	$14,946	$9,787	$2,552	$258	$2,479	$430	$413	$30,865

The following tables present key indicators of credit quality regarding the Company’s loan portfolio based upon loan classification and contractual payment status at June 30, 2020 and 2019:

Credit-Rating Classification of Loans Receivable
At June 30, 2020

	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Pass	$2,055,520	$932,202	$132,818	$20,961	$1,258,246	$81,120	$3,979	$4,484,846

Special Mention	1,086	4,373	2,585	-	981	157	5	9,187
Substandard	2,962	24,278	3,385	-	13,795	1,643	6	46,069
Doubtful	-	-	-	-	-	-	1	1

Total loans	$2,059,568	$960,853	$138,788	$20,961	$1,273,022	$82,920	$3,991	$4,540,103

Credit-Rating Classification of Loans Receivable
At June 30, 2019

	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Pass	$1,945,205	$1,249,438	$59,768	$13,907	$1,328,811	$94,544	$5,776	$4,697,449

Special Mention	1,116	-	3,894	-	629	28	14	5,681
Substandard	70	9,431	2,101	-	14,604	1,593	23	27,822
Doubtful	-	-	-	-	-	-	1	1

Total loans	$1,946,391	$1,258,869	$65,763	$13,907	$1,344,044	$96,165	$5,814	$4,730,953

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8 – Loan Quality and the Allowance for Loan Losses (continued)

Contractual Payment Status of Loans Receivable
At June 30, 2020

	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Current	$2,059,568	$941,714	$138,439	$20,961	$1,264,267	$82,358	$3,981	$4,511,288
Past due:
30-59 days	-	-	-	-	3,211	169	-	3,380
60-89 days	-	14,478	-	-	1,038	13	5	15,534
90 days and over	-	4,661	349	-	4,506	380	5	9,901
Total past due	-	19,139	349	-	8,755	562	10	28,815

Total loans	$2,059,568	$960,853	$138,788	$20,961	$1,273,022	$82,920	$3,991	$4,540,103

Contractual Payment Status of Loans Receivable
At June 30, 2019

	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Current	$1,946,391	$1,256,892	$65,668	$13,907	$1,338,347	$95,793	$5,754	$4,722,752
Past due:
30-59 days	-	-	95	-	1,680	197	25	1,997
60-89 days	-	-	-	-	473	36	13	522
90 days and over	-	1,977	-	-	3,544	139	22	5,682
Total past due	-	1,977	95	-	5,697	372	60	8,201

Total loans	$1,946,391	$1,258,869	$65,763	$13,907	$1,344,044	$96,165	$5,814	$4,730,953

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8 – Loan Quality and the Allowance for Loan Losses (continued)

The following tables present information relating to the Company’s nonperforming and impaired loans at June 30, 2020 and 2019.  Loans reported as 90 days and over past due and accruing in the table immediately below are also reported in the preceding contractual payment status table under the heading 90 days and over past due.

Performance Status of Loans Receivable
At June 30, 2020

	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Performing	$2,056,606	$936,917	$138,196	$20,961	$1,264,663	$82,078	$3,986	$4,503,407
Nonperforming:
90 days and over past due accruing	-	-	-	-	-	-	5	5
Nonaccrual	2,962	23,936	592	-	8,359	842	-	36,691
Total nonperforming	2,962	23,936	592	-	8,359	842	5	36,696

Total loans	$2,059,568	$960,853	$138,788	$20,961	$1,273,022	$82,920	$3,991	$4,540,103

Performance Status of Loans Receivable
At June 30, 2019

	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Performing	$1,946,321	$1,249,969	$65,294	$13,907	$1,334,101	$95,299	$5,792	$4,710,683
Nonperforming:
90 days and over past due accruing	-	-	-	-	-	-	22	22
Nonaccrual	70	8,900	469	-	9,943	866	-	20,248
Total nonperforming	70	8,900	469	-	9,943	866	22	20,270

Total loans	$1,946,391	$1,258,869	$65,763	$13,907	$1,344,044	$96,165	$5,814	$4,730,953

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8 – Loan Quality and the Allowance for Loan Losses (continued)

Impairment Status of Loans Receivable
At or Year Ended June 30, 2020

	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Carrying value of impaired loans:

Non-impaired loans	$2,056,606	$936,805	$132,999	$20,961	$1,262,256	$81,363	$3,991	$4,494,981
Impaired loans:
Impaired loans with no allowance for impairment	2,962	22,516	5,622		10,659	1,557	-	43,316
Impaired loans with allowance for impairment:
Recorded investment	-	1,532	167	-	107	-	-	1,806
Allowance for impairment	-	(41)	(47)	-	(1)	-	-	(89)
Balance of impaired loans net of allowance for impairment	-	1,491	120	-	106	-	-	1,717
Total impaired loans, excluding allowance for impairment:	2,962	24,048	5,789	-	10,766	1,557	-	45,122

Total loans	$2,059,568	$960,853	$138,788	$20,961	$1,273,022	$82,920	$3,991	$4,540,103

Unpaid principal balance of impaired loans:
Total impaired loans	$3,544	$25,898	$8,778	$73	$12,908	$1,950	$-	$53,151

For the year ended June 30, 2020:
Average balance of impaired loans	$2,334	$13,450	$3,934	$-	$10,761	$1,568	$-	$32,047
Interest earned on impaired loans	$28	$2	$273	$-	$122	$34	$-	$459

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8 – Loan Quality and the Allowance for Loan Losses (continued)

Impairment Status of Loans Receivable
At June 30, 2019

	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Carrying value of impaired loans:

Non-impaired loans	$1,946,321	$1,249,969	$64,308	$13,907	$1,331,415	$94,634	$5,814	$4,706,368
Impaired loans:
Impaired loans with no allowance for impairment	70	8,900	1,455	-	12,266	1,531	-	24,222
Impaired loans with allowance for impairment:
Recorded investment	-	-	-	-	363	-	-	363
Allowance for impairment	-	-	-	-	(31)	-	-	(31)
Balance of impaired loans net of allowance for impairment	-	-	-	-	332	-	-	332
Total impaired loans, excluding allowance for impairment:	70	8,900	1,455	-	12,629	1,531	-	24,585

Total loans	$1,946,391	$1,258,869	$65,763	$13,907	$1,344,044	$96,165	$5,814	$4,730,953

Unpaid principal balance of impaired loans:
Total impaired loans	$779	$10,200	$3,987	$73	$14,985	$1,924	$-	$31,948

For the year ended June 30, 2019:
Average balance of impaired loans	$91	$8,242	$2,212	$-	$12,883	$1,547	$-	$24,975
Interest earned on impaired loans	$-	$-	$67	$-	$129	$34	$-	$230

Impairment Status of Loans Receivable
Year Ended June 30, 2018

	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
For the year ended June 30, 2018:
Average balance of impaired loans	$136	$6,484	$2,690	$106	$9,465	$1,667	$-	$20,548
Interest earned on impaired loans	$-	$5	$44	$-	$131	$32	$-	$212

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8 – Loan Quality and the Allowance for Loan Losses (continued)

The following tables present information regarding the restructuring of the Company’s troubled debts during the years ended June 30, 2020, June 30, 2019 and June 30, 2018 and any defaults of TDRs during that year that were restructured within 12 months of the date of default:

Troubled Debt Restructurings of Loans Receivable
Year Ended June 30, 2020

	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(Dollars in Thousands)
Troubled debt restructuring activity for the year ended June 30, 2020:

Number of loans	1	1	5	-	5	1	-	13
Pre-modification outstanding recorded investment	$3,062	$521	$4,349	$-	$1,285	$82	$-	$9,299
Post-modification outstanding recorded investment	2,996	517	4,415	-	1,220	81	-	9,229
Reserves included in and charge offs against the allowance for loan loss recognized at modification	-	-	15	-	1	-	-	16
	-				.
Troubled debt restructuring defaults for the year ended June 30, 2020:

Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

Troubled Debt Restructurings of Loans Receivable
Year Ended June 30, 2019

	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(Dollars in Thousands)
Troubled debt restructuring activity for the year ended June 30, 2019:

Number of loans	-	2	6	-	8	1	-	17
Pre-modification outstanding recorded investment	$-	$3,329	$1,468	$-	$1,523	$109	$-	$6,429
Post-modification outstanding recorded investment	-	3,329	1,488	-	1,576	123	-	6,516
Reserves included in and charge offs against the allowance for loan loss recognized at modification	-	2	-	-	2	-	-	4

Troubled debt restructuring defaults for the year ended June 30, 2019:

Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8 – Loan Quality and the Allowance for Loan Losses (continued)

Troubled Debt Restructurings of Loans Receivable
Year Ended June 30, 2018

	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(Dollars in Thousands)
Troubled debt restructuring activity for the year ended June 30, 2018:

Number of loans	-	2	-	-	6	2	-	10
Pre-modification outstanding recorded investment	$-	$315	$-	$-	$1,635	$90	$-	$2,040
Post-modification outstanding recorded investment	-	330	-	-	1,981	88	-	2,399
Reserves included in and charge offs against the allowance for loan loss recognized at modification	-	7	-	-	145	2	-	154

Troubled debt restructuring defaults for the year ended June 30, 2018:

Number of loans	-	-	-	-	-	-	-	-
Outstanding recorded investment	$-	$-	$-	$-	$-	$-	$-	$-

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8 – Loan Quality and the Allowance for Loan Losses (continued)

In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19.  The interagency statement was effective immediately and impacted accounting for loan modifications.  The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs.  This includes short-term (e.g., three to six months), modifications such as payment deferrals, fee waivers, extension of repayment terms, or other delays in payment that are insignificant.  Provisions of the CARES Act largely mirrored the provisions of the interagency statement, providing that modified loans were not to be considered TDRs if they were performing at December 31, 2019 and other consideration set forth in the interagency statements were met.  Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented or at December 31, 2019.  Through June 30, 2020, the Company had modified a total of 711 non-TDR loans with an aggregate principal balance of $781.3 million.

The following table sets forth the composition of these loans by loan segments as of June 30, 2020:

	June 30, 2020
	# of Loans	Balance
		(In Thousands)
Commercial loans:
Multi-family mortgage loans	136	$387,744
Nonresidential mortgage	131	237,384
Commercial business	54	10,450
Construction	1	796
Total commercial loans	322	636,374

Residential mortgage	345	141,890

Consumer loans:
Home equity loans	44	3,014

Total loans	711	$781,278

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 – Leases

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

As of June 30, 2020, the weighted average remaining lease term for operating leases was 8.41 years and the weighted average discount rate used in the measurement of operating lease liabilities was 2.49%.

The Company has elected to account for lease and non-lease components separately since such amounts are readily determinable under the Company’s lease contracts.  Total operating lease costs for the year ended June 30, 2020 was $4.0 million. Net rent expense for years ended June 30, 2019 and June 30, 2018 prior to the adoption of ASU 2016-02 was $3.2 million and $2.3 million, respectively.

There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the year ended June 30 2020.  At June 30, 2020, the Company had no leases that had not yet commenced.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability at June 30, 2020 is as follows:

June 30,
2020
(In Thousands)
Less than one year	$3,212
After one year but within two years	3,004
After two years but within three years	2,405
After three years but within four years	1,739
After four years but within five years	1,509
Greater than five years	7,373
Total undiscounted cash flows	19,242
Less: discount on cash flows	(2,115)
Total lease liability	$17,127

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10 – Premises and Equipment

	June 30,
	2020	2019
	(In Thousands)
Land	$12,376	$13,118
Buildings and improvements	46,219	46,802
Leasehold improvements	10,234	7,852
Furnishings and equipment	24,719	22,985
Construction in progress	4,174	4,690
	97,722	95,447
Less accumulated depreciation and amortization	40,333	38,593
Total premises and equipment	$57,389	$56,854

Depreciation expense on premises and equipment for the fiscal years ended June 30, 2020, 2019 and 2018 totaled $4.6 million, $4.3 million and 3.2 million, respectively.

Note 11 – Goodwill and Other Intangible Assets

	Goodwill	Core Deposit Intangibles
	(In Thousands)
Balance at June 30, 2017	$108,591	$292
Acquisition of Clifton Bancorp Inc.	102,304	6,367
Amortization	-	(364)
Balance at June 30, 2018	210,895	6,295
Amortization	-	(1,135)
Balance at June 30, 2019	210,895	5,160
Amortization	-	(1,165)
Balance at June 30, 2020	$210,895	$3,995

Scheduled amortization of core deposit intangibles for each of the next five years and thereafter is as follows:

Year Ending June 30,	Core Deposit Intangible Amortization
(In Thousands)
2021	$885
2022	595
2023	484
2024	454
2025	428
Thereafter	1,149

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12 – Deposits

Deposits are summarized as follows:

	June 30,
	2020		2019
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars in Thousands)
Non-interest-bearing demand	$419,138	0.00%	$309,063	0.00%
Interest-bearing demand	1,264,151	0.54	843,432	0.94
Savings	906,597	0.83	790,658	0.73
Certificates of deposits	1,840,396	1.79	2,204,457	2.16
Total deposits	$4,430,282	1.07%	$4,147,610	1.48%

Brokered deposits are summarized as follows:

	June 30,
	2020		2019
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars in Thousands)
Certificates of deposits	$31,379	2.16%	$235,805	2.42%
Total brokered deposits	$31,379	2.16%	$235,805	2.42%

A summary of certificates of deposit by maturity follows:

June 30,
2020
(In Thousands)
One year or less	$1,515,042
After one year to two years	170,914
After two years to three years	84,803
After three years to four years	26,519
After four years to five years	37,129
After five years	5,989
Total certificates of deposit	$1,840,396

Certificates of deposit with balances of $250,000 or more at June 30, 2020 and 2019, totaled approximately $297.0 million and $521.8 million, respectively.  The Bank’s deposits are insurable to applicable limits by the Federal Deposit Insurance Corporation.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13 – Borrowings

Fixed-rate advances from FHLB of New York mature as follows:

	June 30, 2020		June 30, 2019
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars in Thousands)
By remaining period to maturity:
Less than one year	$865,000	0.45%	$873,400	2.49%
One to two years	27,000	2.85	64,046	1.87
Two to three years	145,000	3.04	62,700	2.46
Three to four years	22,500	2.63	155,000	3.00
Four to five years	103,500	2.68	22,500	2.63
Greater than five years	6,500	2.82	110,000	2.69
Total advances	1,169,500	1.08%	1,287,646	2.54%
Unamortized fair value adjustments	(2,071)		(4,435)
Total advances, net of fair value adjustments	$1,167,429		$1,283,211

At June 30, 2020, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $3.21 billion and $155.3 million, respectively.  At June 30, 2019, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $3.04 billion and $160.8 million, respectively.

Borrowings at June 30, 2020 and 2019 also included overnight borrowings in the form of depositor sweep accounts totaling $5.7 million and $8.8 million, respectively. Depositor sweep accounts are short term borrowings representing funds that are withdrawn from a customer’s noninterest-bearing deposit account and invested in an uninsured overnight investment account that is collateralized by specified investment securities owned by the Bank.  Borrowings at June 30, 2019 also included other overnight borrowings totaling $30.0 million, while there were no such borrowings at June 30, 2020.

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

Fair Values of Derivative Instruments on the Statement of Financial Condition

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Statement of Financial Condition as of June 30, 2020 and June 30, 2019:

	June 30, 2020
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$235	Other liabilities	$18,177
Total		$235		$18,177

	June 30, 2019
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$3,856	Other liabilities	$140
Total		$3,856		$140

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using derivatives are primarily to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps and caps as part of its interest rate risk management strategy.  These interest rate products are designated as cash flow hedges.  As of June 30, 2020, the Company had a total of 16 interest rate swaps and caps with a total notional amount of $1.32 billion hedging specific wholesale funding positions.

For derivatives designated as cash flow hedges, the gain or loss on the derivatives is recorded in other comprehensive income, net of tax, and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate wholesale funding positions.  During the year ended June 30, 2020, the Company had $1.9 million of reclassifications to interest expense.  During the next 12 months, the Company estimates that $8.1 million will be reclassified as an increase in interest expense.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14 – Derivative Instruments and Hedging Activities (continued)

The table below presents the pre-tax effects of the Company’s derivative instruments on the Consolidated Statements of Income as of June 30, 2020, June 30, 2019 and June 30, 2018:

	Year Ended June 30, 2020
	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	(In Thousands)
Derivatives in cash flow hedging relationships:
Interest rate contracts	$(21,264)	Interest expense	$1,870
Total	$(21,264)		$1,870

	Year Ended June 30, 2019
	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	(In Thousands)
Derivatives in cash flow hedging relationships:
Interest rate contracts	$(21,409)	Interest expense	$6,753
Total	$(21,409)		$6,753

	Year Ended June 30, 2018
	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	(In Thousands)
Derivatives in cash flow hedging relationships:
Interest rate contracts	$22,734	Interest expense	$(2,826)
Total	$22,734		$(2,826)

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14 – Derivative Instruments and Hedging Activities (continued)

Offsetting Derivatives

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives in the Consolidated Statement of Condition as of June 30, 2020 and June 30, 2019, respectively. The net amounts presented for derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Statement of Condition.

	June 30, 2020
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount
	(In Thousands)
Assets:
Interest rate contracts	$592	$(357)	$235	$-	$-	$235
Total	$592	$(357)	$235	$-	$-	$235

				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount
	(In Thousands)
Liabilities:
Interest rate contracts	$18,534	$(357)	$18,177	$-	$(18,177)	$-
Total	$18,534	$(357)	$18,177	$-	$(18,177)	$-

	June 30, 2019
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount
	(In Thousands)
Assets:
Interest rate contracts	$5,334	$(1,478)	$3,856	$-	$-	$3,856
Total	$5,334	$(1,478)	$3,856	$-	$-	$3,856

				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount
	(In Thousands)
Liabilities:
Interest rate contracts	$1,618	$(1,478)	$140	$-	$-	$140
Total	$1,618	$(1,478)	$140	$-	$-	$140

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14 – Derivative Instruments and Hedging Activities (continued)

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations and could be required to terminate its derivative positions with the counterparty.  The Company also has agreements with its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well-capitalized institution, then the Company could be required to terminate its derivative positions with the counterparty.  As of June 30, 2020, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to those agreements was $18.3 million.

As required under the enforceable master netting arrangement with its derivatives counterparties, at June 30, 2020 the Company posted financial collateral of $18.2 million that was not included as an offsetting amount. By comparison, at June 30, 2019, the Company received financial collateral of $5.0 million that was not included as offsetting amount.

In addition to the derivative instruments noted above, the Company’s pipeline of loans held for sale at June 30, 2020 and June 30, 2019, included $127.2 million and $46.2 million, respectively, of in-process loans whose terms included interest rate locks to borrowers that were paired with a best-efforts commitment to sell the loan to a buyer at a fixed price within a predetermined timeframe after the sale commitment is established. The Company’s pipeline of loans held for sale are considered free-standing derivative instruments whose fair values are not material to our financial condition or results of operations.

Note 15 – Benefit Plans

Components of Net Periodic Expense

The following table sets forth the aggregate net periodic benefit expense for the Bank’s Benefit Equalization Plan, Postretirement Welfare Plan, Directors’ Consultation and Retirement Plan and Atlas Bank Retirement Income Plan:

				Affected Line Item in the Consolidated
	Years Ended June 30,			Statements of Income
	2020	2019	2018
	(In Thousands)
Service cost	$78	$54	$48	Salaries and employee benefits
Interest cost	326	378	373	Miscellaneous non-interest expense
Amortization of unrecognized loss	19	43	45	Miscellaneous non-interest expense
Expected return on assets	(112)	(112)	(120)	Miscellaneous non-interest expense
Net periodic benefit cost	$311	$363	$346

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

ESOP shares pledged as collateral are initially recorded as unearned ESOP shares in the consolidated statements of financial condition.  On a monthly basis, 16,725 shares are committed to be released, compensation expense is recorded equal to the number of shares committed to be released times the monthly average market price of the shares, and the committed shares become outstanding for basic net income per common share computations.  ESOP compensation expense was approximately $2,354,000, $2,464,000 and $2,641,000 for the years ended June 30, 2020, 2019 and 2018, respectively.

At June 30, 2020 and 2019, the ESOP shares were as follows:

	June 30,
	2020	2019
	(In Thousands)
Allocated shares	1,924	1,862
Total shares distributed to employees	1,038	899
Shares committed to be released	100	100
Unearned shares	2,960	3,161
Total ESOP shares	6,022	6,022

Fair value of unearned ESOP shares	$24,213	$42,010

Employee Stock Ownership Plan Benefit Equalization Plan ("ESOP BEP")

The Bank has a non-qualified plan to compensate its executive officers who participate in the Bank's ESOP for certain benefits lost under such plan by reason of benefit limitations imposed by the Internal Revenue Code (“IRC”).  The ESOP BEP expense was approximately $24,000, $47,000 and $24,000 for the years ended June 30, 2020, 2019 and 2018, respectively.  The liability totaled approximately $20,000 and $19,500 at June 30, 2020 and 2019, respectively.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Benefit Plans (continued)

Employees’ Savings and Profit Sharing Plan

The Bank sponsors the Employees' Savings and Profit Sharing Plan and Trust (the “Plan”), pursuant to Section 401(k) of the Internal Revenue Code, for all eligible employees.  Employees may elect to contribute up to 75% of their compensation subject to the limitations imposed by the Internal Revenue Code.  The Bank will contribute a matching contribution up to 3.5% of an eligible employee’s salary deferral contribution, provided the eligible employee has contributed 6%.   The Plan expense amounted to approximately $1,147,000, $1,047,000 and $872,000 for the years ended June 30, 2020, 2019 and 2018, respectively.

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

Funded status (market value of plan assets divided by funding target) of the Pentegra DB Plan based on valuation reports as of July 1, 2019 and 2018 was 104.08% and 107.73%, respectively.  Total contributions, made to the Pentegra DB Plan, which include contributions from all participating employers and not just the Company, as reported on Form 5500, were $138.3 million and $164.6 million for the plan years ended June 30, 2019 and June 30, 2018, respectively.  The Bank’s contributions to the Pentegra DB Plan were not more than 5% of the total contributions to the Pentegra DB Plan.  During the years ended June 30, 2020, 2019 and 2018, the total expense recorded for the Pentegra DB Plan was approximately $340,000, $967,000 and $1,115,000, respectively.

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

The following tables set forth the ABRIP’s funded status and net periodic benefit cost:

	June 30,
	2020	2019
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation - beginning	$2,553	$2,716
Interest cost	77	108
Actuarial (gain) loss	(228)	(58)
Benefit payments	(117)	(213)
Projected benefit obligation - ending	$2,285	$2,553

Change in plan assets:
Fair value of assets - beginning	$3,223	$3,440
Actual return on assets	193	(4)
Benefit payments	(117)	(213)
Fair value of assets - ending	$3,299	$3,223

Reconciliation of funded status:
Projected benefit obligation	$(2,285)	$(2,553)
Fair value of assets	3,299	3,223
Funded status included in other assets	$1,014	$670

Accumulated benefit obligation	$(2,285)	$(2,553)

Valuation assumptions
Discount rate	2.75%	3.75%
Salary increase rate	N/A	N/A

	Years Ended June 30,
	2020	2019	2018
	(In Thousands)
Net periodic benefit cost/(credit):
Interest cost	$77	$108	$109
Expected return on assets	(112)	(112)	(120)
Amortization of net loss	4	57	52
Total benefit cost (credit)	$(31)	$53	$41

Valuation assumptions
Discount rate	3.75%	4.25%	4.00%
Long term rate of return on plan assets	3.50%	3.50%	3.50%

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Benefit Plans (continued)

The Bank does not expect to contribute to the ABRIP in the year ending June 30, 2021.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Benefit Payments
(In Thousands)
Years ending June 30:
2021	$144
2022	144
2023	142
2024	139
2025	140
2026-2030	666

At June 30, 2020 and 2019, unrecognized net loss of $523,000 and $837,000, respectively, was included in accumulated other comprehensive income.  For the fiscal year ending June 30, 2021, $22,000 of unrecognized net loss is expected to be recognized as a component of net periodic benefit cost.

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

The fair values of the ABRIP’s assets at June 30, 2020 and 2019 by asset category (see Note 19 for the definitions of levels), are as follows:

	June 30, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Prudential Guaranteed Deposit Fund	$-	$3,299	$-	$3,299

	June 30, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Prudential Guaranteed Deposit Fund	$-	$3,223	$-	$3,223

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Benefit Plans (continued)

Benefit Equalization Plan (“BEP”)

The Bank has an unfunded non-qualified plan to compensate executive officers of the Bank who participate in the Bank’s qualified defined benefit plan for certain benefits lost under such plans by reason of benefit limitations imposed by Sections 415 and 401 of the IRC.  There were approximately $237,000, $235,000 and $233,000 in contributions made to and benefits paid under the BEP during each of the years ended June 30, 2020, 2019 and 2018, respectively.

The following tables set forth the BEP’s funded status and components of net periodic benefit cost:

	June 30,
	2020	2019
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation - beginning	$3,105	$3,053
Interest cost	112	125
Actuarial loss/(gain)	226	162
Benefit payments	(237)	(235)
Projected benefit obligation - ending	$3,206	$3,105

Change in plan assets:
Fair value of assets - beginning	$-	$-
Contributions	237	235
Benefit payments	(237)	(235)
Fair value of assets - ending	$-	$-

Reconciliation of funded status:
Accumulated benefit obligation	$(3,206)	$(3,105)

Projected benefit obligation	$(3,206)	$(3,105)
Fair value of assets	-	-
Funded status included in other liabilities	$(3,206)	$(3,105)

Valuation assumptions
Discount rate	2.75%	3.75%
Salary increase rate	N/A	N/A

	Years Ended June 30,
	2020	2019	2018
	(In Thousands)
Net periodic benefit cost:
Interest cost	$112	$125	$124
Amortization of net actuarial loss	56	44	48
Total expense	$168	$169	$172

Valuation assumptions
Discount rate	3.75%	4.25%	4.00%
Salary increase rate	N/A	N/A	N/A

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Benefit Plans (continued)

It is estimated that contributions of approximately $236,000 will be made during the year ending June 30, 2021.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Benefit Payments
(In Thousands)
Years ending June 30:
2021	$236
2022	234
2023	231
2024	228
2025	224
2026-2030	1,046

In April 2007, the Board of Directors of the Bank approved, effective July 1, 2007, freezing all future benefit accruals under the BEP related to the Bank’s defined benefit pension plan.

At June 30, 2020 and 2019, unrecognized net loss of $1,157,000 and $987,000, respectively, was included in accumulated other comprehensive income.  For the fiscal year ending June 30, 2021, $75,000 of unrecognized net loss is expected to be recognized as a component of net periodic benefit cost.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Benefit Plans (continued)

Postretirement Welfare Plan

The Bank has an unfunded postretirement group term life insurance plan covering all eligible employees.  The benefits are based on age and years of service.  During the years ended June 30, 2020, 2019 and 2018, contributions and benefits paid totaled $11,000, $6,000 and $7,000, respectively.

The following tables set forth the accrued accumulated postretirement benefit obligation and the net periodic benefit cost:

	June 30,
	2020	2019
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation - beginning	$710	$617
Service cost	78	54
Interest cost	26	26
Actuarial loss/(gain)	188	19
Premiums/claims paid	(11)	(6)
Projected benefit obligation - ending	$991	$710

Change in plan assets:
Fair value of assets - beginning	$-	$-
Contributions	11	6
Premiums/claims paid	(11)	(6)
Fair value of assets - ending	$-	$-

Reconciliation of funded status:
Projected benefit obligation	$(991)	$(710)
Fair value of assets	-	-
Funded status included in other liabilities	$(991)	$(710)

Valuation assumptions
Discount rate	2.75%	3.75%
Salary increase rate	3.25%	3.25%

	Years Ended June 30,
	2020	2019	2018
	(In Thousands)
Net periodic benefit cost:
Service cost	$78	$54	$48
Interest cost	26	26	23
Amortization of net actuarial gain	(41)	(49)	(55)
Total expense (benefit)	$63	$31	$16

Valuation assumptions
Discount rate	3.75%	4.25%	4.00%
Salary increase rate	3.25%	3.25%	3.25%

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Benefit Plans (continued)

It is estimated that contributions of approximately $40,000 will be made during the year ending June 30, 2021.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Benefit Payments
(In Thousands)
Years ending June 30:
2021	$40
2022	47
2023	54
2024	63
2025	70
2026-2030	438

At June 30, 2020 and 2019, unrecognized net gain of $240,000 and $468,000, respectively, were included in accumulated other comprehensive income.  For the fiscal year ending June 30, 2021, $14,000 of unrecognized net gain is expected to be recognized as a component of net periodic benefit cost.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Benefit Plans (continued)

Directors’ Consultation and Retirement Plan (“DCRP”)

The Bank has an unfunded retirement plan for non-employee directors. The benefits are payable based on term of service as a director.  During each of the years ended June 30, 2020, 2019 and 2018, contributions and benefits paid totaled $60,000, $60,000 and $60,000, respectively.

The following table sets forth the DCRP’s funded status and components of net periodic cost:

	June 30,
	2020	2019
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation - beginning	$2,975	$2,843
Interest cost	110	119
Actuarial loss/(gain)	244	73
Benefit payments	(60)	(60)
Projected benefit obligation - ending	$3,269	$2,975

Change in plan assets:
Fair value of assets - beginning	$-	$-
Contributions	60	60
Benefit payments	(60)	(60)
Fair value of assets - ending	$-	$-

Reconciliation of funded status:
Accumulated benefit obligation	$(3,269)	$(2,975)

Projected benefit obligation	$(3,269)	$(2,975)
Fair value of assets	-	-
Funded status included in other liabilities	$(3,269)	$(2,975)

Valuation assumptions
Discount rate	2.75%	3.75%
Salary increase rate	N/A	N/A

	Years Ended June 30,
	2020	2019	2018
	(In Thousands)
Net periodic benefit cost:
Service cost	$-	$-	$-
Interest cost	110	119	118
Amortization of net actuarial gain	-	(9)	-
Total expense (benefit)	$110	$110	$118

Valuation assumptions
Discount rate	3.75%	4.25%	4.00%
Salary increase rate	N/A	N/A	N/A

It is estimated that contributions of approximately $24,000 will be made during the year ending June 30, 2021.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Benefit Plans (continued)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Benefit Payments
(In Thousands)
Years ending June 30:
2021	$24
2022	50
2023	108
2024	126
2025	162
2026-2030	1,136

In December 2015, the Board of Directors of the Bank approved freezing all future benefit accruals under the DCRP effective December 31, 2015.

At June 30, 2020 and 2019 unrecognized net gain of $30,000 and $273,000, respectively, was included in accumulated other comprehensive income.  For the fiscal year ending June 30, 2021, no unrecognized net gain or net loss is expected to be recognized as a component of net periodic benefit cost.

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

At June 30, 2020, there were 572,628 shares remaining available for future stock option grants and 53,706 shares remaining available for future restricted stock awards under the 2016 Plan.

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

The fair value of stock options granted as part of the 2016 Plan was estimated utilizing the Black-Scholes option pricing model using the following assumptions for the periods presented below:

	Years Ended June 30,
	2020	2019	2018
Weighted average risk-free interest rate	-	2.09%	-
Expected dividend yield	-	1.77%	-
Weighted average volatility factor of the expected market price of the Company's stock	-	14.03%	-
Weighted average expected life of the options (in years)	-	4.9	-
Weighted average fair value of options granted	-	$2.54	-

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

There were no restricted stock awards granted during the year ended June 30, 2020. The Company awarded 233,000 shares of restricted stock during the year ended June 30, 2019. There were no restricted stock awards granted during the year ended June 30, 2018.

During the years ended June 30, 2020, 2019 and 2018, the Company recorded $5.9 million, $6.1 million and $6.3, million, respectively, of share-based compensation expense, comprised of stock option expense of $1.8 million, $2.0 million and $2.0, million respectively, and restricted stock expense of $4.0 million, $4.1 million and $4.3, million, respectively.

During the years ended June 30, 2020, 2019 and 2018, the income tax benefit attributed to non-qualified stock options expense was approximately $432,000, $453,000 and 520,000, respectively, and attributed to restricted stock expense was approximately $1.5 million, $1.5 million and $1.5, million respectively.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Benefit Plans (continued)

The following is a summary of the Company's stock option activity and related information for its option plans for the year ended June 30, 2020:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In Thousands)			(In Thousands)
Outstanding at June 30, 2019	3,448	$14.92	7.5 years	$540
Granted	-	-	-
Exercised	-	-	-
Forfeited	(154)	15.35
Outstanding at June 30, 2020	3,294	$14.90	6.5 years	$11

Exercisable at June 30, 2020	1,928	$14.82	6.2 years	$11

The Company generally issues shares from authorized but unissued shares upon the exercise of vested options.

There were no vested options exercised during the year ended June 30, 2020.  A total of 48,314 vested options, with an aggregate intrinsic value of $235,000, were exercised during the year ended June 30, 2019.  In fulfillment of these exercises, the Company issued 48,314 shares from authorized but unissued shares.  A total of 9,565 vested options, with an aggregate intrinsic value of $38,000, were exercised during the year ended June 30, 2018.

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

Expected future compensation expense relating to the 1,366,000 non-vested options outstanding as of June 30, 2020 is $2.9 million over a weighted average period of 3.5 years.

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

The vesting of the applicable performance-based restricted shares over the fourth year of the five-year service period was conditioned upon the achievement of the Company's earning-based performance targets for the fiscal year ended June 30, 2020.  Such performance targets were established by the Board of Directors in the Company's strategic business plan and budget for that period.  The Company fully achieved the applicable performance targets for fiscal 2020 and therefore expects that all eligible performance-based restricted shares will successfully vest over the fourth year of the five-year service period.   For the fiscal year ended June 30, 2019, the Company fully achieved the applicable performance targets and all eligible performance-based restricted shares successfully vested in the third year of the five-year service period.

The performance factors and underlying cost basis of the performance-based restricted shares that are scheduled to vest over the final year of the service period is generally expected to be determined annually concurrent with the anniversary date of the original grants.

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

The following is a summary of the status of the Company's non-vested restricted share awards as of June 30, 2020 and changes during the year ended June 30, 2020:

	Vesting Contingent on Service Conditions		Vesting Contingent on Performance and Service Conditions
	Restricted Shares	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value
	(In Thousands)		(In Thousands)
Non-vested at June 30, 2019	610	$14.90	325	$14.77
Granted	-	-	-	-
Vested	(186)	14.98	(94)	14.95
Forfeited	(4)	15.35	(4)	15.35
Non-vested at June 30, 2020	420	$14.86	227	$14.69

During the years ended June 30, 2020, 2019 and 2018, the total fair value of vested restricted shares were $4,192,204, $4,128,492 and $4,354,754, respectively.  Expected future compensation expense relating to the 646,750 non-vested restricted shares at June 30, 2020 is $7.0 million over a weighted average period of 3.5 years.

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

During the fiscal year ended June 30, 2019, applications for capital distributions from the Bank to the Company were approved by federal banking regulators in the amount of $100.0 million and $130.0 million which was paid by the Bank to the Company in September 2018 and March 2019, respectively. Also, during the fiscal year ended June 30, 2019, an application for quarterly capital distributions from the Bank to the Company was approved by federal banking regulators.  The amount of dividends payable is based on 75 percent of quarterly net income of the Bank.

During the years ended June 30, 2020 and 2019, dividends paid by the Bank to the Company, in conjunction with quarterly capital distributions, as discussed above, totaled $30.0 million and $25.1 million, respectively.

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 – Stockholders’ Equity (continued)

The following tables present information regarding the Bank’s regulatory capital levels at June 30, 2020 and 2019:

	At June 30, 2020
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$816,577	21.38%	$305,562	8.00%	$381,953	10.00%
Tier 1 capital (to risk-weighted assets)	779,250	20.40%	229,172	6.00%	305,562	8.00%
Common equity tier 1 capital (to risk-weighted assets)	779,250	20.40%	171,879	4.50%	248,269	6.50%
Tier 1 capital (to adjusted total assets)	779,250	11.95%	260,893	4.00%	326,116	5.00%

	At June 30, 2019
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$787,219	19.50%	$322,974	8.00%	$403,718	10.00%
Tier 1 capital (to risk-weighted assets)	753,945	18.68%	242,231	6.00%	322,974	8.00%
Common equity tier 1 capital (to risk-weighted assets)	753,945	18.68%	181,673	4.50%	262,417	6.50%
Tier 1 capital (to adjusted total assets)	753,945	11.78%	256,116	4.00%	320,145	5.00%

The following table presents information regarding the consolidated Company’s regulatory capital levels at June 30, 2020 and June 30, 2019:

	At June 30, 2020
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$906,058	23.61%	$306,958	8.00%
Tier 1 capital (to risk-weighted assets)	868,731	22.64%	230,219	6.00%
Common equity tier 1 capital (to risk-weighted assets)	868,731	22.64%	172,664	4.50%
Tier 1 capital (to adjusted total assets)	868,731	13.27%	261,783	4.00%

	At June 30, 2019
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$941,319	23.22%	$324,246	8.00%
Tier 1 capital (to risk-weighted assets)	908,045	22.40%	243,184	6.00%
Common equity tier 1 capital (to risk-weighted assets)	908,045	22.40%	182,388	4.50%
Tier 1 capital (to adjusted total assets)	908,045	14.14%	256,856	4.00%

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 – Stockholders’ Equity (continued)

Based upon the most recent notification from the FDIC dated March 2, 2020, the Bank was categorized as well capitalized as of December 31, 2019 under the regulatory framework for prompt corrective action.  There are no conditions existing or events which have occurred since notification that management believes have changed the Bank’s category.

Stock Repurchase Plans

During the year ended June 30, 2020 the Company repurchased 5,375,551 shares of its common stock. The shares were acquired and cancelled in conjunction with the Company’s fourth repurchase plan announced in March 2019 through which it originally authorized the repurchase of 9,218,324 shares, or 10% of the Company’s outstanding shares.   Coupled with the 3,081,743 shares previously repurchased during the fiscal year ended June 30, 2019, the shares associated with the fourth program were repurchased at a total cost of $111.1 million and at an average cost of $13.14 per share.   On March 25, 2020 the Company temporarily suspended its stock repurchase program.

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17 – Income Taxes

The components of income taxes are as follows:

	Years Ended June 30,
	2020	2019	2018
	(In Thousands)
Current income tax expense:
Federal	$6,745	$5,656	$5,121
State	4,877	3,733	2,516
	11,622	9,389	7,637
Deferred income tax benefit:
Federal	1,153	3,842	5,455
State	235	368	656
	1,388	4,210	6,111
Valuation allowance	(723)	328	656

Total income tax expense	$12,287	$13,927	$14,404

The following table presents a reconciliation between the reported income taxes for the periods presented and the income taxes which would be computed by applying the federal income tax rates applicable to those periods.  The federal income tax rate of 21%, was applicable for the years ended June 30, 2020 and June 30, 2019.  The federal income tax rate of 28%, applicable for the year ended June 30, 2018, reflects the transitional effect of a reduction in the Company’s federal income tax rate from 35%, applicable to the year ended June 30, 2017, to 21%, applicable to the year ended June 30, 2019.

	Years Ended June 30,
	2020	2019	2018
	(Dollars In Thousands)
Income before income taxes	$57,252	$56,069	$34,000
Statutory federal tax rate	21%	21%	28%
Federal income tax expense at statutory rate	$12,023	$11,774	$9,520
(Reduction) increases in income taxes resulting from:
Tax exempt interest	(497)	(589)	(724)
State tax, net of federal tax effect	3,914	3,510	2,256
Incentive stock options compensation expense	78	88	142
Income from bank-owned life insurance	(1,314)	(1,329)	(1,439)
Disqualifying disposition on incentive stock options	-	(24)	(11)
Non-deductible merger-related expenses	148	-	557
Tax benefit arising from the adoption of the CARES Act provisions	(1,624)	-	2,924
Other items, net	282	169	523
	13,010	13,599	13,748
Valuation allowance	(723)	328	656

Total income tax expense	$12,287	$13,927	$14,404
Effective income tax rate	21.46%	24.84%	42.36%

The effective income tax rate represents total income tax expense divided by income before income taxes. Retained earnings at June 30, 2020, includes approximately $36.9 million of bad debt allowance, pursuant to the IRC, for which income taxes have not been provided.  If such amount is used for purposes other than to absorb bad debts, including distributions in liquidation, it will be subject to income tax at the then current rate.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17 – Income Taxes (continued)

The Company maintained a valuation allowance during the year ended June 30, 2019 against a portion of the deferred tax asset arising from the carryover associated with its charitable contribution to the KearnyBank Foundation made in conjunction with the Company’s second step conversion and stock offering.  As of June 30, 2020, this valuation allowance is no longer in place.

The Company maintained a valuation allowance during the year ended June 30, 2020, against a deferred tax asset arising from fair value adjustments on investment securities acquired in a prior acquisition. During the year ended June 30, 2020, the Company reversed a portion of that valuation allowance totaling $591,000 that was associated with capital loss carryforwards that were determined to be realizable due to the sale of investment securities at the Bank’s New Jersey investment company subsidiary. The reversal of the remaining portion of this deferred tax asset would result in capital losses. The company has deemed it more likely than not that the Company will not generate capital gains in the carryover period to offset the capital losses.

During the year ended June 30, 2020, income tax expense reflected a $1.6 million reduction in income tax expense attributable to the carryback of net operating losses into prior periods at a higher statutory federal tax rate than is currently in effect for the Company.  This carryback was permitted by tax law changes enacted by the CARES Act, which was signed into law on March 27, 2020.

The tax effects of existing temporary differences that give rise to deferred income tax assets and liabilities are as follows:

	June 30,
	2020	2019
	(In Thousands)
Deferred income tax assets:
Purchase accounting	$11,668	$15,137
Accumulated other comprehensive income
Defined benefit plans	416	319
Derivatives	5,730	-
Unrealized loss on securities available for sale transferred to held to maturity	-	175
Allowance for loan losses	11,047	9,831
Benefit plans	2,290	2,280
Compensation	1,287	1,246
Stock-based compensation	2,482	1,973
Uncollected interest	1,362	1,070
Depreciation	268	-
Charitable contribution carryover	-	186
Net operating loss carryover	6	919
Capital loss carryforward	329	814
Other items	1,049	587
	37,934	34,537
Valuation allowance	(535)	(1,258)
	37,399	33,279
Deferred income tax liabilities:
Deferred loan fees and costs	-	1,584
Accumulated other comprehensive income
Derivatives	-	1,094
Unrealized gain on securities available for sale	6,541	573
Goodwill	4,655	4,608
Other items	723	53
	11,919	7,912
Net deferred income tax asset	$25,480	$25,367

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17 – Income Taxes (continued)

The Company has various state and local NOL carryforwards which will begin to expire in the year ending June 30, 2025.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of the state of New Jersey and various other states.  The Company is generally no longer subject to examination by federal, state and local taxing authorities for tax years prior to June 30, 2017.

Note 18 – Commitments

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit.  These transactions involve elements of credit and interest rate risk in excess of the amounts recognized in the consolidated statements of financial condition.  The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management’s credit evaluation of the borrower.  A June 30, 2020 and 2019, the Bank had $145.1 million and $110.1 million in commitments to originate loans, including unused lines of credit.

The Bank is party to standby letters of credit through which it guarantees certain specific business obligations of its commercial customers.  The balance of standby letters of credit at June 30, 2020 and 2019 were approximately $217,000 and $612,000, respectively.

In addition to the commitments noted above, at June 30, 2020, the Company’s pipeline of loans held for sale included $127.2 million of in-process loans whose terms included interest rate locks to borrowers that were paired with a best-efforts commitment to sell the loan to a buyer at a fixed price within a predetermined timeframe after the sale commitment is established.

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

Assets Measured on a Recurring Basis:

The following methods and significant assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at June 30, 2020 and June 30, 2019:

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 19 – Fair Value of Financial Instruments (continued)

Those assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Debt securities available for sale:
Obligations of state and political subdivisions	-	54,054	-	54,054
Asset-backed securities	-	172,447	-	172,447
Collateralized loan obligations	-	193,788	-	193,788
Corporate bonds	-	143,639	-	143,639
Trust preferred securities	-	2,627	-	2,627
Total debt securities	-	566,555	-	566,555

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	-	30,903	-	30,903
Residential pass-through securities	-	561,954	-	561,954
Commercial pass-through securities	-	226,291	-	226,291
Total mortgage-backed securities	-	819,148	-	819,148
Total securities available for sale	$-	$1,385,703	$-	$1,385,703
Interest rate contracts	-	235	-	235

Total assets	$-	$1,385,938	$-	$1,385,938

Liabilities:
Interest rate contracts	$-	$18,177	$-	$18,177
Total liabilities	$-	$18,177	$-	$18,177

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 19 – Fair Value of Financial Instruments (continued)

	June 30, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Debt securities available for sale:
U.S. agency securities	$-	$3,678	$-	$3,678
Obligations of state and political subdivisions	-	26,951	-	26,951
Asset-backed securities	-	179,313	-	179,313
Collateralized loan obligations	-	208,611	-	208,611
Corporate bonds	-	122,024	-	122,024
Trust preferred securities	-	2,756	1,000	3,756
Total debt securities	-	543,333	1,000	544,333

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	-	21,390	-	21,390
Residential pass-through securities	-	44,303	-	44,303
Commercial pass-through securities	-	104,237	-	104,237
Total mortgage-backed securities	-	169,930	-	169,930
Total securities available for sale	-	713,263	1,000	714,263
Interest rate contracts	-	3,856	-	3,856

Total assets	$-	$717,119	$1,000	$718,119

Liabilities:
Interest rate contracts	$-	$140	$-	$140
Total liabilities	$-	$140	$-	$140

Assets Measured on a Non-Recurring Basis:

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a non-recurring basis at June 30, 2020 and June 30, 2019:

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

Those assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	June 30, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Impaired loans:
Residential mortgage	$-	$-	$2,339	$2,339
Non-residential mortgage	-	-	2,282	2,282
Commercial business	-	-	129	129
Total	$-	$-	$4,750	$4,750

Other real estate owned, net:
Residential mortgage	$-	$-	$178	$178
Total	$-	$-	$178	$178

	June 30, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Impaired loans:
Residential mortgage	$-	$-	$3,071	$3,071
Non-residential mortgage	-	-	791	791
Commercial business	-	-	16	16
Total	$-	$-	$3,878	$3,878

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 19 – Fair Value of Financial Instruments (continued)

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value:

	June 30, 2020
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(In Thousands)
Impaired loans:
Residential mortgage	$2,339	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	7% - 9%	8.17%
Non-residential mortgage	2,282	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	9% - 12%	10.27%
Commercial business	129	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	0% - 0%	0.00%
Total	$4,750

Other real estate owned, net:
Residential mortgage	$178	Market valuation of underlying collateral	(3)	Adjustments to reflect current conditions/selling costs	(2)	6.00%	6.00%
Total	$178

	June 30, 2019
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(In Thousands)
Impaired loans:
Residential mortgage	$3,071	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	6% - 8%	7.03%
Non-residential mortgage	791	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	10% - 11%	10.08%
Commercial business	16	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	9% - 10%	9.36%
Total	$3,878

(1)	The fair value basis of impaired loans is generally determined based on an independent appraisal of the fair value of a loan’s underlying collateral.
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

At June 30, 2020, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $4.8 million and valuation allowances of $89,000 reflecting fair values of $4.8 million. By comparison, at June 30, 2019, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $3.9 million and valuation allowances of $31,000 reflecting fair values of $3.9 million.

Once a loan is foreclosed, the fair value of the other real estate owned continues to be evaluated based upon the fair value of the repossessed real estate originally securing the loan.  At June 30, 2020, the Company held other real estate owned totaling $178,000 whose carrying value was written down utilizing Level 3 inputs.  At June 30, 2019, the Company held no other real estate owned whose carrying value was written down utilizing Level 3 inputs.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 19 – Fair Value of Financial Instruments (continued)

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2020 and June 30, 2019:

	June 30, 2020
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$180,967	$180,967	$180,967	$-	$-
Investment securities available for sale	1,385,703	1,385,703	-	1,385,703	-
Investment securities held to maturity	32,556	34,069	-	34,069	-
Loans held-for-sale	20,789	21,550	-	21,550	-
Net loans receivable	4,461,070	4,462,232	-	-	4,462,232
FHLB Stock	58,654	-	-	-	-
Interest receivable	17,373	17,373	4	4,154	13,215
Interest rate contracts	235	235	-	235	-

Financial liabilities:
Deposits	4,430,282	4,449,877	2,589,886	-	1,859,991
Borrowings	1,173,165	1,215,529	-	-	1,215,529
Interest payable on deposits	395	395	295	-	100
Interest payable on borrowings	1,723	1,723	-	-	1,723
Interest rate contracts	18,177	18,177	-	18,177	-

	June 30, 2019
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$38,935	$38,935	$38,935	$-	$-
Investment securities available for sale	714,263	714,263	-	713,263	1,000
Investment securities held to maturity	576,652	584,678	-	584,678	-
Loans held-for-sale	12,267	12,501	-	12,501	-
Net loans receivable	4,645,654	4,630,853	-	-	4,630,853
FHLB Stock	64,190	-	-	-	-
Interest receivable	19,360	19,360	11	5,278	14,071
Interest rate contracts	3,856	3,856	-	3,856	-

Financial liabilities:
Deposits	4,147,610	4,152,558	1,943,154	-	2,209,404
Borrowings	1,321,982	1,337,560	-	-	1,337,560
Interest payable on deposits	3,106	3,106	367	-	2,739
Interest payable on borrowings	3,899	3,899	-	-	3,899
Interest rate contracts	140	140	-	140	-

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

Note 20 – Comprehensive Income

The components of accumulated other comprehensive income included in stockholders’ equity are as follows:

	June 30,
	2020	2019
	(In Thousands)
Net unrealized gain (loss) on securities available for sale	$22,482	$1,975
Tax effect	(6,541)	(573)
Net of tax amount	15,941	1,402

Net unrealized loss on securities available for sale transferred to held to maturity	-	(596)
Tax effect	-	175
Net of tax amount	-	(421)

Fair value adjustments on derivatives	(19,418)	3,716
Tax effect	5,730	(1,094)
Net of tax amount	(13,688)	2,622

Benefit plan adjustments	(1,412)	(1,083)
Tax effect	416	319
Net of tax amount	(996)	(764)

Total accumulated other comprehensive income	$1,257	$2,839

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 20 – Comprehensive Income (continued)

Other comprehensive (loss) income and related tax effects are presented in the following table:

	Years Ended June 30,
	2020	2019	2018
	(In Thousands)
Net unrealized holding gain (loss) on securities available for sale	$22,758	$5,973	$(1,919)

Amortization of net unrealized holding gain (loss) on securities available for sale transferred to held to maturity (1)	596	291	222

Net realized (gain) loss on securities available for sale (2)	(2,251)	323	(17)

Fair value adjustments on derivatives	(23,134)	(28,165)	25,560

Benefit plans:
Amortization of:
Actuarial loss (3)	19	43	45
Net actuarial (loss) gain	(348)	(313)	205
Net change in benefit plan accrued expense	(329)	(270)	250

Other comprehensive (loss) income before taxes	(2,360)	(21,848)	24,096
Tax effect	778	6,152	(7,986)
Total comprehensive (loss) income	$(1,582)	$(15,696)	$16,110

(1)	Represents amounts reclassified out of accumulated other comprehensive income and included in interest income on taxable securities.
(2)	Represents amounts reclassified out of accumulated other comprehensive income and included in gain on sale of securities on the consolidated statements of income.
(3)	Represents amounts reclassified out of accumulated other comprehensive income and included in the computation of net periodic pension expense. See Note 15 – Benefit Plans for additional information.

Note 21 – Revenue Recognition

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 21 – Revenue Recognition (continued)

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the years ended June 30, 2020 and June 30, 2019. Sources of revenue outside the scope of ASC 606 are noted as such.

	Years Ended June 30,
	2020	2019
	(In Thousands)
Non-interest income:
Deposit-related fees and charges	$1,626	$1,536
Loan-related fees and charges (1)	5,020	3,909
Gain (loss) on sale and call of securities (1)	2,250	(323)
Gain on sale of loans (1)	3,186	580
Loss on sale and write down of other real estate owned	(28)	(11)
Income from bank owned life insurance (1)	6,225	6,339
Electronic banking fees and charges (interchange income)	1,246	1,050
Miscellaneous (1)	194	475
Total non-interest income	$19,719	$13,555

(1)	Not within the scope of ASC 606.

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 22 – Parent Only Financial Information

Kearny Financial Corp. operates its wholly owned subsidiary Kearny Bank and the Bank’s wholly-owned subsidiaries.  The consolidated earnings of the subsidiaries are recognized by the Company using the equity method of accounting.  Accordingly, the consolidated earnings of the subsidiaries are recorded as increases in the Company’s investment in the subsidiaries.  The following are the condensed financial statements for Kearny Financial Corp. (Parent Company only) as of June 30, 2020 and 2019, and for each of the years in the three-year period ended June 30, 2020.

Condensed Statements of Financial Condition

	June 30, 2020	June 30, 2019
	(In Thousands)
Assets

Cash and amounts due from depository institutions	$42,632	$106,625
Investment securities held to maturity	15,000	15,000
Loans receivable	31,661	33,307
Investment in subsidiary	994,696	973,059
Other assets	1,109	114
Total Assets	$1,085,098	$1,128,105

Liabilities and Stockholders' Equity

Other liabilities	921	946
Stockholders' equity	1,084,177	1,127,159
Total Liabilities and Stockholders' Equity	$1,085,098	$1,128,105

Condensed Statements of Income and Comprehensive Income

	Years Ended June 30,
	2020	2019	2018
	(In Thousands)

Dividends from subsidiary	$30,039	$255,117	$-
Interest income	2,108	2,162	2,292
Equity in undistributed earnings (loss) of subsidiaries	14,984	(212,868)	19,420
Total income	47,131	44,411	21,712

Directors' compensation	332	340	283
Other expenses	1,853	1,922	1,740
Total expense	2,185	2,262	2,023
Income before income taxes	44,946	42,149	19,689
Income tax expense	(19)	7	93
Net income	$44,965	$42,142	$19,596
Comprehensive income	$43,383	$26,446	$35,706

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 22 – Parent Only Financial Information (continued)

Condensed Statements of Cash Flows

	Years Ended June 30,
	2020	2019	2018
	(In Thousands)
Cash Flows from Operating Activities:
Net income	$44,965	$42,142	$19,596
Adjustment to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(14,984)	212,868	(19,420)
(Increase) decrease in other assets	(583)	1,116	27
(Decrease) increase in other liabilities	(50)	(9)	761
Net Cash Provided by Operating Activities	29,348	256,117	964

Cash Flows from Investing Activities:
Repayment of loan to ESOP	1,645	1,596	1,545
Sale of investment securities available for sale	-	-	3,738
Net cash acquired in acquisition	-	-	14,297
Net Cash Provided by Investing Activities	1,645	1,596	19,580

Cash Flows from Financing Activities:
Exercise of stock options	-	423	102
Cash dividends paid	(24,121)	(34,747)	(20,561)
Repurchase and cancellation of common stock of Kearny Financial Corp.	(69,782)	(141,708)	(142,602)
Cancellation of shares repurchased on vesting to pay taxes	(1,083)	(989)	(1,370)
Net Cash Used In Financing Activities	(94,986)	(177,021)	(164,431)
Net (Decrease) Increase in Cash and Cash Equivalents	(63,993)	80,692	(143,887)
Cash and Cash Equivalents - Beginning	106,625	25,933	169,820
Cash and Cash Equivalents - Ending	$42,632	$106,625	$25,933

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 23 – Net Income per Common Share (EPS)

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Year Ended June 30, 2020
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)

Net income	$44,965
Basic earnings per share, income available to common stockholders	$44,965	82,409	$0.55
Effect of dilutive securities:
Stock options	-	21
	$44,965	82,430	$0.55

	Year Ended June 30, 2019
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)

Net income	$42,142
Basic earnings per share, income available to common stockholders	$42,142	91,054	$0.46
Effect of dilutive securities:
Stock options	-	46
	$42,142	91,100	$0.46

	Year Ended June 30, 2018
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)

Net income	$19,596
Basic earnings per share, income available to common stockholders	$19,596	82,587	$0.24
Effect of dilutive securities:
Stock options	-	56
	$19,596	82,643	$0.24

Stock options for 3,115,000, 3,269,000 and 3,170,000 shares of common stock were not considered in computing diluted earnings per share at June 30, 2020, 2019 and 2018, respectively, because they were considered anti-dilutive.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 24 – Quarterly Results of Operations (Unaudited)

The following is a condensed summary of quarterly results of operations for the years ended June 30, 2020 and 2019:

	Year Ended June 30, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	September 30	December 31	March 31	June 30
	(In Thousands, Except Per Share Data)
Interest income	$59,899	$57,182	$58,776	$57,351
Interest expense	23,212	22,575	21,166	16,901
Net interest income	36,687	34,607	37,610	40,450
(Reversal of) provision for loan losses	(782)	(1,465)	6,270	174
Net interest income after provision for loan losses	37,469	36,072	31,340	40,276
Non-interest income	3,962	4,554	6,201	5,002
Non-interest expense	26,244	26,427	28,062	26,891
Income before Income Taxes	15,187	14,199	9,479	18,387
Income taxes	3,817	3,547	225	4,698
Net Income	$11,370	$10,652	$9,254	$13,689

Net income per common share:
Basic	$0.13	$0.13	$0.11	$0.17
Diluted	$0.13	$0.13	$0.11	$0.17

Weighted average number of common shares outstanding
Basic	84,756	82,831	81,339	80,678
Diluted	84,793	82,876	81,358	80,680

Dividends declared per common share	$0.06	$0.07	$0.08	$0.08

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 24 – Quarterly Results of Operations (Unaudited) (continued)

	Year Ended June 30, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	September 30	December 31	March 31	June 30
	(In Thousands, Except Per Share Data)
Interest income	$58,206	$60,022	$59,657	$59,448
Interest expense	18,026	20,673	21,019	22,302
Net interest income	40,180	39,349	38,638	37,146
Provision for (reversal of) loan losses	2,100	971	(179)	664
Net interest income after provision for loan losses	38,080	38,378	38,817	36,482
Non-interest income	3,182	3,309	3,676	3,388
Non-interest expense	26,457	27,270	26,771	28,745
Income before Income Taxes	14,805	14,417	15,722	11,125
Income taxes	3,659	3,649	4,305	2,314
Net Income	$11,146	$10,768	$11,417	$8,811

Net income per common share:
Basic	$0.12	$0.12	$0.13	$0.10
Diluted	$0.12	$0.12	$0.13	$0.10

Weighted average number of common shares outstanding
Basic	95,127	92,434	89,488	87,090
Diluted	95,181	92,480	89,532	87,132

Dividends declared per common share	$0.20	$0.05	$0.06	$0.06

Note 25 – Subsequent Events

As defined in FASB ASC 855, “Subsequent Events”, subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. Financial statements are considered issued when they are widely distributed to stockholders and other financial statement users for general use and reliance in a form and format that complies with U.S. GAAP.

On July 10, 2020, the Company completed its acquisition of MSB and its subsidiary, Millington Bank.  In accordance with the merger agreement, approximately $9.8 million in cash and 5,853,811 shares of Company common stock was distributed to former MSB shareholders in exchange for their shares of MSB common stock.  As a result of the merger, the Company acquired approximately $500 million in loans, assumed approximately $400 million in deposits and acquired four branch offices located in Somerset and Morris counties. Given the initial accounting for this business combination is incomplete, management is not yet able to disclose the preliminary fair value of the assets acquired and liabilities assumed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEARNY FINANCIAL CORP.
Dated: August 28, 2020		/s/ Craig L. Montanaro
	By:	Craig L. Montanaro President and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on August 28, 2020 on behalf of the Registrant and in the capacities indicated.

/s/ Craig L. Montanaro	/s/ Keith Suchodolski
Craig L. Montanaro President, Chief Executive Officer and Director (Principal Executive Officer)	Keith Suchodolski Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Theodore J. Aanensen	/s/ Raymond E. Chandonnet
Theodore J. Aanensen Director	Raymond E. Chandonnet Director

/s/ John N. Hopkins	/s/ Catherine A. Lawton
John N. Hopkins Director	Catherine A. Lawton Director

/s/ John J. Mazur, Jr.	/s/ Joseph P. Mazza
John J. Mazur, Jr. Director	Joseph P. Mazza Director

/s/ John F. McGovern	/s/ Leopold W. Montanaro
John F. McGovern Director	Leopold W. Montanaro Director

/s/ Christopher Petermann	/s/ Charles J. Pivirotto
Christopher Petermann Director	Charles J. Pivirotto Director

/s/ John F. Regan
John F. Regan Director