Form 10-Q
period 2020-09-30
Kearny Financial Corp.
filed 2020-11-06
CIK 1617242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 2, 2020.

$0.01 par value common stock — 89,510,451 shares outstanding

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Share and Per Share Data)

	September 30,	June 30,
	2020	2020
	(Unaudited)
Assets
Cash and amounts due from depository institutions	$18,628	$20,391
Interest-bearing deposits in other banks	127,190	160,576
Cash and cash equivalents	145,818	180,967
Investment securities available for sale, at fair value (amortized cost $1,484,501), net of allowance for credit losses of $0 at September 30, 2020	1,508,542	1,385,703
Investment securities held to maturity (fair value $33,136 and $34,069), respectively, net of allowance for credit losses of $0 at September 30, 2020	31,576	32,556
Loans held-for-sale	20,170	20,789
Loans receivable	4,954,750	4,498,397
Less: allowance for credit losses on loans	(64,860)	(37,327)
Net loans receivable	4,889,890	4,461,070
Premises and equipment	61,808	57,389
Federal Home Loan Bank ("FHLB") of New York stock	55,118	58,654
Accrued interest receivable	20,368	17,373
Goodwill	210,895	210,895
Core deposit intangibles	4,420	3,995
Bank owned life insurance	278,639	262,380
Deferred income tax assets, net	33,319	25,480
Other real estate owned	178	178
Other assets	49,468	40,746
Total Assets	$7,310,209	$6,758,175

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest-bearing	$487,710	$419,138
Interest-bearing	4,552,202	4,011,144
Total deposits	5,039,912	4,430,282
Borrowings	1,077,540	1,173,165
Advance payments by borrowers for taxes	17,008	16,569
Other liabilities	51,689	53,982
Total Liabilities	6,186,149	5,673,998

Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 800,000,000 shares authorized; 89,510,451 shares and 83,663,192 shares issued and outstanding, respectively	895	837
Paid-in capital	769,269	722,871
Retained earnings	378,134	387,911
Unearned employee stock ownership plan shares; 2,910,115 shares and 2,960,289 shares, respectively	(28,212)	(28,699)
Accumulated other comprehensive income	3,974	1,257
Total Stockholders' Equity	1,124,060	1,084,177
Total Liabilities and Stockholders' Equity	$7,310,209	$6,758,175

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	September 30,
	2020	2019
Interest Income
Loans	$52,180	$48,600
Taxable investment securities	7,336	9,328
Tax-exempt investment securities	454	693
Other interest-earning assets	914	1,278
Total Interest Income	60,884	59,899

Interest Expense
Deposits	11,062	16,055
Borrowings	5,660	7,157
Total Interest Expense	16,722	23,212
Net Interest Income	44,162	36,687
Provision for (reversal of) credit losses	4,059	(782)
Net Interest Income after Provision for (Reversal of) Credit Losses	40,103	37,469

Non-Interest Income
Fees and service charges	1,076	1,468
Loss on sale and call of securities	(377)	(14)
Gain on sale of loans	1,890	605
Income from bank owned life insurance	1,596	1,580
Electronic banking fees and charges	405	318
Bargain purchase gain	3,053	-
Other income	90	5
Total Non-Interest Income	7,733	3,962

Non-Interest Expense
Salaries and employee benefits	16,977	15,777
Net occupancy expense of premises	3,122	2,969
Equipment and systems	3,570	3,089
Advertising and marketing	500	535
Federal deposit insurance premium	472	-
Directors' compensation	748	770
Merger-related expenses	4,349	-
Other expense	3,835	3,104
Total Non-Interest Expense	33,573	26,244
Income before Income Taxes	14,263	15,187
Income tax expense	2,884	3,817
Net Income	$11,379	$11,370

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	September 30,
	2020	2019
Net Income per Common Share (EPS)
Basic	$0.13	$0.13
Diluted	$0.13	$0.13
Weighted Average Number of Common Shares Outstanding
Basic	86,008	84,756
Diluted	86,009	84,793

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Unaudited)

	Three Months Ended
	September 30,
	2020	2019
Net Income	$11,379	$11,370
Other Comprehensive Income, net of tax:
Net unrealized gain on securities available for sale	788	7,293
Amortization of net unrealized loss on securities available for sale transferred to held to maturity	-	421
Net realized loss on sale and call of securities available for sale	265	9
Fair value adjustments on derivatives	1,645	(2,207)
Benefit plan adjustments	19	335
Total Other Comprehensive Income	2,717	5,851
Total Comprehensive Income	$14,096	$17,221

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Data, Unaudited)

	Common Stock		Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Income	Total
Balance - June 30, 2019	89,126	$891	$787,394	$366,679	$(30,644)	$2,839	$1,127,159

Net income	-	-	-	11,370	-	-	11,370
Other comprehensive income, net of income tax expense	-	-	-	-	-	5,851	5,851
ESOP shares committed to be released (50 shares)	-	-	173	-	486	-	659
Stock option expense	-	-	451	-	-	-	451
Share repurchases	(2,326)	(23)	(30,559)	-	-	-	(30,582)
Restricted stock plan shares earned (68 shares)	-	-	985	-	-	-	985
Cancellation of shares issued for restricted stock awards	(14)	-	(59)	-	-	-	(59)
Cash dividends declared ($0.06 per common share)	-	-	-	(5,045)	-	-	(5,045)
Balance - September 30, 2019	86,786	$868	$758,385	$373,004	$(30,158)	$8,690	$1,110,789

	Common Stock		Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Income	Total
Balance - June 30, 2020	83,663	$837	$722,871	$387,911	$(28,699)	$1,257	$1,084,177

Cumulative effect of change in accounting principle - Topic 326	-	-	-	(14,239)	-	-	(14,239)
Balance - July 1, 2020 as adjusted for change in accounting principle	83,663	837	722,871	373,672	(28,699)	1,257	1,069,938
Net income	-	-	-	11,379	-	-	11,379
Other comprehensive income, net of income tax	-	-	-	-	-	2,717	2,717
ESOP shares committed to be released (50 shares)	-	-	(100)	-	487	-	387
Stock option expense	-	-	456	-	-	-	456
Restricted stock plan shares earned (69 shares)	-	-	1,016	-	-	-	1,016
Cancellation of shares issued for restricted stock awards	(7)	-	(49)	-	-	-	(49)
Shares issued in conjunction with the acquisition of MSB Financial Corp.	5,854	58	45,075	-	-	-	45,133
Cash dividends declared ($0.08 per common share)	-	-	-	(6,917)	-	-	(6,917)
Balance - September 30, 2020	89,510	$895	$769,269	$378,134	$(28,212)	$3,974	$1,124,060

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Unaudited)

	Three Months Ended
	September 30,
	2020	2019
Cash Flows from Operating Activities:
Net income	$11,379	$11,370
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,425	1,126
Net accretion of premiums, discounts and loan fees and costs	(4,723)	(3,045)
Deferred income taxes and valuation allowance	855	1,365
Realized gain on bargain purchase	(3,053)	-
Amortization of intangible assets	265	308
Amortization of benefit plans’ unrecognized net gain	21	475
Provision for (reversal of) credit losses	4,059	(782)
Loans originated for sale	(121,596)	(56,826)
Proceeds from sale of mortgage loans held-for-sale	124,105	59,203
Gain on sale of mortgage loans held-for-sale, net	(1,890)	(605)
Realized loss on sale and call of investment securities available for sale	377	14
Realized loss on disposition of premises and equipment	-	106
Increase in cash surrender value of bank owned life insurance	(1,596)	(1,580)
ESOP, stock option plan and restricted stock plan expenses	1,859	2,095
Increase in interest receivable	(1,294)	(33)
Increase in other assets	(3,456)	(16,714)
Increase (decrease) in interest payable	62	(664)
(Decrease) increase in other liabilities	(663)	15,135
Net Cash Provided by Operating Activities	6,136	10,948

Cash Flows from Investing Activities:
Purchases of:
Investment securities available for sale	(259,381)	(8,198)
Proceeds from:
Repayments/calls/maturities of investment securities available for sale	120,894	36,674
Repayments/calls/maturities of investment securities held to maturity	940	-
Sales of investment securities available for sale	19,600	3,646
Purchase of loans	(21,586)	(7,567)
Net decrease in loans receivable	104,354	84,804
Purchase of interest rate caps	-	(1,476)
Additions to premises and equipment	(1,367)	(977)
Redemption of FHLB stock	6,881	451
Net cash acquired in acquisition	4,296	-
Net Cash (Used in) Provided by Investing Activities	$(25,369)	$107,357

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands, Unaudited)

	Three Months Ended
	September 30,
	2020	2019
Cash Flows from Financing Activities:
Net increase in deposits	150,000	49,978
Repayment of term FHLB advances	(865,000)	(835,030)
Proceeds from term FHLB advances	775,000	825,000
Net decrease in other short-term borrowings	(68,635)	(31,271)
Net decrease in advance payments by borrowers for taxes	(355)	(785)
Repurchase and cancellation of common stock of Kearny Financial Corp.	-	(30,582)
Cancellation of shares repurchased on vesting to pay taxes	(49)	(59)
Dividends paid	(6,877)	(5,186)
Net Cash Used in Financing Activities	(15,916)	(27,935)
Net (Decrease) Increase in Cash and Cash Equivalents	(35,149)	90,370
Cash and Cash Equivalents - Beginning	180,967	38,935
Cash and Cash Equivalents - Ending	$145,818	$129,305

Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Income taxes, net of refunds	$5,371	$2,429
Interest	$16,660	$23,876

Non-cash investing and financing activities:
Fair value of assets acquired, net of cash and cash equivalents acquired	$567,816	$-
Fair value of liabilities assumed	$523,926	$-

In conjunction with the adoption of ASU 2019-04, the following qualifying held to maturity securities were transferred to available for sale:
Debt securities transferred from held to maturity to available for sale	$-	$537,732

In conjunction with the adoption of ASU 2016-02, the following assets and liabilities were recognized:
Operating lease right-of-use assets	$-	$17,243
Operating lease liabilities	$-	$17,758

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

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, income, comprehensive (loss) income, changes in stockholders’ equity and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the unaudited consolidated financial statements have been included. The results of operations for the three-month period ended September 30, 2020 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

The data in the consolidated statement of financial condition for June 30, 2020 was derived from the Company’s 2020 Annual Report on Form 10-K. That data, along with the interim unaudited financial information presented in the consolidated statements of financial condition, income, comprehensive income, changes in stockholders’ equity and cash flows should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s 2020 Annual Report on Form 10-K.

Risks and Uncertainties

As previously disclosed, on March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The COVID-19 pandemic has adversely affected, and may continue to adversely affect, local, national and global economic activity. The spread of the outbreak has caused significant disruptions to the U.S. economy, significant reductions in the targeted federal funds rate and has disrupted banking and other financial activity in the areas in which the Company operates. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted to, among other provisions, provide emergency assistance for individuals, families and businesses affected by the COVID-19 pandemic.

  These reductions in interest rates and other effects of the COVID-19 pandemic may continue to materially and adversely affect the Company's financial condition and results of operations in future periods. It is unknown how long the adverse conditions associated with the COVID-19 pandemic will last and what the complete financial effect will be to the Company.  It is possible that estimates made in the financial statements could be materially and adversely impacted as a result of these conditions, including estimates regarding expected credit losses on loans receivable, impairment of investment securities and impairment of goodwill. Although the Company continues to operate while taking steps to ensure the safety of employees and clients, COVID-19 could also potentially create widespread business continuity issues for the Company.

The extent to which the COVID-19 pandemic will continue to impact the Company’s business, financial condition and results of operations in future periods will depend on future developments, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic, as well as further actions the Company may take as may be required by government authorities or that the Company determines is in the best interests of its employees and clients. There is no certainty that such measures will be sufficient to mitigate the risks posed by the pandemic.

Adoption of New Accounting Standards

On July 1, 2020, the Company adopted ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology.  The Company adopted ASU 2016-13 using a modified retrospective approach. Results for reporting periods beginning after July 1, 2020 are presented under Topic 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP.  At adoption, the Company increased its allowance for credit losses by $20.2 million, comprised of $19.6 million for loans receivable and $536,000 for unfunded commitments. Upon adoption the Company recorded a cumulative effect adjustment that reduced stockholders’ equity by $14.2 million, net of tax.

Allowance for Credit Losses

The allowance for credit losses represents the estimated amount considered necessary to cover lifetime expected credit losses inherent in financial assets at the balance sheet date. The measurement of expected credit losses is applicable to loans receivable and securities measured at amortized cost. It also applies to off-balance sheet credit exposures such as loan commitments and unused lines of credit. The allowance is established through a provision for credit losses that is charged against income. The methodology for determining the allowance for credit losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the forecasted economic environment that could result in changes to the amount of the recorded allowance for credit losses. The allowance for credit losses is reported separately as a contra-asset on the consolidated statement of financial condition. The expected credit loss for unfunded lending commitments and unfunded loan commitments is reported on the Consolidated Statement of Financial Condition in other liabilities while the provision for credit losses related to unfunded commitments is reported in other non-interest expense.

Allowance for Credit Losses on Loans Receivable

The allowance for credit losses on loans is deducted from the amortized cost basis of the loan to present the net amount expected to be collected. Expected losses are evaluated and calculated on a collective, or pooled, basis for those loans which share similar risk characteristics. At each reporting period, the Company evaluates whether loans within a pool continue to exhibit similar risk characteristics. If the risk characteristics of a loan change, such that they are no longer similar to other loans in the pool, the Company will evaluate the loan with a different pool of loans that share similar risk characteristics.  If the loan does not share risk characteristics with other loans, the Company will evaluate the loan on an individual basis. The Company evaluates the pooling methodology at least annually. Loans are charged off against the allowance for credit losses when the Company believes the balances to be uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged off or expected to be charged off.

The Company has chosen to segment its portfolio consistent with the manner in which it manages credit risk. Such segments include multi-family, nonresidential mortgage, commercial business, construction, one- to four-family residential, home equity and consumer. For most segments the Company calculates estimated credit losses using a probability of default and loss given default methodology, the results of which are applied to the aggregated discounted cash flow of each individual loan within the segment. The point in time probability of default and loss given default are then conditioned by macroeconomic scenarios to incorporate reasonable and supportable forecasts that affect the collectability of the reported amount.

The Company estimates the allowance for credit losses on loans via a quantitative analysis which considers relevant available information from internal and external sources related to past events and current conditions, as well as the incorporation of reasonable and supportable forecasts. The Company evaluates a variety of factors including third party economic forecasts, industry trends and other available published economic information in arriving at its forecasts. After the reasonable and supportable forecast period, the Company reverts, on a straight-line basis, to average historical losses. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual borrower or the renewal option is included in the original or modified contract at the reporting date and are not unconditionally cancelable by the Company.

Also included in the allowance for credit losses on loans are qualitative reserves to cover losses that are expected but, in the Company’s assessment, may not be adequately represented in the quantitative analysis or the forecasts described above. Factors that the Company considers include changes in lending policies and procedures, business conditions, the nature and size of the portfolio, portfolio concentrations, the volume and severity of past due loans and non-accrual loans, the effect of external factors such as competition, legal and regulatory requirements, among others. Furthermore, the Company considers the inherent uncertainty in quantitative models that are built upon historical data.

Individually Evaluated Loans

On a case-by-case basis, the Company may conclude that a loan should be evaluated on an individual basis based on its disparate risk characteristics. When the Company determines that a loan no longer shares similar risk characteristics with other loans in the portfolio, the allowance will be determined on an individual basis using the present value of expected cash flows or, for collateral-dependent loans, the fair value of the collateral as of the reporting date, less estimated selling costs, as applicable. If the fair value of the collateral is less than the amortized cost basis of the loan, the Company will charge off the difference between the fair value of the collateral, less costs to sell at the reporting date and the amortized cost basis of the loan.

Acquired Loans

Acquired loans are included in the Company's calculation of the allowance for credit losses. How the allowance on an acquired loan is recorded depends on whether or not it has been classified as a Purchased Credit Deteriorated (“PCD”) loan. PCD loans are loans acquired at a discount that is due, in part, to credit quality. PCD loans are accounted for in accordance with ASC Subtopic 326-20 and are initially recorded at fair value as determined by the sum of the present value of expected future cash flows and an allowance for credit losses at acquisition. The allowance for PCD loans is recorded through a gross-up effect, while the allowance for acquired non-PCD loans is recorded through provision expense, consistent with originated loans. Thus, the determination of which loans are PCD and non-PCD can have a significant impact on the accounting for these loans. Subsequent to acquisition, the allowance for PCD loans will generally follow the same estimation, provision and charge-off process as non-PCD acquired and originated loans.

Allowance for Credit Losses on Off-Balance Sheet Commitments

The Company is required to include unfunded commitments that are expected to be funded in the future within the allowance calculation, other than those that are unconditionally cancelable. To arrive at that reserve, the reserve percentage for each applicable segment is applied to the unused portion of the expected commitment balance and is multiplied by the expected funding rate. To determine the expected funding rate, the Company uses a historical utilization rate for each segment. As noted above, the allowance for credit losses on unfunded loan commitments is included in other liabilities on the consolidated statement of financial condition and the related credit expense is recorded in other non-interest expense in the consolidated statements of income.

Allowance for Credit Losses on Held to Maturity Securities

The Company’s entire portfolio of held to maturity securities consists of municipal bonds which are highly rated by major rating agencies and have a long history of no credit losses. In estimating the net amount expected to be collected for held to maturity securities in an unrealized loss position, a historical loss based method is utilized.

Allowance for Credit Losses on Available for Sale Securities

For available for sale securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more than likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities available for sale that do not meet the above criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating by a rating agency, and adverse conditions related to the security, among other factors.  If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of tax. The Company elected the practical expedient of zero loss estimates for securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rate by major agencies and have a long history of no credit losses.

Changes in the allowance for credit losses are recorded as provision for, or reversal of, credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued Interest Receivable

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans, available for sale securities, and held to maturity securities. Accrued interest receivable on loans is reported as a component of accrued interest receivable on the Consolidated Statement of Financial Condition, totaled $16.2 million at September 30, 2020 and is excluded from the estimate of credit losses. Accrued interest receivable on available of sale securities and held to maturity securities, also a component of accrued interest receivable on the Consolidated Statement of Financial Condition, totaled $3.9 million and $241,000, respectively, at September 30, 2020 and is excluded from the estimate of credit losses.

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

The following schedule shows the Company’s earnings per share calculations for the periods presented:

	Three Months Ended September 30,
	2020	2019
Net income	$11,379	$11,370

Weighted average number of common shares outstanding - basic	86,008	84,756
Effect of dilutive securities	1	37
Weighted average number of common shares outstanding- diluted	86,009	84,793

Basic earnings per share	$0.13	$0.13
Diluted earnings per share	$0.13	$0.13

Stock options for 3,910,398 and 3,245,000 shares of common stock were not considered in computing diluted earnings per share at September 30, 2020 and September 30, 2019, respectively, because they were considered anti-dilutive.

3.     SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of September 30, 2020, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date this document was filed.

4.    ACQUISITION OF MSB FINANCIAL CORP.

On July 10, 2020, the Company completed its acquisition of MSB Financial Corp. (“MSB”), and its subsidiary Millington Bank.  In accordance with the merger agreement, approximately $9.8 million in cash and 5,853,811 shares of Company common stock was distributed to former MSB shareholders in exchange for their shares of MSB common stock.

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their fair values as of July 10, 2020 based on management’s best estimate using the information available as of the merger date.  The application of the acquisition method of accounting resulted in the recognition of bargain purchase gain of $3.1 million and a core deposit intangible of $690,000.  Accounting guidance provides that an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period, which runs through July 10, 2021, in the measurement period in which the adjustment amounts are determined.  The acquirer must record in the financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the changes to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Items that could be subject to adjustment include credit fair value adjustments on loans, core deposit intangible and the deferred income tax assets resulting from the acquisition.

The Company recorded the assets acquired and liabilities assumed through the merger at fair value as summarized in the following table:

	As Recorded by MSB	Fair Value Adjustments		As Recorded at Acquisition
	(In Thousands)
Cash paid for acquisition				$9,830
Value of stock issued				45,133
Total purchase price				$54,963

Cash and cash equivalents	$14,126	$-		$14,126
Investment securities	4,000	(510)	(a)	3,490
Loans receivable	537,589	(7,345)	(b)	530,244
Allowance for loan losses	(6,037)	6,037	(c)	-
Premises and equipment	7,698	(3,221)	(d)	4,477
FHLB stock	3,345	-		3,345
Accrued interest receivable	1,701	-		1,701
Core deposit intangibles	-	690	(e)	690
Bank owned life insurance	14,663	-		14,663
Deferred income taxes, net	1,729	2,152	(f)	3,881
Other assets	4,830	495	(g)	5,325
Total assets acquired	$583,644	$(1,702)		$581,942

Deposits	$458,392	$1,786	(h)	$460,178
FHLB borrowings	62,900	-		62,900
Advance payments by borrowers for taxes	794	-		794
Other liabilities	810	(756)	(i)	54
Total liabilities assumed	$522,896	$1,030		$523,926

Net assets acquired				$58,016
Bargain purchase gain				$(3,053)

Explanation of certain fair value related adjustments:

(a)	Represents the fair value adjustments on investment securities.
(b)	Represents the fair value adjustments on the net book value of loans, which includes an interest rate mark and credit mark adjustment and the reversal of deferred fees/costs and premiums.
(c)	Represents the elimination of MSB’s allowance for loan losses.
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

(f)	Represents an adjustment to net deferred tax assets resulting from the fair value adjustments related to the acquired assets, liabilities assumed and identifiable intangible assets recorded.
(g)	Represents an adjustment to other assets acquired.
(h)	Represents fair value adjustments on time deposits, which will be treated as a reduction of interest expense over the remaining term of the time deposits.
(i)	Represents an adjustment to other liabilities assumed.

The fair value of loans acquired from MSB was estimated using cash flow projections based on the remaining maturity and repricing terms. Cash flows were adjusted by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans. There was no carryover of MSB’s allowance for loan losses associated with the loans that were acquired.  For information regarding purchased loans which have been determined to be PCD, refer to Note 8, Loans Receivable.

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

5.    MERGER RELATED EXPENSES

Merger-related expenses were recorded in the Consolidated Statements of Income as a component of non-interest expense and include costs relating to the Company’s acquisition of MSB, as described above.  These charges represent one-time costs associated with acquisition activities and do not represent ongoing costs of the fully integrated combined organization.  Accounting guidance requires that acquisition-related transactional and restructuring costs incurred by the Company be charged to expense as incurred. Direct acquisition and other charges incurred in connection with the MSB merger totaled $4.3 million for the three months ended September 30, 2020 and $951,000 for the fiscal year ended June 30, 2020.  Direct acquisition and other charges were recorded in merger-related expense on the consolidated statements of income.

6.     RECENT ACCOUNTING PRONOUNCEMENTS

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

Adoption of New Accounting Standards

On July 1, 2020 the Company adopted ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This ASU replaced the incurred loss methodology with an expected loss methodology that is referred to as the CECL methodology.  The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost including loan receivables and held to maturity debt securities.  This ASU also applies to off-balance exposures.  In addition, this ASU made certain changes to the accounting for available for sale securities debt securities. Credit losses are required to be presented as an allowance rather than as a write-down on available for sale debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell. The Company adopted Topic 326 and all its related updates on July 1, 2020, using the modified retrospective approach for financial assets measured at amortized cost.  Results for reporting periods after July 1, 2020 are presented in accordance to the guidance under Topic 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.  Upon adoption the Company recorded a cumulative effect adjustment that reduced stockholders’ equity by $14.2 million, net of tax. Additional information regarding the adoption of ASU 2016-13 is presented in Note 1, Summary of Significant Accounting Policies.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies subsequent measurement of goodwill by eliminating Step 2 of the impairment test while retaining the option to perform the qualitative assessment for a reporting unit to determine whether the quantitative impairment test is necessary. The ASU also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform a quantitative goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. For public entities, ASU 2017-04 is effective for fiscal years beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill impairment testing dates beginning after January 1, 2017. The Company is applying the amendments of ASU 2017-04 prospectively for goodwill impairment testing conducted after July 1, 2020.

7.     SECURITIES

At September 30, 2020, there was no allowance for credit losses on available for sale securities. The following tables present the amortized cost, gross unrealized gains and losses and estimated fair values for available for sale securities and the amortized cost, gross unrecognized gains and losses and estimated fair values for held to maturity securities as of the dates indicated:

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for sale:
Debt securities:
Obligations of state and political subdivisions	$49,697	$1,180	$-	$50,877
Asset-backed securities	260,174	239	1,612	258,801
Collateralized loan obligations	198,015	8	1,625	196,398
Corporate bonds	121,436	1,123	283	122,276
Trust preferred securities	2,967	-	194	2,773
Total debt securities	632,289	2,550	3,714	631,125

Mortgage-backed securities:
Collateralized mortgage obligations (1)	25,065	705	-	25,770
Residential pass-through securities (1)	611,981	13,734	-	625,715
Commercial pass-through securities (1)	215,166	10,794	28	225,932
Total mortgage-backed securities	852,212	25,233	28	877,417

Total securities available for sale	$1,484,501	$27,783	$3,742	$1,508,542

(1)	Government-sponsored enterprises.

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for sale:
Debt securities:
Obligations of state and political subdivisions	$52,843	$1,211	$-	54,054
Asset-backed securities	177,413	-	4,966	172,447
Collateralized loan obligations	198,619	-	4,831	193,788
Corporate bonds	142,942	1,267	570	143,639
Trust preferred securities	2,967	-	340	2,627
Total debt securities	574,784	2,478	10,707	566,555

Mortgage-backed securities:
Collateralized mortgage obligations (1)	30,043	860	-	30,903
Residential pass-through securities (1)	543,819	18,135	-	561,954
Commercial pass-through securities (1)	214,575	11,716	-	226,291
Total mortgage-backed securities	788,437	30,711	-	819,148

Total securities available for sale	$1,363,221	$33,189	$10,707	$1,385,703

(1)	Government-sponsored enterprises.

	September 30, 2020
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Held to maturity:
Debt securities:
Obligations of state and political subdivisions	$31,576	$1,560	$-	$33,136
Total debt securities	31,576	1,560	-	33,136

Total securities held to maturity	$31,576	$1,560	$-	$33,136

	June 30, 2020
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Held to maturity:
Debt securities:
Obligations of state and political subdivisions	$32,556	$1,513	$-	$34,069
Total debt securities	32,556	1,513	-	34,069

Total securities held to maturity	$32,556	$1,513	$-	$34,069

The following tables present the amortized cost and estimated fair values of debt securities, by contractual maturity, at September 30, 2020:

	September 30, 2020
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities:
Due in one year or less	$6,696	$6,727
Due after one year through five years	85,068	86,141
Due after five years through ten years	289,819	291,495
Due after ten years	282,282	279,898
Total	$663,865	$664,261

Sales of securities available for sale were as follows for the periods presented below:

	Three Months Ended
	September 30,
	2020	2019
	(In Thousands)
Available for sale securities sold:
Proceeds from sales of securities	$19,600	$3,646

Gross realized gains	$-	$12
Gross realized losses	(385)	(28)
Net loss on sales of securities	$(385)	$(16)

Calls of securities available for sale during the three months ended September 30, 2020 and September 30, 2019 resulted in gross gains of $8,000 and $2,000, respectively.  During the three months ended September 30, 2020 and September 30, 2019, there were no gains or losses recorded on sales and calls of securities held to maturity.

The carrying value of securities pledged for borrowings at the FHLB and other institutions, and securities pledged for public funds and other purposes, were as follows as of the dates presented below:

	September 30,	June 30,
	2020	2020
	(In Thousands)
Securities pledged:
Pledged for borrowings at the FHLB of New York	$166,267	$155,288
Pledged to secure public funds on deposit	107,260	19,944
Pledged for potential borrowings at the Federal Reserve Bank of New York	342,601	366,482
Pledged as collateral for depositor sweep accounts	-	7,830
Total carrying value of securities pledged	$616,128	$549,544

The following tables present the gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that securities have been in a continuous unrealized loss position within the available for sale portfolio at September 30, 2020 and June 30, 2020:

	September 30, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale:
Asset-backed securities	$81,712	$1,006	$54,166	$606	13	$135,878	$1,612
Collateralized loan obligations	53,946	228	134,037	1,397	18	187,983	1,625
Corporate bonds	33,302	199	19,916	84	7	53,218	283
Trust preferred securities	-	-	2,773	194	2	2,773	194
Commercial pass-through securities	15,496	28	-	-	1	15,496	28

Total	$184,456	$1,461	$210,892	$2,281	41	$395,348	$3,742

	June 30, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale:
Asset-backed securities	$146,494	$3,962	$25,954	$1,004	16	$172,448	$4,966
Collateralized loan obligations	71,282	1,245	122,506	3,586	19	193,788	4,831
Corporate bonds	24,764	236	39,651	334	8	64,415	570
Trust preferred securities	-	-	2,626	340	2	2,626	340

Total	$242,540	$5,443	$190,737	$5,264	45	$433,277	$10,707

At September 30, 2020 and June 30, 2020, there were no held to maturity securities with unrecognized losses.

Available for sale securities are evaluated to determine if a decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. An impairment related to credit factors would be recorded through an allowance for credit losses. The allowance is limited to the amount by which the security’s amortized cost basis exceeds the fair value. An impairment that has not been recorded through an allowance for credit losses shall be recorded through other comprehensive income, net of applicable taxes. Investment securities will be written down to fair value through the consolidated statement of income when management intends to sell, or may be required to sell, the securities before they recover in value.  The issuers of these securities continue to make timely principal and interest payments and none of these securities were past due or were placed in nonaccrual status at September 30, 2020. Management believes that the unrealized losses on these securities are a function of changes in market interest rates and credit spreads, not changes in credit quality. Therefore, no allowance for credit losses was recorded at September 30, 2020.

At September 30, 2020, the Company’s entire portfolio of held to maturity securities consists of municipal bonds which are highly rated by major rating agencies and have a long history of no credit losses.  None of the securities in the Company’s portfolio of held to maturity municipal bonds were in an unrealized loss position. The Company continually monitors the municipal bond sector of the market and reviews collectability including such factors as the financial condition of the issuers including credit ratings in effect as of the reporting period.

8.     LOANS RECEIVABLE

The following table sets forth the composition of the Company’s loan portfolio at September 30, 2020 and June 30, 2020:

	September 30,	June 30,
	2020	2020
	(In Thousands)
Commercial loans:
Multi-family mortgage	$2,110,300	$2,059,568
Nonresidential mortgage	1,124,330	960,853
Commercial business (1)	255,888	138,788
Construction	79,178	20,961
Total commercial loans	3,569,696	3,180,170

One- to four-family residential mortgage	1,353,197	1,273,022

Consumer loans:
Home equity loans	71,540	82,920
Other consumer	4,136	3,991
Total consumer loans	75,676	86,911

Total loans	4,998,569	4,540,103

Unaccreted yield adjustments	(43,819)	(41,706)

Total loans receivable, net of yield adjustments	$4,954,750	$4,498,397

(1)

Includes Paycheck Protection Program (“PPP”) loans of $83.4 million and $69.0 million as of September 30, 2020 and June 30, 2020, respectively. The balance of PPP loans at September 30, 2020 includes loans acquired in conjunction with the Company’s acquisition of MSB Financial Corp. on July 10, 2020.

Past Due Loans

Past due status is based on the contractual payment terms of the loans. The following tables present the payment status of past due loans as of September 30, 2020 and June 30, 2020, by loan segment:

	September 30, 2020
	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Current	$2,110,300	$1,100,082	$255,524	$79,154	$1,345,532	$71,057	$4,129	$4,965,778
Past due:
30-59 days	-	6,171	-	24	1,558	6	2	7,761
60-89 days	-	497	60	-	1,024	6	-	1,587
90 days and over	-	17,580	304	-	5,083	471	5	23,443
Total past due	-	24,248	364	24	7,665	483	7	32,791

Total loans	$2,110,300	$1,124,330	$255,888	$79,178	$1,353,197	$71,540	$4,136	$4,998,569

	June 30, 2020

	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Current	$2,059,568	$941,714	$138,439	$20,961	$1,264,267	$82,358	$3,981	$4,511,288
Past due:
30-59 days	-	-	-	-	3,211	169	-	3,380
60-89 days	-	14,478	-	-	1,038	13	5	15,534
90 days and over	-	4,661	349	-	4,506	380	5	9,901
Total past due	-	19,139	349	-	8,755	562	10	28,815

Total loans	$2,059,568	$960,853	$138,788	$20,961	$1,273,022	$82,920	$3,991	$4,540,103

Nonperforming Loans

Loans are generally placed on nonaccrual status when contractual payments become 90 or more days past due or when the Company does not expect to receive all principal and interest payments (“P&I”) owed substantially in accordance with the terms of the loan agreement, regardless of past due status. Loans that become 90 days past due, but are well secured and in the process of collection, may remain on accrual status. Nonaccrual loans are generally returned to accrual status when all payments due are brought current and we expect to receive all remaining P&I payments owed substantially in accordance with the terms of the loan agreement.  Payments received in cash on nonaccrual loans, including both the principal and interest portions of those payments, are generally applied to reduce the carrying value of the loan. The Company did not recognize interest income on non-accrual loans for the three months ended September 30, 2020 and September 30, 2019.

The following tables present information relating to the Company’s nonperforming loans as of September 30, 2020 and June 30, 2020:

	September 30, 2020
	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Performing	$2,107,376	$1,097,576	$255,349	$76,640	$1,341,463	$70,959	$4,131	$4,953,494
Nonperforming:
90 days and over past due accruing	-	238	-	-	-	-	-	238
Nonaccrual loans with allowance for credit losses	-	3,191	124	-	1,401	6	5	4,727
Nonaccrual loans with no allowance for credit losses	2,924	23,325	415	2,538	10,333	575	-	40,110
Total nonperforming	2,924	26,754	539	2,538	11,734	581	5	45,075

Total loans	$2,110,300	$1,124,330	$255,888	$79,178	$1,353,197	$71,540	$4,136	$4,998,569

	June 30, 2020
	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Performing	$2,056,606	$936,917	$138,196	$20,961	$1,264,663	$82,078	$3,986	$4,503,407
Nonperforming:
90 days and over past due accruing	-	-	-	-	-	-	5	5
Nonaccrual	2,962	23,936	592	-	8,359	842	-	36,691
Total nonperforming	2,962	23,936	592	-	8,359	842	5	36,696

Total loans	$2,059,568	$960,853	$138,788	$20,961	$1,273,022	$82,920	$3,991	$4,540,103

Troubled Debt Restructurings (“TDRs”)

On a case-by-case basis, the Company may agree to modify the contractual terms of a loan to assist a borrower who may be experiencing financial difficulty, as well as to preserve the Company’s position in the loan. If the borrower is experiencing financial difficulties and a concession has been made at the time of such modification, the loan is classified as a TDR.  At September 30, 2020, the Company had TDRs totaling $20.1 million. The allowance for credit losses associated with the TDRs presented in the tables below totaled $210,000 and $8,000 as of September 30, 2020 and June 30, 2020, respectively. As of September 30, 2020, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured in a TDR.

The following tables present total TDR loans at September 30, 2020 and June 30, 2020:

	September 30, 2020
	Accrual		Non-accrual		Total
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(Dollars In Thousands)
Commercial loans:
Multi-family mortgage loans	-	$-	1	$2,924	1	$2,924
Nonresidential mortgage	1	110	8	2,755	9	2,865
Commercial business	5	5,103	5	434	10	5,537
Construction	-	-	1	2,538	1	2,538
Total commercial loans	6	5,213	15	8,651	21	13,864

One- to four-family residential mortgage	14	2,067	19	3,541	33	5,608

Consumer loans:
Home equity loans	8	543	1	97	9	640
Total	28	$7,823	35	$12,289	63	$20,112

	June 30, 2020
	Accrual		Non-accrual		Total
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(Dollars In Thousands)
Commercial loans:
Multi-family mortgage loans	-	$-	1	$2,962	1	$2,962
Nonresidential mortgage	1	112	9	5,442	10	5,554
Commercial business	5	5,179	6	446	11	5,625
Total commercial loans	6	5,291	16	8,850	22	14,141

One- to four-family residential mortgage	14	2,407	20	3,811	34	6,218

Consumer loans:
Home equity loans	12	715	2	448	14	1,163
Total	32	$8,413	38	$13,109	70	$21,522

The following tables present information regarding the restructuring of the Company’s troubled debts during the three months ended September 30, 2020 and September 30, 2019.

	Three Months Ended September 30, 2020
	# of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
	(Dollars In Thousands)
Residential mortgage	1	$309	$308
Total	1	$309	$308

	Three Months Ended September 30, 2019
	# of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
	(Dollars In Thousands)
Commercial business	3	1,775	1,829
Residential mortgage	2	1,002	938
Home equity loans	1	82	81
Total	6	$2,859	$2,848

During the three months ended September 30, 2019, TDRs resulted in charge-offs of $8,000 which were recognized at modification. During the three months ended September 30, 2020, there were no charge-offs related to TDRs. During the three months ended September 30, 2020 and 2019, there were no troubled debt restructuring defaults.

Loan modifications generally involve a reduction in interest rates and/or extension of maturity dates and also may include step up interest rates in their modified terms which will impact their weighted average yield in the future. The residential mortgage loan which qualified as a TDR during the three months ended September 30, 2020, capitalized prior past due amounts and modified the loan’s repayment terms.

In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications.  The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term modifications such as payment deferrals, fee waivers, extension of repayment terms, or other delays in payment that are insignificant. Provisions of the CARES Act largely mirrored the provisions of the interagency statement, providing that modified loans were not to be considered TDRs if they were performing at December 31, 2019 and other considerations set forth in the interagency statements were met. Borrowers considered current are those that are less than 30 days past due at the time a modification program is implemented or at December 31, 2019. As of September 30, 2020, the Company had 63 non-TDR modified loans totaling approximately $76.9 million.

The following table sets forth the composition of these loans by loan segments as of September 30, 2020:

	September 30, 2020
	# of Loans (1)	Balance (1)
	(Dollars In Thousands)
Commercial loans:
Multi-family mortgage loans	7	$15,910
Nonresidential mortgage	11	41,660
Commercial business	4	2,684
Construction	1	2,537
Total commercial loans	23	62,791

Residential mortgage	36	13,866

Consumer loans:
Home equity loans	4	252

Total loans	63	$76,909

(1)	Includes loans acquired in conjunction with the Company’s acquisition of MSB Financial Corp. on July 10, 2020.

Individually Analyzed Loans

Effective July 1, 2020, individually analyzed loans include loans which do not share similar risk characteristics with other loans. TDR’s will generally be evaluated for individual impairment, however, after a period of sustained repayment performance which permits the credit to be returned to accrual status, a TDR would generally be removed from individual impairment analysis and returned to its corresponding pool. As of September 30, 2020, the carrying value of individually analyzed loans totaled $44.8 million, of which $32.5 million were considered collateral dependent.

For collateral dependent loans where management has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and repayment of the loan is to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral, less costs to sell, and the amortized cost basis of the loan as of the measurement date. See Note 16 for additional disclosure regarding fair value of individually analyzed collateral dependent loans.

The following table presents the carrying value of collateral dependent individually analyzed loans:

	September 30, 2020
	Carrying Value	Related Allowance
	(In Thousands)
Commercial loans:
Nonresidential mortgage (1)	$24,120	$580
Commercial business (2)	199	-
Total commercial loans	24,319	580

Residential mortgage (3)	7,722	218

Consumer loans:
Home equity loans (3)	471	-

Total	$32,512	$798

(1)	Secured by income-producing property.
(2)	Secured by business assets.
(3)	Secured by one- to four-family properties.

The following table presents, under previously applicable GAAP, loans individually evaluated for impairment by portfolio segment as of June 30, 2020:

	June 30, 2020
	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Carrying value of impaired loans:

Non-impaired loans	$2,056,606	$936,805	$132,999	$20,961	$1,262,256	$81,363	$3,991	$4,494,981
Impaired loans:
Impaired loans with no allowance for impairment	2,962	22,516	5,622	-	10,659	1,557	-	43,316
Impaired loans with allowance for impairment:
Recorded investment	-	1,532	167	-	107	-	-	1,806
Allowance for impairment	-	(41)	(47)	-	(1)	-	-	(89)
Balance of impaired loans net of allowance for impairment	-	1,491	120	-	106	-	-	1,717
Total impaired loans, excluding allowance for impairment:	2,962	24,048	5,789	-	10,766	1,557	-	45,122

Total loans	$2,059,568	$960,853	$138,788	$20,961	$1,273,022	$82,920	$3,991	$4,540,103

Unpaid principal balance of impaired loans:
Total impaired loans	$3,544	$25,898	$8,778	$73	$12,908	$1,950	$-	$53,151

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually to classify the loans as to credit risk.  The Company uses the following definitions for risk ratings:

Pass – Loans that are well protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral in a timely manner.

Special Mention – Loans which do not currently expose the Company to a sufficient degree of risk to warrant an adverse classification but have some credit deficiencies or other potential weaknesses.

Substandard – Loans which are inadequately protected by the paying capacity and net worth of the obligor or the collateral pledged, if any.  Substandard assets include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful – Loans which have all of the weaknesses inherent in those classified as Substandard, with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions and values.

Loss – Loans which considered uncollectible or of so little value that their continuance as assets is not warranted.

The following table presents the risk category of loans as of September 30, 2020 by loan segment and vintage year:

	Term Loans Amortized Cost by Origination Year for Fiscal Years ended June 30,
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
	(In Thousands)
Multi-family mortgage:
Pass	$71,975	$261,063	$436,822	$413,844	$416,703	$486,683	$-	$2,087,090
Special Mention	-	-	-	-	-	10,060	-	10,060
Substandard	-	-	-	2,924	10,226	-	-	13,150
Doubtful	-	-	-	-	-	-	-	-
Total multi-family mortgage	71,975	261,063	436,822	416,768	426,929	496,743	-	2,110,300
Non-residential mortgage:
Pass	10,968	85,510	79,459	79,873	296,213	533,504	6,249	1,091,776
Special Mention	-	-	-	-	-	4,373	-	4,373
Substandard	-	-	-	-	16,028	12,153	-	28,181
Doubtful	-	-	-	-	-	-	-	-
Total non-residential mortgage	10,968	85,510	79,459	79,873	312,241	550,030	6,249	1,124,330
Commercial business:
Pass	18,802	97,441	5,086	28,363	11,684	26,666	62,032	250,074
Special Mention	-	-	11	2,370	147	15	-	2,543
Substandard	-	84	-	1,598	65	1,337	187	3,271
Doubtful	-	-	-	-	-	-	-	-
Total commercial business	18,802	97,525	5,097	32,331	11,896	28,018	62,219	255,888
Construction loans:
Pass	1,454	17,123	14,354	20,643	15,715	1,592	5,735	76,616
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	2,562	-	2,562
Doubtful	-	-	-	-	-	-	-	-
Total construction loans	1,454	17,123	14,354	20,643	15,715	4,154	5,735	79,178
Residential mortgage:
Pass	50,150	204,875	114,802	111,794	178,430	673,678	921	1,334,650
Special Mention	-	-	-	-	-	713	-	713
Substandard	-	452	589	-	573	16,220	-	17,834
Doubtful	-	-	-	-	-	-	-	-
Total residential mortgage	50,150	205,327	115,391	111,794	179,003	690,611	921	1,353,197
Home equity loans:
Pass	206	4,672	8,192	4,158	3,366	20,943	28,637	70,174
Special Mention	-	-	-	-	-	175	26	201
Substandard	-	-	-	-	68	1,097	-	1,165
Doubtful	-	-	-	-	-	-	-	-
Total home equity loans	206	4,672	8,192	4,158	3,434	22,215	28,663	71,540
Other consumer loans
Pass	280	565	818	240	137	1,899	75	4,014
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	1	1
Doubtful	-	-	-	-	-	5	116	121
Other consumer loans	280	565	818	240	137	1,904	192	4,136
Total loans	$153,835	$671,785	$660,133	$665,807	$949,355	$1,793,675	$103,979	$4,998,569

The following table presents, under previously applicable GAAP, the risk category of loans as of June 30, 2020 by loan segment:

	June 30, 2020
	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Pass	$2,055,520	$932,202	$132,818	$20,961	$1,258,246	$81,120	$3,979	$4,484,846

Special Mention	1,086	4,373	2,585	-	981	157	5	9,187
Substandard	2,962	24,278	3,385	-	13,795	1,643	6	46,069
Doubtful	-	-	-	-	-	-	1	1

Total loans	$2,059,568	$960,853	$138,788	$20,961	$1,273,022	$82,920	$3,991	$4,540,103

Purchased Credit Deteriorated Loans

Loans acquired in a business combination after July 1, 2020 are recorded in accordance with ASC Topic 326, after which acquired loans are separated into two types. PCD loans are acquired loans that, as of the acquisition date, have experienced a more-than-insignificant deterioration in credit quality since origination. Non-PCD loans are acquired loans that have experienced no or insignificant deterioration in credit quality since origination. To distinguish between the two types of acquired loans, the Company evaluates risk characteristics that have been determined to be indicators of deteriorated credit quality. The determining criteria may involve loan specific characteristics such as payment status, debt service coverage or other changes in creditworthiness since the loan was originated, while others are relevant to recent economic conditions, such as borrowers in industries impacted by the pandemic.

As part of the acquisition of MSB, the Company has purchased loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination.  The carrying amount of those loans is as follows:

At July 10, 2020
(In Thousands)
Purchase price of PCD loans at acquisition	$69,415
Allowance for credit losses at acquisition	(3,901)
Non-credit discount at acquisition	(167)
Amortized cost of acquired PCD loans at acquisition	$65,347

Residential Mortgage Loans in Foreclosure

We may obtain physical possession of one- to four-family real estate collateralizing a residential mortgage loan via foreclosure or through an in-substance repossession. As of September 30, 2020, we held one single-family property in other real estate owned with an aggregate carrying value of $178,000 that was acquired through a foreclosure on a residential mortgage loan.  As of that same date, we held nine residential mortgage loans with aggregate carrying values totaling $1.7 million which were in the process of foreclosure.

As of June 30, 2020, we held one single-family property in other real estate owned with an aggregate carrying value of $178,000 that was acquired through a foreclosure on a residential mortgage loan.  As of that same date, we held nine residential mortgage loans with aggregate carrying values totaling $1.9 million which were in the process of foreclosure.

The States of New Jersey and New York have issued executive orders and enacted legislation declaring moratoriums on removing individuals from a residential property as a result of an eviction or foreclosure proceeding. The New Jersey order will be in effect until two months after the Governor has declared an end to the COVID-19 health crisis. The New York law will be in effect until the state’s COVID-19-related executive orders are no longer in effect. As a result, since March 28, 2020, the Company has temporarily suspended residential property foreclosure sales and evictions.

9.     ALLOWANCE FOR CREDIT LOSSES

Adoption of Topic 326

On July 1, 2020, the Company adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which replaces the incurred loss methodology with an expected loss methodology, referred to as the “CECL” methodology.  See Note 1, Summary of Significant Accounting Policies for additional information on the adoption of Topic 326.

Allowance for Credit Losses on Loans Receivable

The following tables present the balance of the allowance for credit losses at September 30, 2020 and June 30, 2020.  For the three months ended September 30, 2020, the balance of the allowance for credit losses is based on the CECL methodology, as noted above. For the year ended June 30, 2020, the allowance for loan losses is based upon the calculation methodology as described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020. The tables identify the valuation allowances attributable to specifically identified impairments on individually evaluated loans, including those acquired with deteriorated credit quality, as well as valuation allowances for impairments on loans evaluated collectively. The tables include the underlying balance of loans receivable applicable to each category as of those dates.

Allowance for Credit Losses
September 30, 2020

	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of allowance for credit losses:
Loans acquired with deteriorated credit quality individually analyzed	$-	$527	$-	$-	$218	$-	$-	$745
Loans acquired with deteriorated credit quality collectively analyzed	211	1,126	854	136	249	22	-	2,598
Loans individually evaluated for impairment	-	54	681	-	1	-	-	736
Loans collectively evaluated for impairment	28,355	13,387	2,820	969	14,367	836	47	60,781
Total allowance for credit losses	$28,566	$15,094	$4,355	$1,105	$14,835	$858	$47	$64,860

Balance of Loans Receivable
September 30, 2020

	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of loans receivable:
Loans acquired with deteriorated credit quality individually evaluated	$-	$1,658	$200	$-	$3,853	$366	$-	$6,077
Loans acquired with deteriorated credit quality collectively evaluated	5,690	31,733	11,711	9,408	4,995	369	5	63,911
Loans individually evaluated for impairment	2,924	24,858	339	2,538	7,881	215	-	38,755
Loans collectively evaluated for impairment	2,101,686	1,066,081	243,638	67,232	1,336,468	70,590	4,131	4,889,826
Total loans	$2,110,300	$1,124,330	$255,888	$79,178	$1,353,197	$71,540	$4,136	$4,998,569
Unaccreted yield adjustments								(43,819)
Loans receivable, net of yield adjustments								$4,954,750

Allowance for Loan Losses
June 30, 2020

	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of allowance for loan losses:
Loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Loans individually evaluated for impairment	-	41	47	-	1	-	-	89
Loans collectively evaluated for impairment	20,916	8,722	1,879	236	4,859	568	58	37,238
Total allowance for loan losses	$20,916	$8,763	$1,926	$236	$4,860	$568	$58	$37,327

Balance of Loans Receivable
June 30, 2020

	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of loans receivable:
Loans acquired with deteriorated credit quality	$-	$-	$222	$-	$77	$-	$-	299
Loans individually evaluated for impairment	2,962	24,048	5,567	-	10,689	1,557	-	44,823
Loans collectively evaluated for impairment	2,056,606	936,805	132,999	20,961	1,262,256	81,363	3,991	4,494,981
Total loans	$2,059,568	$960,853	$138,788	$20,961	$1,273,022	$82,920	$3,991	$4,540,103
Unaccreted yield adjustments								(41,706)
Loans receivable, net of yield adjustments								$4,498,397

The following table presents the activity in the ACL on loans for the three months ended September 30, 2020:

	Three Months Ended September 30, 2020
	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Changes in the allowance for credit losses for the three months ended September 30, 2020:

At June 30, 2020 (prior to adoption of ASC 326):	$20,916	$8,763	$1,926	$236	$4,860	$568	$58	$37,327

Impact of adopting Topic 326	8,408	2,390	(421)	80	9,106	92	(15)	19,640
Charge offs	-	-	(63)	-	-	-	(10)	(73)
Recoveries	-	-	2	-	-	-	4	6
Initial allowance on PCD loans	250	1,720	1,007	99	720	105	-	3,901
Provision for credit losses	(1,008)	2,221	1,904	690	149	93	10	4,059

Total allowance for credit losses	$28,566	$15,094	$4,355	$1,105	$14,835	$858	$47	$64,860

For the accounting policy on the allowance for loan losses that was in effect prior to the adoption of Topic 326, see Note 1 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2020. The following table presents the activity in the allowance for loan losses for the three months ended September 30, 2019:

	Three Months Ended September 30, 2019
	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the three months ended September 30, 2019:

At June 30, 2019:	$16,959	$9,672	$2,467	$136	$3,377	$491	$172	$33,274

Total charge offs	-	-	-	-	-	-	(64)	(64)
Total recoveries	-	-	-	-	-	-	4	4
Total provisions	(257)	(301)	(174)	4	(70)	(13)	29	(782)

Total allowance for loan losses	$16,702	$9,371	$2,293	$140	$3,307	$478	$141	$32,432

Allowance for Credit Losses on Off Balance Sheet Commitments

The following table presents the activity in the ACL on off balance sheet commitments for the three months ended September 30, 2020:

Three Months Ended
September 30, 2020
(In Thousands)
Changes in the allowance for credit losses for the three months ended September 30, 2020:

At June 30, 2020	$-

Impact of adopting Topic 326 (1)	536
Provision recorded in other non-interest expense	468

Total allowance for credit losses on off balance sheet commitments	$1,004

(1)	Adoption of CECL accounting standard effective July 1, 2020.

10.     LEASES

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

As of September 30, 2020, the weighted average remaining lease term for operating leases was 7.91 years and the weighted average discount rate used in the measurement of operating lease liabilities was 2.36%.

The Company has elected to account for lease and non-lease components separately since such amounts are readily determinable under the Company’s lease contracts.  Total operating lease costs for the three months ended September 30, 2020 and September 30, 2019 was $1.0 million and $1.1 million, respectively.

There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the three months ended September 30, 2020.  At September 30, 2020, the Company had no leases that had not yet commenced.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability at September 30, 2020 is as follows:

September 30,
2020
(In Thousands)
Less than one year	$3,649
After one year but within two years	3,311
After two years but within three years	2,606
After three years but within four years	1,877
After four years but within five years	1,498
Greater than five years	7,007
Total undiscounted cash flows	19,948
Less: discount on cash flows	(2,028)
Total lease liability	$17,920

11.     DEPOSITS

Deposits are summarized as follows:

	September 30,	June 30,
	2020	2020
	(In Thousands)
Non-interest-bearing demand	$487,710	$419,138
Interest-bearing demand	1,561,135	1,264,151
Savings	1,025,245	906,597
Certificates of deposits	1,965,822	1,840,396
Total deposits	$5,039,912	$4,430,282

12.     BORROWINGS

Fixed rate advances from the FHLB of New York mature as follows:

	September 30, 2020		June 30, 2020
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars in Thousands)
By remaining period to maturity:
Less than one year	$775,000	0.40%	$865,000	0.45%
One to two years	27,000	2.85	27,000	2.85
Two to three years	145,000	3.04	145,000	3.04
Three to four years	22,500	2.63	22,500	2.63
Four to five years	103,500	2.68	103,500	2.68
Greater than five years	6,500	2.82	6,500	2.82
Total advances	1,079,500	1.10%	1,169,500	1.08%
Unamortized fair value adjustments	(1,960)		(2,071)
Total advances, net of fair value adjustments	$1,077,540		$1,167,429

At September 30, 2020, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $3.13 billion and $166.3 million, respectively. At June 30, 2020, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $3.21 billion and $155.3 million, respectively.

Borrowings at June 30, 2020 also included overnight borrowings in the form of depositor sweep accounts totaling $5.7 million, while there were no such borrowings at September 30, 2020.

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

Fair Values of Derivative Instruments on the Statement of Financial Condition

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Statement of Financial Condition as of September 30, 2020 and June 30, 2020:

	September 30, 2020
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$175	Other liabilities	$15,857
Total		$175		$15,857

	June 30, 2020
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$235	Other liabilities	$18,177
Total		$235		$18,177

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using derivatives are primarily to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps and caps as part of its interest rate risk management strategy.  These interest rate products are designated as cash flow hedges.  As of September 30, 2020, the Company had a total of 14 interest rate swaps and caps with a total notional amount of $1.23 billion hedging specific wholesale funding positions.

For derivatives designated as cash flow hedges, the gain or loss on the derivative is recorded in other comprehensive income, net of tax, and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate wholesale funding positions.  During the three months ended September 30, 2020, the Company had $2.4 million of reclassifications to interest expense.  During the next twelve months, the Company estimates that $7.3 million will be reclassified as an increase in interest expense.

The tables below present the pre-tax effects of the Company’s derivative instruments on the Consolidated Statements of Income for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020
	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	(In Thousands)
Derivatives in cash flow hedging relationships:
Interest rate contracts	$(111)	Interest expense	$(2,372)
Total	$(111)		$(2,372)

	Three Months Ended September 30, 2019
	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	(In Thousands)
Derivatives in cash flow hedging relationships:
Interest rate contracts	$(1,759)	Interest expense	$1,371
Total	$(1,759)		$1,371

Offsetting Derivatives

The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives in the Consolidated Statements of Financial Condition as of September 30, 2020 and June 30, 2020, respectively. The net amounts presented for derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Statements of Financial Condition.

	September 30, 2020
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount
	(In Thousands)
Assets:
Interest rate contracts	$479	$(304)	$175	$-	$-	$175
Total	$479	$(304)	$175	$-	$-	$175

				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount
	(In Thousands)
Liabilities:
Interest rate contracts	$16,161	$(304)	$15,857	$-	$(15,857)	$-
Total	$16,161	$(304)	$15,857	$-	$(15,857)	$-

	June 30, 2020
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount
	(In Thousands)
Assets:
Interest rate contracts	$592	$(357)	$235	$-	$-	$235
Total	$592	$(357)	$235	$-	$-	$235

				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount
	(In Thousands)
Liabilities:
Interest rate contracts	$18,534	$(357)	$18,177	$-	$(18,177)	$-
Total	$18,534	$(357)	$18,177	$-	$(18,177)	$-

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations and could be required to terminate its derivative positions with the counterparty.  The Company also has agreements with its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well-capitalized institution, then the Company could be required to terminate its derivative positions with the counterparty.  As of September 30, 2020, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to those agreements was $16.5 million.

As required under the enforceable master netting arrangement with its derivatives counterparties, at September 30, 2020, the Company posted financial collateral of $15.9 million that was not included as offsetting amount.

In addition to the derivative instruments noted above, the Company’s pipeline of loans held for sale at September 30, 2020 and June 30, 2020, included $124.5 million and $127.2 million, respectively, of in process loans whose terms included interest rate locks to borrowers, which are considered free-standing derivative instruments whose fair values are not material to our financial condition or results of operations.

14.     BENEFIT PLANS

Components of Net Periodic Expense

The following table sets forth the aggregate net periodic benefit expense for the Bank’s Benefit Equalization Plan, Postretirement Welfare Plan, Directors’ Consultation and Retirement Plan and Atlas Bank Retirement Income Plan:

	Three Months Ended		Affected Line Item in the Consolidated
	September 30,		Statements of Income
	2020	2019
	(In Thousands)
Service cost	$26	$20	Salaries and employee benefits
Interest cost	66	81	Miscellaneous non-interest expense
Amortization of unrecognized loss	21	5	Miscellaneous non-interest expense
Expected return on assets	(28)	(28)	Miscellaneous non-interest expense
Net periodic benefit cost	$85	$78

15.     INCOME TAXES

The following table presents a reconciliation between the reported income taxes for the periods presented and the income taxes which would be computed by applying the federal income tax rate of 21% to income for the three months ended September 30, 2020 and September 30, 2019:

	Three Months Ended
	September 30,
	2020	2019
	(Dollars in Thousands)
Income before income taxes	$14,263	$15,187
Statutory federal tax rate	21%	21%
Federal income tax expense at statutory rate	$2,995	$3,189
(Reduction) increases in income taxes resulting from:
Tax exempt interest	(94)	(144)
State tax, net of federal tax effect	784	1,241
Incentive stock option compensation expense	20	17
Income from bank-owned life insurance	(327)	(333)
Non-deductible merger-related expenses	49	-
Bargain purchase gain	(641)
Other items, net	98	(153)
Total income tax expense	$2,884	$3,817
Effective income tax rate	20.22%	25.13%

The tax effects of existing temporary differences that give rise to deferred income tax assets and liabilities are as follows:

	September 30,	June 30,
	2020	2020
	(Unaudited)
	(In Thousands)
Deferred income tax assets:
Purchase accounting	$12,134	$11,668
Accumulated other comprehensive income:
Defined benefit plans	414	416
Derivatives	5,114	5,730
Allowance for credit losses	19,370	11,047
Benefit plans	2,302	2,290
Compensation	434	1,287
Stock-based compensation	2,684	2,482
Uncollected interest	1,460	1,362
Depreciation	978	268
Net operating loss carryover	6	6
Capital loss carryforward	339	329
Deferred loan fees and costs	236	10
Other items	796	1,039
	46,267	37,934
Valuation allowance	(523)	(535)
	45,744	37,399
Deferred income tax liabilities:
Accumulated other comprehensive income:
Unrealized gain on securities available for sale	7,047	6,541
Goodwill	4,632	4,655
Other items	746	723
	12,425	11,919
Net deferred income tax asset	$33,319	$25,480

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

Assets Measured on a Recurring Basis:

The following methods and significant assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at September 30 2020 and June 30, 2020:

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

Those assets measured at fair value on a recurring basis are summarized below:

	September 30, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Debt securities available for sale:
Obligations of state and political subdivisions	-	50,877	-	50,877
Asset-backed securities	-	258,801	-	258,801
Collateralized loan obligations	-	196,398	-	196,398
Corporate bonds	-	122,276	-	122,276
Trust preferred securities	-	2,773	-	2,773
Total debt securities	-	631,125	-	631,125

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	-	25,770	-	25,770
Residential pass-through securities	-	625,715	-	625,715
Commercial pass-through securities	-	225,932	-	225,932
Total mortgage-backed securities	-	877,417	-	877,417
Total securities available for sale	$-	$1,508,542	$-	$1,508,542
Interest rate contracts	-	175	-	175

Total assets	$-	$1,508,717	$-	$1,508,717

Liabilities:
Interest rate contracts	$-	$15,857	$-	$15,857
Total liabilities	$-	$15,857	$-	$15,857

	June 30, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Debt securities available for sale:
Obligations of state and political subdivisions	-	54,054	-	54,054
Asset-backed securities	-	172,447	-	172,447
Collateralized loan obligations	-	193,788	-	193,788
Corporate bonds	-	143,639	-	143,639
Trust preferred securities	-	2,627	-	2,627
Total debt securities	-	566,555	-	566,555

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	-	30,903	-	30,903
Residential pass-through securities	-	561,954	-	561,954
Commercial pass-through securities	-	226,291	-	226,291
Total mortgage-backed securities	-	819,148	-	819,148
Total securities available for sale	-	1,385,703	-	1,385,703
Interest rate contracts	-	235	-	235

Total assets	$-	$1,385,938	$-	$1,385,938

Liabilities:
Interest rate contracts	$-	$18,177	$-	$18,177
Total liabilities	$-	$18,177	$-	$18,177

Assets Measured on a Non-Recurring Basis:

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a non-recurring basis at September 30, 2020 and June 30, 2020:

Collateral Dependent Individually Analyzed / Impaired Loans:

The fair value of collateral dependent loans that are individually analyzed or were previously deemed impaired is determined based upon the appraised fair value of the underlying collateral, less costs to sell. Such collateral primarily consists of real estate and, to a lesser extent, other business assets. Management may also adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values resulting from its knowledge of the collateral. Internal valuations may be utilized to determine the fair value of other business assets. For non-collateral-dependent loans, management estimates fair value using discounted cash flows based on inputs that are largely unobservable and instead reflect management’s own estimates of the assumptions as a market participant would in pricing such loans. Collateral dependent individually analyzed / impaired loans are considered a Level 3 valuation by the Company.

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

Those assets measured at fair value on a non-recurring basis are summarized below:

	September 30, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Collateral dependent loans:
Residential mortgage	$-	$-	$2,731	$2,731
Non-residential mortgage	-	-	3,401	3,401
Total	$-	$-	$6,132	$6,132

Other real estate owned, net:
Residential mortgage	$-	$-	$178	$178
Total	$-	$-	$178	$178

	June 30, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Impaired loans:
Residential mortgage	$-	$-	$2,339	$2,339
Non-residential mortgage	-	-	2,282	2,282
Commercial business	-	-	129	129
Total	$-	$-	$4,750	$4,750

Other real estate owned, net:
Residential mortgage	-	-	178	178
Total	$-	$-	$178	$178

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value:

	September 30, 2020
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(In Thousands)
Collateral dependent loans:
Residential mortgage	$2,731	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	7% - 10%	7.90%
Non-residential mortgage	3,401	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	9% - 12%	10.02%
Total	$6,132

Other real estate owned, net:
Residential mortgage	$178	Market valuation of underlying collateral	(3)	Adjustments to reflect current conditions/selling costs	(2)	6.00%	6.00%
Total	$178

	June 30, 2020
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(In Thousands)
Impaired loans:
Residential mortgage	$2,339	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	7% - 9%	8.17%
Non-residential mortgage	2,282	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	9% - 12%	10.27%
Commercial business	129	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	0% - 0%	0.00%
Total	$4,750

Other real estate owned, net:
Residential mortgage	178	Market valuation of underlying collateral	(3)	Adjustments to reflect current conditions/selling costs	(2)	6.00%	6.00%
Total	$178

(1)	The fair value of impaired loans is generally determined based on an independent appraisal of the fair value of a loan’s underlying collateral.
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

At September 30, 2020, collateral dependent loans valued using Level 3 inputs comprised loans with principal balances totaling $6.9 million and valuation allowances of $800,000 reflecting fair values of $6.1 million. By comparison, at June 30, 2020, under previously applicable GAAP, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $4.8 million and valuation allowances of $89,000 reflecting fair values of $4.8 million.

Once a loan is foreclosed, the fair value of the other real estate owned continues to be evaluated based upon the fair value of the repossessed real estate originally securing the loan.  At September 30, 2020, the Company held other real estate owned totaling $178,000 whose carrying value was written down utilizing Level 3 inputs.  By comparison, at June 30, 2020, the Company held other real estate owned totaling $178,000 whose carrying value was written down utilizing Level 3 inputs.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2020 and June 30, 2020:

	September 30, 2020
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$145,818	$145,818	$145,818	$-	$-
Investment securities available for sale	1,508,542	1,508,542	-	1,508,542	-
Investment securities held to maturity	31,576	33,136	-	33,136	-
Loans held-for-sale	20,170	20,956	-	20,956	-
Net loans receivable	4,889,890	4,926,728	-	-	4,926,728
FHLB Stock	55,118	-	-	-	-
Interest receivable	20,368	20,368	2	4,131	16,235
Interest rate contracts	175	175	-	175	-

Financial liabilities:
Deposits	5,039,912	5,057,201	3,074,090	-	1,983,111
Borrowings	1,077,540	1,117,783	-	-	1,117,783
Interest payable on deposits	500	500	258	-	242
Interest payable on borrowings	1,680	1,680	-	-	1,680
Interest rate contracts	15,857	15,857	-	15,857	-

	June 30, 2020
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$180,967	$180,967	$180,967	$-	$-
Investment securities available for sale	1,385,703	1,385,703	-	1,385,703	-
Investment securities held to maturity	32,556	34,069	-	34,069	-
Loans held-for-sale	20,789	21,550	-	21,550	-
Net loans receivable	4,461,070	4,462,232	-	-	4,462,232
FHLB Stock	58,654	-	-	-	-
Interest receivable	17,373	17,373	4	4,154	13,215
Interest rate contracts	235	235	-	235	-

Financial liabilities:
Deposits	4,430,282	4,449,877	2,589,886	-	1,859,991
Borrowings	1,173,165	1,215,529	-	-	1,215,529
Interest payable on deposits	395	395	295	-	100
Interest payable on borrowings	1,723	1,723	-	-	1,723
Interest rate contracts	18,177	18,177	-	18,177	-

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

17.     COMPREHENSIVE INCOME

The components of accumulated other comprehensive income included in stockholders’ equity at September 30, 2020 and June 30, 2020 are as follows:

	September 30,	June 30,
	2020	2020
	(In Thousands)
Net unrealized gain on securities available for sale	$24,041	$22,482
Tax effect	(7,047)	(6,541)
Net of tax amount	16,994	15,941

Fair value adjustments on derivatives	(17,157)	(19,418)
Tax effect	5,114	5,730
Net of tax amount	(12,043)	(13,688)

Benefit plan adjustments	(1,391)	(1,412)
Tax effect	414	416
Net of tax amount	(977)	(996)

Total accumulated other comprehensive income	$3,974	$1,257

Other comprehensive income and related tax effects for the three months ended September 30, 2020 and September 30, 2019 are presented in the following table:

	Three Months Ended
	September 30,
	2020	2019
	(In Thousands)
Net unrealized holding gain on securities available for sale	$1,182	$10,157

Amortization of net unrealized holding loss on securities available for sale transferred to held to maturity (1)	-	596

Net realized loss on sale and call of securities available for sale (2)	377	13

Fair value adjustments on derivatives	2,261	(3,130)

Benefit plans:
Amortization of actuarial loss	21	5
Net actuarial loss (3)	-	470
Net change in benefit plan accrued expense	21	475

Other comprehensive income before taxes	3,841	8,111
Tax effect	(1,124)	(2,260)
Total other comprehensive income	$2,717	$5,851

(1)	Represents amounts reclassified out of accumulated other comprehensive income and included in interest income on taxable securities.
(2)	Represents amounts reclassified out of accumulated other comprehensive income and included in gain on sale of securities on the consolidated statements of income.
(3)	Represents amounts reclassified out of accumulated other comprehensive income and included in the computation of net periodic pension expense. See Note 14 – Benefit Plans for additional information.

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

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within non-interest income. The following table presents the Company’s sources of non-interest income for the three months ended September 30, 2020 and 2019.  Sources of revenue outside the scope of ASC 606 are noted as such.

	Three Months Ended
	September 30,
	2020	2019
	(In Thousands)
Non-interest income:
Deposit-related fees and charges	$349	$476
Loan-related fees and charges (1)	727	992
Loss on sale and call of securities (1)	(377)	(14)
Gain on sale of loans (1)	1,890	605
Income from bank owned life insurance (1)	1,596	1,580
Electronic banking fees and charges (interchange income)	405	318
Bargain purchase gain (1)	3,053	-
Other income (1)	90	5
Total non-interest income	$7,733	$3,962

(1)	Not within the scope of ASC 606.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q may include certain forward-looking statements based on current management expectations. Such forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may”, “will”, “believe”, “expect”, “estimate”, “anticipate”, “continue”, or similar terms or variations on those terms, or the negative of those terms. The actual results of the Company could differ materially from those management expectations.  This includes statements regarding general economic conditions, public health crisis such as the governmental, social and economic effects of the novel coronavirus, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities and failure to integrate or profitably operate acquired businesses. Additional potential factors include changes in interest rates, deposit flows, cost of funds, demand for loan products and financial services, competition and changes in the quality or composition of loan and investment portfolios of the Company. Other factors that could cause future results to vary from current management expectations include changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices.  Further description of the risks and uncertainties to the business are included in the Company’s other filings with the Securities and Exchange Commission.

Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Acquisition of MSB

On July 10, 2020 the Company completed its acquisition of MSB, and its subsidiary Millington Bank. In conjunction with the acquisition, the Company acquired assets with fair values totaling $583.3 million, including loans and securities with fair values of $530.7 million and $4.8 million, respectively. The Company also assumed liabilities with fair values totaling $525.3 million, including deposits and borrowings with fair values of $460.2 million and $62.9 million, respectively. Merger consideration totaled $55.0 million and included approximately $9.8 million of cash and 5,853,811 shares of the Company’s common stock, which was distributed to former MSB shareholders in exchange for their shares of MSB common stock. As the fair value of net assets acquired exceeded the purchase price, a bargain purchase gain of $3.1 million was recognized.

Impact of COVID-19

As the Company’s business is primarily conducted within the states of New Jersey and New York, and those states have been significantly impacted by COVID-19, the operations and operating results of the Company have been similarly impacted.

Employee Matters.  As the COVID-19 pandemic has unfolded, and stay-at-home orders were mandated by government officials, the majority of our non-branch personnel have transitioned to working remotely, and have continued to do so through September 30, 2020. Our information technology infrastructure has afforded us the ability to work remotely with little interruption as we continue to service the needs of our clients. For those essential employees who are unable to work from home, we have provided personal protective equipment, established guidelines to maintain appropriate social distancing and have initiated enhanced cleaning of our facilities to ensure a safe working environment.

Retail Branches.  At the outset of the pandemic we modified our branch hours and access to ensure the safety of our employees and clients. Where possible, branch lobbies were transitioned to appointment-only access, with the majority of branch operations being conducted via our drive-up windows. As certain branches did not have drive-up capabilities, or suitable alternatives, we temporarily closed certain locations. In the months following and in accordance with the protocols recommended by the CDC, we have outfitted our branches with protective barriers and continued to provide our staff with personal protective equipment. In addition, we have instituted policies requiring our clients to wear face masks and to adhere to social distancing protocols while visiting our branch locations. With these modifications, as of September 30, 2020, all of our branches had re-opened their lobbies and were fully operational.

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

The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program. As part of this program the SBA will guarantee 100% of the PPP loans made to eligible borrowers. As a qualified SBA lender, the Bank is automatically authorized to originate PPP loans. On April 16, 2020, the original authorization of $349 billion in funding for the PPP program was exhausted. On April 23, 2020, the PPP Enhancement Act was signed into law and provided an additional $310 billion in funding for the PPP program. As of September 30, 2020 and including loans acquired in conjunction with the Company’s acquisition of MSB, we had approximately 940 loans with total outstanding balances of $83.4 million under the PPP.

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

The following table sets forth the composition of our real estate secured loans indicating the loan-to-value, by loan category, at September 30, 2020:

	September 30, 2020
	Balance (1)	LTV
	(In Thousands)
Commercial mortgage loans:
Multi-family mortgage loans	$2,110,300	63%
Nonresidential mortgage loans	1,124,330	53%
Total commercial mortgage loans	3,234,630	60%

One- to four-family residential mortgage	1,353,197	58%

Consumer loans:
Home equity loans	71,540	44%

Total mortgage loans	$4,659,367	59%

(1)	Includes loans acquired in conjunction with the Company’s acquisition of MSB Financial Corp. on July 10, 2020.

The following table identifies our exposure to various loan sectors at September 30, 2020:

	September 30, 2020
	Real-Estate Secured (1)			Non-Real Estate Secured (1)		Total
	# of Loans	Balance	LTV	# of Loans	Balance	# of Loans	Balance
	(Dollars In Thousands)
Hotel	4	$4,357	51%	7	$1,479	11	$5,836
Restaurant	15	9,805	51%	36	3,888	51	13,693
Retail shopping center	129	321,787	52%	2	55	131	321,842
Entertainment & recreation	5	5,153	45%	14	871	19	6,024
Wholesale commercial business	-	-	N/A	15	20,569	15	20,569
Wholesale consumer unsecured	-	-	N/A	107	202	107	202
Total	153	$341,102	52%	181	$27,064	334	$368,166

(1)	Includes loans acquired in conjunction with the Company’s acquisition of MSB Financial Corp. on July 10, 2020.

Total modifications represent any modification made during the year, including those made by MSB prior to acquisition.  Active modifications in the table below reflect those loans whose modification includes a deferral that was still in effect at September 30, 2020.  As of September 30, 2020, the Company had active modifications on 63 loans totaling $76.9 million in principal balances, representing 1.5% of total loans. Through September 30, 2020, the Company had modified a total of 843 non-TDR loans with an aggregate principal balance of $882.9 million.

The following table sets forth the composition of these loans by loan segments as of September 30, 2020:

	September 30, 2020
	Active Modifications (1)		Total Modifications (1)		Increase/(Decrease)
	# of Loans	Balance	# of Loans	Balance	# of Loans	Balance
	(Dollars In Thousands)
Commercial loans:
Multi-family mortgage	7	$15,910	143	$393,156	(136)	$(377,246)
Nonresidential mortgage	11	41,660	168	305,841	(157)	(264,181)
Commercial business	4	2,684	60	10,107	(56)	(7,423)
Construction	1	2,537	5	12,240	(4)	(9,703)
Total commercial loans	23	62,791	376	721,344	(353)	(658,553)

One- to four-family residential mortgage	36	13,866	420	156,963	(384)	(143,097)

Consumer loans:
Home equity loans	4	252	47	4,603	(43)	(4,351)

Total	63	$76,909	843	$882,910	(780)	$(806,001)

(1)	Includes loans acquired in conjunction with the Company’s acquisition of MSB Financial Corp. on July 10, 2020.

Comparison of Financial Condition at September 30, 2020 and June 30, 2020

Executive Summary.  Total assets increased by $552.0 million to $7.31 billion at September 30, 2020 from $6.76 billion at June 30, 2020.  As described in greater detail below, the increase was reflected in various categories of interest-earning and non-interest-earning assets and was primarily due to the Company’s acquisition of MSB. The net increase in total assets primarily reflected increases in investment securities, net loans receivable and other assets, partially offset by decreases in cash and equivalents and loans held-for-sale.

Investment Securities.  Investment securities classified as available for sale increased by $122.8 million to $1.51 billion at September 30, 2020 from $1.39 billion at June 30, 2020. Included in this increase were securities acquired from MSB with a fair value that totaled $3.5 million at the time of acquisition. In addition, the net increase in the portfolio during the quarter ended September 30, 2020 reflected security purchases totaling $259.4 million and a $1.6 million increase in the fair value of the portfolio to a net unrealized gain of $24.0 million. The net increase in the portfolio was partially offset by security sales totaling $19.9 million and $121.6 million in principal repayment, net of premium amortization and discount accretion.

Investment securities classified as held to maturity decreased by $980,000 to $31.6 million at September 30, 2020 from $32.6 million at June 30, 2020. This decrease was attributable to principal repayment, net of discount accretion and premium amortization.

Additional information regarding investment securities as of those dates is presented in Note 7 to the unaudited consolidated financial statements.

Loans Held-for-Sale. Loans held-for-sale totaled $20.2 million at September 30, 2020 as compared to $20.8 million at June 30, 2020 and are reported separately from the balance of net loans receivable. During the quarter ended September 30, 2020, $122.2 million of residential mortgage loans were sold, resulting in net gains on sale of $1.9 million.

Net Loans Receivable.  Net loans receivable increased by $428.8 million to $4.89 billion at September 30, 2020 from $4.46 billion at June 30, 2020. The increase largely reflected loans with fair values totaling $530.2 million that were acquired in conjunction with the acquisition of MSB. The increase in net loans receivable also reflected elevated levels of loan prepayment activity which outpaced new loan origination and purchase volume during the quarter ended September 30, 2020. Detail regarding the changes in the loan portfolio is presented below:

	September 30,	June 30,	Increase/
	2020	2020	(Decrease)
	(In Thousands)
Commercial loans:
Multi-family mortgage	$2,110,300	$2,059,568	$50,732
Nonresidential mortgage	1,124,330	960,853	163,477
Commercial business	255,888	138,788	117,100
Construction	79,178	20,961	58,217
Total commercial loans	3,569,696	3,180,170	389,526

One- to four-family residential mortgage	1,353,197	1,273,022	80,175

Consumer loans:
Home equity loans	71,540	82,920	(11,380)
Other consumer	4,136	3,991	145
Total consumer	75,676	86,911	(11,235)

Total loans	4,998,569	4,540,103	458,466

Unaccreted yield adjustments	(43,819)	(41,706)	(2,113)
Allowance for credit losses	(64,860)	(37,327)	(27,533)

Net loans receivable	$4,889,890	$4,461,070	$428,820

Commercial loan origination volume for the quarter ended September 30, 2020 totaled $100.4 million, which comprised $66.2 million of commercial mortgage loan originations augmented by $27.8 million of commercial business loan originations and construction loan disbursements of $6.4 million.

At September 30, 2020, the balance of commercial business loans included PPP loans totaling $83.4 million and include loans acquired in conjunction with the Company’s acquisition of MSB. Commercial loan originations were augmented with the funding of purchased loans totaling $21.6 million during the quarter ended September 30, 2020.  Additionally, we acquired commercial business loans with fair values totaling approximately $389.3 million in our acquisition of MSB.

One- to four-family residential mortgage loan origination volume for the quarter ended September 30, 2020, excluding loans held-for-sale, totaled $80.9 million. Home equity loan and line of credit origination volume for the quarter ended September 30, 2020 totaled $3.3 million. Additionally, we acquired one- to four-family residential mortgage loan and home equity loans and lines of credit with fair values totaling approximately $121.7 million and $19.1 million, respectively, in our acquisition of MSB.

Additional information about the Company’s loans at September 30, 2020 and June 30, 2020 is presented in Note 8 to the unaudited consolidated financial statements.

Nonperforming Loans and Troubled Debt Restructurings (“TDRs”).  Nonperforming loans increased by $8.4 million to $45.1 million, or 0.91% of total loans at September 30, 2020, from $36.7 million, or 0.82% of total loans at June 30, 2020.  This increase was largely attributable to $5.8 million of non-performing loans acquired from MSB, whose fair values at acquisition reflected various levels of impairment.  Non-performing loans at September 30, 2020 did not include $63.9 million of performing PCD loans acquired from MSB.

Troubled debt restructurings are loans where the Company has modified the contractual terms of the loan as a result of the financial condition of the borrower.  Subsequent to their modification, TDRs are placed on non-accrual until such time as satisfactory payment performance has been demonstrated, at which time the loan may be returned to accrual. At September 30, 2020, the Company had accruing TDRs totaling $7.8 million, a decrease of $590,000 from $8.4 million at June 30, 2020. At September 30, 2020, the Company had non-accrual TDRs totaling $12.3 million, a decrease of $820,000 from $13.1 million at June 30, 2020.

Additional information about the Company’s nonperforming loans at September 30, 2020 and June 30, 2020 is presented in Note 8 to the unaudited consolidated financial statements.

Allowance for Credit Losses (“ACL”). At September 30, 2020, the ACL totaled $64.9 million, or 1.30% of total loans, reflecting an increase of $27.5 million from $37.3 million, or 0.82% of total loans at June 30, 2020. This increase resulted from the adoption of CECL totaling $19.6 million and the establishment of an ACL for loans acquired from MSB totaling $9.0 million, partially offset by a reduction in ACL attributable to the effects of a decrease in the overall balance of the portion of the loan portfolio that was collectively evaluated for impairment and net charge-offs.

See Note 1 to the unaudited consolidated financial statements regarding the process and methodology employed to estimate the ACL.  Additional information about the ACL at September 30, 2020 and June 30, 2020 is presented in Note 9 to the unaudited consolidated financial statements.

Other Assets.  The aggregate balance of other assets, including premises and equipment, FHLB stock, interest receivable, goodwill, core deposit intangibles, bank owned life insurance, deferred income taxes, other real estate owned and other assets, increased by $37.1 million to $714.2 million at September 30, 2020 from $677.1 million at June 30, 2020.

The increase in other assets primarily reflected the impact of the MSB acquisition through which the Company acquired other assets with fair values totaling $5.3 million. The increase in other assets also reflected the Company’s recognition of a core deposit intangible totaling $690,000.

The remaining increases and decreases in other assets for the quarter ended September 30, 2020 generally reflected normal operating fluctuations in their respective balances.

Deposits.  Total deposits increased by $609.6 million to $5.04 billion at September 30, 2020 from $4.43 billion at June 30, 2020.  The increase in deposits reflected the impact of the MSB acquisition through which the Company assumed deposits with fair values totaling $460.2 million, as well as organic growth in deposits of $149.4 million. The following table sets forth the distribution of total deposits, by type, at the dates indicated:

	September 30,	June 30,	Increase/
	2020	2020	(Decrease)
	(In Thousands)
Deposits:
Non-interest-bearing deposits	$487,710	$419,138	$68,572
Interest-bearing demand	1,561,135	1,264,151	296,984
Savings	1,025,245	906,597	118,648
Certificates of deposit	1,965,822	1,840,396	125,426
Interest-bearing deposits	4,552,202	4,011,144	541,058
Total deposits	$5,039,912	$4,430,282	$609,630

Additional information about the Company’s deposits at September 30, 2020 and June 30, 2020 is presented in Note 11 to the unaudited consolidated financial statements.

Borrowings.  The balance of borrowings decreased by $95.6 million to $1.08 billion at September 30, 2020 from $1.17 billion at June 30, 2020 and largely reflected the repayment of maturing FHLB advances totaling $90.0 million and a decrease in depositor sweep accounts totaling $5.6 million. In conjunction with the acquisition of MSB the Company assumed overnight FHLB advances with fair values totaling $62.9 million, which were immediately repaid.

Additional information about the Company’s borrowings at September 30, 2020 and June 30, 2020 is presented in Note 12 to the unaudited consolidated financial statements.

Other Liabilities.  The balance of other liabilities decreased by $1.9 million to $68.7 million at September 30, 2020 from $70.6 million at June 30, 2020. The change in the balance of other liabilities reflected the adoption of CECL, as noted above. At adoption the Company increased its ACL by $536,000 for unfunded loan commitments while also recording a provision for ACL of $468,000 during the quarter. The remaining change generally reflected normal operating fluctuations in the balances of other liabilities during the period.

Stockholders’ Equity.  Stockholders’ equity increased by $39.9 million to $1.12 billion at September 30, 2020 from $1.08 billion at June 30, 2020. The increase in stockholders’ equity for the quarter ended September 30, 2020 largely reflected $45.1 million of capital stock issued by the Company in conjunction with the acquisition of MSB, net income of $11.4 million and an increase of $2.7 million in accumulated other comprehensive income. Partially offsetting that increase were cash dividends paid totaling $6.9 million and a $14.2 million cumulative effect adjustment related to the adoption of CECL.

Book value per share decreased by $0.40 to $12.56 at September 30, 2020 while tangible book value per share decreased by $0.24 to $10.15 at September 30, 2020. These decreases were largely attributable to the combined effects of the July 1, 2020 adoption of CECL and the July 10, 2020 acquisition of MSB.

In March 2019 the Company announced its fourth share repurchase plan which authorized the repurchase of 9,218,324 shares, or 10%, of the outstanding shares as of that date. On October 19, 2020, the Company announced the resumption of that plan which had, on March 25, 2020, been temporarily suspended due to the risks and uncertainties associated with the COVID-19 pandemic. 761,030 shares of common stock remain to be repurchased under this plan. In addition, the Company announced the approval of a new repurchase plan totaling 4,475,523 shares, or 5% of the Company’s outstanding common stock which will be implemented upon the completion of the current stock repurchase plan. Cumulatively, the Company has repurchased a total of 8,457,294 shares or 91.7% of the shares to be repurchased under its current repurchase plan at a total cost of $111.1 million and at an average cost of $13.14 per share.

Comparison of Operating Results for the Quarter ended September 30, 2020 and September 30, 2019

Net Income.  Net income for the quarters ended September 30, 2020 and September 30, 2019 was $11.4 million, or $0.13, respectively, per basic and diluted share. Although the levels of net income and earnings per share were unchanged for the comparative periods, there were various changes among the components of net income during the quarters ended September 30, 2020 and September 30, 2019. Such changes included an increase in net interest income, as detailed below, an increase in non-interest income, a decrease in income tax expense that was partially offset by an increase to the provision for loan losses and an increase in non-interest expense. Net income for the quarter ended September 30, 2020 also reflected various non-recurring items recognized in conjunction with the Company’s acquisition of MSB.

Net Interest Income.  Net interest income increased by $7.5 million to $44.2 million for the quarter ended September 30, 2020. The increase between the comparative periods resulted from a decrease of $6.5 million in interest expense coupled with an increase of $985,000 in interest income.

The increase in the average balances of interest-earning assets and interest-bearing liabilities reflected the impact of the MSB acquisition. The Company recorded purchase accounting adjustments to the carrying value of all assets acquired and liabilities assumed from MSB to reflect their fair values at the time of acquisition. Such adjustments generally accrete or amortize into interest income and interest expense, respectively, on a level-yield/cost basis over their estimated remaining lives. As a result, the post-acquisition yield or cost recognized by the Company on the assets and liabilities acquired generally reflects the comparable market interest rates for such instruments at the time of their acquisition.

The decrease in interest expense for the quarter ended September 30, 2020, reflected a 60 basis points decrease in the average cost of interest-bearing liabilities to 1.20%, partially offset by a $443.9 million increase in the average balance of interest-bearing liabilities to $5.59 billion. For the same period, interest expense on deposits decreased $5.0 million to $11.1 million and was attributable to a 67 basis points decrease in the cost of interest-bearing deposits partially offset by a $596.6 million increase in their average balance. For the quarter ended September 30, 2020, interest expense on borrowings decreased by $1.5 million to $5.7 million and was attributable to a decrease of $152.8 million in the average balance of borrowings coupled with a 22 basis points decrease in their cost.

The increase in interest income of $985,000 reflected an increase to the average balance of interest-earning assets of $580.6 million to $6.64 billion, partially offset by a 28 basis points decrease in their yield to 3.67%. Interest income on loans increased by $3.6 million to $52.2 million for the quarter ended September 30, 2020 and was primarily attributable to a $302.1 million increase in the average balance of loans to $4.96 billion. For the same period, the average yield on loans increased three basis points to 4.21%. The decrease in interest income on interest-earning assets, excluding loans, was due to decreases in interest income on taxable securities, tax-exempt securities and other interest-earning assets.

Net interest spread increased by 32 basis points to 2.47% for the quarter ended September 30, 2020, from 2.15% for the quarter ended September 30, 2019. Net interest margin increased 24 basis points to 2.66%, from 2.42%, for the same comparative periods. The increase in the spread and margin reflected a decrease in the average cost of interest-bearing liabilities that was partially offset by a decrease in the average yield on interest-earning assets.

Additional details surrounding the composition of, and changes to, net interest income are presented in the table below.

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

	For the Quarter ended September 30,
	2020				2019
	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$4,958,293		$52,180	4.21%	$4,656,192		$48,600	4.18%
Taxable investment securities (2)	1,350,511		7,336	2.17	1,147,698		9,328	3.25
Tax-exempt securities (2)	82,603		454	2.20	129,339		693	2.14
Other interest-earning assets (3)	247,543		914	1.48	125,114		1,278	4.09
Total interest-earning assets	6,638,950		60,884	3.67	6,058,343		59,899	3.95
Non-interest-earning assets	624,252				585,826
Total assets	$7,263,202				$6,644,169

Interest-bearing liabilities:
Interest-bearing demand	$1,464,238		$2,182	0.60	$883,843		$2,880	1.30
Savings	1,006,075		1,445	0.57	799,181		1,530	0.77
Certificates of deposit	1,988,689		7,435	1.50	2,179,333		11,645	2.14
Total interest-bearing deposits	4,459,002		11,062	0.99	3,862,357		16,055	1.66
Borrowings	1,134,404		5,660	2.00	1,287,157		7,157	2.22
Total interest-bearing liabilities	5,593,406		16,722	1.20	5,149,514		23,212	1.80
Non-interest-bearing liabilities (4)	558,761				380,719
Total liabilities	6,152,167				5,530,233
Stockholders' equity	1,111,035				1,113,936
Total liabilities and stockholders' equity	$7,263,202				$6,644,169

Net interest income			$44,162				$36,687
Interest rate spread (5)				2.47%				2.15%
Net interest margin (6)				2.66%				2.42%
Ratio of interest-earning assets to interest-bearing liabilities	1.19	X			1.18	X

(1)

Loans held-for-sale and non-accruing loans have been included in loans receivable and the effect of such inclusion was not material. Allowance for loan losses has been included in non-interest-earning assets.

(2)	Fair value adjustments have been excluded in the balances of interest-earning assets.
(3)	Includes interest-bearing deposits at other banks and FHLB of New York capital stock.
(4)	Includes average balances of non-interest-bearing deposits of $479,141,000 and $320,641,000, for the quarter ended September 30, 2020, and 2019, respectively.
(5)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Provision for Credit Losses.  The provision for credit losses increased by $4.8 million to $4.1 million for the quarter ended September 30, 2020 as compared to a provision reversal of $782,000 for the quarter ended September 30, 2019. This increase was largely attributable to $5.1 million of provision expense on non-PCD loans acquired in connection with the acquisition of MSB, partially offset by the effects of a decrease in the balance of the portion of the loan portfolio that was collectively evaluated for impairment.

Additional information regarding the allowance for credit losses and the associated provisions recognized during the quarter ended September 30, 2020 and 2019 is presented in Note 9 to the unaudited consolidated financial statements as well as the Comparison of Financial Condition at September 30, 2020 and June 30, 2020.

Non-Interest Income.  Non-interest income increased by $3.8 million to $7.7 million for the quarter ended September 30, 2020, primarily as the result of the $3.1 million bargain purchase gain recognized in conjunction with the acquisition of MSB. The remaining increases and decreases in non-interest income reflected the effects of several offsetting factors, as described below.

Fees and service charges decreased by $392,000 to $1.1 million for the quarter ended September 30, 2020. The decrease primarily reflected a decrease in loan-related fees attributable to a decrease in commercial loan prepayment activity.

Gain (loss) on sale and call of securities reflected a net loss of $377,000 during the quarter ended September 30, 2020 compared to a net loss of $14,000 during the earlier comparative period.

Gain on sale of loans increased by $1.3 million to $1.9 million for the quarter ended September 30, 2020. The increase in loan sale gains reflected changes in the volume of loans originated and sold between comparative periods coupled with an increase in the margin at which such loans were sold.

Other non-interest income increased by $85,000 to $90,000 for the quarter ended September 30, 2020. The increase primarily reflected $106,000 of non-recurring losses on asset disposals recognized in the prior comparative period.

The remaining changes in the other components of non-interest income between comparative periods generally reflected normal operating fluctuations within those line items.

Non-Interest Expenses. Total non-interest expense increased by $7.3 million to $33.6 million for the quarter ended September 30, 2020 and was largely attributable to recurring and non-recurring expenses associated with the acquisition of MSB.

Salaries and employee benefits expense increased by $1.2 million to $17.0 million for the quarter ended September 30, 2020.  The increase in salaries and employees benefits expense generally reflected increases associated with the additional employees retained in conjunction with the MSB acquisition while also reflecting increases in certain compensation and benefit expenses attributable to the Company’s existing roster of employees. These increases were partially offset by decreases in employee severance, and ESOP expense.

Net occupancy expense of premises increased by $153,000 to $3.1 million for the quarter ended September 30, 2020. This increase was largely attributable to the ongoing operating expenses associated with the owned and leased office facilities acquired by the Company in conjunction with the MSB acquisition. The change in net occupancy expense also reflected $187,000 of lease termination costs incurred in the prior comparative period for which no such costs were recorded in the current period.

Equipment and systems expense increased by $481,000 to $3.6 million for the quarter ended September 30, 2020. This increase was largely attributable to increases in technology infrastructure expense coupled with additional core processing and electronic banking delivery channel expense associated with the growth in clients and accounts associated with the acquisition of MSB.

Advertising and marketing expense decreased by $35,000 to $500,000 for the quarter ended September 30, 2020.  This decrease largely reflected changes in advertising expense across a variety of advertising formats reflecting normal fluctuations in the timing of certain campaigns supporting our loan and deposit growth initiatives.

FDIC insurance premiums totaled $472,000 for the quarter ended September 30, 2020 for which no comparable expense was recorded during the prior comparative period. No expense was recorded in the prior comparative period as a result of credits available to the Bank under the FDIC’s Small Bank Assessment Credit program.

Merger-related expenses, associated with the Company’s acquisition of MSB, totaled $4.3 million for the quarter ended September 30, 2020. No comparable expense was recorded during the prior comparative period.

Other expense increased by $731,000 to $3.8 million for the quarter ended September 30, 2020. The increase in other expense was largely attributable to $469,000 of credit loss expense for off-balance sheet exposure required in connection with the Company’s adoption of CECL.

Provision for Income Taxes.  Provision for income taxes decreased by $933,000 to $2.9 million for the quarter ended September 30, 2020, from $3.8 million for the quarter ended September 30, 2019, resulting in effective tax rates of 20.2% and 25.1%, respectively.

This decrease reflected the effects of various non-recurring items recorded in conjunction with the Company’s acquisition of MSB, including a non-taxable bargain purchase gain and non-deductible merger related expenses, whose effects collectively decreased the effective tax rate and provision expense. In addition, the variance in income tax expense reflected a lower level of pre-tax net income, as compared to the prior period, resulting in a lower provision for income tax expense.

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

Liquidity, at September 30, 2020, included $145.8 million of short-term cash and equivalents supplemented by $1.51 billion of investment securities classified as available for sale. In addition, as of September 30, 2020, the Company had the capacity to borrow additional funds totaling $1.57 billion and $296.3 million, without pledging additional collateral, from the FHLB of New York and FRB, respectively. The Company also had the capacity to borrow, as of September 30, 2020, $615.0 million of additional funds, on an unsecured basis, via lines of credit established with other financial institutions.

At September 30, 2020, the Company had outstanding commitments to originate and purchase loans totaling approximately $74.3 million while such commitments totaled $45.6 million at June 30, 2020.  As of those same dates, the Company’s pipeline of loans held for sale included $124.5 million and $127.2 million of loans in process whose terms included interest rate locks to borrowers that were paired with a non-binding, best-efforts, commitment to sell the loan to a buyer at a fixed price and within a predetermined timeframe after the sale commitment is established.

Construction loans in process and unused lines of credit were $42.3 million and $168.4 million, respectively, at September 30, 2020 compared to $17.0 million and $82.5 million, respectively, at June 30, 2020. The Company is also subject to the contingent liabilities resulting from letters of credit whose outstanding balances totaled $1.0 million and $217,000 at September 30, 2020 and June 30, 2020, respectively.

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

Deposits increased $609.6 million to $5.04 billion at September 30, 2020 from $4.43 billion at June 30, 2020.  The increase in deposit balances reflected a $541.1 million increase in interest-bearing deposits coupled with a $68.5 million increase in non-interest-bearing deposits. Borrowings from the FHLB of New York and other sources are generally available to supplement the Bank’s liquidity position or to replace maturing deposits.  As of September 30, 2020, the Bank’s outstanding balance of FHLB advances, excluding fair value adjustments, totaled $1.08 billion.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of September 30, 2020, the Company and the Bank exceeded all capital requirements of federal banking regulators.

The following table sets forth the Bank’s capital position at September 30, 2020 and June 30, 2020, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At September 30, 2020
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$878,250	20.23%	$347,385	8.00%	$434,232	10.00%
Tier 1 capital (to risk-weighted assets)	835,905	19.25%	260,539	6.00%	347,385	8.00%
Common equity tier 1 capital (to risk-weighted assets)	835,905	19.25%	195,404	4.50%	282,251	6.50%
Tier 1 capital (to adjusted total assets)	835,905	11.78%	283,739	4.00%	354,674	5.00%

	At June 30, 2020
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$816,577	21.38%	$305,562	8.00%	$381,953	10.00%
Tier 1 capital (to risk-weighted assets)	779,250	20.40%	229,172	6.00%	305,562	8.00%
Common equity tier 1 capital (to risk-weighted assets)	779,250	20.40%	171,879	4.50%	248,269	6.50%
Tier 1 capital (to adjusted total assets)	779,250	11.95%	260,893	4.00%	326,116	5.00%

The following table sets forth the Company’s capital position at September 30, 2020 and June 30, 2020, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At September 30, 2020
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$962,185	22.07%	$348,805	8.00%
Tier 1 capital (to risk-weighted assets)	919,840	21.10%	261,604	6.00%
Common equity tier 1 capital (to risk-weighted assets)	919,840	21.10%	196,203	4.50%
Tier 1 capital (to adjusted total assets)	919,840	12.93%	284,660	4.00%

	At June 30, 2020
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$906,058	23.61%	$306,958	8.00%
Tier 1 capital (to risk-weighted assets)	868,731	22.64%	230,219	6.00%
Common equity tier 1 capital (to risk-weighted assets)	868,731	22.64%	172,664	4.50%
Tier 1 capital (to adjusted total assets)	868,731	13.27%	261,783	4.00%

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies have adopted a rule to establish for institutions with assets of less than $10 billion that meet other specified criteria a community bank leverage ratio (“CBLR”) that such institutions may elect to utilize in lieu of the generally applicable leverage and risk-based capital requirements noted above.   The federal banking agencies have adopted 9% as the applicable ratio, effective March 31, 2020, and as a result of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, temporarily reduced the ratio to 8% in response to COVID-19. Institutions with capital meeting the specified requirements and electing to follow the alternative framework will be considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized.”  The Company has elected not to utilize the CBLR framework.

In March 2020, the federal banking agencies announced an interim final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL. The interim final rule maintains the three-year transition option in the previous rule and provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). The Company is adopting the capital transition relief over the permissible five-year period.

Off-Balance Sheet Arrangements

In the normal course of our business of investing in loans and securities we are a party to financial instruments with off-balance-sheet risk.  These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to extend credit to meet the financing needs of our customers. We had no significant off-balance sheet commitments for capital expenditures as of September 30, 2020.

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

For both earnings and capital at risk our interest rate risk analysis calculates a base case scenario that assumes no change in interest rates. The model then measures changes throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve up and down 100, 200 and 300 basis points with additional scenarios modeled where appropriate. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates. The relatively low level of interest rates prevalent at September 30, 2020 and June 30, 2020 precluded the modeling of certain falling rate scenarios.

The following tables present the results of our internal EVE analysis as of September 30, 2020 and June 30, 2020, respectively:

	September 30, 2020
	Economic Value of Equity ("EVE")			EVE as a % of Present Value of Assets
Change in Interest Rates	$ Amount of EVE	$ Change in EVE	% Change in EVE	EVE Ratio	Change in EVE Ratio
	(Dollars in Thousands)
+300 bps	1,101,640	32,248	3%	16.32%	140	bps
+200 bps	1,123,035	53,643	5%	16.25%	133	bps
+100 bps	1,117,864	48,472	5%	15.84%	92	bps
0 bps	1,069,392	-	-	14.92%	-
-100 bps	943,562	(125,830)	(12)%	13.14%	(178)	bps

	June 30, 2020
	Economic Value of Equity ("EVE")			EVE as a % of Present Value of Assets
Change in Interest Rates	$ Amount of EVE	$ Change in EVE	% Change in EVE	EVE Ratio	Change in EVE Ratio
	(Dollars in Thousands)
+300 bps	961,579	11,882	1%	15.57%	113	bps
+200 bps	988,278	38,581	4%	15.61%	117	bps
+100 bps	988,410	38,713	4%	15.28%	84	bps
0 bps	949,697	-	-	14.44%	-
-100 bps	829,775	(119,922)	(13)%	12.60%	(184)	bps
There are numerous internal and external factors that may contribute to changes in our EVE ratio and its sensitivity. Changes in the composition and allocation of our balance sheet, or utilization of off-balance sheet instruments such as derivatives, can significantly alter the exposure to interest rate risk as quantified by the changes in the EVE sensitivity measures. Changes to certain external factors, most notably changes in the level of market interest rates and overall shape of the yield curve, can also alter the projected cash flows of our interest-earning assets and interest-costing liabilities and the associated present values thereof.

The following tables present the results of our internal NII analysis as of September 30, 2020 and June 30, 2020, respectively:

			September 30, 2020
			Net Interest Income ("NII")
Change in Interest Rates	Balance Sheet Composition	Measurement Period	$ Amount of NII	$ Change in NII	% Change in NII
			(Dollars In Thousands)
+300 bps	Static	One Year	$172,152	$(5,656)	(3.18)%
+200 bps	Static	One Year	175,864	(1,944)	(1.09)
+100 bps	Static	One Year	178,978	1,170	0.66
0 bps	Static	One Year	177,808	-	-
-100 bps	Static	One Year	180,162	2,354	1.32

			June 30, 2020
			Net Interest Income ("NII")
Change in Interest Rates	Balance Sheet Composition	Measurement Period	$ Amount of NII	$ Change in NII	% Change in NII
			(Dollars In Thousands)
+300 bps	Static	One Year	$146,062	$(9,010)	(5.81)%
+200 bps	Static	One Year	150,502	(4,570)	(2.95)
+100 bps	Static	One Year	154,612	(460)	(0.30)
0 bps	Static	One Year	155,072	-	-
-100 bps	Static	One Year	162,070	6,998	4.51

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

During the quarter ended September 30, 2020, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	Legal Proceedings

At September 30, 2020, neither the Company nor the Bank were involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

ITEM 1A.	Risk Factors

There have been no material changes to the Risk Factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2020, previously filed with the Securities and Exchange Commission.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES:

On March 13, 2019, the Company announced the authorization of a fourth repurchase plan for up to 9,218,324 shares or 10% of shares then outstanding.  This plan has no expiration date. On March 25, 2020 the Company temporarily suspended its stock repurchase program due to the risks and uncertainties associated with the COVID-19 pandemic.  Through September 30, 2020, the Company repurchased 8,457,294 shares, or 91.7% of the shares authorized for repurchase under the current repurchase program, at a cost of $111.1 million, or an average of $13.14 per share.

On October 19, 2020, the Company announced the resumption of its current stock repurchase plan, which has 761,030 shares of common stock remaining to be repurchased. In addition, the Company announced the approval of a new repurchase plan totaling 4,475,523 shares, or 5% of the Company’s outstanding common stock which will be implemented upon the completion of the current stock repurchase plan.

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
101

The following materials from the Company’s Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

KEARNY FINANCIAL CORP.

Date: November 6, 2020	By:	/s/ Craig L. Montanaro
Craig L. Montanaro
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2020	By:	/s/ Keith Suchodolski
Keith Suchodolski
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)