Form 10-Q
period 2020-12-31
Kearny Financial Corp.
filed 2021-02-08
CIK 1617242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: February 2, 2021.

$0.01 par value common stock — 84,200,261 shares outstanding

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Share and Per Share Data)

	December 31,	June 30,
	2020	2020
	(Unaudited)
Assets
Cash and amounts due from depository institutions	$23,968	$20,391
Interest-bearing deposits in other banks	105,726	160,576
Cash and cash equivalents	129,694	180,967
Investment securities available for sale, at fair value (amortized cost $1,671,935), net of allowance for credit losses of $0 at December 31, 2020	1,695,893	1,385,703
Investment securities held to maturity (fair value $31,063 and $34,069), respectively, net of allowance for credit losses of $0 at December 31, 2020	29,549	32,556
Loans held-for-sale	12,601	20,789
Loans receivable	4,828,634	4,498,397
Less: allowance for credit losses on loans	(63,386)	(37,327)
Net loans receivable	4,765,248	4,461,070
Premises and equipment	61,181	57,389
Federal Home Loan Bank ("FHLB") of New York stock	45,578	58,654
Accrued interest receivable	19,826	17,373
Goodwill	210,895	210,895
Core deposit intangibles	4,151	3,995
Bank owned life insurance	280,235	262,380
Deferred income tax assets, net	30,846	25,480
Other real estate owned	178	178
Other assets	49,278	40,746
Total Assets	$7,335,153	$6,758,175

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest-bearing	$518,828	$419,138
Interest-bearing	4,793,785	4,011,144
Total deposits	5,312,613	4,430,282
Borrowings	865,651	1,173,165
Advance payments by borrowers for taxes	16,100	16,569
Other liabilities	48,448	53,982
Total Liabilities	6,242,812	5,673,998

Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 800,000,000 shares authorized; 84,938,272 shares and 83,663,192 shares issued and outstanding, respectively	849	837
Paid-in capital	724,389	722,871
Retained earnings	388,376	387,911
Unearned employee stock ownership plan shares; 2,859,940 shares and 2,960,289 shares, respectively	(27,726)	(28,699)
Accumulated other comprehensive income	6,453	1,257
Total Stockholders' Equity	1,092,341	1,084,177
Total Liabilities and Stockholders' Equity	$7,335,153	$6,758,175

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Interest Income
Loans	$49,466	$45,608	$101,646	$94,208
Taxable investment securities	7,707	9,698	15,043	19,026
Tax-exempt investment securities	433	666	887	1,359
Other interest-earning assets	787	1,210	1,701	2,488
Total Interest Income	58,393	57,182	119,277	117,081

Interest Expense
Deposits	8,647	15,590	19,709	31,645
Borrowings	5,193	6,985	10,853	14,142
Total Interest Expense	13,840	22,575	30,562	45,787
Net Interest Income	44,553	34,607	88,715	71,294
(Reversal of) provision for credit losses	(1,365)	(1,465)	2,694	(2,247)
Net Interest Income after (Reversal of) Provision for Credit Losses	45,918	36,072	86,021	73,541

Non-Interest Income
Fees and service charges	1,896	2,145	2,972	3,613
Gain (loss) on sale and call of securities	813	11	436	(3)
Gain on sale of loans	2,378	668	4,268	1,273
Loss on sale and write down of other real estate owned	-	(28)	-	(28)
Income from bank owned life insurance	1,596	1,576	3,192	3,156
Electronic banking fees and charges	404	293	809	611
Bargain purchase gain	-	-	3,053	-
Other income	67	(111)	157	(106)
Total Non-Interest Income	7,154	4,554	14,887	8,516

Non-Interest Expense
Salaries and employee benefits	17,081	15,174	34,058	30,951
Net occupancy expense of premises	3,120	3,082	6,242	6,051
Equipment and systems	3,902	3,046	7,472	6,135
Advertising and marketing	513	890	1,013	1,425
Federal deposit insurance premium	490	-	962	-
Directors' compensation	748	769	1,496	1,539
Merger-related expenses	-	219	4,349	219
Debt extinguishment expenses	796	-	796	-
Other expense	3,860	3,247	7,695	6,351
Total Non-Interest Expense	30,510	26,427	64,083	52,671
Income before Income Taxes	22,562	14,199	36,825	29,386
Income tax expense	5,614	3,547	8,498	7,364
Net Income	$16,948	$10,652	$28,327	$22,022

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Net Income per Common Share (EPS)
Basic	$0.20	$0.13	$0.33	$0.26
Diluted	$0.20	$0.13	$0.33	$0.26
Weighted Average Number of Common Shares Outstanding
Basic	85,120	82,831	85,564	83,794
Diluted	85,123	82,876	85,566	83,835

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Net Income	$16,948	$10,652	$28,327	$22,022
Other Comprehensive Income (Loss), net of tax:
Net unrealized gain (loss) on securities available for sale	504	(2,030)	1,292	5,263
Amortization of net unrealized loss on securities available for sale transferred to held to maturity	-	-	-	421
Net realized (gain) loss on sale and call of securities available for sale	(571)	(8)	(306)	1
Fair value adjustments on derivatives	2,531	1,300	4,176	(907)
Benefit plan adjustments	15	3	34	338
Total Other Comprehensive Income (Loss)	2,479	(735)	5,196	5,116
Total Comprehensive Income	$19,427	$9,917	$33,523	$27,138

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Data, Unaudited)

	Common Stock		Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Income	Total
Balance - September 30, 2019	86,786	$868	$758,385	$373,004	$(30,158)	$8,690	$1,110,789

Net income	-	-	-	10,652	-	-	10,652
Other comprehensive loss, net of income tax	-	-	-	-	-	(735)	(735)
ESOP shares committed to be released (50 shares)	-	-	207	-	487	-	694
Stock option expense	-	-	466	-	-	-	466
Share repurchases	(1,574)	(16)	(21,656)	-	-	-	(21,672)
Restricted stock plan shares earned (70 shares)	-	-	1,014	-	-	-	1,014
Cancellation of shares issued for restricted stock awards	(62)	(1)	(877)	-	-	-	(878)
Cash dividends declared ($0.07 per common share)	-	-	-	(5,760)	-	-	(5,760)
Balance - December 31, 2019	85,150	$851	$737,539	$377,896	$(29,671)	$7,955	$1,094,570

	Common Stock		Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Income	Total
Balance - June 30, 2019	89,126	$891	$787,394	$366,679	$(30,644)	$2,839	$1,127,159

Net income	-	-	-	22,022	-	-	22,022
Other comprehensive income, net of income tax	-	-	-	-	-	5,116	5,116
ESOP shares committed to be released (100 shares)	-	-	380	-	973	-	1,353
Stock option expense	-	-	917	-	-	-	917
Share repurchases	(3,900)	(39)	(52,215)	-	-	-	(52,254)
Restricted stock plan shares earned (138 shares)	-	-	1,999	-	-	-	1,999
Cancellation of shares issued for restricted stock awards	(76)	(1)	(936)	-	-	-	(937)
Cash dividends declared ($0.13 per common share)	-	-	-	(10,805)	-	-	(10,805)
Balance - December 31, 2019	85,150	$851	$737,539	$377,896	$(29,671)	$7,955	$1,094,570

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Data, Unaudited)

	Common Stock		Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Income	Total
Balance - September 30, 2020	89,510	$895	$769,269	$378,134	$(28,212)	$3,974	$1,124,060

Net income	-	-	-	16,948	-	-	16,948
Other comprehensive income, net of income tax	-	-	-	-	-	2,479	2,479
ESOP shares committed to be released (50 shares)	-	-	(12)	-	486	-	474
Stock option expense	-	-	455	-	-	-	455
Share repurchases	(4,509)	(45)	(45,659)	-	-	-	(45,704)
Restricted stock plan shares earned (69 shares)	-	-	975	-	-	-	975
Cancellation of shares issued for restricted stock awards	(63)	(1)	(639)	-	-	-	(640)
Cash dividends declared ($0.08 per common share)	-	-	-	(6,706)	-	-	(6,706)
Balance - December 31, 2020	84,938	$849	$724,389	$388,376	$(27,726)	$6,453	$1,092,341

	Common Stock		Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Income	Total
Balance - June 30, 2020	83,663	$837	$722,871	$387,911	$(28,699)	$1,257	1,084,177

Cumulative effect of change in accounting principle - Topic 326	-	-	-	(14,239)	-	-	(14,239)
Balance - July 1, 2020 as adjusted for change in accounting principle	83,663	837	722,871	373,672	(28,699)	1,257	1,069,938
Net income	-	-	-	28,327	-	-	28,327
Other comprehensive income, net of income tax	-	-	-	-	-	5,196	5,196
ESOP shares committed to be released (100 shares)	-	-	(112)	-	973	-	861
Stock option expense	-	-	911	-	-	-	911
Share repurchases	(4,509)	(45)	(45,659)	-	-	-	(45,704)
Restricted stock plan shares earned (138 shares)	-	-	1,991	-	-	-	1,991
Cancellation of shares issued for restricted stock awards	(70)	(1)	(688)	-	-	-	(689)
Shares issued in conjunction with the acquisition of MSB Financial Corp.	5,854	58	45,075	-	-	-	45,133
Cash dividends declared ($0.16 per common share)		-	-	(13,623)	-		(13,623)
Balance - December 31, 2020	84,938	$849	$724,389	$388,376	$(27,726)	$6,453	$1,092,341

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Unaudited)

	Six Months Ended
	December 31,
	2020	2019
Cash Flows from Operating Activities:
Net income	$28,327	$22,022
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	2,883	2,263
Net accretion of premiums, discounts and loan fees and costs	(7,620)	(4,575)
Deferred income taxes and valuation allowance	2,262	2,940
Realized gain on bargain purchase	(3,053)	-
Amortization of intangible assets	534	615
Amortization of benefit plans’ unrecognized net gain	42	480
Provision for (reversal of) credit losses	2,694	(2,247)
Loss on write-down and sales of other real estate owned	-	28
Loans originated for sale	(212,037)	(120,091)
Proceeds from sale of mortgage loans held-for-sale	224,141	127,678
Gain on sale of mortgage loans held-for-sale, net	(3,916)	(1,273)
Realized (gain) loss on sale and call of investment securities available for sale	(436)	3
Realized loss on debt extinguishment	796	-
Realized gain on sale of loans receivable	(352)	-
Realized loss on disposition of premises and equipment	26	342
Increase in cash surrender value of bank owned life insurance	(3,192)	(3,156)
ESOP, stock option plan and restricted stock plan expenses	3,763	4,269
(Increase) decrease in interest receivable	(752)	1,099
Increase in other assets	(3,225)	(20,227)
Decrease in interest payable	(237)	(3,094)
Increase in other liabilities	172	17,663
Net Cash Provided by Operating Activities	30,820	24,739

Cash Flows from Investing Activities:
Purchases of:
Investment securities available for sale	(604,971)	(216,015)
Proceeds from:
Repayments/calls/maturities of investment securities available for sale	253,802	70,213
Repayments/calls/maturities of investment securities held to maturity	2,930	2,745
Sales of investment securities available for sale	44,842	3,646
Purchase of loans	(23,508)	(34,249)
Net decrease in loans receivable	192,081	224,895
Proceeds from sale of loans receivable	43,931	-
Purchase of interest rate caps	-	(1,476)
Additions to premises and equipment	(2,224)	(2,688)
Proceeds from cash settlement of premises and equipment	-	395
Redemption of FHLB stock	16,421	1,352
Net cash acquired in acquisition	4,296	-
Net Cash (Used in) Provided by Investing Activities	$(72,400)	$48,818

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands, Unaudited)

	Six Months Ended
	December 31,
	2020	2019
Cash Flows from Financing Activities:
Net increase in deposits	423,187	41,832
Repayment of term FHLB advances	(1,667,796)	(1,680,059)
Proceeds from term FHLB advances	1,365,000	1,650,000
Net decrease in other short-term borrowings	(68,635)	(17,680)
Net decrease in advance payments by borrowers for taxes	(1,263)	(302)
Repurchase and cancellation of common stock of Kearny Financial Corp.	(45,704)	(52,254)
Cancellation of shares repurchased on vesting to pay taxes	(689)	(937)
Dividends paid	(13,793)	(11,296)
Net Cash Used in Financing Activities	(9,693)	(70,696)
Net (Decrease) Increase in Cash and Cash Equivalents	(51,273)	2,861
Cash and Cash Equivalents - Beginning	180,967	38,935
Cash and Cash Equivalents - Ending	$129,694	$41,796

Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Income taxes, net of refunds	$9,189	$6,379
Interest	$30,798	$48,881

Non-cash investing and financing activities:
Transfers from loans receivable to loans receivable held-for-sale	$43,579	$-
Acquisition of other real estate owned in settlement of loans	$-	$206
Fair value of assets acquired, net of cash and cash equivalents acquired	$567,816	$-
Fair value of liabilities assumed	$523,926	$-

In conjunction with the adoption of ASU 2019-04, the following qualifying held to maturity securities were transferred to available for sale:
Debt securities transferred from held to maturity to available for sale	$-	$537,732

In conjunction with the adoption of ASU 2016-02, the following assets and liabilities were recognized:
Operating lease right-of-use assets	$-	$17,243
Operating lease liabilities	$-	$17,758

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of Kearny Financial Corp. (the “Company”), its wholly-owned subsidiary, Kearny Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries, CJB Investment Corp., KFS Insurance Services, Inc. and Millington Savings Service Corp. The Company conducts its business principally through the Bank. Management prepared the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), including the elimination of all significant inter-company accounts and transactions during consolidation.

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, income, comprehensive (loss) income, changes in stockholders’ equity and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the unaudited consolidated financial statements have been included. The results of operations for the three-month and six-month periods ended December 31, 2020 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

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

Risks and Uncertainties

As previously disclosed, on March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The COVID-19 pandemic has adversely affected, and may continue to adversely affect, local, national and global economic activity. The spread of the outbreak has caused significant disruptions to the U.S. economy, significant reductions in the targeted federal funds rate and has disrupted banking and other financial activity in the areas in which the Company operates. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted to, among other provisions, provide emergency assistance for individuals, families and businesses affected by the COVID-19 pandemic. On December 27, 2020 the 2021 Consolidated Appropriations Act, was enacted as part of an omnibus spending bill for the 2021 federal fiscal year, included provisions intended to provide additional aid to those impacted by the pandemic.

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

The extent to which the COVID-19 pandemic will continue to impact the Company’s business, financial condition and results of operations in future periods will depend on future developments, including the scope and duration of the pandemic, the efficacy and adoption of COVID-19 vaccines and actions taken by governmental authorities and other third parties in response to the pandemic, as well as further actions the Company may take as may be required by government authorities or that the Company determines is in the best interests of its employees and clients. There is no certainty that such measures will be sufficient to mitigate the risks posed by the pandemic.

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

Accrued Interest Receivable

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans, available for sale securities, and held to maturity securities. Accrued interest receivable on loans is reported as a component of accrued interest receivable on the Consolidated Statement of Financial Condition, totaled $15.5 million at December 31, 2020 and is excluded from the estimate of credit losses. Accrued interest receivable on available of sale securities and held to maturity securities, also a component of accrued interest receivable on the Consolidated Statement of Financial Condition, totaled $4.1 million and $202,000, respectively, at December 31, 2020 and is excluded from the estimate of credit losses.  There were no material accrued interest balances for loans on deferral under the CARES Act.

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

The following schedule shows the Company’s earnings per share calculations for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Net income	$16,948	$10,652	$28,327	$22,022

Weighted average number of common shares outstanding - basic	85,120	82,831	85,564	83,794
Effect of dilutive securities	3	45	2	41
Weighted average number of common shares outstanding - diluted	85,123	82,876	85,566	83,835

Basic earnings per share	$0.20	$0.13	$0.33	$0.26
Diluted earnings per share	$0.20	$0.13	$0.33	$0.26

Stock options for 3,280,648 and 3,115,000 shares of common stock were not considered in computing diluted earnings per share at December 31, 2020 and December 31, 2019, respectively, because they were considered anti-dilutive.

3.     SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of December 31, 2020, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date this document was filed.

4.    ACQUISITION OF MSB FINANCIAL CORP.

On July 10, 2020, the Company completed its acquisition of MSB Financial Corp. (“MSB”), and its subsidiary Millington Bank.  In accordance with the merger agreement, approximately $9.8 million in cash and 5,853,811 shares of Company common stock were distributed to former MSB shareholders in exchange for their shares of MSB common stock.

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their fair values as of July 10, 2020 based on management’s best estimate using the information available as of the merger date.  The application of the acquisition method of accounting resulted in the recognition of bargain purchase gain of $3.1 million and a core deposit intangible of $690,000. During the quarter ended December 31, 2020 the Company completed all MSB tax returns and determined that there were no material adjustments to the balance of deferred income tax assets or bargain purchase gain associated with the MSB acquisition.

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

6.     RECENT ACCOUNTING PRONOUNCEMENTS

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued ASU 2019-12, “Income taxes (Topic 740); Simplifying the Accounting for Income Taxes”. ASU 2019-12 provides amendments intended to reduce the cost and complexity in accounting for income taxes while maintaining or improving the usefulness of the information provided to users of financial statements.  ASU 2019-12 removes the following exceptions from ASC 740, Income Taxes: (i) exceptions to the incremental approach for intraperiod tax allocation; (ii) exceptions to accounting for basis differences when a foreign subsidiary becomes an equity method investment or a foreign equity method investment become a subsidiary; and (iii) exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. ASU 2019-12 provides the following amendments that simplify and improve guidance with Topic 740: (i) franchise taxes that are based partially on income; (ii) transactions that result in a step up in the tax basis of goodwill; (iii) separate financial statements of legal entities that are not subject to tax; (iv) enacted changes in tax laws in interim periods; and (v) employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. For public business entities, the amendments in the ASU 2019-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

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

7.     SECURITIES

At December 31, 2020, there was no allowance for credit losses on available for sale securities. The following tables present the amortized cost, gross unrealized gains and losses and estimated fair values for available for sale securities and the amortized cost, gross unrecognized gains and losses and estimated fair values for held to maturity securities as of the dates indicated:

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for sale:
Debt securities:
Obligations of state and political subdivisions	$46,665	$1,098	$-	$47,763
Asset-backed securities	254,920	1,454	967	255,407
Collateralized loan obligations	197,515	79	909	196,685
Corporate bonds	166,097	1,547	476	167,168
Trust preferred securities	2,967	-	101	2,866
Total debt securities	668,164	4,178	2,453	669,889

Mortgage-backed securities:
Collateralized mortgage obligations (1)	20,021	489	-	20,510
Residential pass-through securities (1)	693,655	12,336	-	705,991
Commercial pass-through securities (1)	290,095	9,597	189	299,503
Total mortgage-backed securities	1,003,771	22,422	189	1,026,004

Total securities available for sale	$1,671,935	$26,600	$2,642	$1,695,893

(1)	Government-sponsored enterprises.

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for sale:
Debt securities:
Obligations of state and political subdivisions	$52,843	$1,211	$-	54,054
Asset-backed securities	177,413	-	4,966	172,447
Collateralized loan obligations	198,619	-	4,831	193,788
Corporate bonds	142,942	1,267	570	143,639
Trust preferred securities	2,967	-	340	2,627
Total debt securities	574,784	2,478	10,707	566,555

Mortgage-backed securities:
Collateralized mortgage obligations (1)	30,043	860	-	30,903
Residential pass-through securities (1)	543,819	18,135	-	561,954
Commercial pass-through securities (1)	214,575	11,716	-	226,291
Total mortgage-backed securities	788,437	30,711	-	819,148

Total securities available for sale	$1,363,221	$33,189	$10,707	$1,385,703

(1)	Government-sponsored enterprises.

	December 31, 2020
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Held to maturity:
Debt securities:
Obligations of state and political subdivisions	$29,549	$1,514	$-	$31,063
Total debt securities	29,549	1,514	-	31,063

Total securities held to maturity	$29,549	$1,514	$-	$31,063

	June 30, 2020
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Held to maturity:
Debt securities:
Obligations of state and political subdivisions	$32,556	$1,513	$-	$34,069
Total debt securities	32,556	1,513	-	34,069

Total securities held to maturity	$32,556	$1,513	$-	$34,069

Excluding the balances of mortgage-backed securities, the following table presents the amortized cost and estimated fair values of debt securities available for sale and held to maturity, by contractual maturity, at December 31, 2020:

	December 31, 2020
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities:
Due in one year or less	$5,163	$5,180
Due after one year through five years	88,106	89,216
Due after five years through ten years	341,569	343,661
Due after ten years	262,875	262,895
Total	$697,713	$700,952

Sales of securities available for sale were as follows for the periods presented below:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
	(In Thousands)		(In Thousands)
Available for sale securities sold:
Proceeds from sales of securities	$25,242	$-	$44,842	$3,646

Gross realized gains	$800	$-	$800	$12
Gross realized losses	-	-	(385)	(28)
Net gain (loss) on sales of securities	$800	$-	$415	$(16)

Calls of securities available for sale during the three months ended December 31, 2020 and December 31, 2019 resulted in gross gains of $13,000 and $11,000, respectively.  Calls of securities available for sale during the six months ended December 31, 2020 and December 31, 2019 resulted in gross gains of $21,000 and $13,000, respectively.  During the three and six months ended December 31, 2020 and December 31, 2019, there were no gains or losses recorded on sales and calls of securities held to maturity.

The carrying value of securities pledged for borrowings at the FHLB and other institutions, and securities pledged for public funds and other purposes, were as follows as of the dates presented below:

	December 31,	June 30,
	2020	2020
	(In Thousands)
Securities pledged:
Pledged for borrowings at the FHLB of New York	$155,620	$155,288
Pledged to secure public funds on deposit	104,434	19,944
Pledged for potential borrowings at the Federal Reserve Bank of New York	338,152	366,482
Pledged as collateral for depositor sweep accounts	-	7,830
Total carrying value of securities pledged	$598,206	$549,544

The following tables present the gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that securities have been in a continuous unrealized loss position within the available for sale portfolio at December 31, 2020 and June 30, 2020:

	December 31, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale:
Asset-backed securities	$46,989	$529	$44,103	$438	10	$91,092	$967
Collateralized loan obligations	61,440	110	126,755	799	18	188,195	909
Corporate bonds	41,548	401	19,925	75	7	61,473	476
Trust preferred securities	-	-	2,866	101	2	2,866	101
Commercial pass-through securities	81,056	189	-	-	4	81,056	189

Total	$231,033	$1,229	$193,649	$1,413	41	$424,682	$2,642

	June 30, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale:
Asset-backed securities	$146,494	$3,962	$25,954	$1,004	16	$172,448	$4,966
Collateralized loan obligations	71,282	1,245	122,506	3,586	19	193,788	4,831
Corporate bonds	24,764	236	39,651	334	8	64,415	570
Trust preferred securities	-	-	2,626	340	2	2,626	340

Total	$242,540	$5,443	$190,737	$5,264	45	$433,277	$10,707

At December 31, 2020 and June 30, 2020, there were no held to maturity securities with unrecognized losses.

Available for sale securities are evaluated to determine if a decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. An impairment related to credit factors would be recorded through an allowance for credit losses. The allowance is limited to the amount by which the security’s amortized cost basis exceeds the fair value. An impairment that has not been recorded through an allowance for credit losses shall be recorded through other comprehensive income, net of applicable taxes. Investment securities will be written down to fair value through the consolidated statement of income when management intends to sell, or may be required to sell, the securities before they recover in value.  The issuers of these securities continue to make timely principal and interest payments and none of these securities were past due or were placed in nonaccrual status at December 31, 2020. Management believes that the unrealized losses on these securities are a function of changes in market interest rates and credit spreads, not changes in credit quality. Therefore, no allowance for credit losses was recorded at December 31, 2020.

At December 31, 2020, the Company’s entire portfolio of held to maturity securities consists of municipal bonds which are highly rated by major rating agencies and have a long history of no credit losses.  None of the securities in the Company’s portfolio of held to maturity municipal bonds were in an unrealized loss position. The Company continually monitors the municipal bond sector of the market and reviews collectability including such factors as the financial condition of the issuers including credit ratings in effect as of the reporting period.

8.     LOANS RECEIVABLE

The following table sets forth the composition of the Company’s loan portfolio at December 31, 2020 and June 30, 2020:

	December 31,	June 30,
	2020	2020
	(In Thousands)
Commercial loans:
Multi-family mortgage	$2,076,483	$2,059,568
Nonresidential mortgage	1,123,695	960,853
Commercial business (1)	202,010	138,788
Construction	90,398	20,961
Total commercial loans	3,492,586	3,180,170

One- to four-family residential mortgage	1,305,351	1,273,022

Consumer loans:
Home equity loans	65,298	82,920
Other consumer	4,123	3,991
Total consumer loans	69,421	86,911

Total loans	4,867,358	4,540,103

Unaccreted yield adjustments	(38,724)	(41,706)

Total loans receivable, net of yield adjustments	$4,828,634	$4,498,397

(1)

Includes Paycheck Protection Program (“PPP”) loans of $39.2 million and $69.0 million as of December 31, 2020 and June 30, 2020, respectively. The balance of PPP loans at December 31, 2020 includes loans acquired in conjunction with the Company’s acquisition of MSB on July 10, 2020.

Past Due Loans

Past due status is based on the contractual payment terms of the loans. The following tables present the payment status of past due loans as of December 31, 2020 and June 30, 2020, by loan segment:

	December 31, 2020
	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Current	$2,060,012	$1,083,879	$201,527	$90,398	$1,297,164	$65,182	$4,110	$4,802,272
Past due:
30-59 days	2,971	2,713	183	-	2,718	-	2	8,587
60-89 days	3,274	14,529	-	-	271	-	6	18,080
90 days and over	10,226	22,574	300	-	5,198	116	5	38,419
Total past due	16,471	39,816	483	-	8,187	116	13	65,086

Total loans	$2,076,483	$1,123,695	$202,010	$90,398	$1,305,351	$65,298	$4,123	$4,867,358

	June 30, 2020

	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Current	$2,059,568	$941,714	$138,439	$20,961	$1,264,267	$82,358	$3,981	$4,511,288
Past due:
30-59 days	-	-	-	-	3,211	169	-	3,380
60-89 days	-	14,478	-	-	1,038	13	5	15,534
90 days and over	-	4,661	349	-	4,506	380	5	9,901
Total past due	-	19,139	349	-	8,755	562	10	28,815

Total loans	$2,059,568	$960,853	$138,788	$20,961	$1,273,022	$82,920	$3,991	$4,540,103

Nonperforming Loans

Loans are generally placed on nonaccrual status when contractual payments become 90 or more days past due or when the Company does not expect to receive all principal and interest payments (“P&I”) owed substantially in accordance with the terms of the loan agreement, regardless of past due status. Loans that become 90 days past due, but are well secured and in the process of collection, may remain on accrual status. Nonaccrual loans are generally returned to accrual status when all payments due are brought current and we expect to receive all remaining P&I payments owed substantially in accordance with the terms of the loan agreement.  Payments received in cash on nonaccrual loans, including both the principal and interest portions of those payments, are generally applied to reduce the carrying value of the loan. The Company did not recognize interest income on non-accrual loans during the three and six months ended December 31, 2020 and December 31, 2019.

The following tables present information relating to the Company’s nonperforming loans as of December 31, 2020 and June 30, 2020:

	December 31, 2020
	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Performing	$2,060,087	$1,084,413	$201,483	$87,884	$1,292,826	$65,075	$4,118	$4,795,886
Nonperforming:
90 days and over past due accruing	-	-	-	-	-	-	-	-
Nonaccrual loans with allowance for credit losses	-	1,635	121	-	2,770	-	5	4,531
Nonaccrual loans with no allowance for credit losses	16,396	37,647	406	2,514	9,755	223	-	66,941
Total nonperforming	16,396	39,282	527	2,514	12,525	223	5	71,472

Total loans	$2,076,483	$1,123,695	$202,010	$90,398	$1,305,351	$65,298	$4,123	$4,867,358

	June 30, 2020
	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Performing	$2,056,606	$936,917	$138,196	$20,961	$1,264,663	$82,078	$3,986	$4,503,407
Nonperforming:
90 days and over past due accruing	-	-	-	-	-	-	5	5
Nonaccrual	2,962	23,936	592	-	8,359	842	-	36,691
Total nonperforming	2,962	23,936	592	-	8,359	842	5	36,696

Total loans	$2,059,568	$960,853	$138,788	$20,961	$1,273,022	$82,920	$3,991	$4,540,103

Troubled Debt Restructurings (“TDRs”)

On a case-by-case basis, the Company may agree to modify the contractual terms of a loan to assist a borrower who may be experiencing financial difficulty, as well as to preserve the Company’s position in the loan. If the borrower is experiencing financial difficulties and a concession has been made at the time of such modification, the loan is classified as a TDR.  At December 31, 2020, the Company had TDRs totaling $19.6 million. The allowance for credit losses associated with the TDRs presented in the tables below totaled $209,000 and $8,000 as of December 31, 2020 and June 30, 2020, respectively. As of December 31, 2020, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured in a TDR.

The following tables present total TDR loans at December 31, 2020 and June 30, 2020:

	December 31, 2020
	Accrual		Non-accrual		Total
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(Dollars In Thousands)
Commercial loans:
Multi-family mortgage loans	-	$-	1	$2,896	1	$2,896
Nonresidential mortgage	1	108	7	2,505	8	2,613
Commercial business	5	5,083	5	422	10	5,505
Construction	-	-	1	2,514	1	2,514
Total commercial loans	6	5,191	14	8,337	20	13,528

One- to four-family residential mortgage	16	2,400	17	3,091	33	5,491

Consumer loans:
Home equity loans	8	528	1	95	9	623
Total	30	$8,119	32	$11,523	62	$19,642

	June 30, 2020
	Accrual		Non-accrual		Total
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(Dollars In Thousands)
Commercial loans:
Multi-family mortgage loans	-	$-	1	$2,962	1	$2,962
Nonresidential mortgage	1	112	9	5,442	10	5,554
Commercial business	5	5,179	6	446	11	5,625
Total commercial loans	6	5,291	16	8,850	22	14,141

One- to four-family residential mortgage	14	2,407	20	3,811	34	6,218

Consumer loans:
Home equity loans	12	715	2	448	14	1,163
Total	32	$8,413	38	$13,109	70	$21,522

The following tables present information regarding the restructuring of the Company’s troubled debts during the three and six months ended December 31, 2020 and December 31, 2019:

	Three Months Ended December 31, 2020			Six Months Ended December 31, 2020
	# of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment	# of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
	(Dollars In Thousands)
One- to four-family residential mortgage	-	$-	$-	1	$309	$308
Total	-	$-	$-	1	$309	$308

	Three Months Ended December 31, 2019			Six Months Ended December 31, 2019
	# of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment	# of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
	(Dollars In Thousands)
Commercial business	1	$92	$92	4	$1,867	$1,921
One- to four-family residential mortgage	1	44	44	3	1,046	982
Home equity loans	-	-	-	1	82	81
Total	2	$136	$136	8	$2,995	$2,984

During the three and six months ended December 31, 2020 and December 31 2019, there were no charge-offs related to TDRs. During the three months ended December 31, 2020 there was one troubled debt restructuring default totaling $488,000.  During the three and six months ended December 31, 2019, there were no troubled debt restructuring defaults..

Loan modifications generally involve a reduction in interest rates and/or extension of maturity dates and also may include step up interest rates in their modified terms which will impact their weighted average yield in the future. The residential mortgage loan which qualified as a TDR during the six months ended December 31, 2020, capitalized prior past due amounts and modified the loan’s repayment terms.

In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System (the “FRB”) and the Federal Deposit Insurance Corporation (the “FDIC”), issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications.  The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term modifications such as payment deferrals, fee waivers, extension of repayment terms, or other delays in payment that are insignificant. Provisions of the CARES Act largely mirrored the provisions of the interagency statement, providing that modified loans were not to be considered TDRs if they were performing at December 31, 2019 and other considerations set forth in the interagency statements were met. Borrowers considered current are those that are less than 30 days past due at the time a modification program is implemented or at December 31, 2019.

On December 27, 2020, the 2021 Consolidated Appropriations Act was signed into law. The $900 billion relief package includes legislation that extends certain relief provisions of the CARES Act that were set to expire on December 31, 2020.  The CARES Act permitted financial institutions to suspend TDR assessment and reporting requirements under GAAP for loan modifications.  This new legislation extends this relief to the earlier of 60 days after the national emergency declared by the President is terminated or January 1, 2022. As of December 31, 2020, the Company had 37 non-TDR modified loans totaling approximately $33.2 million.

The following table sets forth the composition of these loans by loan segments as of December 31, 2020:

	December 31, 2020
	# of Loans (1)	Balance (1)
	(Dollars In Thousands)
Commercial loans:
Multi-family mortgage loans	9	$18,247
Nonresidential mortgage	2	5,913
Commercial business	5	1,314
Total commercial loans	16	25,474

One- to four-family residential mortgage	20	7,664

Consumer loans:
Home equity loans	1	39

Total	37	$33,177

(1)	Includes loans acquired in conjunction with the Company’s acquisition of MSB on July 10, 2020.

Individually Analyzed Loans

Effective July 1, 2020, individually analyzed loans include loans which do not share similar risk characteristics with other loans. TDR’s will generally be evaluated for individual impairment, however, after a period of sustained repayment performance which permits the credit to be returned to accrual status, a TDR would generally be removed from individual impairment analysis and returned to its corresponding pool. As of December 31, 2020, the carrying value of individually analyzed loans totaled $71.5 million, of which $58.7 million were considered collateral dependent.

For collateral dependent loans where management has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and repayment of the loan is to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral, less costs to sell, and the amortized cost basis of the loan as of the measurement date. See Note 15 for additional disclosure regarding fair value of individually analyzed collateral dependent loans.

The following table presents the carrying value of collateral dependent individually analyzed loans:

	December 31, 2020
	Carrying Value	Related Allowance
	(In Thousands)
Commercial loans:
Multi-family mortgage	$13,500	$-
Nonresidential mortgage (1)	38,249	518
Commercial business (2)	195	-
Construction	-	-
Total commercial loans	51,944	518

One- to four-family residential mortgage (3)	6,598	206

Consumer loans:
Home equity loans (3)	116	-

Total	$58,658	$724

(1)	Secured by income-producing property.
(2)	Secured by business assets.
(3)	Secured by one- to four-family properties.

The following table presents, under previously applicable GAAP, loans individually evaluated for impairment by portfolio segment as of June 30, 2020:

	June 30, 2020
	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Carrying value of impaired loans:

Non-impaired loans	$2,056,606	$936,805	$132,999	$20,961	$1,262,256	$81,363	$3,991	$4,494,981
Impaired loans:
Impaired loans with no allowance for impairment	2,962	22,516	5,622	-	10,659	1,557	-	43,316
Impaired loans with allowance for impairment:
Recorded investment	-	1,532	167	-	107	-	-	1,806
Allowance for impairment	-	(41)	(47)	-	(1)	-	-	(89)
Balance of impaired loans net of allowance for impairment	-	1,491	120	-	106	-	-	1,717
Total impaired loans, excluding allowance for impairment:	2,962	24,048	5,789	-	10,766	1,557	-	45,122

Total loans	$2,059,568	$960,853	$138,788	$20,961	$1,273,022	$82,920	$3,991	$4,540,103

Unpaid principal balance of impaired loans:
Total impaired loans	$3,544	$25,898	$8,778	$73	$12,908	$1,950	$-	$53,151

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

Loss – Loans which considered uncollectible or of so little value that their continuance as assets is not warranted.

The following table presents the risk category of loans as of December 31, 2020 by loan segment and vintage year:

	Term Loans by Origination Year for Fiscal Years ended June 30,
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
	(In Thousands)
Multi-family mortgage:
Pass	$129,953	$260,622	$412,587	$402,970	$383,315	$458,752	$-	$2,048,199
Special Mention	-	-	-	-	1,851	1,070	-	2,921
Substandard	-	-	-	6,170	10,226	8,967	-	25,363
Doubtful	-	-	-	-	-	-	-	-
Total multi-family mortgage	129,953	260,622	412,587	409,140	395,392	468,789	-	2,076,483
Non-residential mortgage:
Pass	41,110	86,629	56,444	69,847	276,965	512,294	6,238	1,049,527
Special Mention	-	-	23,520	-	980	4,524	-	29,024
Substandard	-	-	-	9,165	24,903	11,076	-	45,144
Doubtful	-	-	-	-	-	-	-	-
Total non-residential mortgage	41,110	86,629	79,964	79,012	302,848	527,894	6,238	1,123,695
Commercial business:
Pass	29,506	47,411	4,466	20,468	7,093	14,342	68,640	191,926
Special Mention	1,115	1,640	267	2,370	978	15	166	6,551
Substandard	-	124	216	1,597	105	1,334	157	3,533
Doubtful	-	-	-	-	-	-	-	-
Total commercial business	30,621	49,175	4,949	24,435	8,176	15,691	68,963	202,010
Construction loans:
Pass	6,534	20,680	17,702	21,449	14,239	1,523	5,735	87,862
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	2,536	-	2,536
Doubtful	-	-	-	-	-	-	-	-
Total construction loans	6,534	20,680	17,702	21,449	14,239	4,059	5,735	90,398
Residential mortgage:
Pass	154,973	181,649	98,598	98,970	157,949	591,450	375	1,283,964
Special Mention	-	-	1,246	-	-	708	-	1,954
Substandard	952	1,408	683	-	570	15,820	-	19,433
Doubtful	-	-	-	-	-	-	-	-
Total residential mortgage	155,925	183,057	100,527	98,970	158,519	607,978	375	1,305,351
Home equity loans:
Pass	356	3,754	6,516	3,805	3,189	19,166	27,556	64,342
Special Mention	-	-	-	-	-	166	-	166
Substandard	-	-	-	-	66	724	-	790
Doubtful	-	-	-	-	-	-	-	-
Total home equity loans	356	3,754	6,516	3,805	3,255	20,056	27,556	65,298
Other consumer loans
Pass	504	536	775	266	145	1,717	72	4,015
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	1	1
Doubtful	-	-	-	-	-	5	102	107
Other consumer loans	504	536	775	266	145	1,722	175	4,123
Total loans	$365,003	$604,453	$623,020	$637,077	$882,574	$1,646,189	$109,042	$4,867,358

The following table presents, under previously applicable GAAP, the risk category of loans as of June 30, 2020 by loan segment:

	June 30, 2020
	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Pass	$2,055,520	$932,202	$132,818	$20,961	$1,258,246	$81,120	$3,979	$4,484,846

Special Mention	1,086	4,373	2,585	-	981	157	5	9,187
Substandard	2,962	24,278	3,385	-	13,795	1,643	6	46,069
Doubtful	-	-	-	-	-	-	1	1

Total loans	$2,059,568	$960,853	$138,788	$20,961	$1,273,022	$82,920	$3,991	$4,540,103

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

As part of the acquisition of MSB, the Company purchased loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination.  The carrying amount of those loans is as follows:

At July 10, 2020
(In Thousands)
Purchase price of PCD loans at acquisition	$69,415
Allowance for credit losses at acquisition	(3,901)
Non-credit discount at acquisition	(167)
Amortized cost of acquired PCD loans at acquisition	$65,347

Residential Mortgage Loans in Foreclosure

We may obtain physical possession of one- to four-family real estate collateralizing a residential mortgage loan via foreclosure or through an in-substance repossession. As of December 31, 2020, we held one single-family property in other real estate owned with an aggregate carrying value of $178,000 that was acquired through a foreclosure on a residential mortgage loan.  As of that same date, we held nine residential mortgage loans with aggregate carrying values totaling $1.7 million which were in the process of foreclosure.

As of June 30, 2020, we held one single-family property in other real estate owned with an aggregate carrying value of $178,000 that was acquired through a foreclosure on a residential mortgage loan.  As of that same date, we held nine residential mortgage loans with aggregate carrying values totaling $1.9 million which were in the process of foreclosure.

The States of New Jersey and New York have issued executive orders and enacted legislation declaring moratoriums on removing individuals from a residential property as a result of an eviction or foreclosure proceeding. The New Jersey order will be in effect until two months after the Governor has declared an end to the COVID-19 health crisis. The New York law, which places a moratorium on evictions for tenants who have endured COVID-related hardship and on foreclosures, will be in effect until at least May 1, 2021.  As a result, since March 28, 2020, the Company has temporarily suspended residential property foreclosure sales and evictions.

On September 4, 2020, the Centers for Disease Control and Prevention (“CDC”) imposed a nationwide temporary federal moratorium on residential evictions due to nonpayment of rent, for qualified tenants. The national eviction moratorium took effect after the expiration of eviction protections established by the CARES Act and was scheduled to extend through December 31, 2020, but was extended legislatively through January 31, 2021.  On January 20, 2021, the CDC announced its intent to extend the existing eviction moratorium order through March 31, 2021.

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

Allowance for Credit Losses on Loans Receivable

The following tables present the balance of the allowance for credit losses at December 31, 2020 and June 30, 2020.  For the three months and six months ended December 31, 2020, the balance of the allowance for credit losses is based on the CECL methodology, as noted above. For the year ended June 30, 2020, the allowance for loan losses is based upon the calculation methodology as described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020. The tables identify the valuation allowances attributable to specifically identified impairments on individually evaluated loans, including those acquired with deteriorated credit quality, as well as valuation allowances for impairments on loans evaluated collectively. The tables include the underlying balance of loans receivable applicable to each category as of those dates.

Allowance for Credit Losses
December 31, 2020

	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of allowance for credit losses:
Loans acquired with deteriorated credit quality individually analyzed	$-	$518	$-	$-	$206	$-	$-	$724
Loans acquired with deteriorated credit quality collectively analyzed	187	994	72	109	221	19	-	1,602
Loans individually evaluated for impairment	-	1	683	-	68	-	-	752
Loans collectively evaluated for impairment	29,313	14,420	2,593	1,096	12,130	706	50	60,308
Total allowance for credit losses	$29,500	$15,933	$3,348	$1,205	$12,625	$725	$50	$63,386

Balance of Loans Receivable
December 31, 2020

	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of loans receivable:
Loans acquired with deteriorated credit quality individually evaluated	$-	$1,635	$195	$-	$3,853	$-	$-	$5,683
Loans acquired with deteriorated credit quality collectively evaluated	5,660	31,593	4,081	11,493	4,850	362	5	58,044
Loans individually evaluated for impairment	16,396	37,647	332	2,514	8,672	223	-	65,784
Loans collectively evaluated for impairment	2,054,427	1,052,820	197,402	76,391	1,287,976	64,713	4,118	4,737,847
Total loans	$2,076,483	$1,123,695	$202,010	$90,398	$1,305,351	$65,298	$4,123	$4,867,358
Unaccreted yield adjustments								(38,724)
Loans receivable, net of yield adjustments								$4,828,634

Allowance for Loan Losses
June 30, 2020

	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of allowance for loan losses:
Loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Loans individually evaluated for impairment	-	41	47	-	1	-	-	89
Loans collectively evaluated for impairment	20,916	8,722	1,879	236	4,859	568	58	37,238
Total allowance for loan losses	$20,916	$8,763	$1,926	$236	$4,860	$568	$58	$37,327

Balance of Loans Receivable
June 30, 2020

	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of loans receivable:
Loans acquired with deteriorated credit quality	$-	$-	$222	$-	$77	$-	$-	299
Loans individually evaluated for impairment	2,962	24,048	5,567	-	10,689	1,557	-	44,823
Loans collectively evaluated for impairment	2,056,606	936,805	132,999	20,961	1,262,256	81,363	3,991	4,494,981
Total loans	$2,059,568	$960,853	$138,788	$20,961	$1,273,022	$82,920	$3,991	$4,540,103
Unaccreted yield adjustments								(41,706)
Loans receivable, net of yield adjustments								$4,498,397

The following tables present the activity in the ACL on loans for the three and six months ended December 31, 2020:

	Three Months Ended December 31, 2020
	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Changes in the allowance for credit losses for the three months ended December 31, 2020:

At September 30, 2020:	$28,566	$15,094	$4,355	$1,105	$14,835	$858	$47	$64,860

Charge offs	-	(66)	-	-	(13)	(32)	(4)	(115)
Recoveries	-	-	3	-	-	-	3	6
Provision for (reversal of) credit losses	934	905	(1,010)	100	(2,197)	(101)	4	(1,365)

Total allowance for credit losses	$29,500	$15,933	$3,348	$1,205	$12,625	$725	$50	$63,386

	Six Months Ended December 31, 2020
	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Changes in the allowance for credit losses for the six months ended December 31, 2020:

At June 30, 2020 (prior to adoption of ASC 326):	$20,916	$8,763	$1,926	$236	$4,860	$568	$58	$37,327

Impact of adopting Topic 326	8,408	2,390	(421)	80	9,106	92	(15)	19,640
Charge offs	-	(66)	(64)	-	(13)	(32)	(13)	(188)
Recoveries	-	-	5	-	-	-	7	12
Initial allowance on PCD loans	250	1,720	1,007	99	720	105	-	3,901
(Reversal of) provision for credit losses	(74)	3,126	895	790	(2,048)	(8)	13	2,694

Total allowance for credit losses	$29,500	$15,933	$3,348	$1,205	$12,625	$725	$50	$63,386

For the accounting policy on the allowance for loan losses that was in effect prior to the adoption of Topic 326, see Note 1 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2020. The following tables present the activity in the allowance for loan losses for the three and six months ended December 31, 2019:

	Three Months Ended December 31, 2019
	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the three months ended December 31, 2019:

At September 30, 2019:	$16,702	$9,371	$2,293	$140	$3,307	$478	$141	$32,432

Total charge offs	-	-	-	-	-	-	(44)	(44)
Total recoveries	-	-	-	-	-	-	14	14
(Reversal of) provision for loan losses	(642)	(687)	(285)	2	171	(22)	(2)	(1,465)

Total allowance for loan losses	$16,060	$8,684	$2,008	$142	$3,478	$456	$109	$30,937

	Six Months Ended December 31, 2019
	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the six months ended December 31, 2019:

At June 30, 2019:	$16,959	$9,672	$2,467	$136	$3,377	$491	$172	$33,274

Total charge offs	-	-	-	-	-	-	(108)	(108)
Total recoveries	-	-	-	-	-	-	18	18
(Reversal of) provision for loan losses	(899)	(988)	(459)	6	101	(35)	27	(2,247)

Total allowance for loan losses	$16,060	$8,684	$2,008	$142	$3,478	$456	$109	$30,937

Allowance for Credit Losses on Off Balance Sheet Commitments

The following tables present the activity in the ACL on off balance sheet commitments for the three and six months ended December 31, 2020:

Three Months Ended
December 31, 2020
(In Thousands)
Changes in the allowance for credit losses for the three months ended December 31, 2020:

At September 30, 2020:	$1,004

Provision recorded in other non-interest expense	54

Total allowance for credit losses on off balance sheet commitments	$1,058

Six Months Ended
December 31, 2020
(In Thousands)
Changes in the allowance for credit losses for the six months ended December 31, 2020:

At June 30, 2020:	$-

Impact of adopting Topic 326 (1)	536
Provision recorded in other non-interest expense	522

Total allowance for credit losses on off balance sheet commitments	$1,058

(1)	Adoption of CECL accounting standard effective July 1, 2020.

10.     DEPOSITS

Deposits are summarized as follows:

	December 31,	June 30,
	2020	2020
	(In Thousands)
Non-interest-bearing demand	$518,828	$419,138
Interest-bearing demand	1,752,699	1,264,151
Savings	1,075,122	906,597
Certificates of deposits	1,965,964	1,840,396
Total deposits	$5,312,613	$4,430,282

11.     BORROWINGS

Fixed rate advances from the FHLB of New York mature as follows:

	December 31, 2020		June 30, 2020
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars in Thousands)
By remaining period to maturity:
Less than one year	$590,000	0.35%	$865,000	0.45%
One to two years	-	-	27,000	2.85
Two to three years	145,000	3.04	145,000	3.04
Three to four years	103,500	2.65	22,500	2.63
Four to five years	29,000	2.77	103,500	2.68
Greater than five years	-	-	6,500	2.82
Total advances	867,500	1.15%	1,169,500	1.08%
Unamortized fair value adjustments	(1,849)		(2,071)
Total advances, net of fair value adjustments	$865,651		$1,167,429

At December 31, 2020, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $3.09 billion and $155.6 million, respectively. At June 30, 2020, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $3.21 billion and $155.3 million, respectively.

Borrowings at June 30, 2020 also included overnight borrowings in the form of depositor sweep accounts totaling $5.7 million, while there were no such borrowings at December 31, 2020.

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

Fair Values of Derivative Instruments on the Statement of Financial Condition

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Statement of Financial Condition as of December 31, 2020 and June 30, 2020:

	December 31, 2020
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$216	Other liabilities	$12,293
Total		$216		$12,293

	June 30, 2020
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$235	Other liabilities	$18,177
Total		$235		$18,177

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using derivatives are primarily to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps and caps as part of its interest rate risk management strategy.  These interest rate products are designated as cash flow hedges.  As of December 31, 2020, the Company had a total of 13 interest rate swaps and caps with a total notional amount of $1.19 billion hedging specific wholesale funding positions.

For derivatives designated as cash flow hedges, the gain or loss on the derivative is recorded in other comprehensive income, net of tax, and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate wholesale funding positions.  During the three and six months ended December 31, 2020, the Company had $2.2 million and $4.6 million, respectively, of reclassifications to interest expense.  During the next twelve months, the Company estimates that $6.6 million will be reclassified as an increase in interest expense.

The tables below present the pre-tax effects of the Company’s derivative instruments on the Consolidated Statements of Income for the three and six months ended December 31, 2020 and 2019:

	Three Months Ended December 31, 2020
	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	(In Thousands)
Derivatives in cash flow hedging relationships:
Interest rate contracts	$1,389	Interest expense	$(2,217)
Total	$1,389		$(2,217)

	Six Months Ended December 31, 2020
	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	(In Thousands)
Derivatives in cash flow hedging relationships:
Interest rate contracts	$1,278	Interest expense	$(4,589)
Total	$1,278		$(4,589)

	Three Months Ended December 31, 2019
	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	(In Thousands)
Derivatives in cash flow hedging relationships:
Interest rate contracts	$2,679	Interest expense	$836
Total	$2,679		$836

	Six Months Ended December 31, 2019
	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	(In Thousands)
Derivatives in cash flow hedging relationships:
Interest rate contracts	$920	Interest expense	$2,207
Total	$920		$2,207

Offsetting Derivatives

The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives in the Consolidated Statements of Financial Condition as of December 31, 2020 and June 30, 2020, respectively. The net amounts presented for derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Statements of Financial Condition.

	December 31, 2020
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount
	(In Thousands)
Assets:
Interest rate contracts	$1,003	$(787)	$216	$-	$-	$216
Total	$1,003	$(787)	$216	$-	$-	$216

				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount
	(In Thousands)
Liabilities:
Interest rate contracts	$13,080	$(787)	$12,293	$-	$(12,293)	$-
Total	$13,080	$(787)	$12,293	$-	$(12,293)	$-

	June 30, 2020
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount
	(In Thousands)
Assets:
Interest rate contracts	$592	$(357)	$235	$-	$-	$235
Total	$592	$(357)	$235	$-	$-	$235

				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount
	(In Thousands)
Liabilities:
Interest rate contracts	$18,534	$(357)	$18,177	$-	$(18,177)	$-
Total	$18,534	$(357)	$18,177	$-	$(18,177)	$-

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations and could be required to terminate its derivative positions with the counterparty.  The Company also has agreements with its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well-capitalized institution, then the Company could be required to terminate its derivative positions with the counterparty.  As of December 31, 2020, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to those agreements was $13.0 million.

As required under the enforceable master netting arrangement with its derivatives counterparties, at December 31, 2020, the Company posted financial collateral of $12.3 million that was not included as offsetting amount.

In addition to the derivative instruments noted above, the Company’s pipeline of loans held for sale at December 31, 2020 and June 30, 2020, included $62.3 million and $127.2 million, respectively, of in process loans whose terms included interest rate locks to borrowers, which are considered free-standing derivative instruments whose fair values are not material to our financial condition or results of operations.

13.     BENEFIT PLANS

Components of Net Periodic Expense

The following table sets forth the aggregate net periodic benefit expense for the Bank’s Benefit Equalization Plan, Postretirement Welfare Plan, Directors’ Consultation and Retirement Plan and Atlas Bank Retirement Income Plan:

	Three Months Ended		Six Months Ended		Affected Line Item in the Consolidated
	December 31,		December 31,		Statements of Income
	2020	2019	2020	2019
	(In Thousands)		(In Thousands)
Service cost	$27	$19	$53	$39	Salaries and employee benefits
Interest cost	65	82	131	163	Miscellaneous non-interest expense
Amortization of unrecognized loss	21	5	42	10	Miscellaneous non-interest expense
Expected return on assets	(29)	(28)	(57)	(56)	Miscellaneous non-interest expense
Net periodic benefit cost	$84	$78	$169	$156

14.     INCOME TAXES

The following table presents a reconciliation between the reported income taxes for the periods presented and the income taxes which would be computed by applying the federal income tax rate of 21% to income for the three and six months ended December 31, 2020 and December 31, 2019:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
	(Dollars in Thousands)		(Dollars in Thousands)
Income before income taxes	$22,562	$14,199	$36,825	$29,386
Statutory federal tax rate	21%	21%	21%	21%
Federal income tax expense at statutory rate	$4,738	$2,982	$7,733	$6,171
(Reduction) increase in income taxes resulting from:
Tax exempt interest	(91)	(138)	(185)	(282)
State tax, net of federal tax effect	1,456	809	2,240	2,050
Incentive stock option compensation expense	20	20	40	37
Income from bank-owned life insurance	(338)	(333)	(665)	(666)
Non-deductible merger-related expenses	-	20	49	20
Bargain purchase gain	-	-	(641)	-
Utilization of capital loss carryforward	(375)	-	(375)	-
Other items, net	727	187	825	34
	6,137	3,547	9,021	7,364
Reversal of valuation allowance	(523)	-	(523)	-
Total income tax expense	$5,614	$3,547	$8,498	$7,364
Effective income tax rate	24.88%	24.98%	23.08%	25.06%

15.     FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Assets Measured on a Recurring Basis:

The following methods and significant assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at December 31, 2020 and June 30, 2020:

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

Those assets measured at fair value on a recurring basis are summarized below:

	December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Debt securities available for sale:
Obligations of state and political subdivisions	-	47,763	-	47,763
Asset-backed securities	-	255,407	-	255,407
Collateralized loan obligations	-	196,685	-	196,685
Corporate bonds	-	167,168	-	167,168
Trust preferred securities	-	2,866	-	2,866
Total debt securities	-	669,889	-	669,889

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	-	20,510	-	20,510
Residential pass-through securities	-	705,991	-	705,991
Commercial pass-through securities	-	299,503	-	299,503
Total mortgage-backed securities	-	1,026,004	-	1,026,004
Total securities available for sale	$-	$1,695,893	$-	$1,695,893
Interest rate contracts	-	216	-	216

Total assets	$-	$1,696,109	$-	$1,696,109

Liabilities:
Interest rate contracts	$-	$12,293	$-	$12,293
Total liabilities	$-	$12,293	$-	$12,293

	June 30, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Debt securities available for sale:
Obligations of state and political subdivisions	-	54,054	-	54,054
Asset-backed securities	-	172,447	-	172,447
Collateralized loan obligations	-	193,788	-	193,788
Corporate bonds	-	143,639	-	143,639
Trust preferred securities	-	2,627	-	2,627
Total debt securities	-	566,555	-	566,555

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	-	30,903	-	30,903
Residential pass-through securities	-	561,954	-	561,954
Commercial pass-through securities	-	226,291	-	226,291
Total mortgage-backed securities	-	819,148	-	819,148
Total securities available for sale	-	1,385,703	-	1,385,703
Interest rate contracts	-	235	-	235

Total assets	$-	$1,385,938	$-	$1,385,938

Liabilities:
Interest rate contracts	$-	$18,177	$-	$18,177
Total liabilities	$-	$18,177	$-	$18,177

Assets Measured on a Non-Recurring Basis:

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a non-recurring basis at December 31, 2020 and June 30, 2020:

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

Other Real Estate Owned

Other real estate owned is recorded at estimated fair value, less estimated selling costs when acquired, thus establishing a new cost basis. Fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience.  When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for credit losses. If further declines in the estimated fair value of the asset occur, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions.

Those assets measured at fair value on a non-recurring basis are summarized below:

	December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Collateral dependent loans:
Residential mortgage	$-	$-	$1,900	$1,900
Non-residential mortgage	-	-	3,375	3,375
Total	$-	$-	$5,275	$5,275

Other real estate owned, net:
Residential mortgage	$-	$-	$178	$178
Total	$-	$-	$178	$178

	June 30, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Impaired loans:
Residential mortgage	$-	$-	$2,339	$2,339
Non-residential mortgage	-	-	2,282	2,282
Commercial business	-	-	129	129
Total	$-	$-	$4,750	$4,750

Other real estate owned, net:
Residential mortgage	-	-	178	178
Total	$-	$-	$178	$178

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value:

	December 31, 2020
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(In Thousands)
Collateral dependent loans:
Residential mortgage	$1,900	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	7% - 11%	8.50%
Non-residential mortgage	3,375	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	9% - 11%	9.93%
Total	$5,275

Other real estate owned, net:
Residential mortgage	$178	Market valuation of underlying collateral	(3)	Adjustments to reflect current conditions/selling costs	(2)	6.00%	6.00%
Total	$178

	June 30, 2020
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(In Thousands)
Impaired loans:
Residential mortgage	$2,339	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	7% - 9%	8.17%
Non-residential mortgage	2,282	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	9% - 12%	10.27%
Commercial business	129	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	0% - 0%	0.00%
Total	$4,750

Other real estate owned, net:
Residential mortgage	178	Market valuation of underlying collateral	(3)	Adjustments to reflect current conditions/selling costs	(2)	6.00%	6.00%
Total	$178

(1)	The fair value of impaired loans is generally determined based on an independent appraisal of the fair value of a loan’s underlying collateral.
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

At December 31, 2020, collateral dependent loans valued using Level 3 inputs comprised loans with principal balances totaling $6.0 million and valuation allowances of $725,000 reflecting fair values of $5.3 million. By comparison, at June 30, 2020, under previously applicable GAAP, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $4.8 million and valuation allowances of $89,000 reflecting fair values of $4.8 million.

Once a loan is foreclosed, the fair value of the other real estate owned continues to be evaluated based upon the fair value of the repossessed real estate originally securing the loan.  At December 31, 2020 and June 30, 2020, the Company held other real estate owned totaling $178,000 whose carrying value was written down utilizing Level 3 inputs.

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2020 and June 30, 2020:

	December 31, 2020
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$129,694	$129,694	$129,694	$-	$-
Investment securities available for sale	1,695,893	1,695,893	-	1,695,893	-
Investment securities held to maturity	29,549	31,063	-	31,063	-
Loans held-for-sale	12,601	13,129	-	13,129	-
Net loans receivable	4,765,248	4,808,589	-	-	4,808,589
FHLB Stock	45,578	-	-	-	-
Interest receivable	19,826	19,826	-	4,301	15,525
Interest rate contracts	216	216	-	216	-

Financial liabilities:
Deposits	5,312,613	5,325,183	3,346,649	-	1,978,534
Borrowings	865,651	899,960	-	-	899,960
Interest payable on deposits	327	327	190	-	137
Interest payable on borrowings	1,554	1,554	-	-	1,554
Interest rate contracts	12,293	12,293	-	12,293	-

	June 30, 2020
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$180,967	$180,967	$180,967	$-	$-
Investment securities available for sale	1,385,703	1,385,703	-	1,385,703	-
Investment securities held to maturity	32,556	34,069	-	34,069	-
Loans held-for-sale	20,789	21,550	-	21,550	-
Net loans receivable	4,461,070	4,462,232	-	-	4,462,232
FHLB Stock	58,654	-	-	-	-
Interest receivable	17,373	17,373	4	4,154	13,215
Interest rate contracts	235	235	-	235	-

Financial liabilities:
Deposits	4,430,282	4,449,877	2,589,886	-	1,859,991
Borrowings	1,173,165	1,215,529	-	-	1,215,529
Interest payable on deposits	395	395	295	-	100
Interest payable on borrowings	1,723	1,723	-	-	1,723
Interest rate contracts	18,177	18,177	-	18,177	-

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

16.     COMPREHENSIVE INCOME

The components of accumulated other comprehensive income included in stockholders’ equity at December 31, 2020 and June 30, 2020 are as follows:

	December 31,	June 30,
	2020	2020
	(In Thousands)
Net unrealized gain on securities available for sale	$23,958	$22,482
Tax effect	(7,031)	(6,541)
Net of tax amount	16,927	15,941

Fair value adjustments on derivatives	(13,551)	(19,418)
Tax effect	4,039	5,730
Net of tax amount	(9,512)	(13,688)

Benefit plan adjustments	(1,370)	(1,412)
Tax effect	408	416
Net of tax amount	(962)	(996)

Total accumulated other comprehensive income	$6,453	$1,257

Other comprehensive income and related tax effects for the three and six months ended December 31, 2020 and December 31, 2019 are presented in the following table:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
	(In Thousands)		(In Thousands)
Net unrealized holding gain (loss) on securities available for sale	$730	$(2,844)	$1,912	$7,313

Amortization of net unrealized holding loss on securities available for sale transferred to held to maturity (1)	-	-	-	596

Net realized (gain) loss on sale and call of securities available for sale (2)	(813)	(11)	(436)	2

Fair value adjustments on derivatives	3,606	1,844	5,867	(1,286)

Benefit plans:
Amortization of actuarial loss	21	5	42	10
Net actuarial gain (3)	-	-	-	470
Net change in benefit plan accrued expense	21	5	42	480

Other comprehensive income (loss) before taxes	3,544	(1,006)	7,385	7,105
Tax effect	(1,065)	271	(2,189)	(1,989)
Total other comprehensive income (loss)	$2,479	$(735)	$5,196	$5,116

(1)	Represents amounts reclassified out of accumulated other comprehensive income and included in interest income on taxable securities.
(2)	Represents amounts reclassified out of accumulated other comprehensive income and included in gain on sale of securities on the consolidated statements of income.
(3)	Represents amounts reclassified out of accumulated other comprehensive income and included in the computation of net periodic pension expense. See Note 13 – Benefit Plans for additional information.

17.     REVENUE RECOGNITION

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

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within non-interest income. The following table presents the Company’s sources of non-interest income for the three and six months ended December 31, 2020 and 2019.  Sources of revenue outside the scope of ASC 606 are noted as such.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
	(In Thousands)		(In Thousands)
Non-interest income:
Deposit-related fees and charges	$385	$463	$734	$939
Loan-related fees and charges (1)	1,511	1,682	2,238	2,674
Gain (loss) on sale and call of securities (1)	813	11	436	(3)
Gain on sale of loans (1)	2,378	668	4,268	1,273
Loss on sale and write down of other real estate owned	-	(28)	-	(28)
Income from bank owned life insurance (1)	1,596	1,576	3,192	3,156
Electronic banking fees and charges (interchange income)	404	293	809	611
Bargain purchase gain (1)	-	-	3,053	-
Other income (1)	67	(111)	157	(106)
Total non-interest income	$7,154	$4,554	$14,887	$8,516

(1)	Not within the scope of ASC 606.

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

Employee Matters.  As the COVID-19 pandemic has unfolded, and stay-at-home orders were mandated by government officials, the majority of our non-branch personnel have transitioned to working remotely, and have continued to do so through December 31, 2020. Our information technology infrastructure has afforded us the ability to work remotely with little interruption as we continue to service the needs of our clients. For those essential employees who are unable to work from home, we have provided personal protective equipment, established guidelines to maintain appropriate social distancing and have initiated enhanced cleaning of our facilities to ensure a safe working environment.

Retail Branches.  At the outset of the pandemic we modified our branch hours and access to ensure the safety of our employees and clients. Where possible, branch lobbies were transitioned to appointment-only access, with the majority of branch operations being conducted via our drive-up windows. As certain branches did not have drive-up capabilities, or suitable alternatives, we temporarily closed certain locations. In the months following and in accordance with the protocols recommended by the CDC, we have outfitted our branches with protective barriers and continued to provide our staff with personal protective equipment. In addition, we have instituted policies requiring our clients to wear face masks and to adhere to social distancing protocols while visiting our branch locations. With these modifications, as of December 31, 2020, all of our branches had re-opened their lobbies and were fully operational.

CARES Act, Paycheck Protection Program and Health Care Enhancement Act (“PPP Enhancement Act”). On March 27, 2020 the CARES Act was signed into law. Among the more significant components of the CARES Act, as it pertains to the Company, was the creation of the PPP, the modification of rules and regulations surrounding troubled debt restructured loans and modifications to the tax code to allow for the carryback of net operating losses.

The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program. As part of this program the SBA guarantees 100% of the PPP loans made to eligible borrowers. As a qualified SBA lender, the Bank is automatically authorized to originate PPP loans. On April 16, 2020, the original authorization of $349 billion in funding for the PPP program was exhausted. On April 23, 2020, the PPP Enhancement Act was signed into law and provided an additional $310 billion in funding for the PPP program.

As of December 31, 2020 and including loans acquired in conjunction with the Company’s acquisition of MSB, we had approximately 72 loans with total outstanding balances of $39.2 million under the PPP.

Based on Section 4013 of the CARES Act, the 2021 Consolidated Appropriations Act and related regulatory guidance promulgated by federal banking regulators, qualifying loan modifications, including short-term payment deferrals, are not considered to be TDRs. Additional information regarding loans modified in accordance with this guidance are provided in the tables below.

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

2021 Consolidated Appropriations Act. As noted earlier, the 2021 Consolidated Appropriations Act was signed into law on December 27, 2020.  This new legislation is a $900 billion relief package that includes legislation extending certain relief provisions from the CARES Act that were set to expire on December 31, 2020.  Of note for financial institutions, $286 billion was approved for additional PPP loans. As it relates to TDRs, the CARES Act permitted financial institutions to suspend TDR assessment and reporting requirements under GAAP for loan modifications.  Set to expire on December 31, 2020, this new legislation extends this relief to the earlier of 60 days after the national emergency declared by the President is terminated or January 1, 2022.

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

The following table sets forth the composition of our real estate secured loans indicating the loan-to-value, by loan category, at December 31, 2020:

	December 31, 2020
	Balance (1)	LTV
	(In Thousands)
Commercial mortgage loans:
Multi-family mortgage loans	$2,076,483	63%
Nonresidential mortgage loans	1,123,695	53%
Total commercial mortgage loans	3,200,178	59%

One- to four-family residential mortgage	1,305,351	58%

Consumer loans:
Home equity loans	65,298	44%

Total mortgage loans	$4,570,827	59%

(1)	Includes loans acquired in conjunction with the Company’s acquisition of MSB on July 10, 2020.

The following table identifies our exposure to various loan sectors at December 31, 2020:

	December 31, 2020
	Real-Estate Secured (1)			Non-Real Estate Secured (1)		Total
	# of Loans	Balance	LTV	# of Loans	Balance	# of Loans	Balance
	(Dollars In Thousands)
Hotel	3	$3,862	59%	6	$1,362	9	$5,224
Restaurant	15	9,668	50%	34	3,672	49	13,340
Retail shopping center	125	321,575	52%	2	53	127	321,628
Entertainment & recreation	4	4,076	54%	14	1,799	18	5,875
Wholesale commercial business	-	-	N/A	13	18,339	13	18,339
Wholesale consumer unsecured	-	-	N/A	49	80	49	80
Total	147	$339,181	52%	118	$25,305	265	$364,486

(1)	Includes loans acquired in conjunction with the Company’s acquisition of MSB on July 10, 2020.

Loan modifications in the table below reflect those loans whose modification includes a deferral that was still in effect at December 31, 2020.  As of December 31, 2020, the Company had modifications on 37 loans totaling $33.2 million in principal balances, representing 0.68% of total loans.

The following table sets forth the composition of loans with modifications by loan segment as of December 31, 2020:

	December 31, 2020
	# of Loans (1)	Balance (1)	% of Total Loans
	(Dollars In Thousands)
Commercial loans:
Multi-family mortgage loans	9	$18,247	0.37%
Nonresidential mortgage	2	5,913	0.12%
Commercial business	5	1,314	0.03%
Total commercial loans	16	25,474	0.52%

One- to four-family residential mortgage	20	7,664	0.16%

Consumer loans:
Home equity loans	1	39	0.00%

Total	37	$33,177	0.68%

(1)	Includes loans acquired in conjunction with the Company’s acquisition of MSB on July 10, 2020.

Comparison of Financial Condition at December 31, 2020 and June 30, 2020

Executive Summary.  Total assets increased by $577.0 million to $7.34 billion at December 31, 2020 from $6.76 billion at June 30, 2020. As described in greater detail below, the net increase in total assets was due, in part, to the Company’s July 10, 2020 acquisition of MSB. The increase primarily reflected increases in investment securities, net loans receivable and other assets, partially offset by decreases in cash and equivalents and loans held-for-sale.

Investment Securities.  Investment securities available for sale increased by $310.2 million, to $1.70 billion at December 31, 2020, from $1.39 billion at June 30, 2020. The net increase in the portfolio during the six months ended December 31, 2020 reflected security purchases totaling $605.0 million and a $1.5 million increase in the fair value of the portfolio to a net unrealized gain of $24.0 million. The net increase in the portfolio was partially offset by security sales totaling $44.4 million and $255.3 million in principal repayment, net of premium amortization and discount accretion. Also included in this increase were securities acquired from MSB with fair values of $3.5 million at the time of acquisition.

Investment securities held to maturity decreased by $3.0 million to $29.5 million at December 31, 2020 from $32.6 million at June 30, 2020. This decrease was attributable to principal repayment, net of discount accretion and premium amortization.

Additional information regarding investment securities as of those dates is presented in Note 7 to the unaudited consolidated financial statements.

Loans Held-for-Sale. Loans held-for-sale totaled $12.6 million at December 31, 2020 as compared to $20.8 million at June 30, 2020 and are reported separately from the balance of net loans receivable. During the six months ended December 31, 2020, $220.2 million of residential mortgage loans were sold, resulting in net gains on sale of $3.9 million.

Net Loans Receivable.  Net loans receivable increased by $304.2 million to $4.77 billion at December 31, 2020 from $4.46 billion at June 30, 2020. The increase reflected loans with fair values totaling $530.2 million that were acquired in conjunction with the acquisition of MSB, partially offset by a net decrease in non-acquired loans. This decrease in non-acquired loans was the result of elevated levels of loan prepayment activity, largely concentrated within the one- to four-family residential portfolio, and the sale of $43.6 million of PPP loans. Detail regarding the changes in the loan portfolio is presented below:

	December 31,	June 30,	Increase/
	2020	2020	(Decrease)
	(In Thousands)
Commercial loans:
Multi-family mortgage	$2,076,483	$2,059,568	$16,915
Nonresidential mortgage	1,123,695	960,853	162,842
Commercial business	202,010	138,788	63,222
Construction	90,398	20,961	69,437
Total commercial loans	3,492,586	3,180,170	312,416

One- to four-family residential mortgage	1,305,351	1,273,022	32,329

Consumer loans:
Home equity loans	65,298	82,920	(17,622)
Other consumer	4,123	3,991	132
Total consumer	69,421	86,911	(17,490)

Total loans	4,867,358	4,540,103	327,255

Unaccreted yield adjustments	(38,724)	(41,706)	2,982
Allowance for credit losses	(63,386)	(37,327)	(26,059)

Net loans receivable	$4,765,248	$4,461,070	$304,178

Commercial loan origination volume for the six months ended December 31, 2020 totaled $221.6 million, which comprised $149.1 million of commercial mortgage loan originations augmented by $54.9 million of commercial business loan originations and construction loan disbursements of $17.6 million. Commercial loan originations for the period were augmented with the funding of purchased loans totaling $21.6 million. Additionally, in conjunction with the acquisition of MSB, the Company acquired commercial loans with fair values totaling approximately $389.3 million.

As noted earlier, the Company sold $43.6 million of PPP loans during the quarter ended December 31, 2020. At December 31, 2020, the balance of commercial loans included PPP loans totaling $39.2 million.

One- to four-family residential mortgage loan origination volume for the six months ended December 31, 2020, excluding loans held-for-sale, totaled $179.7 million and was augmented with the funding of purchased loans totaling $1.9 million. Home equity loan and line of credit origination volume for the same period totaled $7.8 million. Additionally, in conjunction with the acquisition of MSB, the Company acquired one- to four-family residential mortgage loans and home equity loans and lines of credit with fair values totaling approximately $121.7 million and $19.1 million, respectively.

Additional information about the Company’s loans at December 31, 2020 and June 30, 2020 is presented in Note 8 to the unaudited consolidated financial statements.

Nonperforming Loans and TDRs.  Nonperforming loans increased by $34.8 million to $71.5 million, or 1.48% of total loans at December 31, 2020, from $36.7 million, or 0.82% of total loans at June 30, 2020.  This increase was largely attributable to two commercial mortgage loans and two multi-family mortgage loans, secured by various properties located in New York City, which were placed on non-accrual status during the quarter ended December 31, 2020. All four loans are well secured and currently require no specific impairment reserve. In addition, the increase reflected $5.8 million of non-performing loans acquired from MSB, whose fair values at acquisition reflected various levels of impairment. Non-performing loans at December 31, 2020 did not include $58.0 million of performing PCD loans acquired from MSB.

TDRs are loans where the Company has modified the contractual terms of the loan as a result of the financial condition of the borrower. Subsequent to their modification, TDRs are placed on non-accrual until such time as satisfactory payment performance has been demonstrated, at which time the loan may be returned to accrual status. As noted above, based on Section 4013 of the CARES Act, the 2021 Consolidated Appropriations Act and related regulatory guidance promulgated by federal banking regulators, qualifying loan modifications, including short-term payment deferrals, are not considered to be TDRs. At December 31, 2020, the Company had accruing TDRs totaling $8.1 million, a decrease of $294,000 from $8.4 million at June 30, 2020. At December 31, 2020, the Company had non-accrual TDRs totaling $11.5 million, a decrease of $1.6 million from $13.1 million at June 30, 2020.

Additional information about the Company’s nonperforming loans at December 31, 2020 and June 30, 2020 is presented in Note 8 to the unaudited consolidated financial statements.

Allowance for Credit Losses (“ACL”). At December 31, 2020, the ACL totaled $63.4 million, or 1.30% of total loans, reflecting an increase of $26.1 million from $37.3 million, or 0.82% of total loans, at June 30, 2020. This increase resulted from the adoption of CECL, which increased the ACL for loans receivable by $19.6 million, and the establishment of an ACL for loans acquired from MSB totaling $9.0 million, partially offset by a reduction in ACL attributable to the effects of a decrease in the overall balance of the portion of the loan portfolio that was collectively evaluated for impairment and net charge-offs.

See Note 1 to the unaudited consolidated financial statements regarding the process and methodology employed to estimate the ACL.  Additional information about the ACL at December 31, 2020 and June 30, 2020 is presented in Note 9 to the unaudited consolidated financial statements.

Other Assets.  The aggregate balance of other assets, including premises and equipment, FHLB stock, interest receivable, goodwill, core deposit intangibles, bank owned life insurance, deferred income taxes, other real estate owned and other assets, increased by $25.1 million to $702.2 million at December 31, 2020 from $677.1 million at June 30, 2020.

The increase in other assets primarily reflected the impact of the MSB acquisition through which the Company acquired other assets with fair values totaling $34.1 million.  The increase in other assets was partially offset by a decrease in the balance of FHLB stock during the six months ended December 31, 2020.

The remaining increases and decreases in other assets for the six months ended December 31, 2020 generally reflected normal operating fluctuations in their respective balances.

Deposits.  Total deposits increased by $882.3 million to $5.31 billion at December 31, 2020 from $4.43 billion at June 30, 2020.  The increase in deposits reflected the impact of the MSB acquisition through which the Company assumed deposits with fair values totaling $460.2 million coupled with organic growth in deposits of $422.1 million. The increase in deposits also reflected core non-maturity deposit growth of $756.8 million, inclusive of core non-maturity deposits acquired from MSB with fair values totaling $305.2 million. The following table sets forth the distribution of total deposits, by type, at the dates indicated:

	December 31,	June 30,
	2020	2020	Increase
	(In Thousands)
Non-interest-bearing deposits	$518,828	$419,138	$99,690

Interest-bearing deposits:
Interest-bearing demand	1,752,699	1,264,151	488,548
Savings	1,075,122	906,597	168,525
Certificates of deposit	1,965,964	1,840,396	125,568
Interest-bearing deposits	4,793,785	4,011,144	782,641
Total deposits	$5,312,613	$4,430,282	$882,331

Additional information about the Company’s deposits at December 31, 2020 and June 30, 2020 is presented in Note 10 to the unaudited consolidated financial statements.

Borrowings.  The balance of borrowings decreased by $307.5 million to $865.7 million at December 31, 2020 from $1.17 billion at June 30, 2020 and reflected the repayment of maturing FHLB advances totaling $275.0 million, the pre-payment of FHLB advances totaling $27.0 million and a decrease in depositor sweep accounts totaling $5.6 million. In conjunction with the acquisition of MSB, the Company assumed overnight FHLB advances with fair values totaling $62.9 million, which were immediately repaid.

Additional information about the Company’s borrowings at December 31, 2020 and June 30, 2020 is presented in Note 11 to the unaudited consolidated financial statements.

Other Liabilities.  The balance of other liabilities, including advance payments by borrowers for taxes and other miscellaneous liabilities, decreased by $6.0 million to $64.6 million at December 31, 2020 from $70.6 million at June 30, 2020. The change in the balance of other liabilities reflected the adoption of CECL, as noted above. At adoption the Company increased its ACL by $536,000 for unfunded loan commitments while also recording a provision for ACL of $522,000 during the six months ended December 31, 2020. The remaining change generally reflected normal operating fluctuations in the balances of other liabilities during the period.

Stockholders’ Equity.  Stockholders’ equity increased by $8.2 million to $1.09 billion at December 31, 2020 from $1.08 billion at June 30, 2020. The increase in stockholders’ equity during the six months ended December 31, 2020 largely reflected $45.1 million of capital stock issued by the Company in conjunction with the acquisition of MSB, net income of $28.3 million and an increase of $5.2 million in accumulated other comprehensive income. Largely offsetting these increases were share repurchases totaling $45.7 million, cash dividends totaling $13.6 million and a $14.2 million cumulative effect adjustment related to the adoption of CECL.

Book value per share decreased by $0.10 to $12.86 at December 31, 2020 while tangible book value per share decreased by $0.06 to $10.33 at December 31, 2020. These decreases were largely attributable to the combined effects of the July 1, 2020 adoption of CECL and the July 10, 2020 acquisition of MSB.

In March 2019 the Company announced its fourth share repurchase plan which authorized the repurchase of 9,218,324 shares, or 10%, of the outstanding shares as of that date. On March 25, 2020 that plan was temporarily suspended due to the risks and uncertainties associated with the COVID-19 pandemic. On October 19, 2020, the Company announced the resumption of that plan which had, as of that date, 761,030 shares of common stock remained to be repurchased. In addition, the Company announced the approval of a fifth repurchase plan totaling 4,475,523 shares, or 5% of the Company’s outstanding common stock which was implemented upon the completion of the fourth stock repurchase plan.

During the six months ended December 31, 2020, the Company repurchased 4,508,689 shares of its common stock. Of these shares repurchased, 761,030 shares were repurchased in conjunction with the Company’s fourth repurchase plan, as noted above. Coupled with the 8,457,294 shares previously repurchased, the shares associated with the fourth program were repurchased at a total cost of $117.9 million and at an average cost of $12.79 per share.

The remaining 3,747,659 shares repurchased during the six months ended December 31, 2020, were repurchased in conjunction with the Company’s fifth share repurchase plan, as noted above. Such shares were repurchased at a total cost of $38.9 million and at an average cost of $10.38 per share.

On January 22, 2021, the Company announced the completion of its fifth stock repurchase plan and the authorization of a sixth stock repurchase plan to repurchase up to 4,210,520 shares, or 5%, of the Company’s outstanding common stock.

Comparison of Operating Results for the Quarter ended December 31, 2020 and December 31, 2019

Net Income.  Net income for the quarter ended December 31, 2020 was $16.9 million, or $0.20 per diluted share, compared to $10.7 million, or $0.13 per diluted share for the quarter ended December 31, 2019. The increase in net income reflected increases in net interest income and non-interest income that was partially offset by increases in provision for credit losses, non-interest expense and income tax expense.

Net Interest Income.  Net interest income increased by $9.9 million to $44.6 million for the quarter ended December 31, 2020. The increase between the comparative periods resulted from a decrease of $8.7 million in interest expense coupled with an increase of $1.2 million in interest income.

The decrease in interest expense for the quarter ended December 31, 2020, reflected a 78 basis points decrease in the average cost of interest-bearing liabilities to 0.97%, partially offset by a $550.1 million increase in the average balance of interest-bearing liabilities to $5.70 billion. For the same period, interest expense on deposits decreased by $6.9 million to $8.6 million and was attributable to an 87 basis points decrease in the cost of interest-bearing deposits, partially offset by a $782.4 million increase in their average balance. For the quarter ended December 31, 2020, interest expense on borrowings decreased by $1.8 million to $5.2 million and was attributable to a decrease of $232.4 million in the average balance of borrowings coupled with a 21 basis points decrease in their cost.

The increase in interest income of $1.2 million reflected an increase to the average balance of interest-earning assets of $725.9 million to $6.76 billion, partially offset by a 34 basis points decrease in their yield to 3.45%. Interest income on loans increased by $3.9 million to $49.5 million for the quarter ended December 31, 2020 and was primarily attributable to a $324.1 million increase in the average balance of loans to $4.87 billion. For the same period, the average yield on loans increased five basis points to 4.06%. The decrease in interest income on interest-earning assets, excluding loans, was due to decreases in interest income on taxable securities, tax-exempt securities and other interest-earning assets.

Net interest spread increased by 44 basis points to 2.48% for the quarter ended December 31, 2020, from 2.04% for the quarter ended December 31, 2019. Net interest margin increased 35 basis points to 2.64%, from 2.29%, for the same comparative periods. The increase in the spread and margin reflected a decrease in the average cost of interest-bearing liabilities that was partially offset by a decrease in the average yield on interest-earning assets.

Additional details surrounding the composition of, and changes to, net interest income are presented in the table below which reflects the components of the average balance sheet and of net interest income for the periods indicated. We derived the average yields and costs by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented with daily balances used to derive average balances. No tax equivalent adjustments have been made to yield or costs. Non-accrual loans were included in the calculation of average balances, however interest receivable on these loans has been fully reserved for and therefore not included in interest income. The yields and costs set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense and exclude the impact of prepayment penalties, which are recorded to non-interest income.

	For the Quarter Ended December 31,
	2020				2019
	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$4,871,268		$49,466	4.06%	$4,547,126		$45,608	4.01%
Taxable investment securities (2)	1,544,095		7,707	2.00	1,244,475		9,698	3.12
Tax-exempt securities (2)	79,044		433	2.19	125,187		666	2.13
Other interest-earning assets (3)	266,114		787	1.18	117,811		1,210	4.11
Total interest-earning assets	6,760,521		58,393	3.45	6,034,599		57,182	3.79
Non-interest-earning assets	632,084				590,746
Total assets	$7,392,605				$6,625,345

Interest-bearing liabilities:
Interest-bearing demand	$1,683,222		$1,987	0.47	$982,163		$3,172	1.29
Savings	1,058,675		872	0.33	813,626		1,652	0.81
Certificates of deposit	1,899,406		5,788	1.22	2,063,066		10,766	2.09
Total interest-bearing deposits	4,641,303		8,647	0.75	3,858,855		15,590	1.62
Borrowings	1,057,958		5,193	1.96	1,290,330		6,985	2.17
Total interest-bearing liabilities	5,699,261		13,840	0.97	5,149,185		22,575	1.75
Non-interest-bearing liabilities (4)	576,162				373,640
Total liabilities	6,275,423				5,522,825
Stockholders' equity	1,117,182				1,102,520
Total liabilities and stockholders' equity	$7,392,605				$6,625,345

Net interest income			$44,553				$34,607
Interest rate spread (5)				2.48%				2.04%
Net interest margin (6)				2.64%				2.29%
Ratio of interest-earning assets to interest-bearing liabilities	1.19	X			1.17	X

(1)

Loans held-for-sale and non-accruing loans have been included in loans receivable and the effect of such inclusion was not material. Allowance for credit losses has been included in non-interest-earning assets.

(2)	Fair value adjustments have been excluded in the balances of interest-earning assets.
(3)	Includes interest-bearing deposits at other banks and FHLB of New York capital stock.
(4)	Includes average balances of non-interest-bearing deposits of $502,480,000 and $320,161,000, for the quarter ended December 31, 2020, and 2019, respectively.
(5)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Provision for Credit Losses.  For the quarter ended December 31, 2020 there was a provision reversal of $1.4 million as compared to a provision reversal of $1.5 million for the quarter ended December 31, 2019. The provision reversal for both comparative periods was primarily the result of a reduction in the balance of loans collectively evaluated for impairment.

Additional information regarding the allowance for credit losses and the associated provisions recognized during the quarter ended December 31, 2020 and 2019 is presented in Note 9 to the unaudited consolidated financial statements as well as the Comparison of Financial Condition at December 31, 2020 and June 30, 2020.

Non-Interest Income.  Non-interest income increased by $2.6 million to $7.2 million for the quarter ended December 31, 2020.

Fees and service charges decreased by $249,000 to $1.9 million for the quarter ended December 31, 2020 and primarily reflected a decline in loan-related fees related to commercial loan prepayment activity.

Gain (loss) on sale and call of securities reflected a net gain of $813,000 during the quarter ended December 31, 2020 compared to a net gain of $11,000 during the earlier comparative period.

Gain on sale of loans increased by $1.7 million to $2.4 million for the quarter ended December 31, 2020. The increase in loan sale gains reflected an increase in the volume of loans originated and sold between comparative periods coupled with an increase in the margin at which such loans were sold. Also included in gain on sale of loans, for the quarter ended December 31, 2020, was $352,000 attributable to the sale of $43.6 million of PPP loans, as noted earlier.

The Company recognized a net loss of $28,000 related to the write down and sale of other real estate owned (“OREO”) during the quarter ended December 31, 2019, while there were no such losses recognized in the current period.

Other non-interest income increased by $178,000 to $67,000 for the quarter ended December 31, 2020. The increase primarily reflected $236,000 of non-recurring losses on asset disposals recognized in the prior comparative period.

The remaining changes in the other components of non-interest income between comparative periods generally reflected normal operating fluctuations within those line items.

Non-Interest Expenses. Total non-interest expense increased by $4.1 million to $30.5 million for the quarter ended December 31, 2020.

Salaries and employee benefits increased by $1.9 million to $17.1 million for the quarter ended December 31, 2020. The increase in salaries and employees benefits reflected increases associated with employees retained in conjunction with the MSB acquisition and new hires who were largely concentrated within the lending and retail banking lines of business. These increases were partially offset by decreases in employee severance and ESOP compensation expense.

Net occupancy expense of premises increased by $38,000 to $3.1 million for the quarter ended December 31, 2020 and was partially impacted by $331,000 of lease termination costs incurred in the prior comparative period for which no such costs were recorded in the current period. This increase was largely attributable to ongoing operating expense associated with the addition of four office locations and the acquisition of five office locations from MSB. Partially offsetting these increases were expense reductions associated with the consolidation of 11 office locations during the period.

Equipment and systems expense increased by $856,000 to $3.9 million for the quarter ended December 31, 2020. This increase was largely attributable to increases in equipment, technology infrastructure, core processing and electronic banking delivery channel expense associated with the Company’s growth in clients and accounts, a portion of which was attributable to the acquisition of MSB.

Advertising and marketing expense decreased by $377,000 to $513,000 for the quarter ended December 31, 2020.  This decrease largely reflected changes in advertising expense across a variety of advertising formats reflecting normal fluctuations in the timing of certain campaigns supporting our loan and deposit growth initiatives.

FDIC insurance premiums totaled $490,000 for the quarter ended December 31, 2020 for which no comparable expense was recorded during the prior comparative period. No expense was recorded in the prior comparative period as a result of credits available to the Bank under the FDIC’s Small Bank Assessment Credit program.

Merger-related expenses, associated with the Company’s acquisition of MSB, totaled $219,000 for the quarter ended December 31, 2019 for which no such costs were recorded in the current period.

Debt extinguishment expenses increased by $796,000 and were related to the pre-payment of one FHLB advance, as noted earlier, for which no such expense was recorded during the earlier comparative period.

Other non-interest expense increased by $613,000 to $3.9 million for the quarter ended December 31, 2020. The increase in other expense was primarily attributable to non-recurring items recorded in both comparative periods. For the quarter ended December 31, 2020 an asset impairment charge of $347,000, related to a branch closure, was recognized while, for the quarter ended December 31, 2019 the recovery of an asset write-down totaling $288,000 was recorded.

Provision for Income Taxes.  Provision for income taxes increased by $2.1 million to $5.6 million for the quarter ended December 31, 2020, from $3.5 million for the quarter ended December 31, 2019. The increase in income tax expense reflected a higher level of pre-tax net income, as compared to the prior period, resulting in a higher provision for income tax expense.

The effects of a higher level of pre-tax net income was partially offset by the reversal of a valuation allowance totaling $523,000 which was associated with the realization of a capital loss carryforward.

Effective tax rates for the quarter ended December 31, 2020 and December 31, 2019 were 24.9% and 25.0% which, in relation to statutory income tax rates, reflected the effects of recurring sources of tax-favored income included in pre-tax income. In addition, the effective tax rate for the quarter ended December 31, 2020 further reflected the effects of the reversal of a valuation allowance recognized during the period, as discussed above.

Comparison of Operating Results for the Six Months ended December 31, 2020 and December 31, 2019

Net Income.  Net income for the six months ended December 31, 2020 was $28.3 million, or $0.33 per diluted share, compared to $22.0 million, or $0.26 per diluted share for the six months ended December 31, 2019. The increase in net income reflected increases in net interest income and non-interest income that was partially offset by increases in the provision for credit losses, non-interest expense and income tax expense. Net income for the six months ended December 31, 2020 also reflected various non-recurring items recognized in conjunction with the Company’s acquisition of MSB.

Net Interest Income.  Net interest income increased by $17.4 million to $88.7 million for the six months ended December 31, 2020. The increase between the comparative periods resulted from a decrease of $15.2 million in interest expense coupled with an increase of $2.2 million in interest income.

The decrease in interest expense for the six months ended December 31, 2020, reflected a 70 basis points decrease in the average cost of interest-bearing liabilities to 1.08%, partially offset by a $497.0 million increase in the average balance of interest-bearing liabilities to $5.65 billion. For the same period, interest expense on deposits decreased by $11.9 million to $19.8 million and was attributable to a 77 basis points decrease in the cost of interest-bearing deposits partially offset by a $689.5 million increase in their average balance. For the six months ended December 31, 2020, interest expense on borrowings decreased by $3.3 million to $10.9 million and was attributable to a decrease of $192.6 million in the average balance of borrowings coupled with a 21 basis points decrease in their cost.

The increase in interest income of $2.2 million reflected an increase to the average balance of interest-earning assets of $653.3 million to $6.70 billion, partially offset by a 31 basis points decrease in their yield to 3.56%. Interest income on loans increased by $7.4 million to $101.6 million for the six months ended December 31, 2020 and was primarily attributable to a $313.1 million increase in the average balance of loans to $4.91 billion. For the same period, the average yield on loans increased five basis points to 4.14%. The decrease in interest income on interest-earning assets, excluding loans, was due to decreases in interest income on taxable securities, tax-exempt securities and other interest-earning assets.

Net interest spread increased by 39 basis points to 2.48% for the six months ended December 31, 2020, from 2.09% for the six months ended December 31, 2019. Net interest margin increased 29 basis points to 2.65%, from 2.36%, for the same comparative periods. The increase in the spread and margin reflected a decrease in the average cost of interest-bearing liabilities that was partially offset by a decrease in the average yield on interest-earning assets.

Additional details surrounding the composition of, and changes to, net interest income are presented in the table below which reflects the components of the average balance sheet and of net interest income for the periods indicated. We derived the average yields and costs by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented with daily balances used to derive average balances.  No tax equivalent adjustments have been made to yield or costs. Non-accrual loans were included in the calculation of average balances, however interest receivable on these loans has been fully reserved for and therefore not included in interest income. The yields and costs set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense and exclude the impact of prepayment penalties, which are recorded to non-interest income.

	For the Six Months Ended December 31,
	2020				2019
	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$4,914,780		$101,646	4.14%	$4,601,659		$94,208	4.09%
Taxable investment securities (2)	1,447,303		15,043	2.08	1,196,087		19,026	3.18
Tax-exempt securities (2)	80,824		887	2.19	127,263		1,359	2.14
Other interest-earning assets (3)	256,828		1,701	1.32	121,462		2,488	4.10
Total interest-earning assets	6,699,735		119,277	3.56	6,046,471		117,081	3.87
Non-interest-earning assets	628,168				588,286
Total assets	$7,327,903				$6,634,757

Interest-bearing liabilities:
Interest-bearing demand	$1,573,730		$4,169	0.53	$933,003		$6,053	1.30
Savings	1,032,375		2,317	0.45	806,404		3,182	0.79
Certificates of deposit	1,944,047		13,223	1.36	2,121,199		22,410	2.11
Total interest-bearing deposits	4,550,152		19,709	0.87	3,860,606		31,645	1.64
Borrowings	1,096,181		10,853	1.98	1,288,744		14,142	2.19
Total interest-bearing liabilities	5,646,333		30,562	1.08	5,149,350		45,787	1.78
Non-interest-bearing liabilities (4)	567,462				377,179
Total liabilities	6,213,795				5,526,529
Stockholders' equity	1,114,108				1,108,228
Total liabilities and stockholders' equity	$7,327,903				$6,634,757

Net interest income			$88,715				$71,294
Interest rate spread (5)				2.48%				2.09%
Net interest margin (6)				2.65%				2.36%
Ratio of interest-earning assets to interest-bearing liabilities	1.19	X			1.17	X

(1)

Loans held-for-sale and non-accruing loans have been included in loans receivable and the effect of such inclusion was not material. Allowance for credit losses has been included in non-interest-earning assets.

(2)	Fair value adjustments have been excluded in the balances of interest-earning assets.
(3)	Includes interest-bearing deposits at other banks and FHLB of New York capital stock.
(4)	Includes average balances of non-interest-bearing deposits of $490,810,000 and $320,401,000, for the six months ended December 31, 2020, and 2019, respectively.
(5)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Provision for Credit Losses.  The provision for credit losses increased by $4.9 million to $2.7 million for the six months ended December 31, 2020 as compared to a provision reversal of $2.2 million for the six months ended December 31, 2019. This increase was largely attributable to $5.1 million of provision expense on non-PCD loans acquired in connection with the acquisition of MSB.

Additional information regarding the allowance for credit losses and the associated provisions recognized during the six months ended December 31, 2020 and 2019 is presented in Note 9 to the unaudited consolidated financial statements as well as the Comparison of Financial Condition at December 31, 2020 and June 30, 2020.

Non-Interest Income.  Non-interest income increased by $6.4 million to $14.9 million for the six months ended December 31, 2020.

Fees and service charges decreased by $641,000 to $3.0 million for the six months ended December 31, 2020. The decrease primarily reflected a decrease in loan-related fees attributable to a decrease in commercial loan prepayment activity.

Gain (loss) on sale and call of securities reflected a net gain of $436,000 during the six months ended December 31, 2020 compared to a net loss of $3,000 during the earlier comparative period.

Gain on sale of loans increased by $3.0 million to $4.3 million for the six months ended December 31, 2020. The increase in loan sale gains reflected an increase in the volume of loans originated and sold between comparative periods coupled with an increase in the margin at which such loans were sold. The increase for the six months ended December 31, 2020 also included gains recognized on the sale of $43.6 million of PPP loans, which resulted in a gain on sale of $352,000, as noted earlier.

The Company recognized a net loss of $28,000 related to the write down and sale of OREO during the six months ended December 31, 2019, while there was no such loss during the current period.

Bargain purchase gain, recognized in conjunction with the acquisition of MSB, totaled $3.1 million for the six months ended December 31, 2020. There was no comparable gain recorded in the prior comparable period.

Other non-interest income increased by $263,000 to $157,000 for the six months ended December 31, 2020. The increase primarily reflected $342,000 of non-recurring losses on asset disposals recognized in the prior comparative period.

The remaining changes in the other components of non-interest income between comparative periods generally reflected normal operating fluctuations within those line items.

Non-Interest Expenses. Non-interest expense increased by $11.4 million to $64.1 million for the six months ended December 31, 2020.

Salaries and employee benefits expense increased by $3.1 million to $34.1 million for the six months ended December 31, 2020.  The increase in salaries and employees benefits expense generally reflected increases associated with the additional employees retained in conjunction with the MSB acquisition while also reflecting increases in certain compensation and benefit expenses attributable to the Company’s existing roster of employees. These increases were partially offset by decreases in employee severance and ESOP expense.

Net occupancy expense of premises increased by $191,000 to $6.2 million for the six months ended December 31, 2020. This increase was largely attributable to the ongoing operating expenses associated with the owned and leased office facilities acquired by the Company in conjunction with the MSB acquisition. The change in net occupancy expense also reflected $517,000 of lease termination costs incurred in the prior comparative period for which no such costs were recorded in the current period.

Equipment and systems expense increased by $1.4 million to $7.5 million for the six months ended December 31, 2020. This increase was largely attributable to increases in technology infrastructure expense coupled with additional core processing and electronic banking delivery channel expense associated with the growth in clients and accounts associated with the acquisition of MSB.

Advertising and marketing expense decreased by $412,000 to $1.0 million for the six months ended December 31, 2020.  This decrease largely reflected changes in advertising expense across a variety of advertising formats reflecting normal fluctuations in the timing of certain campaigns supporting our loan and deposit growth initiatives.

FDIC insurance premiums totaled $962,000 for the six months ended December 31, 2020 for which no comparable expense was recorded during the prior comparative period. No expense was recorded in the prior comparative period as a result of credits available to the Bank under the FDIC’s Small Bank Assessment Credit program.

Merger-related expenses, associated with the Company’s acquisition of MSB, increased by $4.1 million to $4.3 million for the six months ended December 31, 2020.

Debt extinguishment expenses increased by $796,000 related to the pre-payment of one FHLB advance, as noted earlier, for which no such expense was recorded during the earlier comparative period.

Other expense increased by $1.3 million to $7.7 million for the six months ended December 31, 2020. The increase in other expense was primarily attributable to non-recurring items recorded in both comparative periods. For the quarter ended December 31, 2020 an asset impairment charge of $347,000, related to a branch closure, was recognized as was $522,000 of credit loss expense for off-balance sheet exposures required in connection with the Company’s adoption of CECL. For the quarter ended December 31, 2019 the recovery of an asset write-down totaling $288,000 was recorded.

Provision for Income Taxes.  Provision for income taxes increased by $1.1 million to $8.5 million for the six months ended December 31, 2020, from $7.4 million for the six months ended December 31, 2019. The increase in income tax expense reflected a higher level of pre-tax net income, as compared to the prior period, resulting in a higher provision for income tax expense.

The effects of a higher level of pre-tax net income was partially offset by the reversal of a valuation allowance totaling $523,000 which was associated with the realization of a capital loss carryforward.

Effective tax rates for the six months ended December 31, 2020 and December 31, 2019 were 23.1% and 25.1%. This decrease in effective tax rates reflected the effects of various non-recurring items recorded in conjunction with the Company’s acquisition of MSB, including a non-taxable bargain purchase gain and non-deductible merger related expenses, whose effects collectively decreased the effective tax rate. In addition, the effective tax rate for the six months ended December 31, 2020 further reflected the effects of the reversal of valuation allowances recognized during the period, as discussed above.

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

Liquidity, at December 31, 2020, included $129.7 million of short-term cash and equivalents supplemented by $1.70 billion of investment securities classified as available for sale. In addition, as of December 31, 2020, the Company had the capacity to borrow additional funds totaling $1.75 billion and $292.0 million, without pledging additional collateral, from the FHLB of New York and FRB, respectively. The Company also had the capacity to borrow, as of December 31, 2020, $615.0 million of additional funds, on an unsecured basis, via lines of credit established with other financial institutions.

At December 31, 2020, the Company had outstanding commitments to originate and purchase loans totaling approximately $157.1 million while such commitments totaled $45.6 million at June 30, 2020.  As of those same dates, the Company’s pipeline of loans held for sale included $62.3 million and $127.2 million of loans in process whose terms included interest rate locks to borrowers that were paired with a non-binding, best-efforts, commitment to sell the loan to a buyer at a fixed price and within a predetermined timeframe after the sale commitment is established.

Construction loans in process and unused lines of credit were $51.0 million and $171.4 million, respectively, at December 31, 2020 compared to $17.0 million and $82.5 million, respectively, at June 30, 2020. The Company is also subject to the contingent liabilities resulting from letters of credit whose outstanding balances totaled $774,000 and $217,000 at December 31, 2020 and June 30, 2020, respectively.

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

Deposits increased $882.3 million to $5.31 billion at December 31, 2020 from $4.43 billion at June 30, 2020.  The increase in deposit balances reflected a $782.6 million increase in interest-bearing deposits coupled with a $99.7 million increase in non-interest-bearing deposits. Borrowings from the FHLB of New York and other sources are generally available to supplement the Bank’s liquidity position or to replace maturing deposits. As of December 31, 2020, the Bank’s outstanding balance of FHLB advances, excluding fair value adjustments, totaled $867.5 million.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of December 31, 2020, the Company and the Bank exceeded all capital requirements of federal banking regulators.

The following table sets forth the Bank’s capital position at December 31, 2020 and June 30, 2020, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At December 31, 2020
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$848,353	19.23%	$352,861	8.00%	$441,077	10.00%
Tier 1 capital (to risk-weighted assets)	808,147	18.32%	264,646	6.00%	352,861	8.00%
Common equity tier 1 capital (to risk-weighted assets)	808,147	18.32%	198,484	4.50%	286,700	6.50%
Tier 1 capital (to adjusted total assets)	808,147	11.30%	286,008	4.00%	357,510	5.00%

	At June 30, 2020
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$816,577	21.38%	$305,562	8.00%	$381,953	10.00%
Tier 1 capital (to risk-weighted assets)	779,250	20.40%	229,172	6.00%	305,562	8.00%
Common equity tier 1 capital (to risk-weighted assets)	779,250	20.40%	171,879	4.50%	248,269	6.50%
Tier 1 capital (to adjusted total assets)	779,250	11.95%	260,893	4.00%	326,116	5.00%

The following table sets forth the Company’s capital position at December 31, 2020 and June 30, 2020, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At December 31, 2020
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$927,874	20.96%	$354,185	8.00%
Tier 1 capital (to risk-weighted assets)	887,668	20.05%	265,639	6.00%
Common equity tier 1 capital (to risk-weighted assets)	887,668	20.05%	199,229	4.50%
Tier 1 capital (to adjusted total assets)	887,668	12.38%	286,911	4.00%

	At June 30, 2020
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$906,058	23.61%	$306,958	8.00%
Tier 1 capital (to risk-weighted assets)	868,731	22.64%	230,219	6.00%
Common equity tier 1 capital (to risk-weighted assets)	868,731	22.64%	172,664	4.50%
Tier 1 capital (to adjusted total assets)	868,731	13.27%	261,783	4.00%

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies have adopted a rule to establish for institutions with assets of less than $10 billion that meet other specified criteria a community bank leverage ratio (“CBLR”) that such institutions may elect to utilize in lieu of the generally applicable leverage and risk-based capital requirements noted above.   The federal banking agencies have adopted 9% as the applicable ratio, effective March 31, 2020, and as a result of the CARES Act, temporarily reduced the ratio to 8% in response to COVID-19. Institutions with capital meeting the specified requirements and electing to follow the alternative framework will be considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized.”  The Company has elected not to utilize the CBLR framework.

In March 2020, the federal banking agencies announced an interim final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL. The interim final rule maintains the three-year transition option in the previous rule and provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). The Company has adopted the capital transition relief over the permissible five-year period.

Off-Balance Sheet Arrangements

In the normal course of our business of investing in loans and securities we are a party to financial instruments with off-balance-sheet risk.  These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to extend credit to meet the financing needs of our customers. We had no significant off-balance sheet commitments for capital expenditures as of December 31, 2020.

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

For both earnings and capital at risk our interest rate risk analysis calculates a base case scenario that assumes no change in interest rates. The model then measures changes throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve up and down 100, 200 and 300 basis points with additional scenarios modeled where appropriate. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates. The relatively low level of interest rates prevalent at December 31, 2020 and June 30, 2020 precluded the modeling of certain falling rate scenarios.

The following tables present the results of our internal EVE analysis as of December 31, 2020 and June 30, 2020, respectively:

	December 31, 2020
	Economic Value of Equity ("EVE")			EVE as a % of Present Value of Assets
Change in Interest Rates	$ Amount of EVE	$ Change in EVE	% Change in EVE	EVE Ratio	Change in EVE Ratio
	(Dollars in Thousands)
+300 bps	1,071,372	(32,401)	(3)%	15.96%	62	bps
+200 bps	1,111,917	8,144	1%	16.13%	79	bps
+100 bps	1,134,480	30,707	3%	16.06%	72	bps
0 bps	1,103,773	-	-	15.34%	-
-100 bps	971,543	(132,230)	(12)%	13.44%	(190)	bps

	June 30, 2020
	Economic Value of Equity ("EVE")			EVE as a % of Present Value of Assets
Change in Interest Rates	$ Amount of EVE	$ Change in EVE	% Change in EVE	EVE Ratio	Change in EVE Ratio
	(Dollars in Thousands)
+300 bps	961,579	11,882	1%	15.57%	113	bps
+200 bps	988,278	38,581	4%	15.61%	117	bps
+100 bps	988,410	38,713	4%	15.28%	84	bps
0 bps	949,697	-	-	14.44%	-
-100 bps	829,775	(119,922)	(13)%	12.60%	(184)	bps

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

The following tables present the results of our internal NII analysis as of December 31, 2020 and June 30, 2020, respectively:

			December 31, 2020
			Net Interest Income ("NII")
Change in Interest Rates	Balance Sheet Composition	Measurement Period	$ Amount of NII	$ Change in NII	% Change in NII
			(Dollars In Thousands)
+300 bps	Static	One Year	$174,073	$(9,694)	(5.28)%
+200 bps	Static	One Year	179,043	(4,724)	(2.57)
+100 bps	Static	One Year	183,545	(222)	(0.12)
0 bps	Static	One Year	183,767	-	-
-100 bps	Static	One Year	179,393	(4,374)	(2.38)

			June 30, 2020
			Net Interest Income ("NII")
Change in Interest Rates	Balance Sheet Composition	Measurement Period	$ Amount of NII	$ Change in NII	% Change in NII
			(Dollars In Thousands)
+300 bps	Static	One Year	$146,062	$(9,010)	(5.81)%
+200 bps	Static	One Year	150,502	(4,570)	(2.95)
+100 bps	Static	One Year	154,612	(460)	(0.30)
0 bps	Static	One Year	155,072	-	-
-100 bps	Static	One Year	162,070	6,998	4.51

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

During the quarter ended December 31, 2020, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	Legal Proceedings

At December 31, 2020, neither the Company nor the Bank were involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

ITEM 1A.	Risk Factors

There have been no material changes to the Risk Factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2020, previously filed with the Securities and Exchange Commission.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES:

The following table reports information regarding repurchases of the Company’s common stock during the quarter ended December 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2020	-	$-	-	5,236,553
November 1-30, 2020	2,172,758	$9.74	2,172,758	3,063,795
December 1-31, 2020	2,335,931	$10.51	2,335,931	727,864

Total	4,508,689	$10.14	4,508,689	727,864

On March 13, 2019, the Company announced the authorization of a fourth repurchase plan for up to 9,218,324 shares or 10% of shares then outstanding.  On March 25, 2020 the Company temporarily suspended its stock repurchase program due to the risks and uncertainties associated with the COVID-19 pandemic.

On October 19, 2020, the Company announced the resumption of its fourth stock repurchase plan and completed that plan during the quarter ended December 31, 2020. Also on October 19, 2020, the Company announced the authorization of a fifth stock repurchase plan totaling 4,475,523 shares, or 5% of the shares then outstanding. This plan has no expiration date.  The plan commenced upon the completion of the fourth stock repurchase plan.

On January 22, 2021, the Company announced the completion of its fifth stock repurchase plan and the authorization of a sixth stock repurchase plan to repurchase up to 4,210,520 shares, or 5%, of the Company’s outstanding common stock.

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
101

The following materials from the Company’s Form 10-Q for the quarter ended December 31, 2020, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

KEARNY FINANCIAL CORP.

Date: February 8, 2021	By:	/s/ Craig L. Montanaro
Craig L. Montanaro
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 8, 2021	By:	/s/ Keith Suchodolski
Keith Suchodolski
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)