Form 10-Q
period 2021-03-31
Kearny Financial Corp.
filed 2021-05-07
CIK 1617242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 4, 2021.

$0.01 par value common stock — 80,792,973 shares outstanding

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Share and Per Share Data)

	March 31,	June 30,
	2021	2020
	(Unaudited)
Assets
Cash and amounts due from depository institutions	$20,502	$20,391
Interest-bearing deposits in other banks	88,489	160,576
Cash and cash equivalents	108,991	180,967
Investment securities available for sale, at fair value (amortized cost $1,777,316), net of allowance for credit losses of $0 at March 31, 2021	1,778,970	1,385,703
Investment securities held to maturity (fair value $28,408 and $34,069), respectively, net of allowance for credit losses of $0 at March 31, 2021	27,168	32,556
Loans held-for-sale	5,172	20,789
Loans receivable	4,798,239	4,498,397
Less: allowance for credit losses on loans	(63,762)	(37,327)
Net loans receivable	4,734,477	4,461,070
Premises and equipment	60,360	57,389
Federal Home Loan Bank ("FHLB") of New York stock	45,578	58,654
Accrued interest receivable	20,562	17,373
Goodwill	210,895	210,895
Core deposit intangibles	3,888	3,995
Bank owned life insurance	281,765	262,380
Deferred income tax assets, net	32,230	25,480
Other real estate owned	178	178
Other assets	47,760	40,746
Total Assets	$7,357,994	$6,758,175

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest-bearing	$545,746	$419,138
Interest-bearing	4,828,706	4,011,144
Total deposits	5,374,452	4,430,282
Borrowings	865,763	1,173,165
Advance payments by borrowers for taxes	15,300	16,569
Other liabilities	38,667	53,982
Total Liabilities	6,294,182	5,673,998

Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 800,000,000 shares authorized; 81,942,973 shares and 83,663,192 shares issued and outstanding, respectively	820	837
Paid-in capital	691,280	722,871
Retained earnings	397,594	387,911
Unearned employee stock ownership plan shares; 2,809,766 shares and 2,960,289 shares, respectively	(27,239)	(28,699)
Accumulated other comprehensive income	1,357	1,257
Total Stockholders' Equity	1,063,812	1,084,177
Total Liabilities and Stockholders' Equity	$7,357,994	$6,758,175

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Interest Income
Loans	$49,307	$46,603	$150,953	$140,811
Taxable investment securities	7,891	10,526	22,934	29,552
Tax-exempt investment securities	410	547	1,297	1,906
Other interest-earning assets	705	1,100	2,406	3,588
Total Interest Income	58,313	58,776	177,590	175,857

Interest Expense
Deposits	6,670	14,768	26,379	46,413
Borrowings	4,012	6,398	14,865	20,540
Total Interest Expense	10,682	21,166	41,244	66,953
Net Interest Income	47,631	37,610	136,346	108,904
Provision for credit losses	1,126	6,270	3,820	4,023
Net Interest Income after Provision for Credit Losses	46,505	31,340	132,526	104,881

Non-Interest Income
Fees and service charges	1,325	1,338	4,297	4,951
Gain on sale and call of securities	18	2,234	454	2,231
Gain on sale of loans	943	565	5,211	1,838
Loss on sale and write down of other real estate owned	-	-	-	(28)
Income from bank owned life insurance	1,530	1,532	4,722	4,688
Electronic banking fees and charges	456	309	1,265	920
Bargain purchase gain	-	-	3,053	-
Other income	1,194	223	1,351	117
Total Non-Interest Income	5,466	6,201	20,353	14,717

Non-Interest Expense
Salaries and employee benefits	16,965	15,537	51,023	46,488
Net occupancy expense of premises	3,433	2,685	9,675	8,736
Equipment and systems	3,823	2,672	11,295	8,807
Advertising and marketing	567	612	1,580	2,037
Federal deposit insurance premium	488	-	1,450	-
Directors' compensation	748	771	2,244	2,310
Merger-related expenses	-	285	4,349	504
Debt extinguishment expenses	-	2,156	796	2,156
Other expense	3,792	3,344	11,487	9,695
Total Non-Interest Expense	29,816	28,062	93,899	80,733
Income before Income Taxes	22,155	9,479	58,980	38,865
Income tax expense	5,732	225	14,230	7,589
Net Income	$16,423	$9,254	$44,750	$31,276

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Net Income per Common Share (EPS)
Basic	$0.20	$0.11	$0.53	$0.38
Diluted	$0.20	$0.11	$0.53	$0.38
Weighted Average Number of Common Shares Outstanding
Basic	80,673	81,339	83,958	82,981
Diluted	80,690	81,358	83,961	83,016

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands, Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Net Income	$16,423	$9,254	$44,750	$31,276
Other Comprehensive (Loss) Income, net of tax:
Net unrealized (loss) gain on securities available for sale	(15,671)	2,705	(14,379)	7,968
Amortization of net unrealized loss on securities available for sale transferred to held to maturity	-	-	-	421
Net realized gain on sale and call of securities available for sale	(13)	(1,575)	(319)	(1,574)
Fair value adjustments on derivatives	10,574	(13,213)	14,750	(14,120)
Benefit plan adjustments	14	3	48	341
Total Other Comprehensive (Loss) Income	(5,096)	(12,080)	100	(6,964)
Total Comprehensive Income (Loss)	$11,327	$(2,826)	$44,850	$24,312

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Data, Unaudited)

	Common Stock		Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Income	Total
Balance - December 31, 2019	85,150	$851	$737,539	$377,896	$(29,671)	$7,955	$1,094,570

Net income	-	-	-	9,254	-	-	9,254
Other comprehensive loss, net of income tax	-	-	-	-	-	(12,080)	(12,080)
ESOP shares committed to be released (50 shares)	-	-	95	-	486	-	581
Stock option expense	-	-	465	-	-	-	465
Stock repurchases	(1,476)	(14)	(17,514)	-	-	-	(17,528)
Restricted stock plan shares earned (70 shares)	-	-	1,025	-	-	-	1,025
Cancellation of shares issued for restricted stock awards	(10)	-	(136)	-	-	-	(136)
Cash dividends declared ($0.08 per common share)	-	-	-	(6,479)	-	-	(6,479)
Balance - March 31, 2020	83,664	$837	$721,474	$380,671	$(29,185)	$(4,125)	$1,069,672

	Common Stock		Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Income	Total
Balance - June 30, 2019	89,126	$891	$787,394	$366,679	$(30,644)	$2,839	$1,127,159

Net income	-	-	-	31,276	-	-	31,276
Other comprehensive loss, net of income tax	-	-	-	-	-	(6,964)	(6,964)
ESOP shares committed to be released (150 shares)	-	-	475	-	1,459	-	1,934
Stock option expense	-	-	1,382	-	-	-	1,382
Stock repurchases	(5,376)	(53)	(69,729)	-	-	-	(69,782)
Restricted stock plan shares earned (208 shares)	-	-	3,024	-	-	-	3,024
Cancellation of shares issued for restricted stock awards	(86)	(1)	(1,072)	-	-	-	(1,073)
Cash dividends declared ($0.21 per common share)	-	-	-	(17,284)	-	-	(17,284)
Balance - March 31, 2020	83,664	$837	$721,474	$380,671	$(29,185)	$(4,125)	$1,069,672

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Data, Unaudited)

	Common Stock		Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Income	Total
Balance - December 31, 2020	84,938	$849	$724,389	$388,376	$(27,726)	$6,453	$1,092,341

Net income	-	-	-	16,423	-	-	16,423
Other comprehensive loss, net of income tax	-	-	-	-	-	(5,096)	(5,096)
ESOP shares committed to be released (50 shares)	-	-	87	-	487	-	574
Stock option exercise	41	-	373	-	-	-	373
Stock option expense	-	-	455	-	-	-	455
Stock repurchases	(3,026)	(29)	(34,834)	-	-	-	(34,863)
Restricted stock plan shares earned (69 shares)	-	-	924	-	-	-	924
Cancellation of shares issued for restricted stock awards	(10)	-	(114)	-	-	-	(114)
Cash dividends declared ($0.09 per common share)	-	-	-	(7,205)	-	-	(7,205)
Balance - March 31, 2021	81,943	$820	$691,280	$397,594	$(27,239)	$1,357	$1,063,812

	Common Stock		Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Income	Total
Balance - June 30, 2020	83,663	$837	$722,871	$387,911	$(28,699)	$1,257	1,084,177

Cumulative effect of change in accounting principle - Topic 326	-	-	-	(14,239)	-	-	(14,239)
Balance - July 1, 2020 as adjusted for change in accounting principle	83,663	837	722,871	373,672	(28,699)	1,257	1,069,938
Net income	-	-	-	44,750	-	-	44,750
Other comprehensive income, net of income tax	-	-	-	-	-	100	100
ESOP shares committed to be released (150 shares)	-	-	(25)	-	1,460	-	1,435
Stock option exercise	41	-	373	-	-	-	373
Stock option expense	-	-	1,366	-	-	-	1,366
Stock repurchases	(7,535)	(74)	(80,493)	-	-	-	(80,567)
Restricted stock plan shares earned (207 shares)	-	-	2,915	-	-	-	2,915
Cancellation of shares issued for restricted stock awards	(80)	(1)	(802)	-	-	-	(803)
Shares issued in conjunction with the acquisition of MSB Financial Corp.	5,854	58	45,075	-	-	-	45,133
Cash dividends declared ($0.25 per common share)	-	-	-	(20,828)	-	-	(20,828)
Balance - March 31, 2021	81,943	$820	$691,280	$397,594	$(27,239)	$1,357	$1,063,812

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Unaudited)

	Nine Months Ended
	March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income	$44,750	$31,276
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	4,355	3,404
Net accretion of premiums, discounts and loan fees and costs	(11,257)	(6,716)
Deferred income taxes and valuation allowance	3,004	1,145
Realized gain on bargain purchase	(3,053)	-
Amortization of intangible assets	797	918
Amortization of benefit plans’ unrecognized net gain	62	485
Provision for credit losses	3,820	4,023
Loss on write-down and sales of other real estate owned	-	28
Loans originated for sale	(249,671)	(173,436)
Proceeds from sale of mortgage loans held-for-sale	270,147	176,269
Gain on sale of mortgage loans held-for-sale, net	(4,859)	(1,811)
Realized gain on sale and call of investment securities available for sale	(454)	(2,231)
Realized loss on debt extinguishment	796	2,156
Realized gain on sale of loans receivable	(352)	(27)
Realized loss on disposition of premises and equipment	40	342
Increase in cash surrender value of bank owned life insurance	(4,722)	(4,688)
ESOP, stock option plan and restricted stock plan expenses	5,716	6,340
(Increase) decrease in interest receivable	(1,488)	324
Increase in other assets	(1,021)	(20,444)
Decrease in interest payable	(406)	(3,237)
Increase in other liabilities	1,519	15,496
Net Cash Provided by Operating Activities	57,723	29,616

Cash Flows from Investing Activities:
Purchases of:
Investment securities available for sale	(865,163)	(487,898)
Proceeds from:
Repayments/calls/maturities of investment securities available for sale	407,489	111,194
Repayments/calls/maturities of investment securities held to maturity	5,280	4,155
Sales of investment securities available for sale	44,842	164,299
Purchase of loans	(34,635)	(41,816)
Net decrease in loans receivable	237,383	165,642
Proceeds from sale of loans receivable	43,931	497
Purchase of interest rate caps	-	(1,476)
Additions to premises and equipment	(2,889)	(6,272)
Proceeds from cash settlement of premises and equipment	3,401	395
Purchase of FHLB stock	-	(2,250)
Redemption of FHLB stock	16,421	7,116
Net cash acquired in acquisition	4,296	-
Net Cash Used in Investing Activities	$(139,644)	$(86,414)

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands, Unaudited)

	Nine Months Ended
	March 31,
	2021	2020
Cash Flows from Financing Activities:
Net increase in deposits	485,417	106,500
Repayment of term FHLB advances	(2,257,796)	(2,633,146)
Proceeds from term FHLB advances	1,955,000	2,525,000
Net (decrease) increase in other short-term borrowings	(68,635)	167,935
Net decrease in advance payments by borrowers for taxes	(2,063)	(395)
Repurchase and cancellation of common stock of Kearny Financial Corp.	(80,567)	(69,782)
Cancellation of shares repurchased on vesting to pay taxes	(803)	(1,073)
Exercise of stock options	373	-
Dividends paid	(20,981)	(17,724)
Net Cash Provided by Financing Activities	9,945	77,315
Net (Decrease) Increase in Cash and Cash Equivalents	(71,976)	20,517
Cash and Cash Equivalents - Beginning	180,967	38,935
Cash and Cash Equivalents - Ending	$108,991	$59,452

Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Income taxes, net of refunds	$13,675	$8,029
Interest	$41,649	$70,189

Non-cash investing and financing activities:
Transfers from loans receivable to loans receivable held-for-sale	$43,579	$-
Acquisition of other real estate owned in settlement of loans	$-	$206
Fair value of assets acquired, net of cash and cash equivalents acquired	$567,816	$-
Fair value of liabilities assumed	$523,926	$-

In conjunction with the adoption of ASU 2019-04, the following qualifying held to maturity securities were transferred to available for sale:
Debt securities transferred from held to maturity to available for sale	$-	$537,732

In conjunction with the adoption of ASU 2016-02, the following assets and liabilities were recognized:
Operating lease right-of-use assets	$-	$17,243
Operating lease liabilities	$-	$17,758

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

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, income, comprehensive income, changes in stockholders’ equity and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the unaudited consolidated financial statements have been included. The results of operations for the three-month and nine-month periods ended March 31, 2021 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

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

Risks and Uncertainties

As previously disclosed, on March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The COVID-19 pandemic has adversely affected, and may continue to adversely affect, local, national and global economic activity. The spread of the outbreak has caused significant disruptions to the U.S. economy, significant reductions in the targeted federal funds rate and has disrupted banking and other financial activity in the areas in which the Company operates. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted to, among other provisions, provide emergency assistance for individuals, families and businesses affected by the COVID-19 pandemic. On December 27, 2020, the 2021 Consolidated Appropriations Act, was enacted as part of an omnibus spending bill for the 2021 federal fiscal year, included provisions intended to provide additional aid to those impacted by the pandemic.

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

Adoption of New Accounting Standards

On July 1, 2020, the Company adopted ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology.  The Company adopted ASU 2016-13 using a modified retrospective approach. Results for reporting periods beginning after July 1, 2020 are presented under Topic 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP. At adoption, the Company increased its allowance for credit losses by $20.2 million, comprised of $19.6 million for loans receivable and $536,000 for unfunded commitments. Upon adoption the Company recorded a cumulative effect adjustment that reduced stockholders’ equity by $14.2 million, net of tax.

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

Allowance for Credit Losses on Held to Maturity Securities

At March 31, 2021, the Company’s entire portfolio of held to maturity securities consisted of municipal bonds which are highly rated by major rating agencies and have a long history of no credit losses. In estimating the net amount expected to be collected for held to maturity securities in an unrealized loss position, a historical loss based method is utilized.

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

Accrued Interest Receivable

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans, available for sale securities, and held to maturity securities. Accrued interest receivable on loans is reported as a component of accrued interest receivable on the Consolidated Statement of Financial Condition, totaled $15.7 million at March 31, 2021 and is excluded from the estimate of credit losses. Accrued interest receivable on available of sale securities and held to maturity securities, also a component of accrued interest receivable on the Consolidated Statement of Financial Condition, totaled $4.7 million and $214,000, respectively, at March 31, 2021 and is excluded from the estimate of credit losses. There were no material accrued interest balances for loans on deferral under the CARES Act and Consolidated Appropriations Act.

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

The following schedule shows the Company’s earnings per share calculations for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
	(In Thousands, Except Per Share Data)
Net income	$16,423	$9,254	$44,750	$31,276

Weighted average number of common shares outstanding - basic	80,673	81,339	83,958	82,981
Effect of dilutive securities	17	19	3	35
Weighted average number of common shares outstanding - diluted	80,690	81,358	83,961	83,016

Basic earnings per share	$0.20	$0.11	$0.53	$0.38
Diluted earnings per share	$0.20	$0.11	$0.53	$0.38

Stock options for 3,253,040 and 3,115,000 shares of common stock were not considered in computing diluted earnings per share at March 31, 2021 and March 31, 2020, respectively, because they were considered anti-dilutive.

3.     SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of March 31, 2021, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date this document was filed.

4.    ACQUISITION OF MSB FINANCIAL CORP.

On July 10, 2020, the Company completed its acquisition of MSB Financial Corp. (“MSB”), and its subsidiary Millington Bank.  In accordance with the merger agreement, approximately $9.8 million in cash and 5,853,811 shares of Company common stock were distributed to former MSB shareholders in exchange for their shares of MSB common stock.

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their fair values as of July 10, 2020 based on management’s best estimate using the information available as of the merger date.  The application of the acquisition method of accounting resulted in the recognition of bargain purchase gain of $3.1 million and a core deposit intangible of $690,000. During the nine months ended March 31, 2021 the Company completed all MSB tax returns and determined that there were no material adjustments needed to the balance of deferred income tax assets or bargain purchase gain associated with the MSB acquisition.

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

The fair value of loans acquired from MSB was estimated using cash flow projections based on the remaining maturity and repricing terms. Cash flows were adjusted by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans. There was no carryover of MSB’s allowance for loan losses associated with the loans that were acquired.  For information regarding purchased loans which have been determined to be PCD, refer to Note 7, Loans Receivable.

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

Merger-related expenses were recorded in the Consolidated Statements of Income as a component of non-interest expense and include costs related to the Company’s acquisition of MSB, as described above.  These charges represent one-time costs associated with acquisition activities and are expensed as incurred.  Direct acquisition and other charges were recorded in merger-related expense on the consolidated statements of income.  During the nine months ended March 31, 2021, merger-related expenses related to the MSB acquisition totaled $4.3 million. By comparison, for the three and nine months ended March 31, 2020, merger-related expenses related to the MSB acquisition totaled $285,000 and $504,000, respectively.

5.     RECENT ACCOUNTING PRONOUNCEMENTS

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

Adoption of New Accounting Standards

In January 2021 the Financial Accounting Standards Board (the “FASB”), issued ASU 2021-01 to clarify the scope of ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. ASU 2020-04 provides temporary, optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships that reference the London Interbank Offered Rate or another reference rate that is expected to be discontinued.  The ASU addresses questions about whether Topic 848 can be applied to derivative instruments that do not reference a rate that is expected to be discontinued but that use an interest rate for margining, discounting, or contract price alignment that is expected to be modified as a result of reference rate reform, commonly referred to as the “discounting transition”. The amendments clarify that certain optional expedients and exceptions in Topic 848 do apply to derivatives that are affected by the discounting transition. The amendments in ASU 2021-01 are effective immediately for all entities. The amendments do not apply to contract modifications made after December 31, 2022; new hedging relationships entered into after December 31, 2022; and existing hedging relationships evaluated for effectiveness in periods after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship, including periods after December 31, 2022. The Company adopted ASU 2021-01 in January 2021, and its adoption did not have a significant impact on the Company’s consolidated financial statements.

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

6.     SECURITIES

At March 31, 2021, there was no allowance for credit losses on available for sale securities. The following tables present the amortized cost, gross unrealized gains and losses and estimated fair values for available for sale securities and the amortized cost, gross unrecognized gains and losses and estimated fair values for held to maturity securities as of the dates indicated:

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for sale:
Debt securities:
Obligations of state and political subdivisions	$42,219	$841	$-	$43,060
Asset-backed securities	248,048	2,774	81	250,741
Collateralized loan obligations	169,863	136	223	169,776
Corporate bonds	172,123	2,090	751	173,462
Trust preferred securities	2,967	-	86	2,881
Total debt securities	635,220	5,841	1,141	639,920

Mortgage-backed securities:
Collateralized mortgage obligations (1)	16,380	420	-	16,800
Residential pass-through securities (1)	813,263	7,836	14,444	806,655
Commercial pass-through securities (1)	312,453	6,762	3,620	315,595
Total mortgage-backed securities	1,142,096	15,018	18,064	1,139,050

Total securities available for sale	$1,777,316	$20,859	$19,205	$1,778,970

(1)	Government-sponsored enterprises.

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for sale:
Debt securities:
Obligations of state and political subdivisions	$52,843	$1,211	$-	54,054
Asset-backed securities	177,413	-	4,966	172,447
Collateralized loan obligations	198,619	-	4,831	193,788
Corporate bonds	142,942	1,267	570	143,639
Trust preferred securities	2,967	-	340	2,627
Total debt securities	574,784	2,478	10,707	566,555

Mortgage-backed securities:
Collateralized mortgage obligations (1)	30,043	860	-	30,903
Residential pass-through securities (1)	543,819	18,135	-	561,954
Commercial pass-through securities (1)	214,575	11,716	-	226,291
Total mortgage-backed securities	788,437	30,711	-	819,148

Total securities available for sale	$1,363,221	$33,189	$10,707	$1,385,703

(1)	Government-sponsored enterprises.

	March 31, 2021
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Held to maturity:
Debt securities:
Obligations of state and political subdivisions	$27,168	$1,240	$-	$28,408
Total debt securities	27,168	1,240	-	28,408

Total securities held to maturity	$27,168	$1,240	$-	$28,408

	June 30, 2020
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Held to maturity:
Debt securities:
Obligations of state and political subdivisions	$32,556	$1,513	$-	$34,069
Total debt securities	32,556	1,513	-	34,069

Total securities held to maturity	$32,556	$1,513	$-	$34,069

Excluding the balances of mortgage-backed securities, the following table presents the amortized cost and estimated fair values of debt securities available for sale and held to maturity, by contractual maturity, at March 31, 2021:

	March 31, 2021
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities:
Due in one year or less	$3,749	$3,766
Due after one year through five years	88,469	89,718
Due after five years through ten years	331,520	334,300
Due after ten years	238,650	240,544
Total	$662,388	$668,328

Sales of securities available for sale were as follows for the periods presented below:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
	(In Thousands)		(In Thousands)
Available for sale securities sold:
Proceeds from sales of securities	$-	$160,653	$44,842	$164,299

Gross realized gains	$-	$2,350	$800	$2,363
Gross realized losses	-	(116)	(385)	(145)
Net gain on sales of securities	$-	$2,234	$415	$2,218

Calls of securities available for sale during the three months ended March 31, 2021 resulted in gross gains of $18,000.  During the three months ended March 31, 2020, there were no gains or losses recognized on the calls of securities available for sale. During the nine months ended March 31, 2021 and March 31, 2020, calls of securities available for sale resulted in gross gains of $39,000 and $13,000, respectively.  During the three and nine months ended March 31, 2021 and March 31, 2020, there were no gains or losses recorded on sales and calls of securities held to maturity.

The carrying value of securities pledged for borrowings at the FHLB and other institutions, and securities pledged for public funds and other purposes, were as follows as of the dates presented below:

	March 31,	June 30,
	2021	2020
	(In Thousands)
Securities pledged:
Pledged for borrowings at the FHLB of New York	$158,531	$155,288
Pledged to secure public funds on deposit	143,659	19,944
Pledged for potential borrowings at the Federal Reserve Bank of New York	297,100	366,482
Pledged as collateral for depositor sweep accounts	-	7,830
Total carrying value of securities pledged	$599,290	$549,544

The following tables present the gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that securities have been in a continuous unrealized loss position within the available for sale portfolio at March 31, 2021 and June 30, 2020:

	March 31, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale:
Asset-backed securities	$12,984	$18	$28,740	$63	4	$41,724	$81
Collateralized loan obligations	9,440	1	94,575	222	9	104,015	223
Corporate bonds	30,393	751	-	-	6	30,393	751
Trust preferred securities	-	-	2,881	86	2	2,881	86
Commercial pass-through securities	147,929	3,620	-	-	7	147,929	3,620
Residential pass-through securities	531,613	14,444	-	-	12	531,613	14,444

Total	$732,359	$18,834	$126,196	$371	40	$858,555	$19,205

	June 30, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale:
Asset-backed securities	$146,494	$3,962	$25,954	$1,004	16	$172,448	$4,966
Collateralized loan obligations	71,282	1,245	122,506	3,586	19	193,788	4,831
Corporate bonds	24,764	236	39,651	334	8	64,415	570
Trust preferred securities	-	-	2,626	340	2	2,626	340

Total	$242,540	$5,443	$190,737	$5,264	45	$433,277	$10,707

At March 31, 2021 and June 30, 2020, there were no held to maturity securities with unrecognized losses.

Available for sale securities are evaluated to determine if a decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. An impairment related to credit factors would be recorded through an allowance for credit losses. The allowance is limited to the amount by which the security’s amortized cost basis exceeds the fair value. An impairment that has not been recorded through an allowance for credit losses shall be recorded through other comprehensive income, net of applicable taxes. Investment securities will be written down to fair value through the consolidated statement of income when management intends to sell, or may be required to sell, the securities before they recover in value.  The issuers of these securities continue to make timely principal and interest payments and none of these securities were past due or were placed in nonaccrual status at March 31, 2021. Management believes that the unrealized losses on these securities are a function of changes in market interest rates and credit spreads, not changes in credit quality. Therefore, no allowance for credit losses was recorded at March 31, 2021.

At March 31, 2021, the Company’s entire portfolio of held to maturity securities consisted of municipal bonds which are highly rated by major rating agencies and have a long history of no credit losses.  None of the securities in the Company’s portfolio of held to maturity municipal bonds were in an unrealized loss position. The Company continually monitors the municipal bond sector of the market and reviews collectability including such factors as the financial condition of the issuers including credit ratings in effect as of the reporting period.

7.     LOANS RECEIVABLE

The following table sets forth the composition of the Company’s loan portfolio at March 31, 2021 and June 30, 2020:

	March 31,	June 30,
	2021	2020
	(In Thousands)
Commercial loans:
Multi-family mortgage	$2,055,396	$2,059,568
Nonresidential mortgage	1,110,765	960,853
Commercial business (1)	183,181	138,788
Construction	95,533	20,961
Total commercial loans	3,444,875	3,180,170

One- to four-family residential mortgage	1,323,485	1,273,022

Consumer loans:
Home equity loans	59,721	82,920
Other consumer	3,445	3,991
Total consumer loans	63,166	86,911

Total loans	4,831,526	4,540,103

Unaccreted yield adjustments	(33,287)	(41,706)

Total loans receivable, net of yield adjustments	$4,798,239	$4,498,397

(1)	Includes Paycheck Protection Program (“PPP”) loans of $20.9 million and $69.0 million as of March 31, 2021 and June 30, 2020, respectively.

Past Due Loans

Past due status is based on the contractual payment terms of the loans. The following tables present the payment status of past due loans as of March 31, 2021 and June 30, 2020, by loan segment:

	March 31, 2021
	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Current	$2,033,617	$1,065,795	$182,727	$95,533	$1,315,841	$59,637	$3,426	$4,756,576
Past due:
30-59 days	2,459	849	2	-	1,212	-	2	4,524
60-89 days	6,123	22,566	-	-	1,072	5	15	29,781
90 days and over	13,197	21,555	452	-	5,360	79	2	40,645
Total past due	21,779	44,970	454	-	7,644	84	19	74,950

Total loans	$2,055,396	$1,110,765	$183,181	$95,533	$1,323,485	$59,721	$3,445	$4,831,526

	June 30, 2020

	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Current	$2,059,568	$941,714	$138,439	$20,961	$1,264,267	$82,358	$3,981	$4,511,288
Past due:
30-59 days	-	-	-	-	3,211	169	-	3,380
60-89 days	-	14,478	-	-	1,038	13	5	15,534
90 days and over	-	4,661	349	-	4,506	380	5	9,901
Total past due	-	19,139	349	-	8,755	562	10	28,815

Total loans	$2,059,568	$960,853	$138,788	$20,961	$1,273,022	$82,920	$3,991	$4,540,103

Nonperforming Loans

Loans are generally placed on nonaccrual status when contractual payments become 90 or more days past due or when the Company does not expect to receive all principal and interest payments (“P&I”) owed substantially in accordance with the terms of the loan agreement, regardless of past due status. Loans that become 90 days past due, but are well secured and in the process of collection, may remain on accrual status. Nonaccrual loans are generally returned to accrual status when all payments due are brought current and we expect to receive all remaining P&I payments owed substantially in accordance with the terms of the loan agreement.  Payments received in cash on nonaccrual loans, including both the principal and interest portions of those payments, are generally applied to reduce the carrying value of the loan. The Company did not recognize interest income on non-accrual loans during the three and nine months ended March 31, 2021 and March 31, 2020.

The following tables present information relating to the Company’s nonperforming loans as of March 31, 2021 and June 30, 2020:

	March 31, 2021
	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Performing	$2,039,302	$1,074,357	$182,510	$93,162	$1,307,728	$59,606	$3,443	$4,760,108
Nonperforming:
90 days and over past due accruing	-	-	-	-	-	-	2	2
Nonaccrual loans with allowance for credit losses	-	10,683	277	-	4,188	-	-	15,148
Nonaccrual loans with no allowance for credit losses	16,094	25,725	394	2,371	11,569	115	-	56,268
Total nonperforming	16,094	36,408	671	2,371	15,757	115	2	71,418

Total loans	$2,055,396	$1,110,765	$183,181	$95,533	$1,323,485	$59,721	$3,445	$4,831,526

	June 30, 2020
	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Performing	$2,056,606	$936,917	$138,196	$20,961	$1,264,663	$82,078	$3,986	$4,503,407
Nonperforming:
90 days and over past due accruing	-	-	-	-	-	-	5	5
Nonaccrual	2,962	23,936	592	-	8,359	842	-	36,691
Total nonperforming	2,962	23,936	592	-	8,359	842	5	36,696

Total loans	$2,059,568	$960,853	$138,788	$20,961	$1,273,022	$82,920	$3,991	$4,540,103

Troubled Debt Restructurings (“TDRs”)

On a case-by-case basis, the Company may agree to modify the contractual terms of a loan to assist a borrower who may be experiencing financial difficulty, as well as to preserve the Company’s position in the loan. If the borrower is experiencing financial difficulties and a concession has been made at the time of such modification, the loan is classified as a TDR. At March 31, 2021, the Company had TDRs totaling $19.2 million. The allowance for credit losses associated with the TDRs presented in the tables below totaled $194,000 and $8,000 as of March 31, 2021 and June 30, 2020, respectively. As of March 31, 2021, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured in a TDR.

The following tables present total TDR loans at March 31, 2021 and June 30, 2020:

	March 31, 2021
	Accrual		Non-accrual		Total
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(Dollars In Thousands)
Commercial loans:
Multi-family mortgage loans	-	$-	1	$2,896	1	$2,896
Nonresidential mortgage	1	107	7	2,476	8	2,583
Commercial business	5	4,900	5	409	10	5,309
Construction	-	-	1	2,371	1	2,371
Total commercial loans	6	5,007	14	8,152	20	13,159

One- to four-family residential mortgage	16	2,261	17	3,122	33	5,383

Consumer loans:
Home equity loans	9	606	1	24	10	630
Total	31	$7,874	32	$11,298	63	$19,172

	June 30, 2020
	Accrual		Non-accrual		Total
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(Dollars In Thousands)
Commercial loans:
Multi-family mortgage loans	-	$-	1	$2,962	1	$2,962
Nonresidential mortgage	1	112	9	5,442	10	5,554
Commercial business	5	5,179	6	446	11	5,625
Total commercial loans	6	5,291	16	8,850	22	14,141

One- to four-family residential mortgage	14	2,407	20	3,811	34	6,218

Consumer loans:
Home equity loans	12	715	2	448	14	1,163
Total	32	$8,413	38	$13,109	70	$21,522

The following tables present information regarding the restructuring of the Company’s troubled debts during the three and nine months ended March 31, 2021 and March 31, 2020:

	Three Months Ended March 31, 2021			Nine Months Ended March 31, 2021
	# of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment	# of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
	(Dollars In Thousands)
One- to four-family residential mortgage	-	$-	$-	1	$309	$308
Home equity loans	1	24	24	1	24	24
Total	1	$24	$24	2	$333	$332

	Three Months Ended March 31, 2020			Nine Months Ended March 31, 2020
	# of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment	# of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
	(Dollars In Thousands)
Multi-family mortgage	1	$3,062	$2,996	1	$3,062	$2,996
Nonresidential mortgage	1	521	517	1	521	517
Commercial business	1	2,482	2,494	5	4,349	4,415
One- to four-family residential mortgage	-	-	-	3	1,046	982
Home equity loans	-	-	-	1	82	81
Total	3	$6,065	$6,007	11	$9,060	$8,991

During the three and nine months ended March 31, 2021 and March 31 2020, there were no charge-offs related to TDRs. During the three and nine months ended March 31, 2021 there were no troubled debt restructuring defaults. During the three and nine months ended March 31, 2020, there was one troubled debt restructuring default totaling $514,000.

Loan modifications generally involve a reduction in interest rates and/or extension of maturity dates and also may include step up interest rates in their modified terms which will impact their weighted average yield in the future. The home equity loan which qualified as a TDR during the three months ended March 31, 2021, capitalized prior past due amounts and modified the loan’s repayment terms. The residential mortgage loan which qualified as a TDR during the nine months ended March 31, 2021, capitalized prior past due amounts and modified the loan’s repayment terms.

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

On December 27, 2020, the 2021 Consolidated Appropriations Act was signed into law. The $900 billion relief package includes legislation that extends certain relief provisions of the CARES Act that were set to expire on December 31, 2020. The CARES Act permitted financial institutions to suspend TDR assessment and reporting requirements under GAAP for loan modifications. This new legislation extends this relief to the earlier of 60 days after the national emergency declared by the President is terminated or January 1, 2022. As of March 31, 2021, the Company had 32 non-TDR modified loans totaling approximately $52.9 million.

The following table sets forth the composition of these loans by loan segments as of March 31, 2021:

	March 31, 2021
	# of Loans	Balance	% of Total Loans
	(Dollars In Thousands)
Commercial loans:
Multi-family mortgage loans	7	$29,880	0.62%
Nonresidential mortgage	4	11,641	0.24%
Commercial business	2	2,121	0.04%
Total commercial loans	13	43,642	0.90%

One- to four-family residential mortgage	17	7,788	0.16%

Consumer loans:
Home equity loans	2	1,513	0.03%

Total	32	$52,943	1.10%

Individually Analyzed Loans

Effective July 1, 2020, individually analyzed loans include loans which do not share similar risk characteristics with other loans. TDR’s will generally be evaluated for individual impairment, however, after a period of sustained repayment performance which permits the credit to be returned to accrual status, a TDR would generally be removed from individual impairment analysis and returned to its corresponding pool. As of March 31, 2021, the carrying value of individually analyzed loans totaled $71.4 million, of which $51.4 million were considered collateral dependent.

For collateral dependent loans where management has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and repayment of the loan is to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral, less costs to sell, and the amortized cost basis of the loan as of the measurement date. See Note 14 for additional disclosure regarding fair value of individually analyzed collateral dependent loans.

The following table presents the carrying value of collateral dependent individually analyzed loans:

	March 31, 2021
	Carrying Value	Related Allowance
	(In Thousands)
Commercial loans:
Multi-family mortgage	$13,197	$-
Nonresidential mortgage (1)	31,491	5,354
Commercial business (2)	189	-
Construction	-	-
Total commercial loans	44,877	5,354

One- to four-family residential mortgage (3)	6,458	190

Consumer loans:
Home equity loans (3)	79	-

Total	$51,414	$5,544

(1)	Secured by income-producing nonresidential property.
(2)	Secured by business assets.
(3)	Secured by one- to four-family residential properties.

The following table presents, under previously applicable GAAP, loans individually evaluated for impairment by portfolio segment as of June 30, 2020:

	June 30, 2020
	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Carrying value of impaired loans:

Non-impaired loans	$2,056,606	$936,805	$132,999	$20,961	$1,262,256	$81,363	$3,991	$4,494,981
Impaired loans:
Impaired loans with no allowance for impairment	2,962	22,516	5,622	-	10,659	1,557	-	43,316
Impaired loans with allowance for impairment:
Recorded investment	-	1,532	167	-	107	-	-	1,806
Allowance for impairment	-	(41)	(47)	-	(1)	-	-	(89)
Balance of impaired loans net of allowance for impairment	-	1,491	120	-	106	-	-	1,717
Total impaired loans, excluding allowance for impairment:	2,962	24,048	5,789	-	10,766	1,557	-	45,122

Total loans	$2,059,568	$960,853	$138,788	$20,961	$1,273,022	$82,920	$3,991	$4,540,103

Unpaid principal balance of impaired loans:
Total impaired loans	$3,544	$25,898	$8,778	$73	$12,908	$1,950	$-	$53,151

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

Loss – Loans which considered uncollectible or of so little value that their continuance as assets is not warranted.

The following table presents the risk category of loans as of March 31, 2021 by loan segment and vintage year:

	Term Loans by Origination Year for Fiscal Years ended June 30,
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
	(In Thousands)
Multi-family mortgage:
Pass	$212,906	$259,809	$381,989	$377,936	$356,269	$404,115	$-	$1,993,024
Special Mention	-	-	10,408	5,095	1,840	3,246	-	20,589
Substandard	-	-	16,723	2,896	13,197	8,967	-	41,783
Doubtful	-	-	-	-	-	-	-	-
Total multi-family mortgage	212,906	259,809	409,120	385,927	371,306	416,328	-	2,055,396
Non-residential mortgage:
Pass	77,508	77,604	57,255	65,443	262,070	485,535	6,212	1,031,627
Special Mention	-	-	23,520	4,156	9,815	4,540	-	42,031
Substandard	755	-	-	4,934	19,569	11,849	-	37,107
Doubtful	-	-	-	-	-	-	-	-
Total non-residential mortgage	78,263	77,604	80,775	74,533	291,454	501,924	6,212	1,110,765
Commercial business:
Pass	39,735	28,742	4,511	15,954	6,489	13,175	64,402	173,008
Special Mention	1,218	1,534	265	2,337	961	14	411	6,740
Substandard	43	79	216	1,571	179	1,325	20	3,433
Doubtful	-	-	-	-	-	-	-	-
Total commercial business	40,996	30,355	4,992	19,862	7,629	14,514	64,833	183,181
Construction loans:
Pass	25,561	16,166	11,238	18,763	14,226	1,453	5,735	93,142
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	2,391	-	2,391
Doubtful	-	-	-	-	-	-	-	-
Total construction loans	25,561	16,166	11,238	18,763	14,226	3,844	5,735	95,533
Residential mortgage:
Pass	326,309	144,050	83,745	84,259	137,357	525,530	-	1,301,250
Special Mention	-	-	1,238	-	-	742	-	1,980
Substandard	-	1,056	676	-	926	17,597	-	20,255
Doubtful	-	-	-	-	-	-	-	-
Total residential mortgage	326,309	145,106	85,659	84,259	138,283	543,869	-	1,323,485
Home equity loans:
Pass	626	3,123	5,784	3,123	2,557	17,287	26,160	58,660
Special Mention	-	-	-	-	-	386	-	386
Substandard	-	-	-	-	-	675	-	675
Doubtful	-	-	-	-	-	-	-	-
Total home equity loans	626	3,123	5,784	3,123	2,557	18,348	26,160	59,721
Other consumer loans
Pass	415	538	690	260	137	1,249	45	3,334
Special Mention	-	-	-	-	-	-	15	15
Substandard	-	-	-	-	-	-	1	1
Doubtful	-	-	-	-	-	-	95	95
Other consumer loans	415	538	690	260	137	1,249	156	3,445
Total loans	$685,076	$532,701	$598,258	$586,727	$825,592	$1,500,076	$103,096	$4,831,526

The following table presents, under previously applicable GAAP, the risk category of loans as of June 30, 2020 by loan segment:

	June 30, 2020
	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Pass	$2,055,520	$932,202	$132,818	$20,961	$1,258,246	$81,120	$3,979	$4,484,846

Special Mention	1,086	4,373	2,585	-	981	157	5	9,187
Substandard	2,962	24,278	3,385	-	13,795	1,643	6	46,069
Doubtful	-	-	-	-	-	-	1	1

Total loans	$2,059,568	$960,853	$138,788	$20,961	$1,273,022	$82,920	$3,991	$4,540,103

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

Residential Mortgage Loans in Foreclosure

We may obtain physical possession of one- to four-family real estate collateralizing a residential mortgage loan via foreclosure or through an in-substance repossession. As of March 31, 2021, we held one single-family property in other real estate owned with an aggregate carrying value of $178,000 that was acquired through a foreclosure on a residential mortgage loan.  As of that same date, we held 11 residential mortgage loans with aggregate carrying values totaling $2.1 million which were in the process of foreclosure.

As of June 30, 2020, we held one single-family property in other real estate owned with an aggregate carrying value of $178,000 that was acquired through a foreclosure on a residential mortgage loan. As of that same date, we held nine residential mortgage loans with aggregate carrying values totaling $1.9 million which were in the process of foreclosure.

The States of New Jersey and New York have issued executive orders and enacted legislation declaring moratoriums on removing individuals from a residential property as a result of an eviction or foreclosure proceeding. The New Jersey order will be in effect until two months after the Governor has declared an end to the COVID-19 health crisis. The New York law, which places a moratorium on evictions for tenants who have endured COVID-related hardship and on foreclosures, will be in effect until at least August 31, 2021.  As a result, since March 28, 2020, the Company has temporarily suspended residential property foreclosure sales and evictions.

On September 4, 2020, the Centers for Disease Control and Prevention (“CDC”) imposed a nationwide temporary federal moratorium on residential evictions due to nonpayment of rent, for qualified tenants. The national eviction moratorium took effect after the expiration of eviction protections established by the CARES Act and was scheduled to extend through December 31, 2020, but was extended legislatively through January 31, 2021. On March 29, 2021, the CDC announced its intent to extend the existing eviction moratorium order through June 30, 2021.

8.     ALLOWANCE FOR CREDIT LOSSES

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

Allowance for Credit Losses on Loans Receivable

The following tables present the balance of the allowance for credit losses at March 31, 2021 and June 30, 2020.  For the three months and nine months ended March 31, 2021, the balance of the allowance for credit losses is based on the CECL methodology, as noted above. For the year ended June 30, 2020, the allowance for loan losses is based upon the calculation methodology as described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020. The tables identify the valuation allowances attributable to specifically identified impairments on individually evaluated loans, including those acquired with deteriorated credit quality, as well as valuation allowances for impairments on loans evaluated collectively. The tables include the underlying balance of loans receivable applicable to each category as of those dates.

Allowance for Credit Losses
March 31, 2021

	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of allowance for credit losses:
Loans acquired with deteriorated credit quality individually analyzed	$-	$2,834	$-	$-	$206	$-	$-	$3,040
Loans acquired with deteriorated credit quality collectively analyzed	172	747	56	70	217	17	-	1,279
Loans individually evaluated for impairment	-	2,521	26	-	102	-	-	2,649
Loans collectively evaluated for impairment	28,814	13,875	2,444	1,175	9,853	591	42	56,794
Total allowance for credit losses	$28,986	$19,977	$2,526	$1,245	$10,378	$608	$42	$63,762

Balance of Loans Receivable
March 31, 2021

	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of loans receivable:
Loans acquired with deteriorated credit quality individually evaluated	$-	$6,538	$189	$-	$3,700	$-	$-	$10,427
Loans acquired with deteriorated credit quality collectively evaluated	5,629	26,500	4,981	12,533	4,896	354	-	54,893
Loans individually evaluated for impairment	16,093	29,869	483	2,371	12,058	115	-	60,989
Loans collectively evaluated for impairment	2,033,674	1,047,858	177,528	80,629	1,302,831	59,252	3,445	4,705,217
Total loans	$2,055,396	$1,110,765	$183,181	$95,533	$1,323,485	$59,721	$3,445	$4,831,526
Unaccreted yield adjustments								(33,287)
Loans receivable, net of yield adjustments								$4,798,239

Allowance for Loan Losses
June 30, 2020

	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of allowance for loan losses:
Loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Loans individually evaluated for impairment	-	41	47	-	1	-	-	89
Loans collectively evaluated for impairment	20,916	8,722	1,879	236	4,859	568	58	37,238
Total allowance for loan losses	$20,916	$8,763	$1,926	$236	$4,860	$568	$58	$37,327

Balance of Loans Receivable
June 30, 2020

	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of loans receivable:
Loans acquired with deteriorated credit quality	$-	$-	$222	$-	$77	$-	$-	299
Loans individually evaluated for impairment	2,962	24,048	5,567	-	10,689	1,557	-	44,823
Loans collectively evaluated for impairment	2,056,606	936,805	132,999	20,961	1,262,256	81,363	3,991	4,494,981
Total loans	$2,059,568	$960,853	$138,788	$20,961	$1,273,022	$82,920	$3,991	$4,540,103
Unaccreted yield adjustments								(41,706)
Loans receivable, net of yield adjustments								$4,498,397

The following tables present the activity in the allowance for credit losses on loans for the three and nine months ended March 31, 2021:

	Three Months Ended March 31, 2021
	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Changes in the allowance for credit losses for the three months ended March 31, 2021:

At December 31, 2020:	$29,500	$15,933	$3,348	$1,205	$12,625	$725	$50	$63,386
							.
Charge offs	-	(9)	(738)	-	-	-	(9)	(756)
Recoveries	-	-	2	-	2	-	2	6
(Reversal of) provision for credit losses	(514)	4,053	(86)	40	(2,249)	(117)	(1)	1,126

Total allowance for credit losses	$28,986	$19,977	$2,526	$1,245	$10,378	$608	$42	$63,762

	Nine Months Ended March 31, 2021
	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Changes in the allowance for credit losses for the nine months ended March 31, 2021:

At June 30, 2020 (prior to adoption of ASC 326):	$20,916	$8,763	$1,926	$236	$4,860	$568	$58	$37,327

Impact of adopting Topic 326	8,408	2,390	(421)	80	9,106	92	(15)	19,640
Charge offs	-	(75)	(802)	-	(13)	(32)	(22)	(944)
Recoveries	-	-	7	-	2	-	9	18
Initial allowance on PCD loans	250	1,720	1,007	99	720	105	-	3,901
(Reversal of) provision for credit losses	(588)	7,179	809	830	(4,297)	(125)	12	3,820

Total allowance for credit losses	$28,986	$19,977	$2,526	$1,245	$10,378	$608	$42	$63,762

For the accounting policy on the allowance for loan losses that was in effect prior to the adoption of Topic 326, see Note 1 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2020. The following tables present the activity in the allowance for loan losses for the three and nine months ended March 31, 2020:

	Three Months Ended March 31, 2020
	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the three months ended March 31, 2020:

At December 31, 2019:	$16,060	$8,684	$2,008	$142	$3,478	$456	$109	$30,937

Total charge offs	-	-	-	-	-	-	(26)	(26)
Total recoveries	-	-	-	-	-	-	10	10
Provision for (reversal of) loan losses	2,831	2,026	(6)	42	1,277	108	(8)	6,270

Total allowance for loan losses	$18,891	$10,710	$2,002	$184	$4,755	$564	$85	$37,191

	Nine Months Ended March 31, 2020
	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the nine months ended March 31, 2020:

At June 30, 2019:	$16,959	$9,672	$2,467	$136	$3,377	$491	$172	$33,274

Total charge offs	-	-	-	-	-	-	(134)	(134)
Total recoveries	-	-	-	-	-	-	28	28
Provision for (reversal of) loan losses	1,932	1,038	(465)	48	1,378	73	19	4,023

Total allowance for loan losses	$18,891	$10,710	$2,002	$184	$4,755	$564	$85	$37,191

Allowance for Credit Losses on Off Balance Sheet Commitments

The following tables present the activity in the allowance for credit losses on off balance sheet commitments for the three and nine months ended March 31, 2021:

Three Months Ended
March 31, 2021
(In Thousands)
Changes in the allowance for credit losses for the three months ended March 31, 2021:

At December 31, 2020:	$1,058

Provision recorded in other non-interest expense	207

Total allowance for credit losses on off balance sheet commitments	$1,265

Nine Months Ended
March 31, 2021
(In Thousands)
Changes in the allowance for credit losses for the nine months ended March 31, 2021:

At June 30, 2020:	$-

Impact of adopting Topic 326 (1)	536
Provision recorded in other non-interest expense	729

Total allowance for credit losses on off balance sheet commitments	$1,265

(1)	Adoption of CECL accounting standard effective July 1, 2020.

9.     DEPOSITS

Deposits are summarized as follows:

	March 31,	June 30,
	2021	2020
	(In Thousands)
Non-interest-bearing demand	$545,746	$419,138
Interest-bearing demand	1,923,184	1,264,151
Savings	1,105,481	906,597
Certificates of deposits	1,800,041	1,840,396
Total deposits	$5,374,452	$4,430,282

10.     BORROWINGS

Fixed rate advances from the FHLB of New York mature as follows:

	March 31, 2021		June 30, 2020
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars in Thousands)
By remaining period to maturity:
Less than one year	$590,000	0.36%	$865,000	0.45%
One to two years	-	-	27,000	2.85
Two to three years	145,000	3.04	145,000	3.04
Three to four years	103,500	2.65	22,500	2.63
Four to five years	29,000	2.77	103,500	2.68
Greater than five years	-	-	6,500	2.82
Total advances	867,500	1.16%	1,169,500	1.08%
Unamortized fair value adjustments	(1,737)		(2,071)
Total advances, net of fair value adjustments	$865,763		$1,167,429

At March 31, 2021, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $3.15 billion and $158.5 million, respectively. At June 30, 2020, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $3.21 billion and $155.3 million, respectively.

Borrowings at June 30, 2020 also included overnight borrowings in the form of depositor sweep accounts totaling $5.7 million, while there were no such borrowings at March 31, 2021.

11.     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Fair Values of Derivative Instruments on the Statement of Financial Condition

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Statement of Financial Condition as of March 31, 2021 and June 30, 2020:

	March 31, 2021
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$4,302	Other liabilities	$1,318
Total		$4,302		$1,318

	June 30, 2020
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$235	Other liabilities	$18,177
Total		$235		$18,177

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using derivatives are primarily to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps and caps as part of its interest rate risk management strategy.  These interest rate products are designated as cash flow hedges.  As of March 31, 2021, the Company had a total of 12 interest rate swaps and caps with a total notional amount of $1.04 billion hedging specific wholesale funding positions.

For derivatives designated as cash flow hedges, the gain or loss on the derivative is recorded in other comprehensive income, net of tax, and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate wholesale funding positions.  During the three and nine months ended March 31, 2021, the Company had $2.0 million and $6.6 million, respectively, of reclassifications to interest expense.  During the next twelve months, the Company estimates that $5.8 million will be reclassified as an increase in interest expense.

The tables below present the pre-tax effects of the Company’s derivative instruments on the Consolidated Statements of Income for the three and nine months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	(In Thousands)
Derivatives in cash flow hedging relationships:
Interest rate contracts	$13,075	Interest expense	$(1,987)
Total	$13,075		$(1,987)

	Nine Months Ended March 31, 2021
	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	(In Thousands)
Derivatives in cash flow hedging relationships:
Interest rate contracts	$14,353	Interest expense	$(6,576)
Total	$14,353		$(6,576)

	Three Months Ended March 31, 2020
	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	(In Thousands)
Derivatives in cash flow hedging relationships:
Interest rate contracts	$(18,324)	Interest expense	$417
Total	$(18,324)		$417

	Nine Months Ended March 31, 2020
	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	(In Thousands)
Derivatives in cash flow hedging relationships:
Interest rate contracts	$(17,405)	Interest expense	$2,623
Total	$(17,405)		$2,623

Offsetting Derivatives

The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives in the Consolidated Statements of Financial Condition as of March 31, 2021 and June 30, 2020, respectively. The net amounts presented for derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Statements of Financial Condition.

	March 31, 2021
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount
	(In Thousands)
Assets:
Interest rate contracts	$9,735	$(5,433)	$4,302	$-	$-	$4,302
Total	$9,735	$(5,433)	$4,302	$-	$-	$4,302

				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount
	(In Thousands)
Liabilities:
Interest rate contracts	$6,751	$(5,433)	$1,318	$-	$(1,318)	$-
Total	$6,751	$(5,433)	$1,318	$-	$(1,318)	$-

	June 30, 2020
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount
	(In Thousands)
Assets:
Interest rate contracts	$592	$(357)	$235	$-	$-	$235
Total	$592	$(357)	$235	$-	$-	$235

				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount
	(In Thousands)
Liabilities:
Interest rate contracts	$18,534	$(357)	$18,177	$-	$(18,177)	$-
Total	$18,534	$(357)	$18,177	$-	$(18,177)	$-

Credit Risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations and could be required to terminate its derivative positions with the counterparty.  The Company also has agreements with its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well-capitalized institution, then the Company could be required to terminate its derivative positions with the counterparty.  As of March 31, 2021, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to those agreements was $1.7 million.

As required under the enforceable master netting arrangement with its derivatives counterparties, at March 31, 2021, the Company posted financial collateral of $1.3 million that was not included as an offsetting amount.

In addition to the derivative instruments noted above, the Company’s pipeline of loans held for sale at March 31, 2021 and June 30, 2020, included $22.1 million and $127.2 million, respectively, of in process loans whose terms included interest rate locks to borrowers, which are considered free-standing derivative instruments whose fair values are not material to our financial condition or results of operations.

12.     BENEFIT PLANS

Components of Net Periodic Expense

The following table sets forth the aggregate net periodic benefit expense for the Bank’s Benefit Equalization Plan, Postretirement Welfare Plan, Directors’ Consultation and Retirement Plan and Atlas Bank Retirement Income Plan:

	Three Months Ended		Nine Months Ended		Affected Line Item in the Consolidated
	March 31,		March 31,		Statements of Income
	2021	2020	2021	2020
	(In Thousands)		(In Thousands)
Service cost	$26	$20	$79	$59	Salaries and employee benefits
Interest cost	66	81	197	244	Miscellaneous non-interest expense
Amortization of unrecognized loss	20	4	62	14	Miscellaneous non-interest expense
Expected return on assets	(28)	(28)	(85)	(84)	Miscellaneous non-interest expense
Net periodic benefit cost	$84	$77	$253	$233

13.     INCOME TAXES

The following table presents a reconciliation between the reported income taxes for the periods presented and the income taxes which would be computed by applying the federal income tax rate of 21% to income for the three and nine months ended March 31, 2021 and March 31, 2020:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
	(Dollars in Thousands)		(Dollars in Thousands)
Income before income taxes	$22,155	$9,479	$58,980	$38,865
Statutory federal tax rate	21%	21%	21%	21%
Federal income tax expense at statutory rate	$4,653	$1,991	$12,386	$8,162
(Reduction) increase in income taxes resulting from:
Tax exempt interest	(85)	(114)	(270)	(396)
State tax, net of federal tax effect	1,498	554	3,738	2,604
Incentive stock option compensation expense	23	21	63	58
Income from bank-owned life insurance	(324)	(324)	(989)	(990)
Non-deductible merger-related expenses	-	49	49	69
Bargain purchase gain	-	-	(641)	-
Impact of Cares Act	-	(1,624)	-	(1,624)
Utilization of capital loss carryforward	-	-	(375)	-
Other items, net	(21)	97	804	131
	5,744	650	14,765	8,014
Reversal of valuation allowance	(12)	(425)	(535)	(425)
Total income tax expense	$5,732	$225	$14,230	$7,589
Effective income tax rate	25.87%	2.37%	24.13%	19.53%

14.     FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Assets Measured on a Recurring Basis:

The following methods and significant assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at March 31, 2021 and June 30, 2020:

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

Those assets measured at fair value on a recurring basis are summarized below:

	March 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Debt securities available for sale:
Obligations of state and political subdivisions	-	43,060	-	43,060
Asset-backed securities	-	250,741	-	250,741
Collateralized loan obligations	-	169,776	-	169,776
Corporate bonds	-	173,462	-	173,462
Trust preferred securities	-	2,881	-	2,881
Total debt securities	-	639,920	-	639,920

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	-	16,800	-	16,800
Residential pass-through securities	-	806,655	-	806,655
Commercial pass-through securities	-	315,595	-	315,595
Total mortgage-backed securities	-	1,139,050	-	1,139,050
Total securities available for sale	$-	$1,778,970	$-	$1,778,970
Interest rate contracts	-	4,302	-	4,302

Total assets	$-	$1,783,272	$-	$1,783,272

Liabilities:
Interest rate contracts	$-	$1,318	$-	$1,318
Total liabilities	$-	$1,318	$-	$1,318

	June 30, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Debt securities available for sale:
Obligations of state and political subdivisions	-	54,054	-	54,054
Asset-backed securities	-	172,447	-	172,447
Collateralized loan obligations	-	193,788	-	193,788
Corporate bonds	-	143,639	-	143,639
Trust preferred securities	-	2,627	-	2,627
Total debt securities	-	566,555	-	566,555

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	-	30,903	-	30,903
Residential pass-through securities	-	561,954	-	561,954
Commercial pass-through securities	-	226,291	-	226,291
Total mortgage-backed securities	-	819,148	-	819,148
Total securities available for sale	-	1,385,703	-	1,385,703
Interest rate contracts	-	235	-	235

Total assets	$-	$1,385,938	$-	$1,385,938

Liabilities:
Interest rate contracts	$-	$18,177	$-	$18,177
Total liabilities	$-	$18,177	$-	$18,177

Assets Measured on a Non-Recurring Basis:

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a non-recurring basis at March 31, 2021 and June 30, 2020:

Collateral Dependent Individually Analyzed / Impaired Loans:

The fair value of collateral dependent loans that are individually analyzed or were previously deemed impaired is determined based upon the appraised fair value of the underlying collateral, less costs to sell. Such collateral primarily consists of real estate and, to a lesser extent, other business assets. Management may also adjust appraised values to reflect estimated changes in market values or apply other adjustments to appraised values resulting from its knowledge of the collateral. Internal valuations may be utilized to determine the fair value of other business assets. For non-collateral-dependent loans, management estimates fair value using discounted cash flows based on inputs that are largely unobservable and instead reflect management’s own estimates of the assumptions as a market participant would in pricing such loans. Collateral dependent individually analyzed / impaired loans are considered a Level 3 valuation by the Company.

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

Those assets measured at fair value on a non-recurring basis are summarized below:

	March 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Collateral dependent loans:
Residential mortgage	$-	$-	$1,887	$1,887
Non-residential mortgage	-	-	7,577	7,577
Total	$-	$-	$9,464	$9,464

Other real estate owned, net:
Residential mortgage	$-	$-	$178	$178
Total	$-	$-	$178	$178

	June 30, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Impaired loans:
Residential mortgage	$-	$-	$2,339	$2,339
Non-residential mortgage	-	-	2,282	2,282
Commercial business	-	-	129	129
Total	$-	$-	$4,750	$4,750

Other real estate owned, net:
Residential mortgage	-	-	178	178
Total	$-	$-	$178	$178

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value:

	March 31, 2021
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(In Thousands)
Collateral dependent loans:
Residential mortgage	$1,887	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	7% - 12%	8.57%
Non-residential mortgage	7,577	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	9% - 20%	14.77%
Total	$9,464

Other real estate owned, net:
Residential mortgage	$178	Market valuation of underlying collateral	(3)	Adjustments to reflect current conditions/selling costs	(2)	6.00%	6.00%
Total	$178

	June 30, 2020
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(In Thousands)
Impaired loans:
Residential mortgage	$2,339	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	7% - 9%	8.17%
Non-residential mortgage	2,282	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	9% - 12%	10.27%
Commercial business	129	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	0% - 0%	0.00%
Total	$4,750

Other real estate owned, net:
Residential mortgage	178	Market valuation of underlying collateral	(3)	Adjustments to reflect current conditions/selling costs	(2)	6.00%	6.00%
Total	$178

(1)	The fair value of impaired loans is generally determined based on an independent appraisal of the fair value of a loan’s underlying collateral.
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

At March 31, 2021, collateral dependent loans valued using Level 3 inputs comprised loans with principal balances totaling $15.0 million and valuation allowances of $5.5 million reflecting fair values of $9.5 million. By comparison, at June 30, 2020, under previously applicable GAAP, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $4.8 million and valuation allowances of $89,000 reflecting fair values of $4.8 million.

Once a loan is foreclosed, the fair value of the other real estate owned continues to be evaluated based upon the fair value of the repossessed real estate originally securing the loan. At March 31, 2021 and June 30, 2020, the Company held other real estate owned totaling $178,000 whose carrying value was written down utilizing Level 3 inputs.

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2021 and June 30, 2020:

	March 31, 2021
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$108,991	$108,991	$108,991	$-	$-
Investment securities available for sale	1,778,970	1,778,970	-	1,778,970	-
Investment securities held to maturity	27,168	28,408	-	28,408	-
Loans held-for-sale	5,172	5,181	-	5,181	-
Net loans receivable	4,734,477	4,763,215	-	-	4,763,215
FHLB Stock	45,578	-	-	-	-
Interest receivable	20,562	20,562	3	4,887	15,672
Interest rate contracts	4,302	4,302	-	4,302	-

Financial liabilities:
Deposits	5,374,452	5,382,474	3,574,411	-	1,808,063
Borrowings	865,763	881,900	-	-	881,900
Interest payable on deposits	183	183	138	-	45
Interest payable on borrowings	1,528	1,528	-	-	1,528
Interest rate contracts	1,318	1,318	-	1,318	-

	June 30, 2020
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$180,967	$180,967	$180,967	$-	$-
Investment securities available for sale	1,385,703	1,385,703	-	1,385,703	-
Investment securities held to maturity	32,556	34,069	-	34,069	-
Loans held-for-sale	20,789	21,550	-	21,550	-
Net loans receivable	4,461,070	4,462,232	-	-	4,462,232
FHLB Stock	58,654	-	-	-	-
Interest receivable	17,373	17,373	4	4,154	13,215
Interest rate contracts	235	235	-	235	-

Financial liabilities:
Deposits	4,430,282	4,449,877	2,589,886	-	1,859,991
Borrowings	1,173,165	1,215,529	-	-	1,215,529
Interest payable on deposits	395	395	295	-	100
Interest payable on borrowings	1,723	1,723	-	-	1,723
Interest rate contracts	18,177	18,177	-	18,177	-

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

15.     COMPREHENSIVE INCOME

The components of accumulated other comprehensive income included in stockholders’ equity at March 31, 2021 and June 30, 2020 are as follows:

	March 31,	June 30,
	2021	2020
	(In Thousands)
Net unrealized gain on securities available for sale	$1,654	$22,482
Tax effect	(411)	(6,541)
Net of tax amount	1,243	15,941

Fair value adjustments on derivatives	1,511	(19,418)
Tax effect	(449)	5,730
Net of tax amount	1,062	(13,688)

Benefit plan adjustments	(1,350)	(1,412)
Tax effect	402	416
Net of tax amount	(948)	(996)

Total accumulated other comprehensive income	$1,357	$1,257

Other comprehensive (loss) income and related tax effects for the three and nine months ended March 31, 2021 and March 31, 2020 are presented in the following table:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
	(In Thousands)		(In Thousands)
Net unrealized holding (loss) gain on securities available for sale	$(22,285)	$3,975	$(20,374)	$11,286

Amortization of net unrealized holding loss on securities available for sale transferred to held to maturity (1)	-	-	-	596

Net realized gain on sale and call of securities available for sale (2)	(18)	(2,234)	(454)	(2,231)

Fair value adjustments on derivatives	15,062	(18,742)	20,929	(20,028)

Benefit plans:
Amortization of actuarial loss	20	4	62	14
Net actuarial gain (3)	-	-	-	471
Net change in benefit plan accrued expense	20	4	62	485

Other comprehensive (loss) income before taxes	(7,221)	(16,997)	163	(9,892)
Tax effect	2,125	4,917	(63)	2,928
Total other comprehensive (loss) income	$(5,096)	$(12,080)	$100	$(6,964)

(1)	Represents amounts reclassified out of accumulated other comprehensive income and included in interest income on taxable securities.
(2)	Represents amounts reclassified out of accumulated other comprehensive income and included in gain on sale of securities on the consolidated statements of income.
(3)	Represents amounts reclassified out of accumulated other comprehensive income and included in the computation of net periodic pension expense. See Note 12 – Benefit Plans for additional information.

16.     REVENUE RECOGNITION

All of the Company’s revenue from contracts with customers within the scope of ASC 606, Revenue from Contracts with Customers, is recognized within non-interest income. The following table presents the Company’s sources of non-interest income for the three and nine months ended March 31, 2021 and 2020.  Sources of revenue outside the scope of ASC 606 are noted as such.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
	(In Thousands)		(In Thousands)
Non-interest income:
Deposit-related fees and charges	$343	$423	$1,077	$1,362
Loan-related fees and charges (1)	982	915	3,220	3,589
Gain on sale and call of securities (1)	18	2,234	454	2,231
Gain on sale of loans (1)	943	565	5,211	1,838
Loss on sale and write down of other real estate owned	-	-	-	(28)
Income from bank owned life insurance (1)	1,530	1,532	4,722	4,688
Electronic banking fees and charges (interchange income)	456	309	1,265	920
Bargain purchase gain (1)	-	-	3,053	-
Other income (1)	1,194	223	1,351	117
Total non-interest income	$5,466	$6,201	$20,353	$14,717

(1)	Not within the scope of ASC 606.

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

Gain (Loss) on Sales of Other Real Estate Owned (“OREO”)

The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. Gain (loss) on the sales of OREO falls within the scope of ASC 606, if the Company finances the transaction.  Under ASC 606, if the Company finances the sale of OREO to the buyer, the Company is required to assess whether the buyer is committed to perform their obligations under the contract and whether the collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. Generally, the Company does not finance the sale of OREO properties.

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

Impact of COVID-19

As the Company’s business is primarily conducted within the states of New Jersey and New York, which have each been significantly impacted by COVID-19, the operations and operating results of the Company have been similarly impacted.

Employee Matters.  As the COVID-19 pandemic has unfolded, and stay-at-home orders were mandated by government officials, many of our non-branch personnel have transitioned to working remotely, and have continued to do so through March 31, 2021. Our information technology infrastructure has afforded us the ability to work remotely with little interruption as we continue to service the needs of our clients. For those essential employees who are unable to work from home, we have provided personal protective equipment, established guidelines to maintain appropriate social distancing and have initiated enhanced cleaning of our facilities to ensure a safe working environment.

Retail Branches.  At the outset of the pandemic we modified our branch hours and access to ensure the safety of our employees and clients. Where possible, branch lobbies were initially transitioned to appointment-only access, with the majority of branch operations being conducted via our drive-up windows. As certain branches did not have drive-up capabilities or suitable alternatives, we temporarily closed certain locations. In the months following, and in accordance with the protocols recommended by the CDC, we have outfitted our branches with protective barriers and continued to provide our staff with personal protective equipment. In addition, we have instituted policies requiring our clients to wear face masks and to adhere to social distancing protocols while visiting our branch locations. As the result of these modifications, as of March 31, 2021, all of our branches had re-opened their lobbies and were fully operational.

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

As of March 31, 2021 and including loans acquired in conjunction with the Company’s acquisition of MSB, we had approximately 35 loans with total outstanding balances of $20.9 million under the PPP.

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

Loan Portfolio.  The government-mandated modification or suspension of certain business conduct or activities and the curtailment of non-essential travel has created an increased level of risk to certain segments of the loan portfolio. Additional disclosures surrounding portfolio-wide loan-to-value ratios for real estate secured loans, exposures to certain loan sectors and non-TDR loan modifications granted under section 4013 of the CARES Act are provided below.

The following table sets forth the composition of our real estate secured loans indicating the loan-to-value, by loan category, at March 31, 2021:

	March 31, 2021
	Balance	LTV
	(In Thousands)
Commercial mortgage loans:
Multi-family mortgage loans	$2,055,396	63%
Nonresidential mortgage loans	1,110,765	55%
Total commercial mortgage loans	3,166,161	60%

One- to four-family residential mortgage	1,323,485	59%

Consumer loans:
Home equity loans	59,721	44%

Total mortgage loans	$4,549,367	60%

The following table identifies our exposure to various loan sectors at March 31, 2021:

	March 31, 2021
	Real-Estate Secured			Non-Real Estate Secured		Total
	# of Loans	Balance	LTV	# of Loans	Balance	# of Loans	Balance
	(Dollars In Thousands)
Hotel	3	$3,841	60%	6	$1,341	9	$5,182
Restaurant	13	7,891	50%	35	4,739	48	12,630
Retail shopping center	126	319,561	55%	2	51	128	319,612
Entertainment & recreation	5	6,653	45%	13	2,933	18	9,586
Wholesale commercial business	-	-	N/A	13	17,930	13	17,930
Wholesale consumer unsecured	-	-	N/A	15	25	15	25
Total	147	$337,946	55%	84	$27,019	231	$364,965

Loan modifications in the table below reflect those loans whose modification includes a deferral that was still in effect at March 31, 2021.  As of March 31, 2021, the Company had active modifications on 32 loans totaling $52.9 million in principal balances, representing 1.10% of total loans.

The following table sets forth the composition of loans with modifications by loan segment as of March 31, 2021:

	March 31, 2021
	# of Loans (1)	Balance	% of Total Loans
	(Dollars In Thousands)
Commercial loans:
Multi-family mortgage loans	7	$29,880	0.62%
Nonresidential mortgage	4	11,641	0.24%
Commercial business	2	2,121	0.04%
Total commercial loans	13	43,642	0.90%

One- to four-family residential mortgage	17	7,788	0.16%

Consumer loans:
Home equity loans	2	1,513	0.03%

Total	32	$52,943	1.10%

Comparison of Financial Condition at March 31, 2021 and June 30, 2020

Executive Summary.  Total assets increased by $599.8 million to $7.36 billion at March 31, 2021 from $6.76 billion at June 30, 2020. As described in greater detail below, the net increase in total assets was due, in part, to the Company’s July 10, 2020 acquisition of MSB. The increase primarily reflected increases in investment securities, net loans receivable and other assets, partially offset by decreases in cash and equivalents and loans held-for-sale.

Investment Securities.  Investment securities available for sale increased by $393.3 million, to $1.78 billion at March 31, 2021, from $1.39 billion at June 30, 2020. The net increase in the portfolio during the nine months ended March 31, 2021 reflected security purchases totaling $865.2 million. The net increase in the portfolio was partially offset by security sales totaling $44.4 million, $410.1 million in principal repayment, net of premium amortization and discount accretion, and a $20.8 million decrease in the fair value of the portfolio to a net unrealized gain of $1.7 million. Also included in this increase were securities acquired from MSB with fair values of $3.5 million at the time of acquisition.

Investment securities held to maturity decreased by $5.4 million to $27.2 million at March 31, 2021 from $32.6 million at June 30, 2020. This decrease was attributable to principal repayment, net of discount accretion and premium amortization.

Additional information regarding investment securities as of those dates is presented in Note 6 to the unaudited consolidated financial statements.

Loans Held-for-Sale. Loans held-for-sale totaled $5.2 million at March 31, 2021 as compared to $20.8 million at June 30, 2020 and are reported separately from the balance of net loans receivable. During the nine months ended March 31, 2021, $265.3 million of residential mortgage loans were sold, resulting in net gains on sale of $4.9 million.

Net Loans Receivable.  Net loans receivable increased by $273.4 million to $4.73 billion at March 31, 2021 from $4.46 billion at June 30, 2020. Included in this increase were loans with fair values totaling $530.2 million that were acquired in conjunction with the acquisition of MSB. Partially offsetting this increase was a net decrease in non-acquired loans which resulted, in part, from elevated levels of loan prepayment activity, largely concentrated within the one- to four-family residential portfolio, and a decrease of $48.0 million in PPP loan balances. Detail regarding the changes in the loan portfolio is presented below:

	March 31,	June 30,	Increase/
	2021	2020	(Decrease)
	(In Thousands)
Commercial loans:
Multi-family mortgage	$2,055,396	$2,059,568	$(4,172)
Nonresidential mortgage	1,110,765	960,853	149,912
Commercial business	183,181	138,788	44,393
Construction	95,533	20,961	74,572
Total commercial loans	3,444,875	3,180,170	264,705

One- to four-family residential mortgage	1,323,485	1,273,022	50,463

Consumer loans:
Home equity loans	59,721	82,920	(23,199)
Other consumer	3,445	3,991	(546)
Total consumer	63,166	86,911	(23,745)

Total loans	4,831,526	4,540,103	291,423

Unaccreted yield adjustments	(33,287)	(41,706)	8,419
Allowance for credit losses	(63,762)	(37,327)	(26,435)

Net loans receivable	$4,734,477	$4,461,070	$273,407

Commercial loan origination volume for the nine months ended March 31, 2021 totaled $371.4 million, which comprised $258.7 million of commercial mortgage loan originations, $79.2 million of commercial business loan originations and construction loan disbursements of $33.5 million. Commercial loan originations for the period were augmented by the funding of purchased loans totaling $21.6 million. Additionally, in conjunction with the acquisition of MSB, the Company acquired commercial loans with fair values totaling approximately $389.3 million. At March 31, 2021, the balance of commercial loans included PPP loans totaling $20.9 million.

One- to four-family residential mortgage loan origination volume for the nine months ended March 31, 2021, excluding loans held-for-sale, totaled $352.9 million and was augmented with the funding of purchased loans totaling $13.0 million. Home equity loan and line of credit origination volume for the same period totaled $11.5 million. Additionally, in conjunction with the acquisition of MSB, the Company acquired one- to four-family residential mortgage loans and home equity loans and lines of credit with fair values totaling approximately $121.7 million and $19.1 million, respectively.

Additional information about the Company’s loans at March 31, 2021 and June 30, 2020 is presented in Note 7 to the unaudited consolidated financial statements.

Nonperforming Loans and TDRs.  Nonperforming loans increased by $34.7 million to $71.4 million, or 1.49% of total loans at March 31, 2021, from $36.7 million, or 0.82% of total loans at June 30, 2020. Included in this increase were $10.4 million of non-performing loans acquired from MSB, whose fair values at acquisition reflected various levels of impairment. Non-performing loans at March 31, 2021 did not include $54.9 million of performing PCD loans acquired from MSB.

TDRs are loans where the Company has modified the contractual terms of the loan as a result of the financial condition of the borrower. Subsequent to their modification, TDRs are placed on non-accrual until such time as satisfactory payment performance has been demonstrated, at which time the loan may be returned to accrual status. As noted above, based on Section 4013 of the CARES Act, the 2021 Consolidated Appropriations Act and related regulatory guidance promulgated by federal banking regulators, qualifying loan modifications, including short-term payment deferrals, are not considered to be TDRs. At March 31, 2021, the Company had accruing TDRs totaling $7.9 million, a decrease of $539,000 from $8.4 million at June 30, 2020. At March 31, 2021, the Company had non-accrual TDRs totaling $11.3 million, a decrease of $1.8 million from $13.1 million at June 30, 2020.

Additional information about the Company’s nonperforming loans at March 31, 2021 and June 30, 2020 is presented in Note 7 to the unaudited consolidated financial statements.

Allowance for Credit Losses (“ACL”). At March 31, 2021, the ACL totaled $63.8 million, or 1.32% of total loans, reflecting an increase of $26.4 million from $37.3 million, or 0.82% of total loans, at June 30, 2020. This increase resulted from the adoption of CECL, which increased the ACL for loans receivable by $19.6 million, the establishment of an ACL for loans acquired from MSB totaling $9.0 million and an increase in the portion of the ACL attributable to loans individually evaluated for impairment. This increase was partially offset by a reduction in ACL attributable to the effects of a decrease in the overall balance of the portion of the loan portfolio that was collectively evaluated for impairment and net charge-offs.

See Note 1 to the unaudited consolidated financial statements regarding the process and methodology employed to estimate the ACL.  Additional information about the ACL at March 31, 2021 and June 30, 2020 is presented in Note 8 to the unaudited consolidated financial statements.

Other Assets.  The aggregate balance of other assets, including premises and equipment, FHLB stock, interest receivable, goodwill, core deposit intangibles, bank owned life insurance, deferred income taxes, OREO and other assets, increased by $26.1 million to $703.2 million at March 31, 2021 from $677.1 million at June 30, 2020.

The increase in other assets primarily reflected the impact of the MSB acquisition through which the Company acquired other assets with fair values totaling $34.1 million. The increase in other assets was partially offset by a decrease in the balance of FHLB stock during the nine months ended March 31, 2021.

The remaining increases and decreases in other assets for the nine months ended March 31, 2021 generally reflected normal operating fluctuations in their respective balances.

Deposits.  Total deposits increased by $944.2 million to $5.37 billion at March 31, 2021 from $4.43 billion at June 30, 2020.  The increase in deposits reflected the impact of the MSB acquisition through which the Company assumed deposits with fair values totaling $460.2 million coupled with organic growth in deposits of $484.0 million. The following table sets forth the distribution of total deposits, by type, at the dates indicated:

	March 31,	June 30,
	2021	2020	Increase
	(In Thousands)
Non-interest-bearing deposits	$545,746	$419,138	$126,608

Interest-bearing deposits:
Interest-bearing demand	1,923,184	1,264,151	659,033
Savings	1,105,481	906,597	198,884
Certificates of deposit	1,800,041	1,840,396	(40,355)
Interest-bearing deposits	4,828,706	4,011,144	817,562
Total deposits	$5,374,452	$4,430,282	$944,170

Additional information about the Company’s deposits at March 31, 2021 and June 30, 2020 is presented in Note 9 to the unaudited consolidated financial statements.

Borrowings.  The balance of borrowings decreased by $307.4 million to $865.8 million at March 31, 2021 from $1.17 billion at June 30, 2020 and reflected the repayment of maturing FHLB advances totaling $275.0 million, the pre-payment of FHLB advances totaling $27.0 million and a decrease in depositor sweep accounts totaling $5.7 million. In conjunction with the acquisition of MSB, the Company assumed overnight FHLB advances with fair values totaling $62.9 million, which were immediately repaid.

Additional information about the Company’s borrowings at March 31, 2021 and June 30, 2020 is presented in Note 10 to the unaudited consolidated financial statements.

Other Liabilities.  The balance of other liabilities, including advance payments by borrowers for taxes and other miscellaneous liabilities, decreased by $16.6 million to $54.0 million at March 31, 2021 from $70.6 million at June 30, 2020. The change in the balance of other liabilities reflected the adoption of CECL, as noted above. At adoption the Company increased its ACL by $536,000 for unfunded loan commitments while also recording a provision for ACL of $730,000 during the nine months ended March 31, 2021. The change in other liabilities also reflected a $16.9 million decrease in the fair value of the Company’s outstanding liability derivatives positions. The remaining change generally reflected normal operating fluctuations in the balances of other liabilities during the period.

Stockholders’ Equity.  Stockholders’ equity decreased by $20.4 million to $1.06 billion at March 31, 2021 from $1.08 billion at June 30, 2020. The decrease in stockholders’ equity during the nine months ended March 31, 2021 largely reflected share repurchases totaling $80.6 million, cash dividends totaling $20.8 million and a $14.2 million cumulative effect adjustment related to the adoption of CECL, partially offset by the issuance of $45.1 million of capital stock in conjunction with the acquisition of MSB and net income of $44.8 million.

Book value per share increased by $0.02 to $12.98 at March 31, 2021 while tangible book value per share decreased by $0.03 to $10.36 at March 31, 2021.

In March 2019 the Company announced its fourth stock repurchase plan which authorized the repurchase of 9,218,324 shares, or 10%, of the outstanding shares as of that date. On March 25, 2020, that plan was temporarily suspended due to the risks and uncertainties associated with the COVID-19 pandemic. On October 19, 2020, the Company announced the resumption of that plan which had, as of that date, 761,030 shares of common stock remained to be repurchased. In addition, the Company announced the approval of a fifth repurchase plan totaling 4,475,523 shares, or 5% of the Company’s then outstanding common stock which was implemented upon the completion of the fourth stock repurchase plan. On January 22, 2021, the Company announced the completion of its fifth stock repurchase plan and the authorization of a sixth stock repurchase plan to repurchase up to 4,210,520 shares, or 5% of the shares then outstanding.

During the nine months ended March 31, 2021, the Company repurchased a total of 7,535,253 shares of its common stock which were repurchased in conjunction with the Company’s fourth, fifth and sixth repurchase plans. Such shares were repurchased at a total cost of $80.6 million and at an average cost of $10.69 per share.

Including shares previously repurchased, the shares associated with the fourth repurchase plan were repurchased at a total cost of $117.9 million and at an average cost of $12.79 per share. The Company fully repurchased shares associated with the Company’s fifth share repurchase plan during the quarter ended March 31, 2021, such shares were repurchased at a total cost of $46.9 million and at an average cost of $10.48 per share. The shares repurchased related to the Company’s sixth share repurchase plan were repurchased at a total cost of $26.9 million and at an average cost of $11.69 per share.

Comparison of Operating Results for the Quarter ended March 31, 2021 and March 31, 2020

Net Income.  Net income for the quarter ended March 31, 2021 was $16.4 million, or $0.20 per diluted share, compared to $9.3 million, or $0.11 per diluted share for the quarter ended March 31, 2020. The increase in net income reflected an increase in net interest income and a decrease in the provision for credit losses, partially offset by a decrease in non-interest income, an increase in non-interest expense and an increase in income tax expense.

Net Interest Income.  Net interest income increased by $10.0 million to $47.6 million for the quarter ended March 31, 2021. The increase between the comparative periods resulted from a decrease of $10.5 million in interest expense partially offset by a decrease of $463,000 in interest income.

The decrease in interest expense for the quarter ended March 31, 2021, reflected an 86 basis points decrease in the average cost of interest-bearing liabilities to 0.75%, partially offset by a $435.5 million increase in the average balance of interest-bearing liabilities to $5.69 billion. For the same period, interest expense on deposits decreased by $8.1 million to $6.7 million and was attributable to a 94 basis points decrease in the cost of interest-bearing deposits, partially offset by an $865.5 million increase in their average balance. For the quarter ended March 31, 2021, interest expense on borrowings decreased by $2.4 million to $4.0 million and was attributable to a decrease of $430.0 million in the average balance of borrowings coupled with a 13 basis points decrease in their cost.

The decrease in interest income of $463,000 reflected a 38 basis points decrease in the yield on the average balance of interest-earning assets to 3.46% that was partially offset by an increase to their average balance of $616.7 million to $6.73 billion. Interest income on loans increased by $2.7 million to $49.3 million for the quarter ended March 31, 2021 and was primarily attributable to a $312.6 million increase in the average balance of loans to $4.82 billion. For the same period, the average yield on loans decreased five basis points to 4.09%. The decrease in interest income on interest-earning assets, excluding loans, was due to decreases in interest income on taxable securities, tax-exempt securities and other interest-earning assets.

Net interest spread increased by 48 basis points to 2.71% for the quarter ended March 31, 2021, from 2.23% for the quarter ended March 31, 2020. Net interest margin increased 37 basis points to 2.83%, from 2.46%, for the same comparative periods. The increase in spread and margin was the result of a decrease in the average cost of interest-bearing liabilities that was partially offset by a decrease in the average yield on interest-earning assets.

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

	For the Quarter Ended March 31,
	2021				2020
	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$4,816,592		$49,307	4.09%	$4,503,996		$46,603	4.14%
Taxable investment securities (2)	1,674,223		7,891	1.89	1,406,973		10,526	2.99
Tax-exempt securities (2)	73,573		410	2.23	101,771		547	2.15
Other interest-earning assets (3)	169,291		705	1.67	104,241		1,100	4.22
Total interest-earning assets	6,733,679		58,313	3.46	6,116,981		58,776	3.84
Non-interest-earning assets	617,440				598,335
Total assets	$7,351,119				$6,715,316

Interest-bearing liabilities:
Interest-bearing demand	$1,831,617		$1,558	0.34	$1,112,080		$3,251	1.17
Savings	1,084,981		557	0.21	838,501		1,782	0.85
Certificates of deposit	1,904,234		4,555	0.96	2,004,785		9,735	1.94
Total interest-bearing deposits	4,820,832		6,670	0.55	3,955,366		14,768	1.49
Borrowings	865,690		4,012	1.85	1,295,699		6,398	1.98
Total interest-bearing liabilities	5,686,522		10,682	0.75	5,251,065		21,166	1.61
Non-interest-bearing liabilities (4)	582,036				372,986
Total liabilities	6,268,558				5,624,051
Stockholders' equity	1,082,561				1,091,265
Total liabilities and stockholders' equity	$7,351,119				$6,715,316

Net interest income			$47,631				$37,610
Interest rate spread (5)				2.71%				2.23%
Net interest margin (6)				2.83%				2.46%
Ratio of interest-earning assets to interest-bearing liabilities	1.18	X			1.16	X

(1)

Loans held-for-sale and non-accruing loans have been included in loans receivable and the effect of such inclusion was not material. Allowance for credit losses has been included in non-interest-earning assets.

(2)	Fair value adjustments have been excluded in the balances of interest-earning assets.
(3)	Includes interest-bearing deposits at other banks and FHLB of New York capital stock.
(4)	Includes average balances of non-interest-bearing deposits of $525,018,000 and $317,530,000, for the quarter ended March 31, 2021, and 2020, respectively.
(5)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Provision for Credit Losses.  For the quarter ended March 31, 2021 the provision for credit losses decreased by $5.2 million to $1.1 million compared to $6.3 million for the quarter ended March 31, 2020. The decrease in the provision between comparative periods was largely attributable to increases in qualitative factors associated with the impact of COVID-19 on economic conditions and an increase in the outstanding balance of the loan portfolio that was collectively evaluated for impairment during the prior comparative period. Also contributing to the change in the level of provision during the quarter was an increase in reserves on individually evaluated loans of $4.2 million, partially offset by a release of reserves within the one- to four-family residential segments, reflecting the improving credit risk outlook for that asset class.

The increase in reserves on individually evaluated loans, noted above, was largely attributable to two non-performing commercial real estate loans, with principal balances totaling $9.8 million, secured by properties located in New York City.

Additional information regarding the allowance for credit losses and the associated provisions recognized during the quarter ended March 31, 2021 and 2020 is presented in Note 8 to the unaudited consolidated financial statements as well as the Comparison of Financial Condition at March 31, 2021 and June 30, 2020.

Non-Interest Income.  Non-interest income decreased by $735,000 to $5.5 million for the quarter ended March 31, 2021.

Gain on sale and call of securities reflected a net gain of $18,000 during the quarter ended March 31, 2021 compared to a net gain of $2.2 million, recorded during the earlier comparative period. The gain recorded in the earlier comparative period was related to the Company’s execution of a wholesale restructuring transaction.

Gain on sale of loans increased by $378,000 to $943,000 for the quarter ended March 31, 2021. The increase in loan sale gains largely reflected an increase in the average net price, between comparative periods, at which such loans were sold, partially offset by a decrease in the volume of loans originated and sold.

Other non-interest income increased by $971,000 to $1.2 million for the quarter ended March 31, 2021. The increase primarily reflected $239,000 of referral fees related to PPP loans and $837,000 of non-recurring gains on asset disposals recognized in the current period for which no such gains were recorded in the prior comparative period.

The remaining changes in the other components of non-interest income between comparative periods generally reflected normal operating fluctuations within those line items.

Non-Interest Expense. Total non-interest expense increased by $1.8 million to $29.8 million for the quarter ended March 31, 2021.

Salaries and employee benefits increased by $1.4 million to $17.0 million for the quarter ended March 31, 2021. This increase reflected additional salary and payroll tax expense associated with employees retained in conjunction with the MSB acquisition and new hires, who were largely concentrated within the lending and retail banking lines of business, coupled with an increase in incentive compensation expense. These increases were partially offset by decreases in medical and stock benefit plan expense.

Net occupancy expense of premises increased by $748,000 to $3.4 million for the quarter ended March 31, 2021. This increase was largely attributable to ongoing operating expense associated with the addition of four office locations and the acquisition of five office locations from MSB. Partially offsetting these increases were expense reductions associated with the consolidation of multiple office locations during the period.

Equipment and systems expense increased by $1.2 million to $3.8 million for the quarter ended March 31, 2021. This increase was largely attributable to increases in equipment, technology infrastructure, core processing and electronic banking delivery channel expense associated with the Company’s growth in clients and accounts, a portion of which was attributable to the acquisition of MSB. This increase was also attributable to non-recurring core processing expense reductions totaling $500,000 that were recorded in the prior comparative period, and were associated with the re-negotiation of the Company’s core processing contract.

Advertising and marketing expense decreased by $45,000 to $567,000 for the quarter ended March 31, 2021.  This decrease largely reflected changes in advertising expense across a variety of advertising formats reflecting normal fluctuations in the timing of certain campaigns supporting our loan and deposit growth initiatives.

FDIC insurance premiums totaled $488,000 for the quarter ended March 31, 2021 for which no comparable expense was recorded during the prior comparative period. No expense was recorded in the prior comparative period as a result of credits available to the Bank under the FDIC’s Small Bank Assessment Credit program.

Merger-related expenses, associated with the Company’s acquisition of MSB, totaled $285,000 for the quarter ended March 31, 2020 for which no such costs were recorded in the current period.

Debt extinguishment expenses totaled $2.2 million for the quarter ended March 31, 2020 and were related to the Company’s execution of a wholesale restructuring transaction, for which no such expense was recorded in the current period.

Other non-interest expense increased by $448,000 to $3.8 million for the quarter ended March 31, 2021. The increase in other expense during the quarter was primarily attributable to a non-recurring asset impairment charge of $375,000 related to a branch consolidation and resulting closure and $207,000 of credit loss expense for off-balance sheet exposures.

Provision for Income Taxes.  Provision for income taxes increased by $5.5 million to $5.7 million for the quarter ended March 31, 2021, from $225,000 for the quarter ended March 31, 2020.

The increase in income tax expense largely reflected a $1.6 million reduction in income tax expense that was recorded in the prior comparative period, which was attributable to the carryback of net operating losses into prior periods. Also recorded during the prior comparative period, the Company reversed valuation allowances totaling $591,000 which were associated with capital loss carryforwards and were determined to be realizable due to the sale of investment securities at the Bank’s New Jersey investment company subsidiary. Finally, a higher level of pre-tax net income, as compared to the prior period, resulted in a higher provision for income tax expense.

Effective tax rates for the quarter ended March 31, 2021 and March 31, 2020 were 25.9% and 2.4% which, in relation to statutory income tax rates, reflected the effects of recurring sources of tax-favored income included in pre-tax income as well as the impact of various non-recurring items noted above. The effective tax rate for the prior comparative period was primarily driven by a reduction of income tax expense attributable to the carryback of net operating losses and the reversal of valuation allowances, as discussed above.

Comparison of Operating Results for the Nine Months ended March 31, 2021 and March 31, 2020

Net Income.  Net income for the nine months ended March 31, 2021 was $44.8 million, or $0.53 per diluted share, compared to $31.3 million, or $0.38 per diluted share for the nine months ended March 31, 2020. The increase in net income reflected increases in net interest income and non-interest income and a decrease in the provision for credit losses that was partially offset by increases in non-interest expense and income tax expense. Net income for the nine months ended March 31, 2021 also reflected various non-recurring items recognized in conjunction with the Company’s acquisition of MSB.

Net Interest Income.  Net interest income increased by $27.4 million to $136.3 million for the nine months ended March 31, 2021. The increase between the comparative periods resulted from a decrease of $25.7 million in interest expense and an increase of $1.7 million in interest income.

The decrease in interest expense for the nine months ended March 31, 2021, reflected a 75 basis points decrease in the average cost of interest-bearing liabilities to 0.97%, partially offset by a $476.5 million increase in the average balance of interest-bearing liabilities to $5.66 billion. For the same period, interest expense on deposits decreased by $20.0 million to $26.4 million and was attributable to an 83 basis points decrease in the cost of interest-bearing deposits partially offset by a $747.1 million increase in their average balance. For the nine months ended March 31, 2021, interest expense on borrowings decreased by $5.7 million to $14.9 million and was attributable to a decrease of $270.6 million in the average balance of borrowings coupled with an 18 basis points decrease in their cost.

The increase in interest income of $1.7 million reflected an increase to the average balance of interest-earning assets of $641.1 million to $6.71 billion, partially offset by a 33 basis points decrease in their yield to 3.53%. Interest income on loans increased by $10.1 million to $151.0 million for the nine months ended March 31, 2021 and was primarily attributable to a $313.2 million increase in the average balance of loans to $4.88 billion. For the same period, the average yield on loans increased one basis point to 4.12%. The decrease in interest income on interest-earning assets, excluding loans, was due to decreases in interest income on taxable securities, tax-exempt securities and other interest-earning assets.

Net interest spread increased by 42 basis points to 2.56% for the nine months ended March 31, 2021, from 2.14% for the nine months ended March 31, 2020. Net interest margin increased 32 basis points to 2.71%, from 2.39%, for the same comparative periods. The increase in spread and margin reflected a decrease in the average cost of interest-bearing liabilities that was partially offset by a decrease in the average yield on interest-earning assets.

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

	For the Nine Months Ended March 31,
	2021				2020
	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$4,882,529		$150,953	4.12%	$4,569,341		$140,811	4.11%
Taxable investment securities (2)	1,521,839		22,934	2.01	1,265,871		29,552	3.11
Tax-exempt securities (2)	78,442		1,297	2.20	118,828		1,906	2.14
Other interest-earning assets (3)	228,075		2,406	1.41	115,764		3,588	4.13
Total interest-earning assets	6,710,885		177,590	3.53	6,069,804		175,857	3.86
Non-interest-earning assets	624,644				591,611
Total assets	$7,335,529				$6,661,415

Interest-bearing liabilities:
Interest-bearing demand	$1,658,437		$5,727	0.46	$992,261		$9,304	1.25
Savings	1,049,655		2,874	0.37	817,025		4,964	0.81
Certificates of deposit	1,930,970		17,778	1.23	2,082,677		32,145	2.06
Total interest-bearing deposits	4,639,062		26,379	0.76	3,891,963		46,413	1.59
Borrowings	1,020,472		14,865	1.94	1,291,045		20,540	2.12
Total interest-bearing liabilities	5,659,534		41,244	0.97	5,183,008		66,953	1.72
Non-interest-bearing liabilities (4)	572,249				375,792
Total liabilities	6,231,783				5,558,800
Stockholders' equity	1,103,746				1,102,615
Total liabilities and stockholders' equity	$7,335,529				$6,661,415

Net interest income			$136,346				$108,904
Interest rate spread (5)				2.56%				2.14%
Net interest margin (6)				2.71%				2.39%
Ratio of interest-earning assets to interest-bearing liabilities	1.19	X			1.17	X

(1)

Loans held-for-sale and non-accruing loans have been included in loans receivable and the effect of such inclusion was not material. Allowance for credit losses has been included in non-interest-earning assets.

(2)	Fair value adjustments have been excluded in the balances of interest-earning assets.
(3)	Includes interest-bearing deposits at other banks and FHLB of New York capital stock.
(4)	Includes average balances of non-interest-bearing deposits of $502,046,000 and $319,451,000, for the nine months ended March 31, 2021, and 2020, respectively.
(5)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Provision for Credit Losses.  The provision for credit losses decreased by $203,000 to $3.8 million for the nine months ended March 31, 2021 compared to $4.0 million for the nine months ended March 31, 2020. The level of provision for the nine months ended March 31, 2021 was largely attributable to $5.1 million of provision expense on non-PCD loans acquired in connection with the acquisition of MSB, an increase of $5.7 million in reserves on individually evaluated loans, partially offset by a release of reserves within the one- to four-family residential segments, reflecting the improving credit risk outlook for that asset class and provision for credit loss reversals associated with a decline in balances of loans collectively evaluated for impairment. By comparison, the level of provision for the nine months ended March 31, 2020 was attributable to increases in qualitative factors associated with the economic impact of COVID-19 and a decrease in the outstanding balance of the loan portfolio that was collectively evaluated for impairment.

The increase in reserves on individually evaluated loans, noted above, was largely attributable to two non-performing commercial real estate loans, with principal balances totaling $9.8 million, secured by properties located in New York City.

Additional information regarding the allowance for credit losses and the associated provisions recognized during the nine months ended March 31, 2021 and 2020 is presented in Note 8 to the unaudited consolidated financial statements as well as the Comparison of Financial Condition at March 31, 2021 and June 30, 2020.

Non-Interest Income.  Non-interest income increased by $5.6 million to $20.4 million for the nine months ended March 31, 2021.

Fees and service charges decreased by $654,000 to $4.3 million for the nine months ended March 31, 2021. The decrease primarily reflected a decrease in loan-related fees attributable to a decrease in commercial loan prepayment activity.

Gain on sale and call of securities reflected a net gain of $454,000 during the nine months ended March 31, 2021 compared to a net gain of $2.2 million, recorded during the earlier comparative period. The gain recorded in the prior comparative period was related to the Company’s execution of a wholesale restructuring transaction.

Gain on sale of loans increased by $3.4 million to $5.2 million for the nine months ended March 31, 2021. The increase in loan sale gains reflected an increase in the volume of loans originated and sold between comparative periods coupled with an increase in the average net price at which such loans were sold. The increase for the nine months ended March 31, 2021 also included gains recognized on the sale of $43.6 million of PPP loans, which resulted in a gain on sale of $352,000.

The Company recognized a net loss of $28,000 related to the write down and sale of OREO during the nine months ended March 31, 2020, while there was no such loss recorded during the current period.

Bargain purchase gain, recognized in conjunction with the acquisition of MSB, totaled $3.1 million for the nine months ended March 31, 2021. There was no such gain recorded in the prior comparable period.

Other non-interest income increased by $1.2 million to $1.4 million for the nine months ended March 31, 2021. The increase primarily reflected $239,000 of referral fees related to PPP loans and $837,000 of non-recurring gains on asset disposals recognized in the current period and $342,000 of non-recurring losses on asset disposals recognized in the prior comparative period.

The remaining changes in the other components of non-interest income between comparative periods generally reflected normal operating fluctuations within those line items.

Non-Interest Expense. Non-interest expense increased by $13.2 million to $93.9 million for the nine months ended March 31, 2021.

Salaries and employee benefits expense increased by $4.5 million to $51.0 million for the nine months ended March 31, 2021.  This increase reflected additional salary and payroll tax expense associated with employees retained in conjunction with the MSB acquisition and new hires, who were largely concentrated within the lending and retail banking lines of business. These increases were partially offset by decreases in employee severance, ESOP expense and stock benefit plan expense.

Net occupancy expense of premises increased by $939,000 to $9.7 million for the nine months ended March 31, 2021. This increase was largely attributable to the ongoing operating expenses associated with the owned and leased office facilities acquired by the Company in conjunction with the MSB acquisition coupled with an increase of $441,000 in snow removal expense. The change in net occupancy expense also reflected $517,000 of lease termination costs incurred in the prior comparative period for which no such costs were recorded in the current period.

Equipment and systems expense increased by $2.5 million to $11.3 million for the nine months ended March 31, 2021. This increase was largely attributable to increases in equipment, technology infrastructure, core processing and electronic banking delivery channel expense associated with the Company’s growth in clients and accounts, a portion of which was attributable to the acquisition of MSB. This increase was also attributable to non-recurring core processing expense reductions totaling $500,000 that were recorded in the prior comparative period, and were associated with the re-negotiation of the Company’s core processing contract.

Advertising and marketing expense decreased by $457,000 to $1.6 million for the nine months ended March 31, 2021.  This decrease largely reflected changes in advertising expense across a variety of advertising formats reflecting normal fluctuations in the timing of certain campaigns supporting our loan and deposit growth initiatives.

FDIC insurance premiums totaled $1.5 million for the nine months ended March 31, 2021 for which no comparable expense was recorded during the prior comparative period. No expense was recorded in the prior comparative period as a result of credits available to the Bank under the FDIC’s Small Bank Assessment Credit program.

Merger-related expenses, associated with the Company’s acquisition of MSB, increased by $3.8 million to $4.3 million for the nine months ended March 31, 2021.

Debt extinguishment expenses totaled $796,000 for the nine months ended March 31, 2021 which was related to the pre-payment of FHLB borrowings. By comparison, debt extinguishment expenses totaled $2.2 million for the nine months ended March 31, 2020 and were related to the Company’s execution of a wholesale restructuring transaction.

Other expense increased by $1.8 million to $11.5 million for the nine months ended March 31, 2021. The increase in other expense was primarily attributable to non-recurring items recorded in both comparative periods. For the nine months ended March 31, 2021 asset impairment charges of $722,000, related to a branch closures, was recognized as was $729,000 of credit loss expense for off-balance sheet exposures required in connection with the Company’s adoption of CECL. For the nine months ended March 31, 2020 the recovery of an asset write-down totaling $288,000 was recorded.

Provision for Income Taxes.  Provision for income taxes increased by $6.6 million to $14.2 million for the nine months ended March 31, 2021, from $7.6 million for the nine months ended March 31, 2020.

The increase in income tax expense largely reflected a $1.6 million reduction in income tax expense that was recorded in the prior comparative period, which was attributable to the carryback of net operating losses into prior periods. Also recorded during the prior comparative period, the Company reversed valuation allowances totaling $591,000 which were associated with capital loss carryforwards and were determined to be realizable due to the sale of investment securities at the Bank’s New Jersey investment company subsidiary.  Finally, a higher level of pre-tax net income, as compared to the prior period, resulted in a higher provision for income tax expense.

The effects of a higher level of pre-tax net income was partially offset by the reversal of valuation allowances totaling $535,000 which was associated with the realization of a capital loss carryforward during the period.

Effective tax rates for the nine months ended March 31, 2021 and March 31, 2020 were 24.1% and 19.5%, respectively. The effective tax rate for the nine months ended March 31, 2021 reflected the effects of various non-recurring items recorded in conjunction with the Company’s acquisition of MSB, including non-deductible merger related expenses, which were partially offset by a non-taxable bargain purchase gain. In addition, the effective tax rate for the nine months ended March 31, 2021 further reflected the effects of the reversal of valuation allowances recognized during the period, as discussed above. The effective tax rate for the prior comparative period was primarily driven by a reduction of income tax expense attributable to the carryback of net operating losses, as discussed above.

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

Liquidity, at March 31, 2021, included $109.0 million of short-term cash and equivalents supplemented by $1.78 billion of investment securities classified as available for sale. In addition, as of March 31, 2021, the Company had the capacity to borrow additional funds totaling $1.81 billion and $257.0 million, without pledging additional collateral, from the FHLB of New York and FRB, respectively. The Company also had the capacity to borrow, as of March 31, 2021, $615.0 million of additional funds, on an unsecured basis, via lines of credit established with other financial institutions.

At March 31, 2021, the Company had outstanding commitments to originate and purchase loans totaling approximately $256.7 million while such commitments totaled $45.6 million at June 30, 2020. As of those same dates, the Company’s pipeline of loans held for sale included $22.1 million and $127.2 million of loans in process whose terms included interest rate locks to borrowers that were paired with a non-binding, best-efforts, commitment to sell the loan to a buyer at a fixed price and within a predetermined timeframe after the sale commitment is established.

Construction loans in process and unused lines of credit were $75.3 million and $180.5 million, respectively, at March 31, 2021 compared to $17.0 million and $82.5 million, respectively, at June 30, 2020. The Company is also subject to the contingent liabilities resulting from letters of credit whose outstanding balances totaled $689,000 and $217,000 at March 31, 2021 and June 30, 2020, respectively.

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

Deposits increased $944.2 million to $5.37 billion at March 31, 2021 from $4.43 billion at June 30, 2020.  The increase in deposit balances reflected an $817.6 million increase in interest-bearing deposits coupled with a $126.6 million increase in non-interest-bearing deposits. Borrowings from the FHLB of New York and other sources are generally available to supplement the Bank’s liquidity position or to replace maturing deposits. As of March 31, 2021, the Bank’s outstanding balance of FHLB advances, excluding fair value adjustments, totaled $867.5 million.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of March 31, 2021, the Company and the Bank exceeded all capital requirements of federal banking regulators.

The following table sets forth the Bank’s capital position at March 31, 2021 and June 30, 2020, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At March 31, 2021
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$807,658	18.12%	$356,678	8.00%	$445,848	10.00%
Tier 1 capital (to risk-weighted assets)	769,007	17.25%	267,509	6.00%	356,678	8.00%
Common equity tier 1 capital (to risk-weighted assets)	769,007	17.25%	200,631	4.50%	289,801	6.50%
Tier 1 capital (to adjusted total assets)	769,007	10.81%	284,660	4.00%	355,825	5.00%

	At June 30, 2020
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$816,577	21.38%	$305,562	8.00%	$381,953	10.00%
Tier 1 capital (to risk-weighted assets)	779,250	20.40%	229,172	6.00%	305,562	8.00%
Common equity tier 1 capital (to risk-weighted assets)	779,250	20.40%	171,879	4.50%	248,269	6.50%
Tier 1 capital (to adjusted total assets)	779,250	11.95%	260,893	4.00%	326,116	5.00%

The following table sets forth the Company’s capital position at March 31, 2021 and June 30, 2020, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At March 31, 2021
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$903,110	20.18%	$358,018	8.00%
Tier 1 capital (to risk-weighted assets)	864,459	19.32%	268,513	6.00%
Common equity tier 1 capital (to risk-weighted assets)	864,459	19.32%	201,385	4.50%
Tier 1 capital (to adjusted total assets)	864,459	12.12%	285,393	4.00%

	At June 30, 2020
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$906,058	23.61%	$306,958	8.00%
Tier 1 capital (to risk-weighted assets)	868,731	22.64%	230,219	6.00%
Common equity tier 1 capital (to risk-weighted assets)	868,731	22.64%	172,664	4.50%
Tier 1 capital (to adjusted total assets)	868,731	13.27%	261,783	4.00%

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

Off-Balance Sheet Arrangements

In the normal course of our business of investing in loans and securities we are a party to financial instruments with off-balance-sheet risk.  These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to extend credit to meet the financing needs of our customers. We had no significant off-balance sheet commitments for capital expenditures as of March 31, 2021.

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

We maintain an Asset/Liability Management (“ALM”) program in order manage our interest rate risk. The program is overseen by the Board of Directors through its Interest Rate Risk Management Committee which has assigned the responsibility for the operational aspects of the ALM program to our Asset/Liability Management Committee (“ALCO”). The ALCO is a management committee comprising the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Lending Officer, Chief Credit Officer, Chief Banking Officer, Chief Risk Officer and Treasurer/Chief Investment Officer. Additional members of our management team may be asked to participate on the ALCO, as appropriate.

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

For both earnings and capital at risk our interest rate risk analysis calculates a base case scenario that assumes no change in interest rates. The model then measures changes throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve up and down 100, 200 and 300 basis points with additional scenarios modeled where appropriate. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates. The relatively low level of interest rates prevalent at March 31, 2021 and June 30, 2020 precluded the modeling of certain falling rate scenarios.

The following tables present the results of our internal EVE analysis as of March 31, 2021 and June 30, 2020, respectively:

	March 31, 2021
	Economic Value of Equity ("EVE")			EVE as a % of Present Value of Assets
Change in Interest Rates	$ Amount of EVE	$ Change in EVE	% Change in EVE	EVE Ratio	Change in EVE Ratio
	(Dollars in Thousands)
+300 bps	1,081,732	(133,502)	(11)%	16.31%	(56)	bps
+200 bps	1,136,072	(79,162)	(7)%	16.65%	(22)	bps
+100 bps	1,188,829	(26,405)	(2)%	16.93%	6	bps
0 bps	1,215,234	-	-	16.87%	-
-100 bps	1,124,639	(90,595)	(8)%	15.42%	(145)	bps

	June 30, 2020
	Economic Value of Equity ("EVE")			EVE as a % of Present Value of Assets
Change in Interest Rates	$ Amount of EVE	$ Change in EVE	% Change in EVE	EVE Ratio	Change in EVE Ratio
	(Dollars in Thousands)
+300 bps	961,579	11,882	1%	15.57%	113	bps
+200 bps	988,278	38,581	4%	15.61%	117	bps
+100 bps	988,410	38,713	4%	15.28%	84	bps
0 bps	949,697	-	-	14.44%	-
-100 bps	829,775	(119,922)	(13)%	12.60%	(184)	bps

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

The following tables present the results of our internal NII analysis as of March 31, 2021 and June 30, 2020, respectively:

			March 31, 2021
			Net Interest Income ("NII")
Change in Interest Rates	Balance Sheet Composition	Measurement Period	$ Amount of NII	$ Change in NII	% Change in NII
			(Dollars In Thousands)
+300 bps	Static	One Year	$177,268	$(15,221)	(7.91)%
+200 bps	Static	One Year	183,053	(9,436)	(4.90)
+100 bps	Static	One Year	188,541	(3,948)	(2.05)
0 bps	Static	One Year	192,489	-	-
-100 bps	Static	One Year	184,032	(8,457)	(4.39)

			June 30, 2020
			Net Interest Income ("NII")
Change in Interest Rates	Balance Sheet Composition	Measurement Period	$ Amount of NII	$ Change in NII	% Change in NII
			(Dollars In Thousands)
+300 bps	Static	One Year	$146,062	$(9,010)	(5.81)%
+200 bps	Static	One Year	150,502	(4,570)	(2.95)
+100 bps	Static	One Year	154,612	(460)	(0.30)
0 bps	Static	One Year	155,072	-	-
-100 bps	Static	One Year	162,070	6,998	4.51

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

During the quarter ended March 31, 2021, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	Legal Proceedings

At March 31, 2021, neither the Company nor the Bank were involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

ITEM 1A.	Risk Factors

There have been no material changes to the Risk Factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2020, previously filed with the Securities and Exchange Commission.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES:

The following table reports information regarding repurchases of the Company’s common stock during the quarter ended March 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2021	727,864	$10.99	727,864	4,210,520
February 1-28, 2021	1,108,700	$10.91	1,108,700	3,101,820
March 1-31, 2021	1,190,000	$12.41	1,190,000	1,911,820

Total	3,026,564	$11.52	3,026,564	1,911,820

On October 19, 2020, the Company announced the resumption of its fourth stock repurchase plan and completed that plan during the quarter ended December 31, 2020. Also on October 19, 2020, the Company announced the authorization of a fifth stock repurchase plan totaling 4,475,523 shares, or 5% of the shares then outstanding.

On January 22, 2021, the Company announced the completion of its fifth stock repurchase plan and the authorization of a sixth stock repurchase plan to repurchase up to 4,210,520 shares, or 5% of the shares then outstanding. This current plan has no expiration date.

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
101

The following materials from the Company’s Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

KEARNY FINANCIAL CORP.

Date: May 7, 2021	By:	/s/ Craig L. Montanaro
Craig L. Montanaro
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2021	By:	/s/ Keith Suchodolski
Keith Suchodolski
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)