Form 10-K
period 2021-06-30
Kearny Financial Corp.
filed 2021-08-27
CIK 1617242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2021

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

The aggregate market value of the voting and non-voting common equity held by non‑affiliates of the Registrant on December 31, 2020 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $815.8 million.  Solely for purposes of this calculation, shares held by directors, executive officers and greater than 10% stockholders are treated as shares held by affiliates.

As of August 20, 2021 there were outstanding 77,004,871 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the definitive Proxy Statement for the Registrant’s 2021 Annual Meeting of Stockholders. (Part III)

KEARNY FINANCIAL CORP.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 30, 2021

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	the COVID-19 pandemic may continue to adversely impact the local and national economy and our business and results of operations may continue to be adversely affected;
•	general economic conditions, either nationally or in our market areas, that are worse than expected;
•	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
•	our ability to access cost-effective funding;
•	fluctuations in real estate values and both residential and commercial real estate market conditions;
•	demand for loans and deposits in our market area;
•	our ability to implement changes in our business strategies;
•	competition among depository and other financial institutions;
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
•

our ability to successfully integrate any assets, liabilities, clients, systems and management personnel we have acquired or may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

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

The Company’s primary business is the ownership and operation of the Bank. The Bank is principally engaged in the business of attracting deposits from the general public in New Jersey and New York and using these deposits, together with other funds, to originate or purchase loans for its portfolio and for sale into the secondary market. Our loan portfolio is primarily comprised of loans collateralized by commercial and residential real estate augmented by secured and unsecured loans to businesses and consumers. We also maintain a portfolio of investment securities, primarily comprised of U.S. agency mortgage-backed securities, bank-qualified municipal obligations, corporate bonds, asset-backed securities, collateralized loan obligations and subordinated debt.

We operate from our administrative headquarters in Fairfield, New Jersey and other administrative locations throughout the state of New Jersey. As of June 30, 2021, we had 48 branch offices. The Company maintains a website at www.kearnybank.com.  We make available through that website, free of charge, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports and proxy materials as soon as is reasonably practicable after the Company electronically files those materials with, or furnishes them to, the Securities and Exchange Commission. You may access these materials by following the links under “Investor Relations” under the “Financial Information” tab at the Company’s website. Information on the Company’s website is not and should not be considered a part of this Annual Report on Form 10-K.

Acquisition of MSB Financial Corp. (“MSB”)

On July 10, 2020, the Company completed its acquisition of MSB and its subsidiary, Millington Bank. In accordance with the merger agreement, approximately $9.8 million in cash and 5,853,811 shares of Company common stock were distributed to former MSB shareholders in exchange for their shares of MSB common stock. As a result of the merger, the Company acquired loans with fair values totaling $530.2 million, assumed deposits with fair values totaling $460.2 million and acquired four branch offices located in Somerset and Morris counties. The application of the acquisition method of accounting resulted in the recognition of bargain purchase gain of $3.1 million and a core deposit intangible of $690,000.

COVID-19 Pandemic

As the Company’s business is primarily conducted within the states of New Jersey and New York, which have each been significantly impacted by COVID-19, the operations of the Company have been similarly impacted. We continue to monitor developments related to COVID-19, including, but not limited to, its impact on our employees, clients, communities and results of operations.

Employee Matters. As the COVID-19 pandemic initially unfolded, and stay-at-home orders were mandated by government officials, many of our non-branch personnel transitioned to working remotely or in a hybrid-remote environment. Through June 30, 2021 many of our non-branch personnel have continued to work in a hybrid-remote fashion. Our information technology infrastructure has afforded us the ability to work remotely with little interruption as we continue to service the needs of our clients. For those essential employees who are unable to work from home, we have provided personal protective equipment and have established procedures and guidelines to ensure a safe working environment.

Retail Branches. At the outset of the pandemic we modified our branch hours and access to ensure the safety of our employees and clients. Where possible, branch lobbies were initially transitioned to appointment-only access, with the majority of branch operations being conducted via our drive-up windows. As certain branches did not have drive-up capabilities or suitable alternatives, we temporarily closed certain locations. In the months following, and in accordance with the protocols recommended by the Centers for Disease Control and Prevention (“CDC”), we have outfitted our branches with protective barriers and continued to provide our staff with personal protective equipment. As of June 30, 2021, all of our branches were fully operational.

CARES Act, Paycheck Protection Program and Health Care Enhancement Act (“PPP Enhancement Act”).  On March 27, 2020, the CARES Act was signed into law. Among the more significant components of the CARES Act, as it pertains to the Company, was the creation of the Paycheck Protection Program (“PPP”), the modification of rules and regulations surrounding troubled debt restructured loans (“TDRs”) and modifications to the tax code to allow for the carryback of net operating losses.

The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program. As part of this program the SBA guarantees 100% of the PPP loans made to eligible borrowers. As a qualified SBA lender, the Bank is automatically authorized to originate PPP loans. On April 16, 2020, the original authorization of $349 billion in funding for the PPP was exhausted. On April 23, 2020, the PPP Enhancement Act was signed into law and provided an additional $310 billion in funding for the PPP program. As of June 30, 2021 we had approximately 15 loans with total outstanding balances of $10.2 million under the PPP.

Based on Section 4013 of the CARES Act, the 2021 Consolidated Appropriations Act and related regulatory guidance promulgated by federal banking regulators, qualifying loan modifications, including short-term payment deferrals, are not considered to be TDRs. Additional information regarding loans modified in accordance with this guidance is provided in the tables below.

2021 Consolidated Appropriations Act. The 2021 Consolidated Appropriations Act was signed into law on December 27, 2020.  The $900 billion relief package includes legislation that extends certain relief provisions of the CARES Act that were set to expire on December 31, 2020. This legislation extends this relief to the earlier of 60 days after the national emergency declared by the President is terminated or January 1, 2022.

Business Strategy

In recent years we have evolved our business model from that of a traditional thrift into that of a full-service community bank. This evolution has been accomplished by growing our commercial loans and deposits, expanding our product and service offerings, de-novo branching and the acquisition of other financial institutions. During this time, our strategy has been largely focused on profitably deploying capital and enhancing earnings through a variety of balance sheet growth and diversification strategies. The key components of our business strategy are as follows:

•	Maintain Robust Capital and Liquidity Levels

As demonstrated by the June 30, 2021 Tier 1 Leverage ratios of the Company and the Bank of 11.76% and 10.23%, respectively, we currently maintain, and plan to continue to maintain, capital levels in excess of regulatory minimums and internal capital adequacy guidelines.

In addition to our robust capital levels, we maintain significant sources of both on- and off-balance sheet liquidity and plan to continue to do so.  At June 30, 2021, our liquid assets included $67.9 million of short-term cash and equivalents supplemented by $1.68 billion of investment securities classified as available for sale which can be readily sold or pledged as collateral, if necessary. In addition, we had the capacity to borrow additional funds totaling $651.0 million via unsecured lines of credit and $2.13 billion and $233.1 million, without pledging additional collateral, from the Federal Home Loan Bank of New York and Federal Reserve Bank, respectively.

•	Grow and Diversify Our Retail Non-Maturity Deposits

We plan to continue to focus on growing and diversifying our retail non-maturity deposit base with an emphasis on growth in core non-maturity deposits and, in particular, non-interest bearing deposits. During fiscal 2021, excluding acquired balances, we successfully grew core non-maturity deposits by $712.5 million and anticipate that the balance of non-maturity deposits will continue to increase in fiscal 2022.

•	Grow and Diversify Our Loan Portfolio

We plan to continue focusing on growing and diversifying our loan portfolio with a particular emphasis on growth in commercial real estate, commercial business and commercial construction loan segments. Our focus, as it relates to new loan originations, will continue to be on high quality loans with strong sponsors and favorable credit metrics.

•	Leverage Our Residential Mortgage Banking Infrastructure

We plan to continue to leverage our mortgage banking infrastructure to support the origination of residential mortgage loans for sale into the secondary market and to supplement our loan growth initiatives. We anticipate that residential mortgage loan origination and sale activity will continue to support long-term growth in our non-interest income, while also serving to help manage the Company’s exposure to interest rate risk through the sale of longer-duration, fixed-rate loans into the secondary market.

•	Optimize Our Branch Network

At June 30, 2021, we had a total of 48 branches. We plan to selectively evaluate branch network expansion opportunities while continuing to place strategic emphasis on leveraging the opportunities to increase market share and expand the depth and breadth of client relationships within our existing branches.

We also plan to continue to evaluate and optimize the performance of our existing branch network through additional branch consolidations, where appropriate. Such efforts will take into consideration historical branch profitability, market demographic trajectory, geographic proximity of consolidating branches and the expected impact on the Bank’s clients and communities served.

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

In recognition of the ongoing evolution of our business towards digital channels we have invested significant human resources and capital towards enhancing both our internal and client-facing technology systems. Our ongoing technology transformation will impact nearly every area of the Company including the residential and commercial lending functions, retail deposit gathering, risk management and back office operations. We continually strive to enhance our digital banking services which allow us to serve our clients’ needs in an omnichannel environment.

Market Area. At June 30, 2021, our primary market area consisted of the counties in which we currently operate branches, including Bergen, Essex, Hudson, Middlesex, Monmouth, Morris, Ocean, Passaic, Somerset and Union counties in New Jersey and Kings (Brooklyn) and Richmond (Staten Island) counties in New York. Our lending is concentrated in these markets and our predominant sources of deposits are the communities in which our offices are located as well as the neighboring communities. Our acquisition of Millington Bank on July 10, 2020 enabled us to enhance our New Jersey market area by newly expanding into Somerset county while expanding upon our existing presence in Morris county.

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

Lending Activities

General. Our loan portfolio is comprised of multi-family loans, nonresidential real estate loans, commercial business loans, construction loans, one- to four-family residential mortgage loans, home equity loans and lines of credit and consumer loans. In recent years our lending strategies have placed increasing emphasis on the origination of commercial loans.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the total portfolio at the dates indicated.

	At June 30,
	2021		2020		2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars In Thousands)
Commercial loans:
Multi-family	$2,039,260	41.79%	$2,059,568	45.36%	$1,946,391	41.14%	$1,758,584	38.50%	$1,412,575	43.57%
Nonresidential	1,079,444	22.12	960,853	21.16	1,258,869	26.61	1,302,961	28.52	1,085,064	33.46
Commercial business	168,951	3.46	138,788	3.06	65,763	1.39	85,825	1.88	74,471	2.30
Construction	93,804	1.92	20,961	0.46	13,907	0.29	23,271	0.51	3,815	0.12
One- to four-family residential mortgage loans	1,447,721	29.66	1,273,022	28.04	1,344,044	28.41	1,297,453	28.40	567,323	17.50
Consumer loans:
Home equity loans and lines of credit	47,871	0.98	82,920	1.83	96,165	2.03	90,761	1.99	82,822	2.55
Other consumer loans	3,259	0.07	3,991	0.09	5,814	0.13	9,060	0.20	16,383	0.50
Total loans	4,880,310	100.00%	4,540,103	100.00%	4,730,953	100.00%	4,567,915	100.00%	3,242,453	100.00%
Less:
Allowance for credit losses	58,165		37,327		33,274		30,865		29,286
Unaccreted (unamortized) yield adjustments	28,916		41,706		52,025		66,567		(2,808)
Total adjustments	87,081		79,033		85,299		97,432		26,478

Total loans, net	$4,793,229		$4,461,070		$4,645,654		$4,470,483		$3,215,975

The following table sets forth the composition of our real estate secured loans indicating the loan-to-value (“LTV”), by loan category, at June 30, 2021:

	June 30, 2021
	Balance	LTV
	(In Thousands)
Commercial mortgage loans:
Multi-family mortgage loans	$2,039,260	64%
Nonresidential mortgage loans	1,079,444	54%
Construction loans	93,804	61%
Total commercial mortgage loans	3,212,508	61%

One- to four-family residential mortgage	1,447,721	59%

Consumer loans:
Home equity loans	47,871	47%

Total real estate secured loans	$4,708,100	60%

Loan Maturity Schedule. The following table sets forth the maturities of our loan portfolio at June 30, 2021. Demand loans, loans having no stated maturity and overdrafts are shown as due in one year or less. Loans are stated in the following table at contractual maturity and actual maturities could differ due to prepayments.

	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Amounts due:
Within one year	$63,264	$54,314	$77,362	$44,459	$3,849	$333	$1,106	$244,687
After one year:
1 to 3 years	191,516	159,869	26,726	37,399	14,635	2,144	456	432,745
3 to 5 years	341,456	148,991	25,339	1,125	23,682	3,249	105	543,947
5 to 10 years	1,248,498	506,915	32,924	-	122,330	12,952	43	1,923,662
10 to 15 years	90,236	65,217	2,350	-	175,277	15,516	5	348,601
Over 15 years	104,290	144,138	4,250	10,821	1,107,948	13,677	1,544	1,386,668
Total due after one year	1,975,996	1,025,130	91,589	49,345	1,443,872	47,538	2,153	4,635,623

Total amount due	$2,039,260	$1,079,444	$168,951	$93,804	$1,447,721	$47,871	$3,259	$4,880,310

The following table shows the dollar amount of loans as of June 30, 2021 due after June 30, 2022 according to rate type and loan category:

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)
Commercial loans:
Multi-family	$855,553	$1,120,443	$1,975,996
Nonresidential	411,953	613,177	1,025,130
Commercial business	48,569	43,020	91,589
Construction	7,026	42,319	49,345
One- to four-family residential mortgage loans	1,247,938	195,934	1,443,872
Consumer loans:
Home equity loans and lines of credit	21,460	26,078	47,538
Other consumer loans	847	1,306	2,153

Total loans	$2,593,346	$2,042,277	$4,635,623

Multi-Family and Nonresidential Real Estate Mortgage Loans. At June 30, 2021, multi-family loans totaled $2.04 billion, or 41.8% of our loan portfolio, while nonresidential loans totaled $1.08 billion, or 22.1% of our loan portfolio. We originate commercial mortgage loans on a variety of multi-family and nonresidential property types, including loans on mixed-use properties which combine residential and commercial space. We originated approximately $352.5 million of multi-family and nonresidential real estate mortgages during the year ended June 30, 2021, compared to $258.5 million during the year ended June 30, 2020. Supplementing our organic originations were loan purchases and participations totaling $21.4 million during the year ended June 30, 2021, compared to $55.5 million during the year ended June 30, 2020. Additionally, in conjunction with our acquisition of MSB we acquired multi-family and nonresidential real estate mortgage loans with fair values totaling approximately $231.0 million.

We generally offer fixed-rate and adjustable-rate balloon mortgage loans on multi-family and non-residential properties with final stated maturities ranging from five to fifteen years with amortization terms which generally range from 15 to 30 years. Our commercial mortgage loans are primarily secured by properties located in New Jersey, New York and the surrounding states.

Commercial Business (C&I) Loans. At June 30, 2021, commercial business loans totaled $169.0 million, or 3.5% of our loan portfolio. We originate commercial term loans and lines of credit to a variety of clients in our market area. Included within our business loan products are loans originated through the SBA in which Kearny Bank participates as a Preferred Lender. We originated approximately $104.6 million of commercial business loans during the year ended June 30, 2021, of which $4.0 million were originated under the SBA PPP program. By comparison, we originated approximately $108.5 million during the year ended June 30, 2020, of which $69.7 million were originated under the SBA PPP program. Additionally, in conjunction with our acquisition of MSB we acquired C&I loans with fair values totaling approximately $103.9 million. Our non-SBA commercial term loans generally have terms of up to 10 years. Our commercial lines of credit have terms of up to one year and are generally floating-rate loans.

During the year ended June 30, 2021, we sold $43.6 million of PPP loans. At June 30, 2021, the balance of commercial business loans included PPP loans totaling $10.2 million.

Supplementing our organic origination of commercial business loans was the funding of wholesale commercial business loan participations totaling $251,000 and $2.7 million for the years ended June 30, 2021 and 2020, respectively. During fiscal 2018 we opted to discontinue the purchase of wholesale commercial business loan participations and thus all of the wholesale commercial business loans funded during fiscal 2021 and 2020 were comprised of advances on previously committed lines of credit. Our outstanding balance of wholesale commercial business loan participations totaled $11.9 million and $20.8 million at June 30, 2021 and 2020, respectively.

Construction Lending. At June 30, 2021, construction loans totaled $93.8 million, or 1.9% of our loan portfolio. Our construction lending includes loans to individuals, builders or developers for the construction or renovation of one- to four-family residences or for the construction of commercial real estate or multi-family residential buildings. In conjunction with our acquisition of MSB we acquired construction loans with fair values totaling approximately $48.2 million.

During the year ended June 30, 2021, construction loan disbursements were $50.4 million compared to $7.2 million during the year ended June 30, 2020. Construction loan disbursements, including construction loans acquired from MSB, outpaced repayments during fiscal 2021 resulting in the reported net increase in the outstanding balance of this segment of the loan portfolio.

Construction borrowers must hold title to the land free and clear of any liens. Financing for construction loans is limited to 80% of the anticipated appraised value of the completed property. Disbursements are made in accordance with inspection reports by our approved appraisal firms. Terms of financing are generally limited to one year with an interest rate tied to the prime rate and may include a premium of one or more points. In some cases, we convert a construction loan to a permanent mortgage loan upon completion of construction. We have no formal limits as to the number of projects a builder has under construction or development and make a case-by-case determination on loans to builders and developers who have multiple projects under development.

One- to Four-Family First Mortgage Loans Held in Portfolio. At June 30, 2021, one- to four-family mortgage loans totaled $1.45 billion, or 29.7% of our loan portfolio. Our portfolio lending activities include the origination of one- to four-family first mortgage loans, of which approximately $1.35 billion, or 93.1%, are secured by properties located within New Jersey and New York as of June 30, 2021 with the remaining $99.5 million, or 6.9%, secured by properties in other states.

During the year ended June 30, 2021, we originated $553.2 million of one- to four-family first mortgage portfolio loans compared to $197.8 million in the year ended June 30, 2020. To supplement portfolio loan originations, we also purchased one- to four-family first mortgages totaling $60.1 million during the year ended June 30, 2021 compared to $15.0 million during the year ended June 30, 2020. Additionally, in conjunction with our acquisition of MSB, we acquired one- to four-family first mortgage loans with fair values totaling approximately $132.5 million.

The fixed-rate residential mortgage loans that we originate for portfolio generally meet the secondary mortgage market standards of the Federal Home Loan Mortgage Corporation (“Freddie Mac”). In addition, we offer a first-time homebuyer program which provides financial incentives for persons who have not previously owned real estate and are purchasing a one- to four-family property in our primary lending area for use as a primary residence. This program is also available outside these areas, but only to persons who are existing deposit or loan clients of Kearny Bank and/or members of their immediate families.

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

Our mortgage banking business strategy resulted in the recognition of $5.1 million in gains associated with the sale of $285.4 million of mortgage loans held for sale during the year ended June 30, 2021. As of that date, an additional $16.5 million of loans were held and committed for sale into the secondary market.

Home Equity Loans and Lines of Credit. At June 30, 2021, home equity loans and lines of credit totaled $47.9 million, or 1.0% of our loan portfolio. Our home equity loans are fixed-rate loans for terms of generally up to 20 years. We also offer fixed-rate and adjustable-rate home equity lines of credit with terms of up to 20 years. During the year ended June 30, 2021, we originated $15.8 million of home equity loans and home equity lines of credit compared to $16.4 million in the year ended June 30, 2020. However, repayments of home equity loans and lines of credit generally outpaced origination volume and acquired loans during fiscal 2021, resulting in a net decrease in the outstanding balance of this segment of the loan portfolio. Additionally, in conjunction with our acquisition of MSB we acquired home equity loans and home equity lines of credit with fair values totaling approximately $14.1 million.

Other Consumer Loans. Our consumer loan portfolio includes unsecured overdraft lines of credit and personal loans as well as loans secured by savings accounts and certificates of deposit on deposit with the Bank. The balance of consumer loans at June 30, 2021 primarily include $3.0 million of loans fully secured by savings accounts or certificates of deposit held by the Bank and $262,000 of other unsecured consumer loans. We will generally lend up to 90% of the account balance on a loan secured by a savings account or certificate of deposit.

Loans to One Borrower. New Jersey law generally limits the amount that a savings bank may lend to a single borrower and related entities to 15% of the institution’s capital funds. Accordingly, as of June 30, 2021, our legal loans to one borrower limit was approximately $114.3 million.

Notwithstanding regulatory limitations regarding loans to one borrower, the Bank has established a more conservative set of internal thresholds that further limit our lending exposure to any single borrower or set of borrowers affiliated by common ownership.

At June 30, 2021, our largest single borrower had an aggregate outstanding loan balance of approximately $48.5 million comprising one commercial mortgage loan and four multi-family mortgage loans. Our second largest single borrower had an aggregate outstanding loan balance of approximately $48.2 million comprising six multi-family mortgage loans. At June 30, 2021, these lending relationships were current and performing in accordance with the terms of their loan agreements.

Loan Originations, Purchases, Sales, Solicitation and Processing. The following table shows the principal balances of portfolio loans originated, purchased, acquired and repaid during the periods indicated:

	For the Years Ended June 30,
	2021	2020	2019
	(In Thousands)
Loan originations: (1)
Commercial loans:
Multi-family	$256,223	$193,158	$352,208
Nonresidential	96,238	65,357	85,077
Commercial business	104,628	108,546	21,856
Construction	50,382	7,192	8,478
One- to four-family residential mortgage loans	553,194	197,825	106,883
Consumer loans:
Home equity loans and lines of credit	15,804	16,396	33,757
Other consumer loans	1,227	1,312	2,274
Total loan originations	1,077,696	589,786	610,533
Loan purchases:
Commercial loans:
Multi-family	-	2,500	35,000
Nonresidential	21,351	53,043	33,625
Commercial business	251	2,671	2,732
One- to four-family residential mortgage loans	60,105	15,048	95,454
Total loan purchases	81,707	73,262	166,811
Loans acquired from MSB (2)	530,693	-	-
Loan sales: (1)
Commercial business	(44,450)	(470)	(867)
Total loans sold	(44,450)	(470)	(867)

Loan repayments	(1,311,576)	(849,249)	(612,622)
Increase (decrease) due to other items	(1,911)	2,087	11,316

Net increase in loan portfolio	$332,159	$(184,584)	$175,171

(1)	Excludes origination and sales of one- to four-family mortgage loans held for sale.
(2)	For information on loans acquired in the MSB acquisition, see Note 3 to the audited consolidated financial statements.

Additional information about the Company’s loans is presented in Note 5 to the audited consolidated financial statements.

Loan Approval Procedures and Authority. Senior management recommends, and the Board of Directors approves, our lending policies and loan approval limits. The Bank’s Loan Committee consists of the Chief Executive Officer, Chief Lending Officer, Chief Credit Officer, Chief Risk Officer, Director of Residential Lending, Director of Commercial Real Estate Lending, Director of Commercial & Industrial (C&I) Lending and Special Assets Manager. Loans which exceed certain thresholds, as defined within our policies, are submitted to the Bank’s Loan Committee and/or Board of Directors for approval.

Asset Quality

Collection Procedures on Delinquent Loans. We regularly monitor the payment status of all loans within our portfolio and promptly initiate collection efforts on past due loans in accordance with applicable policies and procedures. Delinquent borrowers are notified when a loan is 30 days past due. If the delinquency continues, subsequent efforts are made to contact the delinquent borrower and additional collection notices are sent. All reasonable attempts are made to collect from borrowers prior to referral to an attorney for collection. However, when a residential loan is 120 days delinquent and a commercial loan is 90 days delinquent, it is our general practice to refer it to an attorney for repossession, foreclosure or other form of collection action, as appropriate. In certain instances, we may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize their financial affairs as we attempt to work with the borrower to establish a repayment schedule to cure the delinquency.

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

The following table presents our past due loans by type and by amount as of the dates indicated:

	Past Due Loans For
	30-59 Days	60-89 Days	90 Days and Over	Total
At June 30, 2021	(In Thousands)
Multi-family	$-	$-	$16,094	$16,094
Nonresidential	-	-	32,891	32,891
Commercial business	-	-	401	401
Construction	-	-	-	-
One- to four-family residential mortgage loans	382	2,734	5,104	8,220
Home equity loans and lines of credit	6	5	32	43
Other consumer loans	1	-	-	1
Total	$389	$2,739	$54,522	$57,650

At June 30, 2020
Nonresidential	$-	$14,478	$4,661	$19,139
Commercial business	-	-	349	349
One- to four-family residential mortgage loans	3,211	1,038	4,506	8,755
Home equity loans and lines of credit	169	13	380	562
Other consumer loans	-	5	5	10
Total	$3,380	$15,534	$9,901	$28,815

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

Purchased Credit Deteriorated Loans (“PCD”). Loans acquired in a business combination after July 1, 2020 are recorded in accordance with ASC Topic 326, after which acquired loans are separated into two types. PCD loans are acquired loans that, as of the acquisition date, have experienced a more-than-insignificant deterioration in credit quality since origination. Non-PCD loans are acquired loans that have experienced no or insignificant deterioration in credit quality since origination. To distinguish between the two types of acquired loans, the Company evaluates risk characteristics that have been determined to be indicators of deteriorated credit quality. The determining criteria may involve loan specific characteristics such as payment status, debt service coverage or other changes in creditworthiness since the loan was originated, while others are relevant to recent economic conditions, such as borrowers in industries impacted by the pandemic. As part of the acquisition of MSB, the Company acquired loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The Company acquired PCD loans with a par value of $69.4 million and an allowance for credit losses of $3.9 million in its acquisition of MSB. Additional information about the Company’s PCD loans is presented in Note 5 to the audited consolidated financial statements.

Nonperforming Assets. The following table provides information regarding our nonperforming assets which are comprised of nonaccrual loans, accruing loans 90 days or more past due and other real estate owned:

	At June 30,
	2021	2020	2019	2018	2017
	(Dollars In Thousands)
Nonaccrual loans:
Commercial loans:
Multi-family	$18,526	$2,962	$70	$116	$158
Nonresidential	37,187	23,936	8,900	5,340	5,720
Commercial business	912	592	469	1,238	2,634
Construction	2,228	-	-	-	255
One- to four-family residential mortgage loans	19,170	8,359	9,943	9,192	8,790
Consumer loans:
Home equity loans and lines of credit	1,744	842	866	913	1,241
Total nonaccrual loans (1)	79,767	36,691	20,248	16,799	18,798
Accruing loans 90 days or more past due:
Other consumer loans	-	5	22	60	74
Total accruing loans 90 days or more past due	-	5	22	60	74
Total nonperforming loans	79,767	36,696	20,270	16,859	18,872
Other real estate owned	178	178	-	725	1,632
Total nonperforming assets	$79,945	$36,874	$20,270	$17,584	$20,504
Total nonperforming loans to total loans	1.64%	0.82%	0.43%	0.37%	0.58%
Total nonperforming loans to total assets	1.10%	0.54%	0.31%	0.26%	0.39%
Total nonperforming assets to total assets	1.10%	0.55%	0.31%	0.27%	0.43%

(1)	TDRs on accrual status not included above totaled $6.2 million, $8.4 million, $4.3 million, $3.5 million and $2.5 million at June 30, 2021, 2020, 2019, 2018 and 2017, respectively.

Total nonperforming assets increased by $43.0 million to $79.9 million at June 30, 2021 from $36.9 million at June 30, 2020. For those same comparative periods, the number of nonperforming loans increased to 113 loans from 70 loans while there was one property in other real estate owned at June 30, 2021 and June 30, 2020, respectively. Included in the increase in nonperforming assets were $14.4 million of non-performing loans acquired from MSB, whose fair values at acquisition reflected various levels of impairment. Non-performing loans at June 30, 2021 did not include $51.8 million of performing PCD loans acquired from MSB.

At June 30, 2021, 2020, and 2019, Kearny Bank had loans with aggregate outstanding balances totaling $17.8 million, $21.5 million and $15.1 million, respectively, reported as troubled debt restructurings.

Loan Review System. We maintain a loan review system consisting of several related functions including, but not limited to, classification of assets, calculation of the allowance for credit losses, independent credit file review as well as internal audit and lending compliance reviews. We utilize both internal and external resources, where appropriate, to perform the various loan review functions, all of which operate in accordance with a scope and frequency determined by senior management and the Audit and Compliance Committee of the Board of Directors.

As one component of our loan review system we engage a third-party firm which specializes in loan review and analysis functions. As part of their review process, our third-party review firm compares their review results with their client base to evaluate our risk assessment among our peers. This firm assists senior management and the Board of Directors in identifying potential credit weaknesses; in reviewing and confirming risk ratings or adverse classifications internally ascribed to loans by management; in identifying relevant trends that affect the collectability of the portfolio and identifying segments of the portfolio that are potential problem areas; in verifying the appropriateness of the allowance for credit losses; in evaluating the activities of lending personnel including compliance with lending policies and the quality of their loan approval, monitoring and risk assessment; and by providing an objective assessment of the overall quality of the loan portfolio. Currently, third-party loan reviews are being conducted quarterly and include non-performing loans as well as samples of performing loans of varying types within our portfolio.

In addition, our loan review system includes functions performed by internal audit and compliance personnel. Internal audit resources perform credit review functions similar to those of our third-party firm in addition to assessing the adequacy of, and adherence to, internal credit policies, regulatory guidance to policies and procedures and loan administration procedures. Our compliance resources monitor adherence to relevant lending-related and consumer protection-related laws and regulations.

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

Additional information about our classification of assets is presented in Note 5 to the audited consolidated financial statements.

The following table discloses our designation of certain loans as special mention or adversely classified during each of the five years presented:

	At June 30,
	2021	2020	2019	2018	2017
	(In Thousands)
Special mention	$84,981	$9,187	$5,681	$592	$2,594
Substandard	95,394	46,069	27,822	28,752	29,428
Doubtful	516	1	1	1	3
Total classified loans	$180,891	$55,257	$33,504	$29,345	$32,025

At June 30, 2021, 29 loans were classified as Special Mention and 152 loans were classified as Substandard. As of that same date, 45 loans were classified as Doubtful.

Individually Evaluated Loans. On a case-by-case basis, we may conclude that a loan should be evaluated on an individual basis based on its disparate risk characteristics. When we determine that a loan no longer shares similar risk characteristics with other loans in the portfolio, the allowance will be determined on an individual basis using the present value of expected cash flows or, for collateral-dependent loans, the fair value of the collateral as of the reporting date, less estimated selling costs, as applicable. If the fair value of the collateral is less than the amortized cost basis of the loan, we will charge off the difference between the fair value of the collateral, less costs to sell at the reporting date and the amortized cost basis of the loan.

Allowance for Credit Losses - Loans

On July 1, 2020, the Company adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which replaced the incurred loss methodology with an expected loss methodology, referred to as the “CECL” methodology. See Note 1, Summary of Significant Accounting Policies for additional information on the adoption of Topic 326. Amounts reported prior to the adoption of ASU 2016-13, continue to be reported in accordance with previously applicable GAAP.

A description of our methodology in establishing our allowance for credit losses is set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Allowance for Credit Losses”.

Additional information about our allowance for credit losses is also presented in Note 6 to the audited consolidated financial statements.

Our allowance for credit losses is maintained at a level necessary to cover lifetime expected credit losses in financial assets at the balance sheet date. The following table sets forth information with respect to activity in the allowance for credit losses for the periods indicated:

	For the Years Ended June 30,
	2021	2020	2019	2018	2017
	(Dollars in Thousands)
Allowance balance (at beginning of period)	$37,327	$33,274	$30,865	$29,286	$24,229
Charge offs:
Nonresidential	(80)	-	(54)	(45)	(149)
Commercial business	(1,446)	(50)	(861)	(145)	(221)
One- to four-family residential mortgage loans	(13)	-	(83)	(521)	(76)
Home equity loans and lines of credit	(32)	-	-	(18)	(96)
Other consumer loans	(41)	(139)	(285)	(829)	(849)
Total charge offs:	(1,612)	(189)	(1,283)	(1,558)	(1,391)
Recoveries:
Nonresidential	-	10	6	-	-
Commercial business	17	2	47	90	727
One- to four-family residential mortgage loans	4	-	-	172	256
Home equity loans and lines of credit	-	-	-	65	16
Other consumer loans	9	33	83	104	68
Total recoveries:	30	45	136	431	1,067
Net charge offs:	(1,582)	(144)	(1,147)	(1,127)	(324)
(Reversal of) provision for credit losses	(1,121)	4,197	3,556	2,706	5,381
Impact of adopting Topic 326	19,640	-	-	-	-
Initial allowance on PCD loans	3,901	-	-	-	-
Allowance balance (at end of period)	$58,165	$37,327	$33,274	$30,865	$29,286
Total loans outstanding	$4,880,310	$4,540,103	$4,730,953	$4,567,915	$3,242,453
Average loans outstanding	$4,866,436	$4,568,816	$4,669,436	$3,577,598	$2,955,686
Allowance for credit losses as a percent of total loans outstanding	1.19%	0.82%	0.70%	0.68%	0.90%
Net loan charge-offs as a percent of average loans outstanding	0.03%	0.00%	0.02%	0.03%	0.01%
Allowance for credit losses to non-performing loans	72.92%	101.72%	164.15%	183.08%	155.18%

Allocation of Allowance for Credit Losses on Loans. The following table sets forth the allocation of the allowance for credit losses by loan category and the percent of loans in each category to total net loans receivable at the dates indicated. The allowance for credit losses allocated to each category is the estimated amount considered necessary to cover lifetime expected credit losses inherent in any particular category as of the balance sheet date and does not restrict the use of the allowance to absorb losses in other categories. For periods prior to 2021, the allowance for credit losses represented management’s best estimate of inherent losses that had been incurred within the existing portfolio of loans.

	At June 30,
	2021		2020		2019		2018		2017
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars In Thousands)
At end of period allocated to:
Commercial loans:
Multi-family	$28,450	48.91%	$20,916	56.03%	$16,959	50.96%	$14,946	48.42%	$13,941	43.57%
Nonresidential	16,243	27.93	8,763	23.48	9,672	29.07	9,787	31.71	9,939	33.46
Commercial business	2,086	3.59	1,926	5.16	2,467	7.41	2,552	8.27	1,709	2.30
Construction	1,170	2.01	236	0.63	136	0.41	258	0.84	35	0.12
One- to four-family residential mortgage loans	9,747	16.76	4,860	13.02	3,377	10.15	2,479	8.03	2,384	17.50
Consumer loans:
Home equity loans and lines of credit	433	0.74	568	1.52	491	1.48	430	1.39	501	2.55
Other consumer loans	36	0.06	58	0.16	172	0.52	413	1.34	777	0.50
Total	$58,165	100.00%	$37,327	100.00%	$33,274	100.00%	$30,865	100.00%	$29,286	100.00%

At June 30, 2021, the allowance for credit losses totaled $58.2 million, or 1.19% of total loans, reflecting an increase of $20.9 million from $37.3 million, or 0.82% of total loans, at June 30, 2020. This increase resulted from the adoption of CECL, which increased the ACL for loans receivable by $19.6 million, the establishment of an ACL for loans acquired from MSB totaling $9.0 million and an increase in the portion of the ACL attributable to loans individually evaluated for impairment. This increase was partially offset by a reduction in ACL attributable to the effects of a decrease in the overall balance of the portion of the loan portfolio that was collectively evaluated for impairment and net charge-offs.

Our loan portfolio experienced an annualized net charge-off rate of 0.03% for the year ended June 30, 2021, an increase of three basis points from the 0.00% rate for the year ended June 30, 2020.

An overview of the balances and activity within the allowance for credit losses during the prior fiscal year ended June 30, 2020 can be found in our Annual Report on Form 10-K for the year ended June 30, 2020, filed with the SEC on August 28, 2020.

The ACL at June 30, 2021 is maintained at a level that is management’s best estimate of lifetime expected credit losses inherent in loans at the balance sheet date. The ACL is subject to estimates and assumptions that are susceptible to significant revisions as more information becomes available and as events or conditions effecting individual borrowers and the marketplace as a whole change over time. Additions to the allowance for credit losses may be necessary if the future economic environment deteriorates from forecasted conditions. In addition, the banking regulators, as an integral part of their examination process, periodically review our loan and foreclosed real estate portfolios, related allowance for credit losses and valuation allowance for foreclosed real estate. The regulators may require the allowance for credit losses to be increased based on their review of information available at the time of the examination, which may negatively affect our earnings.

Additional information about the ACL at June 30, 2021 and June 30, 2020 is presented in Note 6 to the audited consolidated financial statements.

Investment Securities

At June 30, 2021, our investment securities portfolio totaled $1.72 billion and comprised 23.5% of our total assets.  By comparison, at June 30, 2020, our securities portfolio totaled $1.42 billion and comprised 21.0% of our total assets. Additional information about the Company’s investment securities at June 30, 2021 is presented in Note 4 to the audited consolidated financial statements.

The year-over-year net increase in the securities portfolio totaled approximately $296.7 million which largely reflected security purchases during the year that were partially offset by repayments, sales and calls. The increase in the portfolio included a $12.5 million decrease in the fair value of the available for sale securities portfolio to an unrealized gain of $10.0 million at June 30, 2021 from an unrealized gain of $22.5 million at June 30, 2020.

Our investment policy, which is approved by the Board of Directors, is designed to foster earnings and manage cash flows within prudent interest rate risk and credit risk guidelines, taking into consideration our liquidity needs, asset/liability management goals, and performance objectives. Our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Risk Officer and Treasurer/Chief Investment Officer are the senior management members of our Capital Markets Committee (“CMC”) that are designated by the Board of Directors as the officers primarily responsible for securities portfolio management and all transactions require the approval of at least two of these designated officers.

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

The carrying value of our mortgage-backed securities totaled $1.06 billion at June 30, 2021 and comprised 62.0% of total investments and 14.6% of total assets as of that date. We generally invest in mortgage-backed securities issued by U.S. government agencies or government-sponsored entities. Mortgage-backed securities issued or sponsored by U.S. government agencies and government-sponsored entities are guaranteed as to the payment of principal and interest to investors.

The carrying value of our securities representing obligations of state and political subdivisions totaled $60.4 million at June 30, 2021 and comprised 3.5% of total investments and less than 1.0% of total assets as of that date. Such securities primarily included highly-rated, fixed-rate bank-qualified securities representing general obligations of municipalities located within the U.S. or the obligations of their related entities such as boards of education or school districts. Each of our municipal obligations were consistently rated by Moody’s and S&P well above the thresholds that generally support our investment grade assessment with such ratings equaling or exceeding A- or higher by S&P and/or A2 or higher by Moody’s, where rated by those agencies. In the absence of, or as a complement to, such ratings, we rely upon our own internal analysis of the issuer’s financial condition to validate its investment grade assessment.

The carrying value of our asset-backed securities totaled $243.0 million at June 30, 2021 and comprised 14.2% of total investments and 3.3% of total assets as of that date. This category of securities is comprised entirely of structured, floating-rate securities representing securitized federal education loans with 97% U.S. government guarantees. Our securities represent the highest credit-quality tranches within the overall structures with each being rated AA+ or higher by S&P/or Aa1 or higher by Moody’s, where rated by those agencies.

The outstanding balance of our collateralized loan obligations totaled $189.9 million at June 30, 2021 and comprised 11.1% of total investments and 2.6% of total assets as of that date. This category of securities is comprised entirely of structured, floating-rate securities representing securitized commercial loans to large, U.S. corporations. At June 30, 2021, each of our collateralized loan obligations were consistently rated by Moody’s and S&P well above the thresholds that generally support our investment grade assessment with such ratings equaling AAA by S&P and Aaa or by Moody’s, where rated by those agencies.

The carrying value of our corporate bonds totaled $158.4 million at June 30, 2021 and comprised 9.2% of total investments and 2.2% of total assets as of that date. This category of securities is comprised of two floating-rate corporate debt obligations issued by large financial institutions and subordinated debt representing profitable, well-capitalized, small- to mid-sized community banks located mainly in the mid-Atlantic region of the U.S. At June 30, 2021, corporate bonds issued by large financial institutions were consistently rated by Moody’s and S&P well above the thresholds that generally support our investment grade assessment with such ratings equaling or exceeding BBB+ or higher by S&P and/or A3 or higher by Moody’s, where rated by those agencies.

Current accounting standards require that securities be categorized as held to maturity, equity securities or available for sale, based on management’s intent as to the ultimate disposition of each security. These standards allow debt securities to be classified as held to maturity and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold these securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, or other similar factors cannot be classified as held to maturity.

We do not currently use or maintain a trading account. Securities not classified as held to maturity are classified as available for sale. These securities are reported at fair value and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as adjustments to accumulated other comprehensive income, a separate component of equity. As of June 30, 2021, our available for sale securities portfolio had a carrying value of $1.68 billion or 97.8% of our total securities with the remaining $38.1 million or 2.2% of securities were classified as held to maturity.

Other than securities issued or guaranteed by the U.S. government or its agencies, we did not hold securities of any one issuer having an aggregate book value in excess of 10% of our equity at June 30, 2021. All of our securities carry market risk insofar as increases in market rates of interest may cause a decrease in their market value. We believe that unrealized losses on securities held at June 30, 2021, are a function of changes in market interest rates and credit spreads, not changes in credit quality. Therefore, no allowance for credit losses was recorded at that time.

During the year ended June 30, 2021, proceeds from sales of securities available for sale totaled $98.1 million and resulted in gross gains of $1.2 million and gross losses of $470,000. During the year ended June 30, 2020, proceeds from sales of securities available for sale totaled $164.3 million and resulted in gross gains of $2.4 million and gross losses of $145,000. During the year ended June 30, 2019, proceeds from sales of securities available for sale totaled $75.4 million and resulted in gross gains of $190,000 and gross losses of $513,000.  There were no sales of held to maturity securities during the year ended June 30, 2021, 2020 and 2019.

The following table sets forth the carrying value of our securities portfolio at the dates indicated:

	At June 30,
	2021	2020	2019	2018	2017
	(In Thousands)
Debt securities available for sale:
U.S. agency securities	$-	$-	$3,678	$4,411	$5,316
Obligations of state and political subdivisions	34,603	54,054	26,951	26,088	27,740
Asset-backed securities	242,989	172,447	179,313	182,620	162,429
Collateralized loan obligations	189,880	193,788	208,611	226,066	98,154
Corporate bonds	158,351	143,639	122,024	147,594	142,318
Trust preferred securities	-	2,627	3,756	3,783	8,540
Total debt securities available for sale	625,823	566,555	544,333	590,562	444,497

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	13,739	30,903	21,390	24,292	30,536
Residential pass-through securities	744,491	561,954	44,303	102,359	130,550
Commercial pass-through securities	292,811	226,291	104,237	7,872	8,177
Total mortgage-backed securities available for sale	1,051,041	819,148	169,930	134,523	169,263

Total securities available for sale	1,676,864	1,385,703	714,263	725,085	613,760

Debt securities held to maturity:
U.S. agency securities	-	-	-	-	35,000
Obligations of state and political subdivisions	25,824	32,556	104,086	109,483	94,713
Subordinated debt	-	-	63,086	46,294	15,000
Total debt securities held to maturity	25,824	32,556	167,172	155,777	144,713

Mortgage-backed securities held to maturity:
Collateralized mortgage obligations	-	-	46,381	56,886	17,854
Residential pass-through securities	-	-	166,283	200,622	178,813
Commercial pass-through securities	12,314	-	196,816	176,445	151,941
Total mortgage-backed securities held to maturity	12,314	-	409,480	433,953	348,608

Total securities held to maturity	38,138	32,556	576,652	589,730	493,321

Total securities	$1,715,002	$1,418,259	$1,290,915	$1,314,815	$1,107,081

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of our securities portfolio at June 30, 2021. This table shows contractual maturities and does not reflect re-pricing or the effect of prepayments. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. At June 30, 2021, securities with a carrying value of $39.2 million are callable within one year.

	At June 30, 2021
	One Year or Less		One to Five Years		Five to Ten Years		More Than Ten Years		Total Securities
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Fair Market Value
	(Dollars In Thousands)
Debt securities:
Obligations of state and political subdivisions	$5,246	1.72%	$34,314	2.22%	$20,867	2.45%	$-	-%	$60,427	2.26%	$61,631
Asset-backed securities	-	-	-	-	46,262	0.92	196,727	1.15	242,989	1.11	242,989
Collateralized loan obligations	-	-	-	-	154,904	1.38	34,976	1.56	189,880	1.41	189,880
Corporate bonds	-	-	-	-	148,292	4.35	10,059	3.72	158,351	4.31	158,351

Mortgage-backed securities:
Collateralized mortgage obligations (1)	-	-	1,420	1.54	-	-	12,319	2.47	13,739	2.37	13,739
Residential pass-through securities (1)	-	-	2,949	1.67	9,508	2.87	732,034	1.79	744,491	1.80	744,491
Commercial pass-through securities (1)	-	-	62,625	2.26	14,481	1.98	228,019	1.95	305,125	2.02	305,393
Total securities	$5,246	1.72%	$101,308	2.22%	$394,314	2.56%	$1,214,134	1.73%	$1,715,002	1.95%	$1,716,474

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

Deposits are obtained primarily from within New Jersey and New York through the Bank’s network of retail branches, business relationship officers and digital banking channels. We maintain a robust suite of commercial deposit products designed to appeal to small and mid-size businesses, non-profit organizations and government entities. Our team of experienced and dedicated business relationship officers serve as the primary points of contact for these commercial clients and act as both new business originators and relationship managers.

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

A portion of our deposits are in certificates of deposit whose balances declined to 34.2% of total deposits at June 30, 2021 from 41.5% of total deposits at June 30, 2020. Our liquidity could be reduced if a significant amount of certificates of deposit maturing within a short period were not renewed. At June 30, 2021 and June 30, 2020, certificates of deposit maturing within one year were $1.51 billion and $1.52 billion, respectively. Historically, a significant portion of the certificates of deposit remain with us after they mature.

At June 30, 2021, $1.19 billion or 63.3% of our certificates of deposit were certificates of $100,000 or more compared to $1.01 billion or 55.2% at June 30, 2020. The general level of market interest rates and money market conditions significantly influence deposit inflows and outflows. The effects of these factors are particularly pronounced on deposit accounts with larger balances. In particular, certificates of deposit with balances of $100,000 or greater are traditionally viewed as being a more volatile source of funding than comparatively lower balance certificates of deposit or non-maturity transaction accounts. In order to retain certificates of deposit with balances of $100,000 or more, we may have to pay a premium rate, resulting in an increase in our cost of funds. To the extent that such deposits do not remain with us, they may need to be replaced with wholesale funding.

Our sources of wholesale funding included brokered certificates of deposit and listing service certificates of deposit whose balances totaled approximately $458.6 million and $20.3 million, or 8.4% and 0.4% of total deposits, respectively, at June 30, 2021. We utilize brokered certificates of deposit and listing service certificates of deposits as alternatives to other forms of wholesale funding, including borrowings, when interest rates and market conditions favor the use of such deposits. For a portion of our short-term brokered certificates of deposit we utilized interest rate contracts to effectively extend their duration and to fix their cost.

The following table sets forth the distribution of average deposits for the periods indicated and the weighted average nominal interest rates for each period on each category of deposits presented:

	For the Years Ended June 30,
	2021			2020			2019
	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate
	(Dollars In Thousands)
Non-interest-bearing deposits	$518,149	9.88%	-%	$334,522	7.89%	-%	$312,169	7.68%	-%
Interest-bearing demand	1,726,190	32.92	0.41	1,041,188	24.56	1.10	796,815	19.60	1.02
Savings	1,066,794	20.35	0.31	831,832	19.62	0.81	761,203	18.73	0.55
Certificates of deposit	1,931,887	36.85	1.10	2,032,046	47.93	2.00	2,194,513	53.99	1.83
						.
Total average deposits	$5,243,020	100.00%	0.60%	$4,239,588	100.00%	1.39%	$4,064,700	100.00%	1.29%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated:

	At June 30,
	2021	2020	2019
	(In Thousands)
Interest Rate
0.00 - 0.99%	$1,554,774	$326,413	$66,109
1.00 - 1.99%	172,892	822,846	604,162
2.00 - 2.99%	143,849	663,182	1,506,221
3.00 - 3.99%	6,231	27,955	27,965

Total certificates of deposit	$1,877,746	$1,840,396	$2,204,457

The following table shows the amount of certificates of deposit of $100,000 or more by time remaining until maturity as of the dates indicated:

CDs over 100,000:	At June 30,
	2021	2020	2019
	(In Thousands)
Maturity Period
Within three months	$700,290	$278,157	$300,464
Three through six months	154,934	262,561	363,801
Six through twelve months	152,971	307,769	243,061
Over twelve months	181,032	166,508	410,220

Total certificates of deposit	$1,189,227	$1,014,995	$1,317,546

The following table sets forth the amount and maturities of certificates of deposit at June 30, 2021:

	At June 30, 2021
	Within One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years to Four Years	Over Four Years to Five Years	Over Five Years	Total
	(In Thousands)
Interest Rate
0.00 - 0.99%	$1,340,625	$162,225	$14,306	$7,933	$29,489	$196	$1,554,774
1.00 - 1.99%	123,483	19,598	10,960	17,641	986	224	172,892
2.00 - 2.99%	46,653	64,931	15,419	16,339	315	192	143,849
3.00 - 3.99%	-	-	545	-	-	5,686	6,231

Total certificates of deposit	$1,510,761	$246,754	$41,230	$41,913	$30,790	$6,298	$1,877,746

Additional information about the Company’s deposits is presented in Note 10 to the audited consolidated financial statements.

Borrowings. The sources of wholesale funding we utilize include borrowings in the form of advances from the FHLB as well as other forms of borrowings. We generally use wholesale funding to manage our exposure to interest rate risk and liquidity risk in conjunction with our overall asset/liability management process.

Advances from the FHLB are typically secured by our FHLB capital stock and certain investment securities as well as residential and commercial mortgage loans that we choose to utilize as collateral for such borrowings. Additional information about the Company’s FHLB advances is included under Note 11 to the audited consolidated financial statements.

Short‑term FHLB advances generally have original maturities of less than one year. At June 30, 2021, we had a total $390.0 million of short-term FHLB advances at a weighted average interest rate of 0.33%.  Such advances represented 90-day FHLB term advances that are generally forecasted to be periodically redrawn at maturity for the same term as the original advance. Based on this presumption, we utilized interest rate contracts to effectively extend the duration of each of these advances at the time they were drawn to effectively fix their cost.

Long-term advances generally include term advances with original maturities of greater than one year. At June 30, 2021, our outstanding balance of long-term FHLB advances totaled $277.5 million at a weighted average interest rate of 2.87%. Such advances included $145.0 million of callable advances at a weighted average interest rate of 3.04% and $132.5 million non-callable, term advances at a weighted average interest rate of 2.68%.

Our FHLB advances mature as follows:

	At June 30,
	2021	2020	2019
	(In Thousands)
By remaining period to maturity:
Less than one year	$390,000	$865,000	$873,400
One to two years	145,000	27,000	64,046
Two to three years	22,500	145,000	62,700
Three to four years	103,500	22,500	155,000
Four to five years	6,500	103,500	22,500
Greater than five years	-	6,500	110,000
Total advances	667,500	1,169,500	1,287,646
Fair value adjustments	(1,624)	(2,071)	(4,435)
Total advances, net of fair value adjustments	$665,876	$1,167,429	$1,283,211

Based upon the market value of investment securities and mortgage loans that are posted as collateral for FHLB advances at June 30, 2021, we are eligible to borrow up to an additional $2.13 billion of advances from the FHLB as of that date. We are further authorized to post additional collateral in the form of other unencumbered investments securities and eligible mortgage loans that may expand our borrowing capacity with the FHLB up to 30% of our total assets. Additional borrowing capacity up to 50% of our total assets may be authorized with the approval of the FHLB’s Board of Directors or Executive Committee.

In addition, the Company had the capacity to borrow additional funds totaling $651.0 million via unsecured lines of credit and $233.1 million from the Federal Reserve Bank without pledging additional collateral. The balance of borrowings at June 30, 2021 also included other overnight borrowings totaling $20.0 million.

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

At June 30, 2021, our derivative instruments were comprised of interest rate swaps and caps with a total notional amount of $1.04 billion. These instruments are intended to manage the interest rate exposure relating to certain wholesale funding positions that were outstanding at June 30, 2021.

Additional information regarding our use of interest rate derivatives and our hedging activities is presented in Note 1 and Note 12 to the audited consolidated financial statements.

Subsidiary Activity

At June 30, 2021, Kearny Bank was the only wholly-owned operating subsidiary of Kearny Financial Corp. As of that date, Kearny Bank had one wholly-owned subsidiary, CJB Investment Corp. CJB Investment Corp. is a New Jersey Investment Company and remained active through the three-year period ended June 30, 2021.

Human Capital Resources

Kearny Bank serves as a true financial partner to both consumers and businesses by subscribing to the belief that people, performance and relationships are what matter most. We serve our clients and shareholders through our deep-rooted principles of ethics and integrity, and by giving back to the communities in which we serve. Our workforce reflects and is inclusive of the full array of cultures and ethnicities.

Employee Profile. We strive to create a diverse and inclusive culture reflective of our clients and the communities where we live and work. As of June 30, 2021, we employed 584 employees, approximately 65% of whom are female.  We utilize an online recruitment platform that provides a vehicle to attract a diverse pool of candidates and have established a partnership with a diversity recruitment solution to enhance this effort.

Talent Development and Employee Engagement. We invest in the success and development of our employees, celebrating career milestones and longevity. Our average length of tenure is eight years as we promote from within to leverage employees’ knowledge of the organization as we continue to grow. We offer many learning and development initiatives, including departmental budgets for certifications and professional development, as well as a robust tuition reimbursement program. In a further effort to provide employees the opportunity to learn new skill sets, gain insights and receive advice from senior leaders, we recently launched a Career Mentoring Program. We also developed a Senior Women’s Leadership Group, which provides a forum for our female employees to exchange ideas and support initiatives.

Employee Benefits. We offer our employees competitive pay and incentive programs, together with a comprehensive benefits package designed to enhance the employee experience. Such benefits include medical, dental, vision and long term disability benefits, AD&D and group life insurance, AFLAC, Health Advocacy and Employee Assistance programs, generous paid time off and the ability to participate in charitable events during work time. In addition, our employees share in our financial success while preparing for their retirement via participation in our 401(k) Plan, which includes a competitive company match, and our Employee Stock Ownership Plan (“ESOP”), which is 100% funded by the Company.

Safety, Health and Wellness. We are committed to the safety and wellness of all of our employees and their families. We provide access to a variety of health and welfare programs, including benefits that support their physical, mental and financial health. During the COVID-19 pandemic, we regularly communicated with our employees and took many steps to protect them in accordance with applicable guidance. Our incident response team developed a “work from home” plan for our corporate and regional offices, while we continued to support our front-line employees. Our facilities team installed barriers where appropriate, provided personal protective equipment and cleaning supplies, and implemented temperature screenings, physical distancing procedures and enhanced cleaning in all locations. Branches were either closed or operated in drive-up mode only, as appropriate. We encourage those who are sick to stay home, and encourage employees to become vaccinated by rewarding them with paid time off and eligibility to participate in raffles.

Supervision and Regulation

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

Regulation of Kearny Bank

Kearny Bank was formerly a federal savings bank.  On June 29, 2017, it converted its charter to that of a nonmember New Jersey savings bank.

General. As a nonmember New Jersey savings bank with federally insured deposits, Kearny Bank is subject to extensive regulation by the NJDBI and the FDIC. The regulatory structure gives the agencies authority’s widespread discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classification of assets and the level of the allowance for loan losses. The activities of New Jersey savings banks are subject to extensive regulation including restrictions or requirements with respect to loans to one borrower, dividends, permissible investments and lending activities, liquidity, transactions with affiliates and community reinvestment. Both state and federal law regulate a savings bank’s relationship with its depositors and borrowers, especially in such matters as the ownership of savings accounts and the form and content of Kearny Bank’s mortgage documents.

Kearny Bank must file reports with the NJDBI and FDIC concerning its activities and financial condition and obtain regulatory approvals prior to entering into certain transactions such as establishing new branches and mergers with or acquisitions of other depository institutions. The NJDBI and FDIC regularly examine Kearny Bank and prepare reports to Kearny Bank’s Board of Directors on any deficiencies found in its operations. The agencies have substantial discretion to take enforcement action with respect to an institution that fails to comply with applicable regulatory requirements or engages in violations of law or unsafe and unsound practices.  Such actions can include, among others, the issuance of a cease and desist order, assessment of civil money penalties, removal of officers and directors and the appointment of a receiver or conservator.

Activities and Powers. Kearny Bank derives its lending, investment and other powers primarily from the applicable provisions of the New Jersey Banking Act and the related regulations. Under these laws and regulations, New Jersey savings banks, including Kearny Bank, generally may invest in real estate mortgages; consumer and commercial loans; specific types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies; certain types of corporate equity securities and other specified assets.

A savings bank may also invest pursuant to a leeway power that permits investments not otherwise permitted by the New Jersey Banking Act. Leeway investments must comply with a number of limitations on individual and aggregate amounts of investments. New Jersey savings banks may also exercise those powers, rights, benefits or privileges authorized for national banks, federal savings banks or federal savings associations, or either directly or through a subsidiary. New Jersey savings banks may exercise powers, rights, benefits and privileges of out-of-state banks, savings banks and savings associations, or either directly or through a subsidiary, provided that prior approval by the NJDBI is required before exercising any such power, right, benefit or privilege. The exercise of these lending, investment and activity powers is further limited by federal law and the related regulations. See “—Activity Restrictions on State-Chartered Banks” below.

Activity Restrictions on State-Chartered Banks. Federal law and FDIC regulations generally limit the activities as principal and equity investments of state-chartered FDIC insured banks and their subsidiaries to those permissible for national banks and their subsidiaries, except such activities and investments that are specifically exempted by law or regulation, or approved by the FDIC.

Before engaging as principal in a new activity that is not permissible for a national bank, or otherwise permissible under federal law or FDIC regulations, an insured bank must seek approval from the FDIC, subject to certain specified exceptions. The FDIC will not approve the activity unless the bank meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the FDIC’s Deposit Insurance Fund. Certain activities of subsidiaries that are engaged in activities permitted for national banks only through a financial subsidiary are subject to additional requirements.

Federal Deposit Insurance. Kearny Bank’s deposits are insured to applicable limits by the FDIC. The general maximum deposit insurance amount is $250,000 per depositor.

The FDIC assesses insured depository institutions to maintain the Deposit Insurance Fund. Under the FDIC’s risk-based assessment system, institutions deemed less risky pay lower assessments. Assessments for institutions of less than $10 billion of assets, such as Kearny Bank, are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure of an institution’s failure within three years. That system, effective July 1, 2016, replaced the previous system under which institutions were placed into risk categories.

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

In June 2020, the FDIC adopted changes to its assessment system intended to mitigate the effects on the deposit insurance assessment of an institution’s participation in certain governmental-sponsored programs designed to address economic effects arising from the COVID-19 pandemic. Such programs include the Paycheck Protection Program and the Money Market Liquidity Facility.

Federal legislation increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC is required to achieve the 1.35% ratio by September 30, 2020.  The 1.35% ratio was reached effective September 30, 2018.  However, extraordinary growth in insured deposits during the first two quarters of 2020 caused the Deposit Insurance Fund ratio to decline to 1.30% as of June 30, 2020. In September 2020, the FDIC adopted a Restoration Plan to restore the ratio to at least 1.35% by the September 30, 2028 statutory deadline. The Restoration Plan maintained the existing assessment rate schedule for now and is based on projected estimates of future losses and an assumed return to normal deposit insurance growth. The FDIC has established a long-range fund ratio of 2.0%.

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

For purposes of the regulatory capital standards, common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt.

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

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets, are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one- to four-family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to equity interests depending on certain specified factors.

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

In assessing an institution’s capital adequacy, the FDIC takes into consideration, not only these numeric factors, but also qualitative factors. The FDIC has the authority to establish higher capital requirements for individual institutions where deemed necessary.

Regulations issued by the NJDBI establish generally similar regulatory capital standards for New Jersey-chartered savings banks such as Kearny Bank.

Prompt Corrective Regulatory Action. Federal law requires that federal bank regulatory authorities take prompt corrective action with respect to institutions that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.”

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

An institution is undercapitalized if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is categorized as significantly undercapitalized if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. Critically undercapitalized status is triggered if an institution has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. Qualifying banks that elect and comply with the community bank leverage ratio (as established by the regulatory agencies) are considered well-capitalized under the prompt corrective action regulations.

Undercapitalized banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank’s compliance with such a plan must be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status adequately capitalized status. If an undercapitalized bank fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. Significantly undercapitalized banks must comply with one or more of a number of additional measures including, but not limited to, a required sale of sufficient voting stock to become adequately capitalized, a requirement to reduce total assets, cessation of taking deposits from correspondent banks, the dismissal of directors or officers and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. Critically undercapitalized institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after such status is triggered. These actions are in addition to other discretionary supervisory or enforcement actions that the FDIC may take.

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

Transactions with Related Parties. Transactions between a depository institution (and, generally, its subsidiaries) and its related parties or affiliates are limited by Sections 23A and 23B of the Federal Reserve Act. An affiliate of an institution is any company or entity that controls, is controlled by or is under common control with the institution. In a holding company context, the parent holding company and any companies that are controlled by such parent holding company are affiliates of the institution. Generally, Section 23A of the Federal Reserve Act limits the extent to which the institution or its subsidiaries may engage in covered transactions with any one affiliate to 10% of such institution’s capital stock and surplus and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such institution’s capital stock and surplus. The term “covered transaction” includes an extension of credit, purchase of assets, issuance of a guarantee or letter of credit and similar transactions. In addition, loans or other extensions of credit by the institution to the affiliate are required to be collateralized in accordance with specified requirements.

The law also requires that affiliate transactions generally be on terms and conditions that are substantially the same as, or at least as favorable to the institution as, those provided to non-affiliates.

Kearny Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, subject to certain exceptions, these provisions generally require that extensions of credit to insiders:

•

be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

•	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Kearny Bank’s regulatory capital.

In addition, extensions of credit in excess of certain limits must be approved by Kearny Bank’s Board of Directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Community Reinvestment Act. Under the Community Reinvestment Act (the “CRA”), every insured depository institution, including Kearny Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the FDIC to assess the depository institution’s record of meeting the credit needs of its community and consider that record in its consideration of certain applications by the institution, such as for a merger or the establishment of a branch office. The FDIC may use an unsatisfactory CRA examination rating as the basis for denying such an application.  Kearny Bank received a satisfactory CRA rating from the FDIC in its most recent CRA evaluation.

In July 2021, the FDIC, the Federal Reserve Board and the Office of the Comptroller of the Currency announced plans to jointly work to “strengthen and modernize” the CRA regulations and the related regulatory framework.  No timetable for a rulemaking process was announced.

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

The FHLB of New York may pay periodic dividends to members. These dividends are affected by factors such as the FHLB’s operating results and statutory responsibilities that may be imposed such as providing certain funding for affordable housing and interest subsidies on advances targeted for low- and moderate-income housing projects. The payment dividends, or any particular amount of dividend, cannot be assumed.

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

•

Electronic Funds Transfer Act, and Regulation E promulgated thereunder, governing automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

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

Regulation of Kearny Financial

General. Kearny Financial is a savings and loan holding company within the meaning of federal law.  Kearny Financial maintained its savings and loan holding company status (rather than becoming a bank holding company), notwithstanding the June 2017 conversion of Kearny Bank to a New Jersey savings bank charter, through Kearny Bank exercising an election available to it under federal law.  Kearny Financial is required to file reports with, and is subject to regulation and examination by, the Federal Reserve Board.  Kearny Financial must also obtain regulatory approval from the Federal Reserve Board before engaging in certain transactions, such as mergers with or acquisitions of other depository institutions.

In addition, the Federal Reserve Board has enforcement authority over Kearny Financial and any non-depository subsidiaries. That permits the Federal Reserve Board to restrict or prohibit activities that are determined to pose a serious risk to Kearny Bank. This regulatory structure is intended primarily for protection of Kearny Bank’s depositors and not for the benefit of stockholders of Kearny Financial.

The Federal Reserve Board has indicated that, to the greatest extent possible taking into account any unique characteristics of savings and loan holding companies and the requirements of federal law, its approach is to apply to savings and loan holding companies the supervisory principles applicable to the supervision of bank holding companies. The stated objective of the Federal Reserve Board is to ensure the savings and loan holding company and its non-depository subsidiaries are effectively supervised, can serve as a source of strength for and do not threaten the safety and soundness of, the subsidiary depository institution.

Nonbanking Activities. As a savings and loan holding company, Kearny Financial is permitted to engage in those activities permissible under federal law for financial holding companies (if certain criteria are met and an election is submitted) and for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance, as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act and certain additional activities authorized by federal regulations, subject to the approval of the Federal Reserve Board.

Mergers and Acquisitions. Kearny Financial must generally obtain approval from the Federal Reserve Board before acquiring, directly or indirectly, more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation, or purchase of its assets. Federal law also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by federal law or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating an application for Kearny Financial to acquire control of a savings institution, the Federal Reserve Board considers factors such as the financial and managerial resources and future prospects of Kearny Financial and the target institution, the effect of the acquisition on the risk to the deposit insurance fund, the convenience and the needs of the community served and competitive factors. A merger of another depository institution into Kearny Bank requires the prior approval of the NJDBI and FDIC, based on similar considerations.

Consolidated Capital Requirements. Savings and loan holding companies had historically not been subjected to consolidated regulatory capital requirements.  Federal legislation, however, required the Federal Reserve Board to promulgate consolidated capital requirements for bank and savings and loan holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to their subsidiary depository institutions. Instruments such as cumulative preferred stock and trust-preferred securities, which were previously includable as Tier 1 capital (within limits) by bank holding companies, were no longer includable as Tier 1 capital, subject to certain grandfathering. Regulations implementing the legislation were effective in January 2015. Currently, consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions (including the community bank leverage ratio alternative) apply to savings and loan holding companies with $3 billion or more of consolidated assets, including Kearny Financial.

Source of Strength Doctrine; Dividends. Federal law extended the source of strength doctrine, which has long applied to bank holding companies, to savings and loan holding companies. The Federal Reserve Board has promulgated regulations implementing the source of strength policy, which requires holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial distress. Further, the Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies that it has also applied to savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior consultation with Federal Reserve supervisory staff as to dividends in certain circumstances, such as when the dividend is not covered by earnings for the period for which it is being paid, when net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or when the prospective rate of earnings retention by the holding company is inconsistent with its capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary depository institution becomes undercapitalized.  In addition, a subsidiary institution of a savings and loan holding company must file prior notice with the Federal Reserve Board, and receive its non-objection, before paying a dividend to the parent savings and loan holding company. Federal Reserve Board guidance also provides for regulatory review of certain stock redemption and repurchase proposals by holding companies. These regulatory policies could affect the ability of Kearny Financial to pay dividends, engage in stock redemptions or repurchases or otherwise engage in capital distributions.

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

Acquisition of Control. Under the federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire control of a savings and loan holding company. An acquisition of control can occur upon the acquisition of 10% or more of a class of voting stock of a savings and loan holding company or as otherwise defined by the Federal Reserve Board. Under the Change in Bank Control Act, the Federal Reserve Board has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial condition of the acquirer, and future prospects of the proposed acquirer, the competence and integrity of the proposed acquirer and the effects of the acquisition on competition. Any company that seeks to acquire “control” of Kearny Financial or Kearny Bank, within the meaning of the Savings and Loan Holding Company Act, must file an application, and receive the Federal Reserve Board’s prior approval under that statute. The Company would then be subject to regulation as a savings and loan holding company.

The prior approval of the NJDBI would also be necessary for the acquisition of 25% of a class of the Company’s voting stock, or “control” as otherwise defined under New Jersey law.

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

Economic and Market Area

The COVID-19 pandemic could continue to pose risks to our business, our results of operations and the future prospects of the Company.

The COVID-19 pandemic has adversely impacted certain industries and geographies in which our clients operate and could impact their ability to repay their obligations to us. Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 pandemic on the business of the Company, its clients, employees and third-party service providers. The extent of such impact will depend on future developments, which are highly uncertain, including if the coronavirus can continue to be controlled and abated and if and how the economy may remain open. Additionally, the responses of various governmental and nongovernmental authorities to curtail business and consumer activities in an effort to mitigate the pandemic may have material long-term effects on the Company and its clients which are difficult to quantify in the near-term or long-term.

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

•	collateral for loans, especially commercial real estate and multi-family, may decline in value, which could cause credit losses to increase;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments;

•	the allowance for credit losses may increase if borrowers experience financial difficulties, which will adversely affect net income;

•

if the economy is unable to remain open or do so in an efficient manner, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased loan losses and reduced interest income;

•

in certain states in which we do business temporary bans on evictions and foreclosures have been enacted through executive orders, some of which may continue indefinitely, resulting in our inability to take timely possession of real estate assets collateralizing loans, which may increase our loan losses;

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

Natural disasters can disrupt our operations, result in damage to our properties, reduce or destroy the value of the collateral for our loans and negatively affect the local economies in which we operate, which could have a material adverse effect on our results of operations and financial condition. The occurrence of a natural disaster could result in one or more of the following: (i) an increase in loan delinquencies; (ii) an increase in problem assets and foreclosures; (iii) a decrease in the demand for our products and services; or (iv) a decrease in the value of the collateral for loans, especially real estate, in turn reducing clients’ borrowing power, the value of assets associated with problem loans and collateral coverage.

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

The Company faces intense competition in all of its markets and geographic regions. The Company expects competitive pressures to intensify in the future, especially in light of legislative and regulatory initiatives arising out of the recent global economic crisis, technological innovations that alter the barriers to entry, current economic and market conditions, and government monetary and fiscal policies. Competition with financial services technology companies, or technology companies partnering with financial services companies, may be particularly intense, due to, among other things, differing regulatory environments. Competitive pressures may drive the Company to take actions that the Company might otherwise eschew, such as lowering the interest rates or fees on loans or raising the interest rates on deposits in order to keep or attract high-quality clients. These pressures also may accelerate actions that the Company might otherwise elect to defer, such as substantial investments in technology or infrastructure. The actions that the Company takes in response to competition may adversely affect its results of operations and financial condition. These consequences could be exacerbated if the Company is not successful in introducing new products and other services, achieving market acceptance of its products and other services, developing and maintaining a strong client base, or prudently managing expenses.

Asset Quality and Interest Rate

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

If our allowance for credit losses is not sufficient to cover actual loan losses, our earnings will decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the required amount of the allowance for credit losses, we evaluate loans individually and establish credit loss allowances for specifically identified impairments. For loans not individually analyzed, we estimate losses and establish reserves based on reasonable and supportable forecasts and adjustments for qualitative factors. If the assumptions used in our calculation methodology are incorrect, our allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in further additions to our allowance. Our allowance for credit losses was 1.19% of total loans at June 30, 2021 and significant additions to our allowance could materially decrease our net income.

 In addition, bank regulators periodically review our allowance for credit losses and may require us to increase our provision for credit losses or recognize further loan charge-offs. Any increase in our allowance for credit losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

A significant portion of our assets consists of investment securities, which generally have lower yields than loans, and we classify a significant portion of our investment securities as available for sale, which creates potential volatility in our equity and may have an adverse impact on our net income.

As of June 30, 2021, our securities portfolio totaled $1.72 billion, or 23.5% of our total assets.  Investment securities typically have lower yields than loans. For the year ended June 30, 2021, the weighted average yield of our investment securities portfolio was 2.00%, as compared to 4.08% for our loan portfolio.

Accordingly, our net interest margin is lower than it would have been if a higher proportion of our interest-earning assets consisted of loans. Additionally, at June 30, 2021, $1.68 billion, or 97.8% of our investment securities, are classified as available for sale and reported at fair value with unrealized gains or losses excluded from earnings and reported in other comprehensive income, which affects our reported equity. Accordingly, given the significant size of the investment securities portfolio classified as available for sale and due to possible mark-to-market adjustments of that portion of the portfolio resulting from market conditions, we may experience greater volatility in the value of reported equity. Moreover, given that we actively manage our investment securities portfolio classified as available for sale, we may sell securities which could result in a realized loss, thereby reducing our net income.

Our increased commercial lending exposes us to additional risk.

As part of our business strategy we intend to increase our focus on commercial lending. We have increased our commercial lending staff and continue to seek additional commercial lenders to help grow the commercial loan portfolio. Our increased commercial lending, however, exposes us to greater risks than one- to four-family residential lending. Unlike single-family, owner-occupied residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from employment and other income sources, and are secured by real property whose value tends to be more easily ascertainable and realizable, the repayment of commercial loans typically is dependent on the successful operation and income stream of the borrower, which can be significantly affected by economic conditions, and are secured, if at all, by collateral that is more difficult to value or sell or by collateral which may depreciate in value. In addition, commercial loans generally carry larger balances to single borrowers or related groups of borrowers than one- to four-family mortgage loans, which increases the financial impact of a borrower’s default.

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

Historically we have not had a significant portfolio of commercial business loans. We intend to continue to increase our originations of commercial business loans, including C&I and SBA loans, which generally have more risk than both one- to four-family residential and commercial mortgage loans. Since repayment of commercial business loans may depend on the successful operation of the borrower’s business, repayment of such loans can be affected by adverse conditions in the real estate market or the local economy. Because we plan to continue to increase our originations of these loans, it may be necessary to increase the level of our allowance for loan losses because of the increased risk characteristics associated with these types of loans. Any such increase to our allowance for loan losses would adversely affect our earnings.

We have a significant concentration in commercial real estate loans. If our regulators were to curtail our commercial real estate lending activities, our earnings, dividend paying capacity and/or ability to repurchase shares could be adversely affected.

In 2006, the FDIC, the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “Guidance”). The Guidance provides that a bank’s commercial real estate lending exposure may receive increased supervisory scrutiny when total non-owner occupied commercial real estate loans, including loans secured by multi-family property, non-owner occupied commercial real estate and construction loans, represent 300% or more of an institution’s total risk-based capital and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Our level of non-owner occupied commercial real estate equaled 405% of Bank total risk-based capital at June 30, 2021 and our commercial real estate loan portfolio increased by 4% during the preceding 36 months.

Income from secondary mortgage market operations is volatile, and we may incur losses with respect to our secondary mortgage market operations that could negatively affect our earnings.

A component of our business strategy is to sell a portion of residential mortgage loans originated into the secondary market, earning non-interest income in the form of gains on sale. For the year ended June 30, 2021, sale gains attributable to the sale of residential mortgage loans totaled $5.1 million or approximately 20.8% of our non-interest income. When interest rates rise, the demand for mortgage loans tends to fall and may reduce the number of loans we can originate for sale. Weak or deteriorating economic conditions also tend to reduce loan demand. If the residential mortgage loan demand decreases or we are unable to sell such loans for an adequate profit, then our non-interest income will likely decline which would adversely affect our earnings.

We may be required to record impairment charges with respect to our investment securities portfolio.

We review our securities portfolio at the end of each quarter to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether we intend to sell, or it is more than likely than not that we will be required to sell the security before recovery of its amortized cost basis. If this assessment indicates that a credit loss exists, we would be required to record an impairment charge.

We elected the practical expedient of zero loss estimates for securities issued by U.S. government entities and agencies. A possible future downgrade of the sovereign credit ratings of the U.S. government and a decline in the perceived creditworthiness of U.S. government-related obligations could adversely impact the value of our investment securities portfolio. We cannot predict if, when or how any changes to the credit ratings or perceived creditworthiness of these organizations will affect economic conditions. A downgrade of the sovereign credit ratings of the U.S. government or the credit ratings of related institutions, agencies or instruments would significantly exacerbate the other risks to which we are subject and any related adverse effects on the business, financial condition and results of operations.

At June 30, 2021, we had investment securities with fair values of approximately $1.72 billion on which we had approximately $10.1 million in gross unrealized losses and $21.6 million of gross unrealized gains. The valuation and liquidity of our securities could be adversely impacted by reduced market liquidity, increased normal bid-asked spreads and increased uncertainty of market participants, which could reduce the market value of our securities, including those with no apparent credit exposure. The valuation of our securities requires judgment and as market conditions change security values may also change. Significant negative changes to valuations could result in impairments in the value of the Corporation’s securities portfolio, which could have an adverse effect on the Corporation’s financial condition or results of operations.

Our investments in corporate and municipal debt securities, trust preferred and subordinated debt securities and collateralized loan obligations expose us to additional credit risks.

The composition and allocation of our investment portfolio has historically emphasized U.S. agency mortgage-backed securities and U.S. agency debentures. While such assets remain a significant component of our investment portfolio at June 30, 2021, prior enhancements to our investment policies, strategies and infrastructure have enabled us to diversify the composition and allocation of our securities portfolio. Such diversification has included investing in corporate debt and municipal obligations, subordinated debt securities issued by financial institutions and collateralized loan obligations. With the exception of collateralized loan obligations, these securities are generally backed only by the credit of their issuers while investments in collateralized loan obligations generally rely on the structural characteristics of an individual tranche within a larger investment vehicle to protect the investor from credit losses arising from borrowers defaulting on the underlying securitized loans.

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

Source of Funds

Our reliance on wholesale funding could adversely affect our liquidity and operating results.

Among other sources of funds, we rely on wholesale funding, including short- and long-term borrowings, brokered deposits and non-brokered deposits acquired through listing services, to provide funds with which to make loans, purchase investment securities and provide for other liquidity needs. On June 30, 2021, wholesale funding totaled $1.16 billion, or approximately 16.0% of total assets.

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

Regulatory Matters

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

The recent change in the Federal Administration could result in changes to tax laws and regulations.

The recent change in Administration could lead to changes in tax laws as well as changes in regulatory requirements. We are subject to changes in tax law that could increase our effective tax rates. These law changes may be retroactive to previous periods and as a result could negatively affect our current and future financial performance. An increase in our corporate tax rate could have an unfavorable impact on our earnings and capital generation abilities. Similarly, the Bank’s clients could experience varying effects from changes in tax laws and such effects, whether positive or negative, may have a corresponding impact on our business and the economy as a whole. In addition, changes to regulatory requirements could increase our costs of regulatory compliance and may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability.

Business Issues

Our acquisitions and the integration of acquired businesses, subject us to various risks and may not result in all of the cost savings and benefits anticipated, which could adversely affect our financial condition or results of operations.

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

Acquisitions may also result in business disruptions that could cause clients to remove their accounts from us and move their business to competing financial institutions. It is possible that the integration process related to acquisitions could result in the disruption of our ongoing businesses or inconsistencies in standards, controls, procedures and policies that could adversely affect our ability to maintain relationships with clients and employees. The loss of key employees in connection with an acquisition could adversely affect our ability to successfully conduct our business. Acquisition and integration efforts could divert management attention and resources, which could have an adverse effect on our financial condition and results of operations. Additionally, the operation of the acquired branches may adversely affect our existing profitability, and we may not be able to achieve results in the future similar to those achieved by the existing banking business or manage growth resulting from the acquisition effectively.

Changes to LIBOR may adversely impact the value of, and the return on, our loans, investment securities and derivatives which are indexed to LIBOR.

On July 27, 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR to the LIBOR administrator after 2021. The announcement also indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide LIBOR submissions to the LIBOR administrator or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable benchmark for certain loans and liabilities including our subordinated notes, what rate or rates may become accepted alternatives to LIBOR or the effect of any such changes in views or alternatives on the values of the loans and liabilities, whose interest rates are tied to LIBOR. ICE Benchmark Administration (“IBA”), the authorized and regulated administrator of LIBOR recently announced it would consult on its plans for the discontinuation of LIBOR. IBA intends to end publication of some LIBOR tenors on December 31, 2021 and the remaining LIBOR tenors in June 2023. Financial services regulators and industry groups have collaborated to develop alternate reference rate indices or reference rates. The transition to a new reference rate requires changes to contracts, risk and pricing models, valuation tools, systems, product design and hedging strategies. Uncertainty as to the nature of such potential changes, alternative reference rates, the elimination or replacement of LIBOR, or other reforms may adversely affect the value of, and the return on our loans, and our investment securities.

We hold certain intangible assets, including goodwill, which could become impaired in the future. If these assets are considered to be either partially or fully impaired in the future, our earnings would decrease.

At June 30, 2021, we had approximately $214.6 million in intangible assets on our balance sheet comprising $210.9 million of goodwill and $3.7 million of core deposit intangibles. We are required to periodically test our goodwill and identifiable intangible assets for impairment. The impairment testing process considers a variety of factors, including the current market price of our common stock, the estimated net present value of our assets and liabilities, and information concerning the terminal valuation of similarly situated insured depository institutions. If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our common stock or our regulatory capital levels, but recognition of such an impairment loss could significantly restrict Kearny Bank’s ability to make dividend payments to Kearny Financial and therefore adversely impact our ability to pay dividends to stockholders.

Because the nature of the financial services business involves a high volume of transactions, we face significant operational risks.

We operate in diverse markets and rely on the ability of our employees and systems to process a high number of transactions. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside the Company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of the internal control system and compliance requirements, and business continuation and disaster recovery. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and client attrition due to potential negative publicity. In the event of a breakdown in the internal control system, improper operation of systems or improper employee actions, we could suffer financial loss, face regulatory action, and suffer damage to our reputation.

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

A failure in our internal controls could have a significant negative impact not only on our earnings, but also on the perception that clients, regulators and investors may have of us. We continue to devote a significant amount of effort, time and resources to continually strengthening our controls and ensuring compliance with complex accounting standards and banking regulations.

The inability to attract and retain key personnel could adversely affect our business.

The successful execution of our business strategy is partially dependent on our ability to attract and retain experienced and qualified personnel.  Failure to do so could adversely affect our strategy, client relationships and internal operations.

Information Security

Risks associated with system failures, service interruptions or other performance exceptions could negatively affect our earnings.

Information technology systems are critical to our business. We use various technology systems to manage our client relationships, general ledger, securities investments, deposits, and loans. We have established policies and procedures to prevent or limit the effect of system failures, service interruptions or other performance exceptions, but such events may still occur or may not be adequately addressed if they do occur. In addition, performance failures or other exceptions of our client-facing technologies could deter clients from using our products and services.

In addition, we outsource a majority of our data processing to certain third-party service providers. If these service providers encounter difficulties, or if we have difficulty communicating with them, our ability to timely and accurately process and account for transactions could be adversely affected.

The occurrence of any system failures, service interruptions or other performance exceptions could damage our reputation and result in a loss of clients and business thereby subjecting us to additional regulatory scrutiny, or could expose us to litigation and possible financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations.

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

We also rely on the integrity and security of a variety of third party processors, payment, clearing and settlement systems, as well as the various participants involved in these systems, many of which have no direct relationship with us. Failure by these participants or their systems to protect our clients' transaction data may put us at risk for possible losses due to fraud or operational disruption.

Our clients are also the target of cyber-attacks and identity theft. Large scale identity theft could result in clients' accounts being compromised and fraudulent activities being performed in their name. We have implemented certain safeguards against these types of activities but they may not fully protect us from fraudulent financial losses.

The occurrence of a breach of security involving our clients' information, regardless of its origin, could damage our reputation and result in a loss of clients and business and subject us to additional regulatory scrutiny, and could expose us to litigation and possible financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company and the Bank conduct business from their corporate headquarters at 120 Passaic Avenue in Fairfield, New Jersey and from administrative offices located in Fairfield, Clifton, Millington and Oakhurst, New Jersey.

At June 30, 2021, the Company operated 48 branch offices located in Bergen, Essex, Hudson, Middlesex, Monmouth, Morris, Ocean, Passaic, Somerset and Union counties, New Jersey and Kings and Richmond counties, New York. Twenty two of our branch offices are leased with remaining terms between 12 months and 11 years. At June 30, 2021, our net investment in property and equipment totaled $56.3 million.

Additional information regarding our properties as of June 30, 2021, is presented in Note 8 to the audited consolidated financial statements.

Item 3. Legal Proceedings

We are, from time to time, party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At June 30, 2021, there were no lawsuits pending or known to be contemplated against us that would be expected to have a material effect on operations or income.

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

As of August 20, 2021, there were 4,493 registered holders of record of the Company’s common stock, plus approximately 8,191 beneficial (street name) owners.

(b) Use of Proceeds.  Not applicable.

(c) Issuer Purchases of Equity Securities. Set forth below is information regarding the Company’s stock repurchases during the fourth quarter of the fiscal year ended June 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2021	1,050,000	$12.42	1,050,000	4,926,469
May 1-31, 2021	861,820	$13.03	861,820	4,064,649
June 1-30, 2021	1,120,000	$12.65	1,120,000	2,944,649

Total	3,031,820	$12.68	3,031,820	2,944,649

On March 13, 2019, the Company announced the authorization of a fourth repurchase plan for up to 9,218,324 shares or 10% of the Company’s outstanding common stock. On March 25, 2020 the Company temporarily suspended its stock repurchase program due to the risks and uncertainties associated with the COVID-19 pandemic.

On October 19, 2020, the Company announced the resumption of its fourth stock repurchase plan and completed that plan during the quarter ended December 31, 2020. Also on October 19, 2020, the Company announced the authorization of a fifth stock repurchase plan totaling 4,475,523 shares, or 5% of the Company’s outstanding common stock. The plan commenced upon the completion of the fourth stock repurchase plan.

On January 22, 2021, the Company announced the completion of its fifth stock repurchase plan and the authorization of a sixth stock repurchase plan to repurchase up to 4,210,520 shares, or 5%, of the Company’s outstanding common stock.  On May 26, 2021, the Company announced the completion of its sixth stock repurchase plan and the authorization of a seventh stock repurchase plan to repurchase up to 4,064,649 shares, or 5%, of the Company’s outstanding common stock. This plan has no expiration date.

During June 30, 2021, the Company repurchased 1,120,000 shares, or 27.6% of the shares authorized for repurchase under the current repurchase program, at a cost of $14.2 million, or an average of $12.65 per share.

Stock Performance Graph.  The following graph compares the cumulative total shareholder return on the Company’s common stock with the cumulative total return on the NASDAQ Composite Index and a peer group of the SNL Thrift Index, in each case assuming an investment of $100 as of June 30, 2016. Total return assumes the reinvestment of all dividends.

Total Return Performance
Index Value
350
300
250
200
150
100
50
0
06/30/16
06/30/17
06/30/18
06/30/19
06/30/20
06/30/21
Kearny Financial Corp.
Nasdaq Composite Index
SNL Thrift Index

	At June 30,
	2016	2017	2018	2019	2020	2021
Kearny Financial Corp.	$100	$119	$109	$111	$70	$106
NASDAQ Composite	100	128	159	171	217	315
SNL Thrift Index	100	118	129	117	94	138

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

Item 6. Selected Financial Data

The following financial information and other data in this section are derived from the Company’s audited consolidated financial statements and should be read together therewith:

	At June 30,
	2021	2020	2019	2018	2017
	(In Thousands)
Balance Sheet Data:
Cash and equivalents	$67,855	$180,967	$38,935	$128,864	$78,237
Assets	7,283,735	6,758,175	6,634,829	6,579,874	4,818,127
Net loans receivable	4,793,229	4,461,070	4,645,654	4,470,483	3,215,975
Investment securities available for sale	1,676,864	1,385,703	714,263	725,085	613,760
Investment securities held to maturity	38,138	32,556	576,652	589,730	493,321
Goodwill	210,895	210,895	210,895	210,895	108,591
Deposits	5,485,306	4,430,282	4,147,610	4,073,604	2,929,745
Borrowings	685,876	1,173,165	1,321,982	1,198,646	806,228
Stockholders' equity	1,042,944	1,084,177	1,127,159	1,268,748	1,057,181

	For the Years Ended June 30,
	2021	2020	2019	2018	2017
	(In Thousands, Except Percentage and Per Share Amounts)
Summary of Operations:
Interest income	$234,360	$233,208	$237,333	$171,431	$139,093
Interest expense	49,851	83,854	82,020	50,138	36,519
Net interest income	184,509	149,354	155,313	121,293	102,574
(Reversal of) provision for credit losses	(1,121)	4,197	3,556	2,706	5,381
Net interest income after (reversal of) provision for credit losses	185,630	145,157	151,757	118,587	97,193
Non-interest income	24,751	19,719	13,555	13,263	11,348
Non-interest expenses	125,885	107,624	109,243	97,850	81,118
Income before taxes	84,496	57,252	56,069	34,000	27,423
Income tax expense	21,263	12,287	13,927	14,404	8,820
Net income	$63,233	$44,965	$42,142	$19,596	$18,603

Per Share Data:
Net income per share - Basic and diluted	$0.77	$0.55	$0.46	$0.24	$0.22
Weighted average number of common shares outstanding (in thousands):
Basic	82,387	82,409	91,054	82,587	84,590
Diluted	82,391	82,430	91,100	82,643	84,661
Cash dividends per share	$0.35	$0.29	$0.37	$0.25	$0.10
Dividend payout ratio (1)	45.1%	52.8%	80.8%	102.9%	45.0%

(1)Represents cash dividends declared divided by net income.

	At or For the Years Ended June 30,
	2021	2020	2019	2018	2017
Performance ratios:
Return on average assets (net income divided by average total assets)	0.86%	0.67%	0.63%	0.37%	0.40%
Return on average equity (net income divided by average total equity)	5.79%	4.10%	3.52%	1.81%	1.68%
Return on average tangible equity (net income divided by by average tangible equity) (1)	7.22%	5.10%	4.30%	2.08%	1.87%
Net interest rate spread	2.61%	2.22%	2.31%	2.25%	2.14%
Net interest margin	2.75%	2.45%	2.56%	2.50%	2.41%
Average interest-earning assets to average interest-earning liabilities	118.63%	117.24%	118.88%	125.12%	132.14%
Efficiency ratio (non-interest expenses divided by sum of net interest income and non-interest income)	60.16%	63.66%	64.69%	72.72%	71.20%
Non-interest expense to average assets	1.72%	1.61%	1.64%	1.86%	1.76%

Asset Quality Ratios:
Non-performing loans to total loans	1.64%	0.82%	0.43%	0.37%	0.58%
Non-performing assets to total assets	1.10%	0.55%	0.31%	0.27%	0.43%
Net charge-offs to average loans outstanding	0.03%	0.00%	0.02%	0.03%	0.01%
Allowance for credit losses to total loans	1.19%	0.82%	0.70%	0.68%	0.90%
Allowance for credit losses to non-performing loans	72.92%	101.72%	164.15%	183.08%	155.18%

Capital Ratios:
Average equity to average assets	14.88%	16.39%	17.97%	20.54%	24.02%
Equity to assets at period end	14.32%	16.04%	16.99%	19.28%	21.94%
Tangible equity to tangible assets at period end (2)	11.72%	13.29%	14.19%	16.53%	20.14%

(1)Average tangible equity equals total average stockholders’ equity reduced by average goodwill and average core deposit intangible assets.

(2)Tangible equity equals total stockholders’ equity reduced by goodwill and core deposit intangible assets.

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

Critical Accounting Policies

Our accounting policies are integral to understanding the results reported. We describe them in detail in Note 1 to our audited consolidated financial statements. In preparing the audited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of financial condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses.

Allowance for Credit Losses. The allowance for credit losses represents the estimated amount considered necessary to cover lifetime expected credit losses inherent in financial assets at the balance sheet date. The measurement of expected credit losses is applicable to loans receivable and securities measured at amortized cost. It also applies to off-balance sheet credit exposures such as loan commitments and unused lines of credit. The allowance is established through a provision for credit losses that is charged against income. The methodology for determining the allowance for credit losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the forecasted economic environment that could result in changes to the amount of the recorded allowance for credit losses. The allowance for credit losses is reported separately as a contra-asset on the consolidated statement of financial condition. The expected credit loss for unfunded lending commitments and unfunded loan commitments is reported on the consolidated statement of financial condition in other liabilities while the provision for credit losses related to unfunded commitments is reported in other non-interest expense.

Allowance for Credit Losses on Loans Receivable. The allowance for credit losses on loans is deducted from the amortized cost basis of the loan to present the net amount expected to be collected. Expected losses are evaluated and calculated on a collective, or pooled, basis for those loans which share similar risk characteristics. At each reporting period, the Company evaluates whether loans within a pool continue to exhibit similar risk characteristics. If the risk characteristics of a loan change, such that they are no longer similar to other loans in the pool, the Company will evaluate the loan with a different pool of loans that share similar risk characteristics.  If the loan does not share risk characteristics with other loan pools, the Company will evaluate the loan on an individual basis. The Company evaluates the pooling methodology at least annually. Loans are charged off against the allowance for credit losses when the Company believes the balances to be uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged off or expected to be charged off.

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

Also included in the allowance for credit losses on loans are qualitative reserves to cover losses that are expected but, in the Company’s assessment, may not be adequately represented in the quantitative analysis or the forecasts described above. Factors that the Company considers include changes in lending policies and procedures, business conditions, the nature and size of the portfolio, portfolio concentrations, the volume and severity of past due loans and non-accrual loans, the effect of external factors such as competition, legal and regulatory requirements, among others. Qualitative loss factors are applied to each portfolio segment with the amounts judgmentally determined by the relative risk to the most severe loss periods identified in the historical loan charge-offs of a peer group of similar-sized regional banks.

Individually Evaluated Loans. On a case-by-case basis, the Company may conclude that a loan should be evaluated on an individual basis based on its disparate risk characteristics. When the Company determines that a loan no longer shares similar risk characteristics with other loans in the portfolio, the allowance will be determined on an individual basis using the present value of expected cash flows or, for collateral-dependent loans, the fair value of the collateral as of the reporting date, less estimated selling costs, as applicable. If the fair value of the collateral is less than the amortized cost basis of the loan, the Company will charge off the difference between the fair value of the collateral, less costs to sell at the reporting date and the amortized cost basis of the loan.

Acquired Loans. Acquired loans are included in the Company's calculation of the allowance for credit losses. How the allowance on an acquired loan is recorded depends on whether or not it has been classified as a PCD loan. PCD loans are loans acquired at a discount that is due, in part, to credit quality. PCD loans are accounted for in accordance with ASC Subtopic 326-20 and are initially recorded at fair value as determined by the sum of the present value of expected future cash flows and an allowance for credit losses at acquisition. The allowance for PCD loans is recorded through a gross-up effect, while the allowance for acquired non-PCD loans is recorded through provision expense, consistent with originated loans. Thus, the determination of which loans are PCD and non-PCD can have a significant impact on the accounting for these loans. Subsequent to acquisition, the allowance for PCD loans will generally follow the same estimation, provision and charge-off process as non-PCD acquired and originated loans.

Business Combinations. We account for business combinations under the purchase method of accounting. The application of this method of accounting requires the use of significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration between assets that are amortized, accreted or depreciated from those that are recorded as goodwill or bargain purchase gain. Our estimates of the fair values of assets acquired and liabilities assumed are based upon assumptions that we believe to be reasonable, and whenever necessary, include assistance from independent third-party appraisal and valuation firms.

Goodwill. Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company performed its annual impairment test during the fourth quarter of its fiscal year ended June 30, 2021. Goodwill is the only intangible asset with an indefinite life our audited consolidated Statement of Financial Condition.

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

The annual quantitative assessment of goodwill for our single reporting unit was performed utilizing a discounted cash flow analysis (“income approach”) and estimates of selected market information (“market approach”). The income approach measures the fair value of an interest in a business by discounting expected future cash flows to present value. The market approach takes into consideration fair values of comparable companies operating in similar lines of business that are potentially subject to similar economic and environmental factors and could be considered reasonable investment alternatives. The results of the income approach were weighted at 50% while the results of the market approach were weighted at 50%. The results of the annual quantitative impairment analysis indicated that the fair value exceeded the carrying value for our single reporting unit.

No impairment charges were required to be recorded in the years ended June 30, 2021, 2020 or 2019. If an impairment loss is determined to exist in the future, such loss will be reflected as an expense in the consolidated statements of income in the period in which the impairment loss is determined.

Comparison of Financial Condition at June 30, 2021 and June 30, 2020

Executive Summary.  Total assets increased by $525.6 million, or 7.8%, to $7.28 billion at June 30, 2021 from $6.76 billion at June 30, 2020. As described in greater detail below, the increase in total assets was largely the result of the Company’s July 10, 2020 acquisition of MSB. The increase primarily reflected increases in investment securities, net loans receivable and other assets, partially offset by decreases in cash and equivalents and loans held-for-sale.

Investment Securities. Investment securities available for sale increased by $291.2 million, to $1.68 billion at June 30, 2021, from $1.39 billion at June 30, 2020. This increase reflected security purchases totaling $918.7 million, net of security sales totaling $97.4 million, principal repayments totaling $521.1 million, and a $12.5 million decrease in the fair value of the portfolio to a net unrealized gain of $10.0 million. Included in this increase were securities acquired from MSB with fair values of $3.5 million at the time of acquisition.

Investment securities held to maturity increased by $5.5 million to $38.1 million at June 30, 2021 from $32.6 million at June 30, 2020. The increase in the portfolio reflected security purchases totaling $12.3 million, net of principal repayments totaling $6.8 million.

Additional information regarding investment securities at June 30, 2021 is presented under “Item 1. Business” of this Annual Report on Form 10-K, as well as in Note 4 to the audited consolidated financial statements.

Loans Held-for-Sale. Loans held-for-sale totaled $16.5 million at June 30, 2021 as compared to $20.8 million at June 30, 2020 and are reported separately from the balance of net loans receivable. During the year ended June 30, 2021, $285.4 million of residential mortgage loans were sold, resulting in net gains on sale of $5.1 million.

Net Loans Receivable. Net loans receivable increased by $332.2 million, or 7.4%, to $4.79 billion at June 30, 2021 from $4.46 billion at June 30, 2020. Included in this increase were loans with fair values totaling $530.2 million that were acquired in conjunction with the acquisition of MSB. Partially offsetting this increase was a decrease of $58.8 million in PPP loan balances and a decrease of $131.2 million in other non-acquired loans. Detail regarding the change in the loan portfolio is presented below:

	June 30,	June 30,	Increase/
	2021	2020	(Decrease)
	(In Thousands)
Commercial loans:
Multi-family mortgage	$2,039,260	$2,059,568	$(20,308)
Nonresidential mortgage	1,079,444	960,853	118,591
Commercial business	168,951	138,788	30,163
Construction	93,804	20,961	72,843
Total commercial loans	3,381,459	3,180,170	201,289

One- to four-family residential mortgage	1,447,721	1,273,022	174,699

Consumer loans:
Home equity loans	47,871	82,920	(35,049)
Other consumer	3,259	3,991	(732)
Total consumer	51,130	86,911	(35,781)

Total loans	4,880,310	4,540,103	340,207

Unaccreted yield adjustments	(28,916)	(41,706)	12,790
Allowance for credit losses	(58,165)	(37,327)	(20,838)

Net loans receivable	$4,793,229	$4,461,070	$332,159

Commercial loan origination volume for the year ended June 30, 2021 totaled $507.5 million, which comprised $352.5 million of commercial mortgage loan originations, $104.6 million of commercial business loan originations and construction loan disbursements of $50.4 million. Commercial loan originations for the period were augmented by the purchase of loans totaling $21.6 million. Additionally, in conjunction with the acquisition of MSB, the Company acquired commercial loans with fair values totaling approximately $383.1 million.

One- to four-family residential mortgage loan origination volume, excluding loans held-for-sale, totaled $553.2 million for the year ended June 30, 2021 and was augmented by the purchase of loans totaling $60.1 million. Home equity loan and line of credit origination volume for the same period totaled $15.8 million. Additionally, in conjunction with the acquisition of MSB, the Company acquired one- to four-family residential mortgage loans and home equity loans and lines of credit with fair values totaling approximately $132.5 million and $14.1 million, respectively.

Additional information about the Company’s loans at June 30, 2021 is presented under “Item 1. Business” of this Annual Report on Form 10-K, as well as in Note 5 to the audited consolidated financial statements.

Nonperforming Loans and TDRs. Nonperforming loans increased by $43.1 million to $79.8 million, or 1.64% of total loans at June 30, 2021, from $36.7 million, or 0.82% of total loans at June 30, 2020. Included in this increase were $14.4 million of non-performing loans acquired from MSB, whose fair values at acquisition reflected various levels of impairment. Non-performing loans at June 30, 2021 did not include $51.8 million of performing PCD loans acquired from MSB. The increase in nonperforming loans was largely attributable to increases in non-performing multi-family mortgage loans, nonresidential mortgage loans and one- to four-family residential mortgage loans, with increases totaling $15.6 million, $13.3 million and $10.8 million, for those loan segments, respectively.

TDRs are loans where the Company has modified the contractual terms of the loan as a result of the financial condition of the borrower. Subsequent to their modification, TDRs are placed on non-accrual until such time as satisfactory payment performance has been demonstrated, at which time the loan may be returned to accrual status. At June 30, 2021, the Company had accruing TDRs totaling $6.2 million, a decrease of $2.2 million from $8.4 million at June 30, 2020. At June 30, 2021, the Company had non-accrual TDRs totaling $11.6 million, a decrease of $1.5 million from $13.1 million at June 30, 2020.

As noted above, based on Section 4013 of the CARES Act, the 2021 Consolidated Appropriations Act and related regulatory guidance promulgated by federal banking regulators, qualifying loan modifications, including short-term payment deferrals, are not considered to be TDRs. The Company had active payment deferrals, which were not considered TDRs, of $5.6 million and $781.3 million at June 30, 2021 and June 30, 2020, respectively.

Additional information about nonperforming loans and TDRs at June 30, 2021 is presented under “Item 1. Business” of this Annual Report on Form 10-K, as well as in Note 5 to the audited consolidated financial statements.

Allowance for Credit Losses (“ACL”). At June 30, 2021, the ACL totaled $58.2 million, or 1.19% of total loans, reflecting an increase of $20.9 million from $37.3 million, or 0.82% of total loans, at June 30, 2020. This increase largely resulted from the adoption of CECL, which increased the ACL for loans receivable by $19.6 million, the establishment of an ACL for loans acquired from MSB totaling $9.0 million and an increase in the portion of the ACL attributable to loans individually evaluated for impairment. This increase was partially offset by net charge-offs and the impact of an improved economic forecast and credit risk outlook.

Additional information about the allowance for loan credit at June 30, 2021 is presented under “Item 1. Business” of this Annual Report on Form 10-K, as well as in Note 1 and Note 6 to the audited consolidated financial statements.

Other Assets. The aggregate balance of other assets, including premises and equipment, FHLB stock, interest receivable, goodwill, core deposit intangibles, bank owned life insurance, deferred income taxes, OREO and other assets, increased by $14.1 million to $691.2 million at June 30, 2021 from $677.1 million at June 30, 2020.

The increase in other assets primarily reflected the impact of the MSB acquisition through which the Company acquired other assets with fair values totaling $34.1 million. The increase in other assets was partially offset by a decrease in the balance of FHLB stock during the year ended June 30, 2021.

The remaining increases and decreases in other assets for the year ended June 30, 2021 generally reflected normal operating fluctuations in their respective balances.

Deposits. Total deposits increased by $1.06 billion, or 23.8%, to $5.49 billion at June 30, 2021 from $4.43 billion at June 30, 2020. The increase in deposits reflected the impact of organic growth in deposits of $594.9 million coupled with the MSB acquisition through which the Company assumed deposits with fair values totaling $460.2 million. The following table sets forth the distribution of, and changes in, deposits, by type, at the dates indicated:

	June 30,	June 30,
	2021	2020	Increase
	(In Thousands)
Non-interest-bearing deposits	$593,718	$419,138	$174,580

Interest-bearing deposits:
Interest-bearing demand	1,902,478	1,264,151	638,327
Savings	1,111,364	906,597	204,767
Certificates of deposit	1,877,746	1,840,396	37,350
Interest-bearing deposits	4,891,588	4,011,144	880,444
Total deposits	$5,485,306	$4,430,282	$1,055,024

Additional information about our deposits at June 30, 2021 is presented under “Item 1. Business” of this Annual Report on Form 10-K, as well as in Note 10 to the audited consolidated financial statements.

Borrowings. The balance of borrowings decreased by $487.3 million, or 41.5%, to $685.9 million at June 30, 2021 from $1.17 billion at June 30, 2020 and reflected the repayment of maturing FHLB advances totaling $475.0 million, the pre-payment of FHLB advances totaling $27.0 million and a decrease in depositor sweep accounts totaling $5.7 million. Borrowings at June 30, 2021 also included other overnight borrowings totaling $20.0 million while there were no such borrowings at June 30, 2020. In conjunction with the acquisition of MSB, the Company assumed overnight FHLB advances with fair values totaling $62.9 million, which were immediately repaid.

Additional information about our borrowings at June 30, 2021 is presented under “Item 1. Business” of this Annual Report on Form 10-K, as well as in Note 11to the audited consolidated financial statements.

Other Liabilities. The balance of other liabilities, including advance payments by borrowers for taxes and other miscellaneous liabilities, decreased by $942,000 to $69.6 million at June 30, 2021 from $70.6 million at June 30, 2020. The change in the balance of other liabilities reflected the adoption of CECL, as noted above. At adoption the Company increased its ACL by $536,000 for unfunded loan commitments while also recording a provision for ACL of $1.2 million during the year ended June 30, 2021. The change in other liabilities also reflected a $17.5 million decrease in the fair value of the Company’s outstanding liability derivatives positions which was partially offset by a $12.5 million loan participation liability which was paid shortly after fiscal year-end. The remaining change generally reflected normal operating fluctuations in the balances of other liabilities during the period.

Additional information about the Company’s derivatives portfolio at June 30, 2021 is presented under “Item 1. Business” of this Annual Report on Form 10-K, as well as in Note 12 to the audited consolidated financial statements.

Stockholders’ Equity.  Stockholders’ equity decreased by $41.2 million to $1.04 billion at June 30, 2021 from $1.08 billion at June 30, 2020. The decrease in stockholders’ equity during the year ended June 30, 2021 largely reflected share repurchases totaling $119.0 million, cash dividends totaling $28.5 million and a $14.2 million cumulative effect adjustment related to the adoption of CECL, partially offset by the issuance of $45.1 million of capital stock in conjunction with the acquisition of MSB and net income of $63.2 million.

Book value per share increased by $0.25 to $13.21 at June 30, 2021 while tangible book value per share increased by $0.10 to $10.49 at June 30, 2021.

In March 2019 the Company announced its fourth stock repurchase plan which authorized the repurchase of 9,218,324 shares, or 10% of the Company’s outstanding common stock. On March 25, 2020, that plan was temporarily suspended due to the risks and uncertainties associated with the COVID-19 pandemic and on October 19, 2020, the Company announced the resumption of that plan. On October 19, 2020, the Company also announced the approval of a fifth repurchase plan totaling 4,475,523 shares, or 5%, of the Company’s outstanding common stock. On January 22, 2021, the Company announced the completion of its fifth stock repurchase plan and the authorization of a sixth stock repurchase plan to repurchase up to 4,210,520 shares, or 5%, of the Company’s outstanding stock. On May 26, 2021, the Company announced the completion of its sixth stock repurchase plan and the authorization of a seventh stock repurchase plan to repurchase up to 4,064,649 shares, or 5%, of the Company’s outstanding common stock.

During the year ended June 30, 2021, the Company repurchased a total of 10,567,073 shares of its common stock which were repurchased in conjunction with the Company’s fourth, fifth, sixth and seventh repurchase plans. Such shares were repurchased at a total cost of $119.0 million and at an average cost of $11.26 per share.

Including shares previously repurchased, the shares associated with the fourth repurchase plan were repurchased at a total cost of $117.9 million and at an average cost of $12.79 per share. The shares associated with the Company’s fifth share repurchase plan were repurchased at a total cost of $46.9 million and at an average cost of $10.48 per share. The shares associated with the Company’s sixth share repurchase plan were repurchased at a total cost of $51.1 million and at an average cost of $12.15 per share.

During the year ended June 30, 2021, and in conjunction with the Company’s seventh repurchase program, the Company repurchased 1,120,000 shares at a cost of $14.2 million and at an average cost of $12.65 per share which represented 27.6% of the total shares authorized to be repurchased.

Comparison of Operating Results for the Years Ended June 30, 2021, and June 30, 2020

Net Income. Net income for the year ended June 30, 2021 was $63.2 million, or $0.77 per diluted share, an increase of 40.6% from $45.0 million, or $0.55 per diluted share for the year ended June 30, 2020. The increase in net income reflected increases in net interest income and non-interest income and a decrease in the provision for credit losses that was partially offset by increases in non-interest expense and income tax expense. Net income for the year ended June 30, 2021 also reflected various non-recurring items, including items recognized in conjunction with the Company’s acquisition of MSB.

Net Interest Income. Net interest income increased by $35.2 million to $184.5 million for the year ended June 30, 2021. The increase between the comparative periods resulted from a decrease of $34.0 million in interest expense and an increase of $1.2 million in interest income.

Net interest spread increased by 39 basis points to 2.61% for the year ended June 30, 2021, from 2.22% for the year ended June 30, 2020. Net interest margin increased 30 basis points to 2.75%, from 2.45%, for the same comparative periods. The increase in spread and margin reflected a decrease in the average cost of interest-bearing liabilities that was partially offset by a decrease in the average yield on interest-earning assets.

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

	For the Years Ended June 30,
	2021				2020				2019
	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$4,866,436		$198,515	4.08%	$4,568,816		$187,003	4.09%	$4,669,436		$192,386	4.12%
Taxable investment securities (2)	1,571,452		31,238	1.99	1,291,516		39,321	3.04	1,171,335		37,213	3.18
Tax-exempt securities (2)	74,604		1,652	2.21	111,477		2,393	2.15	134,489		2,839	2.11
Other interest-earning assets (3)	200,435		2,955	1.47	122,278		4,491	3.67	101,595		4,895	4.82
Total interest-earning assets	6,712,927		234,360	3.49	6,094,087		233,208	3.83	6,076,855		237,333	3.91
Non-interest-earning assets	620,934				595,158				582,838
Total assets	$7,333,861				$6,689,245				$6,659,693

Interest-bearing liabilities:
Interest-bearing demand	$1,726,190		$7,028	0.41	$1,041,188		$11,433	1.10	$796,815		$8,125	1.02
Savings	1,066,794		3,299	0.31	831,832		6,735	0.81	761,203		4,186	0.55
Certificates of deposit	1,931,887		21,208	1.10	2,032,046		40,684	2.00	2,194,513		40,200	1.83
Total interest-bearing deposits	4,724,871		31,535	0.67	3,905,066		58,852	1.51	3,752,531		52,511	1.40
Borrowings	933,711		18,316	1.96	1,293,096		25,002	1.93	1,359,323		29,509	2.17
Total interest-bearing liabilities	5,658,582		49,851	0.88	5,198,162		83,854	1.61	5,111,854		82,020	1.60
Non-interest-bearing liabilities (4)	583,886				394,758				351,217
Total liabilities	6,242,468				5,592,920				5,463,071
Stockholders' equity	1,091,393				1,096,325				1,196,622
Total liabilities and stockholders' equity	$7,333,861				$6,689,245				$6,659,693

Net interest income			$184,509				$149,354				$155,313
Interest rate spread (5)				2.61%				2.22%				2.31%
Net interest margin (6)				2.75%				2.45%				2.56%
Ratio of interest-earning assets to interest-bearing liabilities	1.19	X			1.17	X			1.19	X

(1)

Loans held-for-sale and non-accruing loans have been included in loans receivable and the effect of such inclusion was not material. Allowance for loan losses has been included in non-interest-earning assets.

(2)	Fair value adjustments have been excluded in the balances of interest-earning assets.
(3)	Includes interest-bearing deposits at other banks and FHLB of New York capital stock.
(4)	Includes average balances of non-interest-bearing deposits of $518,149,000, $334,522,000 and $312,169,000, for the years ended June 30, 2021, 2020 and 2019, respectively.
(5)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	Year Ended June 30, 2021 versus Year Ended June 30, 2020			Year Ended June 30, 2020 versus Year Ended June 30, 2019
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)			(In Thousands)
Interest and dividend income
Loans receivable	$11,976	$(464)	$11,512	$(4,023)	$(1,360)	$(5,383)
Taxable investment securities	7,341	(15,424)	(8,083)	3,770	(1,662)	2,108
Tax-exempt securities	(807)	66	(741)	(498)	52	(446)
Other interest-earning assets	1,984	(3,520)	(1,536)	890	(1,294)	(404)
Total interest-earning assets	$20,494	$(19,342)	$1,152	$139	$(4,264)	$(4,125)

Interest expense:
Interest-bearing demand	$5,100	$(9,505)	$(4,405)	$2,634	$674	$3,308
Savings and club	1,533	(4,969)	(3,436)	418	2,131	2,549
Certificates of deposit	(1,923)	(17,553)	(19,476)	(3,094)	3,578	484
Borrowings	(7,067)	381	(6,686)	(1,378)	(3,129)	(4,507)
Total interest-bearing liabilities	(2,357)	(31,646)	(34,003)	(1,420)	3,254	1,834

Change in net interest income	$22,851	$12,304	$35,155	$1,559	$(7,518)	$(5,959)

Provision for Credit Losses.  The provision for credit losses decreased by $5.3 million to a provision for credit losses reversal of $1.1 million for the year ended June 30, 2021, compared to a provision for credit losses of $4.2 million for the year ended June 30, 2020. The level of provision for the year ended June 30, 2021 was largely attributable to $5.1 million of provision expense on non-PCD loans acquired in connection with the acquisition of MSB and an increase of $6.6 million in reserves on individually evaluated loans, partially offset by a release of reserves within certain loan segments, reflecting the improving credit risk outlook for those asset classes in the reasonable and supportable forecast. By comparison, the provision for the year ended June 30, 2020 was largely attributable to increases in qualitative factors associated with the economic impact of COVID-19 under the incurred loss standard.

The increase in reserves on individually evaluated loans, noted above, was largely attributable to five non-performing commercial real estate loans, with principal balances totaling $16.7 million.

Additional information regarding the allowance for credit losses and the associated provisions recognized during the year ended June 30, 2021 is presented under “Item 1, Business” on this Annual Report on Form 10-K as well as in Note 1 and Note 6 to the audited consolidated financial statements as well as the Comparison of Financial Condition at June 30, 2021.

Non-Interest Income.  Non-interest income increased by $5.0 million, or 25.5%, to $24.8 million for the year ended June 30, 2021. Included in non-interest income for the years ended June 30, 2021 and 2020 were various non-recurring items, including items recognized in conjunction with the Company’s acquisition of MSB.

Fees and service charges decreased by $1.0 million to $5.6 million for the year ended June 30, 2021. The decrease primarily reflected a decrease in loan-related fees attributable to a decrease in commercial loan prepayment activity.

Gain on sale and call of securities reflected a net gain of $767,000 during the year ended June 30, 2021 compared to a net gain of $2.3 million, recorded during the earlier comparative period.

Gain on sale of loans increased by $2.4 million to $5.6 million for the year ended June 30, 2021. The increase in loan sale gains reflected an increase in the volume of loans originated and sold between comparative periods coupled with an increase in the average gain per loan. The increase for the year ended June 30, 2021 also included gains of $352,000 recognized on the sale of $43.6 million of PPP loans.

The Company recognized a net loss of $28,000 related to the write down and sale of OREO during the year ended June 30, 2020, while there was no such loss recorded during the current period.

Bargain purchase gain totaled $3.1 million for the year ended June 30, 2021. The bargain purchase gain resulted from a decline in the market value of the Company’s stock, due to the COVID-19 pandemic, which occurred between the announcement date and closing date of the MSB acquisition. There was no such gain recorded in the prior comparative period.

Other non-interest income increased by $1.6 million to $1.8 million for the year ended June 30, 2021. The increase primarily reflected $309,000 of PPP-related referral fees and $1.0 million of non-recurring gains on asset disposals recognized in the current period, as compared to $342,000 of non-recurring losses on asset disposals recognized in the prior comparative period.

The remaining changes in the other components of non-interest income between comparative periods generally reflected normal operating fluctuations within those line items.

Non-Interest Expense. Non-interest expense increased by $18.3 million, or 17.0%, to $125.9 million for the year ended June 30, 2021. Included in non-interest expense for the years ended June 30, 2021 and 2020 were various non-recurring items, including items recognized in conjunction with the Company’s acquisition of MSB.

Salaries and employee benefits expense increased by $6.8 million to $68.8 million for the year ended June 30, 2021. This increase primarily reflected additional salary and payroll tax expense associated with employees retained in conjunction with the MSB acquisition and new hires, who were largely concentrated within the lending and retail banking lines of business. These increases were partially offset by decreases in employee severance, ESOP expense and stock benefit plan expense.

Net occupancy expense of premises increased by $1.2 million to $12.7 million for the year ended June 30, 2021. This increase was largely attributable to the ongoing operating expenses associated with the owned and leased office facilities acquired in conjunction with the MSB acquisition coupled with an increase of $460,000 in snow removal expense. The change in net occupancy expense also reflected $22,000 of lease termination costs that were incurred during the current period. By comparison, lease termination costs totaling $517,000 were incurred in the prior comparative period.

Equipment and systems expense increased by $3.1 million to $14.9 million for the year ended June 30, 2021. This increase was largely attributable to increases in equipment, technology infrastructure, core processing and electronic banking delivery channel expense associated with the Company’s growth in clients and accounts, a portion of which was attributable to the acquisition of MSB. This increase also reflected non-recurring core processing expense reductions totaling $907,000 that were recorded in the prior comparative period that were associated with the re-negotiation of the Company’s core processing contract.

Advertising and marketing expense decreased by $627,000 to $2.2 million for the year ended June 30, 2021. This decrease largely reflected changes in advertising expense across a variety of advertising formats reflecting normal fluctuations in the timing of certain campaigns supporting our loan and deposit growth initiatives.

FDIC insurance premiums increased by $1.7 million to $1.9 million for the year ended June 30, 2021. This increase was attributable to no expense being recorded during the first nine months of fiscal 2020 as a result of credits available to the Bank under the FDIC’s Small Bank Assessment Credit program.

Merger-related expenses, associated with the Company’s acquisition of MSB, increased by $3.4 million to $4.3 million for the year ended June 30, 2021.

Debt extinguishment expenses, resulting from the pre-payment of FHLB advances, totaled $796,000 for the year ended June 30, 2021 as compared to $2.2 million for the year ended June 30, 2020.

Other expense increased by $4.1 million to $17.3 million for the year ended June 30, 2021. This increase, for the year ended June 30, 2021, was primarily attributable to asset impairment charges of $1.9 million, arising from the transfer of various branch and administrative facilities to held-for sale status and $800,000, attributable to the partial write-down of the value of the Company’s equity investment in a start-up financial technology company whose remaining book value totaled $200,000 as of that date. Also included in other expense, for the year ended June 30, 2021, was $1.2 million of credit loss expense for off-balance sheet exposures required in connection with the Company’s adoption of CECL for which no such expense was recorded in the prior comparative period. For the year ended June 30, 2020, the recovery of an asset write-down totaling $288,000 was recorded.

Provision for Income Taxes. Provision for income taxes increased by $9.0 million to $21.3 million for the year ended June 30, 2021, from $12.2 million for the year ended June 30, 2020.

The increase in income tax expense largely reflected a higher level of pre-tax net income, as compared to the prior period, resulting in a higher provision for income tax expense. This increase also reflected a $1.6 million reduction in income tax expense that was recorded in the prior comparative period, which was attributable to the carryback of net operating losses into prior periods.

Effective tax rates for the year ended June 30, 2021 and June 30, 2020 were 25.2% and 21.5%, respectively. The effective tax rate for the year ended June 30, 2021 largely reflected the effects of various non-recurring items recorded in conjunction with the Company’s acquisition of MSB, including non-deductible merger related expenses, which were partially offset by a non-taxable bargain purchase gain. The effective tax rate for the prior comparative period was primarily driven by a reduction of income tax expense attributable to the carryback of net operating losses, as discussed above.

Comparison of Operating Results for the Years Ended June 30, 2020, and June 30, 2019

A comparison of our operating results for the years ended June 30, 2020 and June 30, 2019 can be found in our Annual Report on Form 10-K for the year ended June 30, 2020, filed with the SEC on August 28, 2020.

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

Liquidity, at June 30, 2021, included $67.9 million of short-term cash and equivalents supplemented by $1.68 billion of investment securities classified as available for sale which can readily be sold or pledged as collateral, if necessary. In addition, the Company has the capacity to borrow additional funds from the FHLB, Federal Reserve Bank or via unsecured lines of credit. As of June 30, 2021, the Company had the capacity to borrow additional funds totaling $2.13 billion and $233.1 million, without pledging additional collateral, from the FHLB of New York and Federal Reserve Bank, respectively. The Company also had the capacity to borrow additional funds, on an unsecured basis, via lines of credit established with other financial institutions. As of June 30, 2021, the available borrowing capacity under those lines of credit totaled $651.0 million.

Deposits increased $1.06 billion to $5.49 billion at June 30, 2021 from $4.43 billion at June 30, 2020. The increase in deposit balances reflected an $880.4 million increase in interest-bearing deposits coupled with a $174.6 million increase in non-interest-bearing deposits. Borrowings from the FHLB of New York and other sources are generally available to supplement the Bank’s liquidity position or to replace maturing deposits. As of June 30, 2021, the Bank’s outstanding balance of FHLB advances, excluding fair value adjustments, totaled $667.5 million.

The following table sets forth information concerning balances and interest rates on our short-term borrowings at and for the periods shown:

	At or For the Years Ended June 30,
	2021	2020	2019
	(Dollars in Thousands)
Balance at end of year	$390,000	$865,000	$825,000
Average balance during year	$646,896	$904,262	$854,554
Maximum outstanding at any month end	$815,000	$1,075,000	$975,000
Weighted average interest rate at end of year	0.33%	0.45%	2.54%
Weighted average interest rate during year	1.08%	2.14%	2.48%

The following table discloses our contractual obligations and commitments as of June 30, 2021:

	At June 30, 2021
	Less than One Year	One to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(In Thousands)
Contractual obligations
Operating lease obligations	$3,604	$5,370	$3,676	$7,205	$19,855
Certificates of deposit	1,510,761	287,984	72,703	6,298	1,877,746
Federal Home Loan Bank Advances	390,000	167,500	110,000	-	667,500

Total contractual obligations	$1,904,365	$460,854	$186,379	$13,503	$2,565,101

Commitments
Undisbursed funds from approved lines of credit (1)	$86,176	$28,207	$7,231	$59,464	$181,078
Construction loans in process (1)	138,328	-	-	-	138,328
Other commitments to extend credit (1)	192,832	-	-	-	192,832

Total commitments	$417,336	$28,207	$7,231	$59,464	$512,238

(1)	Represents amounts committed to customers.

In addition to the loan commitments noted above, the pipeline of loans held for sale included $48.4 million of in process loans whose terms included interest rate locks to borrowers that were paired with a best-efforts commitment to sell the loan to a buyer at a fixed price and within a predetermined timeframe after the sale commitment is established.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving our facilities. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to extend credit to meet the financing needs of our customers. We had no significant off-balance sheet commitments for capital expenditures as of June 30, 2021.

In addition to the commitments noted above, we are party to standby letters of credit totaling approximately $739,000 at June 30, 2021 through which we guarantee certain specific business obligations of our commercial customers.

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

At June 30, 2021, outstanding loan commitments relating to loans held in portfolio totaled $512.2 million compared to $145.1 million at June 30, 2020. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For additional information regarding our outstanding lending commitments at June 30, 2021, see Note 17 to the audited consolidated financial statements.

Capital

Consistent with our goals to operate as a sound and profitable financial organization, Kearny Financial and Kearny Bank actively seek to maintain our well capitalized status in accordance with regulatory standards. As of June 30, 2021, Kearny Financial and Kearny Bank exceeded all capital requirements of the federal banking regulators and were considered well capitalized.

The following table presents information regarding the Bank’s regulatory capital levels at June 30, 2021:

	At June 30, 2021
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$761,883	17.22%	$353,970	8.00%	$442,462	10.00%
Tier 1 capital (to risk-weighted assets)	726,737	16.42%	265,477	6.00%	353,970	8.00%
Common equity tier 1 capital (to risk-weighted assets)	726,737	16.42%	199,108	4.50%	287,600	6.50%
Tier 1 capital (to adjusted total assets)	726,737	10.23%	284,114	4.00%	355,142	5.00%

The following table presents information regarding the consolidated Company’s regulatory capital levels at June 30, 2020:

	At June 30, 2021
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$872,823	19.65%	$355,274	8.00%
Tier 1 capital (to risk-weighted assets)	837,677	18.86%	266,456	6.00%
Common equity tier 1 capital (to risk-weighted assets)	837,677	18.86%	199,842	4.50%
Tier 1 capital (to adjusted total assets)	837,677	11.76%	284,877	4.00%

For additional information regarding regulatory capital at June 30, 2021, see Note 15 to the audited consolidated financial statements.

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

For both earnings and capital at risk our interest rate risk analysis calculates a base case scenario that assumes no change in interest rates. The model then measures changes throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve up and down 100, 200 and 300 basis points with additional scenarios modeled where appropriate. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates. The relatively low level of interest rates prevalent at June 30, 2021 and June 30, 2020 precluded the modeling of certain falling rate scenarios.

The following tables present the results of our internal EVE analysis as of June 30, 2021 and June 30, 2020, respectively:

	June 30, 2021
	Economic Value of Equity ("EVE")			EVE as a % of Present Value of Assets
Change in Interest Rates	$ Amount of EVE	$ Change in EVE	% Change in EVE	EVE Ratio	Change in EVE Ratio
	(Dollars in Thousands)
+300 bps	1,083,847	(104,809)	(9)%	16.45%	(20)	bps
+200 bps	1,132,915	(55,741)	(5)%	16.72%	7	bps
+100 bps	1,176,890	(11,766)	(1)%	16.89%	24	bps
0 bps	1,188,656	-	-	16.65%	-
-100 bps	1,071,463	(117,193)	(10)%	14.84%	(181)	bps

	June 30, 2020
	Economic Value of Equity ("EVE")			EVE as a % of Present Value of Assets
Change in Interest Rates	$ Amount of EVE	$ Change in EVE	% Change in EVE	EVE Ratio	Change in EVE Ratio
	(Dollars in Thousands)
+300 bps	961,579	11,882	1%	15.57%	113	bps
+200 bps	988,278	38,581	4%	15.61%	117	bps
+100 bps	988,410	38,713	4%	15.28%	84	bps
0 bps	949,697	-	-	14.44%	-
-100 bps	829,775	(119,922)	(13)%	12.60%	(184)	bps

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

The following tables present the results of our internal NII analysis as of June 30, 2021 and June 30, 2020, respectively:

			June 30, 2021
			Net Interest Income ("NII")
Change in Interest Rates	Balance Sheet Composition	Measurement Period	$ Amount of NII	$ Change in NII	% Change in NII
			(Dollars In Thousands)
+300 bps	Static	One Year	$175,830	$(16,078)	(8.38)%
+200 bps	Static	One Year	182,089	(9,819)	(5.12)
+100 bps	Static	One Year	187,961	(3,947)	(2.06)
0 bps	Static	One Year	191,908	-	-
-100 bps	Static	One Year	181,645	(10,263)	(5.35)

			June 30, 2020
			Net Interest Income ("NII")
Change in Interest Rates	Balance Sheet Composition	Measurement Period	$ Amount of NII	$ Change in NII	% Change in NII
			(Dollars In Thousands)
+300 bps	Static	One Year	$146,062	$(9,010)	(5.81)%
+200 bps	Static	One Year	150,502	(4,570)	(2.95)
+100 bps	Static	One Year	154,612	(460)	(0.30)
0 bps	Static	One Year	155,072	-	-
-100 bps	Static	One Year	162,070	6,998	4.51

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information that appears under the headings included under “Proposal I – Election of Directors” and “Corporate Governance Matters” in the Registrant’s definitive proxy statement for the Registrant’s 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year end (the “Proxy Statement”) is incorporated herein by reference.

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

(d)

Securities Authorized for Issuance Under Equity Compensation Plans. Set forth below is information as of June 30, 2021 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

	(A)	(B)	(C)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans - Excluding Securities Reflected in Column (A)
Equity compensation plans approved by stockholders (1):
2005 Stock Compensation and Incentive Plan	138,040	$10.67	-
2016 Equity Incentive Plan	3,538,676	$13.35	572,628

Equity compensation plans not approved by stockholders:
None.	-	$-	-

Total	3,676,716	$13.25	572,628

(1)

The number of securities reported in column (A) includes 2,510,040 vested options and 743,000 non-vested options outstanding as of June 30, 2021. In addition to these options, restricted stock awards of 423,676 shares were also non-vested as of June 30, 2021. The non-vested options and restricted stock awards are earned at the rate of 20% one year after the date of the grant and 20% annually thereafter. As of June 30, 2021, there were 572,628 options remaining available for award under the approved equity compensation plans and are reported under column (C) as securities remaining available for future issuance under such plans.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information that appears under the sections captioned “Corporate Governance Matters – Transactions with Certain Related Persons” and “– Board Independence” in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information relating to this item is incorporated herein by reference to the information contained under the section captioned “Proposal III – Ratification of Appointment of Independent Auditor” in the Proxy Statement.

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

4.1

Form of Common Stock Certificate of Kearny Financial Corp. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-198602), originally filed on September 5, 2014)

4.2

Description of Capital Stock of Kearny Financial Corp. (Incorporated by reference to Exhibit 4.2 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on August 28, 2020)

10.1

Amended and Restated Employment Agreement between Kearny Bank and Craig Montanaro dated May 18, 2015 (Incorporated by reference to Exhibit 10.1 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.2

Amended and Restated Employment Agreement between Kearny Financial Corp. and Craig Montanaro dated May 18, 2015 (Incorporated by reference to Exhibit 10.2 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.3

Employment Agreement between Kearny Bank and Patrick M. Joyce dated May 18, 2015 (Incorporated by reference to Exhibit 10.4 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.4

Amended and Restated Employment Agreement between Kearny Bank and Eric B. Heyer dated July 1, 2018 (Incorporated by reference to exhibit 10.5 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399, originally filed on August 28, 2018)†

10.5

Employment Agreement between Kearny Bank and Erika K. Parisi dated May 18, 2015 (Incorporated by reference to Exhibit 10.6 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.6

Amended and Restated Change in Control Agreement between Kearny Bank and Keith Suchodolski dated July 1, 2018 (Incorporated by reference to exhibit 10.7 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399, originally filed on August 28, 2018)†

10.7

Employment Agreement between Kearny Bank and Thomas D. DeMedici dated June 21, 2017 (Incorporated by reference to Exhibit 10.8 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on August 28, 2019)†

10.8

Change of Control Agreement between Kearny Bank and Anthony V. Bilotta, Jr. dated July 1, 2018 (Incorporated by reference to Exhibit 10.9 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on August 28, 2019)†

10.9

Form of Two Year Change in Control Agreement between Kearny Bank and Certain Officers (Incorporated by reference to Exhibit 10.7 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.10

Form of Two Year Change of Control Agreement between Kearny Bank and John V. Dunne and Timothy A. Swansson. Dated July 1, 2019 (Incorporated by reference to Exhibit 10.11 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on August 28, 2019)†

10.11

Directors Consultation and Retirement Plan as Amended and Restated (Incorporated by reference to Exhibit 10.8 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.12

Amended and Restated Benefit Equalization Plan for Pension Plan (Incorporated by reference to Exhibit 10.9 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.13

Amended and Restated Benefits Equalization Plan Related to the Employee Stock Ownership Plan (Incorporated by reference to Exhibit 10.10 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.14

Kearny Bank Director Life Insurance Agreement (Incorporated by reference to Exhibit 10.1 to Kearny Financial Corp.’s Current Report on Form 8-K (File No. 000-51093), originally filed on August 18, 2005)†

10.15

Form of Amendment to Kearny Bank Director Life Insurance Agreement (Incorporated by reference to Exhibit 10.14 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.16

Kearny Bank Executive Life Insurance Agreement (Incorporated by reference to Exhibit 10.2 to Kearny Financial Corp.’s Current Report on Form 8-K (File No. 000-51093), originally filed on August 18, 2005)†

10.17

Form of Amendment to Kearny Bank Executive Life Insurance Agreement (Incorporated by reference to Exhibit 10.16 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.18

Kearny Bank Amended and Restated Officer Change in Control Severance Pay Plan (Incorporated by reference to Exhibit 10.19 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on August 28, 2019)†

10.19

Kearny Bank Executive Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10.20 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on August 28, 2019) †

10.20

Amendment to Freeze Benefit Accruals Under the Kearny Financial Corp. Directors Consultation and Retirement Plan (Incorporated by reference to Exhibit 10.1 to Kearny Financial Corp.’s Current Report on Form 8-K (File No. 001-37399), originally filed on December 23, 2015)†

10.21	Kearny Financial Corp. 2016 Equity Incentive Plan (Incorporated by reference to Appendix A to Kearny Financial Corp’s Proxy Statement (File No. 001-37399), originally filed on September 14, 2016)†

10.22

Supplemental Executive Retirement Plan by and between Kearny Bank and Craig L. Montanaro effective as of July 1, 2021 (Incorporated by reference to Exhibit 10.1 to Kearny Financial Corp.’s Current Report on Form 8-K (File No. 001-37399), originally filed on June 21, 2021)†

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

101

The following materials from the Company’s Annual Report to Stockholders on Form 10-K for the year ended June 30, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

August 27, 2021

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

The Company’s management assessed the effectiveness of internal control over financial reporting as of June 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on its assessment, management believes that, as of June 30, 2021, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effective operation of the Company’s internal control over financial reporting as of June 30, 2021, a copy of which is included in this annual report.

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

The Board of Directors and Shareholders of

Kearny Financial Corp. and Subsidiaries

Fairfield, New Jersey

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Kearny Financial Corp. and Subsidiaries (the "Company") as of June 30, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2021, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2021 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Explanatory Paragraph – Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for credit losses effective July 1, 2020 due to the adoption of ASC 326. The adoption of ASC 326 and its subsequent application is also communicated as a critical audit matter below.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses - Loans

The Company adopted ASC 326, Financial Instruments – Credit Losses on July 1, 2020, using the modified retrospective method for financial assets measured at amortized cost. Upon adoption the Company recorded a decrease to retained earnings of $14.2 million, net of tax, for the cumulative effect of adopting ASC 326, as noted in the Consolidated Statement of Changes in Stockholders’ Equity, which included $13.8 million for the allowance for credit losses (“ACL”) on loans. The 2021 provision for credit losses was a reversal of provision of $1.1 million. As of June 30, 2021, the ACL on loans was $58.2 million. The Company has disclosed the impact of adoption in Note 2 (see change in accounting principle explanatory paragraph above) to the consolidated financial statements and the allowance for credit losses on loans as of June 30, 2021 is disclosed in Notes 2 and 6. ASC 326 requires the measurement of expected lifetime credit losses for financial assets measured at amortized cost at the reporting date. The measurement is based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio.

Management employs a process and methodology to estimate the ACL on loans that evaluates both quantitative and qualitative factors. The methodology for evaluating quantitative factors includes pooling loans into portfolio segments for loans that share similar risk characteristics. Pooled loan portfolio segments include multi-family, nonresidential mortgage, commercial business, construction, one-to-four-family residential mortgage, home equity and consumer loans.

For pooled loans, the Company utilizes a discounted cash flow (“DCF”) methodology to estimate credit losses over the expected life of loan. The DCF methodology combines probability of default, the loss given default, maturity date and prepayment speed assumptions to estimate a reserve for each loan. The quantitative loss rates are adjusted by current and forecasted macroeconomic assumptions and return to the mean after the forecasted periods. The sum of all the loan level reserves are aggregated for each portfolio segment and a loss factor is derived. These quantitative loss factors are also supplemented by certain qualitative risk factors reflecting management’s view of how losses may vary from those represented by quantitative loss rates. Qualitative loss factors are applied to each portfolio segment with the amounts determined by correlation of credit stress to the maximum loss factors of a peer group’s historical charge-offs. Changes in these assumptions could have a material effect on the Company’s financial results.

We identified auditing ACL on pooled loans as a critical audit matter because the methodology to determine the estimate of credit losses significantly changed upon adoption of ASC 326, including the application of new accounting policies, the use of subjective judgments for both the quantitative and qualitative calculations and overall changes made to the loss estimation models. Performing audit procedures to evaluate the implementation and subsequent application of ASC 326 for loans involved a high degree of auditor judgment and required significant effort, including the need to involve more experienced audit personnel and valuation specialists.

The primary procedures we performed to address this critical audit matter included:

•	Testing the effectiveness of controls over the evaluation of the ACL on the pooled loans, including controls addressing:
o	The selection and application of new accounting policies.
o	Data inputs, judgments and calculations used to determine the loss factors.
o	Information technology general controls and application controls.
o	Problem loan identification and delinquency monitoring.
o	Management’s review of the qualitative factors.

•	Substantively testing management’s process, including evaluating their judgments and assumptions, for developing the ACL on pooled loans, which included:
o	Evaluating the appropriateness of the Company’s accounting policies, judgments and elections involved in adoption of ASC 326.
o	Testing the mathematical accuracy of the calculation.
o	Utilizing internal specialists to perform procedures to assist in evaluating the relevance of the macroeconomic loss drivers.
o	Utilizing internal specialists to assist in testing the mathematical accuracy of the underlying peer data used to calculated PD and LGD rates used within the discounted cash flow model.
o

Evaluating the reasonableness of management’s judgments related to the probability of default, loss given default, including evaluating the use of peer data used to estimate these metrics in the absence of relevant and reliable internal data.

o

Evaluating the reasonableness of management’s judgments related to qualitative adjustments to determine if they are calculated to conform with management’s policies and were consistently applied from the point of adoption to year end.

Acquisition of MSB Financial Corp. – Acquired Loans

As described in Note 3 to the consolidated financial statements, on July 10, 2020 the Company completed its acquisition of MSB Financial Corp. (“MSB”) for total consideration of $55 million. The Company accounted for this transaction under the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires purchased assets and liabilities assumed and consideration exchanged to be recorded at their respective fair values at the date of acquisition.

Management engaged a third-party specialist to develop the fair value estimate of MSB’s loan portfolio as of the acquisition date in accordance with ASC 820. Inputs and assumptions used in the fair value estimate of the loan portfolio includes interest rate, servicing, credit and liquidity risk, and required equity return. The fair value of loans was calculated using a discounted cash flow analysis and the loans had a fair value of $530.2 million and a contractual balance of $537.6 million at the acquisition date.

We identified the acquisition date fair value of acquired MSB loans as a critical audit matter as auditing this estimate requires subjective auditor judgment. The principal considerations for this determination are the level of judgment involved in evaluating management’s classification of loans with evidence of credit deterioration, the need for specialized skill in evaluating the reasonableness of unobservable inputs and assumptions used in management’s estimation of the fair value of all acquired loans, and the size of the acquired loan portfolio.

The primary audit procedures we performed to address this critical audit matter included:

•	Testing the design and operating effectiveness of control over the estimate of fair value of acquired MSB loans, including controls addressing:
o	Management’s evaluation of the reasonableness of the methods and assumptions used to estimate fair value.
o	Management’s review of the completeness and accuracy of the loan level data used in the calculation.
o	Management’s evaluation of the classification of purchased credit deteriorated loans.

•	Substantively testing management’s process, including evaluating their judgments, for estimating the fair value of acquired MSB loans, which included:
o	Testing the classification of loans determined to have credit deterioration at acquisition date and evaluating the reasonableness of the criteria utilized by management in their determination;
o	Utilizing internal specialists to assist in evaluating the reasonableness of significant assumptions and methods utilized, and overall reasonableness of the fair values;
o	Testing the completeness and accuracy of the loan level data used in the calculation.

/s/ Crowe LLP

We have served as the Company's auditor since 2017.

Livingston, New Jersey

August 27, 2021

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In Thousands, Except Share and Per Share Data)

	June 30,
	2021	2020
Assets
Cash and amounts due from depository institutions	$21,463	$20,391
Interest-bearing deposits in other banks	46,392	160,576
Cash and cash equivalents	67,855	180,967
Investment securities available for sale, at fair value (amortized cost $1,666,853), net of allowance for credit losses of $0 at June 30, 2021	1,676,864	1,385,703
Investment securities held to maturity (fair value $39,610 and $34,069), respectively, net of allowance for credit losses of $0 at June 30, 2021	38,138	32,556
Loans held-for-sale	16,492	20,789
Loans receivable	4,851,394	4,498,397
Less: allowance for credit losses on loans	(58,165)	(37,327)
Net loans receivable	4,793,229	4,461,070
Premises and equipment	56,338	57,389
Federal Home Loan Bank ("FHLB") of New York stock	36,615	58,654
Accrued interest receivable	19,362	17,373
Goodwill	210,895	210,895
Core deposit intangible	3,705	3,995
Bank owned life insurance	283,310	262,380
Deferred income tax assets, net	29,323	25,480
Other real estate owned	178	178
Other assets	51,431	40,746
Total Assets	$7,283,735	$6,758,175

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest-bearing	$593,718	$419,138
Interest-bearing	4,891,588	4,011,144
Total deposits	5,485,306	4,430,282
Borrowings	685,876	1,173,165
Advance payments by borrowers for taxes	15,752	16,569
Other liabilities	53,857	53,982
Total Liabilities	6,240,791	5,673,998

Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 800,000,000 shares authorized; 78,964,859 shares and 83,663,192 shares issued and outstanding, respectively	790	837
Paid-in capital	654,396	722,871
Retained earnings	408,367	387,911
Unearned employee stock ownership plan shares; 2,759,594 shares and 2,960,289 shares, respectively	(26,753)	(28,699)
Accumulated other comprehensive income	6,144	1,257
Total Stockholders' Equity	1,042,944	1,084,177
Total Liabilities and Stockholders' Equity	$7,283,735	$6,758,175

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Income

(In Thousands, Except Per Share Data)

	Years Ended June 30,
	2021	2020	2019
Interest Income
Loans	$198,515	$187,003	$192,386
Taxable investment securities	31,238	39,321	37,213
Tax-exempt investment securities	1,652	2,393	2,839
Other interest-earning assets	2,955	4,491	4,895
Total Interest Income	234,360	233,208	237,333

Interest Expense
Deposits	31,535	58,852	52,511
Borrowings	18,316	25,002	29,509
Total Interest Expense	49,851	83,854	82,020
Net Interest Income	184,509	149,354	155,313
(Reversal of) Provision for credit losses	(1,121)	4,197	3,556
Net Interest Income after (Reversal of) Provision for Credit Losses	185,630	145,157	151,757

Non-Interest Income
Fees and service charges	5,622	6,647	5,445
Gain (loss) on sale and call of securities	767	2,250	(323)
Gain on sale of loans	5,574	3,186	580
Loss on sale and write down of other real estate owned	-	(28)	(11)
Income from bank owned life insurance	6,267	6,225	6,339
Electronic banking fees and charges	1,717	1,245	1,050
Bargain purchase gain	3,053	-	-
Other income	1,751	194	475
Total Non-Interest Income	24,751	19,719	13,555

Non-Interest Expense
Salaries and employee benefits	68,800	62,015	63,029
Net occupancy expense of premises	12,673	11,424	11,220
Equipment and systems	14,870	11,755	12,273
Advertising and marketing	2,161	2,788	3,051
Federal deposit insurance premium	1,940	286	1,779
Directors' compensation	2,993	3,079	3,044
Merger-related expenses	4,349	951	-
Debt extinguishment expenses	796	2,156	-
Other expense	17,303	13,170	14,847
Total Non-Interest Expense	125,885	107,624	109,243
Income before Income Taxes	84,496	57,252	56,069
Income tax expense	21,263	12,287	13,927
Net Income	$63,233	$44,965	$42,142

Net Income per Common Share (EPS)
Basic	$0.77	$0.55	$0.46
Diluted	$0.77	$0.55	$0.46
Weighted Average Number of Common Shares Outstanding
Basic	82,387	82,409	91,054
Diluted	82,391	82,430	91,100

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In Thousands)

	Years Ended June 30,
	2021	2020	2019
Net Income	$63,233	$44,965	$42,142
Other Comprehensive Income (Loss) , net of tax:
Net unrealized (loss) gain on securities available for sale	(8,274)	16,126	4,336
Amortization of net unrealized loss on securities available for sale transferred to held to maturity	-	421	217
Net realized (gain) loss on sale and call of securities available for sale	(538)	(1,587)	228
Fair value adjustments on derivatives	13,470	(16,310)	(20,298)
Benefit plan adjustments	229	(232)	(179)
Total Other Comprehensive Income (Loss)	4,887	(1,582)	(15,696)
Total Comprehensive Income	$68,120	$43,383	$26,446

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands, Except Per Share Data)

	Common Stock		Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Income	Total
Balance - June 30, 2018	99,626	$996	$922,711	$359,096	$(32,590)	$18,535	$1,268,748

Cumulative effect of change in accounting principle for the adoption of ASU 2017-08	-	-	-	(531)	-	-	(531)
Balance - July 1, 2018, as adjusted for change in accounting principle	99,626	996	922,711	358,565	(32,590)	18,535	1,268,217
Net income	-	-	-	42,142	-	-	42,142
Other comprehensive loss, net of income tax	-	-	-	-	-	(15,696)	(15,696)
ESOP shares committed to be released (201 shares)	-	-	716	-	1,946	-	2,662
Stock option exercise	49	-	423	-	-	-	423
Stock option expense	-	-	2,005	-	-	-	2,005
Share repurchases	(10,625)	(105)	(141,603)	-	-	-	(141,708)
Issuance of shares under stock benefit plans	233	2	(2)	-	-	-	-
Restricted stock plan shares earned (284 shares)	-	-	4,131	-	-	-	4,131
Cancellation of shares issued for restricted stock awards	(157)	(2)	(987)	-	-	-	(989)
Cash dividends declared ($0.37 per common share)	-	-	-	(34,028)	-	-	(34,028)

Balance - June 30, 2019	89,126	$891	$787,394	$366,679	$(30,644)	$2,839	$1,127,159

	Common Stock		Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Income	Total
Balance - June 30, 2019	89,126	$891	$787,394	$366,679	$(30,644)	$2,839	$1,127,159

Net income	-	-	-	44,965	-	-	44,965
Other comprehensive loss, net of income tax	-	-	-	-	-	(1,582)	(1,582)
ESOP shares committed to be released (201 shares)	-	-	409	-	1,945	-	2,354
Stock option expense	-	-	1,838	-	-	-	1,838
Share repurchases	(5,376)	(53)	(69,729)	-	-	-	(69,782)
Restricted stock plan shares earned (277 shares)	-	-	4,041	-	-	-	4,041
Cancellation of shares issued for restricted stock awards	(87)	(1)	(1,082)	-	-	-	(1,083)
Cash dividends declared ($0.29 per common share)	-	-	-	(23,733)	-	-	(23,733)

Balance - June 30, 2020	83,663	$837	$722,871	$387,911	$(28,699)	$1,257	$1,084,177

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands, Except Per Share Data)

	Common Stock		Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Income	Total
Balance - June 30, 2020	83,663	$837	$722,871	$387,911	$(28,699)	$1,257	$1,084,177

Cumulative effect of change in accounting principle - Topic 326	-	-	-	(14,239)	-	-	(14,239)
Balance - July 1, 2020 as adjusted for change in accounting principle	83,663	837	722,871	373,672	(28,699)	1,257	1,069,938
Net income	-	-	-	63,233	-	-	63,233
Other comprehensive income, net of income tax	-	-	-	-	-	4,887	4,887
ESOP shares committed to be released (201 shares)	-	-	123	-	1,946	-	2,069
Stock option exercise	41	-	373	-	-	-	373
Stock option expense	-	-	1,823	-	-	-	1,823
Share repurchases	(10,567)	(105)	(118,916)	-	-	-	(119,021)
Issuance of shares under stock benefit plans	54	1	(1)	-	-	-	-
Restricted stock plan shares earned (277 shares)	-	-	3,850	-	-	-	3,850
Cancellation of shares issued for restricted stock awards	(80)	(1)	(802)	-	-	-	(803)
Shares issued in conjunction with the acquisition of MSB Financial Corp.	5,854	58	45,075	-	-	-	45,133
Cash dividends declared ($0.35 per common share)		-	-	(28,538)	-		(28,538)

Balance - June 30, 2021	78,965	$790	$654,396	$408,367	$(26,753)	$6,144	$1,042,944

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Years Ended June 30,
	2021	2020	2019
Cash Flows from Operating Activities:
Net income	$63,233	$44,965	$42,142
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	5,862	4,647	4,322
Net (accretion) amortization of premiums, discounts and loan fees and costs	(13,214)	(9,457)	(11,500)
Deferred income taxes and valuation allowance	4,154	665	4,538
Bargain purchase gain	(3,053)	-	-
Amortization of intangible assets	980	1,165	1,135
Amortization (accretion) of benefit plans’ unrecognized net gain	320	(328)	(269)
(Reversal of) provision for credit losses	(1,121)	4,197	3,556
Loss on write-down and sales of other real estate owned	-	28	11
Loans originated for sale	(281,086)	(290,800)	(65,691)
Proceeds from sale of mortgage loans held-for-sale	290,530	285,436	54,812
Gain on sale of mortgage loans held-for-sale, net	(5,147)	(3,159)	(524)
Realized (gain) loss on sale/call of securities available for sale	(767)	(2,250)	323
Realized loss on debt extinguishment	796	2,156	-
Realized gain on sale of loans receivable	(427)	(27)	(56)
Realized (gain) loss on disposition of premises and equipment	(971)	383	22
Loss on write-down of premises	1,938	-	1,071
Increase in cash surrender value of bank owned life insurance	(6,267)	(6,225)	(6,339)
ESOP, stock option plan and restricted stock plan expenses	7,742	8,233	8,798
(Increase) decrease in interest receivable	(288)	1,987	(850)
(Increase) decrease in other assets	(4,454)	(35,290)	2,508
(Decrease) increase in interest payable	(638)	(4,887)	3,903
Increase (decrease) in other liabilities	17,295	17,885	(2,911)
Net Cash Provided by Operating Activities	75,417	19,324	39,001

Cash Flows from Investing Activities:
Purchases of:
Investment securities available for sale	(918,668)	(487,898)	(125,900)
Investment securities held to maturity	(12,321)	-	(55,247)
Proceeds from:
Repayments/calls/maturities of investment securities available for sale	517,511	213,052	66,562
Repayments/calls/maturities of investment securities held to maturity	6,595	6,175	67,704
Sale of investment securities available for sale	98,084	164,299	75,401
Purchase of loans	(81,707)	(73,262)	(166,811)
Net decrease (increase) in loans receivable	232,660	264,109	(75)
Proceeds from sale of loans receivable	44,801	497	922
Purchase of interest rate caps	-	(1,476)	-
Proceeds from sale of other real estate owned	-	-	714
Additions to premises and equipment	(5,458)	(5,960)	(6,137)
Proceeds from cash settlement of premises and equipment	4,852	395	108
Purchase of FHLB stock	(37)	(4,500)	(10,215)
Redemption of FHLB stock	25,421	10,036	5,029
Net cash acquired in acquisition	4,296	-	-
Net Cash (Used in) Provided by Investing Activities	(83,971)	85,467	(147,945)

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Years Ended June 30,
	2021	2020	2019
Cash Flows from Financing Activities:
Net increase in deposits	596,583	283,726	76,081
Repayment of term FHLB advances	(2,847,796)	(3,508,146)	(3,141,114)
Proceeds from term FHLB advances	2,345,000	3,390,000	3,252,000
Net (decrease) increase in other short-term borrowings	(48,635)	(33,035)	10,270
Net decrease in advance payments by borrowers for taxes	(1,611)	(318)	(1,201)
Repurchase and cancellation of common stock of Kearny Financial Corp.	(119,021)	(69,782)	(141,708)
Cancellation of shares repurchased on vesting to pay taxes	(803)	(1,083)	(989)
Exercise of stock options	373	-	423
Dividends paid	(28,648)	(24,121)	(34,747)
Net Cash (Used in) Provided by Financing Activities	(104,558)	37,241	19,015
Net (Decrease) Increase in Cash and Cash Equivalents	(113,112)	142,032	(89,929)
Cash and Cash Equivalents - Beginning	180,967	38,935	128,864
Cash and Cash Equivalents - Ending	$67,855	$180,967	$38,935

Supplemental Disclosures of Cash Flows Information:
Cash paid during the year for:
Income taxes, net of refunds	$19,734	$11,812	$6,698
Interest	$50,488	$88,740	$78,117

Non-cash investing and financing activities:
Transfers from loans receivable to loans held-for-sale	$43,579	$-	$-
Acquisition of other real estate owned in settlement of loans	$-	$206	$-
Fair value of assets acquired, net of cash and cash equivalents acquired	$567,816	$-	$-
Fair value of liabilities assumed	$523,926	$-	$-

In conjunction with the adoption of ASU 2019-04, the following qualifying held to maturity securities were transferred to available for sale:
Debt securities transferred from held to maturity to available for sale	$-	$537,732	$-

In conjunction with the adoption of ASU 2016-02, the following assets and liabilities were recognized:
Operating lease right-of-use assets	$-	$17,243	$-
Operating lease liabilities	$-	$17,758	$-

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Basis of Consolidated Financial Statement Presentation

The consolidated financial statements include the accounts of Kearny Financial Corp. (the “Company”), its wholly-owned subsidiary, Kearny Bank (the “Bank”) and the Bank’s wholly-owned subsidiary, CJB Investment Corp. The Company conducts its business principally through the Bank. Management prepared the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), including the elimination of all significant inter-company accounts and transactions during consolidation.

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

At June 30, 2021, the Bank had one wholly owned subsidiary CJB Investment Corp. CJB Investment Corp was organized under New Jersey law as a New Jersey Investment Company and remained active through the three-year period ended June 30, 2021.

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

The COVID-19 pandemic has adversely impacted certain industries and geographies in which our clients operate and could impact their ability to repay their obligations to us. Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 pandemic on the business of the Company, its clients, employees and third-party service providers. The extent of such impact will depend on future developments, which are highly uncertain, including if the coronavirus can continue to be controlled and abated and if and how the economy may remain open. Additionally, the responses of various governmental and nongovernmental authorities to curtail business and consumer activities in an effort to mitigate the pandemic may have material long-term effects on the Company and its clients which are difficult to quantify in the near-term or long-term.

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

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of June 30, 2021, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date this document was filed.

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

Effective July 1, 2020, the Company adopted the provisions of ASC 326 and modified its accounting policy for the assessment of available for sale securities for impairment. Under ASC 326, for available for sale securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more than likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities available for sale that do not meet the above criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating by a rating agency, and adverse conditions related to the security, among other factors.  If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of tax. The Company elected the practical expedient of zero loss estimates for securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rate by major agencies and have a long history of no credit losses.

Under ASC 326, changes in the allowance for credit losses are recorded as provision for, or reversal of, credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Prior to July 1, 2020, the accounting policy on the assessment of available for sale securities for impairment was based on an other-than-temporary assessment. The Company considered other-than-temporary impairments based upon several considerations. First, other-than-temporary impairments on securities that the Company intends to sell, or will, more likely than not, be required to sell prior to the full recovery of their fair value to a level equal to or exceeding their amortized cost, are recognized in earnings. If neither of these conditions regarding the likelihood of the securities’ sale are applicable, then the other-than-temporary impairment is bifurcated into credit and non-credit components. A credit impairment generally represents the amount by which the present value of the cash flows that are expected to be collected on an investment security fall below its amortized cost. A non-credit impairment represents the remaining portion of the impairment not otherwise designated as credit-related. The Company recognized credit-related other-than-temporary impairments in earnings.  Non-credit other-than-temporary impairments on investment securities are recognized in OCI.

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

Acquired Loans

Effective July 1, 2020, the Company adopted the provisions of ASC 326 and modified its accounting policy for loans acquired through acquisitions, as further described below.

In accordance with accounting guidance in effect prior to adoption of ASC 326, loans acquired through acquisitions were recorded at fair value with no carryover of the related allowance for credit losses. In determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable yield. The nonaccretable yield represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require us to evaluate the need for an allowance for credit losses. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the nonaccretable yield which we then reclassify as accretable yield that is recognized into interest income over the remaining life of the loan using the interest method. Our evaluation of the amount of future cash flows that we expect to collect is performed in a similar manner as that used to determine our allowance for credit losses. Charge-offs of the principal amount on acquired loans would be first applied to the nonaccretable yield portion of the fair value adjustment.

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

Also included in the allowance for credit losses on loans are qualitative reserves to cover losses that are expected but, in the Company’s assessment, may not be adequately represented in the quantitative analysis or the forecasts described above. Factors that the Company considers include changes in lending policies and procedures, business conditions, the nature and size of the portfolio, portfolio concentrations, the volume and severity of past due loans and non-accrual loans, the effect of external factors such as competition, legal and regulatory requirements, among others. Qualitative loss factors are applied to each portfolio segment with the amounts judgmentally determined by the relative risk to the most severe loss periods identified in the historical loan charge-offs of a peer group of similar-sized regional banks.

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

Premises and Equipment

Land is carried at cost. Office buildings, leasehold improvements and furniture, fixtures and equipment are carried at cost, less accumulated depreciation and amortization. Office buildings and furniture, fixtures and equipment are depreciated using the straight-line method over their estimated useful lives of the respective assets. Leasehold improvements are amortized using the straight-line method over the terms of the respective leases or lives of the assets, whichever is shorter.

Construction in progress primarily represents facilities under construction for future use in our business and includes all costs to acquire land and construct buildings, as well as capitalized interest during the construction period.  Interest is capitalized at the Company’s average cost of interest-bearing liabilities.

Other Real Estate Owned and Other Repossessed Assets

Properties and other assets acquired through foreclosure, deed in lieu of foreclosure or repossession are carried at estimated fair value, less estimated selling costs. The estimated fair value of real estate property and other repossessed assets is generally based on independent appraisals. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for credit losses. Thereafter, decreases in the properties’ estimated fair value are charged to income along with any additional property maintenance and protection expenses incurred in owning the properties.

Federal Home Loan Bank Stock

Federal law requires a member institution of the FHLB system to hold restricted stock of its district FHLB according to a predetermined formula. The restricted stock is carried at cost, less any applicable impairment. Both cash and stock dividends are reported as income.

Goodwill and Other Intangible Assets

Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company performed its annual impairment test during the fourth quarter of its fiscal year ended June 30, 2021. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life our audited consolidated Statement of Financial Condition.

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

The annual quantitative assessment of goodwill for our single reporting unit was performed utilizing a discounted cash flow analysis (“income approach”) and estimates of selected market information (“market approach”). The income approach measures the fair value of an interest in a business by discounting expected future cash flows to present value. The market approach takes into consideration fair values of comparable companies operating in similar lines of business that are potentially subject to similar economic and environmental factors and could be considered reasonable investment alternatives. The results of the income approach were weighted at 50% while the results of the market approach were weighted at 50%. The results of the annual quantitative impairment analysis indicated that the fair value exceeded the carrying value for our single reporting unit.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

No impairment charges were required to be recorded in the years ended June 30, 2021, 2020 or 2019. If an impairment loss is determined to exist in the future, such loss will be reflected as an expense in the consolidated statements of income in the period in which the impairment loss is determined.

The balance of other intangible assets at June 30, 2021 and 2020 totaled $3.7 million and $4.0 million, respectively, representing the remaining unamortized balance of the core deposit intangibles ascribed to the value of deposits acquired by the Bank through the acquisition of Central Jersey Bancorp in November 2010, Atlas Bank in June 2014, Clifton Bancorp Inc. in April 2018, and MSB Financial Corp. in July 2020.

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

Income Taxes

The Company and its subsidiaries file consolidated federal income tax returns. Federal income taxes are allocated to each entity based on their respective contributions to the taxable income of the consolidated income tax returns. Separate state income tax returns are filed for the Company and its subsidiaries on either a consolidated or unconsolidated basis as required by the jurisdiction. The federal income tax rate of 21% was applicable for the years ended June 30, 2021, 2020 and 2019.

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

The Company identified no significant income tax uncertainties through the evaluation of its income tax positions as of June 30, 2021 and 2020. Therefore, the Company has no unrecognized income tax benefits as of those dates. Our policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the consolidated statements of income. The Company recognized no material interest and penalties during the years ended June 30, 2021, 2020 and 2019. The tax years subject to examination by the taxing authorities are the years ended June 30, 2020, 2019 and 2018.

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

Loan Commitments and Related Financial Instruments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. (See Note 17 - Commitments for additional information).

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

Note 3 – Business Combination

On July 10, 2020, the Company completed its acquisition of MSB, and its subsidiary Millington Bank.  In accordance with the merger agreement, approximately $9.8 million in cash and 5,853,811 shares of Company common stock were distributed to former MSB shareholders in exchange for their shares of MSB common stock.

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. Management engaged a third-party specialist to develop the fair value estimate of certain MSB’s assets and liabilities as of the acquisition date. The assets and liabilities, both tangible and intangible, were recorded at their fair values as of July 10, 2020 based on management’s best estimate using the information available as of the merger date.  The application of the acquisition method of accounting resulted in the recognition of bargain purchase gain of $3.1 million and a core deposit intangible of $690,000. During the year ended June 30, 2021 the Company completed all MSB tax returns and determined that there were no material adjustments to the balance of deferred income tax assets or bargain purchase gain associated with the MSB acquisition.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 3 – Business Combination (continued)

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 3 - Business Combination (continued)

The fair value of loans acquired from MSB was estimated using cash flow projections based on the remaining maturity and repricing terms. Cash flows were adjusted by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans. There was no carryover of MSB’s allowance for loan losses associated with the loans that were acquired. For information regarding purchased loans which have been determined to be PCD, refer to Note 5, Loans Receivable.

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

Merger-related expenses were recorded in the Consolidated Statements of Income as a component of non-interest expense and include costs relating to the Company’s acquisition of MSB, as described above. These charges represent one-time costs associated with acquisition activities and are expensed as incurred. Direct acquisition and other charges were recorded in merger-related expense on the consolidated statements of income. Direct acquisition and other charges incurred in connection with the MSB merger totaled $4.3 million and $951,000 for the years ended June 30, 2021 and 2020, respectively.

Note 4 - Securities

At June 30, 2021, there was no allowance for credit losses on available for sale securities. The following tables present the amortized cost, gross unrealized gains and losses and estimated fair values for available for sale securities and the amortized cost, gross unrecognized gains and losses and estimated fair values for held to maturity securities as of the dates indicated.

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Available for sale:
Debt securities:
Obligations of state and political subdivisions	$33,800	$803	$-	$-	$34,603
Asset-backed securities	240,217	2,835	63	-	242,989
Collateralized loan obligations	189,873	177	170	-	189,880
Corporate bonds	155,622	2,802	73	-	158,351
Total debt securities	619,512	6,617	306	-	625,823

Mortgage-backed securities:
Collateralized mortgage obligations (1)	13,420	319	-	-	13,739
Residential pass-through securities (1)	744,196	7,443	7,148	-	744,491
Commercial pass-through securities (1)	289,725	5,738	2,652	-	292,811
Total mortgage-backed securities	1,047,341	13,500	9,800	-	1,051,041

Total securities available for sale	$1,666,853	$20,117	$10,106	$-	$1,676,864

(1)	Government-sponsored enterprises.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 – Securities (continued)

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for sale:
Debt securities:
Obligations of state and political subdivisions	$52,843	$1,211	$-	54,054
Asset-backed securities	177,413	-	4,966	172,447
Collateralized loan obligations	198,619	-	4,831	193,788
Corporate bonds	142,942	1,267	570	143,639
Trust preferred securities	2,967	-	340	2,627
Total debt securities	574,784	2,478	10,707	566,555

Mortgage-backed securities:
Collateralized mortgage obligations (1)	30,043	860	-	30,903
Residential pass-through securities (1)	543,819	18,135	-	561,954
Commercial pass-through securities (1)	214,575	11,716	-	226,291
Total mortgage-backed securities	788,437	30,711	-	819,148

Total securities available for sale	$1,363,221	$33,189	$10,707	$1,385,703

(1)	Government-sponsored enterprises.

	June 30, 2021
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Held to maturity:
Debt securities:
Obligations of state and political subdivisions	$25,824	$1,204	$-	$-	$27,028
Total debt securities	25,824	1,204	-	-	27,028

Mortgage-backed securities:
Commercial pass-through securities (1)	12,314	268	-	-	$12,582
Total mortgage-backed securities	12,314	268	-	-	12,582

Total securities held to maturity	$38,138	$1,472	$-	$-	$39,610

	June 30, 2020
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Held to maturity:
Debt securities:
Obligations of state and political subdivisions	$32,556	$1,513	$-	$34,069
Total debt securities	32,556	1,513	-	34,069

Total securities held to maturity	$32,556	$1,513	$-	$34,069

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 – Securities (continued)

Excluding the balances of mortgage-backed securities, the following table presents the amortized cost and estimated fair values of debt securities available for sale and held to maturity, by contractual maturity, at June 30, 2021:

	June 30, 2021
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities:
Due in one year or less	$5,245	$5,286
Due after one year through five years	33,961	35,087
Due after five years through ten years	366,936	370,716
Due after ten years	239,194	241,762
Total	$645,336	$652,851

Sales of securities available for sale were as follows for the periods presented below:

	June 30,	June 30,	June 30,
	2021	2020	2019
	(In Thousands)
Available for sale securities sold:
Proceeds from sales of securities	$98,084	$164,299	$75,401

Gross realized gains	$1,196	$2,363	$190
Gross realized losses	(470)	(145)	(513)
Net gain (loss) on sales of securities	$726	$2,218	$(323)

Calls of securities available for sale resulted in gross gains of $41,000 and $32,000 during the years ended June 30, 2021 and 2020, respectively. During the year ended June 30, 2019 there were no gains or losses recorded on calls of securities available for sale. During the years ended June 30, 2021, 2020 and 2019, there were no gains or losses recorded on sales and calls of securities held to maturity.

The carrying value of securities pledged for borrowings at the FHLB and other institutions, and securities pledged for public funds and other purposes, were as follows as of the dates presented below:

	June 30,	June 30,
	2021	2020
	(In Thousands)
Securities pledged:
Pledged for borrowings at the FHLB of New York	$170,120	$155,288
Pledged to secure public funds on deposit	137,778	19,944
Pledged for potential borrowings at the Federal Reserve Bank of New York	274,076	366,482
Pledged as collateral for depositor sweep accounts	-	7,830
Total carrying value of securities pledged	$581,974	$549,544

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 – Securities (continued)

The following tables present the gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that securities have been in a continuous unrealized loss position within the available for sale portfolio at June 30, 2021 and June 30, 2020:

	June 30, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale:
Asset-backed securities	$12,159	$63	$-	$-	2	$12,159	$63
Collateralized loan obligations	36,741	9	58,605	161	8	95,346	170
Corporate bonds	15,952	73	-	-	4	15,952	73
Commercial pass-through securities	145,055	2,652	-	-	7	145,055	2,652
Residential pass-through securities	424,112	7,148	-	-	10	424,112	7,148

Total	$634,019	$9,945	$58,605	$161	31	$692,624	$10,106

	June 30, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale:
Asset-backed securities	$146,494	$3,962	$25,954	$1,004	16	$172,448	$4,966
Collateralized loan obligations	71,282	1,245	122,506	3,586	19	193,788	4,831
Corporate bonds	24,764	236	39,651	334	8	64,415	570
Trust preferred securities	-	-	2,626	340	2	2,626	340

Total	$242,540	$5,443	$190,737	$5,264	45	$433,277	$10,707

At June 30, 2021 and June 30, 2020, there were no held to maturity securities with unrecognized losses.

Available for sale securities are evaluated to determine if a decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. An impairment related to credit factors would be recorded through an allowance for credit losses. The allowance is limited to the amount by which the security’s amortized cost basis exceeds the fair value. An impairment that has not been recorded through an allowance for credit losses shall be recorded through other comprehensive income, net of applicable taxes. Investment securities will be written down to fair value through the consolidated statement of income when management intends to sell, or may be required to sell, the securities before they recover in value.  The issuers of these securities continue to make timely principal and interest payments and none of these securities were past due or were placed in nonaccrual status at June 30, 2021. Management believes that the unrealized losses on these securities are a function of changes in market interest rates and credit spreads, not changes in credit quality. Therefore, no allowance for credit losses was recorded at June 30, 2021.

At June 30, 2021, the held to maturity securities portfolio consisted of one agency commercial mortgage-backed security and municipal bonds. The commercial mortgage-backed security is issued by a U.S. government agency and is either explicitly or implicitly guaranteed by the U.S. government. The municipal bonds in the portfolio are highly rated by major rating agencies and have a long history of no credit losses. None of the securities in the Company’s held to maturity portfolio were in an unrealized loss position at June 30, 2021. The Company regularly monitors the municipal bond sector of the market and reviews collectability including such factors as the financial condition of the issuers as well as credit ratings in effect as of the reporting period.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 – Loans Receivable

The following table sets forth the composition of the Company’s loan portfolio at June 30, 2021 and June 30, 2020:

	June 30,	June 30,
	2021	2020
	(In Thousands)
Commercial loans:
Multi-family mortgage	$2,039,260	$2,059,568
Nonresidential mortgage	1,079,444	960,853
Commercial business (1)	168,951	138,788
Construction	93,804	20,961
Total commercial loans	3,381,459	3,180,170

One- to four-family residential mortgage	1,447,721	1,273,022

Consumer loans:
Home equity loans	47,871	82,920
Other consumer	3,259	3,991
Total consumer loans	51,130	86,911

Total loans	4,880,310	4,540,103

Unaccreted yield adjustments	(28,916)	(41,706)

Total loans receivable, net of yield adjustments	$4,851,394	$4,498,397

(1)	Includes Paycheck Protection Program (“PPP”) loans of $10.2 million and $69.0 million as of June 30, 2021 and June 30, 2020, respectively.

The Bank has granted loans to officers and directors of the Company and its subsidiaries and to their associates. As of June 30, 2021 and 2020 such loans totaled approximately $1.4 million and $2.4 million, respectively. During the year ended June 30, 2021 the Bank granted one new loan to related parties totaling $478,000. During the year ended June 30, 2020 the Bank granted two new loans to related parties totaling $1.0 million.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 – Loans Receivable (continued)

Past Due Loans

Past due status is based on the contractual payment terms of the loans. The following tables present the payment status of past due loans as of June 30, 2021 and June 30, 2020, by loan segment:

	June 30, 2021
	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Current	$2,023,166	$1,046,553	$168,550	$93,804	$1,439,501	$47,828	$3,258	$4,822,660
Past due:
30-59 days	-	-	-	-	382	6	1	389
60-89 days	-	-	-	-	2,734	5	-	2,739
90 days and over	16,094	32,891	401	-	5,104	32	-	54,522
Total past due	16,094	32,891	401	-	8,220	43	1	57,650

Total loans	$2,039,260	$1,079,444	$168,951	$93,804	$1,447,721	$47,871	$3,259	$4,880,310

	June 30, 2020

	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Current	$2,059,568	$941,714	$138,439	$20,961	$1,264,267	$82,358	$3,981	$4,511,288
Past due:
30-59 days	-	-	-	-	3,211	169	-	3,380
60-89 days	-	14,478	-	-	1,038	13	5	15,534
90 days and over	-	4,661	349	-	4,506	380	5	9,901
Total past due	-	19,139	349	-	8,755	562	10	28,815

Total loans	$2,059,568	$960,853	$138,788	$20,961	$1,273,022	$82,920	$3,991	$4,540,103

Nonperforming Loans

Loans are generally placed on nonaccrual status when contractual payments become 90 or more days past due or when the Company does not expect to receive all principal and interest payments (“P&I”) owed substantially in accordance with the terms of the loan agreement, regardless of past due status. Loans that become 90 days past due, but are well secured and in the process of collection, may remain on accrual status. Nonaccrual loans are generally returned to accrual status when all payments due are brought current and we expect to receive all remaining P&I payments owed substantially in accordance with the terms of the loan agreement. Payments received in cash on nonaccrual loans, including both the principal and interest portions of those payments, are generally applied to reduce the carrying value of the loan. The Company did not recognize interest income on non-accrual loans during the three years ended June 30, 2021, 2020 and 2019.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 – Loans Receivable (continued)

The following tables present information relating to the Company’s nonperforming loans as of June 30, 2021 and June 30, 2020:

	June 30, 2021
	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Performing	$2,020,734	$1,042,257	$168,039	$91,576	$1,428,551	$46,127	$3,259	$4,800,543
Nonperforming:
90 days and over past due accruing	-	-	-	-	-	-	-	-
Nonaccrual loans with allowance for credit losses	8,300	12,612	236	-	7,422	452	-	29,022
Nonaccrual loans with no allowance for credit losses	10,226	24,575	676	2,228	11,748	1,292	-	50,745
Total nonperforming	18,526	37,187	912	2,228	19,170	1,744	-	79,767

Total loans	$2,039,260	$1,079,444	$168,951	$93,804	$1,447,721	$47,871	$3,259	$4,880,310

	June 30, 2020
	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Performing	$2,056,606	$936,917	$138,196	$20,961	$1,264,663	$82,078	$3,986	$4,503,407
Nonperforming:
90 days and over past due accruing	-	-	-	-	-	-	5	5
Nonaccrual	2,962	23,936	592	-	8,359	842	-	36,691
Total nonperforming	2,962	23,936	592	-	8,359	842	5	36,696

Total loans	$2,059,568	$960,853	$138,788	$20,961	$1,273,022	$82,920	$3,991	$4,540,103

Troubled Debt Restructurings

On a case-by-case basis, the Company may agree to modify the contractual terms of a loan to assist a borrower who may be experiencing financial difficulty, as well as to preserve the Company’s position in the loan. If the borrower is experiencing financial difficulties and a concession has been made at the time of such modification, the loan is classified as a TDR. The Company had TDRs totaling $17.8 million and $21.5 million as of June 30, 2021 and June 30, 2020, respectively. The allowance for credit losses associated with the TDRs presented in the tables below totaled $256,000 and $8,000 as of June 30, 2021 and June 30, 2020, respectively. As of June 30, 2021, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured in a TDR.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 – Loans Receivable (continued)

The following tables present total TDR loans at June 30, 2021 and June 30, 2020:

	June 30, 2021
	Accrual		Non-accrual		Total
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(Dollars In Thousands)
Commercial loans:
Multi-family mortgage loans	-	$-	1	$2,896	1	$2,896
Nonresidential mortgage	1	105	6	2,275	7	2,380
Commercial business	3	3,755	6	693	9	4,448
Construction	-	-	1	2,228	1	2,228
Total commercial loans	4	3,860	14	8,092	18	11,952

One- to four-family residential mortgage	18	2,216	20	3,405	38	5,621

Consumer loans:
Home equity loans	4	159	3	68	7	227
Total	26	$6,235	37	$11,565	63	$17,800

	June 30, 2020
	Accrual		Non-accrual		Total
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(Dollars In Thousands)
Commercial loans:
Multi-family mortgage loans	-	$-	1	$2,962	1	$2,962
Nonresidential mortgage	1	112	9	5,442	10	5,554
Commercial business	5	5,179	6	446	11	5,625
Total commercial loans	6	5,291	16	8,850	22	14,141

One- to four-family residential mortgage	14	2,407	20	3,811	34	6,218

Consumer loans:
Home equity loans	12	715	2	448	14	1,163
Total	32	$8,413	38	$13,109	70	$21,522

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 – Loans Receivable (continued)

The following table presents information regarding the restructuring of the Company’s troubled debts during years ended June 30, 2021 and 2020:

	Year Ended June 30, 2021			Year Ended June 30, 2020
	# of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment	# of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
	(Dollars In Thousands)
Multi-family mortgage	-	$-	$-	1	$3,062	$2,996
Nonresidential mortgage	-	-	-	1	521	517
Commercial business	-	-	-	5	4,349	4,415
One- to four-family residential mortgage	4	877	881	5	1,285	1,220
Home equity loans	3	70	70	1	82	81
Total	7	$947	$951	13	$9,299	$9,229

During the years ended June 30, 2021 and June 30 2020, there were no charge-offs related to TDRs. During the year ended June 30, 2021 there were no troubled debt restructuring defaults. During the year ended June 30, 2020, there was one troubled debt restructuring default totaling $514,000.

Loan modifications generally involve a reduction in interest rates and/or extension of maturity dates and also may include step up interest rates in their modified terms which will impact their weighted average yield in the future. The loans which qualified as TDRs during the year ended June 30, 2021, capitalized prior past due amounts and modified the loan’s repayment terms.

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

On December 27, 2020, the 2021 Consolidated Appropriations Act was signed into law. The $900 billion relief package includes legislation that extends certain relief provisions of the CARES Act that were set to expire on December 31, 2020. This legislation extends this relief to the earlier of 60 days after the national emergency declared by the President is terminated or January 1, 2022. As of June 30, 2021, the Company had 10 non-TDR loan modifications granted under the CARES Act totaling approximately $5.6 million.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 – Loans Receivable (continued)

Individually Analyzed Loans

Effective July 1, 2020, individually analyzed loans include loans which do not share similar risk characteristics with other loans. TDR’s will generally be evaluated for individual impairment, however, after a period of sustained repayment performance which permits the credit to be returned to accrual status, a TDR would generally be removed from individual impairment analysis and returned to its corresponding pool. As of June 30, 2021, the carrying value of individually analyzed loans and loans acquired with deteriorated credit quality that were individually evaluated totaled $79.8 million, of which $59.2 million were considered collateral dependent.

For collateral dependent loans where management has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and repayment of the loan is to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral, less costs to sell, and the amortized cost basis of the loan as of the measurement date. See Note 18 for additional disclosure regarding fair value of individually analyzed collateral dependent loans.

The following table presents the carrying value of collateral dependent individually analyzed loans:

	June 30, 2021
	Carrying Value	Related Allowance
	(In Thousands)
Commercial loans:
Multi-family mortgage	$18,526	$1,368
Nonresidential mortgage (1)	32,891	4,724
Commercial business (2)	183	-
Construction	-	-
Total commercial loans	51,600	6,092

One- to four-family residential mortgage (3)	7,612	420

Consumer loans:
Home equity loans (3)	31	-

Total	$59,243	$6,512

(1)	Secured by income-producing nonresidential property.
(2)	Secured by business assets.
(3)	Secured by one- to four-family residential properties.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 – Loans Receivable (continued)

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 – Loans Receivable (continued)

The following table presents the risk category of loans as of June 30, 2021 by loan segment and vintage year:

	Term Loans by Origination Year for Fiscal Years ended June 30,
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
	(In Thousands)
Multi-family mortgage:
Pass	$281,402	$257,970	$374,871	$341,304	$343,370	$374,909	$-	$1,973,826
Special Mention	-	-	26,974	5,079	4,834	1,054	-	37,941
Substandard	-	-	-	2,896	13,198	11,399	-	27,493
Doubtful	-	-	-	-	-	-	-	-
Total multi-family mortgage	281,402	257,970	401,845	349,279	361,402	387,362	-	2,039,260
Non-residential mortgage:
Pass	99,602	77,146	56,435	64,616	254,940	441,696	6,150	1,000,585
Special Mention	-	-	23,520	4,146	8,801	4,513	-	40,980
Substandard	743	-	-	4,934	20,602	11,600	-	37,879
Doubtful	-	-	-	-	-	-	-	-
Total non-residential mortgage	100,345	77,146	79,955	73,696	284,343	457,809	6,150	1,079,444
Commercial business:
Pass	44,514	18,988	4,701	12,654	3,322	12,892	65,657	162,728
Special Mention	-	-	-	2,304	945	12	461	3,722
Substandard	41	76	160	1,474	132	189	-	2,072
Doubtful	-	-	-	-	-	420	9	429
Total commercial business	44,555	19,064	4,861	16,432	4,399	13,513	66,127	168,951
Construction loans:
Pass	40,332	17,404	11,203	13,860	1,641	1,382	5,735	91,557
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	2,247	-	2,247
Doubtful	-	-	-	-	-	-	-	-
Total construction loans	40,332	17,404	11,203	13,860	1,641	3,629	5,735	93,804
Residential mortgage:
Pass	560,543	124,606	69,917	74,754	119,238	472,587	375	1,422,020
Special Mention	-	-	1,233	-	-	712	-	1,945
Substandard	-	1,040	671	511	1,468	20,066	-	23,756
Doubtful	-	-	-	-	-	-	-	-
Total residential mortgage	560,543	125,646	71,821	75,265	120,706	493,365	375	1,447,721
Home equity loans:
Pass	834	2,508	4,585	2,778	2,241	7,798	24,788	45,532
Special Mention	-	-	-	-	-	393	-	393
Substandard	-	-	-	-	11	1,935	-	1,946
Doubtful	-	-	-	-	-	-	-	-
Total home equity loans	834	2,508	4,585	2,778	2,252	10,126	24,788	47,871
Other consumer loans
Pass	550	517	633	256	127	1,044	44	3,171
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	1	1
Doubtful	-	-	-	-	-	-	87	87
Other consumer loans	550	517	633	256	127	1,044	132	3,259
Total loans	$1,028,561	$500,255	$574,903	$531,566	$774,870	$1,366,848	$103,307	$4,880,310

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 – Loans Receivable (continued)

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

Residential Mortgage Loans in Foreclosure

We may obtain physical possession of one- to four-family real estate collateralizing a residential mortgage loan via foreclosure or through an in-substance repossession. As of June 30, 2021, we held one single-family property in other real estate owned with an aggregate carrying value of $178,000 that was acquired through a foreclosure on a residential mortgage loan.  As of that same date, we held 11 residential mortgage loans with aggregate carrying values totaling $2.1 million which were in the process of foreclosure.

As of June 30, 2020, we held one single-family property in other real estate owned with an aggregate carrying value of $178,000 that was acquired through a foreclosure on a residential mortgage loan. As of that same date, we held nine residential mortgage loans with aggregate carrying values totaling $1.9 million which were in the process of foreclosure.

The States of New Jersey and New York have issued executive orders and enacted legislation declaring moratoriums on removing individuals from a residential property as a result of an eviction or foreclosure proceeding. On August 4, 2021, the Governor of New Jersey extended eviction protections for certain tenants. Such protections will extend until August 31, 2021 or December 31, 2021, depending on income levels. The moratorium on home foreclosures is set to end on November 15, 2021, for all income levels. The New York law, which places a moratorium on evictions for tenants who have endured COVID-related hardship and on foreclosures, will be in effect until at least August 31, 2021. As a result, since March 28, 2020, the Company has temporarily suspended residential property foreclosure sales and evictions.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 – Loans Receivable (continued)

On September 4, 2020, the Centers for Disease Control and Prevention (“CDC”) imposed a nationwide temporary federal moratorium on residential evictions due to nonpayment of rent, for qualified tenants. The national eviction moratorium took effect after the expiration of eviction protections established by the CARES Act and was extended through July 31, 2021. In a new order issued by the CDC on August 3, 2021, the eviction moratorium was extended for tenants living in counties experiencing substantial and high levels of community transmission of COVID-19. This new order was set to expire on October 3, 2021. On August 26, 2021, the United States Supreme Court issued an opinion which ended the moratorium.

These eviction moratoriums may be subject to legal challenges and may change or be rescinded completely based on the results of court proceedings regarding the moratoriums.

Note 6 – Allowance for Credit Losses

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

Allowance for Credit Losses on Loans Receivable

The following tables present the balance of the allowance for credit losses at June 30, 2021 and June 30, 2020.  For the year ended June 30, 2021, the balance of the allowance for credit losses is based on the CECL methodology, as noted above. For the year ended June 30, 2020, the allowance for loan losses is based upon the calculation methodology as described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020. The tables identify the valuation allowances attributable to specifically identified impairments on individually evaluated loans, including those acquired with deteriorated credit quality, as well as valuation allowances for impairments on loans evaluated collectively. The tables include the underlying balance of loans receivable applicable to each category as of those dates.

Allowance for Credit Losses
June 30, 2021

	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of allowance for credit losses:
Loans acquired with deteriorated credit quality individually analyzed	$-	$2,700	$-	$-	$122	$21	$-	$2,843
Loans acquired with deteriorated credit quality collectively analyzed	155	692	15	49	204	1	-	1,116
Loans individually evaluated	1,368	2,025	33	-	447	1	-	3,874
Loans collectively evaluated	26,927	10,826	2,038	1,121	8,974	410	36	50,332
Total allowance for credit losses	$28,450	$16,243	$2,086	$1,170	$9,747	$433	$36	$58,165

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 6 – Allowance for Credit Losses (continued)

Balance of Loans Receivable
June 30, 2021

	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of loans receivable:
Loans acquired with deteriorated credit quality individually evaluated	$-	$6,519	$183	$-	$3,617	$380	$-	$10,699
Loans acquired with deteriorated credit quality collectively evaluated	5,599	25,844	2,533	12,970	4,785	65	-	51,796
Loans individually evaluated	18,526	30,668	729	2,228	15,553	1,364	-	69,068
Loans collectively evaluated	2,015,135	1,016,413	165,506	78,606	1,423,766	46,062	3,259	4,748,747
Total loans	$2,039,260	$1,079,444	$168,951	$93,804	$1,447,721	$47,871	$3,259	$4,880,310
Unaccreted yield adjustments								(28,916)
Loans receivable, net of yield adjustments								$4,851,394

Allowance for Loan Losses
June 30, 2020

	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of allowance for loan losses:
Loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Loans individually evaluated for impairment	-	41	47	-	1	-	-	89
Loans collectively evaluated for impairment	20,916	8,722	1,879	236	4,859	568	58	37,238
Total allowance for loan losses	$20,916	$8,763	$1,926	$236	$4,860	$568	$58	$37,327

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 6 – Allowance for Credit Losses (continued) Balance of Loans Receivable
June 30, 2020

	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of loans receivable:
Loans acquired with deteriorated credit quality	$-	$-	$222	$-	$77	$-	$-	299
Loans individually evaluated for impairment	2,962	24,048	5,567	-	10,689	1,557	-	44,823
Loans collectively evaluated for impairment	2,056,606	936,805	132,999	20,961	1,262,256	81,363	3,991	4,494,981
Total loans	$2,059,568	$960,853	$138,788	$20,961	$1,273,022	$82,920	$3,991	$4,540,103
Unaccreted yield adjustments								(41,706)
Loans receivable, net of yield adjustments								$4,498,397

The following table presents the activity in the ACL on loans for the year ended June 30, 2021:

	Year Ended June 30, 2021
	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Changes in the allowance for credit losses for the year ended June 30, 2021:

At June 30, 2020 (prior to adoption of ASC 326):	$20,916	$8,763	$1,926	$236	$4,860	$568	$58	$37,327

Impact of adopting Topic 326	8,408	2,390	(421)	80	9,106	92	(15)	19,640
Charge offs	-	(80)	(1,446)	-	(13)	(32)	(41)	(1,612)
Recoveries	-	-	17	-	4	-	9	30
Initial allowance on PCD loans	250	1,720	1,007	99	720	105	-	3,901
(Reversal of) provision for credit losses	(1,124)	3,450	1,003	755	(4,930)	(300)	25	(1,121)

Total allowance for credit losses	$28,450	$16,243	$2,086	$1,170	$9,747	$433	$36	$58,165

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 6 – Allowance for Credit Losses (continued)

For the accounting policy on the allowance for loan losses that was in effect prior to the adoption of Topic 326, see Note 1 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2020. The following tables present the activity in the allowance for loan losses for the years ended June 30, 2020 and 2019:

	Year Ended June 30, 2020
	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the year ended June 30, 2020:

At June 30, 2019:	$16,959	$9,672	$2,467	$136	$3,377	$491	$172	$33,274

Total charge offs	-	-	(50)	-	-	-	(139)	(189)
Total recoveries	-	10	2	-	-	-	33	45
Provision for (reversal of) loan losses	3,957	(919)	(493)	100	1,483	77	(8)	4,197

Total allowance for loan losses	$20,916	$8,763	$1,926	$236	$4,860	$568	$58	$37,327

	Year Ended June 30, 2019
	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Changes in the allowance for loan losses for the year ended June 30, 2019:

At June 30, 2018:	$14,946	$9,787	$2,552	$258	$2,479	$430	$413	$30,865

Total charge offs	-	(54)	(861)	-	(83)	-	(285)	(1,283)
Total recoveries	-	6	47	-	-	-	83	136
Provision for (reversal of) loan losses	2,013	(67)	729	(122)	981	61	(39)	3,556

Total allowance for loan losses	$16,959	$9,672	$2,467	$136	$3,377	$491	$172	$33,274

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 6 – Allowance for Credit Losses (continued)

Allowance for Credit Losses on Off Balance Sheet Commitments

The following tables present the activity in the ACL on off balance sheet commitments for the year ended June 30, 2021:

Year Ended
June 30, 2021
(In Thousands)
Changes in the allowance for credit losses for the year ended June 30, 2021:

At June 30, 2020:	$-

Impact of adopting Topic 326 (1)	536
Provision recorded in other non-interest expense	1,172

Total allowance for credit losses on off balance sheet commitments	$1,708

(1)	Adoption of CECL accounting standard effective July 1, 2020.

Note 7 – Leases

The Company leases certain premises and equipment under operating leases. As of June 30, 2021 the Company had right-of-use assets totaling $17.1 million and lease liabilities totaling $17.8 million. By comparison at June 30, 2020, the Company had right-of-use assets of totaling $16.5 million and lease liabilities of totaling $17.1 million.

As of June 30, 2021, the weighted average remaining lease term for operating leases was 7.96 years and the weighted average discount rate used in the measurement of operating lease liabilities was 2.40%. Total operating lease costs for the years ended June 30, 2021 and 2020 was $3.8 million and $4.0 million, respectively.

There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the year ended June 30 2021.  At June 30, 2021, the Company had no leases that had not yet commenced.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability at June 30, 2021 and 2020 is as follows:

	2021	2020
	(In Thousands)
Less than one year	$3,604	$3,212
After one year but within two years	2,998	3,004
After two years but within three years	2,372	2,405
After three years but within four years	1,917	1,739
After four years but within five years	1,759	1,509
Greater than five years	7,205	7,373
Total undiscounted cash flows	19,855	19,242
Less: discount on cash flows	(2,028)	(2,115)
Total lease liability	$17,827	$17,127

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8 – Premises and Equipment

	June 30,
	2021	2020
	(In Thousands)
Land	$12,192	$12,376
Buildings and improvements	47,535	46,219
Leasehold improvements	12,075	10,234
Furnishings and equipment	28,349	24,719
Construction in progress	71	4,174
	100,222	97,722
Less accumulated depreciation and amortization	43,884	40,333
Total premises and equipment	$56,338	$57,389

Depreciation expense on premises and equipment for the fiscal years ended June 30, 2021, 2020 and 2019 totaled $5.9 million, $4.6 million and $4.3 million, respectively.

Note 9 – Goodwill and Other Intangible Assets

	Goodwill	Core Deposit Intangibles
	(In Thousands)
Balance at June 30, 2018	$210,895	$6,295
Amortization	-	(1,135)
Balance at June 30, 2019	210,895	5,160
Amortization	-	(1,165)
Balance at June 30, 2020	210,895	3,995
Acquisition of MSB Financial Corp.	-	690
Amortization	-	(980)
Balance at June 30, 2021	$210,895	$3,705

Scheduled amortization of core deposit intangibles for each of the next five years and thereafter is as follows:

Year Ending June 30,	Core Deposit Intangible Amortization
(In Thousands)
2022	$685
2023	563
2024	526
2025	495
2026	467
Thereafter	969

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10 – Deposits

Deposits are summarized as follows:

	June 30,
	2021		2020
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars in Thousands)
Non-interest-bearing demand	$593,718	0.00%	$419,138	0.00%
Interest-bearing demand	1,902,478	0.18	1,264,151	0.54
Savings	1,111,364	0.13	906,597	0.83
Certificates of deposits	1,877,746	0.57	1,840,396	1.79
Total deposits	$5,485,306	0.28%	$4,430,282	1.07%

Brokered deposits are summarized as follows:

	June 30,
	2021		2020
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars in Thousands)
Certificates of deposits	$458,616	0.10%	$31,379	2.16%
Total brokered deposits	$458,616	0.10%	$31,379	2.16%

A summary of certificates of deposit by maturity follows:

June 30,
2021
(In Thousands)
One year or less	$1,510,761
After one year to two years	246,754
After two years to three years	41,230
After three years to four years	41,913
After four years to five years	30,790
After five years	6,298
Total certificates of deposit	$1,877,746

Certificates of deposit with balances of $250,000 or more at June 30, 2021 and 2020, totaled approximately $635.3 million and $297.0 million, respectively.  The Bank’s deposits are insurable to applicable limits by the Federal Deposit Insurance Corporation.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 – Borrowings

Fixed-rate advances from FHLB of New York mature as follows:

	June 30, 2021		June 30, 2020
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars in Thousands)
By remaining period to maturity:
Less than one year	$390,000	0.33%	$865,000	0.45%
One to two years	145,000	3.04	27,000	2.85
Two to three years	22,500	2.63	145,000	3.04
Three to four years	103,500	2.68	22,500	2.63
Four to five years	6,500	2.82	103,500	2.68
Greater than five years	-	-	6,500	2.82
Total advances	667,500	1.38%	1,169,500	1.08%
Unamortized fair value adjustments	(1,624)		(2,071)
Total advances, net of fair value adjustments	$665,876		$1,167,429

At June 30, 2021, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $3.27 billion and $170.1 million, respectively. At June 30, 2020, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $3.21 billion and $155.3 million, respectively.

Borrowings at June 30, 2021 also included other overnight borrowings totaling $20.0 million while there were no such borrowings at June 30, 2020. Borrowings at June 30, 2020 also included overnight borrowings in the form of depositor sweep accounts totaling $5.7 million, while there were no such borrowings at June 30, 2021.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12 – Derivative Instruments and Hedging Activities

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

Fair Values of Derivative Instruments on the Statement of Financial Condition

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Statement of Financial Condition as of June 30, 2021 and June 30, 2020:

	June 30, 2021
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$1,832	Other liabilities	$673
Total		$1,832		$673

	June 30, 2020
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$235	Other liabilities	$18,177
Total		$235		$18,177

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using derivatives are primarily to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps and caps as part of its interest rate risk management strategy. These interest rate products are designated as cash flow hedges. As of June 30, 2021, the Company had a total of 12 interest rate swaps and caps with a total notional amount of $1.04 billion hedging specific wholesale funding positions.

For derivatives designated as cash flow hedges, the gain or loss on the derivatives is recorded in other comprehensive income, net of tax, and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate wholesale funding positions. During the year ended June 30, 2021, the Company had $8.3 million of reclassifications to interest expense. During the next 12 months, the Company estimates that $5.4 million will be reclassified as an increase in interest expense.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12 – Derivative Instruments and Hedging Activities (continued)

The tables below present the pre-tax effects of the Company’s derivative instruments on the Consolidated Statements of Income as of June 30, 2021, June 30, 2020 and June 30, 2019:

	Year Ended June 30, 2021
	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	(In Thousands)
Derivatives in cash flow hedging relationships:
Interest rate contracts	$10,825	Interest expense	$(8,281)
Total	$10,825		$(8,281)

	Year Ended June 30, 2020
	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	(In Thousands)
Derivatives in cash flow hedging relationships:
Interest rate contracts	$(21,264)	Interest expense	$1,870
Total	$(21,264)		$1,870

	Year Ended June 30, 2019
	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	(In Thousands)
Derivatives in cash flow hedging relationships:
Interest rate contracts	$(21,409)	Interest expense	$6,753
Total	$(21,409)		$6,753

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12 – Derivative Instruments and Hedging Activities (continued)

Offsetting Derivatives

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives in the Consolidated Statement of Condition as of June 30, 2021 and June 30, 2020, respectively. The net amounts presented for derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Statement of Condition.

	June 30, 2021
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount
	(In Thousands)
Assets:
Interest rate contracts	$6,847	$(5,015)	$1,832	$-	$-	$1,832
Total	$6,847	$(5,015)	$1,832	$-	$-	$1,832

				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount
	(In Thousands)
Liabilities:
Interest rate contracts	$5,688	$(5,015)	$673	$-	$(673)	$-
Total	$5,688	$(5,015)	$673	$-	$(673)	$-

	June 30, 2020
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount
	(In Thousands)
Assets:
Interest rate contracts	$592	$(357)	$235	$-	$-	$235
Total	$592	$(357)	$235	$-	$-	$235

				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount
	(In Thousands)
Liabilities:
Interest rate contracts	$18,534	$(357)	$18,177	$-	$(18,177)	$-
Total	$18,534	$(357)	$18,177	$-	$(18,177)	$-

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12 – Derivative Instruments and Hedging Activities (continued)

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations and could be required to terminate its derivative positions with the counterparty. The Company also has agreements with its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well-capitalized institution, then the Company could be required to terminate its derivative positions with the counterparty. As of June 30, 2021, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to those agreements was $1.1 million.

As required under the enforceable master netting arrangement with its derivatives counterparties, at June 30, 2021 the Company posted financial collateral of $673,000 that was not included as an offsetting amount. By comparison, at June 30, 2020, the Company posted financial collateral of $18.2 million that was not included as offsetting amount.

In addition to the derivative instruments noted above, the Company’s pipeline of loans held for sale at June 30, 2021 and June 30, 2020, included $48.4 million and $127.2 million, respectively, of in process loans whose terms included interest rate locks to borrowers, which are considered free-standing derivative instruments whose fair values are not material to our financial condition or results of operations.

Note 13 – Benefit Plans

Components of Net Periodic Expense

The following table sets forth the aggregate net periodic benefit expense for the Bank’s Benefit Equalization Plan, Postretirement Welfare Plan, Directors’ Consultation and Retirement Plan and Atlas Bank Retirement Income Plan:

				Affected Line Item in the Consolidated
	Years Ended June 30,			Statements of Income
	2021	2020	2019
	(In Thousands)
Service cost	$106	$78	$54	Salaries and employee benefits
Interest cost	262	326	378	Miscellaneous non-interest expense
Amortization of unrecognized loss	83	19	43	Miscellaneous non-interest expense
Expected return on assets	(113)	(112)	(112)	Miscellaneous non-interest expense
Net periodic benefit cost	$338	$311	$363

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13 – Benefit Plans (continued)

ESOP

In conjunction to the Company’s initial public stock offering in February 2005, the Bank established an ESOP for all eligible employees. The ESOP purchased 2,409,764 shares of Company’s common stock with proceeds of a loan from the Company to the ESOP. In connection with the completion of the Company’s mutual to stock conversion in May 2015, the ESOP purchased an additional 3,612,500 shares of the Company’s common stock at a price of $10.00 per share with the proceeds of a new loan from the Company to the ESOP. The Company refinanced the outstanding principal and interest balance of $3.8 million and borrowed and additional $36.1 million to purchase the additional shares.  The Company makes discretionary contributions to the ESOP equaling principal and interest payments owed on the ESOP’s loan to the Company. Such payments may be reduced by the amount of dividends paid on shares of the Company’s common stock held by the ESOP. The outstanding loan principal balance at June 30, 2021 was $30.0 million.

ESOP shares pledged as collateral are initially recorded as unearned ESOP shares in the consolidated statements of financial condition. ESOP compensation expense was approximately $2,069,000, $2,354,000 and $2,464,000 for the years ended June 30, 2021, 2020 and 2019, respectively, representing the fair value of shares allocated or committed to be released during the year.

At June 30, 2021 and 2020, the ESOP shares were as follows:

	June 30,
	2021	2020
	(In Thousands)
Allocated shares	2,021	1,924
Total shares distributed to employees	1,141	1,038
Shares committed to be released	100	100
Unearned shares	2,760	2,960
Total ESOP shares	6,022	6,022

Fair value of unearned ESOP shares	$32,982	$24,213

Employee Stock Ownership Plan Benefit Equalization Plan ("ESOP BEP")

The Bank has a non-qualified plan to compensate its executive officers who participate in the Bank's ESOP for certain benefits lost under such plan by reason of benefit limitations imposed by the Internal Revenue Code (“IRC”). The ESOP BEP expense was approximately $37,000, $24,000 and $47,000 for the years ended June 30, 2021, 2020 and 2019, respectively. The liability totaled approximately $18,000 and $20,000 at June 30, 2021 and 2020, respectively.

Employees’ Savings and Profit Sharing Plan

The Bank sponsors the Employees' Savings and Profit Sharing Plan and Trust (the “Plan”), pursuant to Section 401(k) of the Internal Revenue Code, for all eligible employees. Employees may elect to contribute up to 75% of their compensation subject to the limitations imposed by the Internal Revenue Code. The Bank will contribute a matching contribution up to 3.5% of an eligible employee’s salary deferral contribution, provided the eligible employee has contributed 6%. The Plan expense amounted to approximately $1,335,000, $1,147,000 and $1,047,000 for the years ended June 30, 2021, 2020 and 2019, respectively.

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

Note 13 – Benefit Plans (continued)

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

Funded status (market value of plan assets divided by funding target) of the Pentegra DB Plan based on valuation reports as of July 1, 2020 and 2019 was 102.31% and 104.08%, respectively. Total contributions, made to the Pentegra DB Plan, which include contributions from all participating employers and not just the Company, as reported on Form 5500, were $253.2 million and $138.3 million for the plan years ended June 30, 2020 and June 30, 2019, respectively. The Bank’s contributions to the Pentegra DB Plan were not more than 5% of the total contributions to the Pentegra DB Plan. During the years ended June 30, 2021, 2020 and 2019, the total expense recorded for the Pentegra DB Plan was approximately $329,000, $340,000 and $967,000, respectively.

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

The following tables set forth the ABRIP’s funded status and net periodic benefit cost:

	June 30,
	2021	2020
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation - beginning	$2,285	$2,553
Interest cost	61	77
Actuarial gain	(49)	(228)
Benefit payments	(148)	(117)
Projected benefit obligation - ending	$2,149	$2,285

Change in plan assets:
Fair value of assets - beginning	$3,299	$3,223
Actual return on assets	69	193
Benefit payments	(148)	(117)
Fair value of assets - ending	$3,220	$3,299

Reconciliation of funded status:
Projected benefit obligation	$(2,149)	$(2,285)
Fair value of assets	3,220	3,299
Funded status included in other assets	$1,071	$1,014

Accumulated benefit obligation	$(2,149)	$(2,285)

Valuation assumptions
Discount rate	3.00%	2.75%
Salary increase rate	N/A	N/A

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13 – Benefit Plans (continued)

	Years Ended June 30,
	2021	2020	2019
	(In Thousands)
Net periodic benefit cost/(credit):
Interest cost	$61	$77	$108
Expected return on assets	(113)	(112)	(112)
Amortization of net loss	22	4	57
Total benefit cost (credit)	$(30)	$(31)	$53

Valuation assumptions
Discount rate	2.75%	3.75%	4.25%
Long term rate of return on plan assets	3.50%	3.50%	3.50%

The Bank does not expect to contribute to the ABRIP in the year ending June 30, 2022.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Benefit Payments
(In Thousands)
Years ending June 30:
2022	$146
2023	144
2024	141
2025	142
2026	143
2027-2031	657

At June 30, 2021 and 2020, unrecognized net loss of $496,000 and $523,000, respectively, was included in accumulated other comprehensive income.

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13 – Benefit Plans (continued)

The fair values of the ABRIP’s assets at June 30, 2021 and 2020 by asset category (see Note 18 for the definitions of levels), are as follows:

	June 30, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Prudential Guaranteed Deposit Fund	$-	$3,220	$-	$3,220

	June 30, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Prudential Guaranteed Deposit Fund	$-	$3,299	$-	$3,299

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13 – Benefit Plans (continued)

Benefit Equalization Plan (“BEP”)

The Bank has an unfunded non-qualified plan to compensate executive officers of the Bank who participate in the Bank’s qualified defined benefit plan for certain benefits lost under such plans by reason of benefit limitations imposed by Sections 415 and 401 of the IRC. There were approximately $239,000, $237,000 and $235,000 in contributions made to and benefits paid under the BEP during each of the years ended June 30, 2021, 2020 and 2019, respectively.

The following tables set forth the BEP’s funded status and components of net periodic benefit cost:

	June 30,
	2021	2020
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation - beginning	$3,206	$3,105
Interest cost	85	112
Actuarial (gain) loss	(53)	226
Benefit payments	(239)	(237)
Projected benefit obligation - ending	$2,999	$3,206

Change in plan assets:
Fair value of assets - beginning	$-	$-
Contributions	239	237
Benefit payments	(239)	(237)
Fair value of assets - ending	$-	$-

Reconciliation of funded status:
Accumulated benefit obligation	$(2,999)	$(3,206)

Projected benefit obligation	$(2,999)	$(3,206)
Fair value of assets	-	-
Funded status included in other liabilities	$(2,999)	$(3,206)

Valuation assumptions
Discount rate	3.00%	2.75%
Salary increase rate	N/A	N/A

	Years Ended June 30,
	2021	2020	2019
	(In Thousands)
Net periodic benefit cost:
Interest cost	$85	$112	$125
Amortization of net actuarial loss	75	56	44
Total expense	$160	$168	$169

Valuation assumptions
Discount rate	2.75%	3.75%	4.25%
Salary increase rate	N/A	N/A	N/A

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13 – Benefit Plans (continued)

It is estimated that contributions of approximately $238,000 will be made during the year ending June 30, 2022.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Benefit Payments
(In Thousands)
Years ending June 30:
2022	$238
2023	235
2024	231
2025	228
2026	223
2027-2031	1,030

In April 2007, the Board of Directors of the Bank approved, effective July 1, 2007, freezing all future benefit accruals under the BEP related to the Bank’s defined benefit pension plan.

At June 30, 2021 and 2020, unrecognized net loss of $1,029,000 and $1,157,000, respectively, was included in accumulated other comprehensive income.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13 – Benefit Plans (continued)

Postretirement Welfare Plan

The Bank has an unfunded postretirement group term life insurance plan covering all eligible employees. The benefits are based on age and years of service. During the years ended June 30, 2021, 2020 and 2019, contributions and benefits paid totaled $11,000, $11,000 and $6,000, respectively.

The following tables set forth the accrued accumulated postretirement benefit obligation and the net periodic benefit cost:

	June 30,
	2021	2020
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation - beginning	$991	$710
Service cost	106	78
Interest cost	27	26
Actuarial (gain) loss	(4)	188
Premiums/claims paid	(12)	(11)
Projected benefit obligation - ending	$1,108	$991

Change in plan assets:
Fair value of assets - beginning	$-	$-
Contributions	12	11
Premiums/claims paid	(12)	(11)
Fair value of assets - ending	$-	$-

Reconciliation of funded status:
Projected benefit obligation	$(1,108)	$(991)
Fair value of assets	-	-
Funded status included in other liabilities	$(1,108)	$(991)

Valuation assumptions
Discount rate	3.00%	2.75%
Salary increase rate	3.25%	3.25%

	Years Ended June 30,
	2021	2020	2019
	(In Thousands)
Net periodic benefit cost:
Service cost	$106	$78	$54
Interest cost	27	26	26
Amortization of net actuarial gain	(14)	(41)	(49)
Total expense (benefit)	$119	$63	$31

Valuation assumptions
Discount rate	2.75%	3.75%	4.25%
Salary increase rate	3.25%	3.25%	3.25%

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13 – Benefit Plans (continued)

It is estimated that contributions of approximately $44,000 will be made during the year ending June 30, 2022.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Benefit Payments
(In Thousands)
Years ending June 30:
2022	$44
2023	52
2024	61
2025	70
2026	84
2027-2031	522

At June 30, 2021 and 2020, unrecognized net gain of $230,000 and $240,000, respectively, were included in accumulated other comprehensive income.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13 – Benefit Plans (continued)

Directors’ Consultation and Retirement Plan (“DCRP”)

The Bank has an unfunded retirement plan for non-employee directors. The benefits are payable based on term of service as a director. During each of the years ended June 30, 2021, 2020 and 2019, contributions and benefits paid totaled $69,000, $60,000 and $60,000, respectively.

The following table sets forth the DCRP’s funded status and components of net periodic cost:

	June 30,
	2021	2020
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation - beginning	$3,269	$2,975
Interest cost	89	110
Actuarial (gain) loss	(173)	244
Benefit payments	(69)	(60)
Projected benefit obligation - ending	$3,116	$3,269

Change in plan assets:
Fair value of assets - beginning	$-	$-
Contributions	69	60
Benefit payments	(69)	(60)
Fair value of assets - ending	$-	$-

Reconciliation of funded status:
Accumulated benefit obligation	$(3,116)	$(3,269)

Projected benefit obligation	$(3,116)	$(3,269)
Fair value of assets	-	-
Funded status included in other liabilities	$(3,116)	$(3,269)

Valuation assumptions
Discount rate	3.00%	2.75%
Salary increase rate	N/A	N/A

	Years Ended June 30,
	2021	2020	2019
	(In Thousands)
Net periodic benefit cost:
Service cost	$-	$-	$-
Interest cost	89	110	119
Amortization of net actuarial gain	-	-	(9)
Total expense (benefit)	$89	$110	$110

Valuation assumptions
Discount rate	2.75%	3.75%	4.25%
Salary increase rate	N/A	N/A	N/A

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13 – Benefit Plans (continued)

It is estimated that contributions of approximately $71,000 will be made during the year ending June 30, 2022.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Benefit Payments
(In Thousands)
Years ending June 30:
2022	$71
2023	91
2024	111
2025	149
2026	167
2027-2031	1,178

In December 2015, the Board of Directors of the Bank approved freezing all future benefit accruals under the DCRP effective December 31, 2015.

At June 30, 2021 and 2020 unrecognized net gain of $203,000 and $30,000, respectively, was included in accumulated other comprehensive income. For the fiscal year ending June 30, 2022, no unrecognized net gain or net loss is expected to be recognized as a component of net periodic benefit cost.

Note 14 – Stock Based Compensation

At the Company’s 2016 Annual Meeting of Stockholder’s held on October 27, 2016, the stockholders approved the Kearny Financial Corp. 2016 Equity Incentive Plan (“2016 Plan”) which provides for the grant of stock options and restricted stock awards. The 2016 Plan authorized up to 3,687,628 shares as stock option grants and 1,523,696 shares as restricted stock awards.

At June 30, 2021, there were 572,628 shares remaining available for future stock option grants while there were no shares remaining for future restricted stock awards under the 2016 Plan.

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

The fair value of stock options granted as part of the 2016 Plan was estimated utilizing the Black-Scholes option pricing model using the following assumptions for the periods presented below:

	Years Ended June 30,
	2021	2020	2019
Weighted average risk-free interest rate	-	-	2.09%
Expected dividend yield	-	-	1.77%
Weighted average volatility factor of the expected market price of the Company's stock	-	-	14.03%
Weighted average expected life of the options (in years)	-	-	4.9
Weighted average fair value of options granted	-	-	$2.54

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14 – Stock Based Compensation (continued)

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

There were 53,706 restricted stock awards granted during the year ended June 30, 2021. There were no restricted stock awards granted during the year ended June 30, 2020. The Company awarded 233,000 shares of restricted stock during the year ended June 30, 2019.

During the years ended June 30, 2021, 2020 and 2019, the Company recorded $5.7 million, $5.9 million and $6.1 million, respectively, of share-based compensation expense, comprised of stock option expense of $1.8 million, $1.8 million and $2.0 million respectively, and restricted stock expense of $3.8 million, $4.0 million and $4.1 million, respectively.

During the years ended June 30, 2021, 2020 and 2019, the income tax benefit attributed to non-qualified stock options expense was approximately $422,000, $432,000 and 453,000, respectively, and attributed to restricted stock expense was approximately $1.4 million, $1.5 million and $1.5 million, respectively.

The following is a summary of the Company's stock option activity and related information for its option plans for the year ended June 30, 2021:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In Thousands)			(In Thousands)
Outstanding at June 30, 2020	3,294	$14.90	6.5 years	$11
Granted	-	-	-
Exercised	(41)	9.00	2.5 years
Forfeited	-	-
Outstanding at June 30, 2021	3,253	$14.97	5.5 years	$177

Exercisable at June 30, 2021	2,510	$15.00	5.4 years	$177

The Company generally issues shares from authorized but unissued shares upon the exercise of vested options.

A total of 41,412 vested options, with an aggregate intrinsic value of $158,000, were exercised during the year ended June 30, 2021. In fulfillment of these exercises, the Company issued 41,412 shares from authorized but unissued shares. There were no vested options exercised during the year ended June 30, 2020. A total of 48,314 vested options, with an aggregate intrinsic value of $235,000, were exercised during the year ended June 30, 2019.

The cash proceeds from stock option exercises during the year ended June 30, 2021 totaled approximately $373,000. A portion of such exercises represented disqualifying dispositions of incentive stock options for which the Company recognized $47,000 in income tax benefit. The cash proceeds from stock option exercises during the year ended June 30, 2019 totaled approximately $423,000. A portion of such exercises represented disqualifying dispositions of incentive stock options for which the Company recognized $69,000 in income tax benefit.

Expected future compensation expense relating to the 743,000 non-vested options outstanding as of June 30, 2021 is $1.1 million over a weighted average period of 2.5 years.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14 – Stock Based Compensation (continued)

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

The vesting of the applicable performance-based restricted shares over the fifth year of the five-year service period was conditioned upon the achievement of the Company's earning-based performance targets for the fiscal year ended June 30, 2021. Such performance targets were established by the Board of Directors in the Company's strategic business plan and budget for that period. The Company fully achieved the applicable performance targets for fiscal 2021 and therefore expects that all eligible performance-based restricted shares will successfully vest over the fifth year of the five-year service period. For the fiscal year ended June 30, 2020, the Company fully achieved the applicable performance targets and all eligible performance-based restricted shares successfully vested in the fourth year of the five-year service period.

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

The following is a summary of the status of the Company's non-vested restricted share awards as of June 30, 2021 and changes during the year ended June 30, 2021:

	Vesting Contingent on Service Conditions		Vesting Contingent on Performance and Service Conditions
	Restricted Shares	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value
	(In Thousands)		(In Thousands)
Non-vested at June 30, 2020	420	$14.86	227	$14.69
Granted	27	13.11	27	13.11
Vested	(183)	15.07	(94)	14.95
Forfeited	-	-	-	-
Non-vested at June 30, 2021	264	$14.54	160	$14.27

During the years ended June 30, 2021, 2020 and 2019, the total fair value of vested restricted shares were $4.2 million, $4.2 million and $4.1 million, respectively. Expected future compensation expense relating to the 423,676 non-vested restricted shares at June 30, 2021 is $3.3 million over a weighted average period of 4.9 years.

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

During the fiscal year ended June 30, 2021, applications for capital distributions from the Bank to the Company were approved by federal banking regulators in the amount of $40.0 million, $45.0 million and $50.0 million which was paid by the Bank to the Company in October 2020, January 2021 and May 2021, respectively. Also, during the fiscal year ended June 30, 2021, an application for quarterly capital distributions from the Bank to the Company was approved by federal banking regulators.  The amount of dividends payable is based on 75 percent of quarterly net income of the Bank.

During the years ended June 30, 2021 and 2020, dividends paid by the Bank to the Company, in conjunction with quarterly capital distributions, as discussed above, totaled $43.9 million and $30.0 million, respectively.

The Bank and the Company are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank and consolidated Company must meet specific capital guidelines that involve quantitative measures of their respective assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s and consolidated Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

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

At June 30, 2021, the regulatory capital ratios, of both the Company and the Bank were in excess of the levels required by federal banking regulators to be classified as “well-capitalized” under regulatory guidelines.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Stockholders’ Equity (continued)

The following tables present information regarding the Bank’s regulatory capital levels at June 30, 2021 and 2020:

	At June 30, 2021
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$761,883	17.22%	$353,970	8.00%	$442,462	10.00%
Tier 1 capital (to risk-weighted assets)	726,737	16.42%	265,477	6.00%	353,970	8.00%
Common equity tier 1 capital (to risk-weighted assets)	726,737	16.42%	199,108	4.50%	287,600	6.50%
Tier 1 capital (to adjusted total assets)	726,737	10.23%	284,114	4.00%	355,142	5.00%

	At June 30, 2020
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$816,577	21.38%	$305,562	8.00%	$381,953	10.00%
Tier 1 capital (to risk-weighted assets)	779,250	20.40%	229,172	6.00%	305,562	8.00%
Common equity tier 1 capital (to risk-weighted assets)	779,250	20.40%	171,879	4.50%	248,269	6.50%
Tier 1 capital (to adjusted total assets)	779,250	11.95%	260,893	4.00%	326,116	5.00%

The following tables present information regarding the consolidated Company’s regulatory capital levels at June 30, 2021 and June 30, 2020:

	At June 30, 2021
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$872,823	19.65%	$355,274	8.00%
Tier 1 capital (to risk-weighted assets)	837,677	18.86%	266,456	6.00%
Common equity tier 1 capital (to risk-weighted assets)	837,677	18.86%	199,842	4.50%
Tier 1 capital (to adjusted total assets)	837,677	11.76%	284,877	4.00%

	At June 30, 2020
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$906,058	23.61%	$306,958	8.00%
Tier 1 capital (to risk-weighted assets)	868,731	22.64%	230,219	6.00%
Common equity tier 1 capital (to risk-weighted assets)	868,731	22.64%	172,664	4.50%
Tier 1 capital (to adjusted total assets)	868,731	13.27%	261,783	4.00%

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Stockholders’ Equity (continued)

Stock Repurchase Plans

In March 2019 the Company announced its fourth stock repurchase plan which authorized the repurchase of 9,218,324 shares, or 10%, of the Company’s outstanding common stock. On March 25, 2020, that plan was temporarily suspended due to the risks and uncertainties associated with the COVID-19 pandemic. On October 19, 2020, the Company announced the resumption of that plan which had, as of that date, 761,030 shares of common stock remained to be repurchased. On October 19, 2020, the Company announced the approval of a fifth repurchase plan totaling 4,475,523 shares, or 5% of the Company’s outstanding common stock which was implemented upon the completion of the fourth stock repurchase plan. On January 22, 2021, the Company announced the completion of its fifth stock repurchase plan and the authorization of a sixth stock repurchase plan to repurchase up to 4,210,520 shares, or 5% of the Company’s outstanding common stock. On May 26, 2021, the Company announced the completion of its sixth stock repurchase plan and the authorization of a seventh stock repurchase plan to repurchase up to 4,064,649 shares, or 5%, of the Company’s outstanding common stock.

During the year ended June 30, 2021, the Company repurchased a total of 10,567,073 shares of its common stock which were repurchased in conjunction with the Company’s fourth, fifth, sixth and seventh repurchase plans. Such shares were repurchased at a total cost of $119.0 million and at an average cost of $11.26 per share.

Including shares previously repurchased, the shares associated with the fourth repurchase plan were repurchased at a total cost of $117.9 million and at an average cost of $12.79 per share. The Company fully repurchased shares associated with the Company’s fifth share repurchase plan during the quarter ended March 31, 2021, such shares were repurchased at a total cost of $46.9 million and at an average cost of $10.48 per share. The shares repurchased related to the Company’s sixth share repurchase plan were repurchased at a total cost of $51.1 million and at an average cost of $12.15 per share.

During the year ended June 30, 2021, and in conjunction with the Company’s seventh repurchase program, the Company repurchased 1,120,000 shares at a cost of $14.2 million and at an average cost of $12.65 per share which represented 27.6% of the total shares authorized to be repurchased.

Note 16 – Income Taxes

The components of income taxes are as follows:

	Years Ended June 30,
	2021	2020	2019
	(In Thousands)
Current income tax expense:
Federal	$12,051	$6,745	$5,656
State	5,058	4,877	3,733
	17,109	11,622	9,389
Deferred income tax expense:
Federal	2,673	1,153	3,842
State	2,016	235	368
	4,689	1,388	4,210
Valuation allowance	(535)	(723)	328

Total income tax expense	$21,263	$12,287	$13,927

The following table presents a reconciliation between the reported income taxes for the periods presented and the income taxes which would be computed by applying the federal income tax rates applicable to those periods. The federal income tax rate of 21% was applicable for the years ended June 30, 2021, 2020 and 2019.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 – Income Taxes (continued)

	Years Ended June 30,
	2021	2020	2019
	(Dollars In Thousands)
Income before income taxes	$84,496	$57,252	$56,069
Statutory federal tax rate	21%	21%	21%
Federal income tax expense at statutory rate	$17,744	$12,023	$11,774
(Reduction) increases in income taxes resulting from:
Tax exempt interest	(345)	(497)	(589)
State tax, net of federal tax effect	5,464	3,914	3,510
Incentive stock options compensation expense	85	78	88
Income from bank-owned life insurance	(1,255)	(1,314)	(1,329)
Disqualifying disposition on incentive stock options	(33)	-	(24)
Non-deductible merger-related expenses	49	148	-
Bargain purchase gain	(641)	-	-
Tax benefit arising from the adoption of the CARES Act provisions	-	(1,624)	-
Other items, net	730	282	169
	21,798	13,010	13,599
Valuation allowance	(535)	(723)	328

Total income tax expense	$21,263	$12,287	$13,927
Effective income tax rate	25.16%	21.46%	24.84%

The effective income tax rate represents total income tax expense divided by income before income taxes. Retained earnings at June 30, 2021, includes approximately $38.4 million of bad debt allowance, pursuant to the IRC, for which income taxes have not been provided.  If such amount is used for purposes other than to absorb bad debts, including distributions in liquidation, it will be subject to income tax at the then current rate.

A tax position is recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation process, if any. A tax position that meets the more likely than not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more likely than not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment.

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carryover period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income, and the projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based on its assessment, management determined the following related to June 30, 2021 and 2020:

In the year ended June 30, 2020, the valuation allowance against the charitable contribution carryover was reversed as it became more likely than not that the charitable contribution would be realized. In addition, the Company maintained a valuation allowance during the year ended June 30, 2020, against a portion of the deferred tax asset arising from fair value adjustments on investment securities acquired in a prior acquisition.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 – Income Taxes (continued)

In the year ended June 30, 2020, the Company also recorded a valuation allowance against capital losses generated in the current year. Management determined that it was more likely than not that the Company will not generate capital gains in the carryover period to offset the capital losses. During the year ended June 30, 2021, the Company reversed a valuation allowance totaling $535,000 which was associated with the realization of a capital loss carryforward.

It is more likely than not that all other deferred tax assets will be realized.

The tax effects of existing temporary differences that give rise to deferred income tax assets and liabilities are as follows:

	June 30,
	2021	2020
	(In Thousands)
Deferred income tax assets:
Purchase accounting	$8,417	$11,668
Accumulated other comprehensive income
Defined benefit plans	326	416
Derivatives	94	5,730
Allowance for credit losses	17,376	11,047
Benefit plans	2,432	2,290
Compensation	1,616	1,287
Stock-based compensation	2,937	2,482
Uncollected interest	1,484	1,362
Depreciation	1,691	268
Net operating loss carryover	5	6
Capital loss carryforward	313	329
Other items	1,048	1,049
	37,739	37,934
Valuation allowance	-	(535)
	37,739	37,399
Deferred income tax liabilities:
Deferred loan fees and costs	620	-
Accumulated other comprehensive income
Unrealized gain on securities available for sale	2,882	6,541
Goodwill	4,560	4,655
Other items	354	723
	8,416	11,919
Net deferred income tax asset	$29,323	$25,480

The Company has various state and local NOL carryforwards which will begin to expire in the year ending June 30, 2025.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of the state of New Jersey and various other states.  The Company is generally no longer subject to examination by federal, state and local taxing authorities for tax years prior to June 30, 2018.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management’s credit evaluation of the borrower. At June 30, 2021 and 2020, the Bank had $512.2 million and $145.1 million in commitments to originate loans, including unused lines of credit.

The Bank is party to standby letters of credit through which it guarantees certain specific business obligations of its commercial customers.  The balance of standby letters of credit at June 30, 2021 and 2020 were approximately $739,000 and $217,000, respectively.

In addition to the commitments noted above, at June 30, 2021, the Company’s pipeline of loans held for sale included $48.4 million of in-process loans whose terms included interest rate locks to borrowers that were paired with a best-efforts commitment to sell the loan to a buyer at a fixed price within a predetermined timeframe after the sale commitment is established.

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 18 – Fair Value of Financial Instruments (continued)

Assets Measured on a Recurring Basis:

The following methods and significant assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at June 30, 2021 and June 30, 2020:

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

Those assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Debt securities available for sale:
Obligations of state and political subdivisions	-	34,603	-	34,603
Asset-backed securities	-	242,989	-	242,989
Collateralized loan obligations	-	189,880	-	189,880
Corporate bonds	-	158,351	-	158,351
Total debt securities	-	625,823	-	625,823

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	-	13,739	-	13,739
Residential pass-through securities	-	744,491	-	744,491
Commercial pass-through securities	-	292,811	-	292,811
Total mortgage-backed securities	-	1,051,041	-	1,051,041
Total securities available for sale	$-	$1,676,864	$-	$1,676,864
Interest rate contracts	-	1,832	-	1,832

Total assets	$-	$1,678,696	$-	$1,678,696

Liabilities:
Interest rate contracts	$-	$673	$-	$673
Total liabilities	$-	$673	$-	$673

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

Assets Measured on a Non-Recurring Basis:

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a non-recurring basis at June 30, 2021 and June 30, 2020:

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

Those assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	June 30, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Collateral dependent loans:
Residential mortgage	$-	$-	$3,051	$3,051
Multi-family mortgage	-	-	6,932	6,932
Non-residential mortgage	-	-	8,679	8,679
Total	$-	$-	$18,662	$18,662

Other real estate owned, net:
Residential		$-	$178	$178
Total	$-	$-	$178	$178

	June 30, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Impaired loans:
Residential mortgage	$-	$-	$2,339	$2,339
Non-residential mortgage	-	-	2,282	2,282
Commercial business	-	-	129	129
Total	$-	$-	$4,750	$4,750

Other real estate owned, net:
Residential	-	-	178	178
Total	$-	$-	$178	$178

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 18 – Fair Value of Financial Instruments (continued)

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value:

	June 30, 2021
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(In Thousands)
Collateral dependent loans:
Residential mortgage	$3,051	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	7% - 13%	9.77%
Multi-family mortgage	6,932	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	10% - 11%	10.39%
Non-residential mortgage	8,679	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	9% - 16%	14.48%
Total	$18,662

Other real estate owned, net:
Residential	$178	Market valuation of underlying collateral	(3)	Adjustments to reflect current conditions/selling costs	(2)	6.00%	6.00%
Total	$178

	June 30, 2020
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(In Thousands)
Impaired loans:
Residential mortgage	$2,339	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	7% - 9%	8.17%
Non-residential mortgage	2,282	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	9% - 12%	10.27%
Commercial business	129	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	0% - 0%	0.00%
Total	$4,750

Other real estate owned, net:
Residential	$178	Market valuation of underlying collateral	(3)	Adjustments to reflect current conditions/selling costs	(2)	6.00%	6.00%
Total	$178

(1)	The fair value basis of impaired loans is generally determined based on an independent appraisal of the fair value of a loan’s underlying collateral.
(2)

The fair value basis of impaired loans and other real estate owned is adjusted to reflect management estimates of selling costs including, but not limited to, real estate brokerage commissions and title transfer fees.

(3)

The fair value basis of other real estate owned is generally determined based upon the lower of an independent appraisal of the property’s fair value or the applicable listing price or contracted sales price.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 18 – Fair Value of Financial Instruments (continued)

At June 30, 2021, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $25.2 million and valuation allowances of $6.5 million reflecting fair values of $18.7 million. By comparison, at June 30, 2020, impaired loans valued using Level 3 inputs comprised loans with principal balances totaling $4.8 million and valuation allowances of $89,000 reflecting fair values of $4.8 million.

Once a loan is foreclosed, the fair value of the other real estate owned continues to be evaluated based upon the fair value of the repossessed real estate originally securing the loan. At June 30, 2021 and June 30, 2020, the Company held other real estate owned totaling $178,000, respectively, whose carrying value was written down utilizing Level 3 inputs.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2021 and June 30, 2020:

	June 30, 2021
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$67,855	$67,855	$67,855	$-	$-
Investment securities available for sale	1,676,864	1,676,864	-	1,676,864	-
Investment securities held to maturity	38,138	39,610	-	39,610	-
Loans held-for-sale	16,492	16,934	-	16,934	-
Net loans receivable	4,793,229	4,830,136	-	-	4,830,136
FHLB Stock	36,615	-	-	-	-
Interest receivable	19,362	19,362	1	4,238	15,123
Interest rate contracts	1,832	1,832	-	1,832	-

Financial liabilities:
Deposits	5,485,306	5,490,923	3,607,560	-	1,883,363
Borrowings	685,876	701,419	-	-	701,419
Interest payable on deposits	145	145	96	-	49
Interest payable on borrowings	1,335	1,335	-	-	1,335
Interest rate contracts	673	673	-	673	-

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 19 – Comprehensive Income

The components of accumulated other comprehensive income included in stockholders’ equity are as follows:

	June 30,
	2021	2020
	(In Thousands)
Net unrealized gain on securities available for sale	$10,011	$22,482
Tax effect	(2,882)	(6,541)
Net of tax amount	7,129	15,941

Fair value adjustments on derivatives	(312)	(19,418)
Tax effect	94	5,730
Net of tax amount	(218)	(13,688)

Benefit plan adjustments	(1,093)	(1,412)
Tax effect	326	416
Net of tax amount	(767)	(996)

Total accumulated other comprehensive income	$6,144	$1,257

Other comprehensive income (loss) and related tax effects are presented in the following table:

	Years Ended June 30,
	2021	2020	2019
	(In Thousands)
Net unrealized holding (loss) gain on securities available for sale	$(11,704)	$22,758	$5,973

Amortization of net unrealized holding gain (loss) on securities available for sale transferred to held to maturity (1)	-	596	291

Net realized (gain) loss on securities available for sale (2)	(767)	(2,251)	323

Fair value adjustments on derivatives	19,106	(23,134)	(28,165)

Benefit plans:
Amortization of:
Actuarial loss (3)	83	19	43
Net actuarial gain (loss)	236	(348)	(313)
Net change in benefit plan accrued expense	319	(329)	(270)

Other comprehensive income (loss) before taxes	6,954	(2,360)	(21,848)
Tax effect	(2,067)	778	6,152
Total comprehensive income (loss)	$4,887	$(1,582)	$(15,696)

(1)	Represents amounts reclassified out of accumulated other comprehensive income and included in interest income on taxable securities.
(2)	Represents amounts reclassified out of accumulated other comprehensive income and included in gain on sale of securities on the consolidated statements of income.
(3)	Represents amounts reclassified out of accumulated other comprehensive income and included in the computation of net periodic pension expense. See Note 13 – Benefit Plans for additional information.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 20 – Revenue Recognition

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income.  The following table presents the Company’s sources of noninterest income for the years ended June 30, 2021, 2020 and 2019. Sources of revenue outside the scope of ASC 606 are noted as such.

	Years Ended June 30,
	2021	2020	2019
	(In Thousands)
Non-interest income:
Deposit-related fees and charges	$1,412	$1,626	$1,536
Loan-related fees and charges (1)	4,210	5,020	3,909
Gain (loss) on sale and call of securities (1)	767	2,250	(323)
Gain on sale of loans (1)	5,574	3,186	580
Loss on sale and write down of other real estate owned	-	(28)	(11)
Income from bank owned life insurance (1)	6,267	6,225	6,339
Electronic banking fees and charges (interchange income)	1,717	1,246	1,050
Bargain purchase gain (1)	3,053	-	-
Miscellaneous (1)	1,751	194	475
Total non-interest income	$24,751	$19,719	$13,555

(1)	Not within the scope of ASC 606.

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 21 – Parent Only Financial Information

Kearny Financial Corp. operates its wholly owned subsidiary Kearny Bank and the Bank’s wholly-owned subsidiary CJB Investment Corp. The consolidated earnings of the subsidiaries are recognized by the Company using the equity method of accounting. Accordingly, the consolidated earnings of the subsidiaries are recorded as increases in the Company’s investment in the subsidiaries. The following are the condensed financial statements for Kearny Financial Corp. (Parent Company only) as of June 30, 2021 and 2020, and for each of the years in the three-year period ended June 30, 2021.

Condensed Statements of Financial Condition

	June 30,
	2021	2020
	(In Thousands)
Assets

Cash and amounts due from depository institutions	$66,191	$42,632
Investment securities available for sale	15,000	15,000
Loans receivable	29,959	31,661
Investment in subsidiary	932,004	994,696
Other assets	624	1,109
Total Assets	$1,043,778	$1,085,098

Liabilities and Stockholders' Equity

Other liabilities	834	921
Stockholders' equity	1,042,944	1,084,177
Total Liabilities and Stockholders' Equity	$1,043,778	$1,085,098

Condensed Statements of Income and Comprehensive Income

	Years Ended June 30,
	2021	2020	2019
	(In Thousands)

Dividends from subsidiary	$178,918	$30,039	$255,117
Interest income	1,993	2,108	2,162
Equity in undistributed (loss) earnings of subsidiaries	(114,969)	14,984	(212,868)
Total income	65,942	47,131	44,411

Directors' compensation	308	332	340
Other expenses	2,660	1,853	1,922
Total expense	2,968	2,185	2,262
Income before income taxes	62,974	44,946	42,149
Income tax expense	(259)	(19)	7
Net income	$63,233	$44,965	$42,142
Comprehensive income	$68,120	$43,383	$26,446

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 21 – Parent Only Financial Information (continued)

Condensed Statements of Cash Flows

	Years Ended June 30,
	2021	2020	2019
	(In Thousands)
Cash Flows from Operating Activities:
Net income	$63,233	$44,965	$42,142
Adjustment to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	114,969	(14,984)	212,868
Decrease (increase) in other assets	484	(583)	1,116
Increase (decrease) in other liabilities	160	(50)	(9)
Net Cash Provided by Operating Activities	178,846	29,348	256,117

Cash Flows from Investing Activities:
Repayment of loan to ESOP	1,702	1,645	1,596
Sale of investment securities available for sale	-	-	-
Outlays for business acquisitions	(9,008)	-	-
Other, net	118	-	-
Net Cash (Used) Provided by Investing Activities	(7,188)	1,645	1,596

Cash Flows from Financing Activities:
Exercise of stock options	373	-	423
Cash dividends paid	(28,648)	(24,121)	(34,747)
Repurchase and cancellation of common stock of Kearny Financial Corp.	(119,021)	(69,782)	(141,708)
Cancellation of shares repurchased on vesting to pay taxes	(803)	(1,083)	(989)
Net Cash Used In Financing Activities	(148,099)	(94,986)	(177,021)
Net Increase (Decrease) in Cash and Cash Equivalents	23,559	(63,993)	80,692
Cash and Cash Equivalents - Beginning	42,632	106,625	25,933
Cash and Cash Equivalents - Ending	$66,191	$42,632	$106,625

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

The following schedule shows the Company’s earnings per share calculations for the periods presented:

	For the Year Ended June 30,
	2021	2020	2019
	(In Thousands, Except Per Share Data)
Net income	$63,233	$44,965	$42,142

Weighted average number of common shares outstanding - basic	82,387	82,409	91,054
Effect of dilutive securities	4	21	46
Weighted average number of common shares outstanding- diluted	82,391	82,430	91,100

Basic earnings per share	$0.77	$0.55	$0.46
Diluted earnings per share	$0.77	$0.55	$0.46

Stock options for 3,246,138, 3,115,000 and 3,269,000 shares of common stock were not considered in computing diluted earnings per share at June 30, 2021, 2020 and 2019, respectively, because they were considered anti-dilutive.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 23 – Quarterly Results of Operations (Unaudited)

The following is a condensed summary of quarterly results of operations for the years ended June 30, 2021 and 2020:

	Year Ended June 30, 2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	September 30	December 31	March 31	June 30
	(In Thousands, Except Per Share Data)
Interest income	$60,884	$58,393	$58,313	$56,770
Interest expense	16,722	13,840	10,682	8,607
Net interest income	44,162	44,553	47,631	48,163
Provision for (reversal of) credit losses	4,059	(1,365)	1,126	(4,941)
Net interest income after provision for (reversal of) credit losses	40,103	45,918	46,505	53,104
Non-interest income	7,733	7,154	5,466	4,398
Non-interest expense	33,573	30,510	29,816	31,986
Income before income taxes	14,263	22,562	22,155	25,516
Income taxes	2,884	5,614	5,732	7,033
Net Income	$11,379	$16,948	$16,423	$18,483

Net income per common share:
Basic	$0.13	$0.20	$0.20	$0.24
Diluted	$0.13	$0.20	$0.20	$0.24

Weighted average number of common shares outstanding:
Basic	86,008	85,120	80,673	77,658
Diluted	86,009	85,123	80,690	77,680

Dividends declared per common share	$0.08	$0.08	$0.09	$0.10

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 23 – Quarterly Results of Operations (Unaudited) (continued)

	Year Ended June 30, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	September 30	December 31	March 31	June 30
	(In Thousands, Except Per Share Data)
Interest income	$59,899	$57,182	$58,776	$57,351
Interest expense	23,212	22,575	21,166	16,901
Net interest income	36,687	34,607	37,610	40,450
(Reversal of) provision for loan losses	(782)	(1,465)	6,270	174
Net interest income after (reversal of) provision for loan losses	37,469	36,072	31,340	40,276
Non-interest income	3,962	4,554	6,201	5,002
Non-interest expense	26,244	26,427	28,062	26,891
Income before income taxes	15,187	14,199	9,479	18,387
Income taxes	3,817	3,547	225	4,698
Net Income	$11,370	$10,652	$9,254	$13,689

Net income per common share:
Basic	$0.13	$0.13	$0.11	$0.17
Diluted	$0.13	$0.13	$0.11	$0.17

Weighted average number of common shares outstanding:
Basic	84,756	82,831	81,339	80,678
Diluted	84,793	82,876	81,358	80,680

Dividends declared per common share	$0.06	$0.07	$0.08	$0.08

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEARNY FINANCIAL CORP.
Dated: August 27, 2021		/s/ Craig L. Montanaro
	By:	Craig L. Montanaro President and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on August 27, 2021 on behalf of the Registrant and in the capacities indicated.

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