Form 10-Q
period 2021-09-30
Kearny Financial Corp.
filed 2021-11-08
CIK 1617242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 2, 2021.

$0.01 par value common stock — 75,049,972 shares outstanding

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Share and Per Share Data)

	September 30,	June 30,
	2021	2021
	(Unaudited)
Assets
Cash and amounts due from depository institutions	$16,592	$21,463
Interest-bearing deposits in other banks	37,478	46,392
Cash and cash equivalents	54,070	67,855
Investment securities available for sale (amortized cost $1,648,192 and $1,666,853, respectively), net of allowance for credit losses of $0 at September 30, 2021 and June 30, 2021	1,651,156	1,676,864
Investment securities held to maturity (fair value $38,673 and $39,610, respectively), net of allowance for credit losses of $0 at September 30, 2021 and June 30, 2021	37,497	38,138
Loans held-for-sale	12,884	16,492
Loans receivable	4,789,339	4,851,394
Less: allowance for credit losses on loans	(51,785)	(58,165)
Net loans receivable	4,737,554	4,793,229
Premises and equipment	55,236	56,338
Federal Home Loan Bank ("FHLB") of New York stock	36,615	36,615
Accrued interest receivable	19,541	19,362
Goodwill	210,895	210,895
Core deposit intangibles	3,524	3,705
Bank owned life insurance	284,871	283,310
Deferred income tax assets, net	27,771	29,323
Other real estate owned	178	178
Other assets	51,896	51,431
Total Assets	$7,183,688	$7,283,735

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest-bearing	$631,344	$593,718
Interest-bearing	4,763,795	4,891,588
Total deposits	5,395,139	5,485,306
Borrowings	720,990	685,876
Advance payments by borrowers for taxes	16,222	15,752
Other liabilities	36,914	53,857
Total Liabilities	6,169,265	6,240,791

Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 800,000,000 shares authorized; 75,799,972 shares and 78,964,859 shares issued and outstanding, respectively	758	790
Paid-in capital	616,894	654,396
Retained earnings	420,701	408,367
Unearned employee stock ownership plan shares; 2,709,420 shares and 2,759,594 shares, respectively	(26,266)	(26,753)
Accumulated other comprehensive income	2,336	6,144
Total Stockholders' Equity	1,014,423	1,042,944
Total Liabilities and Stockholders' Equity	$7,183,688	$7,283,735

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	September 30,
	2021	2020
Interest Income
Loans	$48,230	$52,811
Taxable investment securities	8,212	7,336
Tax-exempt investment securities	333	454
Other interest-earning assets	431	914
Total Interest Income	57,206	61,515

Interest Expense
Deposits	4,065	11,062
Borrowings	3,551	5,660
Total Interest Expense	7,616	16,722
Net Interest Income	49,590	44,793
(Reversal of) provision for credit losses	(5,400)	4,059
Net Interest Income after (Reversal of) Provision for Credit Losses	54,990	40,734

Non-Interest Income
Fees and service charges	607	445
Gain (loss) on sale and call of securities	1	(377)
Gain on sale of loans	1,006	1,890
Income from bank owned life insurance	1,561	1,596
Electronic banking fees and charges	407	405
Bargain purchase gain	-	3,053
Other income	218	90
Total Non-Interest Income	3,800	7,102

Non-Interest Expense
Salaries and employee benefits	18,617	16,977
Net occupancy expense of premises	4,547	3,122
Equipment and systems	3,825	3,570
Advertising and marketing	392	500
Federal deposit insurance premium	492	472
Directors' compensation	803	748
Merger-related expenses	-	4,349
Other expense	3,127	3,835
Total Non-Interest Expense	31,803	33,573
Income before Income Taxes	26,987	14,263
Income tax expense	7,272	2,884
Net Income	$19,715	$11,379

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	September 30,
	2021	2020
Net Income per Common Share (EPS)
Basic	$0.26	$0.13
Diluted	$0.26	$0.13
Weighted Average Number of Common Shares Outstanding
Basic	74,537	86,008
Diluted	74,556	86,009

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Unaudited)

	Three Months Ended
	September 30,
	2021	2020
Net Income	$19,715	$11,379
Other Comprehensive (Loss) Income, net of tax:
Net unrealized (loss) gain on securities available for sale	(4,981)	788
Net realized (gain) loss on sale and call of securities available for sale	(1)	265
Fair value adjustments on derivatives	1,164	1,645
Benefit plan adjustments	10	19
Total Other Comprehensive (Loss) Income	(3,808)	2,717
Total Comprehensive Income	$15,907	$14,096

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Data, Unaudited)

	Common Stock		Paid-In	Retained	Unearned ESOP		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares		Income	Total
Balance - June 30, 2020	83,663	$837	$722,871	$387,911	$(28,699)		$1,257	$1,084,177

Cumulative effect of change in accounting principle - Topic 326	-	-	-	(14,239)	-		-	$(14,239)
Balance - July 1, 2020 as adjusted for change in accounting principle	83,663	$837	$722,871	$373,672	$(28,699)		$1,257	$1,069,938
Net income	-	-	-	11,379	-		-	11,379
Other comprehensive loss, net of income tax	-	-	-	-	-		2,717	2,717
ESOP shares committed to be released (50 shares)	-	-	(100)	-	487		-	387
Stock option expense	-	-	456	-	-		-	456
Restricted stock plan shares earned (69 shares)	-	-	1,016	-	-		-	1,016
Cancellation of shares issued for restricted stock awards	(7)	-	(49)	-	-		-	(49)
Shares issued in conjunction with the acquisition of MSB Financial Corp.	5,854	58	45,075	-	-	-	-	45,133
Cash dividends declared ($0.08 per common share)	-	-	-	(6,917)	-		-	(6,917)
Balance - September 30, 2020	89,510	$895	$769,269	$378,134	$(28,212)		$3,974	$1,124,060

	Common Stock		Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Income	Total
Balance - June 30, 2021	78,965	$790	$654,396	$408,367	$(26,753)	$6,144	$1,042,944

Net income	-	-	-	19,715	-	-	19,715
Other comprehensive loss, net of income tax	-	-	-	-	-	(3,808)	(3,808)
ESOP shares committed to be released (50 shares)	-	-	133	-	487	-	620
Stock option expense	-	-	456	-	-	-	456
Stock repurchases	(3,158)	(32)	(38,964)	-	-	-	(38,996)
Restricted stock plan shares earned (72 shares)	-	-	962	-	-	-	962
Cancellation of shares issued for restricted stock awards	(7)	-	(89)	-	-	-	(89)
Cash dividends declared ($0.10 per common share)	-	-	-	(7,381)	-	-	(7,381)
Balance - September 30, 2021	75,800	$758	$616,894	$420,701	$(26,266)	$2,336	$1,014,423

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Unaudited)

	Three Months Ended
	September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income	$19,715	$11,379
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,502	1,425
Net accretion of premiums, discounts and loan fees and costs	(1,845)	(4,723)
Deferred income taxes and valuation allowance	3,120	855
Bargain purchase gain	-	(3,053)
Amortization of intangible assets	181	265
Amortization of benefit plans’ unrecognized net gain	20	21
(Reversal of) provision for credit losses	(5,400)	4,059
Loans originated for sale	(60,620)	(121,596)
Proceeds from sale of mortgage loans held-for-sale	65,234	124,105
Gain on sale of mortgage loans held-for-sale, net	(1,006)	(1,890)
Realized (gain) loss on sale/call of investment securities available for sale	(1)	377
Realized gain on disposition of premises and equipment	(1)	-
Increase in cash surrender value of bank owned life insurance	(1,561)	(1,596)
ESOP, stock option plan and restricted stock plan expenses	2,038	1,859
Increase in interest receivable	(179)	(1,294)
Decrease (increase) in other assets	963	(3,456)
Increase in interest payable	5	62
Decrease in other liabilities	(16,751)	(663)
Net Cash Provided by Operating Activities	5,414	6,136

Cash Flows from Investing Activities:
Purchases of:
Investment securities available for sale	(82,000)	(259,381)
Proceeds from:
Repayments/calls/maturities of investment securities available for sale	99,889	120,894
Repayments/calls/maturities of investment securities held to maturity	605	940
Sales of investment securities available for sale	-	19,600
Purchase of loans	(19,601)	(21,586)
Net decrease in loans receivable	83,205	104,354
Additions to premises and equipment	(400)	(1,367)
Proceeds from cash settlement of premises and equipment	1	-
Redemption of FHLB stock	-	6,881
Net cash acquired in acquisition	-	4,296
Net Cash Provided by (Used in) Investing Activities	$81,699	$(25,369)

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands, Unaudited)

	Three Months Ended
	September 30,
	2021	2020
Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(89,927)	150,000
Repayment of term FHLB advances	(390,000)	(865,000)
Proceeds from term FHLB advances	390,000	775,000
Net increase (decrease) in other short-term borrowings	35,000	(68,635)
Net increase (decrease) in advance payments by borrowers for taxes	470	(355)
Repurchase and cancellation of common stock of Kearny Financial Corp.	(38,996)	-
Cancellation of shares repurchased on vesting to pay taxes	(89)	(49)
Dividends paid	(7,356)	(6,877)
Net Cash Used in Financing Activities	(100,898)	(15,916)
Net Decrease in Cash and Cash Equivalents	(13,785)	(35,149)
Cash and Cash Equivalents - Beginning	67,855	180,967
Cash and Cash Equivalents - Ending	$54,070	$145,818

Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Income taxes, net of refunds	$6,011	$5,371
Interest	$7,611	$16,660

Non-cash investing and financing activities:
Fair value of assets acquired, net of cash and cash equivalents acquired	$-	$567,816
Fair value of liabilities assumed	$-	$523,926

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

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, income, comprehensive income, changes in stockholders’ equity and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the unaudited consolidated financial statements have been included. The results of operations for the quarter ended September 30, 2021 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

The data in the consolidated statement of financial condition for June 30, 2021 was derived from the Company’s 2021 Annual Report on Form 10-K. That data, along with the interim unaudited financial information presented in the consolidated statements of financial condition, income, comprehensive income, changes in stockholders’ equity and cash flows should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s 2021 Annual Report on Form 10-K.

The accounting and reporting policies of the Company conform to U.S. GAAP and to general practice within the financial services industry. A discussion of these policies can be found in Note 1, Summary of Significant Accounting Policies, included in the Company’s 2021 Annual Report on Form 10-K. There have been no material changes to the Company’s significant accounting policies since June 30, 2021.

We have reclassified certain amounts in the prior period's financial statements to conform to the current period's presentation. Specifically, effective July 1, 2021, loan prepayment penalty income was reclassified to interest income on loans. Previously, loan prepayment penalty income was recorded within non-interest income. Interest income and non-interest income for all periods presented reflect this reclassification.

Update to Significant Accounting Policies

Allowance for Credit Losses on Loans ("ACL"). In accordance with the ACL policy, the methodology is reviewed no less than annually. During the quarter ended September 30, 2021, the Company updated the econometric factors used in the determination of the probability of default for certain loan portfolio segments used in its ACL methodology for pooled loans. Econometric factors are selected based on the correlation of the factor to credit losses for each loan portfolio segment. Effective July 1, 2021, the primary econometric factors utilized in the determination of the probability of default for each loan portfolio segment is the national unemployment rate (“NUR”). Prior to July 1, 2021, NUR and gross domestic product (“GDP”) econometric factors were used in the determination of the probability of default for each loan portfolio segment.

2. SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of September 30, 2021, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date this document was filed.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued ASU 2019-12, “Income taxes (Topic 740); Simplifying the Accounting for Income Taxes”. ASU 2019-12 provides amendments intended to reduce the cost and complexity in accounting for income taxes while maintaining or improving the usefulness of the information provided to users of financial statements. ASU 2019-12 removes the following exceptions from ASC 740, Income Taxes: (i) exceptions to the incremental approach for intraperiod tax allocation; (ii) exceptions to accounting for basis differences when a foreign subsidiary becomes an equity method investment or a foreign equity method investment become a subsidiary; and (iii) exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. ASU 2019-12 provides the following amendments that simplify and improve guidance with Topic 740: (i) franchise taxes that are based partially on income; (ii) transactions that result in a step up in the tax basis of goodwill; (iii) separate financial statements of legal entities that are not subject to tax; (iv) enacted changes in tax laws in interim periods; and (v) employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. For public business entities, the amendments in the ASU 2019-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted ASU 2019-12 in July 2021, and its adoption did not have a significant impact on the Company’s audited consolidated financial statements.

4. SECURITIES

At September 30, 2021, there was no allowance for credit losses on available for sale securities. The following tables present the amortized cost, gross unrealized gains and losses and estimated fair values for available for sale securities and the amortized cost, gross unrecognized gains and losses and estimated fair values for held to maturity securities as of the dates indicated:

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Available for sale:
Debt securities:
Obligations of state and political subdivisions	$33,235	$676	$-	$-	$33,911
Asset-backed securities	232,448	2,668	56	-	235,060
Collateralized loan obligations	253,458	90	105	-	253,443
Corporate bonds	160,996	2,667	142	-	163,521
Total debt securities	680,137	6,101	303	-	685,935

Mortgage-backed securities:
Collateralized mortgage obligations (1)	11,300	226	-	-	11,526
Residential pass-through securities (1)	693,483	6,109	10,279	-	689,313
Commercial pass-through securities (1)	263,272	4,285	3,175	-	264,382
Total mortgage-backed securities	968,055	10,620	13,454	-	965,221

Total securities available for sale	$1,648,192	$16,721	$13,757	$-	$1,651,156

(1)
Government-sponsored enterprises.

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
		(In Thousands)
Available for sale:
Debt securities:
Obligations of state and political subdivisions	$33,800	$803	$-	$-	$34,603
Asset-backed securities	240,217	2,835	63	-	242,989
Collateralized loan obligations	189,873	177	170	-	189,880
Corporate bonds	155,622	2,802	73	-	158,351
Total debt securities	619,512	6,617	306	-	625,823

Mortgage-backed securities:
Collateralized mortgage obligations (1)	13,420	319	-	-	13,739
Residential pass-through securities (1)	744,196	7,443	7,148	-	744,491
Commercial pass-through securities (1)	289,725	5,738	2,652	-	292,811
Total mortgage-backed securities	1,047,341	13,500	9,800	-	1,051,041

Total securities available for sale	$1,666,853	$20,117	$10,106	$-	$1,676,864

(1)
Government-sponsored enterprises.

	September 30, 2021
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Held to maturity:
Debt securities:
Obligations of state and political subdivisions	$25,191	$1,084	$-	$-	$26,275
Total debt securities	25,191	1,084	-	-	26,275

Mortgage-backed securities:
Commercial pass-through securities (1)	12,306	92	-	-	$12,398
Total mortgage-backed securities	12,306	92	-	-	12,398

Total securities held to maturity	$37,497	$1,176	$-	$-	$38,673

(1)
Government-sponsored enterprises.

	June 30, 2021
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Held to maturity:
Debt securities:
Obligations of state and political subdivisions	$25,824	$1,204	$-	$-	$27,028
Total debt securities	25,824	1,204	-	-	27,028

Mortgage-backed securities:
Commercial pass-through securities (1)	12,314	268	-	-	$12,582
Total mortgage-backed securities	12,314	268	-	-	12,582

Total securities held to maturity	$38,138	$1,472	$-	$-	$39,610

(1)
Government-sponsored enterprises.

Excluding the balances of mortgage-backed securities, the following table presents the amortized cost and estimated fair values of debt securities available for sale and held to maturity, by contractual maturity, at September 30, 2021:

	September 30, 2021
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities:
Due in one year or less	$5,946	$5,992
Due after one year through five years	37,244	38,288
Due after five years through ten years	370,928	374,340
Due after ten years	291,210	293,590
Total	$705,328	$712,210

Sales of securities available for sale were as follows for the periods presented below:

	Three Months Ended
	September 30,
	2021	2020
	(In Thousands)
Available for sale securities sold:
Proceeds from sales of securities	$-	$19,600

Gross realized gains	$-	$-
Gross realized losses	-	(385)
Net gain on sales of securities	$-	$(385)

Calls of securities available for sale during the quarter ended September 30, 2021 and September 30, 2020 resulted in gross gains of $1,000 and $8,000, respectively. During the quarter ended September 30, 2021 and September 30, 2020, there were no gains or losses recognized on sales of securities held to maturity.

The carrying value of securities pledged for borrowings at the FHLB and other institutions, and securities pledged for public funds and other purposes, were as follows as of the dates presented below:

	September 30,	June 30,
	2021	2021
	(In Thousands)
Securities pledged:
Pledged for borrowings at the FHLB of New York	$152,656	$170,120
Pledged to secure public funds on deposit	164,239	137,778
Pledged for potential borrowings at the Federal Reserve Bank of New York	335,889	274,076
Total carrying value of securities pledged	$652,784	$581,974

The following tables present the gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that securities have been in a continuous unrealized loss position within the available for sale portfolio at September 30, 2021 and June 30, 2021:

	September 30, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale:
Asset-backed securities	$6,076	$9	$5,640	$47	2	$11,716	$56
Collateralized loan obligations	51,738	12	58,680	93	9	110,418	105
Corporate bonds	28,881	142	-	-	6	28,881	142
Commercial pass-through securities	123,354	2,799	15,707	376	7	139,061	3,175
Residential pass-through securities	450,719	10,279	-	-	10	450,719	10,279

Total	$660,768	$13,241	$80,027	$516	34	$740,795	$13,757

	June 30, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale:
Asset-backed securities	$12,159	$63	$-	$-	2	$12,159	$63
Collateralized loan obligations	36,741	9	58,605	161	8	95,346	170
Corporate bonds	15,952	73	-	-	4	15,952	73
Commercial pass-through securities	145,055	2,652	-	-	7	145,055	2,652
Residential pass-through securities	424,112	7,148	-	-	10	424,112	7,148

Total	$634,019	$9,945	$58,605	$161	31	$692,624	$10,106

At September 30, 2021 and June 30, 2021, there were no held to maturity securities with unrecognized losses.

Available for sale securities are evaluated to determine if a decline in fair value below the amortized cost basis has resulted from a credit loss or from other factors. An impairment related to credit factors would be recorded through an allowance for credit losses. The allowance is limited to the amount by which the security’s amortized cost basis exceeds the fair value. An impairment that has not been recorded through an allowance for credit losses shall be recorded through other comprehensive income, net of applicable taxes. Investment securities will be written down to fair value through the consolidated statement of income when management intends to sell, or may be required to sell, the securities before they recover in value. The issuers of these securities continue to make timely principal and interest payments and none of these securities were past due or were placed in nonaccrual status at September 30, 2021. Management believes that the unrealized losses on these securities are a function of changes in market interest rates and credit spreads, not changes in credit quality. Therefore, no allowance for credit losses was recorded at September 30, 2021.

At September 30, 2021, the held to maturity securities portfolio consisted of one agency commercial mortgage-backed security and obligations of state and political subdivisions. The commercial mortgage-backed security is issued by a U.S. government agency and is implicitly guaranteed by the U.S. government. The obligations of state and political subdivisions in the portfolio are highly rated by major rating agencies and have a long history of no credit losses. None of the securities in the Company’s held to maturity portfolio were in an unrealized loss position at September 30, 2021. The Company regularly monitors the obligations of state and political subdivisions sector of the market and reviews collectability including such factors as the financial condition of the issuers as well as credit ratings in effect as of the reporting period.

5. LOANS RECEIVABLE
The following table sets forth the composition of the Company’s loan portfolio at September 30, 2021 and June 30, 2021:

	September 30,	June 30,
	2021	2021
	(In Thousands)
Commercial loans:
Multi-family mortgage	$1,978,681	$2,039,260
Nonresidential mortgage	1,023,391	1,079,444
Commercial business	169,392	168,951
Construction	112,226	93,804
Total commercial loans	3,283,690	3,381,459

One- to four-family residential mortgage	1,483,106	1,447,721

Consumer loans:
Home equity loans	44,912	47,871
Other consumer	3,020	3,259
Total consumer loans	47,932	51,130

Total loans	4,814,728	4,880,310

Unaccreted yield adjustments	(25,389)	(28,916)

Total loans receivable, net of yield adjustments	$4,789,339	$4,851,394

Past Due Loans

Past due status is based on the contractual payment terms of the loans. The following tables present the payment status of past due loans as of September 30, 2021 and June 30, 2021, by loan segment:

	September 30, 2021
	Multi- Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Current	$1,960,662	$990,979	$169,152	$111,165	$1,475,160	$44,770	$3,019	$4,754,907
Past due:
30-59 days	-	-	-	1,061	2,198	72	-	3,331
60-89 days	-	245	4	-	1,253	-	1	1,503
90 days and over	18,019	32,167	236	-	4,495	70	-	54,987
Total past due	18,019	32,412	240	1,061	7,946	142	1	59,821

Total loans	$1,978,681	$1,023,391	$169,392	$112,226	$1,483,106	$44,912	$3,020	$4,814,728

	June 30, 2021
	Multi- Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Current	$2,023,166	$1,046,553	$168,550	$93,804	$1,439,501	$47,828	$3,258	$4,822,660
Past due:
30-59 days	-	-	-	-	382	6	1	389
60-89 days	-	-	-	-	2,734	5	-	2,739
90 days and over	16,094	32,891	401	-	5,104	32	-	54,522
Total past due	16,094	32,891	401	-	8,220	43	1	57,650

Total loans	$2,039,260	$1,079,444	$168,951	$93,804	$1,447,721	$47,871	$3,259	$4,880,310

Nonperforming Loans

Loans are generally placed on nonaccrual status when contractual payments become 90 or more days past due or when the Company does not expect to receive all principal and interest payments (“P&I”) owed substantially in accordance with the terms of the loan agreement, regardless of past due status. Loans that become 90 days past due, but are well secured and in the process of collection, may remain on accrual status. Nonaccrual loans are generally returned to accrual status when all payments due are brought current and we expect to receive all remaining P&I payments owed substantially in accordance with the terms of the loan agreement. Payments received in cash on nonaccrual loans, including both the principal and interest portions of those payments, are generally applied to reduce the carrying value of the loan. The Company did not recognize interest income on non-accrual loans during the three months ended September 30, 2021 and 2020.

The following tables present information relating to the Company’s nonperforming loans as of September 30, 2021 and June 30, 2021:

	September 30, 2021
	Multi- Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Performing	$1,957,735	$987,641	$168,718	$110,140	$1,471,322	$43,207	$3,020	$4,741,783
Nonperforming:
90 days and over past due accruing	-	-	-	-	-	-	-	-
Nonaccrual loans with allowance for credit losses	5,359	11,141	4	-	5,337	335	-	22,176
Nonaccrual loans with no allowance for credit losses	15,587	24,609	670	2,086	6,447	1,370	-	50,769
Total nonperforming	20,946	35,750	674	2,086	11,784	1,705	-	72,945

Total loans	$1,978,681	$1,023,391	$169,392	$112,226	$1,483,106	$44,912	$3,020	$4,814,728

	June 30, 2021
	Multi- Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Performing	$2,020,734	$1,042,257	$168,039	$91,576	$1,428,551	$46,127	$3,259	$4,800,543
Nonperforming:
90 days and over past due accruing	-	-	-	-	-	-	-	-
Nonaccrual loans with allowance for credit losses	8,300	12,612	236	-	7,422	452	-	29,022
Nonaccrual loans with no allowance for credit losses	10,226	24,575	676	2,228	11,748	1,292	-	50,745
Total nonperforming	18,526	37,187	912	2,228	19,170	1,744	-	79,767

Total loans	$2,039,260	$1,079,444	$168,951	$93,804	$1,447,721	$47,871	$3,259	$4,880,310

Troubled Debt Restructurings (“TDRs”)

TDRs are loans where the Company has modified the contractual terms of the loan as a result of the financial condition of the borrower. Subsequent to their modification, TDRs are placed on non-accrual until such time as satisfactory payment performance has been demonstrated, at which time the loan may be returned to accrual status. On a case-by-case basis, the Company may agree to modify the contractual terms of a loan to assist a borrower who may be experiencing financial difficulty, as well as to preserve the Company’s position in the loan. If the borrower is experiencing financial difficulties and a concession has been made at the time of such modification, the loan is classified as a TDR. The Company had TDRs totaling $20.1 million and $17.8 million as of September 30, 2021 and June 30, 2021, respectively. The allowance for credit losses associated with the TDRs presented in the tables below totaled $725,000 and $256,000 as of September 30, 2021 and June 30, 2021, respectively. As of September 30, 2021, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured in a TDR.

The following tables present total TDR loans at September 30, 2021 and June 30, 2021:

	September 30, 2021
	Accrual		Non-accrual		Total
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(Dollars In Thousands)
Commercial loans:
Multi-family mortgage loans	-	$-	2	$5,718	2	$5,718
Nonresidential mortgage	3	253	4	2,069	7	2,322
Commercial business	4	3,786	4	612	8	4,398
Construction	-	-	1	2,086	1	2,086
Total commercial loans	7	4,039	11	10,485	18	14,524

One- to four-family residential mortgage	30	4,362	7	1,007	37	5,369

Consumer loans:
Home equity loans	4	146	1	34	5	180
Total	41	$8,547	19	$11,526	60	$20,073

	June 30, 2021
	Accrual		Non-accrual		Total
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(Dollars In Thousands)
Commercial loans:
Multi-family mortgage loans	-	$-	1	$2,896	1	$2,896
Nonresidential mortgage	1	105	6	2,275	7	2,380
Commercial business	3	3,755	6	693	9	4,448
	-	-	1	2,228	1	2,228
Total commercial loans	4	3,860	14	8,092	18	11,952

One- to four-family residential mortgage	18	2,216	20	3,405	38	5,621

Consumer loans:
Home equity loans	4	159	3	68	7	227
Total	26	$6,235	37	$11,565	63	$17,800

The following tables present information regarding troubled debt restructurings that occurred during the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021
	# of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
	(Dollars In Thousands)
Multi-family mortgage loans	1	$2,987	$2,972
Total	1	2,987	2,972

	Three Months Ended September 30, 2020
	# of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
	(Dollars In Thousands)
One- to four-family residential mortgage	1	309	308
Total	1	$309	$308

During the three months ended September 30, 2021 and 2020, there were no charge-offs related to TDRs. During quarter ended September 30, 2021 and 2020, there were no troubled debt restructuring defaults.

Loan modifications generally involve a reduction in interest rates and/or extension of maturity dates and also may include step up interest rates in their modified terms which will impact their weighted average yield in the future. The loans which qualified as TDRs during the quarter ended September 30, 2021 and 2020, capitalized prior past due amounts and modified the loan’s repayment terms.

In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System (the “FRB”) and the Federal Deposit Insurance Corporation (the “FDIC”), issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term modifications such as payment deferrals, fee waivers, extension of repayment terms, or other delays in payment that are insignificant. Provisions of the CARES Act largely mirrored the provisions of the interagency statement, providing that modified loans were not to be considered TDRs if they were performing at December 31, 2019 and other considerations set forth in the interagency statements were met. Borrowers considered current are those that were less than 30 days past due at the time a modification program was implemented or at December 31, 2019.

On December 27, 2020, the 2021 Consolidated Appropriations Act was signed into law. The $900 billion relief package includes legislation that extends certain relief provisions of the CARES Act that were set to expire on December 31, 2020. This legislation extends this relief to the earlier of 60 days after the national emergency declared by the President is terminated or January 1, 2022. As of September 30, 2021, the Company had 13 non-TDR loan modifications granted under the CARES Act totaling approximately $5.6 million.

Individually Analyzed Loans

Effective July 1, 2020, individually analyzed loans include loans which do not share similar risk characteristics with other loans. TDR’s will generally be evaluated for individual impairment, however, after a period of sustained repayment performance which permits the credit to be returned to accrual status, a TDR would generally be removed from individual impairment analysis and returned to its corresponding pool. As of September 30, 2021, the carrying value of individually analyzed loans totaled $72.9 million, of which $61.9 million were considered collateral dependent.

For collateral dependent loans where management has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and repayment of the loan is to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral, less costs to sell, and the amortized cost basis of the loan as of the measurement date. See Note 12 for additional disclosure regarding fair value of individually analyzed collateral dependent loans.

The following tables presents the carrying value and related allowance of collateral dependent individually analyzed loans at the dates indicated:

	September 30, 2021
	Carrying Value	Related Allowance
	(In Thousands)
Commercial loans:
Multi-family mortgage	$20,946	$1,218
Nonresidential mortgage (1)	32,412	4,194
Commercial business (2)	178	-
Construction	2,086	-
Total commercial loans	55,622	5,412

One- to four-family residential mortgage (3)	6,230	257

Consumer loans:
Home equity loans (3)	70	-

Total	$61,922	$5,669

	June 30, 2021
	Carrying Value	Related Allowance
	(In Thousands)
Commercial loans:
Multi-family mortgage	$18,526	$1,368
Nonresidential mortgage (1)	32,891	4,724
Commercial business (2)	183	-
Construction	-	-
Total commercial loans	51,600	6,092

One- to four-family residential mortgage (3)	7,612	420

Consumer loans:
Home equity loans (3)	31	-

Total	$59,243	$6,512

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

Loss – Loans which considered uncollectible or of so little value that their continuance as assets is not warranted.

The following table presents the risk category of loans as of September 30, 2021 by loan segment and vintage year:

	Term Loans by Origination Year for Fiscal Years ended June 30,
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
	(In Thousands)
Multi-family mortgage:
Pass	$74,697	$279,921	$255,968	$336,773	$299,878	$664,830	$-	$1,912,067
Special Mention	-	-	-	26,836	5,051	4,814	-	36,701
Substandard	-	-	-	-	2,791	27,122	-	29,913
Doubtful	-	-	-	-	-	-	-	-
Total multi-family mortgage	74,697	279,921	255,968	363,609	307,720	696,766	-	1,978,681
Non-residential mortgage:
Pass	31,464	98,113	68,198	56,159	60,264	629,554	6,142	949,894
Special Mention	-	-	-	23,520	4,102	8,931	-	36,553
Substandard	-	730	-	-	4,934	31,280	-	36,944
Doubtful	-	-	-	-	-	-	-	-
Total non-residential mortgage	31,464	98,843	68,198	79,679	69,300	669,765	6,142	1,023,391
Commercial business:
Pass	14,749	41,653	10,924	5,114	11,778	14,869	64,267	163,354
Special Mention	-	-	72	-	2,239	936	459	3,706
Substandard	-	41	73	-	1,473	293	23	1,903
Doubtful	-	-	-	-	-	420	9	429
Total commercial business	14,749	41,694	11,069	5,114	15,490	16,518	64,758	169,392
Construction loans:
Pass	2,436	54,946	18,549	11,040	14,454	2,962	5,735	110,122
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	2,104	-	2,104
Doubtful	-	-	-	-	-	-	-	-
Total construction loans	2,436	54,946	18,549	11,040	14,454	5,066	5,735	112,226
Residential mortgage:
Pass	124,524	552,925	110,464	64,802	64,542	546,053	99	1,463,409
Special Mention	-	-	-	1,226	-	706	-	1,932
Substandard	-	-	1,728	663	-	15,374	-	17,765
Doubtful	-	-	-	-	-	-	-	-
Total residential mortgage	124,524	552,925	112,192	66,691	64,542	562,133	99	1,483,106
Home equity loans:
Pass	212	812	2,210	3,828	2,542	8,880	24,009	42,493
Special Mention	-	-	-	-	-	383	-	383
Substandard	-	-	-	102	-	1,934	-	2,036
Doubtful	-	-	-	-	-	-	-	-
Total home equity loans	212	812	2,210	3,930	2,542	11,197	24,009	44,912
Other consumer loans
Pass	166	370	503	520	253	1,083	45	2,940
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	1	1
Doubtful	-	-	-	-	-	-	79	79
Other consumer loans	166	370	503	520	253	1,083	125	3,020
Total loans	$248,248	$1,029,511	$468,689	$530,583	$474,301	$1,962,528	$100,868	$4,814,728

The following table presents the risk category of loans as of June 30, 2021 by loan segment and vintage year:

	Term Loans by Origination Year for Fiscal Years ended June 30,
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
	(In Thousands)
Multi-family mortgage:
Pass	$281,402	$257,970	$374,871	$341,304	$343,370	$374,909	$-	$1,973,826
Special Mention	-	-	26,974	5,079	4,834	1,054	-	37,941
Substandard	-	-	-	2,896	13,198	11,399	-	27,493
Doubtful	-	-	-	-	-	-	-	-
Total multi-family mortgage	281,402	257,970	401,845	349,279	361,402	387,362	-	2,039,260
Non-residential mortgage:
Pass	99,602	77,146	56,435	64,616	254,940	441,696	6,150	1,000,585
Special Mention	-	-	23,520	4,146	8,801	4,513	-	40,980
Substandard	743	-	-	4,934	20,602	11,600	-	37,879
Doubtful	-	-	-	-	-	-	-	-
Total non-residential mortgage	100,345	77,146	79,955	73,696	284,343	457,809	6,150	1,079,444
Commercial business:
Pass	44,514	18,988	4,701	12,654	3,322	12,892	65,657	162,728
Special Mention	-	-	-	2,304	945	12	461	3,722
Substandard	41	76	160	1,474	132	189	-	2,072
Doubtful	-	-	-	-	-	420	9	429
Total commercial business	44,555	19,064	4,861	16,432	4,399	13,513	66,127	168,951
Construction loans:
Pass	40,332	17,404	11,203	13,860	1,641	1,382	5,735	91,557
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	2,247	-	2,247
Doubtful	-	-	-	-	-	-	-	-
Total construction loans	40,332	17,404	11,203	13,860	1,641	3,629	5,735	93,804
Residential mortgage:
Pass	560,543	124,606	69,917	74,754	119,238	472,587	375	1,422,020
Special Mention	-	-	1,233	-	-	712	-	1,945
Substandard	-	1,040	671	511	1,468	20,066	-	23,756
Doubtful	-	-	-	-	-	-	-	-
Total residential mortgage	560,543	125,646	71,821	75,265	120,706	493,365	375	1,447,721
Home equity loans:
Pass	834	2,508	4,585	2,778	2,241	7,798	24,788	45,532
Special Mention	-	-	-	-	-	393	-	393
Substandard	-	-	-	-	11	1,935	-	1,946
Doubtful	-	-	-	-	-	-	-	-
Total home equity loans	834	2,508	4,585	2,778	2,252	10,126	24,788	47,871
Other consumer loans
Pass	550	517	633	256	127	1,044	44	3,171
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	1	1
Doubtful	-	-	-	-	-	-	87	87
Other consumer loans	550	517	633	256	127	1,044	132	3,259
Total loans	$1,028,561	$500,255	$574,903	$531,566	$774,870	$1,366,848	$103,307	$4,880,310

Residential Mortgage Loans in Foreclosure

We may obtain physical possession of one- to four-family real estate collateralizing a residential mortgage loan via foreclosure or through an in-substance repossession. As of September 30, 2021, we held one single-family property in other real estate owned with an aggregate carrying value of $178,000 that was acquired through a foreclosure on a residential mortgage loan. As of that same date, we held 10 residential mortgage loans with aggregate carrying values totaling $1.8 million which were in the process of foreclosure. As of June 30, 2021, we held one single-family property in other real estate owned with an aggregate carrying value of $178,000 that was acquired through a foreclosure on a residential mortgage loan. As of that same date, we held 11 residential mortgage loans with aggregate carrying values totaling $2.1 million which were in the process of foreclosure.

Under New Jersey's new eviction protections, no evictions may occur now or in the future based on rent due during the time period of March 1, 2020 through August 31, 2021. Certain other eviction protections will extend until December 31, 2021, for households under certain income levels. The moratorium on home foreclosures ends on November 15, 2021, for all income levels. This includes landlords facing foreclosure who currently have tenants. The New York law, which places a moratorium on evictions for tenants who have endured COVID-related hardships and on foreclosures, will be in effect until at least January 15, 2022. As a result, since March 28, 2020, the Company has temporarily suspended residential property foreclosure sales and evictions.

These eviction restrictions may be subject to legal challenges and may change or be rescinded completely based on the results of court proceedings.

6. ALLOWANCE FOR CREDIT LOSSES

Adoption of Topic 326

On July 1, 2020, the Company adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which replaces the incurred loss methodology with an expected loss methodology, referred to as the “CECL” methodology.

Allowance for Credit Losses on Loans Receivable

The following tables present the balance of the allowance for credit losses at September 30, 2021 and June 30, 2021. For the quarter ended September 30, 2021 and 2020, the balance of the allowance for credit losses is based on the CECL methodology, as noted above. The tables identify the valuation allowances attributable to specifically identified impairments on individually evaluated loans, including those acquired with deteriorated credit quality, as well as valuation allowances for impairments on loans evaluated collectively. The tables include the underlying balance of loans receivable applicable to each category as of those dates.

Allowance for Credit Losses
September 30, 2021

	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of allowance for credit losses:
Loans acquired with deteriorated credit quality individually analyzed	$-	$2,946	$-	$-	$-	$21	$-	$2,967
Loans acquired with deteriorated credit quality collectively analyzed	146	658	4	49	288	-	-	1,145
Loans individually evaluated	1,218	1,248	15	-	395	-	-	2,876
Loans collectively evaluated	23,618	8,993	1,975	1,381	8,446	297	87	44,797
Total allowance for credit losses	$24,982	$13,845	$1,994	$1,430	$9,129	$318	$87	$51,785

Balance of Loans Receivable
September 30, 2021

	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of loans receivable:
Loans acquired with deteriorated credit quality individually evaluated	$-	$5,763	$179	$-	$1,122	$367	$-	$7,431
Loans acquired with deteriorated credit quality collectively evaluated	5,569	23,703	2,533	13,534	6,962	63	-	52,364
Loans individually evaluated	20,946	29,986	496	2,086	10,662	1,338	-	65,514
Loans collectively evaluated	1,952,166	963,939	166,184	96,606	1,464,360	43,144	3,020	4,689,419
Total loans	$1,978,681	$1,023,391	$169,392	$112,226	$1,483,106	$44,912	$3,020	$4,814,728
Unaccreted yield adjustments								(25,389)
Loans receivable, net of yield adjustments								$4,789,339

Allowance for Credit Losses
June 30, 2021

	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of allowance for credit losses:
Loans acquired with deteriorated credit quality individually analyzed	$-	$2,700	$-	$-	$122	$21	$-	$2,843
Loans acquired with deteriorated credit quality collectively analyzed	155	692	15	49	204	1	-	1,116
Loans individually evaluated	1,368	2,025	33	-	447	1	-	3,874
Loans collectively evaluated	26,927	10,826	2,038	1,121	8,974	410	36	50,332
Total allowance for loan losses	$28,450	$16,243	$2,086	$1,170	$9,747	$433	$36	$58,165

Balance of Loans Receivable
June 30, 2021

	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of loans receivable:
Loans acquired with deteriorated credit quality individually evaluated	$-	$6,519	$183	$-	$3,617	$380	$-	$10,699
Loans acquired with deteriorated credit quality collectively evaluated	5,599	25,844	2,533	12,970	4,785	65	-	51,796
Loans individually evaluated	18,526	30,668	729	2,228	15,553	1,364	-	69,068
Loans collectively evaluated	2,015,135	1,016,413	165,506	78,606	1,423,766	46,062	3,259	4,748,747
Total loans	$2,039,260	$1,079,444	$168,951	$93,804	$1,447,721	$47,871	$3,259	$4,880,310
Unaccreted yield adjustments								(28,916)
Loans receivable, net of yield adjustments								$4,851,394

The following tables present the activity in the allowance for credit losses on loans for the quarter ended September 30, 2021 and 2020.

	Three Months Ended September 30, 2021
	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
At June 30, 2021:	$28,450	$16,243	$2,086	$1,170	$9,747	$433	$36	$58,165

Charge offs	(104)	(813)	(160)	-	-	-	(2)	(1,079)
Recoveries	-	-	97	-	2	-	-	99
(Reversal of) provision for credit losses	(3,364)	(1,585)	(29)	260	(620)	(115)	53	(5,400)

At September 30, 2021:	$24,982	$13,845	$1,994	$1,430	$9,129	$318	$87	$51,785

	Three Months Ended September 30, 2020
	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
At June 30, 2020: (prior to adoption of ASC 326):	$20,916	$8,763	$1,926	$236	$4,860	$568	$58	$37,327

Impact of adopting Topic 326	8,408	2,390	(421)	80	9,106	92	(15)	19,640
Charge offs	-	-	(63)	-	-	-	(10)	(73)
Recoveries	-	-	2	-	-	-	4	6
Initial allowance on PCD loans	250	1,720	1,007	99	720	105	-	3,901
(Reversal of) provision for credit losses	(1,008)	2,221	1,904	690	149	93	10	4,059

At September 30, 2020:	$28,566	$15,094	$4,355	$1,105	$14,835	$858	$47	$64,860

Allowance for Credit Losses on Off Balance Sheet Commitments

The following tables present the activity in the allowance for credit losses on off balance sheet commitments for the quarter ended September 30, 2021 and 2020:

Three Months Ended
September 30, 2021
(In Thousands)
At June 30, 2021:	$1,708

Provision reversal recorded in other non-interest expense	(124)

At September 30, 2021:	$1,584

Three Months Ended
September 30, 2020
(In Thousands)
At June 30, 2020: (prior to adoption of ASC 326):	$-

Impact of adopting Topic 326 (1)	536
Provision recorded in other non-interest expense	468

At September 30, 2020:	$1,004

(1)
Adoption of CECL accounting standard effective July 1, 2020.

7. DEPOSITS

Deposits are summarized as follows:

	September 30,	June 30,
	2021	2021
	(In Thousands)
Non-interest-bearing demand	$631,344	$593,718
Interest-bearing demand	1,937,661	1,902,478
Savings	1,089,699	1,111,364
Certificates of deposits	1,736,435	1,877,746
Total deposits	$5,395,139	$5,485,306

8. BORROWINGS

Fixed rate advances from the FHLB of New York mature as follows:

	September 30, 2021		June 30, 2021
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars in Thousands)
By remaining period to maturity:
Less than one year	$390,000	0.36%	$390,000	0.33%
One to two years	145,000	3.04	145,000	3.04
Two to three years	22,500	2.63	22,500	2.63
Three to four years	103,500	2.68	103,500	2.68
Four to five years	6,500	2.82	6,500	2.82
Greater than five years	-	-	-	-
Total advances	667,500	1.40%	667,500	1.38%
Unamortized fair value adjustments	(1,510)		(1,624)
Total advances, net of fair value adjustments	$665,990		$665,876

At September 30, 2021, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $3.34 billion and $152.7 million, respectively. At June 30, 2021, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $3.27 billion and $170.1 million, respectively.

Borrowings at September 30, 2021 also included overnight borrowings totaling $55.0 million. By comparison, overnight borrowings totaled $20.0 million at June 30, 2021.

9. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Fair Values of Derivative Instruments on the Statement of Financial Condition

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Statement of Financial Condition as of September 30, 2021 and June 30, 2021:

	September 30, 2021
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$3,255	Other liabilities	$450
Total		$3,255		$450

	June 30, 2021
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$1,832	Other liabilities	$673
Total		$1,832		$673

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using derivatives are primarily to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps and caps as part of its interest rate risk management strategy. These interest rate products are designated as cash flow hedges. As of September 30, 2021, the Company had a total of 11 interest rate swaps and caps with a total notional amount of $840.0 million hedging specific wholesale funding positions.

For derivatives designated as cash flow hedges, the gain or loss on the derivative is recorded in other comprehensive income, net of tax, and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate wholesale funding positions. During the quarter ended September 30, 2021, the Company had $1.5 million of reclassifications to interest expense. During the next twelve months, the Company estimates that $5.1 million will be reclassified as an increase in interest expense.

The tables below present the pre-tax effects of the Company’s derivative instruments on the Consolidated Statements of Income for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021
	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	(In Thousands)
Derivatives in cash flow hedging relationships:
Interest rate contracts	$154	Interest expense	$(1,497)
Total	$154		$(1,497)

	Three Months Ended September 30, 2020
	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	(In Thousands)
Derivatives in cash flow hedging relationships:
Interest rate contracts	$(111)	Interest expense	$(2,372)
Total	$(111)		$(2,372)

Offsetting Derivatives

The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives in the Consolidated Statements of Financial Condition as of September 30, 2021 and June 30, 2021, respectively. The net amounts presented for derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Statements of Financial Condition.

	September 30, 2021
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount
	(In Thousands)
Assets:
Interest rate contracts	$7,386	$(4,131)	$3,255	$-	$-	$3,255
Total	$7,386	$(4,131)	$3,255	$-	$-	$3,255

				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount
	(In Thousands)
Liabilities:
Interest rate contracts	$4,581	$(4,131)	$450	$-	$(450)	$-
Total	$4,581	$(4,131)	$450	$-	$(450)	$-

	June 30, 2021
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount
	(In Thousands)
Assets:
Interest rate contracts	$6,847	$(5,015)	$1,832	$-	$-	$1,832
Total	$6,847	$(5,015)	$1,832	$-	$-	$1,832

				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount
	(In Thousands)
Liabilities:
Interest rate contracts	$5,688	$(5,015)	$673	$-	$(673)	$-
Total	$5,688	$(5,015)	$673	$-	$(673)	$-

Credit Risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations and could be required to terminate its derivative positions with the counterparty. The Company also has agreements with its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well-capitalized institution, then the Company could be required to terminate its derivative positions with the counterparty. As of September 30, 2021, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to those agreements was $455,000.

As required under the enforceable master netting arrangement with its derivatives counterparties, at September 30, 2021, the Company posted financial collateral of $450,000 that was not included as an offsetting amount.

In addition to the derivative instruments noted above, the Company’s pipeline of loans held for sale at September 30, 2021 and June 30, 2021, included $54.7 million and $48.4 million, respectively, of in process loans whose terms included interest rate locks to borrowers, which are considered free-standing derivative instruments whose fair values are not material to our financial condition or results of operations.

10. BENEFIT PLANS

Components of Net Periodic Expense

The following table sets forth the aggregate net periodic benefit expense for the Bank’s Benefit Equalization Plan, Postretirement Welfare Plan, Directors’ Consultation and Retirement Plan and Atlas Bank Retirement Income Plan:

	Three Months Ended		Affected Line Item in the Consolidated
	September 30,		Statements of Income
	2021	2020
	(In Thousands)
Service cost	$29	$26	Salaries and employee benefits
Interest cost	69	66	Miscellaneous non-interest expense
Amortization of unrecognized loss	20	21	Miscellaneous non-interest expense
Expected return on assets	(28)	(28)	Miscellaneous non-interest expense
Net periodic benefit cost	$90	$85

11. INCOME TAXES

The following table presents a reconciliation between the reported income taxes for the periods presented and the income taxes which would be computed by applying the federal income tax rate of 21% to income for the quarter ended September 30, 2021 and 2020:

	Three Months Ended
	September 30,
	2021	2020
	(Dollars in Thousands)
Income before income taxes	$26,987	$14,263
Statutory federal tax rate	21%	21%
Federal income tax expense at statutory rate	$5,667	$2,995
(Reduction) increase in income taxes resulting from:
Tax exempt interest	(70)	(94)
State tax, net of federal tax effect	2,128	784
Incentive stock option compensation expense	23	20
Income from bank-owned life insurance	(328)	(327)
Non-deductible merger-related expenses	-	49
Bargain purchase gain	-	(641)
Other items, net	(148)	98
Total income tax expense	$7,272	$2,884
Effective income tax rate	26.95%	20.22%

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Assets Measured on a Recurring Basis:

The following methods and significant assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at September 30, 2021 and June 30, 2021:

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

Those assets measured at fair value on a recurring basis are summarized below:

	September 30, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Debt securities available for sale:
Obligations of state and political subdivisions	-	33,911	-	33,911
Asset-backed securities	-	235,060	-	235,060
Collateralized loan obligations	-	253,443	-	253,443
Corporate bonds	-	163,521	-	163,521
Total debt securities	-	685,935	-	685,935

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	-	11,526	-	11,526
Residential pass-through securities	-	689,313	-	689,313
Commercial pass-through securities	-	264,382	-	264,382
Total mortgage-backed securities	-	965,221	-	965,221
Total securities available for sale	$-	$1,651,156	$-	$1,651,156
Interest rate contracts	-	3,255	-	3,255

Total assets	$-	$1,654,411	$-	$1,654,411

Liabilities:
Interest rate contracts	$-	$450	$-	$450
Total liabilities	$-	$450	$-	$450

	June 30, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Debt securities available for sale:
Obligations of state and political subdivisions	-	34,603	-	34,603
Asset-backed securities	-	242,989	-	242,989
Collateralized loan obligations	-	189,880	-	189,880
Corporate bonds	-	158,351	-	158,351
Total debt securities	-	625,823	-	625,823

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	-	13,739	-	13,739
Residential pass-through securities	-	744,491	-	744,491
Commercial pass-through securities	-	292,811	-	292,811
Total mortgage-backed securities	-	1,051,041	-	1,051,041
Total securities available for sale	-	1,676,864	-	1,676,864
Interest rate contracts	-	1,832	-	1,832

Total assets	$-	$1,678,696	$-	$1,678,696

Liabilities:
Interest rate contracts	$-	$673	$-	$673
Total liabilities	$-	$673	$-	$673

Assets Measured on a Non-Recurring Basis:

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a non-recurring basis at September 30, 2021 and June 30, 2021:

Collateral Dependent Individually Analyzed Loans:

The fair value of collateral dependent loans that are individually analyzed is determined based upon the appraised fair value of the underlying collateral, less costs to sell. Such collateral primarily consists of real estate and, to a lesser extent, other business assets. Management may also adjust appraised values to reflect estimated changes in market values or apply other adjustments to appraised values resulting from its knowledge of the collateral. Internal valuations may be utilized to determine the fair value of other business assets. For non-collateral-dependent loans, management estimates fair value using discounted cash flows based on inputs that are largely unobservable and instead reflect management’s own estimates of the assumptions as a market participant would in pricing such loans. Collateral dependent individually analyzed loans are considered a Level 3 valuation by the Company.

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

Those assets measured at fair value on a non-recurring basis are summarized below:

	September 30, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Collateral dependent loans:
Residential mortgage	$-	$-	$2,443	$2,443
Multi-family mortgage	-	-	6,932	6,932
Non-residential mortgage	-	-	8,383	8,383
Total	$-	$-	$17,758	$17,758

Other real estate owned, net:
Residential		$-	$178	$178
Total	$-	$-	$178	$178

	June 30, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Collateral dependent loans:
Residential mortgage	$-	$-	$3,051	$3,051
Multi-family mortgage			6,932	6,932
Non-residential mortgage	-	-	8,679	8,679
Total	$-	$-	$18,662	$18,662

Other real estate owned, net:
Residential	-	-	178	178
Total	$-	$-	$178	$178

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value:

	September 30, 2021
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(Dollars in Thousands)
Collateral dependent loans:
Residential mortgage	$2,443	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	7% - 14%	10.11%
Multi-family mortgage	6,932	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	10% - 11%	10.40%
Non-residential mortgage	8,383	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	9% - 24%	16.69%
Total	$17,758

Other real estate owned, net:
Residential	$178	Market valuation of underlying collateral	(3)	Adjustments to reflect current conditions/selling costs	(2)	6.00%	6.00%
Total	$178

	June 30, 2021
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(Dollars in Thousands)
Collateral dependent loans:
Residential mortgage	$3,051	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	7% - 13%	9.77%
Multi-family mortgage	6,932	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	10% - 11%	10.39%
Non-residential mortgage	8,679	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	9% - 16%	14.48%
Total	$18,662

Other real estate owned, net:
Residential	$178	Market valuation of underlying collateral	(3)	Adjustments to reflect current conditions/selling costs	(2)	6.00%	6.00%
Total	$178

(1)
The fair value of collateral dependent individually analyzed loans is generally determined based on an independent appraisal of the fair value of a loan’s underlying collateral.
(2)
The fair value basis of collateral dependent individually analyzed loans and other real estate owned is adjusted to reflect management’s estimates of selling costs including, but not necessarily limited to, real estate brokerage commissions and title transfer fees.
(3)
The fair value of other real estate owned is generally determined based upon the lower of an independent appraisal of the property’s fair value or the applicable listing price or contracted sales price.

At September 30, 2021, collateral dependent loans valued using Level 3 inputs comprised loans with principal balances totaling $23.4 million and valuation allowances of $5.7 million reflecting fair values of $17.8 million. By comparison, at June 30, 2021, collateral dependent loans valued using Level 3 inputs comprised loans with principal balances totaling $25.2 million and valuation allowances of $6.5 million reflecting fair values of $18.7 million.

Once a loan is foreclosed, the fair value of the other real estate owned continues to be evaluated based upon the fair value of the repossessed real estate originally securing the loan. At September 30, 2021 and June 30, 2021, the Company held other real estate owned totaling $178,000, for both comparative periods, whose carrying value was written down utilizing Level 3 inputs.

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2021 and June 30, 2021:

	September 30, 2021
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$54,070	$54,070	$54,070	$-	$-
Investment securities available for sale	1,651,156	1,651,156	-	1,651,156	-
Investment securities held to maturity	37,497	38,673	-	38,673	-
Loans held-for-sale	12,884	13,146	-	13,146	-
Net loans receivable	4,737,554	4,761,240	-	-	4,761,240
FHLB Stock	36,615	-	-	-	-
Interest receivable	19,541	19,541	-	4,981	14,560
Interest rate contracts	3,255	3,255	-	3,255	-

Financial liabilities:
Deposits	5,395,139	5,398,708	3,658,704	-	1,740,004
Borrowings	720,990	732,891	-	-	732,891
Interest payable on deposits	838	838	252	-	586
Interest payable on borrowings	516	516	-	-	516
Interest rate contracts	450	450	-	450	-

	June 30, 2021
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$67,855	$67,855	$67,855	$-	$-
Investment securities available for sale	1,676,864	1,676,864	-	1,676,864	-
Investment securities held to maturity	38,138	39,610	-	39,610	-
Loans held-for-sale	16,492	16,934	-	16,934	-
Net loans receivable	4,793,229	4,830,136	-	-	4,830,136
FHLB Stock	36,615	-	-	-	-
Interest receivable	19,362	19,362	1	4,238	15,123
Interest rate contracts	1,832	1,832	-	1,832	-

Financial liabilities:
Deposits	5,485,306	5,490,923	3,607,560	-	1,883,363
Borrowings	685,876	701,419	-	-	701,419
Interest payable on deposits	145	145	96	-	49
Interest payable on borrowings	1,335	1,335	-	-	1,335
Interest rate contracts	673	673	-	673	-

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

13. COMPREHENSIVE INCOME

The components of accumulated other comprehensive income included in stockholders’ equity at September 30, 2021 and June 30, 2021 are as follows:

	September 30,	June 30,
	2021	2021
	(In Thousands)
Net unrealized gain on securities available for sale	$2,964	$10,011
Tax effect	(817)	(2,882)
Net of tax amount	2,147	7,129

Fair value adjustments on derivatives	1,339	(312)
Tax effect	(393)	94
Net of tax amount	946	(218)

Benefit plan adjustments	(1,073)	(1,093)
Tax effect	316	326
Net of tax amount	(757)	(767)

Total accumulated other comprehensive income	$2,336	$6,144

Other comprehensive (loss) income and related tax effects for the three months ended September 30, 2021 and 2020 are presented in the following table:

	Three Months Ended
	September 30,
	2021	2020
	(In Thousands)
Net unrealized holding (loss) gain on securities available for sale	$(7,046)	$1,182

Net realized (gain) loss on sale and call of securities available for sale (1)	(1)	377

Fair value adjustments on derivatives	1,651	2,261

Benefit plans:
Amortization of actuarial loss	20	21
Net actuarial gain (2)	-	-
Net change in benefit plan accrued expense	20	21

Other comprehensive (loss) income before taxes	(5,376)	3,841
Tax effect	1,568	(1,124)
Total other comprehensive (loss) income	$(3,808)	$2,717

(1)
Represents amounts reclassified out of accumulated other comprehensive income and included in gain on sale of securities on the consolidated statements of income.
(2)
Represents amounts reclassified out of accumulated other comprehensive income and included in the computation of net periodic pension expense. See Note 10 – Benefit Plans for additional information.

14. NET INCOME PER COMMON SHARE (“EPS”)

The following schedule shows the Company’s earnings per share calculations for the periods presented:

	Three Months Ended September 30,
	2021	2020
	(In Thousands, Except Per Share Data)
Net income	$19,715	$11,379

Weighted average number of common shares outstanding - basic	74,537	86,008
Effect of dilutive securities	19	1
Weighted average number of common shares outstanding - diluted	74,556	86,009

Basic earnings per share	$0.26	$0.13
Diluted earnings per share	$0.26	$0.13

Stock options for 3,115,000 and 3,910,398 shares of common stock were not considered in computing diluted earnings per share at September 30, 2021 and September 30, 2020, respectively, because they were considered anti-dilutive.

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

In addition, the COVID-19 pandemic has had, and may continue to have, an adverse impact on the Company, its clients and the communities it serves. Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including whether the coronavirus can continue to be controlled and abated and if the economy is able to remain open. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations: the demand for our products and services may decline, making it difficult to grow assets and income; if the economy is unable to substantially remain open, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; our allowance for credit losses may increase if borrowers experience financial difficulties, which will adversely affect our net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income; due to a decline in our stock price or other factors, goodwill may become impaired and be required to be written down; our cyber security risks are increased as the result of an increase in the number of employees working remotely; and actions taken by governmental authorities in response to the COVID‐19 pandemic, including vaccination mandates, and their potential effects on our workforce, human capital resources and infrastructure. Reference is made to Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021.

Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

Our accounting policies are integral to understanding the results reported. We consider accounting policies that require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. At September 30, 2021, the Company considers the determination of the allowance for credit losses on loans, individually evaluating loans, calculating the allowance of credit losses on acquired loans, accounting for business combinations and the valuation of goodwill and identifiable intangible assets to be our critical accounting policies. Reference is made to Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021, for a description of the Company's critical accounting policies.

Comparison of Financial Condition at September 30, 2021 and June 30, 2021

Executive Summary. Total assets decreased $100.0 million to $7.18 billion at September 30, 2021 from $7.28 billion at June 30, 2021. The decrease primarily reflected decreases in cash and equivalents, investment securities, loans held-for-sale, net loans receivable, and other assets.

Investment Securities. Investment securities available for sale decreased $25.7 million, to $1.65 billion at September 30, 2021, from $1.68 billion at June 30, 2021. This decrease was largely the result of principal repayments of $100.7 million which were partially offset by security purchases of $82.0 million. Investment securities held to maturity decreased $641,000 to $37.5 million at September 30, 2021 from $38.1 million at June 30, 2021.

Additional information regarding investment securities at September 30, 2021 and June 30, 2021 is presented in Note 4 to the unaudited consolidated financial statements.

Loans Held-for-Sale. Loans held-for-sale totaled $12.9 million at September 30, 2021 as compared to $16.5 million at June 30, 2021 and are reported separately from the balance of net loans receivable. During the quarter ended September 30, 2021, $64.2 million of residential mortgage loans were sold, resulting in a gain on sale of $1.0 million.

Net Loans Receivable. Net loans receivable decreased $55.7 million, or 1.2%, to $4.74 billion at September 30, 2021 from $4.79 billion at June 30, 2021. Detail regarding the change in the loan portfolio, by loan segment, is presented below:

	September 30,	June 30,	Increase/
	2021	2021	(Decrease)
	(In Thousands)
Commercial loans:
Multi-family mortgage	$1,978,681	$2,039,260	$(60,579)
Nonresidential mortgage	1,023,391	1,079,444	(56,053)
Commercial business	169,392	168,951	441
Construction	112,226	93,804	18,422
Total commercial loans	3,283,690	3,381,459	(97,769)

One- to four-family residential mortgage	1,483,106	1,447,721	35,385

Consumer loans:
Home equity loans	44,912	47,871	(2,959)
Other consumer	3,020	3,259	(239)
Total consumer	47,932	51,130	(3,198)

Total loans	4,814,728	4,880,310	(65,582)

Unaccreted yield adjustments	(25,389)	(28,916)	3,527
Allowance for credit losses	(51,785)	(58,165)	6,380

Net loans receivable	$4,737,554	$4,793,229	$(55,675)

Commercial loan origination volume for the quarter ended September 30, 2021 totaled $163.5 million, which comprised $106.0 million of commercial mortgage loan originations, $34.0 million of commercial business loan originations and construction loan disbursements of $23.5 million.

One- to four-family residential mortgage loan origination volume for the quarter ended September 30, 2021, excluding loans held-for-sale, totaled $106.9 million and was augmented with the funding of purchased loans totaling $19.6 million. Home equity loan and line of credit origination volume for the same period totaled $3.3 million.

Loan-to-value ("LTV") ratios are based on current period loan balances and original appraised values at the time of origination unless a current appraisal has been obtained as a result of the loan being deemed collateral dependent and individually analyzed. The following table sets forth the composition of our real estate secured loans indicating the LTV, by loan category, at September 30, 2021:

	September 30, 2021
	Balance	LTV
	(In Thousands)
Commercial mortgage loans:
Multi-family mortgage loans	$1,978,681	64%
Nonresidential mortgage loans	1,023,391	53%
Construction loans	112,226	61%
Total commercial mortgage loans	3,114,298	60%

One- to four-family residential mortgage	1,483,106	60%

Consumer loans:
Home equity loans	44,912	46%

Total mortgage loans	$4,642,316	60%

Additional information about the Company’s loans at September 30, 2021 and June 30, 2021 is presented in Note 5 to the unaudited consolidated financial statements.

Nonperforming Loans and TDRs. Nonperforming loans decreased by $6.8 million to $72.9 million, or 1.02% of total assets at September 30, 2021, from $79.8 million, or 1.10% of total assets at June 30, 2021. At September 30, 2021, the Company had accruing TDRs totaling $8.5 million, an increase of $2.3 million from $6.2 million at June 30, 2021. At September 30, 2021, the Company had non-accrual TDRs totaling $11.5 million, a decrease of $39,000 from $11.6 million at June 30, 2021.

Based on Section 4013 of the CARES Act, the 2021 Consolidated Appropriations Act and related regulatory guidance promulgated by federal banking regulators, qualifying loan modifications made in response to the COVID-19 pandemic, including short-term payment deferrals, are not considered to be TDRs. The Company had active payment deferrals, which were not considered TDRs, of $5.6 million as of September 30, 2021 and June 30, 2021.

Additional information about the Company’s nonperforming loans and TDRs at September 30, 2021 and June 30, 2021 is presented in Note 5 to the unaudited consolidated financial statements.

Allowance for Credit Losses. At September 30, 2021, the ACL totaled $51.8 million, or 1.08% of total loans, reflecting a decrease of $6.4 million from $58.2 million, or 1.19% of total loans, at June 30, 2021. The decrease was largely attributable to a provision for credit loss reversal of $5.4 million, primarily resulting from a reduction in the expected life of various segments of the loan portfolio along with continued improvement in the Company's credit risk outlook. Also contributing to this decrease were net charge-offs of $980,000 of which $935,000 had previously been individually reserved for within the ACL.

Additional information about the ACL at September 30, 2021 and June 30, 2021 is presented in Note 6 to the unaudited consolidated financial statements.

Other Assets. The aggregate balance of other assets, including premises and equipment, FHLB stock, interest receivable, goodwill, core deposit intangibles, bank owned life insurance, deferred income taxes, OREO and other assets, decreased $630,000 to $690.5 million at September 30, 2021 from $691.2 million at June 30, 2021. The decrease in the balance of these other assets for the quarter ended September 30, 2021 generally reflected normal operating fluctuations in their respective balances.

Deposits. Total deposits decreased $90.2 million, or 1.6%, to $5.40 billion at September 30, 2021 from $5.49 billion at June 30, 2021. The decrease in deposits largely reflected the controlled run-off of time deposits which was partially offset by growth in core non-maturity deposits. The following table sets forth the distribution of, and changes in, deposits, by type, at the dates indicated:

	September 30,	June 30,
	2021	2021	Increase
	(In Thousands)
Non-interest-bearing deposits	$631,344	$593,718	$37,626

Interest-bearing deposits:
Interest-bearing demand	1,937,661	1,902,478	35,183
Savings	1,089,699	1,111,364	(21,665)
Certificates of deposit	1,736,435	1,877,746	(141,311)
Interest-bearing deposits	4,763,795	4,891,588	(127,793)
Total deposits	$5,395,139	$5,485,306	$(90,167)

Additional information about the Company’s deposits at September 30, 2021 and June 30, 2021 is presented in Note 7 to the unaudited consolidated financial statements.

Borrowings. The balance of borrowings increased $35.1 million, or 5.1%, to $721.0 million at September 30, 2021 from $685.9 million at June 30, 2021. The increase in borrowings during the quarter ended September 30, 2021 largely reflected an increase in overnight borrowings drawn for liquidity management purposes.

Additional information about the Company’s borrowings at September 30, 2021 and June 30, 2021 is presented in Note 8 to the unaudited consolidated financial statements.

Other Liabilities. The balance of other liabilities, including advance payments by borrowers for taxes and other miscellaneous liabilities, decreased $16.5 million to $53.1 million at September 30, 2021 from $69.6 million at June 30, 2021. The decrease in these other liabilities largely reflected the payment of a $12.5 million loan participation liability which was outstanding at June 30, 2021. The remaining change in the balance of these other liabilities generally reflected normal operating fluctuations during the period.

Stockholders’ Equity. Stockholders’ equity decreased $28.5 million to $1.01 billion at September 30, 2021 from $1.04 billion at June 30, 2021. The decrease in stockholders’ equity during the quarter ended September 30, 2021 largely reflected share repurchases totaling $39.0 million and cash dividends totaling $7.4 million, partially offset by net income of $19.7 million.

Book value per share increased by $0.17 to $13.38 at September 30, 2021 while tangible book value per share increased by $0.06 to $10.55 at September 30, 2021.

On September 20, 2021, the Company announced the completion of its seventh stock repurchase plan which authorized the repurchase of 4,064,649 shares. Such shares were repurchased at a cost of $50.5 million, or an average price of $12.43 per share. On September 22, 2021, the Company announced the authorization of its eighth stock repurchase plan, which authorized the repurchase of up to 7,602,021 shares, or 10% of the shares then outstanding. Through September 30, 2021, the Company repurchased a total of 213,139 shares under this plan, at a total cost of $2.6 million and at an average cost of $12.41 per share.

During the quarter ended September 30, 2021, the Company repurchased a total of 3,157,788 shares of its common stock which were repurchased in conjunction with the Company’s seventh and eighth repurchase plans. Such shares were repurchased at a total cost of $39.0 million and at an average cost of $12.35 per share.

Comparison of Operating Results for the Quarter ended September 30, 2021 and September 30, 2020

Net Income. Net income for the quarter ended September 30, 2021 was $19.7 million, or $0.26 per diluted share, compared to $11.4 million, or $0.13 per diluted share for the quarter ended September 30, 2020. The increase in net income reflected an increase in net interest income, a decrease in the provision for credit losses and a decrease in non-interest expense partially offset by a decrease in non-interest income and an increase in income tax expense.

Net Interest Income. Effective July 1, 2021, loan prepayment penalty income was reclassified to interest income on loans. Previously, loan prepayment penalty income was recorded within non-interest income. Interest income and non-interest income for all periods presented reflect this reclassification.

Net interest income increased by $4.8 million to $49.6 million for the quarter ended September 30, 2021 compared to $44.8 million for the quarter ended September 30, 2020. The increase between the comparative periods resulted from a decrease of $9.1 million in interest expense partially offset by a decrease of $4.3 million in interest income. Included in net interest income, for the quarters ended September 30, 2021 and September 30, 2020, respectively, was purchase accounting accretion of $2.9 million and $4.2 million and loan prepayment penalty income of $1.7 million and $631,000.

Net interest margin increased 29 basis points to 2.99% for the quarter ended September 30, 2021, from 2.70% for quarter ended September 30, 2020 and reflected a decrease in the average cost of interest-bearing liabilities that was partially offset by a decrease in the average yield on interest-earning assets.

Details surrounding the composition of, and changes to, net interest income are presented in the table below which reflects the components of the average balance sheet and of net interest income for the periods indicated. We derived the average yields and costs by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented with daily balances used to derive average balances. No tax equivalent adjustments have been made to yield or costs. Non-accrual loans were included in the calculation of average balances, however interest receivable on these loans has been fully reserved for and therefore not included in interest income. The yields and costs set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Quarter Ended September 30,
	2021				2020
	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$4,835,676		$48,230	3.99%	$4,958,293		$52,811	4.26%
Taxable investment securities (2)	1,649,953		8,212	1.99	1,350,511		7,336	2.17
Tax-exempt securities (2)	59,115		333	2.25	82,603		454	2.20
Other interest-earning assets (3)	85,749		431	2.01	247,543		914	1.48
Total interest-earning assets	6,630,493		57,206	3.45	6,638,950		61,515	3.71
Non-interest-earning assets	616,735				624,252
Total assets	$7,247,228				$7,263,202

Interest-bearing liabilities:
Interest-bearing demand	$1,954,271		$1,147	0.23	$1,464,238		$2,182	0.60
Savings	1,102,865		334	0.12	1,006,075		1,445	0.57
Certificates of deposit	1,798,473		2,584	0.57	1,988,689		7,435	1.50
Total interest-bearing deposits	4,855,609		4,065	0.33	4,459,002		11,062	0.99
Borrowings	694,447		3,551	2.05	1,134,404		5,660	2.00
Total interest-bearing liabilities	5,550,056		7,616	0.55	5,593,406		16,722	1.20
Non-interest-bearing liabilities (4)	667,164				558,761
Total liabilities	6,217,220				6,152,167
Stockholders' equity	1,030,008				1,111,035
Total liabilities and stockholders' equity	$7,247,228				$7,263,202

Net interest income			$49,590				$44,793
Interest rate spread (5)				2.90%				2.51%
Net interest margin (6)				2.99%				2.70%
Ratio of interest-earning assets to interest-bearing liabilities	1.19	X			1.19	X

(1)
Loans held-for-sale and non-accruing loans have been included in loans receivable and the effect of such inclusion was not material. Allowance for credit losses has been included in non-interest-earning assets.
(2)
Fair value adjustments have been excluded in the balances of interest-earning assets.
(3)
Includes interest-bearing deposits at other banks and FHLB of New York capital stock.
(4)
Includes average balances of non-interest-bearing deposits of $610,271,000 and $479,141,000, for the quarter ended September 30, 2021, and 2020, respectively.
(5)
Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(6)
Net interest margin represents net interest income as a percentage of average interest-earning assets.

Provision for Credit Losses. The provision for credit losses decreased $9.5 million to a provision for credit losses reversal of $5.4 million for the quarter ended September 30, 2021, compared to a provision for credit losses of $4.1 million for the quarter ended September 30, 2020. The decrease in the provision between comparative periods was largely attributable to a release of reserves, reflecting a reduction in the expected life of various loan segments and continued improvement in the Company’s credit risk outlook. By comparison, the provision for the quarter ended September 30, 2020, was largely attributable to $5.1 million of provision expense on non-PCD loans acquired in connection with the acquisition of MSB.

Additional information regarding the ACL and the associated provisions recognized during the quarters ended September 30, 2021 and 2020 is presented in Note 6 to the unaudited consolidated financial statements as well as the Comparison of Financial Condition at September 30, 2021 and June 30, 2021.

Non-Interest Income. Non-interest income decreased $3.3 million to $3.8 million for the quarter ended September 30, 2021, primarily due to the $3.1 million bargain purchase gain that was recognized in the prior comparative period in connection with the acquisition of MSB. The remaining increases and decreases in non-interest income reflected the effects of several offsetting factors, as described below.

Fees and service charges increased $162,000 to $607,000 for the quarter ended September 30, 2021. The increase primarily reflected an increase in loan-related fees and charges.

Gain on sale and call of securities reflected a net gain of $1,000 during the quarter ended September 30, 2021 compared to a net loss of $377,000, recorded during the earlier comparative period.

Gain on sale of loans decreased $884,000 to $1.0 million for the quarter ended September 30, 2021. The decrease in loan sale gains largely reflected a decrease in the average net price, between comparative periods, at which such loans were sold, coupled with a decrease in the volume of loans originated and sold.

Other non-interest income increased $128,000 to $218,000 for the quarter ended September 30, 2021. The increase primarily reflected $44,000 of referral fees related to PPP loans and $61,000 of broker fees related to residential mortgage loans.

The remaining changes in the other components of non-interest income between comparative periods generally reflected normal operating fluctuations within those line items.

Non-Interest Expense. Total non-interest expense decreased $1.8 million to $31.8 million for the quarter ended September 30, 2021.

Salaries and employee benefits increased $1.6 million to $18.6 million for the quarter ended September 30, 2021. This increase was largely due to the impact of staff additions, annual merit increases and increases in benefit plan expense, including ESOP expense.

Net occupancy expense of premises increased $1.4 million to $4.5 million for the quarter ended September 30, 2021. This increase was primarily due to non-recurring expense of $1.3 million and $250,000, respectively, related to the consolidation of three retail branch locations and facility repairs made in connection with damage incurred during Tropical Storm Ida.

Equipment and systems expense increased $255,000 to $3.8 million for the quarter ended September 30, 2021, largely attributable to increases in technology expense associated with the Company's ongoing digital banking initiatives.

Advertising and marketing expense decreased $108,000 to $392,000 for the quarter ended September 30, 2021. This decrease largely reflected changes in advertising expense across a variety of advertising formats reflecting normal fluctuations in the timing of certain campaigns supporting our loan and deposit growth initiatives.

Merger-related expenses, associated with the Company’s acquisition of MSB, totaled $4.3 million for the quarter ended September 30, 2020 for which no such costs were recorded in the current period.

Other non-interest expense decreased $708,000 to $3.1 million for the quarter ended September 30, 2021. The decrease in other expense during the quarter was primarily attributable decreases in loan expense, audit and accounting fees and provisions for credit losses on off-balance sheet credit exposures. This decrease was partially offset by a non-recurring asset impairment charge of $420,000, recognized during the current quarter, related to branch consolidation activity.

Provision for Income Taxes. Provision for income taxes increased $4.4 million to $7.3 million for the quarter ended September 30, 2021, from $2.9 million for the quarter ended September 30, 2020.

The increase in income tax expense reflected a higher level of pre-tax net income, as compared to the prior period, resulting in a higher provision for income tax expense. The increase also reflected the effects of various non-recurring items recorded in conjunction with the Company’s acquisition of MSB, recorded in the prior comparative period, including non-deductible merger related expenses, which were partially offset by a non-taxable bargain purchase gain.

Effective tax rates for the quarter ended September 30, 2021 and 2020 were 26.95% and 20.2%, respectively. The effective tax rate for the prior comparative period reflected the effects of various non-recurring items recorded in conjunction with the Company’s acquisition of MSB, as noted above.

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

At September 30, 2021, liquidity included $54.1 million of short-term cash and equivalents supplemented by $1.65 billion of investment securities classified as available for sale. In addition, as of September 30, 2021, the Company had the capacity to borrow additional funds totaling $2.19 billion and $274.5 million, without pledging additional collateral, from the FHLB of New York and FRB, respectively. As of that same date, the Company also had the capacity to borrow $890.0 million of additional funds, on an unsecured basis, via lines of credit established with other financial institutions.

At September 30, 2021, the Company had outstanding commitments to originate and purchase loans totaling approximately $199.6 million while such commitments totaled $192.8 million at June 30, 2021. As of those same dates, the Company’s pipeline of loans held for sale included $54.7 million and $48.4 million of loans in process whose terms included interest rate locks to borrowers that were paired with a non-binding, best-efforts, commitment to sell the loan to a buyer at a fixed price and within a predetermined timeframe after the sale commitment is established.

Construction loans in process and unused lines of credit were $120.0 million and $183.7 million, respectively, at September 30, 2021 compared to $138.3 million and $181.1 million, respectively, at June 30, 2021. The Company is also subject to the contingent liabilities resulting from letters of credit whose outstanding balances totaled $739,000 at September 30, 2021 and June 30, 2021, respectively.

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

The following table sets forth the Bank’s capital position at September 30, 2021 and June 30, 2021, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At September 30, 2021
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$662,785	15.07%	$351,909	8.00%	$439,886	10.00%
Tier 1 capital (to risk-weighted assets)	632,695	14.38%	263,932	6.00%	351,909	8.00%
Common equity tier 1 capital (to risk-weighted assets)	632,695	14.38%	197,949	4.50%	285,926	6.50%
Tier 1 capital (to adjusted total assets)	632,695	9.02%	280,603	4.00%	350,753	5.00%

	At June 30, 2021
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$761,883	17.22%	$353,970	8.00%	$442,462	10.00%
Tier 1 capital (to risk-weighted assets)	726,737	16.42%	265,477	6.00%	353,970	8.00%
Common equity tier 1 capital (to risk-weighted assets)	726,737	16.42%	199,108	4.50%	287,600	6.50%
Tier 1 capital (to adjusted total assets)	726,737	10.23%	284,114	4.00%	355,142	5.00%

The following table sets forth the Company’s capital position at September 30, 2021 and June 30, 2021, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At September 30, 2021
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$841,548	19.06%	$353,163	8.00%
Tier 1 capital (to risk-weighted assets)	811,458	18.38%	264,872	6.00%
Common equity tier 1 capital (to risk-weighted assets)	811,458	18.38%	198,654	4.50%
Tier 1 capital (to adjusted total assets)	811,458	11.54%	281,369	4.00%

	At June 30, 2021
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$872,823	19.65%	$355,274	8.00%
Tier 1 capital (to risk-weighted assets)	837,677	18.86%	266,456	6.00%
Common equity tier 1 capital (to risk-weighted assets)	837,677	18.86%	199,842	4.50%
Tier 1 capital (to adjusted total assets)	837,677	11.76%	284,877	4.00%

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

Off-Balance Sheet Arrangements

In the normal course of our business of investing in loans and securities we are a party to financial instruments with off-balance-sheet risk. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to extend credit to meet the financing needs of our customers. We had no significant off-balance sheet commitments for capital expenditures as of September 30, 2021.

Recent Accounting Pronouncements

For a discussion of the expected impact of recently issued accounting pronouncements that have yet to be adopted by the Company, please refer to Note 3 to the unaudited consolidated financial statements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The majority of our assets and liabilities are sensitive to changes in interest rates and as such interest rate risk is a significant form of market risk that we must manage. Interest rate risk is generally defined in regulatory nomenclature as the risk to earnings or capital arising from the movement of interest rates and arises from several risk factors including re-pricing risk, basis risk, yield curve risk and option risk. We maintain an Asset/Liability Management (“ALM”) program in order manage our interest rate risk. The program is overseen by the Board of Directors through its Interest Rate Risk Management Committee which has assigned the responsibility for the operational aspects of the ALM program to our Asset/Liability Management Committee (“ALCO”), which is comprised of various members of the senior and executive management team.

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

For both earnings and capital at risk, our interest rate risk analysis calculates a base case scenario that assumes no change in interest rates. The model then measures changes throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve up and down 100, 200 and 300 basis points with additional scenarios modeled where appropriate. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates. The relatively low level of interest rates prevalent at September 30, 2021 and June 30, 2021 precluded the modeling of certain falling rate scenarios.

The following tables present the results of our internal EVE analysis as of September 30, 2021 and June 30, 2021, respectively:

	September 30, 2021
	Economic Value of Equity ("EVE")			EVE as a % of Present Value of Assets
Change in Interest Rates	$ Amount of EVE	$ Change in EVE	% Change in EVE	EVE Ratio	Change in EVE Ratio
	(Dollars in Thousands)
+300 bps	1,092,865	(87,838)	(7.44)%	16.83%	1	bps
+200 bps	1,133,710	(46,993)	(3.98)%	16.99%	18	bps
+100 bps	1,174,856	(5,847)	(0.50)%	17.13%	31	bps
0 bps	1,180,703	-	-	16.82%	-
-100 bps	1,063,978	(116,725)	(9.89)%	14.98%	(184)	bps

	June 30, 2021
	Economic Value of Equity ("EVE")			EVE as a % of Present Value of Assets
Change in Interest Rates	$ Amount of EVE	$ Change in EVE	% Change in EVE	EVE Ratio	Change in EVE Ratio
	(Dollars in Thousands)
+300 bps	1,083,847	(104,809)	(8.82)%	16.45%	(20)	bps
+200 bps	1,132,915	(55,741)	(4.69)%	16.72%	7	bps
+100 bps	1,176,890	(11,766)	(0.99)%	16.89%	24	bps
0 bps	1,188,656	-	-	16.65%	-
-100 bps	1,071,463	(117,193)	(9.86)%	14.84%	(181)	bps

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

The following tables present the results of our internal NII analysis as of September 30, 2021 and June 30, 2021, respectively:

			September 30, 2021
			Net Interest Income ("NII")
Change in Interest Rates	Balance Sheet Composition	Measurement Period	$ Amount of NII	$ Change in NII	% Change in NII
			(Dollars In Thousands)
+300 bps	Static	One Year	$179,080	$(12,763)	(6.65)%
+200 bps	Static	One Year	184,428	(7,415)	(3.87)
+100 bps	Static	One Year	189,414	(2,429)	(1.27)
0 bps	Static	One Year	191,843	-	-
-100 bps	Static	One Year	178,545	(13,298)	(6.93)

			June 30, 2021
			Net Interest Income ("NII")
Change in Interest Rates	Balance Sheet Composition	Measurement Period	$ Amount of NII	$ Change in NII	% Change in NII
			(Dollars In Thousands)
+300 bps	Static	One Year	$175,830	$(16,078)	(8.38)%
+200 bps	Static	One Year	182,089	(9,819)	(5.12)
+100 bps	Static	One Year	187,961	(3,947)	(2.06)
0 bps	Static	One Year	191,908	-	-
-100 bps	Static	One Year	181,645	(10,263)	(5.35)

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

During the quarter ended September 30, 2021, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. Legal Proceedings

At September 30, 2021, neither the Company nor the Bank were involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

ITEM 1A. Risk Factors

There have been no material changes to the Risk Factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2021, previously filed with the Securities and Exchange Commission.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

The following table reports information regarding repurchases of the Company’s common stock during the quarter ended September 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2021	1,219,988	$11.77	1,219,988	1,724,661
August 1-31, 2021	1,039,984	$12.77	1,039,984	684,677
September 1-30, 2021	897,816	$12.64	897,816	7,388,882

Total	3,157,788	$12.35	3,157,788	7,388,882

On September 20, 2021, the Company announced the completion of its previously disclosed stock repurchase plan. Such shares were repurchased at a cost of $50.5 million, or $12.43 per share. On September 22, 2021, the Company announced the authorization of a new stock repurchase plan to repurchase up to 7,602,021 shares, or 10% of the shares then outstanding. This current plan has no expiration date.

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
101

The following materials from the Company’s Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

KEARNY FINANCIAL CORP.

Date: November 8, 2021	By:	/s/ Craig L. Montanaro
Craig L. Montanaro
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2021	By:	/s/ Keith Suchodolski
Keith Suchodolski
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)