Form 10-Q
period 2021-12-31
Kearny Financial Corp.
filed 2022-02-08
CIK 1617242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: February 2, 2022.

$0.01 par value common stock — 72,753,040 shares outstanding

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Share and Per Share Data)

	December 31,	June 30,
	2021	2021
	(Unaudited)
Assets
Cash and amounts due from depository institutions	$19,909	$21,463
Interest-bearing deposits in other banks	40,543	46,392
Cash and cash equivalents	60,452	67,855
Investment securities available for sale (amortized cost $1,595,802 and $1,666,853, respectively), net of allowance for credit losses of $0 at December 31, 2021 and June 30, 2021	1,591,066	1,676,864
Investment securities held to maturity (fair value $54,056 and $39,610, respectively), net of allowance for credit losses of $0 at December 31, 2021 and June 30, 2021	53,142	38,138
Loans held-for-sale	12,549	16,492
Loans receivable	4,826,404	4,851,394
Less: allowance for credit losses on loans	(48,216)	(58,165)
Net loans receivable	4,778,188	4,793,229
Premises and equipment	54,067	56,338
Federal Home Loan Bank ("FHLB") of New York stock	36,622	36,615
Accrued interest receivable	18,495	19,362
Goodwill	210,895	210,895
Core deposit intangibles	3,344	3,705
Bank owned life insurance	286,433	283,310
Deferred income tax assets, net	25,709	29,323
Other real estate owned	658	178
Other assets	54,603	51,431
Total Assets	$7,186,223	$7,283,735

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest-bearing	$604,805	$593,718
Interest-bearing	4,849,220	4,891,588
Total deposits	5,454,025	5,485,306
Borrowings	686,105	685,876
Advance payments by borrowers for taxes	16,772	15,752
Other liabilities	33,851	53,857
Total Liabilities	6,190,753	6,240,791

Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 800,000,000 shares authorized; 73,453,230 shares and 78,964,859 shares issued and outstanding, respectively	735	790
Paid-in capital	587,392	654,396
Retained earnings	431,549	408,367
Unearned employee stock ownership plan shares; 2,659,244 shares and 2,759,594 shares, respectively	(25,780)	(26,753)
Accumulated other comprehensive income	1,574	6,144
Total Stockholders' Equity	995,470	1,042,944
Total Liabilities and Stockholders' Equity	$7,186,223	$7,283,735

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

(Unaudited)

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Interest Income
Loans	$47,575	$50,806	$95,805	$103,617
Taxable investment securities	7,595	7,707	15,807	15,043
Tax-exempt investment securities	327	433	660	887
Other interest-earning assets	415	787	846	1,701
Total Interest Income	55,912	59,733	113,118	121,248

Interest Expense
Deposits	3,663	8,647	7,728	19,709
Borrowings	3,562	5,193	7,113	10,853
Total Interest Expense	7,225	13,840	14,841	30,562
Net Interest Income	48,687	45,893	98,277	90,686
(Reversal of) provision for credit losses	(2,420)	(1,365)	(7,820)	2,694
Net Interest Income after (Reversal of) Provision for Credit Losses	51,107	47,258	106,097	87,992

Non-Interest Income
Fees and service charges	698	556	1,305	1,001
Gain on sale and call of securities	-	813	1	436
Gain on sale of loans	970	2,378	1,976	4,268
Income from bank owned life insurance	1,562	1,596	3,123	3,192
Electronic banking fees and charges	421	404	828	809
Bargain purchase gain	-	-	-	3,053
Other income	482	67	700	157
Total Non-Interest Income	4,133	5,814	7,933	12,916

Non-Interest Expense
Salaries and employee benefits	18,096	17,081	36,713	34,058
Net occupancy expense of premises	3,156	3,120	7,703	6,242
Equipment and systems	3,723	3,902	7,548	7,472
Advertising and marketing	448	513	840	1,013
Federal deposit insurance premium	721	490	1,213	962
Directors' compensation	649	748	1,452	1,496
Merger-related expenses	-	-	-	4,349
Debt extinguishment expenses	-	796	-	796
Other expense	2,877	3,860	6,004	7,695
Total Non-Interest Expense	29,670	30,510	61,473	64,083
Income before Income Taxes	25,570	22,562	52,557	36,825
Income tax expense	6,801	5,614	14,073	8,498
Net Income	$18,769	$16,948	$38,484	$28,327

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)

(In Thousands, Except Per Share Data)

(Unaudited)

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Net Income per Common Share (EPS)
Basic	$0.26	$0.20	$0.53	$0.33
Diluted	$0.26	$0.20	$0.53	$0.33
Weighted Average Number of Common Shares Outstanding
Basic	72,011	85,120	73,274	85,564
Diluted	72,037	85,123	73,297	85,566

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Unaudited)

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Net Income	$18,769	$16,948	$38,484	$28,327
Other Comprehensive (Loss) Income, net of tax:
Net unrealized (loss) gain on securities available for sale	(5,451)	504	(10,432)	1,292
Net realized gain on sale and call of securities available for sale	-	(571)	(1)	(306)
Fair value adjustments on derivatives	4,675	2,531	5,840	4,176
Benefit plan adjustments	14	15	23	34
Total Other Comprehensive (Loss) Income	(762)	2,479	(4,570)	5,196
Total Comprehensive Income	$18,007	$19,427	$33,914	$33,523

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands, Except Per Share Data, Unaudited)

	Common Stock		Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Income	Total
Balance - September 30, 2020	89,510	$895	$769,269	$378,134	$(28,212)	$3,974	$1,124,060

Net income	-	-	-	16,948	-	-	16,948
Other comprehensive income, net of income tax	-	-	-	-	-	2,479	2,479
ESOP shares committed to be released (50 shares)	-	-	(12)	-	486	-	474
Stock option expense	-	-	455	-	-	-	455
Share repurchases	(4,509)	(45)	(45,659)	-	-	-	(45,704)
Restricted stock plan shares earned (69 shares)	-	-	975	-	-	-	975
Cancellation of shares issued for restricted stock awards	(63)	(1)	(639)	-	-	-	(640)
Cash dividends declared ($0.08 per common share)	-	-	-	(6,706)	-	-	(6,706)
Balance - December 31, 2020	84,938	$849	$724,389	$388,376	$(27,726)	$6,453	$1,092,341

	Common Stock		Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Income	Total
Balance - June 30, 2020	83,663	$837	$722,871	$387,911	$(28,699)	$1,257	$1,084,177

Cumulative effect of change in accounting principle - Topic 326	-	-	-	(14,239)	-	-	(14,239)
Balance - July 1, 2020 as adjusted for change in accounting principle	83,663	837	722,871	373,672	(28,699)	1,257	1,069,938
Net income	-	-	-	28,327	-	-	28,327
Other comprehensive income, net of income tax	-	-	-	-	-	5,196	5,196
ESOP shares committed to be released (100 shares)	-	-	(112)	-	973	-	861
Stock option expense	-	-	911	-	-	-	911
Stock repurchases	(4,509)	(45)	(45,659)	-	-	-	(45,704)
Restricted stock plan shares earned (138 shares)	-	-	1,991	-	-	-	1,991
Cancellation of shares issued for restricted stock awards	(70)	(1)	(688)	-	-	-	(689)
Shares issued in conjunction with the acquisition of MSB Financial Corp.	5,854	58	45,075	-	-	-	45,133
Cash dividends declared ($0.16 per common share)	-	-	-	(13,623)	-	-	(13,623)
Balance - December 31, 2020	84,938	$849	$724,389	$388,376	$(27,726)	$6,453	$1,092,341

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands, Except Per Share Data, Unaudited)

	Common Stock		Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Income	Total
Balance - September 30, 2021	75,800	$758	$616,894	$420,701	$(26,266)	$2,336	$1,014,423

Net income	-	-	-	18,769	-	-	18,769
Other comprehensive loss, net of income tax	-	-	-	-	-	(762)	(762)
ESOP shares committed to be released (50 shares)	-	-	173	-	486	-	659
Stock option expense	-	-	316	-	-	-	316
Stock repurchases	(2,290)	(22)	(29,980)	-	-	-	(30,002)
Restricted stock plan shares earned (53 shares)	-	-	707	-	-	-	707
Cancellation of shares issued for restricted stock awards	(57)	(1)	(718)	-	-	-	(719)
Cash dividends declared ($0.11 per common share)	-	-	-	(7,921)	-	-	(7,921)
Balance - December 31, 2021	73,453	$735	$587,392	$431,549	$(25,780)	$1,574	$995,470

	Common Stock		Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Income	Total
Balance - June 30, 2021	78,965	$790	$654,396	$408,367	$(26,753)	$6,144	1,042,944

Net income	-	-	-	38,484	-	-	38,484
Other comprehensive loss, net of income tax	-	-	-	-	-	(4,570)	(4,570)
ESOP shares committed to be released (100 shares)	-	-	306	-	973	-	1,279
Stock option expense	-	-	772	-	-	-	772
Stock repurchases	(5,448)	(54)	(68,944)	-	-	-	(68,998)
Restricted stock plan shares earned (125 shares)	-	-	1,669	-	-	-	1,669
Cancellation of shares issued for restricted stock awards	(64)	(1)	(807)	-	-	-	(808)
Cash dividends declared ($0.21 per common share)	-	-	-	(15,302)	-	-	(15,302)
Balance - December 31, 2021	73,453	$735	$587,392	$431,549	$(25,780)	$1,574	$995,470

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Unaudited)

	Six Months Ended
	December 31,
	2021	2020
Cash Flows from Operating Activities:
Net income	$38,484	$28,327
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	2,999	2,883
Net accretion of premiums, discounts and loan fees and costs	(3,108)	(7,620)
Deferred income taxes and valuation allowance	5,484	2,262
Bargain purchase gain	-	(3,053)
Amortization of intangible assets	361	534
Amortization of benefit plans’ unrecognized net gain	39	42
(Reversal of) provision for credit losses	(7,820)	2,694
Loans originated for sale	(127,458)	(212,037)
Proceeds from sale of mortgage loans held-for-sale	133,285	224,141
Gain on sale of mortgage loans held-for-sale, net	(1,884)	(3,916)
Realized gain on sale/call of investment securities available for sale	(1)	(436)
Realized loss on debt extinguishment	-	796
Realized gain on sale of loans receivable	(92)	(352)
Realized (gain) loss on disposition of premises and equipment	(356)	26
Increase in cash surrender value of bank owned life insurance	(3,123)	(3,192)
ESOP, stock option plan and restricted stock plan expenses	3,720	3,763
Decrease (increase) in interest receivable	867	(752)
Decrease (increase) in other assets	4,391	(3,225)
Increase (decrease) in interest payable	50	(237)
(Decrease) increase in other liabilities	(19,319)	172
Net Cash Provided by Operating Activities	26,519	30,820

Cash Flows from Investing Activities:
Purchases of:
Investment securities available for sale	(140,550)	(604,971)
Investment securities held to maturity	(16,162)	-
Proceeds from:
Repayments/calls/maturities of investment securities available for sale	209,742	253,802
Repayments/calls/maturities of investment securities held to maturity	1,086	2,930
Sales of investment securities available for sale	-	44,842
Purchase of loans	(72,345)	(23,508)
Net decrease in loans receivable	98,554	192,081
Proceeds from sale of loans receivable	1,126	43,931
Additions to premises and equipment	(728)	(2,224)
Proceeds from cash settlement of premises and equipment	599	-
(Purchase) redemption of FHLB stock	(7)	16,421
Net cash acquired in acquisition	-	4,296
Net Cash Provided by (Used in) Investing Activities	$81,315	$(72,400)

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands, Unaudited)

	Six Months Ended
	December 31,
	2021	2020
Cash Flows from Financing Activities:
Net (decrease) increase in deposits	$(30,866)	$423,187
Repayment of term FHLB advances	(780,000)	(1,667,796)
Proceeds from term FHLB advances	780,000	1,365,000
Net decrease in other short-term borrowings	-	(68,635)
Net increase (decrease) in advance payments by borrowers for taxes	1,020	(1,263)
Repurchase and cancellation of common stock of Kearny Financial Corp.	(68,998)	(45,704)
Cancellation of shares repurchased on vesting to pay taxes	(808)	(689)
Dividends paid	(15,585)	(13,793)
Net Cash Used in Financing Activities	(115,237)	(9,693)
Net Decrease in Cash and Cash Equivalents	(7,403)	(51,273)
Cash and Cash Equivalents - Beginning	67,855	180,967
Cash and Cash Equivalents - Ending	$60,452	$129,694

Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Income taxes, net of refunds	$9,631	$9,189
Interest	$14,791	$30,798

Non-cash investing and financing activities:
Acquisition of other real estate owned in settlement of loans	$480	$-
Transfers from loans receivable to loans receivable held-for-sale	$-	$43,579
Fair value of assets acquired, net of cash and cash equivalents acquired	$-	$567,816
Fair value of liabilities assumed	$-	$523,926

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

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, income, comprehensive income, changes in stockholders’ equity and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the unaudited consolidated financial statements have been included. The results of operations for the quarter and six months ended December 31, 2021 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

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

Update to Significant Accounting Policies

Allowance for Credit Losses on Loans ("ACL"). In accordance with the ACL policy, the methodology is reviewed no less than annually. During the quarter ended September 30, 2021, the Company updated the econometric factors used in the determination of the probability of default for certain loan portfolio segments used in its ACL methodology for pooled loans. Econometric factors are selected based on the correlation of the factor to credit losses for each loan portfolio segment. Effective July 1, 2021, the primary econometric factor utilized in the determination of the probability of default for each loan portfolio segment is the national unemployment rate (“NUR”). Prior to July 1, 2021, NUR and gross domestic product (“GDP”) econometric factors were used in the determination of the probability of default for each loan portfolio segment.

2. SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of December 31, 2021, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date this document was filed.

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

4. SECURITIES

At December 31, 2021, there was no allowance for credit losses on available for sale and held to maturity securities. The following tables present the amortized cost, gross unrealized gains and losses and estimated fair values for available for sale securities and the amortized cost, gross unrecognized gains and losses and estimated fair values for held to maturity securities as of the dates indicated:

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Available for sale:
Debt securities:
Obligations of state and political subdivisions	$32,594	$580	$-	$-	$33,174
Asset-backed securities	224,825	1,979	90	-	226,714
Collateralized loan obligations	290,589	64	173	-	290,480
Corporate bonds	157,973	2,476	205	-	160,244
Total debt securities	705,981	5,099	468	-	710,612

Mortgage-backed securities:
Collateralized mortgage obligations (1)	9,608	93	-	-	9,701
Residential pass-through securities (1)	646,188	4,003	11,643	-	638,548
Commercial pass-through securities (1)	234,025	2,651	4,471	-	232,205
Total mortgage-backed securities	889,821	6,747	16,114	-	880,454

Total securities available for sale	$1,595,802	$11,846	$16,582	$-	$1,591,066

(1)
Government-sponsored enterprises.

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Available for sale:
Debt securities:
Obligations of state and political subdivisions	$33,800	$803	$-	$-	$34,603
Asset-backed securities	240,217	2,835	63	-	242,989
Collateralized loan obligations	189,873	177	170	-	189,880
Corporate bonds	155,622	2,802	73	-	158,351
Total debt securities	619,512	6,617	306	-	625,823

Mortgage-backed securities:
Collateralized mortgage obligations (1)	13,420	319	-	-	13,739
Residential pass-through securities (1)	744,196	7,443	7,148	-	744,491
Commercial pass-through securities (1)	289,725	5,738	2,652	-	292,811
Total mortgage-backed securities	1,047,341	13,500	9,800	-	1,051,041

Total securities available for sale	$1,666,853	$20,117	$10,106	$-	$1,676,864

(1)
Government-sponsored enterprises.

	December 31, 2021
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Held to maturity:
Debt securities:
Obligations of state and political subdivisions	$24,698	$983	$-	$-	$25,681
Total debt securities	24,698	983	-	-	25,681

Mortgage-backed securities:
Residential pass-through securities (1)	16,146	-	74	-	16,072
Commercial pass-through securities (1)	12,298	5	-	-	12,303
Total mortgage-backed securities	28,444	5	74	-	28,375

Total securities held to maturity	$53,142	$988	$74	$-	$54,056

(1)
Government-sponsored enterprises.

	June 30, 2021
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Held to maturity:
Debt securities:
Obligations of state and political subdivisions	$25,824	$1,204	$-	$-	$27,028
Total debt securities	25,824	1,204	-	-	27,028

Mortgage-backed securities:
Commercial pass-through securities (1)	12,314	268	-	-	12,582
Total mortgage-backed securities	12,314	268	-	-	12,582

Total securities held to maturity	$38,138	$1,472	$-	$-	$39,610

(1)
Government-sponsored enterprises.

Excluding the balances of mortgage-backed securities, the following table presents the amortized cost and estimated fair values of debt securities available for sale and held to maturity, by contractual maturity, at December 31, 2021:

	December 31, 2021
	Amortized Cost	Fair Value
	(In Thousands)
Debt securities:
Due in one year or less	$7,273	$7,317
Due after one year through five years	38,529	39,570
Due after five years through ten years	358,834	361,685
Due after ten years	326,043	327,721
Total	$730,679	$736,293

Sales of securities available for sale were as follows for the periods presented below:

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
	(In Thousands)
Available for sale securities sold:
Proceeds from sales of securities	$-	$25,242	$-	$44,842

Gross realized gains	$-	$800	$-	$800
Gross realized losses	-	-	-	(385)
Net gain on sales of securities	$-	$800	$-	$415

Calls of securities available for sale during quarter ended December 31, 2021 resulted in no gain or loss. Calls of securities available for sale during the quarter ended December 31, 2020 resulted in gross gains of $13,000. Calls of securities available for sale during the six months ended December 31, 2021 and 2020 resulted in gross gains of $1,000 and $21,000, respectively. During the quarter and six months ended December 31, 2021 and 2020, there were no gains or losses recognized on sales of securities held to maturity.

The carrying value of securities pledged for borrowings at the FHLB and other institutions, and securities pledged for public funds and other purposes, were as follows as of the dates presented below:

	December 31,	June 30,
	2021	2021
	(In Thousands)
Securities pledged:
Pledged for borrowings at the FHLB of New York	$154,731	$170,120
Pledged to secure public funds on deposit	250,943	137,778
Pledged for potential borrowings at the Federal Reserve Bank of New York	371,112	274,076
Total carrying value of securities pledged	$776,786	$581,974

The following tables present the gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that securities have been in a continuous unrealized loss position within the available for sale portfolio at December 31, 2021 and June 30, 2021:

	December 31, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale:
Asset-backed securities	$25,833	$85	$5,531	$5	5	$31,364	$90
Collateralized loan obligations	133,703	90	53,697	83	15	187,400	173
Corporate bonds	36,186	205	-	-	8	36,186	205
Commercial pass-through securities	48,569	1,656	80,731	2,815	8	129,300	4,471
Residential pass-through securities	247,436	3,923	247,750	7,720	12	495,186	11,643

Total	$491,727	$5,959	$387,709	$10,623	48	$879,436	$16,582

	June 30, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale:
Asset-backed securities	$12,159	$63	$-	$-	2	$12,159	$63
Collateralized loan obligations	36,741	9	58,605	161	8	95,346	170
Corporate bonds	15,952	73	-	-	4	15,952	73
Commercial pass-through securities	145,055	2,652	-	-	7	145,055	2,652
Residential pass-through securities	424,112	7,148	-	-	10	424,112	7,148

Total	$634,019	$9,945	$58,605	$161	31	$692,624	$10,106

	December 31, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Number of Securities	Fair Value	Unrecognized Losses
	(Dollars in Thousands)
Securities Held to Maturity:
Residential pass-through securities	$16,072	$74	$-	$-	2	$16,072	$74

Total	$16,072	$74	$-	$-	2	$16,072	$74

At June 30, 2021, there were no held to maturity securities with unrecognized losses.

Available for sale securities are evaluated to determine if a decline in fair value below the amortized cost basis has resulted from a credit loss or from other factors. An impairment related to credit factors would be recorded through an allowance for credit losses. The allowance is limited to the amount by which the security’s amortized cost basis exceeds the fair value. An impairment that has not been recorded through an allowance for credit losses shall be recorded through other comprehensive income, net of applicable taxes. Investment securities will be written down to fair value through the consolidated statement of income when management intends to sell, or may be required to sell, the securities before they recover in value. The issuers of these securities continue to make timely principal and interest payments and none of these securities were past due or were placed in nonaccrual status at December 31, 2021. Management believes that the unrealized losses on these securities are a function of changes in market interest rates and credit spreads, not changes in credit quality. Therefore, no allowance for credit losses was recorded at December 31, 2021.

At December 31, 2021, the held to maturity securities portfolio consists of agency mortgage-backed securities and obligations of state and political subdivisions. The mortgage-backed securities are issued by U.S. government agencies and are implicitly guaranteed by the U.S. government. The obligations of state and political subdivisions in the portfolio are highly rated by major rating agencies and have a long history of no credit losses. The Company regularly monitors the obligations of state and political subdivisions sector of the market and reviews collectability including such factors as the financial condition of the issuers as well as credit ratings in effect as of the reporting period.

5. LOANS RECEIVABLE
The following table sets forth the composition of the Company’s loan portfolio at December 31, 2021 and June 30, 2021:

	December 31,	June 30,
	2021	2021
	(In Thousands)
Commercial loans:
Multi-family mortgage	$2,007,431	$2,039,260
Nonresidential mortgage	1,026,447	1,079,444
Commercial business	180,429	168,951
Construction	110,703	93,804
Total commercial loans	3,325,010	3,381,459

One- to four-family residential mortgage	1,477,267	1,447,721

Consumer loans:
Home equity loans	43,934	47,871
Other consumer	3,040	3,259
Total consumer loans	46,974	51,130

Total loans	4,849,251	4,880,310

Unaccreted yield adjustments	(22,847)	(28,916)

Total loans receivable, net of yield adjustments	$4,826,404	$4,851,394

Past Due Loans

Past due status is based on the contractual payment terms of the loans. The following tables present the payment status of past due loans as of December 31, 2021 and June 30, 2021, by loan segment:

	December 31, 2021
	Multi- Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Current	$1,979,128	$1,000,240	$180,075	$109,712	$1,471,842	$43,742	$3,040	$4,787,779
Past due:
30-59 days	-	-	72	991	1,544	-	-	2,607
60-89 days	10,285	-	48	-	309	59	-	10,701
90 days and over	18,018	26,207	234	-	3,572	133	-	48,164
Total past due	28,303	26,207	354	991	5,425	192	-	61,472

Total loans	$2,007,431	$1,026,447	$180,429	$110,703	$1,477,267	$43,934	$3,040	$4,849,251

	June 30, 2021
	Multi- Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Current	$2,023,166	$1,046,553	$168,550	$93,804	$1,439,501	$47,828	$3,258	$4,822,660
Past due:
30-59 days	-	-	-	-	382	6	1	389
60-89 days	-	-	-	-	2,734	5	-	2,739
90 days and over	16,094	32,891	401	-	5,104	32	-	54,522
Total past due	16,094	32,891	401	-	8,220	43	1	57,650

Total loans	$2,039,260	$1,079,444	$168,951	$93,804	$1,447,721	$47,871	$3,259	$4,880,310

Nonperforming Loans

Loans are generally placed on nonaccrual status when contractual payments become 90 or more days past due or when the Company does not expect to receive all principal and interest payments (“P&I”) owed substantially in accordance with the terms of the loan agreement, regardless of past due status. Loans that become 90 days past due, but are well secured and in the process of collection, may remain on accrual status. Nonaccrual loans are generally returned to accrual status when all payments due are brought current and we expect to receive all remaining P&I payments owed substantially in accordance with the terms of the loan agreement. Payments received in cash on nonaccrual loans, including both the principal and interest portions of those payments, are generally applied to reduce the carrying value of the loan. The Company did not recognize interest income on non-accrual loans during the quarter and six months ended December 31, 2021 and 2020.

The following tables present information relating to the Company’s nonperforming loans as of December 31, 2021 and June 30, 2021:

	December 31, 2021
	Multi- Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Performing	$1,976,220	$996,970	$179,994	$108,774	$1,469,806	$42,309	$3,040	$4,777,113
Nonperforming:
90 days and over past due accruing	-	-	-	-	-	-	-	-
Nonaccrual loans with allowance for credit losses	18,415	818	-	-	2,827	324	-	22,384
Nonaccrual loans with no allowance for credit losses	12,796	28,659	435	1,929	4,634	1,301	-	49,754
Total nonperforming	31,211	29,477	435	1,929	7,461	1,625	-	72,138

Total loans	$2,007,431	$1,026,447	$180,429	$110,703	$1,477,267	$43,934	$3,040	$4,849,251

	June 30, 2021
	Multi- Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Performing	$2,020,734	$1,042,257	$168,039	$91,576	$1,428,551	$46,127	$3,259	$4,800,543
Nonperforming:
90 days and over past due accruing	-	-	-	-	-	-	-	-
Nonaccrual loans with allowance for credit losses	8,300	12,612	236	-	7,422	452	-	29,022
Nonaccrual loans with no allowance for credit losses	10,226	24,575	676	2,228	11,748	1,292	-	50,745
Total nonperforming	18,526	37,187	912	2,228	19,170	1,744	-	79,767

Total loans	$2,039,260	$1,079,444	$168,951	$93,804	$1,447,721	$47,871	$3,259	$4,880,310

Troubled Debt Restructurings (“TDRs”)

TDRs are loans where the Company has modified the contractual terms of the loan as a result of the financial condition of the borrower. Subsequent to their modification, TDRs are placed on non-accrual until such time as satisfactory payment performance has been demonstrated, at which time the loan may be returned to accrual status. On a case-by-case basis, the Company may agree to modify the contractual terms of a loan to assist a borrower who may be experiencing financial difficulty, as well as to preserve the Company’s position in the loan. If the borrower is experiencing financial difficulties and a concession has been made at the time of such modification, the loan is classified as a TDR. The Company had TDRs totaling $19.2 million and $17.8 million as of December 31, 2021 and June 30, 2021, respectively. The allowance for credit losses associated with the TDRs presented in the tables below totaled $711,000 and $256,000 as of December 31, 2021 and June 30, 2021, respectively. As of December 31, 2021, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured in a TDR.

The following tables present total TDR loans at December 31, 2021 and June 30, 2021:

	December 31, 2021
	Accrual		Non-accrual		Total
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(Dollars In Thousands)
Commercial loans:
Multi-family mortgage loans	-	$-	2	$5,699	2	$5,699
Nonresidential mortgage	3	248	4	2,000	7	2,248
Commercial business	4	3,735	4	329	8	4,064
Construction	-	-	1	1,929	1	1,929
Total commercial loans	7	3,983	11	9,957	18	13,940

One- to four-family residential mortgage	32	4,527	4	595	36	5,122

Consumer loans:
Home equity loans	5	175	-	-	5	175
Total	44	$8,685	15	$10,552	59	$19,237

	June 30, 2021
	Accrual		Non-accrual		Total
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(Dollars In Thousands)
Commercial loans:
Multi-family mortgage loans	-	$-	1	$2,896	1	$2,896
Nonresidential mortgage	1	105	6	2,275	7	2,380
Commercial business	3	3,755	6	693	9	4,448
Construction	-	-	1	2,228	1	2,228
Total commercial loans	4	3,860	14	8,092	18	11,952

One- to four-family residential mortgage	18	2,216	20	3,405	38	5,621

Consumer loans:
Home equity loans	4	159	3	68	7	227
Total	26	$6,235	37	$11,565	63	$17,800

The following tables present information regarding troubled debt restructurings that occurred during quarter and six months ended December 31, 2021 and 2020:

	Quarter Ended December 31, 2021			Six Months Ended December 31, 2021
	# of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment	# of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
	(Dollars In Thousands)			(Dollars In Thousands)
Multi-family mortgage loans	-	$-	$-	1	$2,987	$2,972
One- to four-family residential mortgage	2	261	261	2	261	261
Total	2	$261	$261	3	$3,248	$3,233

	Quarter Ended December 31, 2020			Six Months Ended December 31, 2020
	# of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment	# of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
	(Dollars In Thousands)			(Dollars In Thousands)
One- to four-family residential mortgage	-	$-	$-	1	$309	$308
Total	-	$-	$-	1	$309	$308

During the quarter and six months ended December 31, 2021 and 2020, there were no charge-offs related to TDRs. During quarter and six months ended December 31, 2021 and 2020, there were no troubled debt restructuring defaults.

Loan modifications generally involve a reduction in interest rates and/or extension of maturity dates and also may include step up interest rates in their modified terms which will impact their weighted average yield in the future. The loans which qualified as TDRs during the quarter and six months ended December 31, 2021 and 2020, capitalized prior past due amounts and modified the loan’s repayment terms.

In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System (the “FRB”) and the Federal Deposit Insurance Corporation (the “FDIC”), issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term modifications such as payment deferrals, fee waivers, extension of repayment terms, or other delays in payment that are insignificant. Provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) largely mirrored the provisions of the interagency statement, providing that modified loans were not to be considered TDRs if they were performing at December 31, 2019 and other considerations set forth in the interagency statements were met. Borrowers considered current are those that were less than 30 days past due at the time a modification program was implemented or at December 31, 2019.

On December 27, 2020, the 2021 Consolidated Appropriations Act was signed into law. The $900 billion relief package includes legislation that extends certain relief provisions of the CARES Act that were set to expire on December 31, 2020. The legislation that extended this relief was terminated on January 1, 2022. As of December 31, 2021, the Company had five non-TDR loan modifications granted under the CARES Act totaling approximately $2.6 million.

Individually Analyzed Loans

Effective July 1, 2020, individually analyzed loans include loans which do not share similar risk characteristics with other loans. TDR’s will generally be evaluated for individual impairment, however, after a period of sustained repayment performance which permits the credit to be returned to accrual status, a TDR would generally be removed from individual impairment analysis and returned to its corresponding pool. As of December 31, 2021, the carrying value of individually analyzed loans totaled $72.1 million, of which $65.0 million were considered collateral dependent.

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

The following tables presents the carrying value and related allowance of collateral dependent individually analyzed loans at the dates indicated:

	December 31, 2021
	Carrying Value	Related Allowance
	(In Thousands)
Commercial loans:
Multi-family mortgage	$31,211	$2,691
Nonresidential mortgage (1)	26,207	429
Commercial business (2)	176	-
Construction	1,929	-
Total commercial loans	59,523	3,120

One- to four-family residential mortgage (3)	5,359	220

Consumer loans:
Home equity loans (3)	161	-

Total	$65,043	$3,340

	June 30, 2021
	Carrying Value	Related Allowance
	(In Thousands)
Commercial loans:
Multi-family mortgage	$18,526	$1,368
Nonresidential mortgage (1)	32,891	4,724
Commercial business (2)	183	-
Construction	-	-
Total commercial loans	51,600	6,092

One- to four-family residential mortgage (3)	7,612	420

Consumer loans:
Home equity loans (3)	31	-

Total	$59,243	$6,512

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

Loss – Loans which are considered uncollectible or of so little value that their continuance as assets is not warranted.

The following table presents the risk category of loans as of December 31, 2021 by loan segment and vintage year:

	Term Loans by Origination Year for Fiscal Years ended June 30,
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
	(In Thousands)
Multi-family mortgage:
Pass	$257,520	$276,031	$243,081	$273,672	$284,322	$606,354	$-	$1,940,980
Special Mention	-	-	-	16,461	5,023	4,788	-	26,272
Substandard	-	-	-	10,286	2,790	27,103	-	40,179
Doubtful	-	-	-	-	-	-	-	-
Total multi-family mortgage	257,520	276,031	243,081	300,419	292,135	638,245	-	2,007,431
Non-residential mortgage:
Pass	97,596	97,060	61,367	52,144	49,719	594,931	6,112	958,929
Special Mention	-	-	-	23,458	4,089	9,312	-	36,859
Substandard	-	727	-	-	-	29,932	-	30,659
Doubtful	-	-	-	-	-	-	-	-
Total non-residential mortgage	97,596	97,787	61,367	75,602	53,808	634,175	6,112	1,026,447
Commercial business:
Pass	31,192	40,381	10,942	4,330	9,569	8,215	70,059	174,688
Special Mention	-	-	68	-	2,240	916	457	3,681
Substandard	-	40	139	-	1,447	286	-	1,912
Doubtful	-	-	-	-	-	145	3	148
Total commercial business	31,192	40,421	11,149	4,330	13,256	9,562	70,519	180,429
Construction loans:
Pass	4,320	70,251	8,353	2,818	14,419	2,878	5,735	108,774
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	1,929	-	1,929
Doubtful	-	-	-	-	-	-	-	-
Total construction loans	4,320	70,251	8,353	2,818	14,419	4,807	5,735	110,703
Residential mortgage:
Pass	209,786	539,163	94,541	55,958	61,352	497,899	375	1,459,074
Special Mention	-	-	-	1,219	-	893	-	2,112
Substandard	-	-	1,718	658	-	13,705	-	16,081
Doubtful	-	-	-	-	-	-	-	-
Total residential mortgage	209,786	539,163	96,259	57,835	61,352	512,497	375	1,477,267
Home equity loans:
Pass	1,212	738	1,856	3,357	2,370	8,140	24,006	41,679
Special Mention	-	-	-	-	-	271	-	271
Substandard	-	-	-	129	-	1,855	-	1,984
Doubtful	-	-	-	-	-	-	-	-
Total home equity loans	1,212	738	1,856	3,486	2,370	10,266	24,006	43,934
Other consumer loans
Pass	311	344	493	469	250	1,042	44	2,953
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	87	87
Other consumer loans	311	344	493	469	250	1,042	131	3,040
Total loans	$601,937	$1,024,735	$422,558	$444,959	$437,590	$1,810,594	$106,878	$4,849,251

The following table presents the risk category of loans as of June 30, 2021 by loan segment and vintage year:

	Term Loans by Origination Year for Fiscal Years ended June 30,
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
	(In Thousands)
Multi-family mortgage:
Pass	$281,402	$257,970	$374,871	$341,304	$343,370	$374,909	$-	$1,973,826
Special Mention	-	-	26,974	5,079	4,834	1,054	-	37,941
Substandard	-	-	-	2,896	13,198	11,399	-	27,493
Doubtful	-	-	-	-	-	-	-	-
Total multi-family mortgage	281,402	257,970	401,845	349,279	361,402	387,362	-	2,039,260
Non-residential mortgage:
Pass	99,602	77,146	56,435	64,616	254,940	441,696	6,150	1,000,585
Special Mention	-	-	23,520	4,146	8,801	4,513	-	40,980
Substandard	743	-	-	4,934	20,602	11,600	-	37,879
Doubtful	-	-	-	-	-	-	-	-
Total non-residential mortgage	100,345	77,146	79,955	73,696	284,343	457,809	6,150	1,079,444
Commercial business:
Pass	44,514	18,988	4,701	12,654	3,322	12,892	65,657	162,728
Special Mention	-	-	-	2,304	945	12	461	3,722
Substandard	41	76	160	1,474	132	189	-	2,072
Doubtful	-	-	-	-	-	420	9	429
Total commercial business	44,555	19,064	4,861	16,432	4,399	13,513	66,127	168,951
Construction loans:
Pass	40,332	17,404	11,203	13,860	1,641	1,382	5,735	91,557
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	2,247	-	2,247
Doubtful	-	-	-	-	-	-	-	-
Total construction loans	40,332	17,404	11,203	13,860	1,641	3,629	5,735	93,804
Residential mortgage:
Pass	560,543	124,606	69,917	74,754	119,238	472,587	375	1,422,020
Special Mention	-	-	1,233	-	-	712	-	1,945
Substandard	-	1,040	671	511	1,468	20,066	-	23,756
Doubtful	-	-	-	-	-	-	-	-
Total residential mortgage	560,543	125,646	71,821	75,265	120,706	493,365	375	1,447,721
Home equity loans:
Pass	834	2,508	4,585	2,778	2,241	7,798	24,788	45,532
Special Mention	-	-	-	-	-	393	-	393
Substandard	-	-	-	-	11	1,935	-	1,946
Doubtful	-	-	-	-	-	-	-	-
Total home equity loans	834	2,508	4,585	2,778	2,252	10,126	24,788	47,871
Other consumer loans
Pass	550	517	633	256	127	1,044	44	3,171
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	1	1
Doubtful	-	-	-	-	-	-	87	87
Other consumer loans	550	517	633	256	127	1,044	132	3,259
Total loans	$1,028,561	$500,255	$574,903	$531,566	$774,870	$1,366,848	$103,307	$4,880,310

Residential Mortgage Loans in Foreclosure

We may obtain physical possession of one- to four-family real estate collateralizing a residential mortgage loan via foreclosure or through an in-substance repossession. As of December 31, 2021, we held two single-family properties in other real estate owned with an aggregate carrying value of $658,000 that were acquired through foreclosure on residential mortgage loans. As of that same date, we held 10 residential mortgage loans with aggregate carrying values totaling $1.8 million which were in the process of foreclosure. As of June 30, 2021, we held one single-family property in other real estate owned with an aggregate carrying value of $178,000 that was acquired through a foreclosure on a residential mortgage loan. As of that same date, we held 11 residential mortgage loans with aggregate carrying values totaling $2.1 million which were in the process of foreclosure.

New Jersey's moratorium on evictions ended on December 31, 2021. Under New Jersey's new eviction protections for people under certain income levels, no evictions may occur now or in the future based on rent due during the time period of March 1, 2020 through August 31, 2021, for certain moderate income families, or March 1, 2020 through December 31, 2021 for certain low income families. The moratorium on home foreclosures ended on November 15, 2021, for all income levels. This included landlords facing foreclosure who currently have tenants. New York's moratorium on evictions for tenants who have endured COVID-related hardships and on foreclosures ended on January 15, 2022. As a result, the Company has resumed residential property foreclosure sales and evictions. Eviction laws may be subject to legal challenges and could change based on the results of court proceedings.

6. ALLOWANCE FOR CREDIT LOSSES

Adoption of Topic 326

On July 1, 2020, the Company adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which replaces the incurred loss methodology with an expected loss methodology, referred to as the “CECL” methodology.

Allowance for Credit Losses on Loans Receivable

The following tables present the balance of the allowance for credit losses at December 31, 2021 and June 30, 2021. For the quarter and six months ended December 31, 2021 and 2020, the balance of the allowance for credit losses is based on the CECL methodology, as noted above. The tables identify the valuation allowances attributable to specifically identified impairments on individually evaluated loans, including those acquired with deteriorated credit quality, as well as valuation allowances for impairments on loans evaluated collectively. The tables include the underlying balance of loans receivable applicable to each category as of those dates.

Allowance for Credit Losses
December 31, 2021

	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of allowance for credit losses:
Loans acquired with deteriorated credit quality individually analyzed	$-	$429	$-	$-	$-	$22	$-	$451
Loans acquired with deteriorated credit quality collectively analyzed	-	637	2	4	288	-	-	931
Loans individually evaluated	2,690	-	-	-	252	-	-	2,942
Loans collectively evaluated	23,105	9,012	1,901	1,437	8,061	286	90	43,892
Total allowance for credit losses	$25,795	$10,078	$1,903	$1,441	$8,601	$308	$90	$48,216

Balance of Loans Receivable
December 31, 2021

	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of loans receivable:
Loans acquired with deteriorated credit quality individually evaluated	$-	$818	$176	$-	$752	$355	$-	$2,101
Loans acquired with deteriorated credit quality collectively evaluated	-	23,564	1,424	5,735	7,180	61	-	37,964
Loans individually evaluated	31,211	28,659	259	1,929	6,709	1,270	-	70,037
Loans collectively evaluated	1,976,220	973,406	178,570	103,039	1,462,626	42,248	3,040	4,739,149
Total loans	$2,007,431	$1,026,447	$180,429	$110,703	$1,477,267	$43,934	$3,040	$4,849,251
Unaccreted yield adjustments								(22,847)
Loans receivable, net of yield adjustments								$4,826,404

Allowance for Credit Losses
June 30, 2021

	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of allowance for credit losses:
Loans acquired with deteriorated credit quality individually analyzed	$-	$2,700	$-	$-	$122	$21	$-	$2,843
Loans acquired with deteriorated credit quality collectively analyzed	155	692	15	49	204	1	-	1,116
Loans individually evaluated	1,368	2,025	33	-	447	1	-	3,874
Loans collectively evaluated	26,927	10,826	2,038	1,121	8,974	410	36	50,332
Total allowance for loan losses	$28,450	$16,243	$2,086	$1,170	$9,747	$433	$36	$58,165

Balance of Loans Receivable
June 30, 2021

	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
Balance of loans receivable:
Loans acquired with deteriorated credit quality individually evaluated	$-	$6,519	$183	$-	$3,617	$380	$-	$10,699
Loans acquired with deteriorated credit quality collectively evaluated	5,599	25,844	2,533	12,970	4,785	65	-	51,796
Loans individually evaluated	18,526	30,668	729	2,228	15,553	1,364	-	69,068
Loans collectively evaluated	2,015,135	1,016,413	165,506	78,606	1,423,766	46,062	3,259	4,748,747
Total loans	$2,039,260	$1,079,444	$168,951	$93,804	$1,447,721	$47,871	$3,259	$4,880,310
Unaccreted yield adjustments								(28,916)
Loans receivable, net of yield adjustments								$4,851,394

The following tables present the activity in the allowance for credit losses on loans for the quarter and six months ended December 31, 2021 and 2020.

	Quarter Ended December 31, 2021
	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
At September 30, 2021:	$24,982	$13,845	$1,994	$1,430	$9,129	$318	$87	$51,785
Charge offs	-	(1,284)	(15)	-	-	-	-	(1,299)
Recoveries	-	-	4	-	145	1	-	150
Provision for (reversal of) credit losses	813	(2,483)	(80)	11	(673)	(11)	3	(2,420)
At December 31, 2021:	$25,795	$10,078	$1,903	$1,441	$8,601	$308	$90	$48,216

	Six Months Ended December 31, 2021
	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
At June 30, 2021	$28,450	$16,243	$2,086	$1,170	$9,747	$433	$36	$58,165
Charge offs	(104)	(2,097)	(175)	-	-	-	(2)	(2,378)
Recoveries	-	-	101	-	147	1	-	249
(Reversal of) provision for credit losses	(2,551)	(4,068)	(109)	271	(1,293)	(126)	56	(7,820)
At December 31, 2021:	$25,795	$10,078	$1,903	$1,441	$8,601	$308	$90	$48,216

	Quarter Ended December 31, 2020
	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
At September 30, 2020:	$28,566	$15,094	$4,355	$1,105	$14,835	$858	$47	$64,860
Charge offs	-	(66)	-	-	(13)	(32)	(4)	(115)
Recoveries	-	-	3	-	-	-	3	6
Provision for (Reversal of) credit losses	934	905	(1,010)	100	(2,197)	(101)	4	(1,365)
At December 31, 2020:	$29,500	$15,933	$3,348	$1,205	$12,625	$725	$50	$63,386

	Six Months Ended December 31, 2020
	Multi-Family Mortgage	Non- Residential Mortgage	Commercial Business	Construction	Residential Mortgage	Home Equity Loans	Other Consumer	Total
	(In Thousands)
At June 30, 2020 (prior to adoption of ASC 326):	$20,916	$8,763	$1,926	$236	$4,860	$568	$58	$37,327
Impact of adopting Topic 326	8,408	2,390	(421)	80	9,106	92	(15)	19,640
Charge offs	-	(66)	(64)	-	(13)	(32)	(13)	(188)
Recoveries	-	-	5	-	-	-	7	12
Initial allowance on PCD loans	250	1,720	1,007	99	720	105	-	3,901
(Reversal of) provision for credit losses	(74)	3,126	895	790	(2,048)	(8)	13	2,694
At December 31, 2020:	$29,500	$15,933	$3,348	$1,205	$12,625	$725	$50	$63,386

Allowance for Credit Losses on Off Balance Sheet Commitments

The following tables present the activity in the allowance for credit losses on off balance sheet commitments for the quarter and six months ended December 31, 2021 and 2020:

Quarter Ended
December 31, 2021
(In Thousands)
At September 30, 2021:	$1,584
Provision reversal recorded in other non-interest expense	(436)
At December 31, 2021:	$1,148

Six Months Ended
December 31, 2021
(In Thousands)
At June 30, 2021:	$1,708
Provision reversal recorded in other non-interest expense	(560)
At December 31, 2021:	$1,148

Quarter Ended
December 31, 2020
(In Thousands)
At September 30, 2020:	$1,004
Provision recorded in other non-interest expense	54
At December 31, 2020:	$1,058

Six Months Ended
December 31, 2020
(In Thousands)
At June 30, 2020	$-
Impact of adopting Topic 326 (1)	536
Provision recorded in other non-interest expense	522
At December 31, 2020:	$1,058

(1)
Adoption of CECL accounting standard effective July 1, 2020.

7. DEPOSITS

Deposits are summarized as follows:

	December 31,	June 30,
	2021	2021
	(In Thousands)
Non-interest-bearing demand	$604,805	$593,718
Interest-bearing demand	2,106,693	1,902,478
Savings	1,087,740	1,111,364
Certificates of deposits	1,654,787	1,877,746
Total deposits	$5,454,025	$5,485,306

8. BORROWINGS

Fixed rate advances from the FHLB of New York mature as follows:

	December 31, 2021		June 30, 2021
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars in Thousands)
By remaining period to maturity:
Less than one year	$390,000	0.36%	$390,000	0.33%
One to two years	145,000	3.04	145,000	3.04
Two to three years	103,500	2.65	22,500	2.63
Three to four years	29,000	2.77	103,500	2.68
Four to five years	-	-	6,500	2.82
Greater than five years	-	-	-	-
Total advances	667,500	1.40%	667,500	1.38%
Unamortized fair value adjustments	(1,395)		(1,624)
Total advances, net of fair value adjustments	$666,105		$665,876

At December 31, 2021, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $3.41 billion and $154.7 million, respectively. At June 30, 2021, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $3.27 billion and $170.1 million, respectively.

Borrowings at both December 31, 2021 and June 30, 2021 included overnight borrowings totaling $20.0 million.

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

Fair Values of Derivative Instruments on the Statement of Financial Condition

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Statement of Financial Condition as of December 31, 2021 and June 30, 2021:

	December 31, 2021
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$9,622	Other liabilities	$210
Total		$9,622		$210

	June 30, 2021
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$1,832	Other liabilities	$673
Total		$1,832		$673

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using derivatives are primarily to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps and caps as part of its interest rate risk management strategy. These interest rate products are designated as cash flow hedges. As of December 31, 2021, the Company had a total of 11 interest rate swaps and caps with a total notional amount of $840.0 million hedging specific wholesale funding positions.

For derivatives designated as cash flow hedges, the gain or loss on the derivative is recorded in other comprehensive income, net of tax, and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate wholesale funding positions. During the quarter and six months ended December 31, 2021 the Company had $1.5 million and $3.0 million, respectively, of reclassifications to interest expense. During the next twelve months, the Company estimates that $2.7 million will be reclassified as an increase in interest expense.

The tables below present the pre-tax effects of the Company’s derivative instruments on the Consolidated Statements of Income for the quarter and six months ended December 31, 2021 and 2020:

	Quarter Ended December 31, 2021
	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	(In Thousands)
Derivatives in cash flow hedging relationships:
Interest rate contracts	$5,110	Interest expense	$(1,506)
Total	$5,110		$(1,506)

	Six Months Ended December 31, 2021
	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	(In Thousands)
Derivatives in cash flow hedging relationships:
Interest rate contracts	$5,264	Interest expense	$(3,003)
Total	$5,264		$(3,003)

	Quarter Ended December 31, 2020
	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	(In Thousands)
Derivatives in cash flow hedging relationships:
Interest rate contracts	$1,389	Interest expense	$(2,217)
Total	$1,389		$(2,217)

	Six Months Ended December 31, 2020
	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	(In Thousands)
Derivatives in cash flow hedging relationships:
Interest rate contracts	$1,278	Interest expense	$(4,589)
Total	$1,278		$(4,589)

Offsetting Derivatives

The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives in the Consolidated Statements of Financial Condition as of December 31, 2021 and June 30, 2021, respectively. The net amounts presented for derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Statements of Financial Condition.

	December 31, 2021
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount
	(In Thousands)
Assets:
Interest rate contracts	$11,754	$(2,132)	$9,622	$-	$-	$9,622
Total	$11,754	$(2,132)	$9,622	$-	$-	$9,622

				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount
	(In Thousands)
Liabilities:
Interest rate contracts	$2,342	$(2,132)	$210	$-	$(210)	$-
Total	$2,342	$(2,132)	$210	$-	$(210)	$-

	June 30, 2021
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount
	(In Thousands)
Assets:
Interest rate contracts	$6,847	$(5,015)	$1,832	$-	$-	$1,832
Total	$6,847	$(5,015)	$1,832	$-	$-	$1,832

				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount
	(In Thousands)
Liabilities:
Interest rate contracts	$5,688	$(5,015)	$673	$-	$(673)	$-
Total	$5,688	$(5,015)	$673	$-	$(673)	$-

Credit Risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations and could be required to terminate its derivative positions with the counterparty. The Company also has agreements with its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well-capitalized institution, then the Company could be required to terminate its derivative positions with the counterparty. As of December 31, 2021, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to those agreements was $217,000.

As required under the enforceable master netting arrangement with its derivatives counterparties, at December 31, 2021, the Company posted financial collateral of $220,000 that was not included as an offsetting amount.

In addition to the derivative instruments noted above, the Company’s pipeline of loans held for sale at December 31, 2021 and June 30, 2021, included $19.6 million and $48.4 million, respectively, of in process loans whose terms included interest rate locks to borrowers, which are considered free-standing derivative instruments whose fair values are not material to our financial condition or results of operations.

10. BENEFIT PLANS

Components of Net Periodic Expense

The following table sets forth the aggregate net periodic benefit expense for the Bank’s Benefit Equalization Plan, Postretirement Welfare Plan, Directors’ Consultation and Retirement Plan and Atlas Bank Retirement Income Plan:

	Quarter Ended		Six Months Ended		Affected Line Item in the Consolidated
	December 31,		December 31,		Statements of Income
	2021	2020	2021	2020
	(In Thousands)		(In Thousands)
Service cost	$29	$27	$58	$53	Salaries and employee benefits
Interest cost	69	65	138	131	Miscellaneous non-interest expense
Amortization of unrecognized loss	20	21	40	42	Miscellaneous non-interest expense
Expected return on assets	(28)	(29)	(56)	(57)	Miscellaneous non-interest expense
Net periodic benefit cost	$90	$84	$180	$169

11. INCOME TAXES

The following table presents a reconciliation between the reported income taxes for the periods presented and the income taxes which would be computed by applying the federal income tax rate of 21% to income for the quarter and six months ended December 31, 2021 and 2020:

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
	(Dollars in Thousands)		(Dollars in Thousands)
Income before income taxes	$25,570	$22,562	$52,557	$36,825
Statutory federal tax rate	21%	21%	21%	21%
Federal income tax expense at statutory rate	$5,370	$4,738	$11,037	$7,733
(Reduction) increase in income taxes resulting from:
Tax exempt interest	(68)	(91)	(138)	(185)
State tax, net of federal tax effect	1,990	1,456	4,118	2,240
Incentive stock option compensation expense	16	20	39	40
Income from bank-owned life insurance	(328)	(338)	(656)	(665)
Non-deductible merger-related expenses	-	-	-	49
Bargain purchase gain	-	-	-	(641)
Other items, net	(179)	352	(327)	450
	$6,801	$6,137	$14,073	$9,021
Reversal of valuation allowance	-	(523)	-	(523)
Total income tax expense	$6,801	$5,614	$14,073	$8,498
Effective income tax rate	26.60%	24.88%	26.78%	23.08%

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

Assets Measured on a Recurring Basis:

The following methods and significant assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at December 31, 2021 and June 30, 2021:

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

Those assets measured at fair value on a recurring basis are summarized below:

	December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Debt securities available for sale:
Obligations of state and political subdivisions	-	33,174	-	33,174
Asset-backed securities	-	226,714	-	226,714
Collateralized loan obligations	-	290,480	-	290,480
Corporate bonds	-	160,244	-	160,244
Total debt securities	-	710,612	-	710,612

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	-	9,701	-	9,701
Residential pass-through securities	-	638,548	-	638,548
Commercial pass-through securities	-	232,205	-	232,205
Total mortgage-backed securities	-	880,454	-	880,454
Total securities available for sale	$-	$1,591,066	$-	$1,591,066
Interest rate contracts	-	9,622	-	9,622

Total assets	$-	$1,600,688	$-	$1,600,688

Liabilities:
Interest rate contracts	$-	$210	$-	$210
Total liabilities	$-	$210	$-	$210

	June 30, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Debt securities available for sale:
Obligations of state and political subdivisions	-	34,603	-	34,603
Asset-backed securities	-	242,989	-	242,989
Collateralized loan obligations	-	189,880	-	189,880
Corporate bonds	-	158,351	-	158,351
Total debt securities	-	625,823	-	625,823

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	-	13,739	-	13,739
Residential pass-through securities	-	744,491	-	744,491
Commercial pass-through securities	-	292,811	-	292,811
Total mortgage-backed securities	-	1,051,041	-	1,051,041
Total securities available for sale	-	1,676,864	-	1,676,864
Interest rate contracts	-	1,832	-	1,832

Total assets	$-	$1,678,696	$-	$1,678,696

Liabilities:
Interest rate contracts	$-	$673	$-	$673
Total liabilities	$-	$673	$-	$673

Assets Measured on a Non-Recurring Basis:

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a non-recurring basis at December 31, 2021 and June 30, 2021:

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

Those assets measured at fair value on a non-recurring basis are summarized below:

	December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Collateral dependent loans:
Residential mortgage	$-	$-	$2,257	$2,257
Multi-family mortgage	-	-	15,725	15,725
Non-residential mortgage	-	-	5,942	5,942
Total	$-	$-	$23,924	$23,924

Other real estate owned, net:
Residential		$-	$658	$658
Total	$-	$-	$658	$658

	June 30, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Collateral dependent loans:
Residential mortgage	$-	$-	$3,051	$3,051
Multi-family mortgage			6,932	6,932
Non-residential mortgage	-	-	8,679	8,679
Total	$-	$-	$18,662	$18,662

Other real estate owned, net:
Residential	-	-	178	178
Total	$-	$-	$178	$178

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value:

	December 31, 2021
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(Dollars in Thousands)
Collateral dependent loans:
Residential mortgage	$2,257	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	7% - 14%	10.26%
Multi-family mortgage	15,725	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	10% - 13%	12.05%
Non-residential mortgage	5,942	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	9% - 16%	13.12%
Total	$23,924

Other real estate owned, net:
Residential	$658	Market valuation of underlying collateral	(3)	Adjustments to reflect current conditions/selling costs	(2)	6.00%	6.00%
Total	$658

	June 30, 2021
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(Dollars in Thousands)
Collateral dependent loans:
Residential mortgage	$3,051	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	7% - 13%	9.77%
Multi-family mortgage	6,932	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	10% - 11%	10.39%
Non-residential mortgage	8,679	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	9% - 16%	14.48%
Total	$18,662

Other real estate owned, net:
Residential	$178	Market valuation of underlying collateral	(3)	Adjustments to reflect current conditions/selling costs	(2)	6.00%	6.00%
Total	$178

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

At December 31, 2021, collateral dependent loans valued using Level 3 inputs comprised loans with principal balances totaling $27.3 million and valuation allowances of $3.3 million reflecting fair values of $23.9 million. By comparison, at June 30, 2021, collateral dependent loans valued using Level 3 inputs comprised loans with principal balances totaling $25.2 million and valuation allowances of $6.5 million reflecting fair values of $18.7 million.

Once a loan is foreclosed, the fair value of the other real estate owned continues to be evaluated based upon the fair value of the repossessed real estate originally securing the loan. At December 31, 2021 and June 30, 2021, the Company held other real estate owned totaling $658,000 and $178,000, respectively, at December 31, 2021 and June 30, 2021, whose carrying value was written down utilizing Level 3 inputs.

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2021 and June 30, 2021:

	December 31, 2021
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$60,452	$60,452	$60,452	$-	$-
Investment securities available for sale	1,591,066	1,591,066	-	1,591,066	-
Investment securities held to maturity	53,142	54,056	-	54,056	-
Loans held-for-sale	12,549	12,732	-	12,732	-
Net loans receivable	4,778,188	4,785,409	-	-	4,785,409
FHLB Stock	36,622	-	-	-	-
Interest receivable	18,495	18,495	-	4,331	14,164
Interest rate contracts	9,622	9,622	-	9,622	-

Financial liabilities:
Deposits	5,454,025	5,453,304	3,799,238	-	1,654,066
Borrowings	686,105	687,555	-	-	687,555
Interest payable on deposits	152	152	89	-	63
Interest payable on borrowings	1,379	1,379	-	-	1,379
Interest rate contracts	210	210	-	210	-

	June 30, 2021
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$67,855	$67,855	$67,855	$-	$-
Investment securities available for sale	1,676,864	1,676,864	-	1,676,864	-
Investment securities held to maturity	38,138	39,610	-	39,610	-
Loans held-for-sale	16,492	16,934	-	16,934	-
Net loans receivable	4,793,229	4,830,136	-	-	4,830,136
FHLB Stock	36,615	-	-	-	-
Interest receivable	19,362	19,362	1	4,238	15,123
Interest rate contracts	1,832	1,832	-	1,832	-

Financial liabilities:
Deposits	5,485,306	5,490,923	3,607,560	-	1,883,363
Borrowings	685,876	701,419	-	-	701,419
Interest payable on deposits	145	145	96	-	49
Interest payable on borrowings	1,335	1,335	-	-	1,335
Interest rate contracts	673	673	-	673	-

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

13. COMPREHENSIVE INCOME

The components of accumulated other comprehensive income included in stockholders’ equity at December 31, 2021 and June 30, 2021 are as follows:

	December 31,	June 30,
	2021	2021
	(In Thousands)
Net unrealized (loss) gain on securities available for sale	$(4,736)	$10,011
Tax effect	1,432	(2,882)
Net of tax amount	(3,304)	7,129

Fair value adjustments on derivatives	7,955	(312)
Tax effect	(2,333)	94
Net of tax amount	5,622	(218)

Benefit plan adjustments	(1,053)	(1,093)
Tax effect	309	326
Net of tax amount	(744)	(767)

Total accumulated other comprehensive income	$1,574	$6,144

Other comprehensive (loss) income and related tax effects for the quarter and six months ended December 31, 2021 and 2020 are presented in the following table:

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
	(In Thousands)
Net unrealized holding (loss) gain on securities available for sale	$(7,700)	$730	$(14,746)	$1,912

Net realized gain on sale and call of securities available for sale (1)	-	(813)	(1)	(436)

Fair value adjustments on derivatives	6,616	3,606	8,267	5,867

Benefit plans:
Amortization of actuarial loss	20	21	40	42
Net actuarial gain (2)	-	-	-	-
Net change in benefit plan accrued expense	20	21	40	42

Other comprehensive (loss) income before taxes	(1,064)	3,544	(6,440)	7,385
Tax effect	302	(1,065)	1,870	(2,189)
Total other comprehensive (loss) income	$(762)	$2,479	$(4,570)	$5,196

(1)
Represents amounts reclassified out of accumulated other comprehensive income and included in gain on sale of securities on the consolidated statements of income.
(2)
Represents amounts reclassified out of accumulated other comprehensive income and included in the computation of net periodic pension expense. See Note 10 – Benefit Plans for additional information.

14. NET INCOME PER COMMON SHARE (“EPS”)

The following schedule shows the Company’s earnings per share calculations for the periods presented:

	Quarter Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
	(In Thousands, Except Per Share Data)
Net income	$18,769	$16,948	$38,484	$28,327

Weighted average number of common shares outstanding - basic	72,011	85,120	73,274	85,564
Effect of dilutive securities	26	3	23	2
Weighted average number of common shares outstanding - diluted	72,037	85,123	73,297	85,566

Basic earnings per share	$0.26	$0.20	$0.53	$0.33
Diluted earnings per share	$0.26	$0.20	$0.53	$0.33

Stock options for 3,115,000 and 3,280,648 shares of common stock were not considered in computing diluted earnings per share at December 31, 2021 and December 31, 2020, respectively, because they were considered anti-dilutive.

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

In addition, the COVID-19 pandemic has had, and may continue to have, an adverse impact on the Company, its clients and the communities it serves. Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including whether the coronavirus can continue to be controlled and abated. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations: the demand for our products and services may decline, making it difficult to grow assets and income; if the economy worsens, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; our allowance for credit losses may increase if borrowers experience financial difficulties, which will adversely affect our net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income; due to a decline in our stock price or other factors, goodwill may become impaired and be required to be written down; and our cyber security risks are increased as the result of an increase in the number of employees working remotely. Reference is made to Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021.

Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

Our accounting policies are integral to understanding the results reported. We consider accounting policies that require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. At December 31, 2021, the Company considers the determination of the allowance for credit losses on loans, individually evaluating loans, calculating the allowance of credit losses on acquired loans, accounting for business combinations and the valuation of goodwill and identifiable intangible assets to be our critical accounting policies. Reference is made to Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021, for a description of the Company's critical accounting policies.

Comparison of Financial Condition at December 31, 2021 and June 30, 2021

Executive Summary. Total assets decreased $97.5 million to $7.19 billion at December 31, 2021 from $7.28 billion at June 30, 2021. The decrease primarily reflected decreases in investment securities and net loans receivable.

Investment Securities. Investment securities available for sale decreased $85.8 million, to $1.59 billion at December 31, 2021, from $1.68 billion at June 30, 2021. This decrease was largely the result of principal repayments of $209.7 million, partially offset by security purchases of $140.6 million. Investment securities held to maturity increased $15.0 million to $53.1 million at December 31, 2021 from $38.1 million at June 30, 2021. This increase was largely the result of security purchases of $16.2 million, partially offset by principal repayments of $1.1 million.

Additional information regarding investment securities at December 31, 2021 and June 30, 2021 is presented in Note 4 to the unaudited consolidated financial statements.

Loans Held-for-Sale. Loans held-for-sale totaled $12.5 million at December 31, 2021 as compared to $16.5 million at June 30, 2021 and are reported separately from the balance of net loans receivable. During the six months ended December 31, 2021, $131.4 million of residential mortgage loans were sold, resulting in a gain on sale of $1.9 million.

Net Loans Receivable. Net loans receivable decreased $15.0 million, or 0.3%, to $4.78 billion at December 31, 2021 from $4.79 billion at June 30, 2021. Detail regarding the change in the loan portfolio, by loan segment, is presented below:

	December 31,	June 30,	Increase/
	2021	2021	(Decrease)
	(In Thousands)
Commercial loans:
Multi-family mortgage	$2,007,431	$2,039,260	$(31,829)
Nonresidential mortgage	1,026,447	1,079,444	(52,997)
Commercial business	180,429	168,951	11,478
Construction	110,703	93,804	16,899
Total commercial loans	3,325,010	3,381,459	(56,449)

One- to four-family residential mortgage	1,477,267	1,447,721	29,546

Consumer loans:
Home equity loans	43,934	47,871	(3,937)
Other consumer	3,040	3,259	(219)
Total consumer	46,974	51,130	(4,156)

Total loans	4,849,251	4,880,310	(31,059)

Unaccreted yield adjustments	(22,847)	(28,916)	6,069
Allowance for credit losses	(48,216)	(58,165)	9,949

Net loans receivable	$4,778,188	$4,793,229	$(15,041)

Commercial loan origination volume for the six months ended December 31, 2021 totaled $432.7 million, comprised of $307.0 million of commercial mortgage loan originations, $84.3 million of commercial business loan originations and construction loan disbursements of $41.4 million. Commercial loan origination volume was augmented with the funding of purchased commercial mortgage loans totaling $48.4 million.

One- to four-family residential mortgage loan origination volume for the six months ended December 31, 2021, excluding loans held-for-sale, totaled $190.8 million and was augmented with the funding of purchased loans totaling $23.9 million. Home equity loan and line of credit origination volume for the same period totaled $8.9 million.

Loan-to-value ("LTV") ratios are based on current period loan balances and original appraised values at the time of origination unless a current appraisal has been obtained as a result of the loan being deemed collateral dependent and individually analyzed. The following table sets forth the composition of our real estate secured loans indicating the LTV, by loan category, at December 31, 2021 and June 30, 2021:

	December 31, 2021		June 30, 2021
	Balance	LTV	Balance	LTV
	(In Thousands)
Commercial mortgage loans:
Multi-family mortgage loans	$2,007,431	64%	$2,039,260	64%
Nonresidential mortgage loans	1,026,447	54%	1,079,444	54%
Construction loans	110,703	59%	93,804	61%
Total commercial mortgage loans	3,144,581	61%	3,212,508	61%

One- to four-family residential mortgage	1,477,267	60%	1,447,721	59%

Consumer loans:
Home equity loans	43,934	47%	47,871	47%

Total mortgage loans	$4,665,782	60%	$4,708,100	60%

Additional information about the Company’s loans at December 31, 2021 and June 30, 2021 is presented in Note 5 to the unaudited consolidated financial statements.

Nonperforming Assets and TDRs. Nonperforming assets decreased by $7.1 million to $72.8 million, or 1.01% of total assets at December 31, 2021, from $79.9 million, or 1.10% of total assets at June 30, 2021. At December 31, 2021, the Company had accruing TDRs totaling $8.7 million, an increase of $2.5 million from $6.2 million at June 30, 2021. At December 31, 2021, the Company had non-accrual TDRs totaling $10.6 million, a decrease of $1.0 million from $11.6 million at June 30, 2021.

Based on Section 4013 of the CARES Act, the 2021 Consolidated Appropriations Act and related regulatory guidance promulgated by federal banking regulators, qualifying loan modifications made in response to the COVID-19 pandemic, including short-term payment deferrals, are not considered to be TDRs. The Company had active payment deferrals, which were not considered TDRs, of $2.6 million and $5.6 million, respectively, as of December 31, 2021 and June 30, 2021.

Additional information about the Company’s nonperforming loans and TDRs at December 31, 2021 and June 30, 2021 is presented in Note 5 to the unaudited consolidated financial statements.

Allowance for Credit Losses. At December 31, 2021, the ACL totaled $48.2 million, or 0.99% of total loans, reflecting a decrease of $9.9 million from $58.2 million, or 1.19% of total loans, at June 30, 2021. The decrease during the six months ended December 31, 2021 was largely attributable to a provision for credit loss reversal of $7.8 million, primarily resulting from continued improvement in the Company's credit risk outlook, a reduction in the expected life of various segments of the loan portfolio and a net reduction in reserves on loans individually evaluated for impairment. Also contributing to this decrease were net charge-offs of $2.1 million, all of which had been individually reserved for within the ACL at June 30, 2021.

Additional information about the ACL at December 31, 2021 and June 30, 2021 is presented in Note 6 to the unaudited consolidated financial statements.

Other Assets. The aggregate balance of other assets, including premises and equipment, FHLB stock, interest receivable, goodwill, core deposit intangibles, bank owned life insurance, deferred income taxes, OREO and other assets, decreased $331,000 to $690.8 million at December 31, 2021 from $691.2 million at June 30, 2021. The decrease in the balance of these other assets during the six months ended December 31, 2021 generally reflected normal operating fluctuations in their respective balances.

Deposits. Total deposits decreased $31.3 million, or 0.6%, to $5.45 billion at December 31, 2021 from $5.49 billion at June 30, 2021. The decrease in deposits largely reflected the controlled run-off of time deposits, which was partially offset by growth in core non-maturity deposits. The following table sets forth the distribution of, and changes in, deposits, by type, for the periods indicated:

	December 31,	June 30,	Increase/
	2021	2021	(Decrease)
	(In Thousands)
Non-interest-bearing deposits	$604,805	$593,718	$11,087

Interest-bearing deposits:
Interest-bearing demand	2,106,693	1,902,478	204,215
Savings	1,087,740	1,111,364	(23,624)
Certificates of deposit	1,654,787	1,877,746	(222,959)
Interest-bearing deposits	4,849,220	4,891,588	(42,368)
Total deposits	$5,454,025	$5,485,306	$(31,281)

Additional information about the Company’s deposits at December 31, 2021 and June 30, 2021 is presented in Note 7 to the unaudited consolidated financial statements.

Borrowings. The balance of borrowings increased by $229,000, to $686.1 million at December 31, 2021 from $685.9 million at June 30, 2021.

Additional information about the Company’s borrowings at December 31, 2021 and June 30, 2021 is presented in Note 8 to the unaudited consolidated financial statements.

Other Liabilities. The balance of other liabilities, including advance payments by borrowers for taxes and other miscellaneous liabilities, decreased $19.0 million to $50.6 million at December 31, 2021 from $69.6 million at June 30, 2021. The decrease in these other liabilities largely reflected the payment of a $12.5 million loan participation liability which was outstanding at June 30, 2021. The remaining change in the balance of these other liabilities generally reflected normal operating fluctuations during the period.

Stockholders’ Equity. Stockholders’ equity decreased $47.5 million to $995.5 million at December 31, 2021 from $1.04 billion at June 30, 2021. The decrease in stockholders’ equity during the six months ended December 31, 2021 largely reflected share repurchases totaling $69.0 million and cash dividends totaling $15.3 million, partially offset by net income of $38.5 million.

Book value per share increased by $0.34 to $13.55 at December 31, 2021 while tangible book value per share increased by $0.15 to $10.64 at December 31, 2021.

On September 22, 2021, the Company announced the authorization of a new stock repurchase plan, which authorized the repurchase of up to 7,602,021 shares, or 10% of the shares then outstanding. During the quarter ended December 31, 2021, the Company repurchased 2,289,537 shares of common stock at a cost of $30.0 million, or $13.10 per share. Through December 31, 2021, the Company repurchased a total of 2,502,676 shares, or 32.9% of the shares authorized for repurchase under the current repurchase program, at a total cost of $32.6 million or $13.05 per share.

Comparison of Operating Results for the Quarter ended December 31, 2021 and December 31, 2020

Net Income. Net income for the quarter ended December 31, 2021 was $18.8 million, or $0.26 per diluted share, compared to $16.9 million, or $0.20 per diluted share for the quarter ended December 31, 2020. The increase in net income reflected an increase in net interest income, a decrease in the provision for credit losses and a decrease in non-interest expense, partially offset by a decrease in non-interest income and an increase in income tax expense.

Net Interest Income. Effective July 1, 2021, loan prepayment penalty income was reclassified to interest income on loans. Previously, loan prepayment penalty income was recorded within non-interest income. Interest income and non-interest income for all periods presented reflect this reclassification.

Net interest income increased by $2.8 million to $48.7 million for the quarter ended December 31, 2021 compared to $45.9 million for the quarter ended December 31, 2020. The increase between the comparative periods resulted from a decrease of $6.6 million in interest expense, partially offset by a decrease of $3.8 million in interest income. Included in net interest income for the quarters ended December 31, 2021 and December 31, 2020, respectively, was purchase accounting accretion of $2.6 million and $3.7 million and loan prepayment penalty income of $1.5 million and $1.3 million.

Net interest margin increased 24 basis points to 2.96% for the quarter ended December 31, 2021, from 2.72% for the quarter ended December 31, 2020 and reflected a decrease in the average cost of interest-bearing liabilities that was partially offset by a decrease in the average yield on interest-earning assets.

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

	For the Quarter Ended December 31,
	2021				2020
	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$4,822,959		$47,575	3.95%	$4,871,268		$50,806	4.17%
Taxable investment securities (2)	1,610,395		7,595	1.89	1,544,095		7,707	2.00
Tax-exempt securities (2)	57,686		327	2.26	79,044		433	2.19
Other interest-earning assets (3)	77,811		415	2.13	266,114		787	1.18
Total interest-earning assets	6,568,851		55,912	3.40	6,760,521		59,733	3.53
Non-interest-earning assets	611,390				632,084
Total assets	$7,180,241				$7,392,605

Interest-bearing liabilities:
Interest-bearing demand	$2,027,021		$1,134	0.22	$1,683,222		$1,987	0.47
Savings	1,086,903		288	0.11	1,058,675		872	0.33
Certificates of deposit	1,693,423		2,241	0.53	1,899,406		5,788	1.22
Total interest-bearing deposits	4,807,347		3,663	0.30	4,641,303		8,647	0.75
Borrowings	692,062		3,562	2.06	1,057,958		5,193	1.96
Total interest-bearing liabilities	5,499,409		7,225	0.53	5,699,261		13,840	0.97
Non-interest-bearing liabilities (4)	675,070				576,162
Total liabilities	6,174,479				6,275,423
Stockholders' equity	1,005,762				1,117,182
Total liabilities and stockholders' equity	$7,180,241				$7,392,605

Net interest income			$48,687				$45,893
Interest rate spread (5)				2.87%				2.56%
Net interest margin (6)				2.96%				2.72%
Ratio of interest-earning assets to interest-bearing liabilities	1.19	X			1.19	X

(1)
Loans held-for-sale and non-accruing loans have been included in loans receivable and the effect of such inclusion was not material. Allowance for credit losses has been included in non-interest-earning assets.
(2)
Fair value adjustments have been excluded in the balances of interest-earning assets.
(3)
Includes interest-bearing deposits at other banks and FHLB of New York capital stock.
(4)
Includes average balances of non-interest-bearing deposits of $624,200,000 and $502,480,000, for the quarter ended December 31, 2021, and 2020, respectively.
(5)
Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(6)
Net interest margin represents net interest income as a percentage of average interest-earning assets.

Provision for Credit Losses. The provision for credit losses decreased $1.1 million to a provision for credit losses reversal of $2.4 million for the quarter ended December 31, 2021, compared to a provision for credit losses reversal of $1.4 million for the quarter ended December 31, 2020. The provision reversal for the quarter ended December 31, 2021 was largely attributable to a net reduction in reserves on individually evaluated loans and a reduction in the expected life of various segments of the loan portfolio. By comparison, the provision reversal for the quarter ended December 31, 2020, was largely attributable to an improved economic forecast and credit risk outlook resulting in a release of reserves within multiple loan segments.

Additional information regarding the ACL and the associated provisions recognized during the quarters ended December 31, 2021 and 2020 is presented in Note 6 to the unaudited consolidated financial statements as well as the Comparison of Financial Condition at December 31, 2021 and June 30, 2021.

Non-Interest Income. Non-interest income decreased $1.7 million to $4.1 million for the quarter ended December 31, 2021, primarily due to a $1.4 million decrease in gain on sale of loans.

Fees and service charges increased $142,000 to $698,000 for the quarter ended December 31, 2021. The increase primarily reflected increases in various loan-related and deposit-related fees and charges.

Gain on sale and call of securities reflected a net gain of $813,000 during the quarter ended December 31, 2020 for which no such gains were recorded during the current period.

Gain on sale of loans decreased $1.4 million to $970,000 for the quarter ended December 31, 2021. The decrease in loan sale gains largely reflected a decrease in the volume of loans originated and sold between comparative periods coupled with a decrease in the average net price at which such loans were sold.

Other non-interest income increased $415,000 to $482,000 for the quarter ended December 31, 2021. The increase in other non-interest income primarily reflected $356,000 of non-recurring gains on asset disposals.

The remaining changes in the other components of non-interest income between comparative periods generally reflected normal operating fluctuations within those line items.

Non-Interest Expense. Total non-interest expense decreased $840,000 to $29.7 million for the quarter ended December 31, 2021.

Salaries and employee benefits increased $1.0 million to $18.1 million for quarter ended December 31, 2021. This increase was largely due to the impact of staff additions, annual merit increases and increases in benefit plan expense, including employee medical benefit, post-retirement plan and ESOP expense.

Net occupancy expense of premises increased $36,000 to $3.2 million for the quarter ended December 31, 2021. The increase was largely attributable to non-recurring expenses of $187,000 associated with the closure of a leased office facility acquired in conjunction with the MSB acquisition. This increase was partially offset by a decrease in building maintenance expense.

Equipment and systems expense decreased $179,000 to $3.7 million for the quarter ended December 31, 2021, largely attributable to cost savings related to the Company's core system contract.

Advertising and marketing expense decreased $65,000 to $448,000 for the quarter ended December 31, 2021. This decrease largely reflected changes in advertising expense across a variety of advertising formats reflecting normal fluctuations in the timing of certain campaigns supporting our loan and deposit growth initiatives.

Debt extinguishment expenses totaled $796,000 for the quarter ended December 31, 2020 for which no such costs were recorded in the current period.

FDIC insurance premiums increased $231,000 to $721,000 for the quarter ended December 31, 2021. The increase was largely attributable to an updated assessment rate from the FDIC based on changes to underlying bank capital ratios.

Director compensation decreased $99,000 to $649,000 for the quarter end December 31, 2021. The decrease in expense primarily reflected a decrease in director stock-based compensation.

Other non-interest expense decreased $983,000 to $2.9 million for the quarter ended December 31, 2021. The decrease in other expense during the quarter was primarily attributable to the reversal of provision for credit losses on off-balance sheet credit exposures and decreases in loan expenses. This decrease was also attributable to non-recurring asset impairment charges of $347,000, recognized during the prior comparative quarter, related to branch consolidation activity.

Provision for Income Taxes. Provision for income taxes increased $1.2 million to $6.8 million for the quarter ended December 31, 2021, from $5.6 million for the quarter ended December 31, 2020.

The increase in income tax expense reflected a higher level of pre-tax net income, as compared to the prior period, resulting in a higher provision for income tax expense. The change in income tax expense also reflected the reversal of a valuation allowance totaling $523,000 which was associated with the realization of a capital loss carryforward recorded in the prior comparative period for which no such amount was recorded in the current period.

Effective tax rates for the quarter ended December 31, 2021 and 2020 were 26.6% and 24.9%, respectively. The effective tax rate for the prior comparative period reflected the reversal of a valuation allowance, as noted above.

Comparison of Operating Results for the Six Months ended December 31, 2021 and December 31, 2020

Net Income. Net income for the six months ended December 31, 2021 was $38.5 million, or $0.53 per diluted share, compared to $28.3 million, or $0.33 per diluted share for the quarter ended December 31, 2020. The increase in net income reflected an increase in net interest income, a decrease in the provision for credit losses and a decrease in non-interest expense, partially offset by a decrease in non-interest income and an increase in income tax expense.

Net Interest Income. As noted above, effective July 1, 2021, loan prepayment penalty income was reclassified to interest income on loans. Previously, loan prepayment penalty income was recorded within non-interest income. Interest income and non-interest income for all periods presented reflect this reclassification.

Net interest income increased by $7.6 million to $98.3 million for the six months ended December 31, 2021 compared to $90.7 million for the six months ended December 31, 2021. The increase between the comparative periods resulted from a decrease of $15.7 million in interest expense, partially offset by a decrease of $8.1 million in interest income. Included in net interest income, for the six months ended December 31, 2021 and 2020, respectively, was purchase accounting accretion of $5.5 million and $8.7 million and loan prepayment penalty income of $3.2 million and $2.0 million.

Net interest margin increased 27 basis points to 2.98% for the six months ended December 31, 2021, from 2.71% for six months ended December 31, 2020 and reflected a decrease in the average cost of interest-bearing liabilities that was partially offset by a decrease in the average yield on interest-earning assets.

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

	For the Six Months Ended December 31,
	2021				2020
	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$4,829,318		$95,805	3.97%	$4,914,780		$103,617	4.22%
Taxable investment securities (2)	1,630,174		15,807	1.94	1,447,303		15,043	2.08
Tax-exempt securities (2)	58,400		660	2.26	80,824		887	2.19
Other interest-earning assets (3)	81,780		846	2.07	256,828		1,701	1.32
Total interest-earning assets	6,599,672		113,118	3.43	6,699,735		121,248	3.62
Non-interest-earning assets	614,062				628,168
Total assets	$7,213,734				$7,327,903

Interest-bearing liabilities:
Interest-bearing demand	$1,990,646		$2,280	0.23	$1,573,730		$4,169	0.53
Savings	1,094,884		622	0.11	1,032,375		2,317	0.45
Certificates of deposit	1,745,948		4,826	0.55	1,944,047		13,223	1.36
Total interest-bearing deposits	4,831,478		7,728	0.32	4,550,152		19,709	0.87
Borrowings	693,255		7,113	2.05	1,096,181		10,853	1.98
Total interest-bearing liabilities	5,524,733		14,841	0.54	5,646,333		30,562	1.08
Non-interest-bearing liabilities (4)	671,116				567,462
Total liabilities	6,195,849				6,213,795
Stockholders' equity	1,017,885				1,114,108
Total liabilities and stockholders' equity	$7,213,734				$7,327,903

Net interest income			$98,277				$90,686
Interest rate spread (5)				2.89%				2.54%
Net interest margin (6)				2.98%				2.71%
Ratio of interest-earning assets to interest-bearing liabilities	1.19	X			1.19	X

(1)
Loans held-for-sale and non-accruing loans have been included in loans receivable and the effect of such inclusion was not material. Allowance for credit losses has been included in non-interest-earning assets.
(2)
Fair value adjustments have been excluded in the balances of interest-earning assets.
(3)
Includes interest-bearing deposits at other banks and FHLB of New York capital stock.
(4)
Includes average balances of non-interest-bearing deposits of $617,235,000 and $490,810,000, for the six months ended December 31, 2021, and 2020, respectively.
(5)
Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(6)
Net interest margin represents net interest income as a percentage of average interest-earning assets.

Provision for Credit Losses. The provision for credit losses decreased $10.5 million to a provision for credit losses reversal of $7.8 million for the six months ended December 31, 2021, compared to a provision for credit losses of $2.7 million for the six months ended December 31, 2020. The provision reversal for the six months ended December 31, 2021 was largely attributable to a release of reserves, reflecting a continued improvement in the Company’s credit risk outlook and a reduction in the expected life of various segments of the loan portfolio. By comparison, the provision for the six months ended December 31, 2020, was largely attributable to $5.1 million of provision expense on non-PCD loans acquired in connection with the acquisition of MSB.

Additional information regarding the ACL and the associated provisions recognized during the six months ended December 31, 2021 and 2020 is presented in Note 6 to the unaudited consolidated financial statements as well as the Comparison of Financial Condition at December 31, 2021 and June 30, 2021.

Non-Interest Income. Non-interest income decreased $5.0 million to $7.9 million for the six months ended December 31, 2021, primarily due to the $3.1 million bargain purchase gain that was recognized in the prior comparative period in connection with the acquisition of MSB and a $2.3 million decrease in gain on sale of loans.

Fees and service charges increased $304,000 to $1.3 million for the six months ended December 31, 2021. The increase primarily reflected increases in loan-related and deposit-related fees and charges.

Gain on sale and call of securities reflected a net gain of $1,000 during the six months ended December 31, 2021 compared to a net gain of $436,000, recorded during the earlier comparative period.

Gain on sale of loans decreased $2.3 million to $2.0 million for the six months ended December 31, 2021. The decrease in loan sale gains largely reflected a decrease in the volume of loans originated and sold between comparative periods coupled with a decrease in the average net price at which such loans were sold.

Other non-interest income increased $543,000 to $700,000 for the six months ended December 31, 2021. The increase primarily reflected $44,000 of referral fees related to PPP loans, $88,000 of broker fees related to residential mortgage loans and $356,000 of non-recurring gains on asset disposals.

The remaining changes in the other components of non-interest income between comparative periods generally reflected normal operating fluctuations within those line items.

Non-Interest Expense. Total non-interest expense decreased $2.6 million to $61.5 million for the six months ended December 31, 2021.

Salaries and employee benefits increased $2.7 million to $36.7 million for the six months ended December 31, 2021. This increase was largely due to the impact of staff additions, annual merit increases and increases in benefit plan expense, including employee medical, post-retirement plan and ESOP expense.

Net occupancy expense of premises increased $1.5 million to $7.7 million for the six months ended December 31, 2021. This increase was primarily due to non-recurring expenses of $1.3 million related to the consolidation of three retail branch locations, $250,000 related to facility repairs made in connection with damage incurred during Tropical Storm Ida and $187,000 related to the closure of a leased office facility acquired in conjunction with the MSB acquisition.

Equipment and systems expense increased $76,000 to $7.5 million for the six months ended December 31, 2021, largely attributable to increases in technology expense associated with the Company's ongoing digital banking initiatives, partially offset by cost savings related to the Company's core system contract.

Advertising and marketing expense decreased $173,000 to $840,000 for the six months ended December 31, 2021. This decrease largely reflected changes in advertising expense across a variety of advertising formats reflecting normal fluctuations in the timing of certain campaigns supporting our loan and deposit growth initiatives.

FDIC insurance premiums increased $251,000 to $1.2 million for the six months ended December 31, 2021. The increase was largely attributable to an updated assessment rate from the FDIC based on changes to underlying bank capital ratios.

Merger-related expenses, associated with the Company’s acquisition of MSB, totaled $4.3 million for the six months ended December 31, 2020 for which no such costs were recorded in the current period.

Debt extinguishment expenses totaled $796,000 for the six months ended December 31, 2020 for which no such costs were recorded in the current period.

Other non-interest expense decreased $1.7 million to $6.0 million for the six months ended December 31, 2021. The decrease in other expense during the period was primarily attributable to the reversal of provision for credit losses on off-balance sheet credit exposures and decreases in loan expenses.

Provision for Income Taxes. Provision for income taxes increased $5.6 million to $14.1 million for the six months ended December 31, 2021, from $8.5 million for the six months ended December 31, 2020.

The increase in income tax expense reflected a higher level of pre-tax net income, as compared to the prior period, resulting in a higher provision for income tax expense. The increase also reflected the effects of various non-recurring items recorded in conjunction with the Company’s acquisition of MSB, recorded in the prior comparative period, including non-deductible merger related expenses, which were partially offset by a non-taxable bargain purchase gain. The change in income tax expense also reflected the reversal of a valuation allowance totaling $523,000 which was associated with the realization of a capital loss carryforward recorded in the prior comparative period for which no such amount was recorded in the current period.

Effective tax rates for the six months ended December 31, 2021 and 2020 were 26.8% and 23.1%, respectively. The effective tax rate for the prior comparative period reflected the effects of various non-recurring items recorded in conjunction with the Company’s acquisition of MSB and reversal of a valuation allowance, as noted above.

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

At December 31, 2021, liquidity included $60.5 million of short-term cash and equivalents supplemented by $1.59 billion of investment securities classified as available for sale. In addition, as of December 31, 2021, the Company had the capacity to borrow additional funds totaling $2.24 billion and $301.2 million from the FHLB of New York and FRB, respectively, without pledging additional collateral. As of that same date, the Company also had access to unsecured overnight borrowings with other financial institutions totaling $890.0 million of which $20.0 million was outstanding.

At December 31, 2021, the Company had outstanding commitments to originate and purchase loans totaling approximately $177.1 million while such commitments totaled $192.8 million at June 30, 2021. As of those same dates, the Company’s pipeline of loans held for sale included $19.6 million and $48.4 million, respectively, of loans in process whose terms included interest rate locks to borrowers that were paired with a non-binding, best-efforts commitment to sell the loan to a buyer at a fixed price and within a predetermined timeframe after the sale commitment is established.

Construction loans in process and unused lines of credit were $98.5 million and $154.5 million, respectively, at December 31, 2021 compared to $138.3 million and $181.1 million, respectively, at June 30, 2021. The Company is also subject to the contingent liabilities resulting from letters of credit whose outstanding balances totaled $180,000 and $739,000, at December 31, 2021 and June 30, 2021, respectively.

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

The following table sets forth the Bank’s capital position at December 31, 2021 and June 30, 2021, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At December 31, 2021
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$667,328	14.88%	$358,891	8.00%	$448,614	10.00%
Tier 1 capital (to risk-weighted assets)	637,487	14.21%	269,168	6.00%	358,891	8.00%
Common equity tier 1 capital (to risk-weighted assets)	637,487	14.21%	201,876	4.50%	291,599	6.50%
Tier 1 capital (to adjusted total assets)	637,487	9.15%	278,563	4.00%	348,204	5.00%

	At June 30, 2021
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$761,883	17.22%	$353,970	8.00%	$442,462	10.00%
Tier 1 capital (to risk-weighted assets)	726,737	16.42%	265,477	6.00%	353,970	8.00%
Common equity tier 1 capital (to risk-weighted assets)	726,737	16.42%	199,108	4.50%	287,600	6.50%
Tier 1 capital (to adjusted total assets)	726,737	10.23%	284,114	4.00%	355,142	5.00%

The following table sets forth the Company’s capital position at December 31, 2021 and June 30, 2021, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At December 31, 2021
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$822,216	18.32%	$358,967	8.00%
Tier 1 capital (to risk-weighted assets)	792,375	17.66%	269,225	6.00%
Common equity tier 1 capital (to risk-weighted assets)	792,375	17.66%	201,919	4.50%
Tier 1 capital (to adjusted total assets)	792,375	11.35%	279,156	4.00%

	At June 30, 2021
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$872,823	19.65%	$355,274	8.00%
Tier 1 capital (to risk-weighted assets)	837,677	18.86%	266,456	6.00%
Common equity tier 1 capital (to risk-weighted assets)	837,677	18.86%	199,842	4.50%
Tier 1 capital (to adjusted total assets)	837,677	11.76%	284,877	4.00%

In March 2020, the federal banking agencies announced an interim final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL. The interim final rule provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss method, followed by a three-year transition period established in the previous rule (five-year transition option). The Company has adopted the capital transition relief over the permissible five-year period.

Off-Balance Sheet Arrangements

In the normal course of our business of investing in loans and securities we are a party to financial instruments with off-balance-sheet risk. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to extend credit to meet the financing needs of our customers. We had no significant off-balance sheet commitments for capital expenditures as of December 31, 2021.

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

For both earnings and capital at risk, our interest rate risk analysis calculates a base case scenario that assumes no change in interest rates. The model then measures changes throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve up and down 100, 200 and 300 basis points with additional scenarios modeled where appropriate. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates. The relatively low level of interest rates prevalent at December 31, 2021 and June 30, 2021 precluded the modeling of certain falling rate scenarios.

The following tables present the results of our internal EVE analysis as of December 31, 2021 and June 30, 2021, respectively:

	December 31, 2021
	Economic Value of Equity ("EVE")			EVE as a % of Present Value of Assets
Change in Interest Rates	$ Amount of EVE	$ Change in EVE	% Change in EVE	EVE Ratio	Change in EVE Ratio
	(Dollars in Thousands)
+300 bps	1,114,584	(87,695)	(7.29)%	17.20%	4	bps
+200 bps	1,153,298	(48,981)	(4.07)%	17.33%	17	bps
+100 bps	1,198,856	(3,423)	(0.28)%	17.51%	35	bps
0 bps	1,202,279	-	-	17.16%	-
-100 bps	1,105,647	(96,632)	(8.04)%	15.52%	(164)	bps

	June 30, 2021
	Economic Value of Equity ("EVE")			EVE as a % of Present Value of Assets
Change in Interest Rates	$ Amount of EVE	$ Change in EVE	% Change in EVE	EVE Ratio	Change in EVE Ratio
	(Dollars in Thousands)
+300 bps	1,083,847	(104,809)	(8.82)%	16.45%	(20)	bps
+200 bps	1,132,915	(55,741)	(4.69)%	16.72%	7	bps
+100 bps	1,176,890	(11,766)	(0.99)%	16.89%	24	bps
0 bps	1,188,656	-	-	16.65%	-
-100 bps	1,071,463	(117,193)	(9.86)%	14.84%	(181)	bps

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

The following tables present the results of our internal NII analysis as of December 31, 2021 and June 30, 2021, respectively:

			December 31, 2021
			Net Interest Income ("NII")
Change in Interest Rates	Balance Sheet Composition	Measurement Period	$ Amount of NII	$ Change in NII	% Change in NII
			(Dollars In Thousands)
+300 bps	Static	One Year	$177,165	$(14,457)	(7.54)%
+200 bps	Static	One Year	183,325	(8,297)	(4.33)
+100 bps	Static	One Year	188,938	(2,684)	(1.40)
0 bps	Static	One Year	191,622	-	-
-100 bps	Static	One Year	180,969	(10,653)	(5.56)

			June 30, 2021
			Net Interest Income ("NII")
Change in Interest Rates	Balance Sheet Composition	Measurement Period	$ Amount of NII	$ Change in NII	% Change in NII
			(Dollars In Thousands)
+300 bps	Static	One Year	$175,830	$(16,078)	(8.38)%
+200 bps	Static	One Year	182,089	(9,819)	(5.12)
+100 bps	Static	One Year	187,961	(3,947)	(2.06)
0 bps	Static	One Year	191,908	-	-
-100 bps	Static	One Year	181,645	(10,263)	(5.35)

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

During the quarter ended December 31, 2021, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. Legal Proceedings

At December 31, 2021, neither the Company nor the Bank were involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

ITEM 1A. Risk Factors

There have been no material changes to the Risk Factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2021, previously filed with the Securities and Exchange Commission.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

The following table reports information regarding repurchases of the Company’s common stock during the quarter ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2021	690,000	$13.02	690,000	6,698,882
November 1-30, 2021	640,000	$13.48	640,000	6,058,882
December 1-31, 2021	959,537	$12.91	959,537	5,099,345

Total	2,289,537	$13.10	2,289,537	5,099,345

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
101

The following materials from the Company’s Form 10-Q for the quarter ended December 31, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

KEARNY FINANCIAL CORP.

Date: February 8, 2022	By:	/s/ Craig L. Montanaro
Craig L. Montanaro
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 8, 2022	By:	/s/ Keith Suchodolski
Keith Suchodolski
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)