Form 10-Q
period 2022-03-31
Kearny Financial Corp.
filed 2022-05-06
CIK 1617242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: April 29, 2022.

$0.01 par value common stock — 70,421,270 shares outstanding

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Share and Per Share Data)

	March 31,	June 30,
	2022	2021
	(Unaudited)
Assets
Cash and amounts due from depository institutions	$22,864	$21,463
Interest-bearing deposits in other banks	39,515	46,392
Cash and cash equivalents	62,379	67,855
Investment securities available for sale (amortized cost $1,590,074 and $1,666,853, respectively), net of allowance for credit losses of $0 at March 31, 2022 and June 30, 2021	1,526,086	1,676,864
Investment securities held to maturity (fair value $117,017 and $39,610, respectively), net of allowance for credit losses of $0 at March 31, 2022 and June 30, 2021	121,853	38,138
Loans held-for-sale	2,822	16,492
Loans receivable	5,003,201	4,851,394
Less: allowance for credit losses on loans	(43,860)	(58,165)
Net loans receivable	4,959,341	4,793,229
Premises and equipment	53,727	56,338
Federal Home Loan Bank (“FHLB”) of New York stock	30,997	36,615
Accrued interest receivable	19,517	19,362
Goodwill	210,895	210,895
Core deposit intangibles	3,166	3,705
Bank owned life insurance	287,644	283,310
Deferred income tax assets, net	34,349	29,323
Other real estate owned	401	178
Other assets	76,714	51,431
Total Assets	$7,389,891	$7,283,735

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest-bearing	$621,954	$593,718
Interest-bearing	4,906,708	4,891,588
Total deposits	5,528,662	5,485,306
Borrowings	851,220	685,876
Advance payments by borrowers for taxes	16,979	15,752
Other liabilities	37,861	53,857
Total Liabilities	6,434,722	6,240,791

Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 800,000,000 shares authorized; 71,424,469 shares and 78,964,859 shares issued and outstanding, respectively	714	790
Paid-in capital	561,176	654,396
Retained earnings	441,522	408,367
Unearned employee stock ownership plan shares; 2,609,069 shares and 2,759,594 shares, respectively	(25,294)	(26,753)
Accumulated other comprehensive (loss) income	(22,949)	6,144
Total Stockholders' Equity	955,169	1,042,944
Total Liabilities and Stockholders' Equity	$7,389,891	$7,283,735

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Interest Income
Loans	$45,846	$50,159	$141,651	$153,776
Taxable investment securities	8,024	7,891	23,831	22,934
Tax-exempt investment securities	316	410	976	1,297
Other interest-earning assets	415	705	1,261	2,406
Total Interest Income	54,601	59,165	167,719	180,413

Interest Expense
Deposits	3,565	6,670	11,293	26,379
Borrowings	3,309	4,012	10,422	14,865
Total Interest Expense	6,874	10,682	21,715	41,244
Net Interest Income	47,727	48,483	146,004	139,169
(Reversal of) provision for credit losses	(3,920)	1,126	(11,740)	3,820
Net Interest Income after (Reversal of) Provision for Credit Losses	51,647	47,357	157,744	135,349

Non-Interest Income
Fees and service charges	617	473	1,922	1,474
Gain on sale and call of securities	3	18	4	454
Gain on sale of loans	376	943	2,352	5,211
Gain on sale of other real estate owned	14	-	14	-
Income from bank owned life insurance	1,511	1,530	4,634	4,722
Electronic banking fees and charges	432	456	1,260	1,265
Bargain purchase gain	-	-	-	3,053
Other income	238	1,194	938	1,351
Total Non-Interest Income	3,191	4,614	11,124	17,530

Non-Interest Expense
Salaries and employee benefits	19,184	16,965	55,897	51,023
Net occupancy expense of premises	3,223	3,433	10,926	9,675
Equipment and systems	3,822	3,823	11,370	11,295
Advertising and marketing	516	567	1,356	1,580
Federal deposit insurance premium	480	488	1,693	1,450
Directors' compensation	340	748	1,792	2,244
Merger-related expenses	-	-	-	4,349
Debt extinguishment expenses	-	-	-	796
Other expense	3,058	3,792	9,062	11,487
Total Non-Interest Expense	30,623	29,816	92,096	93,899
Income before Income Taxes	24,215	22,155	76,772	58,980
Income tax expense	6,522	5,732	20,595	14,230
Net Income	$17,693	$16,423	$56,177	$44,750

Net Income per Common Share (EPS)
Basic	$0.25	$0.20	$0.78	$0.53
Diluted	$0.25	$0.20	$0.78	$0.53
Weighted Average Number of Common Shares Outstanding
Basic	69,790	80,673	72,130	83,958
Diluted	69,817	80,690	72,154	83,961

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands, Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Net Income	$17,693	$16,423	$56,177	$44,750
Other Comprehensive (Loss) Income, net of tax:
Net unrealized loss on securities available for sale	(41,922)	(15,671)	(52,354)	(14,379)
Net realized gain on sale and call of securities available for sale	(2)	(13)	(3)	(319)
Fair value adjustments on derivatives	17,387	10,574	23,227	14,750
Benefit plan adjustments	14	14	37	48
Total Other Comprehensive (Loss) Income	(24,523)	(5,096)	(29,093)	100
Total Comprehensive (Loss) Income	$(6,830)	$11,327	$27,084	$44,850

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands, Except Per Share Data, Unaudited)

	Common Stock		Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Income	Total
Balance - December 31, 2020	84,938	$849	$724,389	$388,376	$(27,726)	$6,453	$1,092,341

Net income	-	-	-	16,423	-	-	16,423
Other comprehensive loss, net of income tax	-	-	-	-	-	(5,096)	(5,096)
ESOP shares committed to be released (50 shares)	-	-	87	-	487	-	574
Stock option exercise	41	-	373	-	-	-	373
Share repurchases	(3,026)	(29)	(34,834)	-	-	-	(34,863)
Stock-based compensation expense	-	-	1,379	-	-	-	1,379
Cancellation of shares issued for restricted stock awards	(10)	-	(114)	-	-	-	(114)
Cash dividends declared ($0.09 per common share)	-	-	-	(7,205)	-	-	(7,205)
Balance - March 31, 2021	81,943	$820	$691,280	$397,594	$(27,239)	$1,357	$1,063,812

	Common Stock		Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Income	Total
Balance - June 30, 2020	83,663	$837	$722,871	$387,911	$(28,699)	$1,257	$1,084,177

Cumulative effect of change in accounting principle - Topic 326	-	-	-	(14,239)	-	-	(14,239)
Balance - July 1, 2020 as adjusted for change in accounting principle	83,663	837	722,871	373,672	(28,699)	1,257	1,069,938
Net income	-	-	-	44,750	-	-	44,750
Other comprehensive income, net of income tax	-	-	-	-	-	100	100
ESOP shares committed to be released (150 shares)	-	-	(25)	-	1,460	-	1,435
Stock option exercise	41	-	373	-	-	-	373
Stock repurchases	(7,535)	(74)	(80,493)	-	-	-	(80,567)
Stock-based compensation expense	-	-	4,281	-	-	-	4,281
Cancellation of shares issued for restricted stock awards	(80)	(1)	(802)	-	-	-	(803)
Shares issued in conjunction with the acquisition of MSB Financial Corp.	5,854	58	45,075	-	-	-	45,133
Cash dividends declared ($0.25 per common share)	-	-	-	(20,828)	-	-	(20,828)
Balance - March 31, 2021	81,943	$820	$691,280	$397,594	$(27,239)	$1,357	$1,063,812

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands, Except Per Share Data, Unaudited)

	Common Stock		Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Income (Loss)	Total
Balance - December 31, 2021	73,453	$735	$587,392	$431,549	$(25,780)	$1,574	$995,470

Net income	-	-	-	17,693	-	-	17,693
Other comprehensive loss, net of income tax	-	-	-	-	-	(24,523)	(24,523)
ESOP shares committed to be released (51 shares)	-	-	180	-	486	-	666
Stock repurchases	(2,020)	(21)	(26,948)	-	-	-	(26,969)
Stock-based compensation expense	-	-	676	-	-	-	676
Cancellation of shares issued for restricted stock awards	(9)	-	(124)	-	-	-	(124)
Cash dividends declared ($0.11 per common share)	-	-	-	(7,720)	-	-	(7,720)
Balance - March 31, 2022	71,424	$714	$561,176	$441,522	$(25,294)	$(22,949)	$955,169

	Common Stock		Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Income (Loss)	Total
Balance - June 30, 2021	78,965	$790	$654,396	$408,367	$(26,753)	$6,144	$1,042,944

Net income	-	-	-	56,177	-	-	56,177
Other comprehensive loss, net of income tax	-	-	-	-	-	(29,093)	(29,093)
ESOP shares committed to be released (151 shares)	-	-	486	-	1,459	-	1,945
Stock repurchases	(7,468)	(75)	(95,892)	-	-	-	(95,967)
Stock-based compensation expense	-	-	3,117	-	-	-	3,117
Cancellation of shares issued for restricted stock awards	(73)	(1)	(931)	-	-	-	(932)
Cash dividends declared ($0.32 per common share)	-	-	-	(23,022)	-	-	(23,022)
Balance - March 31, 2022	71,424	$714	$561,176	$441,522	$(25,294)	$(22,949)	$955,169

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Unaudited)

	Nine Months Ended
	March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$56,177	$44,750
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	4,470	4,355
Net accretion of premiums, discounts and loan fees and costs	(4,374)	(11,257)
Deferred income taxes and valuation allowance	6,943	3,004
Bargain purchase gain	-	(3,053)
Amortization of intangible assets	539	797
Amortization of benefit plans’ unrecognized net loss	60	62
(Reversal of) provision for credit losses	(11,740)	3,820
Gain on sale of other real estate owned	(14)	-
Loans originated for sale	(151,783)	(249,671)
Proceeds from sale of mortgage loans held-for-sale	167,713	270,147
Gain on sale of mortgage loans held-for-sale, net	(2,260)	(4,859)
Realized gain on sale/call of investment securities available for sale	(4)	(454)
Realized loss on debt extinguishment	-	796
Realized gain on sale of loans receivable	(92)	(352)
Realized (gain) loss on disposition of premises and equipment	(356)	40
Increase in cash surrender value of bank owned life insurance	(4,634)	(4,722)
ESOP and stock-based compensation expense	5,062	5,716
Increase in interest receivable	(155)	(1,488)
Decrease (increase) in other assets	6,679	(1,021)
Increase (decrease) in interest payable	49	(406)
(Decrease) increase in other liabilities	(15,125)	1,519
Net Cash Provided by Operating Activities	57,155	57,723

Cash Flows from Investing Activities:
Purchases of:
Investment securities available for sale	(206,145)	(865,163)
Investment securities held to maturity	(86,406)	-
Proceeds from:
Repayments/calls/maturities of investment securities available for sale	280,496	407,489
Repayments/calls/maturities of investment securities held to maturity	2,586	5,280
Sales of investment securities available for sale	-	44,842
Purchase of loans	(112,485)	(34,635)
Net (increase) decrease in loans receivable	(36,895)	237,383
Proceeds from sale of loans receivable	1,126	43,931
Proceeds from the sale of other real estate owned	494	-
Additions to premises and equipment	(1,859)	(2,889)
Proceeds from death benefit of bank owned life insurance	300	-
Proceeds from cash settlement of premises and equipment	599	3,401
Redemption of FHLB stock	5,618	16,421
Net cash acquired in acquisition	-	4,296
Net Cash Used in Investing Activities	$(152,571)	$(139,644)

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands, Unaudited)

	Nine Months Ended
	March 31,
	2022	2021
Cash Flows from Financing Activities:
Net increase in deposits	$43,903	$485,417
Repayment of term FHLB advances	(1,170,000)	(2,257,796)
Proceeds from term FHLB advances	1,045,000	1,955,000
Net increase (decrease) in other short-term borrowings	290,000	(68,635)
Net increase (decrease) in advance payments by borrowers for taxes	1,227	(2,063)
Repurchase and cancellation of common stock of Kearny Financial Corp.	(95,967)	(80,567)
Cancellation of shares repurchased on vesting to pay taxes	(932)	(803)
Exercise of stock options	-	373
Dividends paid	(23,291)	(20,981)
Net Cash Provided by Financing Activities	89,940	9,945
Net Decrease in Cash and Cash Equivalents	(5,476)	(71,976)
Cash and Cash Equivalents - Beginning	67,855	180,967
Cash and Cash Equivalents - Ending	$62,379	$108,991

Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Income taxes, net of refunds	$9,497	$13,675
Interest	$21,666	$41,649

Non-cash investing and financing activities:
Acquisition of other real estate owned in settlement of loans	$703	$-
Transfers from loans receivable to loans receivable held-for-sale	$-	$43,579
Fair value of assets acquired, net of cash and cash equivalents acquired	$-	$567,816
Fair value of liabilities assumed	$-	$523,926

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

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include the information or footnotes necessary for a complete presentation of financial condition, income, comprehensive income, changes in stockholders’ equity and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the unaudited consolidated financial statements have been included. The results of operations for the three months and nine months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

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

The Company has reclassified certain amounts in the prior period’s financial statements to conform to the current period’s presentation. Specifically, effective July 1, 2021, loan prepayment penalty income was reclassified to interest income on loans. Previously, loan prepayment penalty income was recorded within non-interest income. Interest income and non-interest income for all periods presented reflect this reclassification.

Update to Significant Accounting Policies

Allowance for Credit Losses (“ACL”) on Loans. In accordance with the ACL policy, the methodology is reviewed no less than annually. During the quarter ended September 30, 2021, the Company updated the econometric factors used in the determination of the probability of default for certain loan portfolio segments used in its ACL methodology for pooled loans. Econometric factors are selected based on the correlation of the factor to credit losses for each loan portfolio segment. Effective July 1, 2021, the primary econometric factor utilized in the determination of the probability of default for each loan portfolio segment is the national unemployment rate (“NUR”). Prior to July 1, 2021, NUR and gross domestic product (“GDP”) econometric factors were used in the determination of the probability of default for each loan portfolio segment.

2. SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of March 31, 2022, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date this document was filed.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2022, the Financial Accounting Standards Board (the “FASB”) issued ASU 2022-02, “Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” to improve the usefulness of information provided to investors about certain loan refinancings, restructurings and writeoffs. ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings by creditors and enhances disclosure requirements for certain modifications made to borrowers experiencing financial difficulty. In addition, ASU 2022-02 requires public business entities to disclose current-period gross writeoffs for financing receivables and net investments in leases by year of origination in the vintage disclosures. For entities that have adopted ASU 2016-13, the amendments in ASU 2022-02 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted if an entity has adopted ASU 2016-13, including adoption in an interim period. If an entity elects to early adopt the amendments in ASU 2022-02, the guidance should be applied as of the beginning of the fiscal year that includes the interim period. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The amendments in ASU 2022-02 should be applied prospectively, but for the amendments related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method that would result in a cumulative-effect adjustment to retained earnings in the period of adoption. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.

In March 2022, the FASB issued ASU 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method” which clarifies the guidance in ASC 815 on fair value hedge accounting of interest rate risk for portfolios of financial assets. This ASU amends the guidance in ASU 2017-12 (released in August 2017) that, among other things, established the last-of-layer method to enable fair value hedge accounting for these portfolios to be more accessible. ASU 2022-01 expands the current last-of-layer method to allow multiple hedged layers of a single closed portfolio under this method. To reflect that expansion, the last-of-layer method is renamed the portfolio layer method. The scope of last-of-layer hedging will be expanded so that the portfolio layer method can be utilized for nonprepayable financial assets. In addition, ASU 2022-01 specifies eligible hedging instruments in a single-layer hedge, provides additional guidance on the accounting for and disclosure of hedge basis adjustments under the portfolio layer method, and specifies how hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio. For public business entities, the amendments in ASU 2022-01 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted on any date on or after the issuance of ASU 2022-01 for any entity that has adopted the amendments in ASU 2017-12 for the corresponding period. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.

Adoption of New Accounting Standards

In December 2019, the FASB issued ASU 2019-12, “Income taxes (Topic 740): Simplifying the Accounting for Income Taxes”. ASU 2019-12 provides amendments intended to reduce the cost and complexity in accounting for income taxes while maintaining or improving the usefulness of the information provided to users of financial statements. ASU 2019-12 removes the following exceptions from ASC 740, Income Taxes: (i) exceptions to the incremental approach for intraperiod tax allocation; (ii) exceptions to accounting for basis differences when a foreign subsidiary becomes an equity method investment or a foreign equity method investment become a subsidiary; and (iii) exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. ASU 2019-12 provides the following amendments that simplify and improve guidance with Topic 740: (i) franchise taxes that are based partially on income; (ii) transactions that result in a step up in the tax basis of goodwill; (iii) separate financial statements of legal entities that are not subject to tax; (iv) enacted changes in tax laws in interim periods; and (v) employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. For public business entities, the amendments in the ASU 2019-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted ASU 2019-12 in July 2021, and its adoption did not have a significant impact on the Company’s consolidated financial statements.

4. SECURITIES

The following tables present the amortized cost, gross unrealized gains and losses and estimated fair values for available for sale securities and the amortized cost, gross unrecognized gains and losses and estimated fair values for held to maturity securities as of the dates indicated:

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Available for sale:
Debt securities:
Obligations of state and political subdivisions	$30,973	$118	$13	$-	$31,078
Asset-backed securities	230,997	375	1,788	-	229,584
Collateralized loan obligations	313,651	11	2,042	-	311,620
Corporate bonds	154,922	1,193	2,620	-	153,495
Total debt securities	730,543	1,697	6,463	-	725,777

Mortgage-backed securities:
Collateralized mortgage obligations (1)	8,265	1	270	-	7,996
Residential pass-through securities (1)	617,387	332	47,569	-	570,150
Commercial pass-through securities (1)	233,879	249	11,965	-	222,163
Total mortgage-backed securities	859,531	582	59,804	-	800,309

Total securities available for sale	$1,590,074	$2,279	$66,267	$-	$1,526,086

(1)
Government-sponsored enterprises.

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Available for sale:
Debt securities:
Obligations of state and political subdivisions	$33,800	$803	$-	$-	$34,603
Asset-backed securities	240,217	2,835	63	-	242,989
Collateralized loan obligations	189,873	177	170	-	189,880
Corporate bonds	155,622	2,802	73	-	158,351
Total debt securities	619,512	6,617	306	-	625,823

Mortgage-backed securities:
Collateralized mortgage obligations (1)	13,420	319	-	-	13,739
Residential pass-through securities (1)	744,196	7,443	7,148	-	744,491
Commercial pass-through securities (1)	289,725	5,738	2,652	-	292,811
Total mortgage-backed securities	1,047,341	13,500	9,800	-	1,051,041

Total securities available for sale	$1,666,853	$20,117	$10,106	$-	$1,676,864

(1)
Government-sponsored enterprises.

	March 31, 2022
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Held to maturity:
Debt securities:
Obligations of state and political subdivisions	$23,546	$122	$24	$-	$23,644
Total debt securities	23,546	122	24	-	23,644

Mortgage-backed securities:
Residential pass-through securities (1)	86,017	-	3,989	-	82,028
Commercial pass-through securities (1)	12,290	-	945	-	11,345
Total mortgage-backed securities	98,307	-	4,934	-	93,373

Total securities held to maturity	$121,853	$122	$4,958	$-	$117,017

(1)
Government-sponsored enterprises.

	June 30, 2021
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Held to maturity:
Debt securities:
Obligations of state and political subdivisions	$25,824	$1,204	$-	$-	$27,028
Total debt securities	25,824	1,204	-	-	27,028

Mortgage-backed securities:
Commercial pass-through securities (1)	12,314	268	-	-	12,582
Total mortgage-backed securities	12,314	268	-	-	12,582

Total securities held to maturity	$38,138	$1,472	$-	$-	$39,610

(1)
Government-sponsored enterprises.

Excluding the balances of mortgage-backed securities, the following tables present the amortized cost and estimated fair values of debt securities available for sale and held to maturity, by contractual maturity, at March 31, 2022:

	March 31, 2022
	Amortized Cost	Fair Value
	(In Thousands)
Available for sale debt securities:
Due in one year or less	$1,970	$1,971
Due after one year through five years	18,939	19,008
Due after five years through ten years	353,679	351,676
Due after ten years	355,955	353,122
Total	$730,543	$725,777

	March 31, 2022
	Amortized Cost	Fair Value
	(In Thousands)
Held to maturity debt securities:
Due in one year or less	$6,817	$6,832
Due after one year through five years	15,026	15,084
Due after five years through ten years	1,703	1,728
Due after ten years	-	-
Total	$23,546	$23,644

Sales of securities available for sale were as follows for the periods presented below:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
	(In Thousands)
Available for sale securities sold:
Proceeds from sales of securities	$-	$-	$-	$44,842

Gross realized gains	$-	$-	$-	$800
Gross realized losses	-	-	-	(385)
Net gain on sales of securities	$-	$-	$-	$415

Gains resulting from calls of securities available for sale were as follows for the periods presented below:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
	(In Thousands)
Available for sale securities called:
Gross realized gains	$3	$18	$4	$39
Gross realized losses	-	-	-	-
Net gain on calls of securities	$3	$18	$4	$39

During the three months and nine months ended March 31, 2022 and 2021, there were no gains or losses recognized on sales of securities held to maturity.

The carrying value of securities pledged for borrowings at the FHLB and other institutions, and securities pledged for public funds and other purposes, were as follows as of the dates presented below:

	March 31,	June 30,
	2022	2021
	(In Thousands)
Securities pledged:
Pledged for borrowings at the FHLB of New York	$155,868	$170,120
Pledged to secure public funds on deposit	324,425	137,778
Pledged for potential borrowings at the Federal Reserve Bank of New York	372,968	274,076
Total carrying value of securities pledged	$853,261	$581,974

The following tables present the gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that securities have been in a continuous unrealized loss position within the available for sale portfolio at March 31, 2022 and June 30, 2021:

	March 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale:
Obligations of state and political subdivisions	$2,303	$13	$-	$-	8	$2,303	$13
Asset-backed securities	180,827	1,788	-	-	15	180,827	1,788
Collateralized loan obligations	226,513	1,780	52,851	262	22	279,364	2,042
Corporate bonds	75,909	2,495	3,875	125	16	79,784	2,620
Collateralized mortgage obligations	6,819	270	-	-	5	6,819	270
Commercial pass-through securities	48,811	1,147	113,569	10,818	15	162,380	11,965
Residential pass-through securities	237,063	14,376	302,905	33,193	66	539,968	47,569

Total	$778,245	$21,869	$473,200	$44,398	147	$1,251,445	$66,267

	June 30, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale:
Asset-backed securities	$12,159	$63	$-	$-	2	$12,159	$63
Collateralized loan obligations	36,741	9	58,605	161	8	95,346	170
Corporate bonds	15,952	73	-	-	4	15,952	73
Commercial pass-through securities	145,055	2,652	-	-	7	145,055	2,652
Residential pass-through securities	424,112	7,148	-	-	10	424,112	7,148

Total	$634,019	$9,945	$58,605	$161	31	$692,624	$10,106

The following table presents the gross unrecognized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that securities have been in a continuous unrecognized loss position within the held to maturity portfolio at March 31, 2022:

	March 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Number of Securities	Fair Value	Unrecognized Losses
	(Dollars in Thousands)
Securities Held to Maturity:
Obligations of state and political subdivisions	$4,901	$24	$-	$-	8	$4,901	$24
Commercial pass-through securities	11,345	945	-	-	1	11,345	945
Residential pass-through securities	82,028	3,989	-	-	8	82,028	3,989

Total	$98,274	$4,958	$-	$-	17	$98,274	$4,958

At June 30, 2021, there were no held to maturity securities with unrecognized losses.

Available for sale securities are evaluated to determine if a decline in fair value below the amortized cost basis has resulted from a credit loss or from other factors. An impairment related to credit factors would be recorded through an allowance for credit losses. The allowance is limited to the amount by which the security’s amortized cost basis exceeds the fair value. An impairment that has not been recorded through an allowance for credit losses shall be recorded through other comprehensive income, net of applicable taxes. Investment securities will be written down to fair value through the consolidated statement of income if management intends to sell, or may be required to sell, the securities before they recover in value. The issuers of these securities continue to make timely principal and interest payments and none of these securities were past due or were placed in nonaccrual status at March 31, 2022. Management believes that the unrealized losses on these securities are a function of changes in market interest rates and credit spreads, not changes in credit quality. No allowance for credit losses was recorded at March 31, 2022 on available for sale securities.

At March 31, 2022, the held to maturity securities portfolio consists of agency mortgage-backed securities and obligations of state and political subdivisions. The mortgage-backed securities are issued by U.S. government agencies and are implicitly guaranteed by the U.S. government. The obligations of state and political subdivisions in the portfolio are highly rated by major rating agencies and have a long history of no credit losses. The Company regularly monitors the obligations of state and political subdivisions sector of the market and reviews collectability including such factors as the financial condition of the issuers as well as credit ratings in effect as of the reporting period. No allowance for credit losses was recorded at March 31, 2022 on held to maturity securities.

5. LOANS RECEIVABLE
The following table sets forth the composition of the Company’s loan portfolio at March 31, 2022 and June 30, 2021:

	March 31,	June 30,
	2022	2021
	(In Thousands)
Commercial loans:
Multi-family mortgage	$2,076,003	$2,039,260
Nonresidential mortgage	1,085,988	1,079,444
Commercial business	169,551	168,951
Construction	121,137	93,804
Total commercial loans	3,452,679	3,381,459

One- to four-family residential mortgage	1,527,980	1,447,721

Consumer loans:
Home equity loans	41,501	47,871
Other consumer	2,755	3,259
Total consumer loans	44,256	51,130

Total loans	5,024,915	4,880,310

Unaccreted yield adjustments	(21,714)	(28,916)

Total loans receivable, net of yield adjustments	$5,003,201	$4,851,394

Past Due Loans

Past due status is based on the contractual payment terms of the loans. The following tables present the payment status of past due loans as of March 31, 2022 and June 30, 2021, by loan segment:

	Payment Status
	March 31, 2022
	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(In Thousands)
Multi-family mortgage	$-	$-	$28,197	$28,197	$2,047,806	$2,076,003
Nonresidential mortgage	2,101	-	25,283	27,384	1,058,604	1,085,988
Commercial business	-	64	281	345	169,206	169,551
Construction	-	-	-	-	121,137	121,137
One- to four-family residential mortgage	3,410	520	2,968	6,898	1,521,082	1,527,980
Home equity loans	25	4	59	88	41,413	41,501
Other consumer	-	-	-	-	2,755	2,755
Total loans	$5,536	$588	$56,788	$62,912	$4,962,003	$5,024,915

	Payment Status
	June 30, 2021
	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(In Thousands)
Multi-family mortgage	$-	$-	$16,094	$16,094	$2,023,166	$2,039,260
Nonresidential mortgage	-	-	32,891	32,891	1,046,553	1,079,444
Commercial business	-	-	401	401	168,550	168,951
Construction	-	-	-	-	93,804	93,804
One- to four-family residential mortgage	382	2,734	5,104	8,220	1,439,501	1,447,721
Home equity loans	6	5	32	43	47,828	47,871
Other consumer	1	-	-	1	3,258	3,259
Total loans	$389	$2,739	$54,522	$57,650	$4,822,660	$4,880,310

Nonperforming Loans

Loans are generally placed on nonaccrual status when contractual payments become 90 or more days past due or when the Company does not expect to receive all principal and interest payments owed substantially in accordance with the terms of the loan agreement, regardless of past due status. Loans that become 90 days past due, but are well secured and in the process of collection, may remain on accrual status. Nonaccrual loans are generally returned to accrual status when all payments due are brought current and the Company expects to receive all remaining principal and interest payments owed substantially in accordance with the terms of the loan agreement. Payments received in cash on nonaccrual loans, including both the principal and interest portions of those payments, are generally applied to reduce the carrying value of the loan. The Company did not recognize interest income on non-accrual loans during the three months and nine months ended March 31, 2022 and 2021.

The following tables present information relating to the Company’s nonperforming loans as of March 31, 2022 and June 30, 2021:

	Performance Status
	March 31, 2022
	90 Days and Over Past Due Accruing	Nonaccrual Loans with Allowance for Credit Losses	Nonaccrual Loans with no Allowance for Credit Losses	Total Nonperforming	Performing	Total
	(In Thousands)
Multi-family mortgage	$-	$11,369	$28,646	$40,015	$2,035,988	$2,076,003
Nonresidential mortgage	-	3,667	24,523	28,190	1,057,798	1,085,988
Commercial business	-	63	430	493	169,058	169,551
Construction	-	-	1,791	1,791	119,346	121,137
One- to four-family residential mortgage	-	4,376	4,241	8,617	1,519,363	1,527,980
Home equity loans	-	313	1,176	1,489	40,012	41,501
Other consumer	-	-	-	-	2,755	2,755
Total loans	$-	$19,788	$60,807	$80,595	$4,944,320	$5,024,915

	Performance Status
	June 30, 2021
	90 Days and Over Past Due Accruing	Nonaccrual Loans with Allowance for Credit Losses	Nonaccrual Loans with no Allowance for Credit Losses	Total Nonperforming	Performing	Total
	(In Thousands)
Multi-family mortgage	$-	$8,300	$10,226	$18,526	$2,020,734	$2,039,260
Nonresidential mortgage	-	12,612	24,575	37,187	1,042,257	1,079,444
Commercial business	-	236	676	912	168,039	168,951
Construction	-	-	2,228	2,228	91,576	93,804
One- to four-family residential mortgage	-	7,422	11,748	19,170	1,428,551	1,447,721
Home equity loans	-	452	1,292	1,744	46,127	47,871
Other consumer	-	-	-	-	3,259	3,259
Total loans	$-	$29,022	$50,745	$79,767	$4,800,543	$4,880,310

Troubled Debt Restructurings (“TDRs”)

TDRs are loans where the Company has modified the contractual terms of the loan as a result of the financial condition of the borrower. Subsequent to their modification, TDRs are placed on non-accrual until such time as satisfactory payment performance has been demonstrated, at which time the loan may be returned to accrual status. On a case-by-case basis, the Company may agree to modify the contractual terms of a loan to assist a borrower who may be experiencing financial difficulty, as well as to preserve the Company’s position in the loan. If the borrower is experiencing financial difficulties and a concession has been made at the time of such modification, the loan is classified as a TDR. The Company had TDRs totaling $31.7 million and $17.8 million as of March 31, 2022 and June 30, 2021, respectively. The allowance for credit losses associated with the TDRs presented in the tables below totaled $672,000 and $256,000 as of March 31, 2022 and June 30, 2021, respectively. As of March 31, 2022, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured in a TDR.

The following tables present total TDR loans at March 31, 2022 and June 30, 2021:

	March 31, 2022
	Accrual		Non-accrual		Total
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(Dollars In Thousands)
Commercial loans:
Multi-family mortgage	-	$-	3	$14,605	3	$14,605
Nonresidential mortgage	4	400	2	1,646	6	2,046
Commercial business	5	3,704	3	325	8	4,029
Construction	-	-	1	1,791	1	1,791
Total commercial loans	9	4,104	9	18,367	18	22,471

One- to four-family residential mortgage	29	4,270	15	3,392	44	7,662

Consumer loans:
Home equity loans	5	170	2	1,396	7	1,566
Total	43	$8,544	26	$23,155	69	$31,699

	June 30, 2021
	Accrual		Non-accrual		Total
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(Dollars In Thousands)
Commercial loans:
Multi-family mortgage	-	$-	1	$2,896	1	$2,896
Nonresidential mortgage	1	105	6	2,275	7	2,380
Commercial business	3	3,755	6	693	9	4,448
Construction	-	-	1	2,228	1	2,228
Total commercial loans	4	3,860	14	8,092	18	11,952

One- to four-family residential mortgage	18	2,216	20	3,405	38	5,621

Consumer loans:
Home equity loans	4	159	3	68	7	227
Total	26	$6,235	37	$11,565	63	$17,800

The following tables present information regarding troubled debt restructurings that occurred during the three months and nine months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022			Nine Months Ended March 31, 2022
	# of Loans	Pre- modification Recorded Investment	Post- modification Recorded Investment	# of Loans	Pre- modification Recorded Investment	Post- modification Recorded Investment
	(Dollars In Thousands)
Multi-family mortgage	1	$9,104	$9,101	2	$12,091	$12,073
One- to four-family residential mortgage	8	2,953	2,965	10	3,214	3,226
Home equity loans	2	1,477	1,477	2	1,477	1,477
Total	11	$13,534	$13,543	14	$16,782	$16,776

	Three Months Ended March 31, 2021			Nine Months Ended March 31, 2021
	# of Loans	Pre- modification Recorded Investment	Post- modification Recorded Investment	# of Loans	Pre- modification Recorded Investment	Post- modification Recorded Investment
	(Dollars In Thousands)
One- to four-family residential mortgage	-	$-	$-	1	$309	$308
Home equity loans	1	24	24	1	24	24
Total	1	$24	$24	2	$333	$332

During the three months and nine months ended March 31, 2022 and 2021, there were no charge-offs related to TDRs. During the three months and nine months ended March 31, 2022 and 2021, there were no defaults of TDRs.

Loan modifications generally involve a reduction in interest rates and/or extension of maturity dates and also may include step up interest rates in their modified terms which will impact their weighted average yield in the future. The loans which qualified as TDRs during the three months and nine months ended March 31, 2022 and 2021, capitalized prior past due amounts and modified the repayment terms.

In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System (the “FRB”) and the Federal Deposit Insurance Corporation (the “FDIC”), issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. The agencies confirmed with the staff of the FASB that short-term modifications, made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, were not to be considered TDRs. This included short-term modifications such as payment deferrals, fee waivers, extension of repayment terms, or other delays in payment that were insignificant. Provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) largely mirrored the provisions of the interagency statement, providing that modified loans were not to be considered TDRs if they were performing at December 31, 2019 and other considerations set forth in the interagency statements were met. Borrowers considered current are those that were less than 30 days past due at the time a modification program was implemented or at December 31, 2019.

On December 27, 2020, the 2021 Consolidated Appropriations Act was signed into law. The $900 billion relief package included legislation that extended certain relief provisions of the CARES Act that were set to expire on December 31, 2020. The relief expired on January 1, 2022. As of March 31, 2022, the Company did not have any non-TDR loan modifications granted under the CARES Act.

Individually Analyzed Loans

Effective July 1, 2020, individually analyzed loans include loans which do not share similar risk characteristics with other loans. TDRs will generally be evaluated for individual impairment, however, after a period of sustained repayment performance which permits the credit to be returned to accrual status, a TDR would generally be removed from individual impairment analysis and returned to its corresponding pool. As of March 31, 2022, the carrying value of individually analyzed loans totaled $82.7 million, of which $65.1 million were considered collateral dependent.

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

The following table presents the carrying value and related allowance of collateral dependent individually analyzed loans at the dates indicated:

	March 31, 2022		June 30, 2021
	Carrying Value	Related Allowance	Carrying Value	Related Allowance
	(In Thousands)
Commercial loans:
Multi-family mortgage	$31,078	$661	$18,526	$1,368
Nonresidential mortgage (1)	27,384	119	32,891	4,724
Commercial business (2)	176	-	183	-
Construction	1,791	-	-	-
Total commercial loans	60,429	780	51,600	6,092

One- to four-family residential mortgage (3)	4,581	196	7,612	420

Consumer loans:
Home equity loans (3)	59	-	31	-

Total	$65,069	$976	$59,243	$6,512

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

Loss – Loans which are considered uncollectible or of so little value that their continuance as assets is not warranted.

The following table presents the risk category of loans as of March 31, 2022 by loan segment and vintage year:

	Term Loans by Origination Year for Fiscal Years ended June 30,
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
	(In Thousands)
Multi-family mortgage:
Pass	$520,269	$263,316	$216,072	$256,541	$252,909	$500,758	$-	$2,009,865
Special Mention	-	-	-	16,370	4,994	4,759	-	26,123
Substandard	-	-	-	10,182	2,788	27,045	-	40,015
Doubtful	-	-	-	-	-	-	-	-
Total multi-family mortgage	520,269	263,316	216,072	283,093	260,691	532,562	-	2,076,003
Nonresidential mortgage:
Pass	201,205	86,212	64,161	37,706	51,884	569,499	6,087	1,016,754
Special Mention	-	-	-	23,364	4,070	9,249	-	36,683
Substandard	-	724	-	933	-	30,894	-	32,551
Doubtful	-	-	-	-	-	-	-	-
Total nonresidential mortgage	201,205	86,936	64,161	62,003	55,954	609,642	6,087	1,085,988
Commercial business:
Pass	36,918	39,481	12,441	3,961	9,147	7,370	54,513	163,831
Special Mention	-	-	65	189	2,173	895	216	3,538
Substandard	-	39	230	-	1,422	285	58	2,034
Doubtful	-	-	-	-	-	145	3	148
Total commercial business	36,918	39,520	12,736	4,150	12,742	8,695	54,790	169,551
Construction loans:
Pass	7,868	85,564	9,492	3,058	6,513	1,117	5,735	119,347
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	1,790	-	1,790
Doubtful	-	-	-	-	-	-	-	-
Total construction loans	7,868	85,564	9,492	3,058	6,513	2,907	5,735	121,137
Residential mortgage:
Pass	312,625	531,111	90,576	53,262	56,834	464,738	375	1,509,521
Special Mention	-	-	-	1,213	-	439	-	1,652
Substandard	-	-	1,704	83	-	15,020	-	16,807
Doubtful	-	-	-	-	-	-	-	-
Total residential mortgage	312,625	531,111	92,280	54,558	56,834	480,197	375	1,527,980
Home equity loans:
Pass	1,759	715	1,744	3,245	2,125	7,552	22,156	39,296
Special Mention	-	-	-	-	-	265	-	265
Substandard	-	-	-	124	-	1,816	-	1,940
Doubtful	-	-	-	-	-	-	-	-
Total home equity loans	1,759	715	1,744	3,369	2,125	9,633	22,156	41,501
Other consumer loans
Pass	281	324	477	398	247	913	40	2,680
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	75	75
Other consumer loans	281	324	477	398	247	913	115	2,755
Total loans	$1,080,925	$1,007,486	$396,962	$410,629	$395,106	$1,644,549	$89,258	$5,024,915

The following table presents the risk category of loans as of June 30, 2021 by loan segment and vintage year:

	Term Loans by Origination Year for Fiscal Years ended June 30,
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
	(In Thousands)
Multi-family mortgage:
Pass	$281,402	$257,970	$374,871	$341,304	$343,370	$374,909	$-	$1,973,826
Special Mention	-	-	26,974	5,079	4,834	1,054	-	37,941
Substandard	-	-	-	2,896	13,198	11,399	-	27,493
Doubtful	-	-	-	-	-	-	-	-
Total multi-family mortgage	281,402	257,970	401,845	349,279	361,402	387,362	-	2,039,260
Nonresidential mortgage:
Pass	99,602	77,146	56,435	64,616	254,940	441,696	6,150	1,000,585
Special Mention	-	-	23,520	4,146	8,801	4,513	-	40,980
Substandard	743	-	-	4,934	20,602	11,600	-	37,879
Doubtful	-	-	-	-	-	-	-	-
Total nonresidential mortgage	100,345	77,146	79,955	73,696	284,343	457,809	6,150	1,079,444
Commercial business:
Pass	44,514	18,988	4,701	12,654	3,322	12,892	65,657	162,728
Special Mention	-	-	-	2,304	945	12	461	3,722
Substandard	41	76	160	1,474	132	189	-	2,072
Doubtful	-	-	-	-	-	420	9	429
Total commercial business	44,555	19,064	4,861	16,432	4,399	13,513	66,127	168,951
Construction loans:
Pass	40,332	17,404	11,203	13,860	1,641	1,382	5,735	91,557
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	2,247	-	2,247
Doubtful	-	-	-	-	-	-	-	-
Total construction loans	40,332	17,404	11,203	13,860	1,641	3,629	5,735	93,804
Residential mortgage:
Pass	560,543	124,606	69,917	74,754	119,238	472,587	375	1,422,020
Special Mention	-	-	1,233	-	-	712	-	1,945
Substandard	-	1,040	671	511	1,468	20,066	-	23,756
Doubtful	-	-	-	-	-	-	-	-
Total residential mortgage	560,543	125,646	71,821	75,265	120,706	493,365	375	1,447,721
Home equity loans:
Pass	834	2,508	4,585	2,778	2,241	7,798	24,788	45,532
Special Mention	-	-	-	-	-	393	-	393
Substandard	-	-	-	-	11	1,935	-	1,946
Doubtful	-	-	-	-	-	-	-	-
Total home equity loans	834	2,508	4,585	2,778	2,252	10,126	24,788	47,871
Other consumer loans
Pass	550	517	633	256	127	1,044	44	3,171
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	1	1
Doubtful	-	-	-	-	-	-	87	87
Other consumer loans	550	517	633	256	127	1,044	132	3,259
Total loans	$1,028,561	$500,255	$574,903	$531,566	$774,870	$1,366,848	$103,307	$4,880,310

Residential Mortgage Loans in Foreclosure

The Company may obtain physical possession of one- to four-family real estate collateralizing a residential mortgage loan via foreclosure or through an in-substance repossession. As of March 31, 2022, the Company held two single-family properties in other real estate owned with an aggregate carrying value of $401,000 that were acquired through foreclosure on residential mortgage loans. As of that same date, the Company held eight residential mortgage loans with aggregate carrying values totaling $1.6 million which were in the process of foreclosure. As of June 30, 2021, the Company held one single-family property in other real estate owned with an aggregate carrying value of $178,000 that was acquired through a foreclosure on a residential mortgage loan. As of that same date, the Company held 11 residential mortgage loans with aggregate carrying values totaling $2.1 million which were in the process of foreclosure.

New Jersey’s moratorium on evictions ended on December 31, 2021. Under New Jersey’s new eviction protections for people under certain income levels, no evictions may occur now or in the future based on rent due during the time period of March 1, 2020 through August 31, 2021, for certain moderate income families, or March 1, 2020 through December 31, 2021 for certain low income families. The moratorium on home foreclosures ended on November 15, 2021, for all income levels. This included landlords facing foreclosure who currently have tenants. New York’s moratorium on evictions for tenants who have endured COVID-related hardships and on foreclosures ended on January 15, 2022. As a result, the Company has resumed residential property foreclosure sales and evictions. Eviction laws may be subject to legal challenges and could change based on the results of court proceedings.

6. ALLOWANCE FOR CREDIT LOSSES

Adoption of Topic 326

On July 1, 2020, the Company adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which replaces the incurred loss methodology with an expected loss methodology, referred to as the “CECL” methodology.

Allowance for Credit Losses on Loans Receivable

The following tables present the balance of the allowance for credit losses at March 31, 2022 and June 30, 2021. For the three months and nine months ended March 31, 2022 and 2021, the balance of the allowance for credit losses is based on the CECL methodology, as noted above. The tables identify the valuation allowances attributable to specifically identified impairments on individually evaluated loans, including those acquired with deteriorated credit quality, as well as valuation allowances for impairments on loans evaluated collectively. The tables include the underlying balance of loans receivable applicable to each category as of those dates.

	Allowance for Credit Losses
	March 31, 2022
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total allowance for credit losses
	(In Thousands)
Multi-family mortgage	$-	$-	$1,083	$23,144	$24,227
Nonresidential mortgage	-	363	119	8,557	9,039
Commercial business	-	11	6	1,708	1,725
Construction	-	-	-	1,274	1,274
One- to four-family residential mortgage	-	242	278	6,758	7,278
Home equity loans	22	-	-	214	236
Other consumer	-	-	-	81	81
Total loans	$22	$616	$1,486	$41,736	$43,860

	Balance of Loans Receivable
	March 31, 2022
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total loans
	(In Thousands)
Multi-family mortgage	$-	$-	$40,015	$2,035,988	$2,076,003
Nonresidential mortgage	381	13,179	29,911	1,042,517	1,085,988
Commercial business	176	1,267	317	167,791	169,551
Construction	-	5,735	1,791	113,611	121,137
One- to four-family residential mortgage	230	6,666	8,386	1,512,698	1,527,980
Home equity loans	342	60	1,147	39,952	41,501
Other consumer	-	-	-	2,755	2,755
Total loans	$1,129	$26,907	$81,567	$4,915,312	$5,024,915
Unaccreted yield adjustments					(21,714)
Loans receivable, net of yield adjustments					$5,003,201

	Allowance for Credit Losses
	June 30, 2021
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total allowance for credit losses
	(In Thousands)
Multi-family mortgage	$-	$155	$1,368	$26,927	$28,450
Nonresidential mortgage	2,700	692	2,025	10,826	16,243
Commercial business	-	15	33	2,038	2,086
Construction	-	49	-	1,121	1,170
One- to four-family residential mortgage	122	204	447	8,974	9,747
Home equity loans	21	1	1	410	433
Other consumer	-	-	-	36	36
Total loans	$2,843	$1,116	$3,874	$50,332	$58,165

	Balance of Loans Receivable
	June 30, 2021
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total loans
	(In Thousands)
Multi-family mortgage	$-	$5,599	$18,526	$2,015,135	$2,039,260
Nonresidential mortgage	6,519	25,844	30,668	1,016,413	1,079,444
Commercial business	183	2,533	729	165,506	168,951
Construction	-	12,970	2,228	78,606	93,804
One- to four-family residential mortgage	3,617	4,785	15,553	1,423,766	1,447,721
Home equity loans	380	65	1,364	46,062	47,871
Other consumer	-	-	-	3,259	3,259
Total loans	$10,699	$51,796	$69,068	$4,748,747	$4,880,310
Unaccreted yield adjustments					(28,916)
Loans receivable, net of yield adjustments					$4,851,394

The following tables present the activity in the allowance for credit losses on loans for the three months and nine months ended March 31, 2022 and 2021.

	Changes in the Allowance for Credit Losses
	Three Months Ended March 31, 2022
	Balance at December 31, 2021	Charge-offs	Recoveries	(Reversal of) provision for credit losses	Balance at March 31, 2022
	(In Thousands)
Multi-family mortgage	$25,795	$-	$-	$(1,568)	$24,227
Nonresidential mortgage	10,078	(441)	-	(598)	9,039
Commercial business	1,903	-	4	(182)	1,725
Construction	1,441	-	-	(167)	1,274
One- to four-family residential mortgage	8,601	-	-	(1,323)	7,278
Home equity loans	308	-	-	(72)	236
Other consumer	90	-	1	(10)	81
Total loans	$48,216	$(441)	$5	$(3,920)	$43,860

	Changes in the Allowance for Credit Losses
	Nine Months Ended March 31, 2022
	Balance at June 30, 2021	Charge-offs	Recoveries	(Reversal of) provision for credit losses	Balance at March 31, 2022
	(In Thousands)
Multi-family mortgage	$28,450	$(104)	$-	$(4,119)	$24,227
Nonresidential mortgage	16,243	(2,538)	-	(4,666)	9,039
Commercial business	2,086	(175)	105	(291)	1,725
Construction	1,170	-	-	104	1,274
One- to four-family residential mortgage	9,747	-	147	(2,616)	7,278
Home equity loans	433	-	1	(198)	236
Other consumer	36	(2)	1	46	81
Total loans	$58,165	$(2,819)	$254	$(11,740)	$43,860

	Changes in the Allowance for Credit Losses
	Three Months Ended March 31, 2021
	Balance at December 31, 2020	Charge-offs	Recoveries	(Reversal of) provision for credit losses	Balance at March 31, 2021
	(In Thousands)
Multi-family mortgage	$29,500	$-	$-	$(514)	$28,986
Nonresidential mortgage	15,933	(9)	-	4,053	19,977
Commercial business	3,348	(738)	2	(86)	2,526
Construction	1,205	-	-	40	1,245
One- to four-family residential mortgage	12,625	-	2	(2,249)	10,378
Home equity loans	725	-	-	(117)	608
Other consumer	50	(9)	2	(1)	42
Total loans	$63,386	$(756)	$6	$1,126	$63,762

	Changes in the Allowance for Credit Losses
	Nine Months Ended March 31, 2021
	Balance at June 30, 2020 (prior to adoption of ASC 326):	Impact of adopting Topic 326	Charge-offs	Recoveries	Initial allowance on PCD loans	(Reversal of) provision for credit losses	Balance at March 31, 2021
	(In Thousands)
Multi-family mortgage	$20,916	$8,408	$-	$-	$250	$(588)	$28,986
Nonresidential mortgage	8,763	2,390	(75)	-	1,720	7,179	19,977
Commercial business	1,926	(421)	(802)	7	1,007	809	2,526
Construction	236	80	-	-	99	830	1,245
One- to four-family residential mortgage	4,860	9,106	(13)	2	720	(4,297)	10,378
Home equity loans	568	92	(32)	-	105	(125)	608
Other consumer	58	(15)	(22)	9	-	12	42
Total loans	$37,327	$19,640	$(944)	$18	$3,901	$3,820	$63,762

Allowance for Credit Losses on Off Balance Sheet Commitments

The following table presents the activity in the allowance for credit losses on off balance sheet commitments recorded in other non-interest expense for the three months and nine months ended March 31, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
	(In Thousands)		(In Thousands)
Balance at beginning of the period	$1,148	$1,058	$1,708	$-
Impact of adopting Topic 326 (1)	-	-	-	536
(Reversal of) provision for credit losses	(208)	207	(768)	729
Balance at end of the period	$940	$1,265	$940	$1,265

(1)
Adoption of CECL accounting standard effective July 1, 2020.

7. DEPOSITS

Deposits are summarized as follows:

	March 31,	June 30,
	2022	2021
	(In Thousands)
Non-interest-bearing demand	$621,954	$593,718
Interest-bearing demand	2,154,488	1,902,478
Savings	1,088,974	1,111,364
Certificates of deposits	1,663,246	1,877,746
Total deposits	$5,528,662	$5,485,306

8. BORROWINGS

Borrowings at March 31, 2022 and June 30, 2021 consisted of the following:

	March 31,	June 30,
	2022	2021
	(In Thousands)
FHLB advances	$541,220	$665,876
Overnight borrowings	310,000	20,000
Total borrowings	$851,220	$685,876

Fixed rate advances from the FHLB of New York mature as follows:

	March 31, 2022		June 30, 2021
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars in Thousands)
By remaining period to maturity:
Less than one year	$265,000	0.63%	$390,000	0.33%
One to two years	145,000	3.04	145,000	3.04
Two to three years	103,500	2.65	22,500	2.63
Three to four years	29,000	2.77	103,500	2.68
Four to five years	-	-	6,500	2.82
Greater than five years	-	-	-	-
Total advances	542,500	1.77%	667,500	1.38%
Unamortized fair value adjustments	(1,280)		(1,624)
Total advances, net of fair value adjustments	$541,220		$665,876

At March 31, 2022, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $3.44 billion and $155.9 million, respectively. At June 30, 2021, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $3.27 billion and $170.1 million, respectively.

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

Fair Values of Derivative Instruments on the Statement of Financial Condition

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Statement of Financial Condition as of March 31, 2022 and June 30, 2021:

	March 31, 2022
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$34,007	Other liabilities	$-
Total		$34,007		$-

	June 30, 2021
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$1,832	Other liabilities	$673
Total		$1,832		$673

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using derivatives are primarily to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps and caps as part of its interest rate risk management strategy. These interest rate products are designated as cash flow hedges. As of March 31, 2022, the Company had a total of 10 interest rate swaps and caps with a total notional amount of $790.0 million hedging specific wholesale funding positions.

For derivatives designated as cash flow hedges, the gain or loss on the derivative is recorded in other comprehensive income, net of tax, and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate wholesale funding positions. During the three months and nine months ended March 31, 2022 the Company reclassified $1.3 million and $4.3 million, respectively, as additional interest expense. During the next twelve months, the Company estimates that $4.6 million will be reclassified as a reduction in interest expense.

The table below presents the pre-tax effects of the Company’s derivative instruments on the Consolidated Statements of Income for the three months and nine months ended March 31, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
	(In Thousands)		(In Thousands)
Amount of gain recognized in other comprehensive income	$23,343	$13,075	$28,607	$14,353
Amount of loss reclassified from accumulated other comprehensive income to interest expense	(1,268)	(1,987)	(4,271)	(6,576)

Offsetting Derivatives

The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives in the Consolidated Statements of Financial Condition as of March 31, 2022 and June 30, 2021, respectively. The net amounts presented for derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Statements of Financial Condition.

	March 31, 2022
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount
	(In Thousands)
Assets:
Interest rate contracts	$34,158	$(151)	$34,007	$-	$-	$34,007
Total	$34,158	$(151)	$34,007	$-	$-	$34,007

				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount
	(In Thousands)
Liabilities:
Interest rate contracts	$151	$(151)	$-	$-	$-	$-
Total	$151	$(151)	$-	$-	$-	$-

	June 30, 2021
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount
	(In Thousands)
Assets:
Interest rate contracts	$6,847	$(5,015)	$1,832	$-	$-	$1,832
Total	$6,847	$(5,015)	$1,832	$-	$-	$1,832

				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount
	(In Thousands)
Liabilities:
Interest rate contracts	$5,688	$(5,015)	$673	$-	$(673)	$-
Total	$5,688	$(5,015)	$673	$-	$(673)	$-

Credit Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations and could be required to terminate its derivative positions with the counterparty. The Company also has agreements with its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well-capitalized institution, then the Company could be required to terminate its derivative positions with the counterparty. At March 31, 2022, none of the Company’s derivatives were in a net liability position. As required under the enforceable master netting arrangement with its derivatives counterparties, at March 31, 2022, the Company was not required to post financial collateral.

In addition to the derivative instruments noted above, the Company’s pipeline of loans held for sale at March 31, 2022 and June 30, 2021, included $16.0 million and $48.4 million, respectively, of in process loans whose terms included interest rate locks to borrowers, which are considered free-standing derivative instruments whose fair values are not material to the Company’s financial condition or results of operations.

10. BENEFIT PLANS

Components of Net Periodic Expense

The following table sets forth the aggregate net periodic benefit expense for the Bank’s Benefit Equalization Plan, Postretirement Welfare Plan, Directors’ Consultation and Retirement Plan and Atlas Bank Retirement Income Plan:

	Three Months Ended		Nine Months Ended		Affected Line Item in the Consolidated
	March 31,		March 31,		Statements of Income
	2022	2021	2022	2021
	(In Thousands)		(In Thousands)
Service cost	$29	$26	$87	$79	Salaries and employee benefits
Interest cost	67	66	205	197	Other expense
Amortization of unrecognized loss	20	20	60	62	Other expense
Expected return on assets	(27)	(28)	(83)	(85)	Other expense
Net periodic benefit cost	$89	$84	$269	$253

2021 Equity Incentive Plan

At the Company’s 2021 Annual Meeting of Stockholders held on October 28, 2021, the stockholders approved the Kearny Financial Corp. 2021 Equity Incentive Plan (“2021 Plan”) which provides for the grant of stock options, restricted stock and restricted stock units (“RSUs”). The 2021 Plan authorized the issuance of up to 7,500,000 shares (the “Share Limit”); provided, however that the Share Limit is reduced, on a one-for-one-basis, for each share of common stock subject to a stock option grant, and on a three-for-one basis for each share of common stock issued pursuant to restricted stock awards or RSUs.

During the quarter ended March 31, 2022, the Company granted 251,905 RSUs comprised of 181,588 service-based RSUs and 70,317 performance-based RSUs. The service-based RSUs will vest in three tranches over a period of 2.6 years and the performance-based RSUs will cliff vest upon the achievement of performance measures over the three-year period ending June 30, 2024. The total number of performance-based RSUs that will vest, if any, will depend on whether and to what extent the performance measures are achieved. Common stock will be issued from authorized shares upon the vesting of the RSUs.
11. INCOME TAXES

The following table presents a reconciliation between the reported income taxes for the periods presented and the income taxes which would be computed by applying the federal income tax rate of 21% to income for the three months and nine months ended March 31, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
	(Dollars in Thousands)		(Dollars in Thousands)
Income before income taxes	$24,215	$22,155	$76,772	$58,980
Statutory federal tax rate	21%	21%	21%	21%
Federal income tax expense at statutory rate	$5,085	$4,653	$16,122	$12,386
(Reduction) increase in income taxes resulting from:
Tax exempt interest	(66)	(85)	(204)	(270)
State tax, net of federal tax effect	1,908	1,498	6,026	3,738
Incentive stock option compensation expense	3	23	42	63
Income from bank-owned life insurance	(317)	(324)	(973)	(989)
Non-deductible merger-related expenses	-	-	-	49
Bargain purchase gain	-	-	-	(641)
Other items, net	(91)	(21)	(418)	429
	$6,522	$5,744	$20,595	$14,765
Reversal of valuation allowance	-	(12)	-	(535)
Total income tax expense	$6,522	$5,732	$20,595	$14,230
Effective income tax rate	26.93%	25.87%	26.83%	24.13%

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

Assets Measured on a Recurring Basis:

The following methods and significant assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at March 31, 2022 and June 30, 2021:

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

Those assets measured at fair value on a recurring basis are summarized below:

	March 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Debt securities available for sale:
Obligations of state and political subdivisions	$-	$31,078	$-	$31,078
Asset-backed securities	-	229,584	-	229,584
Collateralized loan obligations	-	311,620	-	311,620
Corporate bonds	-	153,495	-	153,495
Total debt securities	-	725,777	-	725,777

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	-	7,996	-	7,996
Residential pass-through securities	-	570,150	-	570,150
Commercial pass-through securities	-	222,163	-	222,163
Total mortgage-backed securities	-	800,309	-	800,309
Total securities available for sale	$-	$1,526,086	$-	$1,526,086

Interest rate contracts	$-	$34,007	$-	$34,007

Total assets	$-	$1,560,093	$-	$1,560,093

	June 30, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Debt securities available for sale:
Obligations of state and political subdivisions	$-	$34,603	$-	$34,603
Asset-backed securities	-	242,989	-	242,989
Collateralized loan obligations	-	189,880	-	189,880
Corporate bonds	-	158,351	-	158,351
Total debt securities	-	625,823	-	625,823

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	-	13,739	-	13,739
Residential pass-through securities	-	744,491	-	744,491
Commercial pass-through securities	-	292,811	-	292,811
Total mortgage-backed securities	-	1,051,041	-	1,051,041
Total securities available for sale	$-	$1,676,864	$-	$1,676,864

Interest rate contracts	$-	$1,832	$-	$1,832

Total assets	$-	$1,678,696	$-	$1,678,696

Liabilities:
Interest rate contracts	$-	$673	$-	$673
Total liabilities	$-	$673	$-	$673

Assets Measured on a Non-Recurring Basis:

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a non-recurring basis at March 31, 2022 and June 30, 2021:

Collateral Dependent Individually Analyzed Loans

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

Those assets measured at fair value on a non-recurring basis are summarized below:

	March 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Collateral dependent loans:
Residential mortgage	$-	$-	$2,239	$2,239
Multi-family mortgage	-	-	4,558	4,558
Nonresidential mortgage	-	-	5,799	5,799
Total	$-	$-	$12,596	$12,596

Other real estate owned, net:
Residential	$-	$-	$401	$401
Total	$-	$-	$401	$401

	June 30, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Collateral dependent loans:
Residential mortgage	$-	$-	$3,051	$3,051
Multi-family mortgage			6,932	6,932
Nonresidential mortgage	-	-	8,679	8,679
Total	$-	$-	$18,662	$18,662

Other real estate owned, net:
Residential	$-	$-	$178	$178
Total	$-	$-	$178	$178

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value:

	March 31, 2022
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(Dollars in Thousands)
Collateral dependent loans:
Residential mortgage	$2,239	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	7% - 14%	10.39%
Multi-family mortgage	4,558	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	10% - 11%	10.60%
Nonresidential mortgage	5,799	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	9% - 19%	14.97%
Total	$12,596

Other real estate owned, net:
Residential	$401	Market valuation of underlying collateral	(3)	Adjustments to reflect current conditions/selling costs	(2)	5% - 6%	5.44%
Total	$401

	June 30, 2021
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(Dollars in Thousands)
Collateral dependent loans:
Residential mortgage	$3,051	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	7% - 13%	9.77%
Multi-family mortgage	6,932	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	10% - 11%	10.39%
Nonresidential mortgage	8,679	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	9% - 16%	14.48%
Total	$18,662

Other real estate owned, net:
Residential	$178	Market valuation of underlying collateral	(3)	Adjustments to reflect current conditions/selling costs	(2)	6.00%	6.00%
Total	$178

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

At March 31, 2022, collateral dependent loans valued using Level 3 inputs comprised loans with principal balance totaling $13.6 million and valuation allowances of $976,000 reflecting fair values of $12.6 million. By comparison, at June 30, 2021, collateral dependent loans valued using Level 3 inputs comprised loans with principal balance totaling $25.2 million and valuation allowances of $6.5 million reflecting fair values of $18.7 million.

Once a loan is foreclosed, the fair value of the other real estate owned continues to be evaluated based upon the fair value of the repossessed real estate originally securing the loan. At March 31, 2022 and June 30, 2021, the Company held other real estate owned totaling $401,000 and $178,000, respectively, whose carrying value was written down utilizing Level 3 inputs.

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2022 and June 30, 2021:

	March 31, 2022
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$62,379	$62,379	$62,379	$-	$-
Investment securities available for sale	1,526,086	1,526,086	-	1,526,086	-
Investment securities held to maturity	121,853	117,017	-	117,017	-
Loans held-for-sale	2,822	2,759	-	2,759	-
Net loans receivable	4,959,341	4,877,212	-	-	4,877,212
FHLB Stock	30,997	-	-	-	-
Interest receivable	19,517	19,517	3	5,311	14,203
Interest rate contracts	34,007	34,007	-	34,007	-

Financial liabilities:
Deposits	5,528,662	5,515,560	3,865,416	-	1,650,144
Borrowings	851,220	853,824	-	-	853,824
Interest payable on deposits	164	164	79	-	85
Interest payable on borrowings	1,365	1,365	-	-	1,365

	June 30, 2021
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$67,855	$67,855	$67,855	$-	$-
Investment securities available for sale	1,676,864	1,676,864	-	1,676,864	-
Investment securities held to maturity	38,138	39,610	-	39,610	-
Loans held-for-sale	16,492	16,934	-	16,934	-
Net loans receivable	4,793,229	4,830,136	-	-	4,830,136
FHLB Stock	36,615	-	-	-	-
Interest receivable	19,362	19,362	1	4,238	15,123
Interest rate contracts	1,832	1,832	-	1,832	-

Financial liabilities:
Deposits	5,485,306	5,490,923	3,607,560	-	1,883,363
Borrowings	685,876	701,419	-	-	701,419
Interest payable on deposits	145	145	96	-	49
Interest payable on borrowings	1,335	1,335	-	-	1,335
Interest rate contracts	673	673	-	673	-

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

13. COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive (loss) income included in stockholders’ equity at March 31, 2022 and June 30, 2021 are as follows:

	March 31,	June 30,
	2022	2021
	(In Thousands)
Net unrealized (loss) gain on securities available for sale	$(63,988)	$10,011
Tax effect	18,760	(2,882)
Net of tax amount	(45,228)	7,129

Fair value adjustments on derivatives	32,566	(312)
Tax effect	(9,557)	94
Net of tax amount	23,009	(218)

Benefit plan adjustments	(1,033)	(1,093)
Tax effect	303	326
Net of tax amount	(730)	(767)

Total accumulated other comprehensive (loss) income	$(22,949)	$6,144

Other comprehensive (loss) income and related tax effects for the three months and nine months ended March 31, 2022 and 2021 are presented in the following table:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
	(In Thousands)
Net unrealized holding loss on securities available for sale	$(59,249)	$(22,285)	$(73,995)	$(20,374)

Net realized gain on sale and call of securities available for sale (1)	(3)	(18)	(4)	(454)

Fair value adjustments on derivatives	24,611	15,062	32,878	20,929

Amortization of benefit plan net actuarial loss	20	20	60	62

Other comprehensive (loss) income before taxes	(34,621)	(7,221)	(41,061)	163
Tax effect	10,098	2,125	11,968	(63)
Total other comprehensive (loss) income	$(24,523)	$(5,096)	$(29,093)	$100

(1)
Represents amounts reclassified out of accumulated other comprehensive income and included in gain on sale of securities on the consolidated statements of income.

14. NET INCOME PER COMMON SHARE (“EPS”)

The following schedule shows the Company’s earnings per share calculations for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	(In Thousands, Except Per Share Data)
Net income	$17,693	$16,423	$56,177	$44,750

Weighted average number of common shares outstanding - basic	69,790	80,673	72,130	83,958
Effect of dilutive securities	27	17	24	3
Weighted average number of common shares outstanding - diluted	69,817	80,690	72,154	83,961

Basic earnings per share	$0.25	$0.20	$0.78	$0.53
Diluted earnings per share	$0.25	$0.20	$0.78	$0.53

Stock options for 3,115,000 and 3,253,040 shares of common stock were not considered in computing diluted earnings per share at March 31, 2022 and March 31, 2021, respectively, because the stock options were considered anti-dilutive. In addition, 251,905 RSUs were not considered in computing diluted earnings per share at March 31, 2022 because the RSUs were considered anti-dilutive.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q may include certain forward-looking statements based on current management expectations. Such forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may”, “will”, “believe”, “expect”, “estimate”, “anticipate”, “continue”, or similar terms or variations on those terms, or the negative of those terms. The actual results of the Company could differ materially from those management expectations. This includes statements regarding general economic conditions, public health crisis such as the governmental, social and economic effects of the novel coronavirus, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities and failure to integrate or profitably operate acquired businesses. Additional potential factors include changes in interest rates, the rate of inflation, deposit flows, cost of funds, demand for loan products and financial services, competition and changes in the quality or composition of loan and investment portfolios of the Company. Other factors that could cause future results to vary from current management expectations include changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in the Company’s other filings with the Securities and Exchange Commission.

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

Critical Accounting Policies

Our accounting policies are integral to understanding the results reported. We consider accounting policies that require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. At March 31, 2022, we consider the determination of the allowance for credit losses on loans, individually evaluating loans, calculating the allowance of credit losses on acquired loans, accounting for business combinations and the valuation of goodwill and identifiable intangible assets to be our critical accounting policies. Reference is made to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021, for a description of the Company’s critical accounting policies.

Comparison of Financial Condition at March 31, 2022 and June 30, 2021

Executive Summary. Total assets increased $106.2 million to $7.39 billion at March 31, 2022 from $7.28 billion at June 30, 2021. The increase primarily reflected an increase in net loans receivable, partially offset by a decrease in investment securities.

Investment Securities. Investment securities available for sale decreased $150.8 million to $1.53 billion at March 31, 2022, from $1.68 billion at June 30, 2021. This decrease was largely the result of principal repayments of $280.5 million and a fair value decrease of $74.0 million, partially offset by security purchases of $206.1 million. Investment securities held to maturity increased $83.7 million to $121.9 million at March 31, 2022 from $38.1 million at June 30, 2021. This increase was largely the result of security purchases of $86.4 million, partially offset by principal repayments of $2.6 million.

Additional information regarding our investment securities at March 31, 2022 and June 30, 2021 is presented in Note 4 to the unaudited consolidated financial statements.

Loans Held-for-Sale. Loans held-for-sale totaled $2.8 million at March 31, 2022 as compared to $16.5 million at June 30, 2021 and are reported separately from the balance of net loans receivable. During the nine months ended March 31, 2022, $165.5 million of residential mortgage loans were sold, resulting in a gain on sale of $2.3 million.

Net Loans Receivable. Net loans receivable increased $166.1 million, or 3.5%, to $4.96 billion at March 31, 2022 from $4.79 billion at June 30, 2021. Detail regarding the change in the loan portfolio, by loan segment, is presented below:

	March 31,	June 30,	Increase/
	2022	2021	(Decrease)
	(In Thousands)
Commercial loans:
Multi-family mortgage	$2,076,003	$2,039,260	$36,743
Nonresidential mortgage	1,085,988	1,079,444	6,544
Commercial business	169,551	168,951	600
Construction	121,137	93,804	27,333
Total commercial loans	3,452,679	3,381,459	71,220

One- to four-family residential mortgage	1,527,980	1,447,721	80,259

Consumer loans:
Home equity loans	41,501	47,871	(6,370)
Other consumer	2,755	3,259	(504)
Total consumer loans	44,256	51,130	(6,874)

Total loans	5,024,915	4,880,310	144,605

Unaccreted yield adjustments	(21,714)	(28,916)	7,202
Allowance for credit losses	(43,860)	(58,165)	14,305

Net loans receivable	$4,959,341	$4,793,229	$166,112

Commercial loan origination volume for the nine months ended March 31, 2022 totaled $834.0 million, comprised of $667.1 million of commercial mortgage loan originations, $105.5 million of commercial business loan originations and construction loan disbursements of $61.4 million. Commercial loan origination volume was augmented with the funding of purchased commercial mortgage loans totaling $55.8 million.

One- to four-family residential mortgage loan origination volume for the nine months ended March 31, 2022, excluding loans held-for-sale, totaled $262.7 million and was augmented with the funding of purchased loans totaling $56.5 million. Home equity loan and line of credit origination volume for the same period totaled $13.5 million.

Loan-to-value (“LTV”) ratios are based on current period loan balances and original appraised values at the time of origination unless a current appraisal has been obtained as a result of the loan being deemed collateral dependent and individually analyzed. The following table sets forth the composition of our real estate secured loans indicating the LTV, by loan category, at March 31, 2022 and June 30, 2021:

	March 31, 2022		June 30, 2021
	Balance	LTV	Balance	LTV
	(Dollars in Thousands)
Commercial mortgage loans:
Multi-family mortgage	$2,076,003	64%	$2,039,260	64%
Nonresidential mortgage	1,085,988	54%	1,079,444	54%
Construction	121,137	59%	93,804	61%
Total commercial mortgage loans	3,283,128	61%	3,212,508	61%

One- to four-family residential mortgage	1,527,980	61%	1,447,721	59%

Consumer loans:
Home equity loans	41,501	46%	47,871	47%

Total mortgage loans	$4,852,609	61%	$4,708,100	60%

Additional information about our loans at March 31, 2022 and June 30, 2021 is presented in Note 5 to the unaudited consolidated financial statements.

Nonperforming Assets and TDRs. Nonperforming assets increased by $1.1 million to $81.0 million, or 1.10% of total assets at March 31, 2022, from $79.9 million, or 1.10% of total assets at June 30, 2021. At March 31, 2022, we had accruing TDRs totaling $8.5 million, an increase of $2.3 million from $6.2 million at June 30, 2021. At March 31, 2022, we had non-accrual TDRs totaling $23.2 million, an increase of $11.6 million from $11.6 million at June 30, 2021.

Based on Section 4013 of the CARES Act, the 2021 Consolidated Appropriations Act and related regulatory guidance promulgated by federal banking regulators, qualifying loan modifications made in response to the COVID-19 pandemic, including short-term payment deferrals, were not considered to be TDRs. We had no active payment deferrals that were not considered TDRs as of March 31, 2022. We had active payment deferrals, which were not considered TDRs, of $5.6 million as of June 30, 2021.

Additional information about our nonperforming loans and TDRs at March 31, 2022 and June 30, 2021 is presented in Note 5 to the unaudited consolidated financial statements.

Allowance for Credit Losses (“ACL”). At March 31, 2022, the ACL totaled $43.9 million, or 0.87% of total loans, reflecting a decrease of $14.3 million from $58.2 million, or 1.19% of total loans, at June 30, 2021. The decrease during the nine months ended March 31, 2022 was largely attributable to a provision for credit losses reversal of $11.7 million, primarily driven by continued improvement in our economic forecast, a reduction in the expected life of various segments of the loan portfolio and a net reduction in reserves on loans individually evaluated for impairment. Also contributing to this decrease were net charge-offs of $2.6 million, which had been individually reserved for within the ACL at June 30, 2021.

Additional information about our ACL at March 31, 2022 and June 30, 2021 is presented in Note 6 to the unaudited consolidated financial statements.

Other Assets. The aggregate balance of other assets, including premises and equipment, FHLB stock, interest receivable, goodwill, core deposit intangibles, bank owned life insurance, deferred income taxes, OREO and other assets, increased $26.3 million to $717.4 million at March 31, 2022 from $691.2 million at June 30, 2021. The increase in the balance of these other assets during the nine months ended March 31, 2022 largely reflected a $32.2 million increase in the fair value of our derivatives portfolio. The remaining change generally reflected normal operating fluctuations within these line items.

Deposits. Total deposits increased $43.4 million, or 0.8%, to $5.53 billion at March 31, 2022 from $5.49 billion at June 30, 2021. The increase in deposits largely reflected growth in core non-maturity deposits, which was partially offset by the controlled run-off of time deposits. The following table sets forth the distribution of, and changes in, deposits, by type, for the periods indicated:

	March 31,	June 30,	Increase/
	2022	2021	(Decrease)
	(In Thousands)
Non-interest-bearing deposits	$621,954	$593,718	$28,236

Interest-bearing deposits:
Interest-bearing demand	2,154,488	1,902,478	252,010
Savings	1,088,974	1,111,364	(22,390)
Certificates of deposit	1,663,246	1,877,746	(214,500)
Interest-bearing deposits	4,906,708	4,891,588	15,120
Total deposits	$5,528,662	$5,485,306	$43,356

Additional information about our deposits at March 31, 2022 and June 30, 2021 is presented in Note 7 to the unaudited consolidated financial statements.

Borrowings. The balance of borrowings increased by $165.3 million to $851.2 million at March 31, 2022 from $685.9 million at June 30, 2021.

Additional information about our borrowings at March 31, 2022 and June 30, 2021 is presented in Note 8 to the unaudited consolidated financial statements.

Other Liabilities. The balance of other liabilities, including advance payments by borrowers for taxes and other miscellaneous liabilities, decreased $14.8 million to $54.8 million at March 31, 2022 from $69.6 million at June 30, 2021. The decrease in these other liabilities largely reflected the payment of a $12.5 million loan participation liability which was outstanding at June 30, 2021. The remaining change in the balance of these other liabilities generally reflected normal operating fluctuations during the period.

Stockholders’ Equity. Stockholders’ equity decreased $87.8 million to $955.2 million at March 31, 2022 from $1.04 billion at June 30, 2021. The decrease in stockholders’ equity during the nine months ended March 31, 2022 largely reflected share repurchases totaling $96.0 million and cash dividends totaling $23.0 million. In addition, accumulated other comprehensive (loss) income decreased $29.1 million due primarily to a decline in the fair value of our available for sale securities, partially offset by an increase in the fair value of our derivatives portfolio. These decreases were partially offset by net income of $56.2 million.

Book value per share increased by $0.16 to $13.37 at March 31, 2022 while tangible book value per share decreased by $0.11 to $10.38 at March 31, 2022.

On September 22, 2021, we announced the authorization of a new stock repurchase plan, which authorized the repurchase of up to 7,602,021 shares, or 10% of the shares then outstanding. During the quarter ended March 31, 2022, we repurchased 2,019,625 shares of common stock at a cost of $27.0 million, or $13.35 per share. Through March 31, 2022, we repurchased a total of 4,522,301 shares, or 59.5% of the shares authorized for repurchase under the current repurchase program, at a total cost of $59.6 million or $13.18 per share.

Comparison of Operating Results for the Quarter Ended March 31, 2022 and March 31, 2021

Net Income. Net income for the quarter ended March 31, 2022 was $17.7 million, or $0.25 per diluted share, compared to $16.4 million, or $0.20 per diluted share for the quarter ended March 31, 2021. The increase in net income reflected a decrease in the provision for credit losses, partially offset by a decrease in net interest income, a decrease in non-interest income, an increase in non-interest expense and an increase in income tax expense.

Net Interest Income. Effective July 1, 2021, loan prepayment penalty income was reclassified to interest income on loans. Previously, loan prepayment penalty income was recorded within non-interest income. Interest income and non-interest income for all periods presented reflect this reclassification.

Net interest income decreased by $756,000 to $47.7 million for the quarter ended March 31, 2022 compared to $48.5 million for the quarter ended March 31, 2021. The decrease between the comparative periods resulted from a decrease of $4.6 million in interest income, partially offset by a decrease of $3.8 million in interest expense. Included in net interest income for the quarters ended March 31, 2022 and March 31, 2021, respectively, was purchase accounting accretion of $1.9 million and $4.8 million and loan prepayment penalty income of $1.3 million and $852,000.

Net interest margin increased one basis point to 2.89% for the quarter ended March 31, 2022, from 2.88% for the quarter ended March 31, 2021 and reflected a decrease in the average cost of interest-bearing liabilities that was partially offset by a decrease in the average yield on interest-earning assets.

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

	For the Three Months Ended March 31,
	2022			2021
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$4,850,236	$45,846	3.78%	$4,816,592	$50,159	4.17%
Taxable investment securities (2)	1,620,996	8,024	1.98	1,674,223	7,891	1.89
Tax-exempt securities (2)	55,390	316	2.28	73,573	410	2.23
Other interest-earning assets (3)	79,644	415	2.08	169,291	705	1.67
Total interest-earning assets	6,606,266	54,601	3.31	6,733,679	59,165	3.51
Non-interest-earning assets	601,684			617,440
Total assets	$7,207,950			$7,351,119

Interest-bearing liabilities:
Interest-bearing demand	$2,133,977	$1,166	0.22	$1,831,617	$1,558	0.34
Savings	1,088,351	274	0.10	1,084,981	557	0.21
Certificates of deposit	1,650,048	2,125	0.52	1,904,234	4,555	0.96
Total interest-bearing deposits	4,872,376	3,565	0.29	4,820,832	6,670	0.55
Borrowings	684,478	3,309	1.93	865,690	4,012	1.85
Total interest-bearing liabilities	5,556,854	6,874	0.49	5,686,522	10,682	0.75
Non-interest-bearing liabilities (4)	673,607			582,036
Total liabilities	6,230,461			6,268,558
Stockholders' equity	977,489			1,082,561
Total liabilities and stockholders' equity	$7,207,950			$7,351,119

Net interest income		$47,727			$48,483
Interest rate spread (5)			2.82%			2.76%
Net interest margin (6)			2.89%			2.88%
Ratio of interest-earning assets to interest-bearing liabilities	1.19			1.18

(1)
Loans held-for-sale and non-accruing loans have been included in loans receivable and the effect of such inclusion was not material. Allowance for credit losses has been included in non-interest-earning assets.
(2)
Fair value adjustments have been excluded in the balances of interest-earning assets.
(3)
Includes interest-bearing deposits at other banks and FHLB of New York capital stock.
(4)
Includes average balances of non-interest-bearing deposits of $624.2 million and $525.0 million for the quarter ended March 31, 2022, and 2021, respectively.
(5)
Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(6)
Net interest margin represents net interest income as a percentage of average interest-earning assets.

Provision for Credit Losses. The provision for credit losses decreased $5.0 million to a provision for credit losses reversal of $3.9 million for the quarter ended March 31, 2022, compared to a provision for credit losses of $1.1 million for the quarter ended March 31, 2021. The provision reversal for the quarter ended March 31, 2022 was largely attributable to continued improvement in our economic forecast. In addition, there was a net reduction in reserves on individually evaluated loans primarily related to improved collateral values. By comparison, the provision for the quarter ended March 31, 2021 was largely attributable to increases in qualitative factors associated with the impact of COVID-19 on economic conditions and an increase in reserves on individually evaluated loans of $4.2 million, partially offset by a release of reserves within the one- to four-family residential segment, reflecting the improved credit risk outlook for that asset class.

Additional information regarding the ACL and the associated provisions recognized during the quarters ended March 31, 2022 and 2021 is presented in Note 6 to the unaudited consolidated financial statements as well as the Comparison of Financial Condition at March 31, 2022 and June 30, 2021.

Non-Interest Income. Total non-interest income decreased $1.4 million to $3.2 million for the quarter ended March 31, 2022.

Fees and service charges increased $144,000 to $617,000 for the quarter ended March 31, 2022. The increase primarily reflected increases in various deposit-related and loan-related fees and charges.

Gain on sale of loans decreased $567,000 to $376,000 for the quarter ended March 31, 2022. The decrease in loan sale gains largely reflected a lower average sales price of loans sold and a decrease in the volume of loans sold between comparative periods largely attributable to increases in market interest rates.

Other non-interest income decreased $956,000 to $238,000 for the quarter ended March 31, 2022. The decrease in other non-interest income primarily reflected $837,000 of non-recurring gains on asset disposals recognized in the prior comparative period for which no such gains were recorded in the current period.

The remaining changes in the other components of non-interest income between comparative periods generally reflected normal operating fluctuations within those line items.

Non-Interest Expense. Total non-interest expense increased $807,000 to $30.6 million for the quarter ended March 31, 2022.

Salaries and employee benefits increased $2.2 million to $19.2 million for quarter ended March 31, 2022. This increase was largely due to the impact of staff additions, annual merit increases, increases in benefit plan expense, including employee medical, post-retirement plan and ESOP expense, and an increase in incentive payments tied to loan origination volume. Partially offsetting these increases was a decrease in stock-based compensation expense.

Director compensation decreased $408,000 to $340,000 for the quarter ended March 31, 2022. This decrease primarily reflected a decline in director-related stock-based compensation expense.

Other non-interest expense decreased $734,000 to $3.1 million for the quarter ended March 31, 2022. This decrease was primarily attributable to the reversal of provision for credit losses on off-balance sheet credit exposures and a decrease in loan expenses. The decrease was also attributable to non-recurring asset impairment charges of $375,000 related to branch consolidation activity recognized during the prior comparative quarter.

The remaining changes in the other components of non-interest expense between comparative periods generally reflected normal operating fluctuations within those line items.

Provision for Income Taxes. Provision for income taxes increased $790,000 to $6.5 million for the quarter ended March 31, 2022 from $5.7 million for the quarter ended March 31, 2021.

The increase in income tax expense reflected a higher level of pre-tax net income, as compared to the prior period, resulting in a higher provision for income tax expense.

Effective tax rates for the quarter ended March 31, 2022 and 2021 were 26.9% and 25.9%, respectively.

Comparison of Operating Results for the Nine Months Ended March 31, 2022 and March 31, 2021

Net Income. Net income for the nine months ended March 31, 2022 was $56.2 million, or $0.78 per diluted share, compared to $44.8 million, or $0.53 per diluted share for the nine months ended March 31, 2021. The increase in net income reflected an increase in net interest income, a decrease in the provision for credit losses and a decrease in non-interest expense, partially offset by a decrease in non-interest income and an increase in income tax expense.

Net Interest Income. As noted above, effective July 1, 2021, loan prepayment penalty income was reclassified to interest income on loans. Previously, loan prepayment penalty income was recorded within non-interest income. Interest income and non-interest income for all periods presented reflect this reclassification.

Net interest income increased by $6.8 million to $146.0 million for the nine months ended March 31, 2022 compared to $139.2 million for the nine months ended March 31, 2021. The increase between the comparative periods resulted from a decrease of $19.5 million in interest expense, partially offset by a decrease of $12.7 million in interest income. Included in net interest income, for the nine months ended March 31, 2022 and 2021, respectively, was purchase accounting accretion of $7.4 million and $13.5 million and loan prepayment penalty income of $4.5 million and $2.8 million.

Net interest margin increased 18 basis points to 2.95% for the nine months ended March 31, 2022, from 2.77% for the nine months ended March 31, 2021 and reflected a decrease in the average cost of interest-bearing liabilities that was partially offset by a decrease in the average yield on interest-earning assets.

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

	For the Nine Months Ended March 31,
	2022			2021
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$4,836,189	$141,651	3.91%	$4,882,529	$153,776	4.20%
Taxable investment securities (2)	1,627,160	23,831	1.95	1,521,839	22,934	2.01
Tax-exempt securities (2)	57,411	976	2.27	78,442	1,297	2.20
Other interest-earning assets (3)	81,078	1,261	2.07	228,075	2,406	1.41
Total interest-earning assets	6,601,838	167,719	3.39	6,710,885	180,413	3.58
Non-interest-earning assets	609,996			624,644
Total assets	$7,211,834			$7,335,529

Interest-bearing liabilities:
Interest-bearing demand	$2,037,725	$3,446	0.23	$1,658,437	$5,727	0.46
Savings	1,092,738	896	0.11	1,049,655	2,874	0.37
Certificates of deposit	1,714,448	6,951	0.54	1,930,970	17,778	1.23
Total interest-bearing deposits	4,844,911	11,293	0.31	4,639,062	26,379	0.76
Borrowings	690,372	10,422	2.01	1,020,472	14,865	1.94
Total interest-bearing liabilities	5,535,283	21,715	0.52	5,659,534	41,244	0.97
Non-interest-bearing liabilities (4)	671,935			572,249
Total liabilities	6,207,218			6,231,783
Stockholders' equity	1,004,616			1,103,746
Total liabilities and stockholders' equity	$7,211,834			$7,335,529

Net interest income		$146,004			$139,169
Interest rate spread (5)			2.87%			2.61%
Net interest margin (6)			2.95%			2.77%
Ratio of interest-earning assets to interest-bearing liabilities	1.19			1.19

(1)
Loans held-for-sale and non-accruing loans have been included in loans receivable and the effect of such inclusion was not material. Allowance for credit losses has been included in non-interest-earning assets.
(2)
Fair value adjustments have been excluded in the balances of interest-earning assets.
(3)
Includes interest-bearing deposits at other banks and FHLB of New York capital stock.
(4)
Includes average balances of non-interest-bearing deposits of $619.5 million and $502.0 million for the nine months ended March 31, 2022, and 2021, respectively.
(5)
Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(6)
Net interest margin represents net interest income as a percentage of average interest-earning assets.

Provision for Credit Losses. The provision for credit losses decreased $15.6 million to a provision for credit losses reversal of $11.7 million for the nine months ended March 31, 2022, compared to a provision for credit losses of $3.8 million for the nine months ended March 31, 2021. The provision reversal for the nine months ended March 31, 2022 was largely attributable to a continued improvement in our economic forecast, a reduction in the expected life of various segments of the loan portfolio and a net reduction in reserves on loans individually evaluated for impairment. By comparison, the provision for the nine months ended March 31, 2021, was largely attributable to an increase of $5.7 million in reserves on individually evaluated loans and $5.1 million of provision expense on non-PCD loans acquired in connection with the acquisition of MSB, partially offset by a release of reserves within the one- to four-family residential segment, reflecting the improved credit risk outlook for that asset class and provision for credit losses reversal associated with a decline in balances of loans collectively evaluated for impairment.

Additional information regarding the ACL and the associated provisions recognized during the nine months ended March 31, 2022 and 2021 is presented in Note 6 to the unaudited consolidated financial statements as well as the Comparison of Financial Condition at March 31, 2022 and June 30, 2021.

Non-Interest Income. Total non-interest income decreased $6.4 million to $11.1 million for the nine months ended March 31, 2022.

Fees and service charges increased $448,000 to $1.9 million for the nine months ended March 31, 2022. The increase primarily reflected increases in loan-related and deposit-related fees and charges.

Gain on sale and call of securities reflected a net gain of $4,000 during the nine months ended March 31, 2022 compared to a net gain of $454,000 recorded during the earlier comparative period.

Gain on sale of loans decreased $2.9 million to $2.4 million for the nine months ended March 31, 2022. The decrease in loan sale gains largely reflected a decrease in the volume of loans sold between comparative periods and a lower average sales price of loans sold.

Bargain purchase gain recognized in the prior comparative period in connection with our acquisition of MSB was $3.1 million. No such gain was recorded in the current period.

Other non-interest income decreased $413,000 to $938,000 for the nine months ended March 31, 2022. The decrease primarily reflected a $356,000 non-recurring gain on asset disposals recognized in the current period compared to $837,000 of non-recurring gains on asset disposals recorded in the prior period.

The remaining changes in the other components of non-interest income between comparative periods generally reflected normal operating fluctuations within those line items.

Non-Interest Expense. Total non-interest expense decreased $1.8 million to $92.1 million for the nine months ended March 31, 2022.

Salaries and employee benefits increased $4.9 million to $55.9 million for the nine months ended March 31, 2022. This increase was largely due to the impact of staff additions, annual merit increases, increases in benefit plan expense, including employee medical, post-retirement plan and ESOP expense, and an increase in incentive payments tied to loan origination volume. Partially offsetting these increases was a decrease in stock-based compensation expense.

Net occupancy expense of premises increased $1.3 million to $10.9 million for the nine months ended March 31, 2022. This increase was primarily due to non-recurring expenses of $1.3 million related to the consolidation of three retail branch locations, $250,000 related to facility repairs made in connection with damage incurred during Tropical Storm Ida and $187,000 related to the closure of a leased office facility acquired in conjunction with the MSB acquisition.

Director compensation decreased $452,000 to $1.8 million for the nine months ended March 31, 2022. This decrease primarily reflected a decline in director-related stock-based compensation expense.

Merger-related expenses, associated with our acquisition of MSB, totaled $4.3 million for the nine months ended March 31, 2021 for which no such costs were recorded in the current period.

Debt extinguishment expenses totaled $796,000 for the nine months ended March 31, 2021 for which no such costs were recorded in the current period.

Other non-interest expense decreased $2.4 million to $9.1 million for the nine months ended March 31, 2022. This decrease was primarily attributable to the reversal of provision for credit losses on off-balance sheet credit exposures and a decrease in loan expenses. The decrease was also attributable to non-recurring asset impairment charges related to branch consolidation activity of $420,000 in the current period compared to $722,000 during the prior period.

The remaining changes in the other components of non-interest expense between comparative periods generally reflected normal operating fluctuations within those line items.

Provision for Income Taxes. Provision for income taxes increased $6.4 million to $20.6 million for the nine months ended March 31, 2022, from $14.2 million for the nine months ended March 31, 2021.

The increase in income tax expense reflected a higher level of pre-tax net income, as compared to the prior period, resulting in a higher provision for income tax expense. The increase also reflected the effects of various non-recurring items recorded in conjunction with our acquisition of MSB, recorded in the prior comparative period, including non-deductible merger related expenses, which were partially offset by a non-taxable bargain purchase gain. The change in income tax expense also reflected the reversal of a valuation allowance totaling $535,000 which was associated with the realization of a capital loss carryforward recorded in the prior comparative period for which no such amount was recorded in the current period.

Effective tax rates for the nine months ended March 31, 2022 and 2021 were 26.8% and 24.1%, respectively. The effective tax rate for the prior comparative period reflected the effects of various non-recurring items recorded in conjunction with our acquisition of MSB and reversal of a valuation allowance, as noted above.

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

At March 31, 2022, liquidity included $62.4 million of short-term cash and equivalents supplemented by $1.53 billion of investment securities classified as available for sale. In addition, as of March 31, 2022, we had the capacity to borrow additional funds totaling $2.38 billion and $312.5 million from the FHLB of New York and FRB, respectively, without pledging additional collateral. As of that same date, we also had access to unsecured overnight borrowings with other financial institutions totaling $950.0 million of which $310.0 million was outstanding.

At March 31, 2022, we had outstanding commitments to originate and purchase loans totaling approximately $198.1 million while such commitments totaled $192.8 million at June 30, 2021. As of those same dates, our pipeline of loans held for sale included $16.0 million and $48.4 million, respectively, of loans in process whose terms included interest rate locks to borrowers that were paired with a non-binding, best-efforts commitment to sell the loan to a buyer at a fixed price and within a predetermined timeframe after the sale commitment is established.

Construction loans in process and unused lines of credit were $88.2 million and $165.8 million, respectively, at March 31, 2022 compared to $138.3 million and $181.1 million, respectively, at June 30, 2021. We are also subject to the contingent liabilities resulting from letters of credit whose outstanding balances totaled $180,000 and $739,000, at March 31, 2022 and June 30, 2021, respectively.

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

The following table sets forth the Bank’s capital position at March 31, 2022 and June 30, 2021, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At March 31, 2022
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$668,961	14.14%	$378,457	8.00%	$473,071	10.00%
Tier 1 capital (to risk-weighted assets)	641,798	13.57%	283,843	6.00%	378,457	8.00%
Common equity tier 1 capital (to risk-weighted assets)	641,798	13.57%	212,882	4.50%	307,496	6.50%
Tier 1 capital (to adjusted total assets)	641,798	9.14%	280,960	4.00%	351,200	5.00%

	At June 30, 2021
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$761,883	17.22%	$353,970	8.00%	$442,462	10.00%
Tier 1 capital (to risk-weighted assets)	726,737	16.42%	265,477	6.00%	353,970	8.00%
Common equity tier 1 capital (to risk-weighted assets)	726,737	16.42%	199,108	4.50%	287,600	6.50%
Tier 1 capital (to adjusted total assets)	726,737	10.23%	284,114	4.00%	355,142	5.00%

The following table sets forth the Company’s capital position at March 31, 2022 and June 30, 2021, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At March 31, 2022
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$802,929	16.97%	$378,574	8.00%
Tier 1 capital (to risk-weighted assets)	775,766	16.39%	283,931	6.00%
Common equity tier 1 capital (to risk-weighted assets)	775,766	16.39%	212,948	4.50%
Tier 1 capital (to adjusted total assets)	775,766	11.04%	281,055	4.00%

	At June 30, 2021
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$872,823	19.65%	$355,274	8.00%
Tier 1 capital (to risk-weighted assets)	837,677	18.86%	266,456	6.00%
Common equity tier 1 capital (to risk-weighted assets)	837,677	18.86%	199,842	4.50%
Tier 1 capital (to adjusted total assets)	837,677	11.76%	284,877	4.00%

In March 2020, the federal banking agencies announced an interim final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL. The interim final rule provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss method, followed by a three-year transition period established in the previous rule (five-year transition option). We have adopted the capital transition relief over the permissible five-year period.

Off-Balance Sheet Arrangements

In the normal course of our business of investing in loans and securities we are a party to financial instruments with off-balance-sheet risk. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to extend credit to meet the financing needs of our customers. We had no significant off-balance sheet commitments for capital expenditures as of March 31, 2022.

Recent Accounting Pronouncements

For a discussion of the expected impact of recently issued accounting pronouncements that we have yet to adopt, please refer to Note 3 to the unaudited consolidated financial statements.

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

With regard to capital, our internal interest rate risk analysis calculates the sensitivity of our Economic Value of Equity (“EVE”) to movements in interest rates. EVE represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities adjusted for the value of off-balance sheet instruments. EVE attempts to quantify our economic value using a discounted cash flow methodology. The degree to which our EVE changes for any hypothetical interest rate scenario from its base case measurement is a reflection of our sensitivity to interest rate risk.

For both earnings and capital at risk, our interest rate risk analysis calculates a base case scenario that assumes no change in interest rates. The model then measures changes throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve up and down 100, 200 and 300 basis points with additional scenarios modeled where appropriate. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates. The relatively low level of interest rates prevalent at March 31, 2022 and June 30, 2021 precluded the modeling of certain falling rate scenarios.

The following tables present the results of our internal EVE and NII analyses as of March 31, 2022 and June 30, 2021, respectively:

	March 31, 2022
			1 to 12 Months		13 to 24 Months
Change in Interest Rates	$ Amount of EVE	% Change in EVE	$ Amount of NII	% Change in NII	$ Amount of NII	% Change in NII
	(Dollars in Thousands)
+300 bps	1,139,213	(11.91)%	182,874	(10.70)%	216,395	3.42%
+200 bps	1,191,919	(7.84)%	189,586	(7.43)%	213,631	2.10%
+100 bps	1,261,373	(2.47)%	199,005	(2.83)%	213,632	2.10%
0 bps	1,293,258	-	204,792	-	209,236	-
-100 bps	1,244,971	(3.73)%	196,007	(4.29)%	190,088	(9.15)%

	June 30, 2021
			1 to 12 Months		13 to 24 Months
Change in Interest Rates	$ Amount of EVE	% Change in EVE	$ Amount of NII	% Change in NII	$ Amount of NII	% Change in NII
	(Dollars in Thousands)
+300 bps	1,083,847	(8.82)%	175,830	(8.38)%	196,307	4.11%
+200 bps	1,132,915	(4.69)%	182,089	(5.12)%	195,756	3.82%
+100 bps	1,176,890	(0.99)%	187,961	(2.06)%	194,543	3.17%
0 bps	1,188,656	-	191,908	-	188,559	-
-100 bps	1,071,463	(9.86)%	181,645	(5.35)%	169,447	(10.14)%

At March 31, 2022, our interest rate risk analysis was impacted by $310.0 million of overnight borrowings, compared to $20.0 million of overnight borrowings at June 30, 2021. This increased level of overnight borrowings resulted in a relatively greater level of interest rate sensitivity in the rising rate shock scenarios and does not reflect any future actions we may take to replace or extend the maturity of these borrowings.

There are numerous internal and external factors that may contribute to changes in our EVE and its sensitivity. Changes in the composition and allocation of our balance sheet, or utilization of off-balance sheet instruments such as derivatives, can significantly alter the exposure to interest rate risk as quantified by the changes in the EVE sensitivity measures. Changes to certain external factors, most notably changes in the level of market interest rates and overall shape of the yield curve, can also alter the projected cash flows of our interest-earning assets and interest-costing liabilities and the associated present values thereof.

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

During the quarter ended March 31, 2022, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. Legal Proceedings

At March 31, 2022, neither the Company nor the Bank were involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

ITEM 1A. Risk Factors

There have been no material changes to the Risk Factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2021, previously filed with the Securities and Exchange Commission.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

The following table reports information regarding repurchases of the Company’s common stock during the quarter ended March 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2022	599,585	$13.49	599,585	4,499,760
February 1-28, 2022	751,431	$13.37	751,431	3,748,329
March 1-31, 2022	668,609	$13.21	668,609	3,079,720

Total	2,019,625	$13.35	2,019,625	3,079,720

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

10.1	Kearny Bank Amended and Restated Change in Control Severance Pay Plan
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

KEARNY FINANCIAL CORP.

Date: May 6, 2022	By:	/s/ Craig L. Montanaro
Craig L. Montanaro
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2022	By:	/s/ Keith Suchodolski
Keith Suchodolski
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)