Form 10-K
period 2022-06-30
Kearny Financial Corp.
filed 2022-08-26
CIK 1617242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2022

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

The aggregate market value of the voting and non-voting common equity held by non‑affiliates of the Registrant on December 31, 2021 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $866.9 million. Solely for purposes of this calculation, shares held by directors, executive officers and greater than 10% stockholders are treated as shares held by affiliates.

As of August 19, 2022 there were outstanding 68,226,775 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the definitive Proxy Statement for the Registrant’s 2022 Annual Meeting of Stockholders. (Part III)

KEARNY FINANCIAL CORP.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 30, 2022

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

General

Kearny Financial Corp. (the “Company,” or “Kearny Financial”), is a Maryland corporation that is the holding company for Kearny Bank (the “Bank” or “Kearny Bank”), a nonmember New Jersey-chartered savings bank.

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

The Company’s primary business is the ownership and operation of the Bank. The Bank is principally engaged in the business of attracting deposits from the general public in New Jersey and New York and using these deposits, together with other funds, to originate or purchase loans for its portfolio and for sale into the secondary market. Our loan portfolio is primarily comprised of loans collateralized by commercial and residential real estate augmented by secured and unsecured loans to businesses and consumers. We also maintain a portfolio of investment securities, primarily comprised of U.S. agency mortgage-backed securities, obligations of state and political subdivisions, corporate bonds, asset-backed securities and collateralized loan obligations.

We operate from our administrative headquarters in Fairfield, New Jersey and other administrative locations throughout the state of New Jersey. As of June 30, 2022, we had 45 branch offices. The Company maintains a website at www.kearnybank.com. We make available through that website, free of charge, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports and proxy materials as soon as is reasonably practicable after the Company electronically files those materials with, or furnishes them to, the Securities and Exchange Commission. You may access these materials by following the links under “Investor Relations” under the “Financial Information” tab at the Company’s website. Information on the Company’s website is not and should not be considered a part of this Annual Report on Form 10-K.

Acquisition of MSB Financial Corp. (“MSB”)

On July 10, 2020, we completed our acquisition of MSB and its subsidiary, Millington Bank. In accordance with the merger agreement, approximately $9.8 million in cash and 5,853,811 shares of Company common stock were distributed to former MSB shareholders in exchange for their shares of MSB common stock. As a result of the merger, we acquired loans with fair values totaling $530.2 million, assumed deposits with fair values totaling $460.2 million and acquired four branch offices located in Somerset and Morris counties. The application of the acquisition method of accounting resulted in the recognition of bargain purchase gain of $3.1 million and a core deposit intangible of $690,000.

Impact of COVID-19 Pandemic

During the year ended June 30, 2022, COVID-19 continued to impact the U.S. and global economy in a variety of ways. We continue to monitor developments related to COVID-19, including, but not limited to, its impact on our employees, clients, communities and results of operations.

Employee Matters. As the COVID-19 pandemic initially unfolded, and stay-at-home orders were mandated by government officials, many of our non-branch personnel transitioned to working remotely or in a hybrid-remote environment. Through June 30, 2022, many of our non-branch personnel have continued to work in a hybrid-remote fashion. Our information technology infrastructure has afforded us the ability to work remotely with little interruption as we continue to service the needs of our clients. For those essential employees who are unable to work from home, we have provided personal protective equipment and have established procedures and guidelines to ensure a safe working environment.

Retail Branches. At the outset of the pandemic we modified our branch hours and access to ensure the safety of our employees and clients. Where possible, branch lobbies were initially transitioned to appointment-only access, with the majority of branch operations being conducted via our drive-up windows. As certain branches did not have drive-up capabilities or suitable alternatives, we temporarily closed certain locations. In the months following, and in accordance with the protocols recommended by the Centers for Disease Control and Prevention (“CDC”), we have outfitted our branches with protective barriers and continued to provide our staff with personal protective equipment. As of June 30, 2022, all of our branches were fully operational.

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

The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program. As part of this program the SBA guarantees 100% of the PPP loans made to eligible borrowers. As a qualified SBA lender, the Bank was automatically authorized to originate PPP loans. As of June 30, 2022 we had four loans with total outstanding balances of $396,000 under the PPP.

Based on Section 4013 of the CARES Act, the 2021 Consolidated Appropriations Act and related regulatory guidance promulgated by federal banking regulators, qualifying loan modifications, including short-term payment deferrals, are not considered to be TDRs. At June 30, 2022, we did not have any active COVID-19 payment deferrals that were not considered to be TDRs.

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

Business Strategy

In recent years we have evolved our business model from that of a traditional thrift into that of a full-service community bank. This evolution has been accomplished by growing our commercial loans and deposits, expanding our product and service offerings, de-novo branching and the acquisition of other financial institutions. During this time, our strategy has been largely focused on profitably deploying capital and enhancing earnings through a variety of balance sheet growth and diversification strategies. The key components of our business strategy are as follows:

•
Maintain Robust Capital and Liquidity Levels

As demonstrated by the June 30, 2022 Tier 1 Leverage ratios of the Company and the Bank of 10.14% and 8.70%, respectively, we currently maintain, and plan to continue to maintain, capital levels in excess of regulatory minimums and internal capital adequacy guidelines.

In addition to our robust capital levels, we maintain significant sources of both on- and off-balance sheet liquidity and plan to continue to do so. At June 30, 2022, our liquid assets included $101.6 million of short-term cash and equivalents supplemented by $1.34 billion of investment securities classified as available for sale which can be readily sold or pledged as collateral, if necessary. In addition, we had the capacity to borrow additional funds totaling $975.0 million via unsecured overnight borrowings from other financial institutions and $2.04 billion and $303.9 million from the Federal Home Loan Bank of New York and FRB, respectively, without pledging additional collateral.

•
Grow and Diversify Our Retail Non-Maturity Deposits

We plan to continue to focus on growing and diversifying our retail non-maturity deposit base with an emphasis on growth in core non-maturity deposits and, in particular, non-interest bearing deposits. In addition, we plan to focus on growth in commercial deposits. During fiscal 2022, we successfully grew core non-maturity deposits by $365.1 million, including non-interest-bearing deposit growth of $60.2 million.

•
Grow and Diversify Our Loan Portfolio

We plan to continue focusing on growing and diversifying our loan portfolio with a particular emphasis on growth in the commercial real estate, commercial business and construction loan segments. Our focus, as it relates to new loan originations, will continue to be on high quality loans with strong sponsors and favorable credit metrics.

•
Leverage Our Residential Mortgage Banking Infrastructure

We plan to continue to leverage the flexibility of our mortgage banking infrastructure to support the origination of residential mortgage loans for sale into the secondary market or to supplement our loan growth initiatives based on market conditions and loan growth targets. In the long-term, we anticipate that residential mortgage loan origination and sale activity will continue to support our non-interest income, while also serving to help manage our exposure to interest rate risk through the sale of longer-duration, fixed-rate loans into the secondary market.

•
Optimize Our Branch Network

At June 30, 2022, we had a total of 45 branches. We plan to selectively evaluate branch network expansion opportunities while continuing to place strategic emphasis on leveraging the opportunities to increase market share and expand the depth and breadth of client relationships within our existing branches.

We also plan to continue to evaluate and optimize the performance of our existing branch network through additional branch consolidations, where appropriate. Such efforts will take into consideration historical branch profitability, market demographic trajectory, geographic proximity of consolidating branches and the expected impact on the Bank’s clients and communities served.

•
Improve Our Operating Efficiency

In recent years, our operating efficiency has improved both organically and via economies of scale gained from merger and acquisition activity. Exclusive of potential future acquisitions, we plan to continue to improve operating efficiency through organic means, such as the increased use of technology and the continual evaluation of branch consolidation opportunities.

•
Continue Our Technology Transformation

In recognition of the ongoing evolution of our business towards digital channels we have invested significant human resources and capital towards enhancing both our internal and client-facing technology systems. Our ongoing technology transformation will impact nearly every area of the Company including the residential and commercial lending functions, retail deposit gathering, risk management and back office operations. In fiscal 2023, we plan to accelerate our digital strategy, spearheaded by the adoption of a cloud-based, best-in-breed digital banking platform, and continue to serve our clients’ needs in an omnichannel environment while expanding our products and services into new markets in an efficient and cost-effective manner.

Market Area. At June 30, 2022, our primary market area consisted of the counties in which we currently operate branches, including Bergen, Essex, Hudson, Middlesex, Monmouth, Morris, Ocean, Passaic, Somerset and Union counties in New Jersey and Kings (Brooklyn) and Richmond (Staten Island) counties in New York. Our lending is concentrated in New Jersey and New York and our predominant sources of deposits are the communities in which our offices are located as well as the neighboring communities.

Competition. We operate in a highly competitive market area with a large concentration of financial institutions and we face substantial competition in attracting deposits and in originating loans. A number of our competitors are significantly larger institutions with greater financial and technological resources and lending limits. Our ability to compete successfully is a significant factor affecting our growth potential and profitability. Our competition for deposits and loans comes primarily from other insured depository institutions located in our primary market area. We also face competition from out-of-market depository institutions operating via online channels and from non-depository institutions including mortgage banks, finance companies, insurance companies, brokerage firms and financial technology companies.

Lending Activities

General. Our loan portfolio is comprised of multi-family mortgage loans, nonresidential mortgage loans, commercial business loans, construction loans, one- to four-family residential mortgage loans, home equity loans and other consumer loans. In recent years our lending strategies have placed increasing emphasis on the origination of commercial loans.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the total portfolio at the dates indicated.

	At June 30,
	2022		2021
	Amount	Percent	Amount	Percent
	(Dollars In Thousands)
Commercial loans:
Multi-family mortgage	$2,409,090	44.31%	$2,039,260	41.79%
Nonresidential mortgage	1,019,838	18.76	1,079,444	22.12
Commercial business	176,807	3.25	168,951	3.46
Construction	140,131	2.58	93,804	1.92
One- to four-family residential mortgage	1,645,816	30.27	1,447,721	29.66
Consumer loans:
Home equity loans	42,028	0.78	47,871	0.98
Other consumer	2,866	0.05	3,259	0.07
Total loans	5,436,576	100.00%	4,880,310	100.00%
Less:
Allowance for credit losses	47,058		58,165
Unaccreted yield adjustments	18,731		28,916
Total adjustments	65,789		87,081

Total loans, net	$5,370,787		$4,793,229

The following table sets forth the composition of our real estate secured loans indicating the loan-to-value (“LTV”), by loan category, at June 30, 2022 and 2021:

	June 30, 2022		June 30, 2021
	Balance	LTV	Balance	LTV
	(Dollars in Thousands)
Commercial mortgage loans:
Multi-family mortgage	$2,409,090	64%	$2,039,260	64%
Nonresidential mortgage	1,019,838	54%	1,079,444	54%
Construction	140,131	61%	93,804	61%
Total commercial mortgage loans	3,569,059	61%	3,212,508	61%

One- to four-family residential mortgage	1,645,816	62%	1,447,721	59%

Consumer loans:
Home equity loans	42,028	46%	47,871	47%

Total mortgage loans	$5,256,903	61%	$4,708,100	60%

Loan Maturity Schedule. The following table sets forth the maturities of our loan portfolio at June 30, 2022. Demand loans, loans having no stated maturity and overdrafts are shown as due in one year or less. Loans are stated in the following table at contractual maturity and actual maturities could differ due to prepayments.

	Amounts Due
	Within One Year	1 to 5 Years	5 to 15 Years	Over 15 Years	Total Due After One Year	Total
	(In Thousands)
Multi-family mortgage	$43,931	$718,154	$1,514,579	$132,426	$2,365,159	$2,409,090
Nonresidential mortgage	98,771	302,804	498,078	120,185	921,067	1,019,838
Commercial business	78,656	34,981	58,400	4,770	98,151	176,807
Construction	102,518	33,966	608	3,039	37,613	140,131
One- to four-family residential mortgage	5,296	37,174	261,128	1,342,218	1,640,520	1,645,816
Home equity loans	508	4,314	25,979	11,227	41,520	42,028
Other consumer	967	496	40	1,363	1,899	2,866
Total loans	$330,647	$1,131,889	$2,358,812	$1,615,228	$5,105,929	$5,436,576

The following table shows the loans as of June 30, 2022 due after June 30, 2023 according to rate type and loan category:

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)
Multi-family mortgage	$1,547,264	$817,895	$2,365,159
Nonresidential mortgage	513,472	407,595	921,067
Commercial business	60,385	37,766	98,151
Construction	801	36,812	37,613
One- to four-family residential mortgage	1,501,319	139,201	1,640,520
Home equity loans	19,431	22,089	41,520
Other consumer	779	1,120	1,899

Total loans	$3,643,451	$1,462,478	$5,105,929

Multi-Family and Nonresidential Real Estate Mortgage Loans. At June 30, 2022, multi-family mortgage loans totaled $2.41 billion, or 44.3% of our loan portfolio, while nonresidential mortgage loans totaled $1.02 billion, or 18.8% of our loan portfolio. We originate commercial mortgage loans on a variety of multi-family and nonresidential property types, including loans on mixed-use properties which combine residential and commercial space. We generally offer fixed-rate and adjustable-rate balloon mortgage loans on multi-family and nonresidential properties with final stated maturities ranging from five to fifteen years with amortization terms which generally range from 15 to 30 years. Our commercial mortgage loans are primarily secured by properties located in New Jersey, New York and the surrounding states.

Commercial Business (C&I) Loans. At June 30, 2022, commercial business loans totaled $176.8 million, or 3.3% of our loan portfolio. We originate commercial term loans and lines of credit to a variety of clients in our market area. Included within our business loan products are loans originated through the SBA, in which we participate as a Preferred Lender. Our non-SBA commercial term loans generally have terms of up to 10 years. Our commercial lines of credit have terms of up to one year and are generally floating-rate loans.

Construction Lending. At June 30, 2022, construction loans totaled $140.1 million, or 2.6% of our loan portfolio. Our construction lending includes loans to individuals, builders or developers for the construction of multi-family residential buildings or commercial real estate or for the construction or renovation of one- to four-family residences. Construction borrowers must hold title to the land free and clear of any liens. Financing for construction loans is limited to 80% of the anticipated appraised value of the completed property. Disbursements are made in accordance with inspection reports by our approved appraisal firms. Terms of financing are generally limited to one year with an interest rate tied to the prime rate and may include a premium of one or more points. In some cases, we convert a construction loan to a permanent mortgage loan upon completion of construction. We have no formal limits as to the number of projects a builder has under construction or development and make a case-by-case determination on loans to builders and developers who have multiple projects under development.

One- to Four-Family Residential Mortgage Loans Held in Portfolio. At June 30, 2022, one- to four-family residential mortgage loans totaled $1.65 billion, or 30.3% of our loan portfolio. At June 30, 2022, $1.53 billion, or 92.9%, of our one- to four-family residential mortgage loans are secured by properties located within New Jersey and New York with the remaining $117.1 million, or 7.1%, secured by properties in other states. The fixed-rate residential mortgage loans that we originate for portfolio generally meet the secondary mortgage market standards of the Federal Home Loan Mortgage Corporation (“Freddie Mac”). In addition, we offer a first-time homebuyer program which provides financial incentives for persons who have not previously owned real estate and are purchasing a one- to four-family property in our primary lending area for use as a primary residence. This program is also available outside these areas, but only to persons who are existing deposit or loan clients of Kearny Bank and/or members of their immediate families.

One- to Four-Family Residential Mortgage Loans Held for Sale. As a complement to our residential one- to four-family portfolio lending activities, we operate a mortgage banking platform which supports the origination of one- to four-family mortgage loans for sale into the secondary market. The loans we originate for sale generally meet the secondary mortgage market standards of Freddie Mac. Such loans are generally originated by, and sourced from, the same resources and markets as those loans originated and held in our portfolio. Our mortgage banking business strategy resulted in the recognition of $2.4 million in gains associated with the sale of $189.1 million of mortgage loans held for sale during the year ended June 30, 2022. As of that date, an additional $7.1 million of loans were held and committed for sale into the secondary market.

At June 30, 2022, in addition to our one- to four-family residential mortgage loans held for sale, our commercial mortgage loans held for sale totaled $21.7 million. These loans were non-accrual loans that were expected to be sold subsequent to June 30, 2022.

Home Equity Loans. At June 30, 2022, home equity loans totaled $42.0 million, or 0.8% of our loan portfolio. Our home equity loans are fixed-rate loans for terms of generally up to 20 years. We also offer fixed-rate and adjustable-rate home equity lines of credit with terms of up to 20 years.

Other Consumer Loans. At June 30, 2022, other consumer loans totaled $2.9 million, or 0.1% of our loan portfolio. Our consumer loan portfolio includes unsecured overdraft lines of credit and personal loans as well as loans secured by savings accounts and certificates of deposit on deposit with the Bank.

Loans to One Borrower. New Jersey law generally limits the amount that a savings bank may lend to a single borrower and related entities to 15% of the institution’s capital funds. Accordingly, as of June 30, 2022, our legal loans to one borrower limit was approximately $100.8 million.

At June 30, 2022, our largest single borrower had an aggregate outstanding loan exposure of approximately $82.8 million comprising one multi-family mortgage loan, three nonresidential real estate mortgage loans and two commercial business loans. Our second largest single borrower had an aggregate outstanding loan exposure of approximately $76.1 million comprising four multi-family mortgage loans and one nonresidential real estate mortgage loan. At June 30, 2022, these lending relationships were current and performing in accordance with the terms of their loan agreements.

Loan Originations, Purchases, Sales and Repayments. The following table shows the principal balances of portfolio loans originated, purchased, acquired and repaid during the periods indicated:

	For the Years Ended June 30,
	2022	2021	2020
	(In Thousands)
Loan originations: (1)
Commercial loans:
Multi-family mortgage	$911,021	$256,223	$193,158
Nonresidential mortgage	231,159	96,238	65,357
Commercial business	140,051	104,628	108,546
Construction	86,448	50,382	7,192
One- to four-family residential mortgage	415,602	553,194	197,825
Consumer loans:
Home equity loans	18,634	15,804	16,396
Other consumer	1,167	1,227	1,312
Total loan originations	1,804,082	1,077,696	589,786
Loan purchases:
Commercial loans:
Multi-family mortgage	55,847	-	2,500
Nonresidential mortgage	-	21,351	53,043
Commercial business	146	251	2,671
One- to four-family residential mortgage	67,396	60,105	15,048
Total loan purchases	123,389	81,707	73,262
Loans acquired from MSB (2)	-	530,693	-
Loan sales: (1)
Commercial business	(1,035)	(44,450)	(470)
Total loans sold	(1,035)	(44,450)	(470)

Loan repayments	(1,343,081)	(1,311,576)	(849,249)
(Decrease) increase due to other items	(5,797)	(1,911)	2,087

Net increase (decrease) in loan portfolio	$577,558	$332,159	$(184,584)

(1) Excludes origination and sales of one- to four-family mortgage loans held for sale.

(2) For information on loans acquired in the MSB acquisition, see Note 3 to the audited consolidated financial statements.

Additional information about our loans is presented in Note 5 to the audited consolidated financial statements.

Loan Approval Procedures and Authority. Senior management recommends, and the Board of Directors approves, our lending policies and loan approval limits. The Bank’s Loan Committee consists of the Chief Executive Officer, Chief Lending Officer, Chief Credit Officer, Chief Risk Officer, Director of Residential Lending, Director of Commercial Real Estate Lending, Director of Commercial & Industrial (C&I) Lending, Senior Credit Officer and Special Assets Manager. Loans which exceed certain thresholds, as defined within our policies, are submitted to the Bank’s Loan Committee and/or Board of Directors for approval.

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

As to mortgage loans, if a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned until it is sold or otherwise disposed of. When other real estate owned is acquired, it is recorded at its fair market value less estimated selling costs. The initial write-down of the property, if necessary, is charged to the allowance for credit losses. Adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines are identified.

Past Due Loans. A loan’s past due status is generally determined based upon its principal and interest (“P&I”) payment delinquency status in conjunction with its past maturity status, where applicable. A loan’s P&I payment delinquency status is based upon the number of calendar days between the date of the earliest P&I payment due and the as of measurement date. A loan’s past maturity status, where applicable, is based upon the number of calendar days between a loan’s contractual maturity date and the as of measurement date. Based upon the larger of these criteria, loans are categorized into the following past due tiers for financial statement reporting and disclosure purposes: Current (including 1-29 days past due), 30-59 days past due, 60-89 days past due and 90 or more days past due.

Additional information about our past due loans is presented in Note 5 to the audited consolidated financial statements.

Nonaccrual Loans. Loans are generally placed on nonaccrual status when contractual payments become 90 or more days past due or when we do not expect to receive all P&I payments owed substantially in accordance with the terms of the loan agreement, regardless of past due status. Loans that become 90 days past due but are well secured and in the process of collection, may remain on accrual status. Nonaccrual loans are generally returned to accrual status when all payments due are brought current and we expect to receive all remaining P&I payments owed substantially in accordance with the terms of the loan agreement. Payments received in cash on nonaccrual loans, including both the principal and interest portions of those payments, are generally applied to reduce the carrying value of the loan.

Purchased Credit Deteriorated Loans (“PCD”). PCD loans are acquired loans that, as of the acquisition date, have experienced a more-than-insignificant deterioration in credit quality since origination. Non-PCD loans are acquired loans that have experienced no or insignificant deterioration in credit quality since origination. To distinguish between the two types of acquired loans, we evaluate risk characteristics that have been determined to be indicators of deteriorated credit quality. The determining criteria may involve loan specific characteristics such as payment status, debt service coverage or other changes in creditworthiness since the loan was originated, while others are relevant to recent economic conditions, such as borrowers in industries impacted by the pandemic. As part of our acquisition of MSB, we acquired PCD loans with a par value of $69.4 million and an allowance for credit losses of $3.9 million. Additional information about our PCD loans is presented in Note 5 to the audited consolidated financial statements.

Nonperforming Assets. The following table provides information regarding our nonperforming assets which are comprised of nonaccrual loans, accruing loans 90 days or more past due, nonaccrual loans held-for-sale and other real estate owned:

	At June 30,
	2022	2021
	(Dollars In Thousands)
Nonaccrual loans (1)	$70,321	$79,767
Accruing loans 90 days or more past due	-	-
Total nonperforming loans	70,321	79,767
Nonaccrual loans held-for-sale	21,745	-
Other real estate owned	178	178
Total nonperforming assets	$92,244	$79,945
Total nonaccrual loans to total loans	1.30%	1.64%
Total nonperforming loans to total loans	1.30%	1.64%
Total nonperforming loans to total assets	0.91%	1.10%
Total nonperforming assets to total assets	1.19%	1.10%

(1) TDRs on accrual status not included above totaled $8.7 million and $6.2 million at June 30, 2022 and 2021.

Total nonperforming assets increased by $12.3 million to $92.2 million at June 30, 2022 from $79.9 million at June 30, 2021. For those same comparative periods, the number of nonperforming loans decreased to 61 loans from 113 loans while there was one property in other real estate owned at June 30, 2022 and 2021, respectively. At June 30, 2022, there were three nonaccrual loans held-for-sale.

At June 30, 2022 and 2021, we had loans with aggregate outstanding balances totaling $22.2 million and $17.8 million, respectively, reported as TDRs.

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

In addition, our loan review system includes functions performed by internal audit and compliance personnel. Internal audit resources perform credit review functions utilizing guidance from regulatory and Institute of Internal Auditors standards in addition to assessing the adequacy of, and adherence to, internal credit policies and loan administration procedures and adherence to regulatory guidance. Our compliance resources monitor adherence to relevant lending-related and consumer protection-related laws and regulations.

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

Additional information about our classification of assets is presented in Note 5 to the audited consolidated financial statements.

The following table discloses our designation of certain loans as special mention or adversely classified during each of the two years presented:

	At June 30,
	2022	2021
	(In Thousands)
Special mention	$12,740	$84,981
Substandard	81,650	95,394
Doubtful	165	516
Total classified loans	$94,555	$180,891

Individually Evaluated Loans. On a case-by-case basis, we may conclude that a loan should be evaluated on an individual basis based on its disparate risk characteristics. When we determine that a loan no longer shares similar risk characteristics with other loans in the portfolio, the allowance will be determined on an individual basis using the present value of expected cash flows or, for collateral-dependent loans, the fair value of the collateral as of the reporting date, less estimated selling costs, as applicable. If the fair value of the collateral is less than the amortized cost basis of the loan, we will establish an allowance for the difference between the fair value of the collateral, less costs to sell, at the reporting date and the amortized cost basis of the loan.

Allowance for Credit Losses - Loans

On July 1, 2020, we adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which replaced the incurred loss methodology with an expected loss methodology, referred to as the “CECL” methodology. See Note 1 to the audited consolidated financial statements for additional information on the adoption of Topic 326. Amounts reported prior to the adoption of ASU 2016-13, continue to be reported in accordance with previously applicable GAAP.

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

Our allowance for credit losses is maintained at a level necessary to cover lifetime expected credit losses in financial assets at the balance sheet date. The following table presents allowance for credit losses ratios, along with the components of their calculation, for the periods indicated:

	At June 30,
	2022	2021
	(Dollars in Thousands)
Allowance for credit losses - loans	$47,058	$58,165
Total loans outstanding	$5,436,576	$4,880,310
Total non-performing loans	$70,321	$79,767
Allowance for credit losses as a percent of total loans outstanding	0.87%	1.19%
Allowance for credit losses to non-performing loans	66.92%	72.92%

The following table presents the ratio of net charge-offs (recoveries) to average loans outstanding by loan category, along with the components of the calculation, for the periods indicated:

	For the Years Ended June 30,
	2022			2021			2020
	Net charge-offs (recoveries)	Average loans outstanding	Net charge- offs as a percent of average loans outstanding	Net charge-offs	Average loans outstanding	Net charge- offs as a percent of average loans outstanding	Net charge-offs (recoveries)	Average loans outstanding	Net charge- offs as a percent of average loans outstanding
	(Dollars in Thousands)
Multi-family mortgage	$1,896	$2,056,595	0.09%	$-	$2,075,450	0.00%	$-	$1,894,548	0.00%
Nonresidential mortgage	1,834	1,036,205	0.18%	80	1,104,052	0.01%	(10)	1,188,862	0.00%
Commercial business	33	190,023	0.02%	1,429	223,518	0.64%	48	79,704	0.06%
Construction	-	105,095	0.00%	-	76,309	0.00%	-	21,050	0.00%
One- to four-family residential mortgage	(147)	1,487,208	-0.01%	9	1,331,779	0.00%	-	1,335,798	0.00%
Home equity loans	(27)	67,849	-0.04%	32	88,961	0.04%	-	90,070	0.00%
Other consumer	-	2,993	0.00%	32	4,048	0.79%	106	4,880	2.17%
Unaccreted yield adjustments	-	(23,568)	0.00%	-	(37,681)	0.00%	-	(46,096)	0.00%
Total	$3,589	$4,922,400	0.07%	$1,582	$4,866,436	0.03%	$144	$4,568,816	0.00%

Our loan portfolio experienced an annualized net charge-off rate of 0.07% for the year ended June 30, 2022, an increase of four basis points from the 0.03% rate for the year ended June 30, 2021.

Allocation of Allowance for Credit Losses on Loans. The following table sets forth the allowance for credit losses (“ACL”) allocated by loan category and the percent of loans in each category to total loans receivable at the dates indicated. The ACL allocated to each category is the estimated amount considered necessary to cover lifetime expected credit losses inherent in any particular category as of the balance sheet date and does not restrict the use of the allowance to absorb losses in other categories.

	At June 30,
	2022		2021
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars In Thousands)
Multi-family mortgage	$25,321	44.31%	$28,450	41.79%
Nonresidential mortgage	10,590	18.76	16,243	22.12
Commercial business	1,792	3.25	2,086	3.46
Construction	1,486	2.58	1,170	1.92
One- to four-family residential mortgage	7,540	30.27	9,747	29.66
Home equity loans	245	0.78	433	0.98
Other consumer	84	0.05	36	0.07
Total	$47,058	100.00%	$58,165	100.00%

At June 30, 2022, the ACL totaled $47.1 million, or 0.87% of total loans, reflecting a decrease of $11.1 million from $58.2 million, or 1.19% of total loans, at June 30, 2021. This decrease was largely attributable to a provision for credit losses reversal of $7.5 million, primarily driven by continued improvement in our economic forecast, a net reduction in reserves on loans individually analyzed for impairment and a reduction in the expected life of various segments of the loan portfolio. Also contributing to this decrease were net charge-offs of $3.6 million.

The ACL at June 30, 2022 is maintained at a level that is management’s best estimate of lifetime expected credit losses inherent in loans at the balance sheet date. The ACL is subject to estimates and assumptions that are susceptible to significant revisions as more information becomes available and as events or conditions effecting individual borrowers and the marketplace as a whole change over time. Additions to the ACL may be necessary if the future economic environment deteriorates from forecasted conditions. In addition, the banking regulators, as an integral part of their examination process, periodically review our loan and foreclosed real estate portfolios, related ACL and valuation allowance for foreclosed real estate. The regulators may require the ACL to be increased based on their review of information available at the time of the examination, which may negatively affect our earnings.

Additional information about the ACL at June 30, 2022 and 2021 is presented in Note 6 to the audited consolidated financial statements.

Investment Securities

At June 30, 2022, our investment securities portfolio totaled $1.46 billion and comprised 18.9% of our total assets. By comparison, at June 30, 2021, our securities portfolio totaled $1.72 billion and comprised 23.5% of our total assets. Additional information about our investment securities at June 30, 2022 is presented in Note 4 to the audited consolidated financial statements.

The year-over-year net decrease in the securities portfolio totaled $252.6 million which largely reflected repayments, sales and calls that were partially offset by purchases. The decrease in the portfolio included a $128.0 million decrease in the fair value of the available for sale securities portfolio to an unrealized loss of $118.0 million at June 30, 2022 from an unrealized gain of $10.0 million at June 30, 2021.

Our investment policy, which is approved by the Board of Directors, is designed to foster earnings and manage cash flows within prudent interest rate risk and credit risk guidelines, taking into consideration our liquidity needs, asset/liability management goals, and performance objectives. Our Chief Executive Officer, Chief Financial Officer, Chief Risk Officer and Treasurer/Chief Investment Officer are the senior management members of our Capital Markets Committee (“CMC”) that are designated by the Board of Directors as the officers primarily responsible for securities portfolio management and all transactions require the approval of at least two of these designated officers.

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

The carrying value of our mortgage-backed securities totaled $785.0 million at June 30, 2022 and comprised 53.7% of total investments and 10.2% of total assets as of that date. We generally invest in mortgage-backed securities issued by U.S. government agencies or government-sponsored entities. Mortgage-backed securities issued or sponsored by U.S. government agencies and government-sponsored entities are guaranteed as to the payment of principal and interest to investors.

The carrying value of our securities representing obligations of state and political subdivisions totaled $49.6 million at June 30, 2022 and comprised 3.4% of total investments and less than 1.0% of total assets as of that date. Such securities primarily included highly-rated, fixed-rate bank-qualified securities representing general obligations of municipalities located within the U.S. or the obligations of their related entities such as boards of education or school districts. Each of our municipal obligations were consistently rated by Moody’s and S&P well above the thresholds that generally support our investment grade assessment with such ratings equaling or exceeding A- or higher by S&P and/or A2 or higher by Moody’s, where rated by those agencies. In the absence of, or as a complement to, such ratings, we rely upon our own internal analysis of the issuer’s financial condition to validate its investment grade assessment.

The carrying value of our asset-backed securities totaled $166.6 million at June 30, 2022 and comprised 11.4% of total investments and 2.2% of total assets as of that date. This category of securities is comprised entirely of structured, floating-rate securities representing securitized federal education loans with 97% U.S. government guarantees. Our securities represent the highest credit-quality tranches within the overall structures with each being rated AA+ or higher by S&P/or Aa1 or higher by Moody’s, where rated by those agencies.

The outstanding balance of our collateralized loan obligations totaled $307.8 million at June 30, 2022 and comprised 21.0% of total investments and 4.0% of total assets as of that date. This category of securities is comprised entirely of structured, floating-rate securities representing securitized commercial loans to large, U.S. corporations. At June 30, 2022, each of our collateralized loan obligations were consistently rated by Moody’s and S&P well above the thresholds that generally support our investment grade assessment with such ratings equaling AAA by S&P and Aaa or by Moody’s, where rated by those agencies.

The carrying value of our corporate bonds totaled $153.4 million at June 30, 2022 and comprised 10.5% of total investments and 2.0% of total assets as of that date. This category of securities is comprised of two floating-rate corporate debt obligations issued by large financial institutions and subordinated debt representing profitable, well-capitalized, small- to mid-sized community banks located mainly in the mid-Atlantic region of the U.S. At June 30, 2022, corporate bonds issued by large financial institutions were consistently rated by Moody’s and S&P well above the thresholds that generally support our investment grade assessment with such ratings equaling or exceeding BB or higher by S&P and/or Baa3 or higher by Moody’s, where rated by those agencies.

Current accounting standards require that debt securities be categorized as held to maturity or available for sale, based on management’s intent as to the ultimate disposition of each security. These standards allow debt securities to be classified as held to maturity and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold these securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, or other similar factors cannot be classified as held to maturity.

We do not currently use or maintain a trading account. Securities not classified as held to maturity are classified as available for sale. These securities are reported at fair value and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as adjustments to accumulated other comprehensive income, a separate component of equity. As of June 30, 2022, our available for sale securities portfolio had a carrying value of $1.34 billion or 91.9% of our total securities with the remaining $118.3 million or 8.1% of securities were classified as held to maturity.

Other than securities issued or guaranteed by the U.S. government or its agencies, we did not hold securities of any one issuer having an aggregate book value in excess of 10% of our equity at June 30, 2022. All of our securities carry market risk insofar as increases in market interest rates have caused, and may continue to cause, a decrease in their market value. We believe that unrealized and unrecognized losses on securities held at June 30, 2022, are a function of changes in market interest rates and credit spreads, not changes in credit quality. Therefore, no allowance for credit losses was recorded at that time.

During the year ended June 30, 2022, proceeds from sales of securities available for sale totaled $100.3 million and resulted in no gross gains and gross losses of $565,000. During the year ended June 30, 2021, proceeds from sales of securities available for sale totaled $98.1 million and resulted in gross gains of $1.2 million and gross losses of $470,000. During the year ended June 30, 2020, proceeds from sales of securities available for sale totaled $164.3 million and resulted in gross gains of $2.4 million and gross losses of $145,000. There were no sales of held to maturity securities during the years ended June 30, 2022, 2021 and 2020.

The following table sets forth the carrying value of our securities portfolio at the dates indicated:

	At June 30,
	2022	2021
	(In Thousands)
Debt securities available for sale:
Obligations of state and political subdivisions	$28,435	$34,603
Asset-backed securities	166,557	242,989
Collateralized loan obligations	307,813	189,880
Corporate bonds	153,397	158,351
Total debt securities available for sale	656,202	625,823

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	7,122	13,739
Residential pass-through securities	514,758	744,491
Commercial pass-through securities	166,011	292,811
Total mortgage-backed securities available for sale	687,891	1,051,041

Total securities available for sale	1,344,093	1,676,864

Debt securities held to maturity:
Obligations of state and political subdivisions	21,159	25,824
Total debt securities held to maturity	21,159	25,824

Mortgage-backed securities held to maturity:
Residential pass-through securities	84,851	-
Commercial pass-through securities	12,281	12,314
Total mortgage-backed securities held to maturity	97,132	12,314

Total securities held to maturity	118,291	38,138

Total securities	$1,462,384	$1,715,002

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of our securities portfolio at June 30, 2022. This table shows contractual maturities and does not reflect re-pricing or the effect of prepayments. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. At June 30, 2022, securities with a carrying value of $42.0 million are callable within one year.

	At June 30, 2022
	One Year or Less		One to Five Years		Five to Ten Years		More Than Ten Years		Total Securities
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Fair Market Value
	(Dollars In Thousands)
Debt securities:
Obligations of state and political subdivisions	$7,673	2.10%	$33,134	2.32%	$8,787	2.50%	$-	-%	$49,594	2.32%	$49,560
Asset-backed securities	-	-	-	-	33,138	2.30	133,419	2.55	166,557	2.50	166,557
Collateralized loan obligations	-	-	-	-	143,326	2.75	164,487	3.24	307,813	3.01	307,813
Corporate bonds	-	-	-	-	144,188	4.05	9,209	3.72	153,397	4.03	153,397

Mortgage-backed securities:
Collateralized mortgage obligations (1)	-	-	716	1.58	-	-	6,406	2.15	7,122	2.09	7,122
Residential pass-through securities (1)	-	-	3,431	2.07	8,971	2.39	587,207	2.01	599,609	2.02	591,022
Commercial pass-through securities (1)	-	-	-	-	12,281	1.78	166,011	1.93	178,292	1.92	176,740
Total securities	$7,673	2.10%	$37,281	2.28%	$350,691	3.19%	$1,066,739	2.27%	$1,462,384	2.49%	$1,452,211

(1) Government-sponsored enterprises.

Sources of Funds

General. Retail deposits are our primary source of funds for lending and other investment purposes. In addition, we derive funds from principal repayments of loan and investment securities. Loan and securities payments are a relatively stable source of funds, while deposit inflows are significantly influenced by general interest rates and money market conditions. Wholesale funding sources including, but not limited to, borrowings from the Federal Home Loan Bank of New York (“FHLB”), wholesale deposits and other short-term borrowings are also used to supplement the funding for loans and investments.

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

Deposits are obtained primarily from within New Jersey and New York through the Bank’s network of retail branches, business relationship officers, treasury management officers and digital banking channels. We maintain a robust suite of commercial deposit products designed to appeal to small and mid-size businesses, non-profit organizations and government entities. Our team of experienced and dedicated business relationship officers serve as the primary points of contact for these commercial clients and act as both new business originators and relationship managers.

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

Our liquidity could be reduced if a significant amount of certificates of deposit maturing within a short period were not renewed. At June 30, 2022 and June 30, 2021, certificates of deposit maturing within one year were $1.47 billion and $1.51 billion, respectively. Historically, a significant portion of the certificates of deposit remain with us after they mature.

At June 30, 2022, $1.33 billion or 70.2% of our certificates of deposit were certificates of $100,000 or more compared to $1.19 billion or 63.3% at June 30, 2021. The general level of market interest rates and money market conditions significantly influence deposit inflows and outflows. The effects of these factors are particularly pronounced on deposit accounts with larger balances. In particular, certificates of deposit with balances of $100,000 or greater are traditionally viewed as being a more volatile source of funding than comparatively lower balance certificates of deposit or non-maturity transaction accounts. In order to retain certificates of deposit with balances of $100,000 or more, we may have to pay a premium rate, resulting in an increase in our cost of funds. To the extent that such deposits do not remain with us, they may need to be replaced with wholesale funding.

Our sources of wholesale funding included brokered certificates of deposit and listing service certificates of deposit whose balances totaled approximately $761.9 million and $11.7 million, or 13.0% and 0.2% of total deposits, respectively, at June 30, 2022. We utilize brokered certificates of deposit and listing service certificates of deposits as alternatives to other forms of wholesale funding, including borrowings, when interest rates and market conditions favor the use of such deposits. For a portion of our short-term brokered certificates of deposit we utilized interest rate contracts to effectively extend their duration and to fix their cost.

The following table sets forth the distribution of average deposits for the periods indicated and the weighted average nominal interest rates for each period on each category of deposits presented:

	For the Years Ended June 30,
	2022			2021			2020
	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate
	(Dollars In Thousands)
Non-interest-bearing deposits	$624,666	11.37%	-%	$518,149	9.88%	-%	$334,522	7.89%	-%
Interest-bearing demand	2,067,200	37.64	0.25	1,726,190	32.92	0.41	1,041,188	24.56	1.10
Savings	1,088,971	19.83	0.11	1,066,794	20.35	0.31	831,832	19.62	0.81
Certificates of deposit	1,711,276	31.16	0.52	1,931,887	36.85	1.10	2,032,046	47.93	2.00
						.
Total average deposits	$5,492,113	100.00%	0.28%	$5,243,020	100.00%	0.60%	$4,239,588	100.00%	1.39%

As of June 30, 2022 and 2021, the aggregate amount of certificates of deposit of $250,000 and over was $897.4 billion and $635.3 million, respectively. The following table presents the time remaining until maturity of those certificates of deposit as of June 30, 2022:

At June 30,
2022
(In Thousands)
Maturity Period
Within three months	$559,234
Three through six months	27,042
Six through twelve months	125,093
Over twelve months	186,064

Total certificates of deposit	$897,433

The following table sets forth the amount and maturities of certificates of deposit at June 30, 2022:

	At June 30, 2022
	Within One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years to Four Years	Over Four Years to Five Years	Over Five Years	Total
	(In Thousands)
Interest Rate
0.00 - 0.99%	$1,132,482	$65,952	$16,186	$27,198	$30,079	$-	$1,271,897
1.00 - 1.99%	223,393	78,371	16,159	933	229	-	319,085
2.00 - 2.99%	112,690	163,657	15,484	322	168	8	292,329
3.00 - 3.99%	-	565	-	-	-	5,686	6,251

Total certificates of deposit	$1,468,565	$308,545	$47,829	$28,453	$30,476	$5,694	$1,889,562

Additional information about our deposits is presented in Note 10 to the audited consolidated financial statements.

Borrowings. The sources of wholesale funding we utilize include borrowings in the form of advances from the FHLB as well as other forms of borrowings. We generally use wholesale funding to manage our exposure to interest rate risk and liquidity risk in conjunction with our overall asset/liability management process.

Advances from the FHLB are typically secured by our FHLB capital stock and certain investment securities as well as residential and commercial mortgage loans that we choose to utilize as collateral for such borrowings. Additional information about our FHLB advances is included under Note 11 to the audited consolidated financial statements.

Short‑term FHLB advances generally have original maturities of less than one year. At June 30, 2022, we had a total of $375.0 million of short-term FHLB advances at a weighted average interest rate of 1.66%. Such advances represented 90-day or less FHLB term advances that are generally forecasted to be periodically redrawn at maturity for the same term as the original advance. Based on this presumption, we utilized interest rate contracts to effectively extend the duration of each of these advances at the time they were drawn to effectively fix their cost.

Long-term advances generally include term advances with original maturities of greater than one year. At June 30, 2022, our outstanding balance of long-term FHLB advances totaled $277.5 million at a weighted average interest rate of 2.87%. Such advances included $145.0 million of callable advances at a weighted average interest rate of 3.04% and $132.5 million non-callable advances at a weighted average interest rate of 2.68%.

Our FHLB advances mature as follows:

	At June 30,
	2022	2021
	(In Thousands)
By remaining period to maturity:
Less than one year	$520,000	$390,000
One to two years	22,500	145,000
Two to three years	103,500	22,500
Three to four years	6,500	103,500
Four to five years	-	6,500
Greater than five years	-	-
Total advances	652,500	667,500
Fair value adjustments	(1,163)	(1,624)
Total advances, net of fair value adjustments	$651,337	$665,876

Based upon the market value of investment securities and mortgage loans that are posted as collateral for FHLB advances at June 30, 2022, we are eligible to borrow up to an additional $2.04 billion of advances from the FHLB as of that date. We are further authorized to post additional collateral in the form of other unencumbered investments securities and eligible mortgage loans that may expand our borrowing capacity with the FHLB up to 30% of our total assets. Additional borrowing capacity up to 50% of our total assets may be authorized with the approval of the FHLB’s Board of Directors or Executive Committee.

In addition, we had the capacity to borrow additional funds totaling $975.0 million via unsecured overnight borrowings from other financial institutions and $303.9 million from the FRB without pledging additional collateral.

The balance of borrowings at June 30, 2022 included overnight line of credit borrowings from the FHLB totaling $250.0 million.

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

At June 30, 2022, our derivative instruments were comprised of interest rate swaps and caps with a total notional amount of $750.0 million. These instruments are intended to manage the interest rate exposure relating to certain wholesale funding positions that were outstanding at June 30, 2022.

Additional information regarding our use of interest rate derivatives and our hedging activities is presented in Note 1 and Note 12 to the audited consolidated financial statements.

Subsidiary Activity

At June 30, 2022, Kearny Bank was the only wholly-owned operating subsidiary of Kearny Financial Corp. As of that date, Kearny Bank had one wholly-owned subsidiary, CJB Investment Corp. CJB Investment Corp. is a New Jersey Investment Company and remained active through the three-year period ended June 30, 2022.

Human Capital Resources

Kearny Bank serves as a true financial partner to both consumers and businesses by subscribing to the belief that people, performance and relationships are what matter most. We serve our clients and shareholders through our deep-rooted principles of ethics and integrity, and by giving back to the communities in which we serve.

Employee Profile. We strive to create a diverse and inclusive workforce reflective of our clients and the communities where we live and work. We respect and recognize the unique contributions each individual brings to our Company and we are committed to supporting a culture of diversity, equity and inclusion as a foundation for our values and success. As of June 30, 2022, we employed 596 employees, approximately 63% of whom are female. We utilize an online recruitment platform that provides a vehicle to attract a diverse pool of candidates and have established a partnership with a diversity recruitment solution to enhance this effort.

Talent Development and Employee Engagement. We invest in the success and the personal and professional development of our employees, celebrating career milestones and longevity. Our average length of tenure is eight years as we look to promote from within to leverage employees’ knowledge of the organization as we continue to grow. We offer many educational and learning initiatives to enhance our employees’ professional growth, including support for certifications and licenses, as well as offering a robust tuition reimbursement program. To further our efforts in providing employees the opportunity to enrich their careers, we offer a Career Mentoring Program, which offers employees an opportunity to interact and collaborate with our senior leaders. In 2018, we established a Diversity and Inclusion Action Plan as well as a Diversity, Equity and Inclusion Committee (collectively the “Diversity Plan”). The Diversity Plan focuses on diversifying our recruiting pipeline, obtaining Diversity & Inclusion certifications and training for our recruiting staff and establishing programs to attract and retain diverse talent. As part of this initiative, our Senior Women’s Leadership Group was established to provide a forum for our female employees to exchange ideas and support programs across the Company.

Employee Benefits. We offer our employees competitive pay and incentive programs, together with a comprehensive benefits package designed to enhance the employee experience. Such benefits include medical, dental, vision, long term disability benefits, AD&D and group life insurance, additional supplement plans, Health Advocacy and Employee Assistance programs, generous paid time off and the ability to participate in charitable events during work time. In addition, our employees share in our financial success while preparing for their retirement via participation in our 401(k) Plan, which includes a competitive company match, and our Employee Stock Ownership Plan (“ESOP”), which is 100% funded by the Company.

Safety, Health and Wellness. We are committed to the safety and wellness of all of our employees and their families. We provide access to a variety of health and welfare programs, including benefits that support their physical, mental and financial wellbeing. During the COVID-19 pandemic, proper protocols were implemented in our branches and corporate offices to ensure the continued safety of our employees and customers while maintaining compliance with current state and local regulations and guidelines. We have now successfully transitioned to a hybrid work environment, where applicable, one in which employees are able to maintain productivity and efficiency while still allowing for certain flexibility. We continue to encourage those who are sick to stay home and take the time needed to recover.

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

Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution and its holding company, the classification of assets by the institution and the adequacy of an institution’s allowance for credit losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, including changes in the regulations governing savings and loan holding companies, could have a material adverse impact on Kearny Financial, Kearny Bank and their operations. The adoption of regulations or the enactment of laws that restrict the operations of Kearny Bank and/or Kearny Financial or impose burdensome requirements upon one or both of them could reduce their profitability and could impair the value of Kearny Bank’s franchise, resulting in negative effects on the trading price of our common stock.

Regulation of Kearny Bank

General. As a nonmember New Jersey savings bank with federally insured deposits, Kearny Bank is subject to extensive regulation by the NJDBI and the FDIC. The regulatory structure gives the regulatory agencies widespread discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classification of assets and the level of the allowance for credit losses. The activities of New Jersey savings banks are subject to extensive regulation including restrictions or requirements with respect to loans to one borrower, dividends, permissible investments and lending activities, liquidity, transactions with affiliates and community reinvestment. Both state and federal law regulate a savings bank’s relationship with its depositors and borrowers, especially in such matters as the ownership of savings accounts and the form and content of Kearny Bank’s mortgage documents.

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

The FDIC assesses insured depository institutions to maintain the Deposit Insurance Fund (“DIF”). Under the FDIC’s risk-based assessment system, institutions deemed less risky pay lower assessments. Assessments for institutions of less than $10 billion of assets, such as Kearny Bank, are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution’s failure within three years. The assessment range for insured institutions of less than $10 billion of total assets is 1.5 to 30 basis points of total assets less tangible equity.

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

Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. At June 30, 2022, Kearny Bank has exercised the opt-out election regarding the treatment of Accumulated Other Comprehensive Income.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a capital conservation buffer consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. At June 30, 2022, Kearny Bank exceeded all regulatory capital requirements.

In assessing an institution’s capital adequacy, the FDIC takes into consideration, not only these numeric factors, but also qualitative factors. The FDIC has the authority to establish higher capital requirements for individual institutions where deemed necessary.

Depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria may elect to use the optional community bank leverage ratio framework, which requires maintaining a leverage ratio of greater than 9%, to satisfy the regulatory capital requirements, including the risk-based requirements. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. Kearny Bank did not opt into the community bank leverage ratio framework as of June 30, 2022.

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

As of June 30, 2022, Kearny Bank was well capitalized.

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

On May 5, 2022, the FDIC, the Federal Reserve Board and the Office of the Comptroller of the Currency released a notice of proposed rulemaking to “strengthen and modernize” the CRA regulations and the related regulatory framework.

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

Consolidated Capital Requirements. Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions (including the community bank leverage ratio alternative) apply to savings and loan holding companies with $3 billion or more of consolidated assets, including Kearny Financial. Kearny Financial was in compliance with the holding company capital requirements and the capital conservation buffer as of June 30, 2022.

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

Qualified Thrift Lender Test. In order for Kearny Financial to be regulated by the Federal Reserve Board as a savings and loan holding company (rather than as a bank holding company), Kearny Bank must remain a qualified thrift lender under applicable law or satisfy the domestic building and loan association test under the Internal Revenue Code. Under the qualified thrift lender test, an institution is generally required to maintain at least 65% of its portfolio assets (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangible assets, including goodwill; and (iii) the value of property used to conduct business) in certain qualified thrift investments (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine months out of each 12 month period. As of June 30, 2022, Kearny Bank met the qualified thrift lender test.

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

Economic and Market Area

Changes in economic conditions, in particular an economic slowdown in the markets we operate in, could materially and negatively affect our business.

Our business is directly impacted by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond our control. Any deterioration in economic conditions, whether caused by national or local concerns, in particular any further economic slowdown in the markets we operate in, could result in the following consequences, any of which could hurt our business materially: loan delinquencies may increase; problem assets and foreclosures may increase; demand for our products and services may decrease; low cost or non-interest bearing deposits may decrease; and collateral for loans made by us, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.

Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. An economic downturn or prolonged recession may result in the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt its business. If we experience an economic downturn or a prolonged economic recession occurs in the economy as a whole, borrowers will be less likely to repay their loans as scheduled. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. An economic downturn could, therefore, result in losses that materially and adversely affect our business.

Inflationary pressures and rising prices may affect our results of operations and financial condition.

Inflation rose sharply at the end of 2021 and has continued rising in 2022 at levels not seen for over 40 years. Inflationary pressures are currently expected to remain elevated throughout 2022. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to the Company to increase, which could adversely affect our results of operations and financial condition.

The COVID-19 pandemic could continue to pose risks to our business, our results of operations and the future prospects of the Company.

The COVID-19 pandemic has adversely impacted the global and national economy and certain industries and geographies in which our clients operate. Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 pandemic on the business of the Company, its clients, employees and third-party service providers. The extent of such impact will depend on future developments, which are highly uncertain. Additionally, the responses of various governmental and nongovernmental authorities and consumers to the pandemic may have material long-term effects on the Company and its clients which are difficult to quantify in the near-term or long-term.

Severe weather could harm our business.

Weather-related events, including those that may result from climate change, can disrupt our operations, result in damage to our properties, reduce or destroy the value of the collateral for our loans and negatively affect the local economies in which we operate, which could have a material adverse effect on our results of operations and financial condition. The occurrence of a natural disaster could result in one or more of the following: (i) an increase in loan delinquencies; (ii) an increase in problem assets and foreclosures; (iii) a decrease in the demand for our products and services; or (iv) a decrease in the value of the collateral for loans, especially real estate, in turn reducing clients’ borrowing power, the value of assets associated with problem loans and collateral coverage. Weather-related events may cause significant flooding and other storm-related damage and these outcomes may become more common in the future.

Acts of terrorism, public health issues, and geopolitical and other external events could impact our ability to conduct business.

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

Additionally, global markets may be adversely affected by the emergence of widespread health emergencies or pandemics, cyber attacks or campaigns, military conflicts, terrorism or other geopolitical events, including the military conflict between Russia and Ukraine. The impact of global market fluctuations may affect our business liquidity. Also, any sudden or prolonged market downturn in the U.S. or abroad as a result of the above factors or otherwise could result in a decline in revenues and adversely affect our results of operations and financial condition, including capital and liquidity levels.

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

We face intense competition in all of its markets and geographic regions. We expect competitive pressures to intensify in the future, especially in light of legislative and regulatory initiatives arising out of the recent global economic crisis, technological innovations that alter the barriers to entry, current economic and market conditions, and government monetary and fiscal policies. Competition with financial services technology companies, or technology companies partnering with financial services companies, may be particularly intense, due to, among other things, differing regulatory environments. Competitive pressures may drive us to take actions that we might otherwise eschew, such as lowering the interest rates or fees on loans or raising the interest rates on deposits in order to keep or attract high-quality clients. These pressures also may accelerate actions that we might otherwise elect to defer, such as substantial investments in technology or infrastructure. The actions that we take in response to competition may adversely affect its results of operations and financial condition. These consequences could be exacerbated if we are not successful in introducing new products and other services, achieving market acceptance of its products and other services, developing and maintaining a strong client base, or prudently managing expenses.

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

In July 2019, the Federal Reserve Board’s Federal Open Market Committee’s federal funds rate target was a range of 2.25% – 2.50% and the Committee began lowering the target rate in response to a slowing economy. In March 2020, the Committee quickly lowered the target rate from 1.50% – 1.75% to 0.00 – 0.25% in response to the accelerating COVID-19 crisis and the Committee’s objective to inject liquidity into the banking system and stimulate the credit markets. In response to rising inflation in 2022, the Committee increased the target rate to 0.25% – 0.50% in March 2022, to 0.75% – 1.00% in May 2022, to 1.50% – 1.75% in June 2022 and to 2.25% – 2.50% in July 2022. Our net interest spread and net interest margin are at risk of being reduced due to potential increases in our cost of funds that may outpace any increases in our yield on interest-earnings assets.

Interest rates also affect how much money we lend. For example, when interest rates rise, the cost of borrowing increases and loan originations tend to decrease. In addition, changes in interest rates can affect the average life of loans and securities. For example, an increase in interest rates generally results in decreased prepayments of loans and mortgage-backed securities, as borrowers are less likely to refinance their debt. Changes in market interest rates also impact the value of our interest-earning assets and interest-bearing liabilities as well as the value of our derivatives portfolios. In particular, the unrealized gains and losses on securities available for sale and changes in the fair value of interest rate derivatives serving as cash flows hedges are reported, net of tax, in accumulated other comprehensive income which is a component of stockholders’ equity. Consequently, declines in the fair value of these instruments resulting from changes in market interest rates have, and may continue to, adversely affect stockholders’ equity.

If our allowance for credit losses is not sufficient to cover actual loan losses, our earnings will decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the required amount of the allowance for credit losses, we evaluate loans individually and establish credit loss allowances for specifically identified impairments. For loans not individually analyzed, we estimate losses and establish reserves based on reasonable and supportable forecasts and adjustments for qualitative factors. If the assumptions used in our calculation methodology are incorrect, our allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in further additions to our allowance. Our allowance for credit losses on loans was 0.87% of total loans at June 30, 2022 and significant additions to our allowance could materially decrease our net income.

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

As of June 30, 2022, our securities portfolio totaled $1.46 billion, or 18.9% of our total assets. Investment securities typically have lower yields than loans. For the year ended June 30, 2022, the weighted average yield of our investment securities portfolio was 2.03%, as compared to 3.87% for our loan portfolio.

Accordingly, our net interest margin is lower than it would have been if a higher proportion of our interest-earning assets consisted of loans. Additionally, at June 30, 2022, $1.34 billion, or 91.9% of our investment securities, are classified as available for sale and reported at fair value with unrealized gains or losses excluded from earnings and reported in other comprehensive income, which affects our reported equity. Accordingly, given the significant size of the investment securities portfolio classified as available for sale and due to possible mark-to-market adjustments of that portion of the portfolio resulting from market conditions, we may experience greater volatility in the value of reported equity. Moreover, given that we actively manage our investment securities portfolio classified as available for sale, we may sell securities which could result in a realized loss, thereby reducing our net income.

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

Historically we have not had a significant portfolio of commercial business loans. We intend to continue to increase our originations of commercial business loans, including C&I and SBA loans, which generally have more risk than both one- to four-family residential and commercial mortgage loans. Since repayment of commercial business loans may depend on the successful operation of the borrower’s business, repayment of such loans can be affected by adverse conditions in the real estate market or the local economy. Because we plan to continue to increase our originations of these loans, it may be necessary to increase the level of our allowance for credit losses because of the increased risk characteristics associated with these types of loans. Any such increase to our allowance for credit losses would adversely affect our earnings.

We have a significant concentration in commercial real estate loans. If our regulators were to curtail our commercial real estate lending activities, our earnings, dividend paying capacity and/or ability to repurchase shares could be adversely affected.

In 2006, the FDIC, the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “Guidance”). The Guidance provides that a bank’s commercial real estate lending exposure may receive increased supervisory scrutiny when total non-owner occupied commercial real estate loans, including loans secured by multi-family property, non-owner occupied commercial real estate and construction loans, represent 300% or more of an institution’s total risk-based capital and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Our level of non-owner occupied commercial real estate equaled 514% of Bank total risk-based capital at June 30, 2022, however our commercial real estate loan portfolio increased by only 12% during the preceding 36 months.

Income from secondary mortgage market operations is volatile, and we may incur losses with respect to our secondary mortgage market operations that could negatively affect our earnings.

A component of our business strategy is to sell a portion of residential mortgage loans originated into the secondary market, earning non-interest income in the form of gains on sale. For the year ended June 30, 2022, gains attributable to the sale of residential mortgage loans totaled $2.4 million, or approximately 17.3% of our non-interest income, a decline of $2.7 million from $5.1 million for the year ended June 30, 2021. When interest rates rise, the demand for mortgage loans tends to fall and may reduce the number of loans we can originate for sale. Weak or deteriorating economic conditions also tend to reduce loan demand. If the residential mortgage loan demand decreases or we are unable to sell such loans for an adequate profit, then our non-interest income will likely decline which would adversely affect our earnings.

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

At June 30, 2022, we had investment securities with fair values of approximately $1.45 billion on which we had approximately $128.5 million in gross unrealized losses and $304,000 of gross unrealized gains. The valuation and liquidity of our securities could be adversely impacted by reduced market liquidity, increased normal bid-asked spreads and increased uncertainty of market participants, which could reduce the market value of our securities, including those with no apparent credit exposure. The valuation of our securities requires judgment and as market conditions change security values may also change. Significant negative changes to valuations could result in impairments in the value of our securities portfolio, which could have an adverse effect on our financial condition or results of operations.

Our investments in corporate and municipal debt securities, trust preferred and subordinated debt securities and collateralized loan obligations expose us to additional credit risks.

The composition and allocation of our investment portfolio has historically emphasized U.S. agency mortgage-backed securities and U.S. agency debentures. While such assets remain a significant component of our investment portfolio at June 30, 2022, prior enhancements to our investment policies, strategies and infrastructure have enabled us to diversify the composition and allocation of our securities portfolio. Such diversification has included investing in corporate debt, municipal obligations, subordinated debt securities issued by financial institutions and collateralized loan obligations. With the exception of collateralized loan obligations, these securities are generally backed only by the credit of their issuers while investments in collateralized loan obligations generally rely on the structural characteristics of an individual tranche within a larger investment vehicle to protect the investor from credit losses arising from borrowers defaulting on the underlying securitized loans.

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

Among other sources of funds, we rely on wholesale funding, including short- and long-term borrowings, brokered deposits and non-brokered deposits acquired through listing services, to provide funds with which to make loans, purchase investment securities and provide for other liquidity needs. On June 30, 2022, wholesale funding totaled $1.67 billion, or approximately 21.7% of total assets.

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

Changes to tax laws and regulations could adversely affect our financial condition or results of operations.

Changes in tax laws and/or regulatory requirements could be enacted. These changes in the law may be retroactive to previous periods and as a result could negatively affect our current and future financial performance. An increase in our corporate tax rate could have an unfavorable impact on our earnings and capital generation abilities. Similarly, the Bank’s clients could experience varying effects from changes in tax laws and such effects, whether positive or negative, may have a corresponding impact on our business and the economy as a whole. In addition, changes to regulatory requirements could increase our costs of regulatory compliance and may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability.

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

ICE Benchmark Administration, the authorized and regulated administrator of LIBOR, ended publication of the one-week and two-month USD LIBOR tenors on December 31, 2021 and the remaining USD LIBOR tenors will end publication in June 2023. Financial services regulators and industry groups have collaborated to develop alternate reference rate indices or reference rates. The transition to a new reference rate requires changes to contracts, risk and pricing models, valuation tools, systems, product design and hedging strategies. Uncertainty as to the nature of such potential changes, alternative reference rates, the elimination or replacement of LIBOR, or other reforms may adversely affect the value of, and the return on our loans, and our investment securities.

We hold certain intangible assets, including goodwill, which could become impaired in the future. If these assets are considered to be either partially or fully impaired in the future, our earnings would decrease.

At June 30, 2022, we had approximately $213.9 million in intangible assets on our balance sheet comprising $210.9 million of goodwill and $3.0 million of core deposit intangibles. We are required to periodically test our goodwill and identifiable intangible assets for impairment. The impairment testing process considers a variety of factors, including the current market price of our common stock, the estimated net present value of our assets and liabilities, and information concerning the terminal valuation of similarly situated insured depository institutions. If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our common stock or our regulatory capital levels, but recognition of such an impairment loss could significantly restrict Kearny Bank’s ability to make dividend payments to Kearny Financial and therefore adversely impact our ability to pay dividends to stockholders.

We cannot guarantee that our allocation of capital to various alternatives, including stock repurchase plans, will enhance long-term stockholder value.

Our business plan calls for us to execute a variety of strategies to allocate and deploy any excess capital including, but not limited to, continued organic balance sheet growth and diversification, implementation of stock repurchase plans and payment of regular cash dividends. Additionally, we will carefully consider acquisition opportunities to further deploy capital when we expect such opportunities to significantly enhance long-term shareholder value. If we are unable to effectively and timely deploy capital through these strategies, it may constrain growth in earnings and return on equity and thereby diminish potential growth in stockholder value.

On August 1, 2022, we announced that our Board authorized a new stock repurchase plan to acquire up to 4,000,000 shares of the Company’s outstanding common stock. Repurchases are made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance.

The Inflation Reduction Act of 2022, which was signed into law on August 16, 2022, contains a number of changes to U.S. federal tax laws. One such change is a 1% excise tax on stock repurchases, which will increase the cost of stock repurchases and may impact our future decisions on how to return value to stockholders in the most efficient manner.

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

At June 30, 2022, the Company operated 45 branch offices located in Bergen, Essex, Hudson, Middlesex, Monmouth, Morris, Ocean, Passaic, Somerset and Union counties, New Jersey and Kings and Richmond counties, New York. At June 30, 2022, 19 of our branch offices are leased with remaining terms between 7 months and 10 years. At June 30, 2022, our net investment in property and equipment totaled $53.3 million.

Additional information regarding our properties as of June 30, 2022, is presented in Note 8 to the audited consolidated financial statements.

Item 3. Legal Proceedings

We are, from time to time, party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At June 30, 2022, there were no lawsuits pending or known to be contemplated against us that would be expected to have a material effect on operations or income.

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

As of August 19, 2022, there were 4,351 registered holders of record of the Company’s common stock. Certain shares of the Company are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

(b) Use of Proceeds. Not applicable.

(c) Issuer Purchases of Equity Securities. Set forth below is information regarding the Company’s stock repurchases during the fourth quarter of the fiscal year ended June 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2022	1,003,199	$12.63	1,003,199	2,076,521
May 1-31, 2022	1,233,710	$11.93	1,233,710	842,811
June 1-30, 2022	517,666	$11.90	517,666	325,145

Total	2,754,575	$12.18	2,754,575	325,145

On September 22, 2021, the Company announced the authorization of a new stock repurchase plan to repurchase up to 7,602,021 shares, or 10% of the shares then outstanding. This plan has no expiration date.

Stock Performance Graph. The following graph compares the cumulative total shareholder return on the Company’s common stock with the cumulative total return on the NASDAQ Composite Index and a peer group of the SNL Thrift Index, in each case assuming an investment of $100 as of June 30, 2017. Total return assumes the reinvestment of all dividends.

Total Return Performance
Kearny Financial Corp.
Nasdaq Composite Index
S&P U.S. SmallCap Banks Index
Index Value
300
250
200
150
100
50
0
06/30/17
06/30/18
06/30/19
06/30/20
06/30/21
06/30/22

	At June 30,
	2017	2018	2019	2020	2021	2022
Kearny Financial Corp.	$100	$92	$94	$59	$89	$86
NASDAQ Composite	100	124	133	169	246	188
S&P U.S. SmallCap Banks Index	100	111	102	77	129	119

The NASDAQ Composite Index measures all NASDAQ domestic and international based common type stocks listed on The NASDAQ Stock Market. The S&P U.S. SmallCap Banks Index includes all major exchange (NYSE, NYSE American and NASDAQ) traded banks under $15 billion in market capitalization in S&P’s coverage universe. There can be no assurance that the Company’s future stock performance will be the same or similar to the historical stock performance shown in the graph above. The Company neither makes nor endorses any predictions as to stock performance.

Item 6. [Reserved]

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

Critical Accounting Policies and Estimates

Our accounting policies are integral to understanding the results reported. We describe them in detail in Note 1 to our audited consolidated financial statements. In preparing the audited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the Consolidated Statements of Financial Condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for credit losses.

Allowance for Credit Losses. The determination of our allowance for credit losses on loans (“ACL”) is considered a critical accounting estimate by management because of the high degree of judgment involved in determining qualitative loss factors, the subjectivity of the assumptions used, and the potential for changes in the forecasted economic environment that could result in changes to the amount of the recorded ACL. See Note 1 to our audited consolidated financial statements for a detailed discussion of our accounting policies and methodologies for establishing the ACL.

Management believes the following information may enable investors to better understand the changes in our ACL. Our ACL totaled $47.1 million and $58.2 million at June 30, 2022 and 2021, respectively. The $11.1 million decrease in our ACL was primarily driven by our collectively evaluated loans. The quantitative component of our ACL, which is largely based on the national unemployment rate forecast, decreased $10.2 million, which resulted from continued improvement in our economic forecast and a reduction in the expected life of various segments of the loan portfolio. The qualitative component of our ACL, which is largely based on management’s judgment of qualitative loss factors, increased $2.1 million.

Our ACL totaled $47.1 million at June 30, 2022 and the amount allocated to our collectively evaluated multi-family and nonresidential mortgage loans was $32.4 million, of which $28.2 million was attributable to qualitative loss factors. Changes in managements’ judgement of qualitative loss factors could result in a significant change to the ACL. As described in Note 1, qualitative loss factors are applied to each portfolio segment with the amounts judgmentally determined by the relative risk to the most severe loss periods identified in the historical loan charge-offs of a peer group of similar-sized regional banks. At June 30, 2022, the most severe historical loss rate for multi-family and nonresidential mortgages loans was 1.92%.

Management performed a hypothetical sensitivity analysis to understand the impact of a change in a key input on our ACL. At June 30, 2022, if the four-quarter national unemployment rate forecast had been 9% rather than an average of approximately 3.5%, our ACL would have been approximately $11.1 million higher. This sensitivity analysis includes the impact to both the quantitative and qualitative components of our ACL. Changes in quantitative inputs and qualitative loss factors may not occur in the same direction or magnitude across all segments of our loan portfolio and deterioration in some quantitative inputs and qualitative loss factors may offset improvement in others. This sensitivity analysis does not represent a change to our expectations of the economic environment but provides a hypothetical result to assess the sensitivity of the ACL to a change in a key input. This sensitivity analysis does not incorporate changes to management’s judgment of qualitative loss factors.

Our ACL on individually analyzed loans is determined on an individual basis using the present value of expected cash flows discounted using the loan’s effective interest rate or, for collateral-dependent loans, the fair value of the collateral, less estimated selling costs, as applicable. Our ACL on individually analyzed loans decreased $3.0 million, which resulted from charge-offs, a loan payoff and an increase in the fair value of collateral for collateral-dependent loans, partially offset by new individually analyzed loans.

Financial Overview

The following financial information and other data in this section are derived from our audited consolidated financial statements and should be read together therewith:

	At June 30,
	2022	2021	2020
	(In Thousands)
Balance Sheet Data:
Cash and equivalents	$101,615	$67,855	$180,967
Assets	7,719,883	7,283,735	6,758,175
Net loans receivable	5,370,787	4,793,229	4,461,070
Investment securities available for sale	1,344,093	1,676,864	1,385,703
Investment securities held to maturity	118,291	38,138	32,556
Goodwill	210,895	210,895	210,895
Deposits	5,862,256	5,485,306	4,430,282
Borrowings	901,337	685,876	1,173,165
Stockholders' equity	894,000	1,042,944	1,084,177

	For the Years Ended June 30,
	2022	2021	2020
	(Dollars in Thousands, Except Per Share Amounts)
Summary of Operations:
Interest income	$226,272	$238,085	$237,804
Interest expense	29,669	49,851	83,854
Net interest income	196,603	188,234	153,950
(Reversal of) provision for credit losses	(7,518)	(1,121)	4,197
Net interest income after (reversal of) provision for credit losses	204,121	189,355	149,753
Non-interest income	13,934	21,026	15,123
Non-interest expenses	125,708	125,885	107,624
Income before taxes	92,347	84,496	57,252
Income tax expense	24,800	21,263	12,287
Net income	$67,547	$63,233	$44,965

Per Share Data:
Net income per share - Basic and diluted	$0.95	$0.77	$0.55
Weighted average number of common shares outstanding (in thousands):
Basic	70,911	82,387	82,409
Diluted	70,933	82,391	82,430
Cash dividends per share	$0.43	$0.35	$0.29
Dividend payout ratio (1)	45.1%	45.1%	52.8%

(1) Represents cash dividends declared divided by net income.

	At or For the Years Ended June 30,
	2022	2021	2020
Performance ratios:
Return on average assets (net income divided by average total assets)	0.93%	0.86%	0.67%
Return on average equity (net income divided by average total equity)	6.86%	5.79%	4.10%
Return on average tangible equity (net income divided by average tangible equity) (1)	8.77%	7.22%	5.10%
Net interest rate spread	2.86%	2.61%	2.22%
Net interest margin	2.94%	2.75%	2.45%
Average interest-earning assets to average interest-earning liabilities	118.93%	118.63%	117.24%
Efficiency ratio (non-interest expenses divided by the sum of net interest income and non-interest income)	59.71%	60.16%	63.66%
Non-interest expense to average assets	1.73%	1.72%	1.61%

Asset Quality Ratios:
Non-performing loans to total loans	1.30%	1.64%	0.82%
Non-performing assets to total assets	1.19%	1.10%	0.55%
Net charge-offs to average loans outstanding	0.07%	0.03%	0.00%
Allowance for credit losses to total loans	0.87%	1.19%	0.82%
Allowance for credit losses to non-performing loans	66.92%	72.92%	101.72%

Capital Ratios:
Average equity to average assets	13.52%	14.88%	16.39%
Equity to assets at period end	11.58%	14.32%	16.04%
Tangible equity to tangible assets at period end (2)	9.06%	11.72%	13.29%

(1) Average tangible equity equals total average stockholders’ equity reduced by average goodwill and average core deposit intangible assets.

(2) Tangible equity equals total stockholders’ equity reduced by goodwill and core deposit intangible assets.

Comparison of Financial Condition at June 30, 2022 and June 30, 2021

Executive Summary. Total assets increased by $436.1 million, or 6.0%, to $7.72 billion at June 30, 2022 from $7.28 billion at June 30, 2021. The increase primarily reflected an increase in net loans receivable, partially offset by a decrease in investment securities.

Investment Securities. Investment securities available for sale decreased by $332.8 million to $1.34 billion at June 30, 2022 from $1.68 billion at June 30, 2021. This decrease was largely the result of principal repayments totaling $330.2 million, sales of $100.3 million and a $128.0 million decrease in the fair value of the portfolio to a net unrealized loss of $118.0 million, partially offset by purchases totaling $229.1 million.

Investment securities held to maturity increased by $80.2 million to $118.3 million at June 30, 2022 from $38.1 million at June 30, 2021. The increase was largely the result of purchases totaling $86.4 million, partially offset by principal repayments totaling $6.1 million.

Additional information regarding investment securities at June 30, 2022 is presented under “Item 1. Business” of this Annual Report on Form 10-K, as well as in Note 4 to the audited consolidated financial statements.

Loans Held-for-Sale. Loans held-for-sale totaled $28.9 million at June 30, 2022 as compared to $16.5 million at June 30, 2021 and are reported separately from the balance of net loans receivable. Loans held-for-sale at June 30, 2022 included $21.7 million of non-accrual commercial loans. During the year ended June 30, 2022, $189.1 million of residential mortgage loans were sold, resulting in net gains on sale of $2.4 million.

Net Loans Receivable. Net loans receivable increased by $577.6 million, or 12.0%, to $5.37 billion at June 30, 2022 from $4.79 billion at June 30, 2021. Detail regarding the change in the loan portfolio is presented below:

	June 30,	June 30,	Increase/
	2022	2021	(Decrease)
	(In Thousands)
Commercial loans:
Multi-family mortgage	$2,409,090	$2,039,260	$369,830
Nonresidential mortgage	1,019,838	1,079,444	(59,606)
Commercial business	176,807	168,951	7,856
Construction	140,131	93,804	46,327
Total commercial loans	3,745,866	3,381,459	364,407

One- to four-family residential mortgage	1,645,816	1,447,721	198,095

Consumer loans:
Home equity loans	42,028	47,871	(5,843)
Other consumer	2,866	3,259	(393)
Total consumer loans	44,894	51,130	(6,236)

Total loans	5,436,576	4,880,310	556,266

Unaccreted yield adjustments	(18,731)	(28,916)	10,185
Allowance for credit losses	(47,058)	(58,165)	11,107

Net loans receivable	$5,370,787	$4,793,229	$577,558

Commercial loan origination volume for the year ended June 30, 2022 totaled $1.37 billion, which comprised $1.14 billion of commercial mortgage loan originations, $140.1 million of commercial business loan originations and construction loan disbursements of $86.4 million. Commercial loan originations for the period were augmented by the purchase of loans totaling $56.0 million.

One- to four-family residential mortgage loan origination volume, excluding loans held-for-sale, totaled $415.6 million for the year ended June 30, 2022 and was augmented by the purchase of loans totaling $67.4 million. Home equity loan and line of credit origination volume for the same period totaled $18.6 million.

Additional information about our loans at June 30, 2022 is presented under “Item 1. Business” of this Annual Report on Form 10-K, as well as in Note 5 to the audited consolidated financial statements.

Nonperforming Loans and TDRs. Nonperforming loans decreased by $9.5 million to $70.3 million, or 1.30% of total loans, at June 30, 2022 from $79.8 million, or 1.64% of total loans, at June 30, 2021. The decrease in nonperforming loans was largely attributable to a decrease of $10.7 million in non-performing one- to four-family residential mortgage loans.

TDRs are loans where we have modified the contractual terms of the loan as a result of the financial condition of the borrower. Subsequent to their modification, TDRs are placed on non-accrual until such time as satisfactory payment performance has been demonstrated, at which time the loan may be returned to accrual status. At June 30, 2022, we had accruing TDRs totaling $8.7 million, an increase of $2.5 million from $6.2 million at June 30, 2021. At June 30, 2022, we had non-accrual TDRs totaling $13.5 million, an increase of $1.9 million from $11.6 million at June 30, 2021.

Based on Section 4013 of the CARES Act, the 2021 Consolidated Appropriations Act and related regulatory guidance promulgated by federal banking regulators, qualifying loan modifications made in response to the COVID-19 pandemic, including short-term payment deferrals, were not considered to be TDRs. We had no active payment deferrals that were not considered to be TDRs as of June 30, 2022. We had active payment deferrals that were not considered TDRs of $5.6 million at June 30, 2021.

Additional information about nonperforming loans and TDRs at June 30, 2022 is presented under “Item 1. Business” of this Annual Report on Form 10-K, as well as in Note 5 to the audited consolidated financial statements.

Allowance for Credit Losses (“ACL”). At June 30, 2022, the ACL totaled $47.1 million, or 0.87% of total loans, reflecting a decrease of $11.1 million from $58.2 million, or 1.19% of total loans, at June 30, 2021. The decrease was largely attributable to a provision for credit losses reversal of $7.5 million, primarily driven by continued improvement in our economic forecast, a reduction in the expected life of various segments of the loan portfolio and a net reduction in reserves on loans individually evaluated for impairment. Also contributing to this decrease were net charge-offs of $3.6 million, of which $1.8 million had previously been individually reserved for within the ACL.

Additional information about the allowance for credit losses at June 30, 2022 is presented under “Item 1. Business” of this Annual Report on Form 10-K, as well as in Note 1 and Note 6 to the audited consolidated financial statements.

Other Assets. The aggregate balance of other assets, including premises and equipment, FHLB stock, interest receivable, goodwill, core deposit intangibles, bank owned life insurance, deferred income taxes, OREO and other assets, increased by $65.0 million to $756.2 million at June 30, 2022 from $691.2 million at June 30, 2021. The increase in other assets primarily reflected a $39.4 million increase in the fair value of our derivatives portfolio and a $20.0 million increase in net deferred income tax assets during the year ended June 30, 2022. The remaining change generally reflected normal operating fluctuations within these line items.

Deposits. Total deposits increased by $377.0 million, or 6.9%, to $5.86 billion at June 30, 2022 from $5.49 billion at June 30, 2021. The following table sets forth the distribution of, and changes in, deposits, by type, at the dates indicated:

	June 30,	June 30,	Increase/
	2022	2021	(Decrease)
	(In Thousands)
Non-interest-bearing deposits	$653,899	$593,718	$60,181

Interest-bearing deposits:
Interest-bearing demand	2,265,597	1,902,478	363,119
Savings	1,053,198	1,111,364	(58,166)
Certificates of deposit	1,889,562	1,877,746	11,816
Interest-bearing deposits	5,208,357	4,891,588	316,769
Total deposits	$5,862,256	$5,485,306	$376,950

Additional information about our deposits at June 30, 2022 is presented under “Item 1. Business” of this Annual Report on Form 10-K, as well as in Note 10 to the audited consolidated financial statements.

Borrowings. The balance of borrowings increased by $215.5 million, or 31.4%, to $901.3 million at June 30, 2022 from $685.9 million at June 30, 2021 which included overnight borrowings totaling $250.0 million and $20.0 million at June 30, 2022 and 2021, respectively. Partially offsetting the increase in overnight borrowings was the repayment of maturing FHLB advances totaling $15.0 million.

Additional information about our borrowings at June 30, 2022 is presented under “Item 1. Business” of this Annual Report on Form 10-K, as well as in Note 11 to the audited consolidated financial statements.

Other Liabilities. The balance of other liabilities, including advance payments by borrowers for taxes and other miscellaneous liabilities, decreased by $7.3 million to $62.3 million at June 30, 2022 from $69.6 million at June 30, 2021. The change in other liabilities largely reflected the payment of a $12.5 million loan participation liability which was outstanding at June 30, 2021. The remaining change generally reflected normal operating fluctuations within these line items.

Additional information about our derivatives portfolio at June 30, 2022 is presented under “Item 1. Business” of this Annual Report on Form 10-K, as well as in Note 12 to the audited consolidated financial statements.

Stockholders’ Equity. Stockholders’ equity decreased by $148.9 million to $894.0 million at June 30, 2022 from $1.04 billion at June 30, 2021. The decrease in stockholders’ equity during the year ended June 30, 2022 largely reflected share repurchases totaling $129.5 million and dividends totaling $30.5 million. In addition, accumulated other comprehensive (loss) income decreased $61.9 million due primarily to a decline in the fair value of our available for sale securities, partially offset by an increase in the fair value of our derivatives portfolio. These decreases were partially offset by net income of $67.5 million.

Book value per share decreased by $0.19 to $13.02 at June 30, 2022 while tangible book value per share decreased by $0.59 to $9.90 at June 30, 2022.

On September 20, 2021, we announced the completion of our seventh stock repurchase plan. On September 22, 2021, we announced the authorization of our eighth stock repurchase plan to repurchase up to 7,602,021, or 10% of the shares then outstanding.

During the year ended June 30, 2022, we repurchased a total of 10,221,525 shares of our common stock in conjunction with our seventh and eighth repurchase plans. Such shares were repurchased at a total cost of $129.5 million and at an average cost of $12.67 per share.

Including shares repurchased prior to July 1, 2021, the shares repurchased under our seventh repurchase plan were repurchased at a total cost of $50.5 million and at an average cost of $12.43 per share.

Included in the shares repurchased during the year ended June 30, 2022 were 7,276,876 shares that we repurchased pursuant to our eighth repurchase program at a cost of $93.2 million and at an average cost of $12.80 per share which represented 95.7% of the total shares authorized to be repurchased.

Comparison of Operating Results for the Years Ended June 30, 2022 and June 30, 2021

Net Income. Net income for the year ended June 30, 2022 was $67.5 million, or $0.95 per diluted share, an increase of 6.8% from $63.2 million, or $0.77 per diluted share for the year ended June 30, 2021. The increase in net income reflected an increase in net interest income and decreases in the provision for credit losses and non-interest expense, partially offset by a decrease in non-interest income and an increase in income tax expense.

Net Interest Income. Effective July 1, 2021, loan prepayment penalty income was reclassified to interest income on loans. Previously, loan prepayment penalty income was recorded within non-interest income. Interest income and non-interest income for all periods presented reflect this reclassification.

Net interest income increased by $8.4 million to $196.6 million for the year ended June 30, 2022. The increase between the comparative periods resulted from a decrease of $20.2 million in interest expense, partially offset by a decrease of $11.8 million in interest income. Included in net interest income for the years ended June 30, 2022 and 2021, respectively, was purchase accounting accretion of $9.0 million and $16.6 million and loan prepayment penalty income of $5.4 million and $3.7 million.

Net interest margin increased 14 basis points to 2.94% for the year ended June 30, 2022, from 2.80% for the year ended June 30, 2021. The increase reflected decreases in the cost and average balance of interest-bearing liabilities, partially offset by a decrease in the yield on interest-earning assets.

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

	For the Years Ended June 30,
	2022				2021				2020
	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$4,922,400		$190,520	3.87%	$4,866,436		$202,240	4.16%	$4,568,816		$191,599	4.19%
Taxable investment securities (2)	1,622,475		32,746	2.02	1,571,452		31,238	1.99	1,291,516		39,321	3.04
Tax-exempt securities (2)	55,981		1,273	2.27	74,604		1,652	2.21	111,477		2,393	2.15
Other interest-earning assets (3)	82,802		1,733	2.09	200,435		2,955	1.47	122,278		4,491	3.67
Total interest-earning assets	6,683,658		226,272	3.39	6,712,927		238,085	3.55	6,094,087		237,804	3.90
Non-interest-earning assets	598,712				620,934				595,158
Total assets	$7,282,370				$7,333,861				$6,689,245

Interest-bearing liabilities:
Interest-bearing demand	$2,067,200		$5,123	0.25	$1,726,190		$7,028	0.41	$1,041,188		$11,433	1.10
Savings	1,088,971		1,190	0.11	1,066,794		3,299	0.31	831,832		6,735	0.81
Certificates of deposit	1,711,276		8,895	0.52	1,931,887		21,208	1.10	2,032,046		40,684	2.00
Total interest-bearing deposits	4,867,447		15,208	0.31	4,724,871		31,535	0.67	3,905,066		58,852	1.51
FHLB advances	679,388		14,067	2.07	931,148		18,314	1.97	1,236,139		24,582	1.99
Other borrowings	72,841		394	0.54	2,563		2	0.06	56,957		420	0.74
Total borrowings	752,229		14,461	1.92	933,711		18,316	1.96	1,293,096		25,002	1.93
Total interest-bearing liabilities	5,619,676		29,669	0.53	5,658,582		49,851	0.88	5,198,162		83,854	1.61
Non-interest-bearing liabilities (4)	678,143				583,886				394,758
Total liabilities	6,297,819				6,242,468				5,592,920
Stockholders' equity	984,551				1,091,393				1,096,325
Total liabilities and stockholders' equity	$7,282,370				$7,333,861				$6,689,245

Net interest income			$196,603				$188,234				$153,950
Interest rate spread (5)				2.86%				2.67%				2.29%
Net interest margin (6)				2.94%				2.80%				2.53%
Ratio of interest-earning assets to interest-bearing liabilities	1.19	X			1.19	X			1.17	X

(1)
Loans held-for-sale and non-accruing loans have been included in loans receivable and the effect of such inclusion was not material. Allowance for credit losses has been included in non-interest-earning assets.
(2)
Fair value adjustments have been excluded in the balances of interest-earning assets.
(3)
Includes interest-bearing deposits at other banks and FHLB of New York capital stock.
(4)
Includes average balances of non-interest-bearing deposits of $624.7 million, $518.1 million and $334.5 million for the years ended June 30, 2022, 2021 and 2020, respectively.
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

	Year Ended June 30, 2022 versus Year Ended June 30, 2021			Year Ended June 30, 2021 versus Year Ended June 30, 2020
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)			(In Thousands)
Interest and dividend income
Loans receivable	$2,337	$(14,057)	$(11,720)	$12,057	$(1,416)	$10,641
Taxable investment securities	1,030	478	1,508	7,341	(15,424)	(8,083)
Tax-exempt securities	(423)	44	(379)	(807)	66	(741)
Other interest-earning assets	(2,157)	935	(1,222)	1,984	(3,520)	(1,536)
Total interest-earning assets	$787	$(12,600)	$(11,813)	$20,575	$(20,294)	$281

Interest expense:
Interest-bearing demand	$1,216	$(3,121)	$(1,905)	$5,100	$(9,505)	$(4,405)
Savings	67	(2,176)	(2,109)	1,533	(4,969)	(3,436)
Certificates of deposit	(2,192)	(10,121)	(12,313)	(1,923)	(17,553)	(19,476)
Borrowings	(3,489)	(366)	(3,855)	(7,067)	381	(6,686)
Total interest-bearing liabilities	$(4,398)	$(15,784)	$(20,182)	$(2,357)	$(31,646)	$(34,003)

Change in net interest income	$5,185	$3,184	$8,369	$22,932	$11,352	$34,284

Provision for Credit Losses. The provision for credit losses decreased by $6.4 million to a provision for credit losses reversal of $7.5 million for the year ended June 30, 2022, compared to a provision for credit losses reversal of $1.1 million for the year ended June 30, 2021. The provision for credit losses reversal for the year ended June 30, 2022 was largely attributable to continued improvement in our economic forecast, a reduction in the expected life of various segments of the loan portfolio and a net reduction of $3.0 million in reserves on individually evaluated loans. By comparison, the provision for credit losses reversal for the year ended June 30, 2021 was largely attributable to a release of reserves within certain loan segments, reflecting the improving credit risk outlook for those asset classes in the reasonable and supportable forecast, partially offset by an increase of $6.6 million in reserves on individually evaluated loans and $5.1 million of provision expense on non-PCD loans acquired in connection with the acquisition of MSB.

Additional information regarding the allowance for credit losses and the associated provisions recognized during the year ended June 30, 2022 is presented under “Item 1, Business” on this Annual Report on Form 10-K as well as in Note 1 and Note 6 to the audited consolidated financial statements as well as the Comparison of Financial Condition at June 30, 2022.

Non-Interest Income. Non-interest income decreased by $7.1 million to $13.9 million for the year ended June 30, 2022.

Fees and service charges increased by $683,000 to $2.6 million for the year ended June 30, 2022. The increase primarily reflected increases in various loan-related and deposit-related fees and charges.

Loss on sale and call of securities was $559,000 during the year ended June 30, 2022 compared to a net gain of $767,000 recorded during the earlier comparative period.

Gain on sale of loans decreased by $3.0 million to $2.5 million for the year ended June 30, 2022. The decrease in gain on sale of loans reflected a decrease in the volume of loans sold between comparative periods coupled with a lower average gain per loan.

Bargain purchase gain of $3.1 million was recognized in the earlier comparative period in conjunction with the MSB acquisition. There was no such gain recorded in the current period.

The remaining changes in the other components of non-interest income between comparative periods generally reflected normal operating fluctuations within those line items.

Non-Interest Expense. Non-interest expense decreased by $177,000 to $125.7 million for the year ended June 30, 2022. Included in non-interest expense for the years ended June 30, 2022 and 2021 were various non-recurring items as described below.

Salaries and employee benefits expense increased by $7.5 million to $76.3 million for the year ended June 30, 2022. This increase was largely due to the impact of staff additions, annual merit increases, an increase in incentive payments tied to loan origination volume, and increases in benefit plan expense, including employee medical, post-retirement plan and ESOP expense. These increases were partially offset by a decrease in stock-based compensation expense.

Net occupancy expense of premises increased by $1.4 million to $14.1 million for the year ended June 30, 2022. This increase was primarily due to non-recurring expenses of $1.3 million related to the consolidation of three retail branch locations, $250,000 related to facility repairs made in connection with damage incurred during Tropical Storm Ida and $187,000 related to the closure of a leased office facility acquired in conjunction with the MSB acquisition.

Equipment and systems expense increased by $1.0 million to $15.9 million for the year ended June 30, 2022. This increase was largely attributable to a non-recurring expense of $800,000 from the early termination of a contract with a service provider.

Director compensation decreased by $861,000 to $2.1 million for the year ended June 30, 2022. This decrease primarily reflected a decline in director-related stock-based compensation expense.

Merger-related expenses, associated with our acquisition of MSB, were $4.3 million for the year ended June 30, 2021. There were no such expenses recorded in the current period.

Debt extinguishment expenses, resulting from the pre-payment of FHLB advances, totaled $796,000 for the year ended June 30, 2021. There were no such expenses recorded in the current period.

Other expense decreased by $4.5 million to $12.8 million for the year ended June 30, 2022. This decrease was primarily attributable to a $1.8 million decrease in the provision for credit losses on unfunded commitments and a $1.5 million decrease in asset impairment charges. For the years ended June 30, 2022 and 2021, non-recurring asset impairment charges related to branch and administrative facility consolidation activity totaled $420,000 and $1.9 million, respectively.

The remaining changes in the other components of non-interest expense between comparative periods generally reflected normal operating fluctuations within those line items.

Provision for Income Taxes. Provision for income taxes increased by $3.5 million to $24.8 million for the year ended June 30, 2022, from $21.3 million for the year ended June 30, 2021. The increase in income tax expense largely reflected a higher level of pre-tax net income, as compared to the prior period.

Effective tax rates for the years ended June 30, 2022 and 2021 were 26.9% and 25.2%, respectively. The effective tax rate for the prior comparative period was impacted by the effects of various non-recurring items recorded in conjunction with our acquisition of MSB, including non-deductible merger related expenses, which were partially offset by a non-taxable bargain purchase gain.

Comparison of Operating Results for the Years Ended June 30, 2021 and June 30, 2020

A comparison of our operating results for the years ended June 30, 2021 and June 30, 2020 can be found in our Annual Report on Form 10-K for the year ended June 30, 2021, filed with the SEC on August 27, 2021.

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

Liquidity, at June 30, 2022, included $101.6 million of short-term cash and equivalents supplemented by $1.34 billion of investment securities classified as available for sale which can readily be sold or pledged as collateral, if necessary. In addition, we have the capacity to borrow additional funds from the FHLB, Federal Reserve Bank or via unsecured overnight borrowings. As of June 30, 2022, we had the capacity to borrow additional funds totaling $2.04 billion and $303.9 million from the FHLB of New York and Federal Reserve Bank, respectively, without pledging additional collateral. As of that same date, we also had access to unsecured overnight borrowings with other financial institutions totaling $975.0 million, of which none was outstanding.

Deposits increased $377.0 million to $5.86 billion at June 30, 2022 from $5.49 billion at June 30, 2021. The increase in deposit balances reflected a $316.8 million increase in interest-bearing deposits coupled with a $60.2 million increase in non-interest-bearing deposits. Borrowings from the FHLB of New York and other sources are generally available to supplement the Bank’s liquidity position or to replace maturing deposits. As of June 30, 2022, the Bank’s outstanding balance of FHLB advances, excluding fair value adjustments, totaled $652.5 million. As of the same date, we had $250.0 million outstanding via the Bank’s overnight line of credit with the FHLB.

The following table sets forth information concerning balances and interest rates on our short-term borrowings at and for the periods shown:

	At or For the Years Ended June 30,
	2022	2021	2020
	(Dollars in Thousands)
Balance at end of year	$625,000	$390,000	$865,000
Average balance during year	$476,142	$646,896	$904,262
Maximum outstanding at any month end	$684,000	$815,000	$1,075,000
Weighted average interest rate at end of year	1.72%	0.33%	0.45%
Weighted average interest rate during year	0.58%	1.08%	2.14%

The following table discloses our contractual obligations and commitments as of June 30, 2022:

	At June 30, 2022
	Less than One Year	One to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(In Thousands)
Contractual obligations
Operating lease obligations	$3,614	$6,092	$5,524	$5,956	$21,186
Certificates of deposit	1,468,565	356,374	58,929	5,694	1,889,562
Federal Home Loan Bank Advances	520,000	22,500	103,500	6,500	652,500

Total contractual obligations	$1,992,179	$384,966	$167,953	$18,150	$2,563,248

Commitments
Undisbursed funds from approved lines of credit (1)	$75,755	$18,548	$6,423	$58,540	$159,266
Construction loans in process (1)	109,047	-	-	-	109,047
Other commitments to extend credit (1)	242,148	-	-	-	242,148

Total commitments	$426,950	$18,548	$6,423	$58,540	$510,461

(1)
Represents amounts committed to customers.

In addition to the loan commitments noted above, the pipeline of loans held for sale included $20.3 million of in process loans whose terms included interest rate locks to borrowers that were paired with a best-efforts commitment to sell the loan to a buyer at a fixed price and within a predetermined timeframe after the sale commitment is established.

In addition to the commitments noted above, we are party to standby letters of credit totaling approximately $130,000 at June 30, 2022 through which we guarantee certain specific business obligations of our commercial customers.

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

At June 30, 2022, outstanding loan commitments relating to loans held in portfolio totaled $510.5 million compared to $512.2 million at June 30, 2021. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For additional information regarding our outstanding lending commitments at June 30, 2022, see Note 17 to the audited consolidated financial statements.

Capital

Consistent with our goals to operate as a sound and profitable financial organization, Kearny Financial and Kearny Bank actively seek to maintain our well capitalized status in accordance with regulatory standards. As of June 30, 2022, Kearny Financial and Kearny Bank exceeded all capital requirements of the federal banking regulators and were considered well capitalized.

The following table presents information regarding the Bank’s regulatory capital levels at June 30, 2022:

	At June 30, 2022
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$672,274	13.10%	$410,429	8.00%	$513,036	10.00%
Tier 1 capital (to risk-weighted assets)	642,336	12.52%	307,822	6.00%	410,429	8.00%
Common equity tier 1 capital (to risk-weighted assets)	642,336	12.52%	230,866	4.50%	333,473	6.50%
Tier 1 capital (to adjusted total assets)	642,336	8.70%	295,163	4.00%	368,954	5.00%

The following table presents information regarding the consolidated Company’s regulatory capital levels at June 30, 2022:

	At June 30, 2022
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$778,253	15.17%	$410,515	8.00%
Tier 1 capital (to risk-weighted assets)	748,315	14.58%	307,886	6.00%
Common equity tier 1 capital (to risk-weighted assets)	748,315	14.58%	230,914	4.50%
Tier 1 capital (to adjusted total assets)	748,315	10.14%	295,290	4.00%

For additional information regarding regulatory capital at June 30, 2022, see Note 15 to the audited consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Management of Interest Rate Risk and Market Risk

The majority of our assets and liabilities are sensitive to changes in interest rates and as such, interest rate risk is a significant form of market risk that we must manage. Interest rate risk is generally defined in regulatory nomenclature as the risk to earnings or capital arising from the movement of interest rates and arises from several risk factors including re-pricing risk, basis risk, yield curve risk and option risk.

We maintain an Asset/Liability Management (“ALM”) program in order to manage our interest rate risk. The program is overseen by the Board of Directors through its Interest Rate Risk Management Committee, which has assigned the responsibility for the operational aspects of the ALM program to our Asset/Liability Management Committee (“ALCO”), which is comprised of various members of the senior and executive management team.

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

For both earnings and capital at risk our interest rate risk analysis calculates a base case scenario that assumes no change in interest rates. The model then measures changes throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve up and down 100, 200 and 300 basis points with additional scenarios modeled where appropriate. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates. The relatively low level of interest rates prevalent at June 30, 2022 and June 30, 2021 precluded the modeling of certain falling rate scenarios.

The following tables present the results of our internal EVE and NII analyses as of June 30, 2022 and 2021, respectively:

	June 30, 2022
			1 to 12 Months		13 to 24 Months
Change in Interest Rates	$ Amount of EVE	% Change in EVE	$ Amount of NII	% Change in NII	$ Amount of NII	% Change in NII
	(Dollars in Thousands)
+300 bps	1,089,795	(15.37)%	178,865	(13.62)%	214,839	(1.68)%
+200 bps	1,156,219	(10.21)%	187,601	(9.40)%	215,528	(1.36)%
+100 bps	1,239,935	(3.71)%	198,126	(4.32)%	219,594	0.50%
0 bps	1,287,700	-	207,069	-	218,501	-
-100 bps	1,272,203	(1.20)%	205,241	(0.88)%	204,568	(6.38)%

	June 30, 2021
			1 to 12 Months		13 to 24 Months
Change in Interest Rates	$ Amount of EVE	% Change in EVE	$ Amount of NII	% Change in NII	$ Amount of NII	% Change in NII
	(Dollars in Thousands)
+300 bps	1,083,847	(8.82)%	175,830	(8.38)%	196,307	4.11%
+200 bps	1,132,915	(4.69)%	182,089	(5.12)%	195,756	3.82%
+100 bps	1,176,890	(0.99)%	187,961	(2.06)%	194,543	3.17%
0 bps	1,188,656	-	191,908	-	188,559	-
-100 bps	1,071,463	(9.86)%	181,645	(5.35)%	169,447	(10.14)%

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

Subsequent to June 30, 2022, we executed a series of derivative transactions designed to reduce our net interest income exposure to interest rate shocks in a rising rate environment. These transactions were structured to minimize any adverse impact on current period net interest income.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information that appears under the headings included under “Proposal I – Election of Directors” and “Corporate Governance Matters” in the Registrant’s definitive proxy statement for the Registrant’s 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year end (the “Proxy Statement”) is incorporated herein by reference.

The Company has adopted a code of ethics that applies to its principal executive officer and principal financial and accounting officer. A copy of the code of ethics (referred to as Conflicts of Interest & Code of Conduct) is available on our website at www.kearnybank.com under the “Investors Relations” link, then within the “Corporate Overview” drop down and under the link “Governance Documents” or without charge upon request to the Corporate Secretary, Kearny Financial Corp., 120 Passaic Avenue, Fairfield, New Jersey 07004.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans. Set forth below is information as of June 30, 2022 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

	(A)	(B)	(C)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans - Excluding Securities Reflected in Column (A)(2)
Equity compensation plans approved by stockholders:
2005 Stock Compensation and Incentive Plan	138,040	$10.67	-
2016 Equity Incentive Plan	3,251,166	$15.17	-
2021 Equity Incentive Plan	251,905	$-	6,744,285

Equity compensation plans not approved by stockholders:
None	-	$-	-

Total	3,641,111	$14.98	6,744,285

(1)
The number of securities includes 3,133,040 vested options and 120,000 non-vested options outstanding as of June 30, 2022. In addition to these options, 136,166 restricted stock awards and 251,905 restricted stock units were also non-vested as of June 30, 2022. The non-vested options and restricted stock awards are earned at the rate of 20% one year after the date of the grant and 20% annually thereafter. The non-vested restricted stock units are earned at the rate of 33% seven months after the date of the grant and 33% annually thereafter.
(2)
As of June 30, 2022, there were 6,744,285 options (or 2,248,095 restricted stock units or restricted stock awards) remaining available for award under the approved equity compensation plans.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information that appears under the sections captioned “Corporate Governance Matters – Transactions with Certain Related Persons” and “– Board Independence” in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Our independent registered public accounting firm is Crowe LLP, Grand Rapids, MI, Auditor Firm ID: 173

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

4.1

Form of Common Stock Certificate of Kearny Financial Corp. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-198602), originally filed on September 5, 2014)

4.2

Description of Capital Stock of Kearny Financial Corp. (Incorporated by reference to Exhibit 4.2 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on August 28, 2020)

10.1

Amended and Restated Employment Agreement between Kearny Bank and Craig Montanaro dated May 18, 2015 (Incorporated by reference to Exhibit 10.1 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.2

Amended and Restated Employment Agreement between Kearny Financial Corp. and Craig Montanaro dated May 18, 2015 (Incorporated by reference to Exhibit 10.2 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.3

Employment Agreement between Kearny Bank and Patrick M. Joyce dated May 18, 2015 (Incorporated by reference to Exhibit 10.4 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.4

Amended and Restated Employment Agreement between Kearny Bank and Eric B. Heyer dated July 1, 2018 (Incorporated by reference to Exhibit 10.5 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399, originally filed on August 28, 2018)†

10.5

Employment Agreement between Kearny Bank and Erika K. Parisi dated May 18, 2015 (Incorporated by reference to Exhibit 10.6 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.6

Employment Agreement between Kearny Bank and Keith Suchodolski dated June 15, 2022 (Incorporated by reference to Exhibit 10.1 to Kearny Financial Corp.’s Current Report on Form 8-K (File No. 001-37399, originally filed on June 16, 2022)†

10.7

Employment Agreement between Kearny Bank and Thomas D. DeMedici dated June 21, 2017 (Incorporated by reference to Exhibit 10.8 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on August 28, 2019)†

10.8

Change in Control Agreement between Kearny Bank and Anthony V. Bilotta, Jr. dated July 1, 2018 (Incorporated by reference to Exhibit 10.9 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on August 28, 2019)†

10.9

Form of Two Year Change in Control Agreement between Kearny Bank and Certain Officers (Incorporated by reference to Exhibit 10.7 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.10

Directors Consultation and Retirement Plan as Amended and Restated (Incorporated by reference to Exhibit 10.8 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.11

Amended and Restated Benefit Equalization Plan for Pension Plan (Incorporated by reference to Exhibit 10.9 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.12

Amended and Restated Benefits Equalization Plan Related to the Employee Stock Ownership Plan (Incorporated by reference to Exhibit 10.10 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.13

Kearny Bank Director Life Insurance Agreement (Incorporated by reference to Exhibit 10.1 to Kearny Financial Corp.’s Current Report on Form 8-K (File No. 000-51093), originally filed on August 18, 2005)†

10.14

Form of Amendment to Kearny Bank Director Life Insurance Agreement (Incorporated by reference to Exhibit 10.14 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.15

Kearny Bank Amended and Restated Executive Life Insurance Agreement with Craig Montanaro (Incorporated by reference to Exhibit 10.2 to Kearny Financial Corp.’s Current Report on Form 8-K (File No. 001-37399), originally filed on June 16, 2022)†

10.16

Form of Kearny Bank Executive Life Insurance Agreement with Keith Suchodolski, Patrick M. Joyce and Thomas D. DeMedici (Incorporated by reference to Exhibit 10.2 to Kearny Financial Corp.’s Current Report on Form 8-K (File No. 000-51093), originally filed on August 18, 2005)†

10.17

Form of Amendment to Kearny Bank Executive Life Insurance Agreement with Keith Suchodolski, Patrick M. Joyce and Thomas D. DeMedici (Incorporated by reference to Exhibit 10.16 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.18

Kearny Bank Amended and Restated Change in Control Severance Pay Plan (Incorporated by reference to Exhibit 10.1 to Kearny Financial Corp.’s Quarterly Report on Form 10-Q (File No. 001-37399), originally filed on May 6, 2022)†

10.19

Kearny Bank Executive Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10.20 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on August 28, 2019) †

10.20

Amendment to Freeze Benefit Accruals Under the Kearny Financial Corp. Directors Consultation and Retirement Plan (Incorporated by reference to Exhibit 10.1 to Kearny Financial Corp.’s Current Report on Form 8-K (File No. 001-37399), originally filed on December 23, 2015)†

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

10.23	Kearny Financial Corp. 2021 Equity Incentive Plan (Incorporated by reference to Appendix A to Kearny Financial Corp’s Proxy Statement (File No. 001-37399), originally filed on September 17, 2021)†

21	Subsidiaries of Registrant

23.1	Consent of Crowe LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

August 26, 2022

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

The Company’s management assessed the effectiveness of internal control over financial reporting as of June 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on its assessment, management believes that, as of June 30, 2022, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effective operation of the Company’s internal control over financial reporting as of June 30, 2022, a copy of which is included in this annual report.

/s/ Craig L. Montanaro	/s/ Keith Suchodolski
Craig L. Montanaro	Keith Suchodolski
President and Chief Executive Officer	Senior Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of

Kearny Financial Corp. and Subsidiaries

Fairfield, New Jersey

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Kearny Financial Corp. and Subsidiaries (the “Company”) as of June 30, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2022, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Explanatory Paragraph – Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for credit losses effective July 1, 2020 due to the adoption of ASC 326.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses – Qualitative Factors on Multi-family and Nonresidential Mortgage Loans

As described in Note 1 to the consolidated financial statements, the Company accounts for credit losses under ASC 326, Financial Instruments – Credit Losses. ASC 326 requires the measurement of expected lifetime credit losses for financial assets measured at amortized cost at the reporting date. As of June 30, 2022, the balance of the allowance for credit losses on loans was $47.1 million.

Management employs a process and methodology to estimate the allowance for credit losses (“ACL”) on loans that evaluates both quantitative and qualitative factors. The methodology for evaluating quantitative factors involves pooling loans into portfolio segments for loans that share similar risk characteristics. Pooled loan portfolio segments include multi-family, nonresidential mortgage, commercial business, construction, one-to-four-family residential mortgage, home equity and consumer loans.

For pooled loans, the Company primarily utilizes a discounted cash flow (“DCF”) methodology to estimate credit losses over the expected life of the loan. The DCF methodology combines the probability of default, the loss given default, remaining life of the loan and prepayment and curtailment speed assumptions to estimate a reserve for each loan. The loss rates are adjusted by current and forecasted macroeconomic assumptions and return to the mean after the forecasted periods. These quantitative factors are supplemented by qualitative factors reflecting management’s view of how losses may vary from those represented by quantitative loss rates. Qualitative factors are applied to each portfolio segment with the amounts determined by correlation of credit stress to the maximum loss factors of a peer group’s historical charge-offs. Changes in these assumptions could have a material effect on the Company’s financial results.

We identified auditing the qualitative component of the ACL on pooled loans in the multi-family and nonresidential mortgage loan segments as a critical audit matter because the methodology to determine the estimate of credit losses uses subjective judgments by management and is subject to material variability. Performing audit procedures to evaluate the qualitative factors on the multi-family and nonresidential mortgage loan segments involved a high degree of auditor judgment and required significant effort, including the need to involve more experienced audit personnel including the use of internal specialists.

The primary procedures we performed to address this critical audit matter included:

•
Testing the effectiveness of controls over the evaluation of the ACL on pooled loans, including controls addressing:
o
Methodology and accounting policies.
o
Data inputs, judgments and calculations used to determine the qualitative factors.
o
Information technology general controls and application controls.
o
Management’s review of the qualitative factors.

•
Substantively testing management’s process, including evaluating their judgments and assumptions, for developing the ACL on loans collectively evaluated for impairment, which included:
o
Evaluation of the appropriateness of the Company’s methodology and accounting policies involved in the application of ASC 326.
o
Testing the mathematical accuracy of the calculation.
o
Testing the completeness and accuracy of data used in the calculation including utilizing internal specialists to assist in testing the accuracy of the underlying peer data used to develop the maximum loss factors.
o
Evaluation of the reasonableness of management’s judgments related to qualitative factors to determine if they are calculated to conform with management’s policies and were consistently applied period over period. Our evaluation considered evidence from internal and external sources and loan portfolio composition and performance.

/s/ Crowe LLP

We have served as the Company's auditor since 2017.

Grand Rapids, Michigan

August 26, 2022

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In Thousands, Except Share and Per Share Data)

	June 30,
	2022	2021
Assets
Cash and amounts due from depository institutions	$26,094	$21,463
Interest-bearing deposits in other banks	75,521	46,392
Cash and cash equivalents	101,615	67,855
Investment securities available for sale (amortized cost of $1,462,124 and $1,666,853, respectively), net of allowance for credit losses of $0 at June 30, 2022 and June 30, 2021	1,344,093	1,676,864
Investment securities held to maturity (fair value of $108,118 and $39,610, respectively), net of allowance for credit losses of $0 at June 30, 2022 and June 30, 2021	118,291	38,138
Loans held-for-sale	28,874	16,492
Loans receivable	5,417,845	4,851,394
Less: allowance for credit losses on loans	(47,058)	(58,165)
Net loans receivable	5,370,787	4,793,229
Premises and equipment	53,281	56,338
Federal Home Loan Bank ("FHLB") of New York stock	47,144	36,615
Accrued interest receivable	20,466	19,362
Goodwill	210,895	210,895
Core deposit intangibles	3,020	3,705
Bank owned life insurance	289,177	283,310
Deferred income tax assets, net	49,350	29,323
Other real estate owned	178	178
Other assets	82,712	51,431
Total Assets	$7,719,883	$7,283,735

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest-bearing	$653,899	$593,718
Interest-bearing	5,208,357	4,891,588
Total deposits	5,862,256	5,485,306
Borrowings	901,337	685,876
Advance payments by borrowers for taxes	16,746	15,752
Other liabilities	45,544	53,857
Total Liabilities	6,825,883	6,240,791

Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 800,000,000 shares authorized; 68,666,323 shares and 78,964,859 shares issued and outstanding, respectively	687	790
Paid-in capital	528,396	654,396
Retained earnings	445,451	408,367
Unearned employee stock ownership plan shares; 2,558,895 shares and 2,759,594 shares, respectively	(24,807)	(26,753)
Accumulated other comprehensive (loss) income	(55,727)	6,144
Total Stockholders' Equity	894,000	1,042,944
Total Liabilities and Stockholders' Equity	$7,719,883	$7,283,735

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Income

(In Thousands, Except Per Share Data)

	Years Ended June 30,
	2022	2021	2020
Interest Income
Loans	$190,520	$202,240	$191,599
Taxable investment securities	32,746	31,238	39,321
Tax-exempt investment securities	1,273	1,652	2,393
Other interest-earning assets	1,733	2,955	4,491
Total Interest Income	226,272	238,085	237,804

Interest Expense
Deposits	15,208	31,535	58,852
Borrowings	14,461	18,316	25,002
Total Interest Expense	29,669	49,851	83,854
Net Interest Income	196,603	188,234	153,950
(Reversal of) provision for credit losses	(7,518)	(1,121)	4,197
Net Interest Income after (Reversal of) Provision for Credit Losses	204,121	189,355	149,753

Non-Interest Income
Fees and service charges	2,580	1,897	2,051
(Loss) gain on sale and call of securities	(559)	767	2,250
Gain on sale of loans	2,539	5,574	3,186
Gain (loss) on sale and write down of other real estate owned	5	-	(28)
Income from bank owned life insurance	6,167	6,267	6,225
Electronic banking fees and charges	1,626	1,717	1,245
Bargain purchase gain	-	3,053	-
Other income	1,576	1,751	194
Total Non-Interest Income	13,934	21,026	15,123

Non-Interest Expense
Salaries and employee benefits	76,264	68,800	62,015
Net occupancy expense of premises	14,114	12,673	11,424
Equipment and systems	15,886	14,870	11,755
Advertising and marketing	2,059	2,161	2,788
Federal deposit insurance premium	2,455	1,940	286
Directors' compensation	2,132	2,993	3,079
Merger-related expenses	-	4,349	951
Debt extinguishment expenses	-	796	2,156
Other expense	12,798	17,303	13,170
Total Non-Interest Expense	125,708	125,885	107,624
Income before Income Taxes	92,347	84,496	57,252
Income tax expense	24,800	21,263	12,287
Net Income	$67,547	$63,233	$44,965

Net Income per Common Share (EPS)
Basic	$0.95	$0.77	$0.55
Diluted	$0.95	$0.77	$0.55
Weighted Average Number of Common Shares Outstanding
Basic	70,911	82,387	82,409
Diluted	70,933	82,391	82,430

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In Thousands)

	Years Ended June 30,
	2022	2021	2020
Net Income	$67,547	$63,233	$44,965
Other Comprehensive (Loss) Income, net of tax:
Net unrealized (loss) gain on securities available for sale	(91,453)	(8,274)	16,126
Amortization of net unrealized loss on securities available for sale transferred to held to maturity	-	-	421
Net realized loss (gain) on sale and call of securities available for sale	397	(538)	(1,587)
Fair value adjustments on derivatives	28,481	13,470	(16,310)
Benefit plan adjustments	704	229	(232)
Total Other Comprehensive (Loss) Income	(61,871)	4,887	(1,582)
Total Comprehensive Income	$5,676	$68,120	$43,383

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands, Except Per Share Data)

	Common Stock		Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Income	Total
Balance - June 30, 2019	89,126	$891	$787,394	$366,679	$(30,644)	$2,839	$1,127,159

Net income	-	-	-	44,965	-	-	44,965
Other comprehensive loss, net of income tax	-	-	-	-	-	(1,582)	(1,582)
ESOP shares committed to be released (201 shares)	-	-	409	-	1,945	-	2,354
Stock repurchases	(5,376)	(53)	(69,729)	-	-	-	(69,782)
Stock-based compensation expense	-	-	5,879	-	-	-	5,879
Cancellation of stock issued for restricted stock awards	(87)	(1)	(1,082)	-	-	-	(1,083)
Cash dividends declared ($0.29 per common share)	-	-	-	(23,733)	-	-	(23,733)

Balance - June 30, 2020	83,663	$837	$722,871	$387,911	$(28,699)	$1,257	$1,084,177

	Common Stock		Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Income	Total
Balance - June 30, 2020	83,663	$837	$722,871	$387,911	$(28,699)	$1,257	$1,084,177

Cumulative effect of change in accounting principle - Topic 326	-	-	-	(14,239)	-	-	(14,239)
Balance - July 1, 2020 as adjusted for change in accounting principle	83,663	837	722,871	373,672	(28,699)	1,257	1,069,938
Net income	-	-	-	63,233	-	-	63,233
Other comprehensive income, net of income tax	-	-	-	-	-	4,887	4,887
ESOP shares committed to be released (201 shares)	-	-	123	-	1,946	-	2,069
Stock option exercise	41	-	373	-	-	-	373
Stock repurchases	(10,567)	(105)	(118,916)	-	-	-	(119,021)
Issuance of stock under stock benefit plans	54	1	(1)	-	-	-	-
Stock-based compensation expense	-	-	5,673	-	-	-	5,673
Cancellation of stock issued for restricted stock awards	(80)	(1)	(802)	-	-	-	(803)
Stock issued in conjunction with the acquisition of MSB Financial Corp.	5,854	58	45,075	-	-	-	45,133
Cash dividends declared ($0.35 per common share)	-	-	-	(28,538)	-	-	(28,538)

Balance - June 30, 2021	78,965	$790	$654,396	$408,367	$(26,753)	$6,144	$1,042,944

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands, Except Per Share Data)

	Common Stock		Paid-In	Retained	Unearned ESOP	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Income (Loss)	Total
Balance - June 30, 2021	78,965	$790	$654,396	$408,367	$(26,753)	$6,144	$1,042,944

Net income	-	-	-	67,547	-	-	67,547
Other comprehensive loss, net of income tax	-	-	-	-	-	(61,871)	(61,871)
ESOP shares committed to be released (201 shares)	-	-	600	-	1,946	-	2,546
Stock repurchases	(10,222)	(102)	(129,418)	-	-	-	(129,520)
Stock-based compensation expense	-	-	3,794	-	-	-	3,794
Cancellation of stock issued for restricted stock awards	(77)	(1)	(976)	-	-	-	(977)
Cash dividends declared ($0.43 per common share)		-	-	(30,463)	-		(30,463)

Balance - June 30, 2022	68,666	$687	$528,396	$445,451	$(24,807)	$(55,727)	$894,000

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Years Ended June 30,
	2022	2021	2020
Cash Flows from Operating Activities:
Net income	$67,547	$63,233	$44,965
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	5,971	5,862	4,647
Net accretion of premiums, discounts and loan fees and costs	(5,669)	(13,214)	(9,457)
Deferred income taxes and valuation allowance	5,023	4,154	665
Bargain purchase gain	-	(3,053)	-
Amortization of intangible assets	685	980	1,165
Amortization (accretion) of benefit plans’ unrecognized net loss (gain)	1,003	320	(328)
(Reversal of) provision for credit losses	(7,518)	(1,121)	4,197
(Gain) loss on sale and write-down of other real estate owned	(5)	-	28
Loans originated for sale	(179,727)	(281,086)	(290,800)
Proceeds from sale of mortgage loans held-for-sale	196,796	290,530	285,436
Gain on sale of mortgage loans held-for-sale, net	(2,415)	(5,147)	(3,159)
Realized loss (gain) on sale/call of securities available for sale	559	(767)	(2,250)
Realized loss on debt extinguishment	-	796	2,156
Realized gain on sale of loans receivable	(124)	(427)	(27)
Realized (gain) loss on disposition of premises and equipment	(363)	(971)	383
Loss on write-down of premises	-	1,938	-
Increase in cash surrender value of bank owned life insurance	(6,167)	(6,267)	(6,225)
ESOP and stock-based compensation expense	6,340	7,742	8,233
(Increase) decrease in interest receivable	(1,104)	(288)	1,987
Decrease (increase) in other assets	7,922	(4,454)	(35,290)
Increase (decrease) in interest payable	853	(638)	(4,887)
(Decrease) increase in other liabilities	(8,306)	17,295	17,885
Net Cash Provided by Operating Activities	81,301	75,417	19,324

Cash Flows from Investing Activities:
Purchases of:
Investment securities available for sale	(229,145)	(918,668)	(487,898)
Investment securities held to maturity	(86,406)	(12,321)	-
Proceeds from:
Repayments/calls/maturities of investment securities available for sale	330,152	517,511	213,052
Repayments/calls/maturities of investment securities held to maturity	6,116	6,595	6,175
Sale of investment securities available for sale	100,336	98,084	164,299
Purchase of loans	(123,389)	(81,707)	(73,262)
Net (increase) decrease in loans receivable	(467,236)	232,660	264,109
Proceeds from sale of loans receivable	1,450	44,801	497
Purchase of interest rate caps	-	-	(1,476)
Proceeds from sale of other real estate owned	708	-	-
Additions to premises and equipment	(2,920)	(5,458)	(5,960)
Proceeds from death benefit of bank owned life insurance	300	-	-
Proceeds from cash settlement of premises and equipment	612	4,852	395
Purchase of FHLB stock	(30,382)	(37)	(4,500)
Redemption of FHLB stock	19,853	25,421	10,036
Net cash acquired in acquisition	-	4,296	-
Net Cash (Used in) Provided by Investing Activities	(479,951)	(83,971)	85,467

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Years Ended June 30,
	2022	2021	2020
Cash Flows from Financing Activities:
Net increase in deposits	377,606	596,583	283,726
Repayment of term FHLB advances	(4,100,000)	(2,847,796)	(3,508,146)
Proceeds from term FHLB advances	4,085,000	2,345,000	3,390,000
Net increase (decrease) in other short-term borrowings	230,000	(48,635)	(33,035)
Net increase (decrease) in advance payments by borrowers for taxes	994	(1,611)	(318)
Repurchase and cancellation of common stock of Kearny Financial Corp.	(129,520)	(119,021)	(69,782)
Cancellation of shares repurchased on vesting to pay taxes	(977)	(803)	(1,083)
Exercise of stock options	-	373	-
Dividends paid	(30,693)	(28,648)	(24,121)
Net Cash Provided by (Used in) Financing Activities	432,410	(104,558)	37,241
Net Increase (Decrease) in Cash and Cash Equivalents	33,760	(113,112)	142,032
Cash and Cash Equivalents - Beginning	67,855	180,967	38,935
Cash and Cash Equivalents - Ending	$101,615	$67,855	$180,967

Supplemental Disclosures of Cash Flows Information:
Cash paid during the year for:
Income taxes, net of refunds	$15,552	$19,734	$11,812
Interest	$28,816	$50,488	$88,740

Non-cash investing and financing activities:
Transfers from loans receivable to loans held-for-sale	$27,036	$43,579	$-
Acquisition of other real estate owned in settlement of loans	$703	$-	$206
Fair value of assets acquired, net of cash and cash equivalents acquired	$-	$567,816	$-
Fair value of liabilities assumed	$-	$523,926	$-

In conjunction with the adoption of ASU 2019-04, the following qualifying held to maturity securities were transferred to available for sale:
Debt securities transferred from held to maturity to available for sale	$-	$-	$537,732

In conjunction with the adoption of ASU 2016-02, the following assets and liabilities were recognized:
Operating lease right-of-use assets	$-	$-	$17,243
Operating lease liabilities	$-	$-	$17,758

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

Business of the Company and Subsidiaries

The Company’s primary business is the ownership and operation of the Bank. The Bank is principally engaged in the business of attracting deposits from the general public and using those deposits, together with other funds, to originate or purchase loans for its portfolio and invest in securities. Loans originated or purchased by the Bank generally include loans collateralized by residential and commercial real estate augmented by secured and unsecured loans to businesses and consumers. The investment securities purchased by the Bank generally include U.S. agency mortgage-backed securities, U.S. government and agency debentures, obligations of state and political subdivisions, corporate bonds, asset-backed securities, collateralized loan obligations and subordinated debt.

At June 30, 2022, the Bank had one wholly owned subsidiary CJB Investment Corp. CJB Investment Corp was organized under New Jersey law as a New Jersey Investment Company and remained active through the three-year period ended June 30, 2022.

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of June 30, 2022, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date this document was filed.

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

Securities include concentrations of investments backed by U.S. government agencies and U.S. government sponsored enterprises (“GSEs”), including the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Government National Mortgage Association (“Ginnie Mae”). Additional concentration risk exists in the Company’s municipal and corporate obligations, asset-backed securities and collateralized loan obligations.

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

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at unpaid principal balances, net of deferred loan origination fees and costs, purchase discounts and premiums, purchase accounting fair value adjustments and the allowance for credit losses. Interest income is accrued on the unpaid principal balance. Certain direct loan origination costs, net of loan origination fees, are deferred and amortized, using the level-yield method, as an adjustment of yield over the contractual lives of the related loans. Unearned premiums and discounts are amortized or accreted utilizing the level-yield method over the contractual lives of the related loans.

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

Past Due Loans

A loan’s past due status is generally determined based upon its principal and interest (“P&I”) payment delinquency status in conjunction with its past maturity status, where applicable. A loan’s P&I payment delinquency status is based upon the number of calendar days between the date of the earliest P&I payment due and the as of measurement date. A loan’s past maturity status, where applicable, is based upon the number of calendar days between a loan’s contractual maturity date and the as of measurement date. Based upon the larger of these criteria, loans are categorized into the following past due tiers for financial statement reporting and disclosure purposes: Current (including 1-29 days), 30-59 days, 60-89 days and 90 or more days.

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

Allowance for Credit Losses

Effective July 1, 2020, the Company adopted the provisions of ASC 326 and modified its accounting policy for the allowance for credit losses on loans. The allowance for credit losses represents the estimated amount considered necessary to cover lifetime expected credit losses inherent in financial assets at the balance sheet date. The measurement of expected credit losses is applicable to loans receivable and securities measured at amortized cost. It also applies to off-balance sheet credit exposures such as loan commitments and unused lines of credit. The allowance is established through a provision for credit losses that is charged against income. The methodology for determining the allowance for credit losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the forecasted economic environment that could result in changes to the amount of the recorded allowance for credit losses.

The allowance for credit losses is reported separately as a contra-asset on the Consolidated Statements of Financial Condition. The expected credit losses for unfunded lending commitments and unfunded loan commitments is reported on the Consolidated Statements of Financial Condition in other liabilities while the provision for credit losses related to unfunded commitments is reported in other non-interest expense.

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

The Company has chosen to segment its portfolio consistent with the manner in which it manages credit risk. Such segments include multi-family mortgage, nonresidential mortgage, commercial business, construction, one- to four-family residential mortgage, home equity and consumer. For most segments the Company calculates estimated credit losses using a probability of default and loss given default methodology, the results of which are applied to the aggregated discounted cash flow of each individual loan within the segment. The point in time probability of default and loss given default are then conditioned by macroeconomic scenarios to incorporate reasonable and supportable forecasts that affect the collectability of the reported amount.

The Company estimates the allowance for credit losses on loans via a quantitative analysis which considers relevant available information from internal and external sources related to past events and current conditions, as well as the incorporation of reasonable and supportable forecasts. The Company evaluates a variety of factors including third party economic forecasts, industry trends and other available published economic information in arriving at its forecasts. After the reasonable and supportable forecast period, the Company reverts, on a straight-line basis, to the historical average economic variables. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual borrower or the renewal option is included in the original or modified contract at the reporting date and are not unconditionally cancelable by the Company.

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

Allowance for Credit Losses on Off-Balance Sheet Commitments

The Company is required to include unfunded commitments that are expected to be funded in the future within the allowance calculation, other than those that are unconditionally cancelable. To arrive at that reserve, the reserve percentage for each applicable segment is applied to the unused portion of the expected commitment balance and is multiplied by the expected funding rate. To determine the expected funding rate, the Company uses a historical utilization rate for each segment. As noted above, the allowance for credit losses on unfunded loan commitments is included in other liabilities on the Consolidated Statements of Financial Condition and the related credit expense is recorded in other non-interest expense in the Consolidated Statements of Income.

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System (the “FRB”) and the Federal Deposit Insurance Corporation (the “FDIC”), issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term modifications such as payment deferrals, fee waivers, extension of repayment terms, or other delays in payment that are insignificant. Provisions of the CARES Act largely mirrored the provisions of the interagency statement, providing that modified loans were not to be considered TDRs if they were performing at December 31, 2019 and other considerations set forth in the interagency statements were met. Borrowers considered current were those that were less than 30 days past due at the time a modification program was implemented or at December 31, 2019.

On December 27, 2020, the 2021 Consolidated Appropriations Act (the “2021 CAA”) was signed into law. The $900 billion relief package included legislation that extended certain relief provisions of the CARES Act that were set to expire on December 31, 2020 to January 1, 2022.

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

Goodwill and Other Intangible Assets

Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company performed its annual impairment test during the fourth quarter of its fiscal year ended June 30, 2022. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our audited Consolidated Statements of Financial Condition.

In assessing impairment, the Company has the option to perform a qualitative analysis to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of such events or circumstances, the Company determines it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then the Company would not be required to perform a quantitative impairment test.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

For the year ended June 30, 2022, a qualitative assessment of goodwill was performed and it was determined that it was not more-likely-than-not that the fair value of the Company’s single reporting unit was less than its carrying amount, therefore the Company did not perform a quantitative impairment test.

No impairment charges were required to be recorded in the years ended June 30, 2022, 2021 or 2020. If an impairment loss is determined to exist in the future, such loss will be reflected as an expense in the Consolidated Statements of Income in the period in which the impairment loss is determined.

The balance of other intangible assets at June 30, 2022 and 2021 totaled $3.0 million and $3.7 million, respectively, representing the remaining unamortized balance of the core deposit intangibles ascribed to the value of deposits acquired by the Bank through the acquisition of Atlas Bank in June 2014, Clifton Bancorp Inc. in April 2018, and MSB Financial Corp. in July 2020.

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

Income Taxes

The Company and its subsidiaries file consolidated federal income tax returns. Federal income taxes are allocated to each entity based on their respective contributions to the taxable income of the consolidated income tax returns. Separate state income tax returns are filed for the Company and its subsidiaries on either a consolidated or unconsolidated basis as required by the jurisdiction. The federal income tax rate of 21% was applicable for the years ended June 30, 2022, 2021 or 2020.

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

The Company identified no significant income tax uncertainties through the evaluation of its income tax positions as of June 30, 2022 and 2021. Therefore, the Company has no unrecognized income tax benefits as of those dates. Our policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Income. The Company recognized no material interest and penalties during the years ended June 30, 2022, 2021 or 2020. The tax years subject to examination by the taxing authorities are the years ended June 30, 2021, 2020 and 2019.

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

Employee Stock Ownership Plan

The cost of shares issued to the Employee Stock Ownership Plan (the “ESOP”), but not yet allocated to participants, is shown as a reduction of shareholders’ equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated and unallocated ESOP shares either reduce retained earnings or reduce debt and accrued interest as determined by the ESOP Plan Administrator.

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes items recorded in equity, such as unrealized gains and losses on securities available for sale, unrealized gains and losses on derivatives, amortization of unrealized gains and losses on securities transferred from available for sale to held to maturity and amortization related to post-retirement obligations. Comprehensive income is presented in a separate Consolidated Statement of Comprehensive Income.

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

Loan Commitments and Related Financial Instruments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. (See Note 17, Commitments, for additional information).

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

All derivatives are recognized as either assets or liabilities in the Consolidated Financial Statements at their fair values. For a derivative designated as a cash flow hedge, the gain or loss on the derivative is recorded in other comprehensive income and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. For a derivative designated as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

The Company discontinues hedge accounting when (a) it determines that a derivative is no longer effective in offsetting changes in cash flows of a hedged item; (b) the derivative expires or is sold, terminated or exercised; (c) probability exists that the forecasted transaction will no longer occur; or (d) management determines that designating the derivative as a hedging instrument is no longer appropriate. In all cases in which hedge accounting is discontinued and a derivative remains outstanding, the Company will carry the derivative at fair value in the Consolidated Financial Statements, recognizing changes in fair value in current period income in the Consolidated Statements of Income.

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

The Company’s interest rate derivatives are comprised of interest rate swaps and caps hedging variable rate wholesale funding and accounted for as cash flow hedges. The carrying value of interest rate derivatives is included in the balance of other assets or other liabilities and comprises the remaining unamortized cost of interest rate caps and the cumulative changes in the fair value of interest rate derivatives. Such changes in fair value are offset against accumulated other comprehensive income, net of deferred income tax.

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

Net Income per Common Share (“EPS”)

Basic EPS is based on the weighted average number of common shares actually outstanding adjusted for the ESOP shares not yet committed to be released. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options or restricted stock units, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable or which could be converted into common stock, if dilutive, using the treasury stock method. Shares issued and reacquired during any period are weighted for the portion of the period they were outstanding.

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 18, Fair Value of Financial Instruments. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

Stock Compensation Plans

Compensation expense related to stock options, non-vested stock awards and non-vested stock units is based on the fair value of the award on the measurement date with expense recognized on a straight-line basis over the service period of the award. The fair value of stock options is estimated using the Black-Scholes valuation model. The fair value of non-vested stock awards and stock units is generally the closing market price of the Company’s common stock on the date of grant. The Company accounts for forfeitures as they occur.

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as incurred.

Reclassification

Certain reclassifications have been made in the consolidated financial statements to conform to the current year presentation. Such reclassifications had no impact on net income or stockholders’ equity as previously reported. Specifically, effective July 1, 2021, loan prepayment penalty income was reclassified to interest income on loans. Previously, loan prepayment income was recorded within non-interest income. Interest income and non-interest income for all periods presented reflect this reclassification.

Note 2 – Recent Accounting Pronouncements

In March 2022, the Financial Accounting Standards Board (the “FASB”) issued ASU 2022-02, “Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” to improve the usefulness of information provided to investors about certain loan refinancings, restructurings and write-offs. ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings by creditors and enhances disclosure requirements for certain modifications made to borrowers experiencing financial difficulty. In addition, ASU 2022-02 requires public business entities to disclose current-period gross write-offs for financing receivables and net investments in leases by year of origination in the vintage disclosures. For entities that have adopted ASU 2016-13, the amendments in ASU 2022-02 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted, including adoption in an interim period. If an entity elects to early adopt the amendments in ASU 2022-02, the guidance should be applied as of the beginning of the fiscal year that includes the interim period. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The amendments in ASU 2022-02 should be applied prospectively, but for the amendments related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method that would result in a cumulative-effect adjustment to retained earnings in the period of adoption. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2 – Recent Accounting Pronouncements (continued)

Adoption of New Accounting Standards

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. ASU 2019-12 provides amendments intended to reduce the cost and complexity in accounting for income taxes while maintaining or improving the usefulness of the information provided to users of financial statements. ASU 2019-12 removes the following exceptions from ASC 740, Income Taxes: (i) exceptions to the incremental approach for intraperiod tax allocation; (ii) exceptions to accounting for basis differences when a foreign subsidiary becomes an equity method investment or a foreign equity method investment become a subsidiary; and (iii) exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. ASU 2019-12 provides the following amendments that simplify and improve guidance with Topic 740: (i) franchise taxes that are based partially on income; (ii) transactions that result in a step up in the tax basis of goodwill; (iii) separate financial statements of legal entities that are not subject to tax; (iv) enacted changes in tax laws in interim periods; and (v) employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. For public business entities, the amendments in ASU 2019-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted ASU 2019-12 in July 2021, and its adoption did not have a significant impact on the Company's consolidated financial statements.

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

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Available for sale:
Debt securities:
Obligations of state and political subdivisions	$28,485	$39	$89	$-	$28,435
Asset-backed securities	169,506	-	2,949	-	166,557
Collateralized loan obligations	315,693	-	7,880	-	307,813
Corporate bonds	159,871	175	6,649	-	153,397
Total debt securities	673,555	214	17,567	-	656,202

Mortgage-backed securities:
Collateralized mortgage obligations (1)	7,451	-	329	-	7,122
Residential pass-through securities (1)	595,337	45	80,624	-	514,758
Commercial pass-through securities (1)	185,781	1	19,771	-	166,011
Total mortgage-backed securities	788,569	46	100,724	-	687,891

Total securities available for sale	$1,462,124	$260	$118,291	$-	$1,344,093

(1) Government-sponsored enterprises.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 – Securities (continued)

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Available for sale:
Debt securities:
Obligations of state and political subdivisions	$33,800	$803	$-	$-	$34,603
Asset-backed securities	240,217	2,835	63	-	242,989
Collateralized loan obligations	189,873	177	170	-	189,880
Corporate bonds	155,622	2,802	73	-	158,351
Total debt securities	619,512	6,617	306	-	625,823

Mortgage-backed securities:
Collateralized mortgage obligations (1)	13,420	319	-	-	13,739
Residential pass-through securities (1)	744,196	7,443	7,148	-	744,491
Commercial pass-through securities (1)	289,725	5,738	2,652	-	292,811
Total mortgage-backed securities	1,047,341	13,500	9,800	-	1,051,041

Total securities available for sale	$1,666,853	$20,117	$10,106	$-	$1,676,864

(1) Government-sponsored enterprises.

	June 30, 2022
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Held to maturity:
Debt securities:
Obligations of state and political subdivisions	$21,159	$44	$78	$-	$21,125
Total debt securities	21,159	44	78	-	21,125

Mortgage-backed securities:
Residential pass-through securities (1)	84,851	-	8,587	-	76,264
Commercial pass-through securities (1)	12,281	-	1,552	-	10,729
Total mortgage-backed securities	97,132	-	10,139	-	86,993

Total securities held to maturity	$118,291	$44	$10,217	$-	$108,118

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

(1) Government-sponsored enterprises.

Excluding the balances of mortgage-backed securities, the following tables present the amortized cost and estimated fair values of debt securities available for sale and held to maturity, by contractual maturity, at June 30, 2022:

	June 30, 2022
	Amortized Cost	Fair Value
	(In Thousands)
Available for sale debt securities:
Due in one year or less	$2,621	$2,625
Due after one year through five years	18,736	18,725
Due after five years through ten years	336,005	327,737
Due after ten years	316,193	307,115
Total	$673,555	$656,202

	June 30, 2022
	Amortized Cost	Fair Value
	(In Thousands)
Held to maturity debt securities:
Due in one year or less	$5,048	$5,056
Due after one year through five years	14,409	14,377
Due after five years through ten years	1,702	1,692
Due after ten years	-	-
Total	$21,159	$21,125

Sales of securities available for sale were as follows for the periods presented below:

	June 30,	June 30,	June 30,
	2022	2021	2020
	(In Thousands)
Available for sale securities sold:
Proceeds from sales of securities	$100,336	$98,084	$164,299

Gross realized gains	$-	$1,196	$2,363
Gross realized losses	(565)	(470)	(145)
Net (loss) gain on sales of securities	$(565)	$726	$2,218

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 – Securities (continued)

Gains resulting from calls of securities available for sale were as follows for the periods presented below:

	June 30,	June 30,	June 30,
	2022	2021	2020
	(In Thousands)
Available for sale securities called:
Gross realized gains	$6	$41	$32
Gross realized losses	-	-	-
Net gain on calls of securities	$6	$41	$32

During the years ended June 30, 2022, 2021 and 2020, there were no gains or losses recorded on sales or calls of securities held to maturity.

The carrying value of securities pledged for borrowings at the FHLB and other institutions, and securities pledged for public funds and other purposes, were as follows as of the dates presented below:

	June 30,	June 30,
	2022	2021
	(In Thousands)
Securities pledged:
Pledged for borrowings at the FHLB of New York	$178,048	$170,120
Pledged to secure public funds on deposit	357,841	137,778
Pledged for potential borrowings at the Federal Reserve Bank of New York	378,071	274,076
Total carrying value of securities pledged	$913,960	$581,974

The following tables present the gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that securities have been in a continuous unrealized loss position within the available for sale portfolio at June 30, 2022 and June 30, 2021:

	June 30, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale:
Obligations of state and political subdivisions	$11,310	$89	$-	$-	30	$11,310	$89
Asset-backed securities	161,303	2,928	5,254	21	15	166,557	2,949
Collateralized loan obligations	236,967	6,435	70,846	1,445	24	307,813	7,880
Corporate bonds	129,407	6,464	3,815	185	27	133,222	6,649
Collateralized mortgage obligations	7,122	329	-	-	6	7,122	329
Commercial pass-through securities	63,045	3,194	102,817	16,577	21	165,862	19,771
Residential pass-through securities	237,928	26,566	274,197	54,058	106	512,125	80,624

Total	$847,082	$46,005	$456,929	$72,286	229	$1,304,011	$118,291

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

The following table presents the gross unrecognized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that securities have been in a continuous unrecognized loss position within the held to maturity portfolio at June 30, 2022:

	June 30, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Number of Securities	Fair Value	Unrecognized Losses
	(Dollars in Thousands)
Securities Held to Maturity:
Obligations of state and political subdivisions	$8,681	$78	$-	$-	15	$8,681	$78
Commercial pass-through securities	10,729	1,552	-	-	1	10,729	1,552
Residential pass-through securities	76,264	8,587	-	-	8	76,264	8,587

Total	$95,674	$10,217	$-	$-	24	$95,674	$10,217

At June 30, 2021, there were no held to maturity securities with unrecognized losses.

Available for sale securities are evaluated to determine if a decline in fair value below the amortized cost basis has resulted from a credit loss or from other factors. An impairment related to credit factors would be recorded through an allowance for credit losses. The allowance is limited to the amount by which the security’s amortized cost basis exceeds the fair value. An impairment that has not been recorded through an allowance for credit losses shall be recorded through other comprehensive income, net of applicable taxes. Investment securities will be written down to fair value through the Consolidated Statement of Income if management intends to sell, or may be required to sell, the securities before they recover in value. The issuers of these securities continue to make timely principal and interest payments and none of these securities were past due or were placed in nonaccrual status at June 30, 2022. Management believes that the unrealized losses on these securities are a function of changes in market interest rates and credit spreads, not changes in credit quality. No allowance for credit losses was recorded at June 30, 2022 on available for sale securities.

At June 30, 2022, the held to maturity securities portfolio consisted of agency mortgage-backed securities and obligations of state and political subdivisions. The mortgage-backed securities are issued by U.S. government agencies and are implicitly guaranteed by the U.S. government. The obligations of state and political subdivisions in the portfolio are highly rated by major rating agencies and have a long history of no credit losses. The Company regularly monitors the obligations of state and political subdivisions sector of the market and reviews collectability including such factors as the financial condition of the issuers as well as credit ratings in effect as of the reporting period. No allowance for credit losses was recorded at June 30, 2022 on held to maturity securities.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 – Loans Receivable

The following table sets forth the composition of the Company’s loan portfolio at June 30, 2022 and June 30, 2021:

	June 30,	June 30,
	2022	2021
	(In Thousands)
Commercial loans:
Multi-family mortgage	$2,409,090	$2,039,260
Nonresidential mortgage	1,019,838	1,079,444
Commercial business	176,807	168,951
Construction	140,131	93,804
Total commercial loans	3,745,866	3,381,459

One- to four-family residential mortgage	1,645,816	1,447,721

Consumer loans:
Home equity loans	42,028	47,871
Other consumer	2,866	3,259
Total consumer loans	44,894	51,130

Total loans	5,436,576	4,880,310

Unaccreted yield adjustments	(18,731)	(28,916)

Total loans receivable, net of yield adjustments	$5,417,845	$4,851,394

The Bank has granted loans to officers and directors of the Company and its subsidiaries and to their associates. As of June 30, 2022 and 2021, such loans totaled approximately $2.6 million and $1.4 million, respectively. During the year ended June 30, 2022, the Bank granted two new loans to related parties totaling $1.8 million. During the year ended June 30, 2021, the Bank granted one new loan to related parties totaling $478,000.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 – Loans Receivable (continued)

Past Due Loans

Past due status is based on the contractual payment terms of the loans. The following tables present the payment status of past due loans as of June 30, 2022 and June 30, 2021, by loan segment:

	Payment Status
	June 30, 2022
	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(In Thousands)
Multi-family mortgage	$3,148	$3,056	$7,788	$13,992	$2,395,098	$2,409,090
Nonresidential mortgage	4,026	-	18,132	22,158	997,680	1,019,838
Commercial business	98	57	155	310	176,497	176,807
Construction	-	-	-	-	140,131	140,131
One- to four-family residential mortgage	1,525	253	3,455	5,233	1,640,583	1,645,816
Home equity loans	28	35	-	63	41,965	42,028
Other consumer	-	-	-	-	2,866	2,866
Total loans	$8,825	$3,401	$29,530	$41,756	$5,394,820	$5,436,576

	Payment Status
	June 30, 2021
	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(In Thousands)
Multi-family mortgage	$-	$-	$16,094	$16,094	$2,023,166	$2,039,260
Nonresidential mortgage	-	-	32,891	32,891	1,046,553	1,079,444
Commercial business	-	-	401	401	168,550	168,951
Construction	-	-	-	-	93,804	93,804
One- to four-family residential mortgage	382	2,734	5,104	8,220	1,439,501	1,447,721
Home equity loans	6	5	32	43	47,828	47,871
Other consumer	1	-	-	1	3,258	3,259
Total loans	$389	$2,739	$54,522	$57,650	$4,822,660	$4,880,310

Nonperforming Loans

Loans are generally placed on nonaccrual status when contractual payments become 90 or more days past due or when the Company does not expect to receive all P&I payment owed substantially in accordance with the terms of the loan agreement, regardless of past due status. Loans that become 90 days past due, but are well secured and in the process of collection, may remain on accrual status. Nonaccrual loans are generally returned to accrual status when all payments due are brought current and the Company expects to receive all remaining P&I payments owed substantially in accordance with the terms of the loan agreement. Payments received in cash on nonaccrual loans, including both the principal and interest portions of those payments, are generally applied to reduce the carrying value of the loan. The Company did not recognize interest income on non-accrual loans during the years ended June 30, 2022, 2021 and 2020.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 – Loans Receivable (continued)

The following tables present information relating to the Company’s nonperforming loans as of June 30, 2022 and June 30, 2021:

	Performance Status
	June 30, 2022
	90 Days and Over Past Due Accruing	Nonaccrual Loans with Allowance for Credit Losses	Nonaccrual Loans with no Allowance for Credit Losses	Total Nonperforming	Performing	Total
	(In Thousands)
Multi-family mortgage	$-	$8,367	$18,286	$26,653	$2,382,437	$2,409,090
Nonresidential mortgage	-	12,602	19,292	31,894	987,944	1,019,838
Commercial business	-	212	81	293	176,514	176,807
Construction	-	-	1,561	1,561	138,570	140,131
One- to four-family residential mortgage	-	3,543	4,946	8,489	1,637,327	1,645,816
Home equity loans	-	302	1,129	1,431	40,597	42,028
Other consumer	-	-	-	-	2,866	2,866
Total loans	$-	$25,026	$45,295	$70,321	$5,366,255	$5,436,576

	Performance Status
	June 30, 2021
	90 Days and Over Past Due Accruing	Nonaccrual Loans with Allowance for Credit Losses	Nonaccrual Loans with no Allowance for Credit Losses	Total Nonperforming	Performing	Total
	(In Thousands)
Multi-family mortgage	$-	$8,300	$10,226	$18,526	$2,020,734	$2,039,260
Nonresidential mortgage	-	12,612	24,575	37,187	1,042,257	1,079,444
Commercial business	-	236	676	912	168,039	168,951
Construction	-	-	2,228	2,228	91,576	93,804
One- to four-family residential mortgage	-	7,422	11,748	19,170	1,428,551	1,447,721
Home equity loans	-	452	1,292	1,744	46,127	47,871
Other consumer	-	-	-	-	3,259	3,259
Total loans	$-	$29,022	$50,745	$79,767	$4,800,543	$4,880,310

Troubled Debt Restructurings

On a case-by-case basis, the Company may agree to modify the contractual terms of a loan to assist a borrower who may be experiencing financial difficulty, as well as to preserve the Company’s position in the loan. If the borrower is experiencing financial difficulties and a concession has been made at the time of such modification, the loan is classified as a TDR. The Company had TDRs totaling $22.2 million and $17.8 million as of June 30, 2022 and June 30, 2021, respectively. The allowance for credit losses associated with the TDRs presented in the tables below totaled $365,000 and $256,000 as of June 30, 2022 and June 30, 2021, respectively. As of June 30, 2022, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured in a TDR.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 – Loans Receivable (continued)

The following tables present total TDRs at June 30, 2022 and June 30, 2021:

	June 30, 2022
	Accrual		Non-accrual		Total
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(Dollars In Thousands)
Commercial loans:
Multi-family mortgage	-	$-	2	$5,626	2	$5,626
Nonresidential mortgage	4	389	2	1,565	6	1,954
Commercial business	5	3,631	2	82	7	3,713
Construction	-	-	1	1,561	1	1,561
Total commercial loans	9	4,020	7	8,834	16	12,854

One- to four-family residential mortgage	29	4,488	16	3,314	45	7,802

Consumer loans:
Home equity loans	5	164	2	1,364	7	1,528
Total	43	$8,672	25	$13,512	68	$22,184

	June 30, 2021
	Accrual		Non-accrual		Total
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(Dollars In Thousands)
Commercial loans:
Multi-family mortgage	-	$-	1	$2,896	1	$2,896
Nonresidential mortgage	1	105	6	2,275	7	2,380
Commercial business	3	3,755	6	693	9	4,448
Construction	-	-	1	2,228	1	2,228
Total commercial loans	4	3,860	14	8,092	18	11,952

One- to four-family residential mortgage	18	2,216	20	3,405	38	5,621

Consumer loans:
Home equity loans	4	159	3	68	7	227
Total	26	$6,235	37	$11,565	63	$17,800

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 – Loans Receivable (continued)

The following table presents information regarding TDRs that occurred during the years ended June 30, 2022 and 2021:

	Year Ended June 30, 2022			Year Ended June 30, 2021
	# of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment	# of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
	(Dollars In Thousands)
Multi-family mortgage	2	$12,091	$12,073	-	$-	$-
One- to four-family residential mortgage	13	3,812	3,924	4	877	881
Home equity loans	2	1,477	1,477	3	70	70
Total	17	$17,380	$17,474	7	$947	$951

During the years ended June 30, 2022 and June 30, 2021, there were no charge-offs related to TDRs. During the year ended June 30, 2022, there were three TDR defaults totaling $305,000. During the year ended June 30, 2021, there were no defaults of TDRs.

Loan modifications generally involve a reduction in interest rates and/or extension of maturity dates and also may include step up interest rates in their modified terms which will impact their weighted average yield in the future. The loans which qualified as TDRs during the year ended June 30, 2022, capitalized prior past due amounts, reduced the interest rate or modified the repayment terms.

In March 2020, various regulatory agencies, including the Board of Governors of the FRB and the FDIC, issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This included short-term modifications such as payment deferrals, fee waivers, extension of repayment terms, or other delays in payment that were insignificant. Provisions of the CARES Act largely mirrored the provisions of the interagency statement, providing that modified loans were not to be considered TDRs if they were performing at December 31, 2019 and other considerations set forth in the interagency statements were met. Borrowers considered current were those that were less than 30 days past due at the time a modification program was implemented or at December 31, 2019.

On December 27, 2020, the 2021 CAA was signed into law. The $900 billion relief package included legislation that extended certain relief provisions of the CARES Act that were set to expire on December 31, 2020 to January 1, 2022. As of June 30, 2022, the Company did not have any non-TDR loan modifications granted under the CARES Act.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 – Loans Receivable (continued)

Individually Analyzed Loans

Individually analyzed loans include loans which do not share similar risk characteristics with other loans. TDRs will generally be evaluated for individual impairment, however, after a period of sustained repayment performance which permits the credit to be returned to accrual status, a TDR would generally be removed from individual impairment analysis and returned to its corresponding pool. As of June 30, 2022, the carrying value of individually analyzed loans, including loans acquired with deteriorated credit quality that were individually analyzed, totaled $70.3 million, of which $63.3 million were considered collateral dependent.

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

The following table presents the carrying value and related allowance of collateral dependent individually analyzed loans at the dates indicated:

	June 30, 2022		June 30, 2021
	Carrying Value	Related Allowance	Carrying Value	Related Allowance
	(In Thousands)
Commercial loans:
Multi-family mortgage	$26,653	$849	$18,526	$1,368
Nonresidential mortgage (1)	30,733	2,696	32,891	4,724
Commercial business (2)	-	-	183	-
Construction	1,561	-	-	-
Total commercial loans	58,947	3,545	51,600	6,092

One- to four-family residential mortgage (3)	4,305	77	7,612	420

Consumer loans:
Home equity loans (3)	35	-	31	-

Total	$63,287	$3,622	$59,243	$6,512

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 – Loans Receivable (continued)

The following table presents the risk category of loans as of June 30, 2022 by loan segment and vintage year:

	Term Loans by Origination Year for Fiscal Years ended June 30,
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
	(In Thousands)
Multi-family mortgage:
Pass	$963,263	$250,385	$211,101	$264,174	$248,058	$438,642	$-	$2,375,623
Special Mention	-	-	-	-	-	6,814	-	6,814
Substandard	-	-	-	9,821	5,935	10,897	-	26,653
Doubtful	-	-	-	-	-	-	-	-
Total multi-family mortgage	963,263	250,385	211,101	273,995	253,993	456,353	-	2,409,090
Nonresidential mortgage:
Pass	231,777	87,309	53,983	60,714	49,285	491,849	6,052	980,969
Special Mention	-	-	-	-	-	591	-	591
Substandard	-	720	-	933	4,026	32,599	-	38,278
Doubtful	-	-	-	-	-	-	-	-
Total nonresidential mortgage	231,777	88,029	53,983	61,647	53,311	525,039	6,052	1,019,838
Commercial business:
Pass	46,888	38,791	12,155	3,581	4,861	6,455	58,662	171,393
Special Mention	-	-	62	186	2,173	873	215	3,509
Substandard	-	38	319	-	1,347	61	58	1,823
Doubtful	-	-	-	-	-	80	2	82
Total commercial business	46,888	38,829	12,536	3,767	8,381	7,469	58,937	176,807
Construction loans:
Pass	16,407	95,526	10,337	3,039	6,509	1,017	5,735	138,570
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	1,561	-	1,561
Doubtful	-	-	-	-	-	-	-	-
Total construction loans	16,407	95,526	10,337	3,039	6,509	2,578	5,735	140,131
Residential mortgage:
Pass	472,160	524,163	88,645	49,316	55,139	442,517	374	1,632,314
Special Mention	-	-	-	1,205	-	621	-	1,826
Substandard	-	-	-	83	-	11,593	-	11,676
Doubtful	-	-	-	-	-	-	-	-
Total residential mortgage	472,160	524,163	88,645	50,604	55,139	454,731	374	1,645,816
Home equity loans:
Pass	3,197	692	1,681	3,117	2,027	7,321	22,334	40,369
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	120	-	1,539	-	1,659
Doubtful	-	-	-	-	-	-	-	-
Total home equity loans	3,197	692	1,681	3,237	2,027	8,860	22,334	42,028
Other consumer loans
Pass	442	308	471	375	258	895	34	2,783
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	83	83
Other consumer loans	442	308	471	375	258	895	117	2,866
Total loans	$1,734,134	$997,932	$378,754	$396,664	$379,618	$1,455,925	$93,549	$5,436,576

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

Purchased Credit Deteriorated Loans

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

As part of the acquisition of MSB, the Company purchased loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loans is as follows:

At July 10, 2020
(In Thousands)
Purchase price of PCD loans at acquisition	$65,347
Allowance for credit losses at acquisition	3,901
Non-credit discount at acquisition	167
Par value of acquired PCD loans at acquisition	$69,415

Residential Mortgage Loans in Foreclosure

The Company may obtain physical possession of one- to four-family real estate collateralizing a residential mortgage loan via foreclosure or through an in-substance repossession. As of June 30, 2022, we held one single-family property in other real estate owned with an aggregate carrying value of $178,000 that was acquired through foreclosure on a residential mortgage loan. As of that same date, we held seven residential mortgage loans with aggregate carrying values totaling $1.5 million which were in the process of foreclosure. As of June 30, 2021, we held one single-family property in other real estate owned with an aggregate carrying value of $178,000 that was acquired through a foreclosure on a residential mortgage loan. As of that same date, we held 11 residential mortgage loans with aggregate carrying values totaling $2.1 million which were in the process of foreclosure.

The States of New Jersey and New York had issued executive orders and enacted legislation declaring moratoriums on removing individuals from a residential property as a result of an eviction or foreclosure proceeding. New Jersey’s moratorium on evictions ended on December 31, 2021 and the moratorium on home foreclosures ended on November 15, 2021. This included landlords facing foreclosure who currently have tenants. New York’s moratorium on evictions for tenants who have endured COVID-related hardships and on foreclosures ended on January 15, 2022. As a result, the Company has resumed residential property foreclosure sales and evictions. Eviction laws may be subject to legal challenges and could change based on the results of court proceedings.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 6 – Allowance for Credit Losses

Adoption of Topic 326

On July 1, 2020, the Company adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which replaced the incurred loss methodology with an expected loss methodology, referred to as the “CECL” methodology. See Note 1, Summary of Significant Accounting Policies, for additional information on the adoption of Topic 326.

Allowance for Credit Losses on Loans Receivable

The following tables present the balance of the allowance for credit losses at June 30, 2022 and 2021. The balance of the allowance for credit losses is based on the CECL methodology, as noted above. The tables identify the valuation allowances attributable to specifically identified impairments on individually analyzed loans, including those acquired with deteriorated credit quality, as well as valuation allowances for impairments on loans collectively evaluated. The tables include the underlying balance of loans receivable applicable to each category as of those dates.

	Allowance for Credit Losses
	June 30, 2022
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total allowance for credit losses
	(In Thousands)
Multi-family mortgage	$-	$-	$849	$24,472	$25,321
Nonresidential mortgage	-	73	2,696	7,821	10,590
Commercial business	-	9	16	1,767	1,792
Construction	-	-	-	1,486	1,486
One- to four-family residential mortgage	-	229	148	7,163	7,540
Home equity loans	26	-	-	219	245
Other consumer	-	-	-	84	84
Total loans	$26	$311	$3,709	$43,012	$47,058

	Balance of Loans Receivable
	June 30, 2022
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total loans
	(In Thousands)
Multi-family mortgage	$-	$-	$26,653	$2,382,437	$2,409,090
Nonresidential mortgage	377	5,033	31,517	982,911	1,019,838
Commercial business	-	1,267	293	175,247	176,807
Construction	-	5,735	1,561	132,835	140,131
One- to four-family residential mortgage	87	6,460	8,402	1,630,867	1,645,816
Home equity loans	329	58	1,102	40,539	42,028
Other consumer	-	-	-	2,866	2,866
Total loans	$793	$18,553	$69,528	$5,347,702	$5,436,576
Unaccreted yield adjustments					(18,731)
Loans receivable, net of yield adjustments					$5,417,845

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 6 – Allowance for Credit Losses (continued)

	Allowance for Credit Losses
	June 30, 2021
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total allowance for credit losses
	(In Thousands)
Multi-family mortgage	$-	$155	$1,368	$26,927	$28,450
Nonresidential mortgage	2,700	692	2,025	10,826	16,243
Commercial business	-	15	33	2,038	2,086
Construction	-	49	-	1,121	1,170
One- to four-family residential mortgage	122	204	447	8,974	9,747
Home equity loans	21	1	1	410	433
Other consumer	-	-	-	36	36
Total loans	$2,843	$1,116	$3,874	$50,332	$58,165

	Balance of Loans Receivable
	June 30, 2021
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total loans
	(In Thousands)
Multi-family mortgage	$-	$5,599	$18,526	$2,015,135	$2,039,260
Nonresidential mortgage	6,519	25,844	30,668	1,016,413	1,079,444
Commercial business	183	2,533	729	165,506	168,951
Construction	-	12,970	2,228	78,606	93,804
One- to four-family residential mortgage	3,617	4,785	15,553	1,423,766	1,447,721
Home equity loans	380	65	1,364	46,062	47,871
Other consumer	-	-	-	3,259	3,259
Total loans	$10,699	$51,796	$69,068	$4,748,747	$4,880,310
Unaccreted yield adjustments					(28,916)
Loans receivable, net of yield adjustments					$4,851,394

The following tables present the activity in the ACL on loans for the years ended June 30, 2022 and 2021:

	Changes in the Allowance for Credit Losses
	Year Ended June 30, 2022
	Balance at June 30, 2021	Charge-offs	Recoveries	(Reversal of) provision for credit losses	Balance at June 30, 2022
	(In Thousands)
Multi-family mortgage	$28,450	$(1,896)	$-	$(1,233)	$25,321
Nonresidential mortgage	16,243	(2,646)	812	(3,819)	10,590
Commercial business	2,086	(193)	160	(261)	1,792
Construction	1,170	-	-	316	1,486
One- to four-family residential mortgage	9,747	-	147	(2,354)	7,540
Home equity loans	433	-	27	(215)	245
Other consumer	36	(2)	2	48	84
Total loans	$58,165	$(4,737)	$1,148	$(7,518)	$47,058

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 6 – Allowance for Credit Losses (continued)

	Changes in the Allowance for Credit Losses
	Year Ended June 30, 2021
	Balance at June 30, 2020 (prior to adoption of ASC 326):	Impact of adopting Topic 326	Charge-offs	Recoveries	Initial allowance on PCD loans	(Reversal of) provision for credit losses	Balance at June 30, 2021
	(In Thousands)
Multi-family mortgage	$20,916	$8,408	$-	$-	$250	$(1,124)	$28,450
Nonresidential mortgage	8,763	2,390	(80)	-	1,720	3,450	16,243
Commercial business	1,926	(421)	(1,446)	17	1,007	1,003	2,086
Construction	236	80	-	-	99	755	1,170
One- to four-family residential mortgage	4,860	9,106	(13)	4	720	(4,930)	9,747
Home equity loans	568	92	(32)	-	105	(300)	433
Other consumer	58	(15)	(41)	9	-	25	36
Total loans	$37,327	$19,640	$(1,612)	$30	$3,901	$(1,121)	$58,165

For the accounting policy on the allowance for loan losses that was in effect prior to the adoption of Topic 326, see Note 1 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2020. The following table presents the activity in the allowance for loan losses for the year ended June 30, 2020:

	Changes in the Allowance for Loan Losses
	Year Ended June 30, 2020
	Balance at June 30, 2019	Charge-offs	Recoveries	Provision for (reversal of) credit losses	Balance at June 30, 2020
	(In Thousands)
Multi-family mortgage	$16,959	$-	$-	$3,957	$20,916
Nonresidential mortgage	9,672	-	10	(919)	8,763
Commercial business	2,467	(50)	2	(493)	1,926
Construction	136	-	-	100	236
One- to four-family residential mortgage	3,377	-	-	1,483	4,860
Home equity loans	491	-	-	77	568
Other consumer	172	(139)	33	(8)	58
Total loans	$33,274	$(189)	$45	$4,197	$37,327

Allowance for Credit Losses on Off Balance Sheet Commitments

The following table presents the activity in the ACL on off balance sheet commitments recorded in other non-interest expense for the years ended June 30, 2022 and 2021:

	Year Ended June 30,
	2022	2021
	(In Thousands)
Balance at beginning of the period	$1,708	$-
Impact of adopting Topic 326 (1)	-	536
(Reversal of) provision for credit losses	(667)	1,172
Balance at end of the period	$1,041	$1,708

(1) Adoption of CECL accounting standard effective July 1, 2020.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 – Leases

The Company leases certain premises and equipment under operating leases. As of June 30, 2022, the Company had right-of-use assets totaling $18.4 million and lease liabilities totaling $19.2 million. By comparison at June 30, 2021, the Company had right-of-use assets of totaling $17.1 million and lease liabilities of totaling $17.8 million.

As of June 30, 2022, the weighted average remaining lease term for operating leases was 7.25 years and the weighted average discount rate used in the measurement of operating lease liabilities was 2.53%. Total operating lease costs for the years ended June 30, 2022, 2021 and 2020 was $3.7 million, $3.8 million and $4.0 million, respectively.

There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the year ended June 30, 2022. At June 30, 2022, the Company had no leases that had not yet commenced.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability at June 30, 2022 and 2021 is as follows:

	June 30,
	2022	2021
	(In Thousands)
Less than one year	$3,614	$3,604
After one year but within two years	3,187	2,998
After two years but within three years	2,905	2,372
After three years but within four years	2,817	1,917
After four years but within five years	2,707	1,759
Greater than five years	5,956	7,205
Total undiscounted cash flows	21,186	19,855
Less: discount on cash flows	(2,001)	(2,028)
Total lease liability	$19,185	$17,827

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8 – Premises and Equipment

	June 30,
	2022	2021
	(In Thousands)
Land	$12,192	$12,192
Buildings and improvements	48,156	47,535
Leasehold improvements	11,336	12,075
Furnishings and equipment	29,431	28,349
Construction in progress	426	71
	101,541	100,222
Less accumulated depreciation and amortization	48,260	43,884
Total premises and equipment	$53,281	$56,338

Depreciation expense on premises and equipment for the fiscal years ended June 30, 2022, 2021 and 2020 totaled $6.0 million, $5.9 million and $4.6 million, respectively.

Note 9 – Goodwill and Other Intangible Assets

	Goodwill	Core Deposit Intangibles
	(In Thousands)
Balance at June 30, 2019	$210,895	$5,160
Amortization	-	(1,165)
Balance at June 30, 2020	210,895	3,995
Acquisition of MSB Financial Corp.	-	690
Amortization	-	(980)
Balance at June 30, 2021	210,895	3,705
Amortization	-	(685)
Balance at June 30, 2022	$210,895	$3,020

Scheduled amortization of core deposit intangibles for each of the next five years and thereafter is as follows:

Year Ending June 30,	Core Deposit Intangible Amortization
(In Thousands)
2023	$563
2024	526
2025	495
2026	467
2027	441
Thereafter	528

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10 – Deposits

Deposits are summarized as follows:

	June 30,
	2022		2021
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars in Thousands)
Non-interest-bearing demand	$653,899	0.00%	$593,718	0.00%
Interest-bearing demand	2,265,597	0.56	1,902,478	0.18
Savings	1,053,198	0.17	1,111,364	0.13
Certificates of deposits	1,889,562	0.80	1,877,746	0.57
Total deposits	$5,862,256	0.50%	$5,485,306	0.28%

Brokered deposits are summarized as follows:

	June 30,
	2022		2021
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars in Thousands)
Certificates of deposits	$761,862	1.14%	$458,616	0.10%
Total brokered deposits	$761,862	1.14%	$458,616	0.10%

A summary of certificates of deposit by maturity follows:

June 30,
2022
(In Thousands)
One year or less	$1,468,565
After one year to two years	308,545
After two years to three years	47,829
After three years to four years	28,453
After four years to five years	30,476
After five years	5,694
Total certificates of deposit	$1,889,562

Certificates of deposit with balances of $250,000 or more at June 30, 2022 and 2021, totaled approximately $897.4 million and $635.3 million, respectively. The Bank’s deposits are insurable to applicable limits by the FDIC.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 – Borrowings

Borrowings at June 30, 2022 and June 30, 2021 consisted of the following:

	June 30,	June 30,
	2022	2021
	(In Thousands)
FHLB advances	$651,337	$665,876
Overnight borrowings(1)	250,000	20,000
Total borrowings	$901,337	$685,876

(1)
At June 30, 2022, represents FHLB overnight line of credit borrowings. At June 30, 2021, represents unsecured overnight borrowings from other financial institutions.

Fixed-rate advances from FHLB of New York mature as follows:

	June 30, 2022		June 30, 2021
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars in Thousands)
By remaining period to maturity:
Less than one year	$520,000	2.04%	$390,000	0.33%
One to two years	22,500	2.63	145,000	3.04
Two to three years	103,500	2.68	22,500	2.63
Three to four years	6,500	2.82	103,500	2.68
Four to five years	-	-	6,500	2.82
Greater than five years	-	-	-	-
Total advances	652,500	2.17%	667,500	1.38%
Unamortized fair value adjustments	(1,163)		(1,624)
Total advances, net of fair value adjustments	$651,337		$665,876

At June 30, 2022, FHLB advances and overnight line of credit borrowings were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $3.58 billion and $178.0 million, respectively. At June 30, 2021, FHLB advances were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $3.27 billion and $170.1 million, respectively.

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

Fair Values of Derivative Instruments on the Statement of Financial Condition

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Statement of Financial Condition as of June 30, 2022 and June 30, 2021:

	June 30, 2022
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$41,223	Other liabilities	$-
Total		$41,223		$-

	June 30, 2021
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$1,832	Other liabilities	$673
Total		$1,832		$673

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using derivatives are primarily to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps and caps as part of its interest rate risk management strategy. These interest rate products are designated as cash flow hedges. As of June 30, 2022, the Company had a total of nine interest rate swaps and caps with a total notional amount of $750.0 million hedging specific wholesale funding positions.

For derivatives designated as cash flow hedges, the gain or loss on the derivatives is recorded in other comprehensive income (loss), net of tax, and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate wholesale funding positions. During the year ended June 30, 2022, the Company reclassified $4.3 million as additional interest expense. During the next 12 months, the Company estimates that $11.6 million will be reclassified as a reduction in interest expense.

The table below presents the pre-tax effects of the Company’s derivative instruments on the Consolidated Statements of Income for the years ended June 30, 2022, 2021 and 2020:

	Year Ended June 30,
	2022	2021	2020
	(In Thousands)
Amount of gain (loss) recognized in other comprehensive income (loss)	$35,844	$10,825	$(21,264)
Amount of (loss) gain reclassified from accumulated other comprehensive income (loss) to interest expense	(4,273)	(8,281)	1,870

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12 – Derivative Instruments and Hedging Activities (continued)

Offsetting Derivatives

The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives in the Consolidated Statement of Financial Condition as of June 30, 2022 and June 30, 2021, respectively. The net amounts presented for derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Statement of Financial Condition.

	June 30, 2022
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount
	(In Thousands)
Assets:
Interest rate contracts	$41,223	$-	$41,223	$-	$-	$41,223
Total	$41,223	$-	$41,223	$-	$-	$41,223

				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount
	(In Thousands)
Liabilities:
Interest rate contracts	$-	$-	$-	$-	$-	$-
Total	$-	$-	$-	$-	$-	$-

	June 30, 2021
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount
	(In Thousands)
Assets:
Interest rate contracts	$6,847	$(5,015)	$1,832	$-	$-	$1,832
Total	$6,847	$(5,015)	$1,832	$-	$-	$1,832

				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount
	(In Thousands)
Liabilities:
Interest rate contracts	$5,688	$(5,015)	$673	$-	$(673)	$-
Total	$5,688	$(5,015)	$673	$-	$(673)	$-

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12 – Derivative Instruments and Hedging Activities (continued)

Credit Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations and could be required to terminate its derivative positions with the counterparty. The Company also has agreements with its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well-capitalized institution, then the Company could be required to terminate its derivative positions with the counterparty. As of June 30, 2022, none of the Company’s derivatives were in a net liability position.

As required under the enforceable master netting arrangement with its derivatives counterparties, at June 30, 2022, the Company was not required to post financial collateral. By comparison, at June 30, 2021, the Company posted financial collateral of $673,000 that was not included as an offsetting amount.

In addition to the derivative instruments noted above, the Company’s pipeline of loans held for sale at June 30, 2022 and June 30, 2021, included $20.3 million and $48.4 million, respectively, of in process loans whose terms included interest rate locks to borrowers, which are considered free-standing derivative instruments whose fair values are not material to our financial condition or results of operations.
Note 13 – Benefit Plans

Components of Net Periodic Expense

The following table sets forth the aggregate net periodic benefit expense for the Bank’s Benefit Equalization Plan, Postretirement Welfare Plan, Directors’ Consultation and Retirement Plan, Atlas Bank Retirement Income Plan and Supplemental Executive Retirement Plan:

	Year Ended June 30,			Affected Line Item in the Consolidated
	2022	2021	2020	Statements of Income
	(In Thousands)
Service cost	$547	$106	$78	Salaries and employee benefits
Interest cost	279	262	326	Other expense
Amortization of unrecognized loss	80	83	19	Other expense
Expected return on assets	(110)	(113)	(112)	Other expense
Net periodic benefit cost	$796	$338	$311

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13 – Benefit Plans (continued)

ESOP

In conjunction to the Company’s initial public stock offering in February 2005, the Bank established an ESOP for all eligible employees. The ESOP purchased 2,409,764 shares of Company’s common stock with proceeds of a loan from the Company to the ESOP. In connection with the completion of the Company’s mutual to stock conversion in May 2015, the ESOP purchased an additional 3,612,500 shares of the Company’s common stock at a price of $10.00 per share with the proceeds of a new loan from the Company to the ESOP. The Company refinanced the outstanding principal and interest balance of $3.8 million and borrowed an additional $36.1 million to purchase the additional shares. The Company makes discretionary contributions to the ESOP equaling principal and interest payments owed on the ESOP’s loan to the Company. Such payments may be reduced by the amount of dividends paid on shares of the Company’s common stock held by the ESOP. The outstanding loan principal balance at June 30, 2022 was $28.2 million.

ESOP shares pledged as collateral are initially recorded as unearned ESOP shares in the Consolidated Statements of Financial Condition. ESOP compensation expense was approximately $2.5 million, $2.1 million and $2.4 million for the years ended June 30, 2022, 2021 and 2020, respectively, representing the fair value of shares allocated or committed to be released during the year.

At June 30, 2022 and 2021, the ESOP shares were as follows:

	June 30,
	2022	2021
	(In Thousands)
Shares purchased by ESOP	6,022	6,022
Less: Shares allocated	3,363	3,162
Less: Shares committed to be released	100	100
Remaining unearned ESOP shares	2,559	2,760

Fair value of unearned ESOP shares	$28,430	$32,982

Employee Stock Ownership Plan Benefit Equalization Plan (“ESOP BEP”)

The Bank has a non-qualified plan to compensate its executive officers who participate in the Bank’s ESOP for certain benefits lost under such plan by reason of benefit limitations imposed by the Internal Revenue Code (“IRC”). The ESOP BEP expense was approximately $40,000, $37,000 and $24,000 for the years ended June 30, 2022, 2021 and 2020, respectively. The liability totaled approximately $20,000 and $18,000 at June 30, 2022 and 2021, respectively.

Employees’ Savings and Profit Sharing Plan

The Bank sponsors the Employees’ Savings and Profit Sharing Plan and Trust (the “Plan”), pursuant to Section 401(k) of the Internal Revenue Code, for all eligible employees. Employees may elect to contribute up to 75% of their compensation subject to the limitations imposed by the Internal Revenue Code. The Bank will contribute a matching contribution up to 3.5% of an eligible employee’s salary deferral contribution, provided the eligible employee has contributed 6%. The Plan expense amounted to approximately $1.4 million, $1.3 million and $1.1 million for the years ended June 30, 2022, 2021 and 2020, respectively.

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

Funded status (market value of plan assets divided by funding target) of the Pentegra DB Plan based on valuation reports as of July 1, 2021 and 2020 was 113.78% and 102.31%, respectively. Total contributions, made to the Pentegra DB Plan, which include contributions from all participating employers and not just the Company, as reported on Form 5500, were $248.6 million and $253.2 million for the plan years ended June 30, 2021 and 2020, respectively. The Bank’s contributions to the Pentegra DB Plan were not more than 5% of the total contributions to the Pentegra DB Plan. During the years ended June 30, 2022, 2021 and 2020, the total expense recorded for the Pentegra DB Plan was approximately $372,000, $329,000 and $340,000, respectively.

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

The following tables set forth the ABRIP’s funded status and net periodic benefit cost:

	June 30,
	2022	2021
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation - beginning	$2,149	$2,285
Interest cost	62	61
Actuarial gain	(247)	(49)
Benefit payments	(148)	(148)
Projected benefit obligation - ending	$1,816	$2,149

Change in plan assets:
Fair value of assets - beginning	$3,220	$3,299
Actual return on assets	(165)	69
Benefit payments	(148)	(148)
Fair value of assets - ending	$2,907	$3,220

Reconciliation of funded status:
Projected benefit obligation	$(1,816)	$(2,149)
Fair value of assets	2,907	3,220
Funded status included in other assets	$1,091	$1,071

Accumulated benefit obligation	$(1,816)	$(2,149)

Valuation assumptions
Discount rate	4.50%	3.00%
Salary increase rate	N/A	N/A

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13 – Benefit Plans (continued)

	Years Ended June 30,
	2022	2021	2020
	(In Thousands)
Net periodic benefit cost:
Interest cost	$62	$61	$77
Expected return on assets	(110)	(113)	(112)
Amortization of net loss	21	22	4
Total expense (benefit)	$(27)	$(30)	$(31)

Valuation assumptions
Discount rate	3.00%	2.75%	3.75%
Long term rate of return on plan assets	3.50%	3.50%	3.50%

The Bank does not expect to contribute to the ABRIP in the year ending June 30, 2023.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Benefit Payments
(In Thousands)
Years ending June 30:
2023	$146
2024	144
2025	145
2026	146
2027	142
2028-2032	648

At June 30, 2022 and 2021, unrecognized net loss of $475,000 and $496,000, respectively, was included in accumulated other comprehensive income (loss).

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13 – Benefit Plans (continued)

The fair value of the ABRIP’s assets at June 30, 2022 and 2021 by asset category (see Note 18 for the definitions of levels), are as follows:

	June 30, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Prudential Guaranteed Deposit Fund	$-	$2,907	$-	$2,907

	June 30, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Prudential Guaranteed Deposit Fund	$-	$3,220	$-	$3,220

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13 – Benefit Plans (continued)

Benefit Equalization Plan (“BEP”)

The Bank has an unfunded non-qualified plan to compensate executive officers of the Bank who participate in the Bank’s qualified defined benefit plan for certain benefits lost under such plans by reason of benefit limitations imposed by Sections 415 and 401 of the IRC. There were approximately $241,000, $239,000 and $237,000 in contributions made to and benefits paid under the BEP during each of the years ended June 30, 2022, 2021 and 2020, respectively.

The following tables set forth the BEP’s funded status and components of net periodic benefit cost:

	June 30,
	2022	2021
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation - beginning	$2,999	$3,206
Interest cost	86	85
Actuarial gain	(252)	(53)
Benefit payments	(241)	(239)
Projected benefit obligation - ending	$2,592	$2,999

Change in plan assets:
Fair value of assets - beginning	$-	$-
Contributions	241	239
Benefit payments	(241)	(239)
Fair value of assets - ending	$-	$-

Reconciliation of funded status:
Accumulated benefit obligation	$(2,592)	$(2,999)

Projected benefit obligation	$(2,592)	$(2,999)
Fair value of assets	-	-
Funded status included in other liabilities	$(2,592)	$(2,999)

Valuation assumptions
Discount rate	4.50%	3.00%
Salary increase rate	N/A	N/A

	Years Ended June 30,
	2022	2021	2020
	(In Thousands)
Net periodic benefit cost:
Interest cost	$86	$85	$112
Amortization of net actuarial loss	71	75	56
Total expense	$157	$160	$168

Valuation assumptions
Discount rate	3.00%	2.75%	3.75%
Salary increase rate	N/A	N/A	N/A

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13 – Benefit Plans (continued)

It is estimated that contributions of approximately $240,000 will be made during the year ending June 30, 2023.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Benefit Payments
(In Thousands)
Years ending June 30:
2023	$240
2024	236
2025	232
2026	227
2027	222
2028-2032	1,017

In April 2007, the Board of Directors of the Bank approved, effective July 1, 2007, freezing all future benefit accruals under the BEP related to the Bank’s defined benefit pension plan.

At June 30, 2022 and 2021, unrecognized net loss of $707,000 and $1.0 million, respectively, was included in accumulated other comprehensive income (loss).

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13 – Benefit Plans (continued)

Postretirement Welfare Plan

The Bank has an unfunded postretirement group term life insurance plan covering all eligible employees. The benefits are based on age and years of service. During the years ended June 30, 2022, 2021 and 2020, contributions and benefits paid totaled $12,000, $12,000 and $11,000, respectively.

The following tables set forth the accrued accumulated postretirement benefit obligation and the net periodic benefit cost:

	June 30,
	2022	2021
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation - beginning	$1,108	$991
Service cost	116	106
Interest cost	33	27
Actuarial gain	(160)	(4)
Premiums/claims paid	(12)	(12)
Projected benefit obligation - ending	$1,085	$1,108

Change in plan assets:
Fair value of assets - beginning	$-	$-
Contributions	12	12
Premiums/claims paid	(12)	(12)
Fair value of assets - ending	$-	$-

Reconciliation of funded status:
Projected benefit obligation	$(1,085)	$(1,108)
Fair value of assets	-	-
Funded status included in other liabilities	$(1,085)	$(1,108)

Valuation assumptions
Discount rate	4.50%	3.00%
Salary increase rate	3.25%	3.25%

	Years Ended June 30,
	2022	2021	2020
	(In Thousands)
Net periodic benefit cost:
Service cost	$116	$106	$78
Interest cost	33	27	26
Amortization of net actuarial gain	(12)	(14)	(41)
Total expense	$137	$119	$63

Valuation assumptions
Discount rate	3.00%	2.75%	3.75%
Salary increase rate	3.25%	3.25%	3.25%

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13 – Benefit Plans (continued)

It is estimated that contributions of approximately $50,000 will be made during the year ending June 30, 2023.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Benefit Payments
(In Thousands)
Years ending June 30:
2023	$50
2024	60
2025	69
2026	85
2027	94
2028-2032	577

At June 30, 2022 and 2021, unrecognized net gain of $377,000 and $230,000, respectively, were included in accumulated other comprehensive income (loss).

Directors’ Consultation and Retirement Plan (“DCRP”)

The Bank has an unfunded retirement plan for non-employee directors. The benefits are payable based on term of service as a director. In December 2015, the Board of Directors of the Bank approved freezing all future benefit accruals under the DCRP effective December 31, 2015.

During the years ended June 30, 2022, 2021 and 2020, contributions and benefits paid totaled $49,000, $69,000 and $60,000, respectively.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13 – Benefit Plans (continued)

The following table sets forth the DCRP’s funded status and components of net periodic cost:

	June 30,
	2022	2021
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation - beginning	$3,116	$3,269
Interest cost	92	89
Actuarial gain	(513)	(173)
Benefit payments	(49)	(69)
Projected benefit obligation - ending	$2,646	$3,116

Change in plan assets:
Fair value of assets - beginning	$-	$-
Contributions	49	69
Benefit payments	(49)	(69)
Fair value of assets - ending	$-	$-

Reconciliation of funded status:
Accumulated benefit obligation	$(2,646)	$(3,116)

Projected benefit obligation	$(2,646)	$(3,116)
Fair value of assets	-	-
Funded status included in other liabilities	$(2,646)	$(3,116)

Valuation assumptions
Discount rate	4.50%	3.00%
Salary increase rate	N/A	N/A

	Years Ended June 30,
	2022	2021	2020
	(In Thousands)
Net periodic benefit cost:
Interest cost	$92	$89	$110
Total expense	$92	$89	$110

Valuation assumptions
Discount rate	3.00%	2.75%	3.75%
Salary increase rate	N/A	N/A	N/A

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13 – Benefit Plans (continued)

It is estimated that contributions of approximately $71,000 will be made during the year ending June 30, 2023.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Benefit Payments
(In Thousands)
Years ending June 30:
2023	$71
2024	92
2025	134
2026	153
2027	171
2028-2032	1,238

At June 30, 2022 and 2021, unrecognized net gain of $716,000 and $203,000, respectively, was included in accumulated other comprehensive income (loss).

Supplemental Executive Retirement Plan (“SERP”)

On June 16, 2021, the Bank approved the SERP, effective as of July 1, 2021. The SERP is a non-qualified deferred compensation plan which provides participants with a retirement benefit equal to the present value of an annual benefit of 50% of the participant’s highest annual base salary.

The following tables set forth the SERP’s funded status and net periodic benefit cost:

June 30,
2022
(In Thousands)
Change in benefit obligation:
Projected benefit obligation - beginning	$-
Service cost	431
Interest cost	6
Projected benefit obligation - ending	$437

Reconciliation of funded status:
Projected benefit obligation	$(437)
Fair value of assets	-
Funded status included in other liabilities	$(437)

Valuation assumptions
Discount rate	3.00%
Salary increase rate	4.00%

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13 – Benefit Plans (continued)

Year Ended June 30,
2022
(In Thousands)
Net periodic benefit cost:
Service cost	$431
Interest cost	6
Total expense	$437

Valuation assumptions
Discount rate	3.00%
Salary increase rate	4.00%

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Benefit Payments
(In Thousands)
Years ending June 30:
2023	$-
2024	-
2025	-
2026	-
2027	-
2028-2032	437

Note 14 – Stock Based Compensation

Kearny Financial Corp. 2021 Equity Incentive Plan (“2021 Plan”)

At the Company’s 2021 Annual Meeting of Stockholders held on October 28, 2021, the stockholders approved the 2021 Plan which provides for the grant of stock options, restricted stock and restricted stock units (“RSUs”). The 2021 Plan authorized the issuance of up to 7,500,000 shares (the “Share Limit”); provided, however that the Share Limit is reduced, on a one-for-one-basis, for each share of common stock subject to a stock option grant, and on a three-for-one basis for each share of common stock issued pursuant to restricted stock awards or RSUs.

During the year ended June 30, 2022, the Company granted 251,905 RSUs comprised of 181,588 service-based RSUs and 70,317 performance-based RSUs. The service-based RSUs will vest in three tranches over a period of 2.6 years and the performance-based RSUs will cliff vest upon the achievement of performance measures over the three-year period ending June 30, 2024. The total number of performance-based RSUs that will vest, if any, will depend on whether and to what extent the performance measures are achieved. Common stock will be issued from authorized shares upon the vesting of the RSUs. At June 30, 2022, there were 6,744,285 shares remaining available for future grants of stock options, restricted stock or RSUs under the 2021 Plan, subject to the limitations noted above.

Kearny Financial Corp. 2016 Equity Incentive Plan (“2016 Plan”)

No grants were made under the 2016 Plan during the year ended June 30, 2022. As of October 28, 2021, the 2016 Plan was frozen and the Company no longer makes grants under the 2016 Plan.

Stock options granted under the 2016 Plan vest in equal installments over a five-year service period. Stock options were granted at an exercise price equal to the fair value of the Company's common stock on the grant date based on the closing market price and have an expiration period of 10 years. No stock options were granted during the years ended June 30, 2022, 2021 and 2020.

There were no restricted stock awards granted during the year ended June 30, 2022. There were 53,706 restricted stock awards granted during the year ended June 30, 2021. There were no restricted stock awards granted during the year ended June 30, 2020.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14 – Stock Based Compensation (continued)

2021 Plan and 2016 Plan

The following table presents stock-based compensation expense for the years ended June 30, 2022, 2021 and 2020:

	Years Ended June 30,
	2022	2021	2020
Stock option expense	$849	$1,823	$1,838
Restricted stock expense	2,049	3,850	4,041
Restricted stock unit expense	896	-	-
Total stock-based compensation expense	$3,794	$5,673	$5,879

During the years ended June 30, 2022, 2021 and 2020, the income tax benefit attributed to our stock-based compensation expense was $1.0 million, $1.6 million and $1.6 million, respectively.

Stock Options

The following is a summary of the Company’s stock option activity and related information for its option plans for the year ended June 30, 2022:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In Thousands)			(In Thousands)
Outstanding at June 30, 2021	3,253	$14.97	5.5 years	$177
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-
Outstanding at June 30, 2022	3,253	$14.97	4.5 years	$61

Exercisable at June 30, 2022	3,133	$15.03	4.4 years	$61

The Company generally issues shares from authorized but unissued shares upon the exercise of vested options.

There were no vested options exercised during the year ended June 30, 2022. A total of 41,412 vested options, with an aggregate intrinsic value of $158,000, were exercised during the year ended June 30, 2021. In fulfillment of these exercises, the Company issued 41,412 shares from authorized but unissued shares. There were no vested options exercised during the year ended June 30, 2020.

The cash proceeds from stock option exercises during the year ended June 30, 2021 totaled approximately $373,000. A portion of such exercises represented disqualifying dispositions of incentive stock options for which the Company recognized $47,000 in income tax benefit.

Expected future compensation expense relating to the 120,000 non-vested options outstanding as of June 30, 2022 is $212,000 over a weighted average period of 1.5 years.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14 – Stock Based Compensation (continued)

Restricted Stock

Restricted shares awarded under the 2016 Plan generally vest in equal installments over a five-year service period. In addition to the requisite service period, the vesting of certain restricted shares awarded to management are also conditioned upon the achievement of one or more objective performance factors established by the Compensation Committee of the Company’s Board of Directors. In accordance with the terms of the 2016 Plan, such factors may be based on the performance of the Company as a whole or on any one or more business units of the Company or its subsidiaries. Performance factors may be measured relative to a peer group, an index or certain financial targets established in the Company's strategic business plan and budget.

The Company fully achieved the applicable performance targets for fiscal 2021 and therefore all eligible performance-based restricted shares successfully vested during the year ended June 30, 2022.

The performance factors and underlying cost basis of the remaining unvested performance-based restricted shares are generally expected to be determined annually concurrent with the anniversary date of the original grants.

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

The following is a summary of the Company’s restricted share award activity for the year ended June 30, 2022:

	Vesting Contingent on Service Conditions		Vesting Contingent on Performance and Service Conditions
	Restricted Shares	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value
	(In Thousands)		(In Thousands)
Non-vested at June 30, 2021	264	$14.54	160	$14.27
Granted	-	-	-	-
Vested	(189)	15.01	(99)	14.85
Forfeited	-	-	-	-
Non-vested at June 30, 2022	75	$13.34	61	$13.33

During the years ended June 30, 2022, 2021 and 2020, the total fair value of vested restricted shares were $4.3 million, $4.2 million and $4.2 million, respectively. Expected future compensation expense relating to the 136,166 non-vested restricted shares at June 30, 2022 is $1.4 million over a weighted average period of 3.9 years.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14 – Stock Based Compensation (continued)

Restricted Stock Units

RSUs awarded under the 2021 Plan generally vest in equal installments over a specified service period. In addition to the requisite service period, the vesting of certain RSUs are also conditioned upon the achievement of one or more objective performance measures established by the Compensation Committee of the Company’s Board of Directors. In accordance with the terms of the 2021 Plan, such measures may be based on the performance of the Company as a whole or on any one or more business units of the Company or its subsidiaries. Performance measures may be measured relative to a peer group, an index or certain financial targets established in the Company’s strategic business plan and budget.

For service-based RSUs, the Company recognizes compensation expense for the fair value of RSUs on a straight-line basis over the requisite service period of each tranche. For performance-based RSUs, the Company recognizes compensation expense for the fair value of RSUs on a straight-line basis over the requisite service period; however, the compensation will be adjusted accordingly based on the achievement of the performance measures.

The following is a summary of the Company’s RSU activity for the year ended June 30, 2022:

	Vesting Contingent on Service Conditions		Vesting Contingent on Performance and Service Conditions
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(In Thousands)		(In Thousands)
Non-vested at June 30, 2021	-	$-	-	$-
Granted	182	13.68	70	13.68
Vested	-	-	-	-
Forfeited	-	-	-	-
Non-vested at June 30, 2022	182	$13.68	70	$13.68

Expected future compensation expense relating to the 251,905 non-vested RSUs at June 30, 2022 is $2.5 million over a weighted average period of 2.1 years.

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

During the fiscal year ended June 30, 2022, an application for capital distribution from the Bank to the Company was approved by federal banking regulators in the amount of $100.0 million, which was paid by the Bank to the Company in September 2021. Also, during the fiscal year ended June 30, 2022, an application for quarterly capital distributions from the Bank to the Company was approved by federal banking regulators. The amount of dividends payable is based on 75 percent of quarterly net income of the Bank.

During the years ended June 30, 2022, 2021 and 2020, dividends paid by the Bank to the Company, in conjunction with quarterly capital distributions, as discussed above, totaled $56.7 million, $43.9 million and $30.0 million, respectively.

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

The minimum capital level requirements applicable to both the Bank and the consolidated Company include: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4% for all institutions. The Bank and the consolidated Company are also required to maintain a “capital conservation buffer” of 2.5% above the regulatory minimum capital ratios which results in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

At June 30, 2022 and 2021, the regulatory capital ratios, of both the Company and the Bank were in excess of the levels required by federal banking regulators to be classified as “well-capitalized” under regulatory guidelines.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Stockholders’ Equity (continued)

The following tables present information regarding the Bank’s regulatory capital levels at June 30, 2022 and 2021:

	At June 30, 2022
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$672,274	13.10%	$410,429	8.00%	$513,036	10.00%
Tier 1 capital (to risk-weighted assets)	642,336	12.52%	307,822	6.00%	410,429	8.00%
Common equity tier 1 capital (to risk-weighted assets)	642,336	12.52%	230,866	4.50%	333,473	6.50%
Tier 1 capital (to adjusted total assets)	642,336	8.70%	295,163	4.00%	368,954	5.00%

	At June 30, 2021
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$761,883	17.22%	$353,970	8.00%	$442,462	10.00%
Tier 1 capital (to risk-weighted assets)	726,737	16.42%	265,477	6.00%	353,970	8.00%
Common equity tier 1 capital (to risk-weighted assets)	726,737	16.42%	199,108	4.50%	287,600	6.50%
Tier 1 capital (to adjusted total assets)	726,737	10.23%	284,114	4.00%	355,142	5.00%

The following tables present information regarding the consolidated Company’s regulatory capital levels at June 30, 2022 and 2021:

	At June 30, 2022
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$778,253	15.17%	$410,515	8.00%
Tier 1 capital (to risk-weighted assets)	748,315	14.58%	307,886	6.00%
Common equity tier 1 capital (to risk-weighted assets)	748,315	14.58%	230,914	4.50%
Tier 1 capital (to adjusted total assets)	748,315	10.14%	295,290	4.00%

	At June 30, 2021
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$872,823	19.65%	$355,274	8.00%
Tier 1 capital (to risk-weighted assets)	837,677	18.86%	266,456	6.00%
Common equity tier 1 capital (to risk-weighted assets)	837,677	18.86%	199,842	4.50%
Tier 1 capital (to adjusted total assets)	837,677	11.76%	284,877	4.00%

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Stockholders’ Equity (continued)

Stock Repurchase Plans

On September 20, 2021, the Company announced the completion of the seventh repurchase plan. On September 22, 2021, the Company announced the authorization of an eighth stock repurchase plan to repurchase up to 7,602,021, or 10% of the shares then outstanding.

During the year ended June 30, 2022, the Company repurchased a total of 10,221,525 shares of its common stock which were repurchased in conjunction with the Company’s seventh and eighth repurchase plans. Such shares were repurchased at a total cost of $129.5 million and at an average cost of $12.67 per share.

Including shares previously repurchased, the Company repurchased a total of 4,064,649 shares associated with the seventh repurchase plan at a total cost of $50.5 million and at an average cost of $12.43 per share.

During the year ended June 30, 2022, and in conjunction with the Company’s eighth repurchase program, the Company repurchased 7,276,876 shares at a cost of $93.2 million and at an average cost of $12.80 per share which represented 95.7% of the total shares authorized to be repurchased.

Note 16 – Income Taxes

The components of income taxes are as follows:

	Years Ended June 30,
	2022	2021	2020
	(In Thousands)
Current income tax expense:
Federal	$12,720	$12,051	$6,745
State	7,057	5,058	4,877
	19,777	17,109	11,622
Deferred income tax expense:
Federal	2,895	2,673	1,153
State	2,128	2,016	235
	5,023	4,689	1,388
Valuation allowance	-	(535)	(723)

Total income tax expense	$24,800	$21,263	$12,287

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 – Income Taxes (continued)

The following table presents a reconciliation between the reported income taxes for the periods presented and the income taxes which would be computed by applying the federal income tax rates applicable to those periods. The federal income tax rate of 21% was applicable for the years ended June 30, 2022, 2021 and 2020.

	Years Ended June 30,
	2022	2021	2020
	(Dollars In Thousands)
Income before income taxes	$92,347	$84,496	$57,252
Statutory federal tax rate	21%	21%	21%
Federal income tax expense at statutory rate	$19,393	$17,744	$12,023
(Reduction) increases in income taxes resulting from:
Tax exempt interest	(266)	(345)	(497)
State tax, net of federal tax effect	7,257	5,464	3,914
Incentive stock options compensation expense	45	85	78
Income from bank-owned life insurance	(1,281)	(1,255)	(1,314)
Disqualifying disposition on incentive stock options	-	(33)	-
Non-deductible merger-related expenses	-	49	148
Bargain purchase gain	-	(641)	-
Tax benefit arising from the adoption of the CARES Act provisions	-	-	(1,624)
Other items, net	(348)	730	282
	24,800	21,798	13,010
Valuation allowance	-	(535)	(723)

Total income tax expense	$24,800	$21,263	$12,287
Effective income tax rate	26.86%	25.16%	21.46%

The effective income tax rate represents total income tax expense divided by income before income taxes. Retained earnings at June 30, 2022, includes approximately $38.4 million of bad debt allowance, pursuant to the IRC, for which income taxes have not been provided. If such amount is used for purposes other than to absorb bad debts, including distributions in liquidation, it will be subject to income tax at the then current rate.

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

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carryover period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income, and the projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based on its assessment, management determined the following related to June 30, 2022 and 2021:

During the year ended June 30, 2021, the Company reversed a valuation allowance totaling $535,000 which was associated with the realization of a capital loss carryforward.

It is more likely than not that all other deferred tax assets will be realized.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 – Income Taxes (continued)

The tax effects of existing temporary differences that give rise to deferred income tax assets and liabilities are as follows:

	June 30,
	2022	2021
	(In Thousands)
Deferred income tax assets:
Purchase accounting	$6,327	$8,417
Accumulated other comprehensive income
Defined benefit plans	26	326
Derivatives	-	94
Unrealized loss on securities available for sale	34,104	-
Allowance for credit losses	13,809	17,376
Benefit plans	2,494	2,432
Compensation	2,023	1,616
Stock-based compensation	2,834	2,937
Uncollected interest	1,705	1,484
Depreciation	1,931	1,691
Net operating loss carryover	4	5
Capital loss carryforward	141	313
Other items	844	1,048
	66,242	37,739
Valuation allowance	-	-
	66,242	37,739
Deferred income tax liabilities:
Deferred loan fees and costs	838	620
Accumulated other comprehensive income
Derivatives	11,542	-
Unrealized gain on securities available for sale	-	2,882
Goodwill	4,510	4,560
Other items	2	354
	16,892	8,416
Net deferred income tax asset	$49,350	$29,323

The Company has various state and local NOL carryforwards which will begin to expire in the year ending June 30, 2025.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of the state of New Jersey and various other states. The Company is generally no longer subject to examination by federal, state and local taxing authorities for tax years prior to June 30, 2019.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management’s credit evaluation of the borrower. At June 30, 2022 and 2021, the Bank had $510.5 million and $512.2 million in commitments to originate loans, including unused lines of credit.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17 – Commitments (continued)

The Bank is party to standby letters of credit through which it guarantees certain specific business obligations of its commercial customers. The balance of standby letters of credit at June 30, 2022 and 2021 were approximately $130,000 and $739,000, respectively.

In addition to the commitments noted above, at June 30, 2022, the Company’s pipeline of loans held for sale included $20.3 million of in-process loans whose terms included interest rate locks to borrowers that were paired with a best-efforts commitment to sell the loan to a buyer at a fixed price within a predetermined timeframe after the sale commitment is established.

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

Assets Measured on a Recurring Basis:

The following methods and significant assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at June 30, 2022 and 2021:

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 18 – Fair Value of Financial Instruments (continued)

Those assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Debt securities available for sale:
Obligations of state and political subdivisions	$-	$28,435	$-	$28,435
Asset-backed securities	-	166,557	-	166,557
Collateralized loan obligations	-	307,813	-	307,813
Corporate bonds	-	153,397	-	153,397
Total debt securities	-	656,202	-	656,202

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	-	7,122	-	7,122
Residential pass-through securities	-	514,758	-	514,758
Commercial pass-through securities	-	166,011	-	166,011
Total mortgage-backed securities	-	687,891	-	687,891
Total securities available for sale	$-	$1,344,093	$-	$1,344,093

Interest rate contracts	$-	$41,223	$-	$41,223

Total assets	$-	$1,385,316	$-	$1,385,316

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

Assets Measured on a Non-Recurring Basis:

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a non-recurring basis at June 30, 2022 and 2021:

Individually Analyzed Collateral Dependent Loans:

The fair value of collateral dependent loans that are individually analyzed is determined based upon the appraised fair value of the underlying collateral, less costs to sell. Such collateral primarily consists of real estate and, to a lesser extent, other business assets. Management may also adjust appraised values to reflect estimated changes in market values or apply other adjustments to appraised values resulting from its knowledge of the collateral. Internal valuations may be utilized to determine the fair value of other business assets. For non-collateral-dependent loans, management estimates fair value using discounted cash flows based on inputs that are largely unobservable and instead reflect management’s own estimates of the assumptions as a market participant would in pricing such loans. Individually analyzed collateral dependent loans are considered a Level 3 valuation by the Company.

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

Those assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	June 30, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Collateral dependent loans:
Residential mortgage	$-	$-	$2,035	$2,035
Multi-family mortgage	-	-	7,517	7,517
Nonresidential mortgage	-	-	11,479	11,479
Total	$-	$-	$21,031	$21,031

Other real estate owned, net:
Residential	$-	$-	$178	$178
Total	$-	$-	$178	$178

	June 30, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Collateral dependent loans:
Residential mortgage	$-	$-	$3,051	$3,051
Multi-family mortgage			6,932	6,932
Nonresidential mortgage	-	-	8,679	8,679
Total	$-	$-	$18,662	$18,662

Other real estate owned, net:
Residential	$-	$-	$178	$178
Total	$-	$-	$178	$178

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 18 – Fair Value of Financial Instruments (continued)

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value:

	June 30, 2022
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(Dollars in Thousands)
Collateral dependent loans:
Residential mortgage	$2,035	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	7% - 10%	8.97%
Multi-family mortgage	7,517	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	10% - 12%	11.06%
Nonresidential mortgage	11,479	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	9% - 18%	12.72%
Total	$21,031

Other real estate owned, net:
Residential	$178	Market valuation of underlying collateral	(3)	Adjustments to reflect current conditions/selling costs	(2)	6.00%	6.00%
Total	$178

	June 30, 2021
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(Dollars in Thousands)
Collateral dependent loans:
Residential mortgage	$3,051	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	7% - 13%	9.77%
Multi-family mortgage	6,932	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	10% - 11%	10.39%
Nonresidential mortgage	8,679	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	9% - 16%	14.48%
Total	$18,662

Other real estate owned, net:
Residential	$178	Market valuation of underlying collateral	(3)	Adjustments to reflect current conditions/selling costs	(2)	6.00%	6.00%
Total	$178

(1)
The fair value basis of collateral dependent loans is generally determined based on an independent appraisal of the fair value of a loan’s underlying collateral.
(2)
The fair value basis of collateral dependent loans and other real estate owned is adjusted to reflect management estimates of selling costs including, but not limited to, real estate brokerage commissions and title transfer fees.
(3)
The fair value basis of other real estate owned is generally determined based upon the lower of an independent appraisal of the property’s fair value or the applicable listing price or contracted sales price.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 18 – Fair Value of Financial Instruments (continued)

At June 30, 2022, collateral dependent loans valued using Level 3 inputs comprised loans with principal balance totaling $24.6 million and valuation allowance of $3.6 million reflecting an aggregate fair value of $21.0 million. By comparison, at June 30, 2021, collateral dependent loans valued using Level 3 inputs comprised loans with principal balance totaling $25.2 million and valuation allowances of $6.5 million reflecting an aggregate fair value of $18.7 million.

Once a loan is foreclosed, the fair value of the other real estate owned continues to be evaluated based upon the fair value of the repossessed real estate originally securing the loan. At June 30, 2022 and 2021, the Company held other real estate owned totaling $178,000, respectively, whose carrying value was written down utilizing Level 3 inputs.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2022 and 2021:

	June 30, 2022
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$101,615	$101,615	$101,615	$-	$-
Investment securities available for sale	1,344,093	1,344,093	-	1,344,093	-
Investment securities held to maturity	118,291	108,118	-	108,118	-
Loans held-for-sale	28,874	28,831	-	28,831	-
Net loans receivable	5,370,787	5,215,079	-	-	5,215,079
FHLB Stock	47,144	-	-	-	-
Interest receivable	20,466	20,466	2	5,210	15,254
Interest rate contracts	41,223	41,223	-	41,223	-

Financial liabilities:
Deposits	5,862,256	5,839,035	3,972,694	-	1,866,341
Borrowings	901,337	900,505	-	-	900,505
Interest payable on deposits	722	722	147	-	575
Interest payable on borrowings	1,611	1,611	-	-	1,611

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 19 – Comprehensive Income

The components of accumulated other comprehensive (loss) income included in stockholders’ equity are as follows:

	June 30,
	2022	2021
	(In Thousands)
Net unrealized (loss) gain on securities available for sale	$(118,031)	$10,011
Tax effect	34,104	(2,882)
Net of tax amount	(83,927)	7,129

Fair value adjustments on derivatives	39,805	(312)
Tax effect	(11,542)	94
Net of tax amount	28,263	(218)

Benefit plan adjustments	(89)	(1,093)
Tax effect	26	326
Net of tax amount	(63)	(767)

Total accumulated other comprehensive (loss) income	$(55,727)	$6,144

Other comprehensive (loss) income and related tax effects are presented in the following table:

	Years Ended June 30,
	2022	2021	2020
	(In Thousands)
Net unrealized (loss) gain on securities available for sale	$(128,601)	$(11,704)	$22,758

Amortization of net unrealized holding loss on securities available for sale transferred to held to maturity (1)	-	-	596

Net realized loss (gain) on securities available for sale (2)	559	(767)	(2,251)

Fair value adjustments on derivatives	40,117	19,106	(23,134)

Benefit plans:
Amortization of actuarial loss (3)	80	83	19
Net actuarial gain (loss)	924	236	(348)
Net change in benefit plan accrued expense	1,004	319	(329)

Other comprehensive (loss) income before taxes	(86,921)	6,954	(2,360)
Tax effect	25,050	(2,067)	778
Total other comprehensive (loss) income	$(61,871)	$4,887	$(1,582)

(1)
Represents amounts reclassified out of accumulated other comprehensive (loss) income and included in interest income on taxable securities.
(2)
Represents amounts reclassified out of accumulated other comprehensive (loss) income and included in gain on sale of securities on the Consolidated Statements of Income.
(3)
Represents amounts reclassified out of accumulated other comprehensive (loss) income and included in the computation of net periodic pension expense. See Note 13 – Benefit Plans for additional information.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 20 – Revenue Recognition

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the years ended June 30, 2022, 2021 and 2020. Sources of revenue outside the scope of ASC 606 are noted as such.

	Years Ended June 30,
	2022	2021	2020
	(In Thousands)
Non-interest income:
Deposit-related fees and charges	$1,733	$1,412	$1,626
Loan-related fees and charges (1)	847	485	425
(Loss) gain on sale and call of securities (1)	(559)	767	2,250
Gain on sale of loans (1)	2,539	5,574	3,186
Gain (loss) on sale and write down of other real estate owned	5	-	(28)
Income from bank owned life insurance (1)	6,167	6,267	6,225
Electronic banking fees and charges (interchange income)	1,626	1,717	1,245
Bargain purchase gain (1)	-	3,053	-
Miscellaneous (1)	1,576	1,751	194
Total non-interest income	$13,934	$21,026	$15,123

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 21 – Parent Only Financial Information

Kearny Financial Corp. operates its wholly owned subsidiary Kearny Bank and the Bank’s wholly-owned subsidiary CJB Investment Corp. The consolidated earnings of the subsidiaries are recognized by the Company using the equity method of accounting. Accordingly, the consolidated earnings of the subsidiaries are recorded as increases in the Company’s investment in the subsidiaries. The following are the condensed financial statements for Kearny Financial Corp. (Parent Company only) as of June 30, 2022 and 2021, and for each of the years in the three-year period ended June 30, 2022.

Condensed Statements of Financial Condition

	June 30,
	2022	2021
	(In Thousands)
Assets

Cash and amounts due from depository institutions	$77,750	$66,191
Investment securities available for sale	-	15,000
Loans receivable	28,201	29,959
Investment in subsidiary	788,021	932,004
Other assets	448	624
Total Assets	$894,420	$1,043,778

Liabilities and Stockholders' Equity

Other liabilities	420	834
Stockholders' equity	894,000	1,042,944
Total Liabilities and Stockholders' Equity	$894,420	$1,043,778

Condensed Statements of Income and Comprehensive Income

	Years Ended June 30,
	2022	2021	2020
	(In Thousands)
Dividends from subsidiary	$156,728	$178,918	$30,039
Interest income	1,508	1,993	2,108
Equity in undistributed earnings of subsidiaries	(88,452)	(114,969)	14,984
Total income	69,784	65,942	47,131

Directors' compensation	530	308	332
Other expenses	1,976	2,660	1,853
Total expense	2,506	2,968	2,185
Income before income taxes	67,278	62,974	44,946
Income tax expense	(269)	(259)	(19)
Net income	$67,547	$63,233	$44,965
Comprehensive income	$5,676	$68,120	$43,383

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 21 – Parent Only Financial Information (continued)

Condensed Statements of Cash Flows

	Years Ended June 30,
	2022	2021	2020
	(In Thousands)
Cash Flows from Operating Activities:
Net income	$67,547	$63,233	$44,965
Adjustment to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	88,452	114,969	(14,984)
Decrease (increase) in other assets	176	484	(583)
(Decrease) increase in other liabilities	(184)	160	(50)
Net Cash Provided by Operating Activities	155,991	178,846	29,348

Cash Flows from Investing Activities:
Repayment of loan to ESOP	1,758	1,702	1,645
Proceeds from the maturity of investment securities available for sale	15,000	-	-
Outlays for business acquisitions	-	(9,008)	-
Other, net	-	118	-
Net Cash Provided by (Used in) Investing Activities	16,758	(7,188)	1,645

Cash Flows from Financing Activities:
Exercise of stock options	-	373	-
Cash dividends paid	(30,693)	(28,648)	(24,121)
Repurchase and cancellation of common stock of Kearny Financial Corp.	(129,520)	(119,021)	(69,782)
Cancellation of shares repurchased on vesting to pay taxes	(977)	(803)	(1,083)
Net Cash Used In Financing Activities	(161,190)	(148,099)	(94,986)
Net Increase (Decrease) in Cash and Cash Equivalents	11,559	23,559	(63,993)
Cash and Cash Equivalents - Beginning	66,191	42,632	106,625
Cash and Cash Equivalents - Ending	$77,750	$66,191	$42,632

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 22 – Net Income per Common Share (EPS)

Basic EPS is based on the weighted average number of common shares actually outstanding, including both vested and unvested restricted stock awards, adjusted for ESOP shares not yet committed to be released. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options or unvested RSUs, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable or which could be converted into common stock, if dilutive, using the treasury stock method. Shares issued and reacquired during any period are weighted for the portion of the period they were outstanding.

The following schedule shows the Company’s earnings per share calculations for the periods presented:

	For the Year Ended June 30,
	2022	2021	2020
	(In Thousands, Except Per Share Data)
Net income	$67,547	$63,233	$44,965

Weighted average number of common shares outstanding - basic	70,911	82,387	82,409
Effect of dilutive securities	22	4	21
Weighted average number of common shares outstanding- diluted	70,933	82,391	82,430

Basic earnings per share	$0.95	$0.77	$0.55
Diluted earnings per share	$0.95	$0.77	$0.55

Stock options for 3,115,000, 3,246,138 and 3,115,000 shares of common stock were not considered in computing diluted earnings per share at June 30, 2022, 2021 and 2020, respectively, because they were considered anti-dilutive. In addition, 251,905 RSUs were not considered in computing diluted earnings per share at June 30, 2022 because the RSUs were considered anti-dilutive.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEARNY FINANCIAL CORP.
Dated: August 26, 2022		/s/ Craig L. Montanaro
	By:	Craig L. Montanaro President and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on August 26, 2022 on behalf of the Registrant and in the capacities indicated.

/s/ Craig L. Montanaro	/s/ Keith Suchodolski
Craig L. Montanaro President, Chief Executive Officer and Director (Principal Executive Officer)	Keith Suchodolski Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Theodore J. Aanensen	/s/ Raymond E. Chandonnet
Theodore J. Aanensen Director	Raymond E. Chandonnet Director

/s/ John N. Hopkins	/s/ Catherine A. Lawton
John N. Hopkins Director	Catherine A. Lawton Director

/s/ John J. Mazur, Jr.	/s/ Joseph P. Mazza
John J. Mazur, Jr. Director	Joseph P. Mazza Director

/s/ John F. McGovern	/s/ Leopold W. Montanaro
John F. McGovern Director	Leopold W. Montanaro Director

/s/ Christopher Petermann	/s/ Charles J. Pivirotto
Christopher Petermann Director	Charles J. Pivirotto Director

/s/ John F. Regan
John F. Regan Director