Form 10-Q
period 2022-09-30
Kearny Financial Corp.
filed 2022-11-07
CIK 1617242

Index
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to
Commission File Number 001-37399
__________________________________________
KEARNY FINANCIAL CORP.
(Exact name of registrant as specified in its charter)
__________________________________________

Maryland	30-0870244
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

120 Passaic Ave., Fairfield, New Jersey	07004
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code
973-244-4500
__________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: October 31, 2022.
$0.01 par value common stock — 67,567,771 shares outstanding

Index
KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Index

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In Thousands, Except Share and Per Share Data)

	September 30, 2022	June 30, 2022
	(Unaudited)
Assets
Cash and amounts due from depository institutions	$22,849	$26,094
Interest-bearing deposits in other banks	73,227	75,521
Cash and cash equivalents	96,076	101,615
Investment securities available for sale (amortized cost of $1,430,572 and $1,462,124, respectively)	1,263,176	1,344,093
Investment securities held to maturity (fair value of $99,548 and $108,118, respectively)	115,943	118,291
Loans held-for-sale	12,936	28,874
Loans receivable	5,656,370	5,417,845
Less: allowance for credit losses on loans	(47,613)	(47,058)
Net loans receivable	5,608,757	5,370,787
Premises and equipment	52,642	53,281
Federal Home Loan Bank (“FHLB”) of New York stock	44,957	47,144
Accrued interest receivable	23,817	20,466
Goodwill	210,895	210,895
Core deposit intangibles	2,876	3,020
Bank owned life insurance	289,690	289,177
Deferred income tax assets, net	54,278	49,350
Other real estate owned	178	178
Other assets	113,369	82,712
Total Assets	$7,889,590	$7,719,883

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest-bearing	$683,406	$653,899
Interest-bearing	5,424,872	5,208,357
Total deposits	6,108,278	5,862,256
Borrowings	851,454	901,337
Advance payments by borrowers for taxes	16,555	16,746
Other liabilities	38,329	45,544
Total Liabilities	7,014,616	6,825,883

Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 800,000,000 shares authorized; 67,937,671 shares and 68,666,323 shares issued and outstanding, respectively	680	687
Paid-in capital	520,245	528,396
Retained earnings	454,710	445,451
Unearned employee stock ownership plan shares; 2,508,720 shares and 2,558,895 shares, respectively	(24,321)	(24,807)
Accumulated other comprehensive loss	(76,340)	(55,727)
Total Stockholders' Equity	874,974	894,000
Total Liabilities and Stockholders' Equity	$7,889,590	$7,719,883
See notes to unaudited consolidated financial statements.

Index
KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,
	2022	2021
Interest Income
Loans	$52,935	$48,230
Taxable investment securities	10,439	8,212
Tax-exempt investment securities	285	333
Other interest-earning assets	761	431
Total Interest Income	64,420	57,206

Interest Expense
Deposits	10,869	4,065
Borrowings	5,020	3,551
Total Interest Expense	15,889	7,616
Net Interest Income	48,531	49,590
Provision for (reversal of) credit losses	670	(5,400)
Net Interest Income after Provision for (Reversal of) Credit Losses	47,861	54,990

Non-Interest Income
Fees and service charges	763	607
Gain on sale and call of securities	—	1
Gain on sale of loans	395	1,006
Income from bank owned life insurance	3,698	1,561
Electronic banking fees and charges	506	407
Other income	555	218
Total Non-Interest Income	5,917	3,800

Non-Interest Expense
Salaries and employee benefits	20,348	18,617
Net occupancy expense of premises	3,090	4,547
Equipment and systems	3,662	3,825
Advertising and marketing	747	392
Federal deposit insurance premium	906	492
Directors' compensation	340	803
Other expense	2,895	3,127
Total Non-Interest Expense	31,988	31,803
Income before Income Taxes	21,790	26,987
Income tax expense	5,255	7,272
Net Income	$16,535	$19,715

Net Income per Common Share (EPS)
Basic	$0.25	$0.26
Diluted	$0.25	$0.26
Weighted Average Number of Common Shares Outstanding
Basic	65,737	74,537
Diluted	65,756	74,556
See notes to unaudited consolidated financial statements.

Index
KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands, Unaudited)

	Three Months Ended September 30,
	2022	2021
Net Income	$16,535	$19,715
Other Comprehensive (Loss) Income, net of tax:
Net unrealized loss on securities available for sale	(35,179)	(4,981)
Net realized gain on sale and call of securities available for sale	—	(1)
Fair value adjustments on derivatives	14,590	1,164
Benefit plan adjustments	(24)	10
Total Other Comprehensive Loss	(20,613)	(3,808)
Total Comprehensive (Loss) Income	$(4,078)	$15,907
See notes to unaudited consolidated financial statements.

Index
KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Per Share Data, Unaudited)

	Common Stock		Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance - June 30, 2021	78,965	$790	$654,396	$408,367	$(26,753)	$6,144	$1,042,944
Net income	—	—	—	19,715	—	—	19,715
Other comprehensive loss, net of income tax	—	—	—	—	—	(3,808)	(3,808)
ESOP shares committed to be released (50 shares)	—	—	133	—	487	—	620
Share repurchases	(3,158)	(32)	(38,964)	—	—	—	(38,996)
Stock-based compensation expense	—	—	1,418	—	—	—	1,418
Cancellation of shares issued for restricted stock awards	(7)	—	(89)	—	—	—	(89)
Cash dividends declared ($0.10 per common share)	—	—	—	(7,381)	—	—	(7,381)
Balance - September 30, 2021	75,800	$758	$616,894	$420,701	$(26,266)	$2,336	$1,014,423

	Common Stock		Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance - June 30, 2022	68,666	$687	$528,396	$445,451	$(24,807)	$(55,727)	$894,000
Net income	—	—	—	16,535	—	—	16,535
Other comprehensive loss, net of income tax	—	—	—	—	—	(20,613)	(20,613)
ESOP shares committed to be released (50 shares)	—	—	90	—	486	—	576
Stock repurchases	(760)	(8)	(8,685)	—	—	—	(8,693)
Issuance of stock under stock benefit plans	61	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	786	—	—	—	786
Cancellation of shares issued for restricted stock awards	(29)	—	(341)	—	—	—	(341)
Cash dividends declared ($0.11 per common share)	—	—	—	(7,276)	—	—	(7,276)
Balance - September 30, 2022	67,938	$680	$520,245	$454,710	$(24,321)	$(76,340)	$874,974

See notes to unaudited consolidated financial statements.

Index
KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Unaudited)

	Three Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$16,535	$19,715
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,472	1,502
Net accretion of yield adjustments	(1,541)	(1,845)
Deferred income taxes	3,307	3,120
Amortization of intangible assets	144	181
(Accretion) amortization of benefit plans’ unrecognized net (gain) loss	(33)	20
Provision for (reversal of) credit losses	670	(5,400)
Loans originated for sale	(39,657)	(60,620)
Proceeds from sale of mortgage loans held-for-sale	57,151	65,234
Gain on sale of mortgage loans held-for-sale, net	(340)	(1,006)
Realized gain on sale/call of investment securities available for sale	—	(1)
Realized gain on sale of loans receivable	(55)	—
Realized loss (gain) on disposition of premises and equipment	52	(1)
Increase in cash surrender value of bank owned life insurance	(2,397)	(1,561)
ESOP and stock-based compensation expense	1,362	2,038
Increase in interest receivable	(3,351)	(179)
(Increase) decrease in other assets	(5,340)	963
Increase in interest payable	2,980	5
Decrease increase in other liabilities	(10,254)	(16,751)
Net Cash Provided by Operating Activities	20,705	5,414

Cash Flows from Investing Activities:
Purchases of:
Investment securities available for sale	—	(82,000)
Proceeds from:
Repayments/calls/maturities of investment securities available for sale	31,288	99,889
Repayments/calls/maturities of investment securities held to maturity	2,324	605
Purchase of loans	(656)	(19,601)
Net (increase) decrease in loans receivable	(241,986)	83,205
Proceeds from sale of loans receivable	706	—
Purchase of interest rate contracts	(758)	—
Additions to premises and equipment	(885)	(400)
Proceeds from death benefit of bank owned life insurance	1,884	—
Proceeds from cash settlement of premises and equipment	—	1
Purchase of FHLB stock	(28,188)	—
Redemption of FHLB stock	30,375	—
Net Cash (Used in) Provided by Investing Activities	(205,896)	81,699
See notes to unaudited consolidated financial statements.

Index
KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands, Unaudited)

	Three Months Ended September 30,
	2022	2021
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	246,120	(89,927)
Repayment of term FHLB advances	(1,420,000)	(390,000)
Proceeds from term FHLB advances	1,565,000	390,000
Net (decrease) increase in other short-term borrowings	(195,000)	35,000
Net (decrease) increase in advance payments by borrowers for taxes	(191)	470
Repurchase and cancellation of common stock of Kearny Financial Corp.	(8,693)	(38,996)
Cancellation of shares repurchased on vesting to pay taxes	(341)	(89)
Dividends paid	(7,243)	(7,356)
Net Cash Provided by (Used in) Financing Activities	179,652	(100,898)
Net Decrease in Cash and Cash Equivalents	(5,539)	(13,785)
Cash and Cash Equivalents - Beginning	101,615	67,855
Cash and Cash Equivalents - Ending	$96,076	$54,070

Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Income taxes, net of refunds	$6,018	$6,011
Interest	$12,909	$7,611

Non-cash investing and financing activities:
Transfers from loans receivable to loans receivable held-for-sale	$1,216	$—
See notes to unaudited consolidated financial statements.

Index
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
Basis of Presentation
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include the information or footnotes necessary for a complete presentation of financial condition, income, comprehensive income, changes in stockholders’ equity and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the unaudited consolidated financial statements have been included. The results of operations for the three months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.
The data in the consolidated statement of financial condition at June 30, 2022 was derived from the Company’s 2022 Annual Report on Form 10-K. That data, along with the interim unaudited financial information presented in the consolidated statements of financial condition, income, comprehensive income, changes in stockholders’ equity and cash flows should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s 2022 Annual Report on Form 10-K.
The accounting and reporting policies of the Company conform to U.S. GAAP and to general practice within the financial services industry. A discussion of these policies can be found in Note 1, Summary of Significant Accounting Policies, included in the Company’s 2022 Annual Report on Form 10-K. There have been no material changes to the Company’s significant accounting policies since June 30, 2022.
2.    SUBSEQUENT EVENTS
The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of September 30, 2022, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date this document was filed.
Dividend
On October 27, 2022, the Company declared a quarterly cash dividend of $0.11 per share, payable on November 23, 2022 to stockholders of record as of November 9, 2022.
Sale of Former Branch Location
On September 20, 2022, the Bank entered into an agreement for the sale of a branch location. The branch location ceased operations subsequent to September 30, 2022 as part of a branch relocation. The sale transaction closed on October 31, 2022 and the Company recognized a pre-tax gain of approximately $2.9 million.

Index
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
Adoption of New Accounting Standards
In March 2022, the FASB issued ASU 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method” which clarifies the guidance in ASC 815 on fair value hedge accounting of interest rate risk for portfolios of financial assets. This ASU amends the guidance in ASU 2017-12 (released in August 2017) that, among other things, established the last-of-layer method to enable fair value hedge accounting for these portfolios to be more accessible. ASU 2022-01 expands the current last-of-layer method to allow multiple hedged layers of a single closed portfolio under this method. To reflect that expansion, the last-of-layer method is renamed the portfolio layer method. The scope of last-of-layer hedging will be expanded so that the portfolio layer method can be utilized for nonprepayable financial assets. In addition, ASU 2022-01 specifies eligible hedging instruments in a single-layer hedge, provides additional guidance on the accounting for and disclosure of hedge basis adjustments under the portfolio layer method, and specifies how hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio. For public business entities, the amendments in ASU 2022-01 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted on any date on or after the issuance of ASU 2022-01 for any entity that has adopted the amendments in ASU 2017-12 for the corresponding period. The Company adopted this ASU on July 1, 2022 on a prospective basis; therefore, there was no impact to its consolidated financial statements upon adoption.

Index
4.    SECURITIES
The following tables present the amortized cost, gross unrealized gains and losses and estimated fair values for available for sale securities and the amortized cost, gross unrecognized gains and losses and estimated fair values for held to maturity securities as of the dates indicated:

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Available for sale:
Debt securities:
Obligations of state and political subdivisions	$28,477	$3	$1,022	$—	$27,458
Asset-backed securities	160,685	—	2,604	—	158,081
Collateralized loan obligations	313,938	—	11,091	—	302,847
Corporate bonds	159,820	—	14,207	—	145,613
Total debt securities	662,920	3	28,924	—	633,999

Mortgage-backed securities:
Collateralized mortgage obligations (1)	6,889	—	571	—	6,318
Residential pass-through securities (1)	580,440	3	112,354	—	468,089
Commercial pass-through securities (1)	180,323	—	25,553	—	154,770
Total mortgage-backed securities	767,652	3	138,478	—	629,177

Total securities available for sale	$1,430,572	$6	$167,402	$—	$1,263,176
___________________________
(1)Government-sponsored enterprises.

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Available for sale:
Debt securities:
Obligations of state and political subdivisions	$28,485	$39	$89	$—	$28,435
Asset-backed securities	169,506	—	2,949	—	166,557
Collateralized loan obligations	315,693	—	7,880	—	307,813
Corporate bonds	159,871	175	6,649	—	153,397
Total debt securities	673,555	214	17,567	—	656,202

Mortgage-backed securities:
Collateralized mortgage obligations (1)	7,451	—	329	—	7,122
Residential pass-through securities (1)	595,337	45	80,624	—	514,758
Commercial pass-through securities (1)	185,781	1	19,771	—	166,011
Total mortgage-backed securities	788,569	46	100,724	—	687,891

Total securities available for sale	$1,462,124	$260	$118,291	$—	$1,344,093
___________________________
(1)Government-sponsored enterprises.

Index

	September 30, 2022
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Held to maturity:
Debt securities:
Obligations of state and political subdivisions	$19,830	$—	$608	$—	$19,222
Total debt securities	19,830	—	608	—	19,222

Mortgage-backed securities:
Residential pass-through securities (1)	83,840	—	13,489	—	70,351
Commercial pass-through securities (1)	12,273	—	2,298	—	9,975
Total mortgage-backed securities	96,113	—	15,787	—	80,326

Total securities held to maturity	$115,943	$—	$16,395	$—	$99,548
___________________________
(1)Government-sponsored enterprises.

	June 30, 2022
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Held to maturity:
Debt securities:
Obligations of state and political subdivisions	$21,159	$44	$78	$—	$21,125
Total debt securities	21,159	44	78	—	21,125

Mortgage-backed securities:
Residential pass-through securities (1)	84,851	—	8,587	—	76,264
Commercial pass-through securities (1)	12,281	—	1,552	—	10,729
Total mortgage-backed securities	97,132	—	10,139	—	86,993

Total securities held to maturity	$118,291	$44	$10,217	$—	$108,118
___________________________
(1)Government-sponsored enterprises.

Index
Excluding the balances of mortgage-backed securities, the following tables present the amortized cost and estimated fair values of debt securities available for sale and held to maturity, by contractual maturity, at September 30, 2022:

	September 30, 2022
	Amortized Cost	Fair Value
	(In Thousands)
Available for sale debt securities:
Due in one year or less	$2,621	$2,610
Due after one year through five years	19,184	18,501
Due after five years through ten years	330,083	314,193
Due after ten years	311,032	298,695
Total	$662,920	$633,999

	September 30, 2022
	Amortized Cost	Fair Value
	(In Thousands)
Held to maturity debt securities:
Due in one year or less	$4,574	$4,548
Due after one year through five years	13,555	13,070
Due after five years through ten years	1,701	1,604
Due after ten years	—	—
Total	$19,830	$19,222
During the three months ended September 30, 2022 and 2021, there were no gains or losses recognized on sales of securities available for sale or securities held to maturity. During the three months ended September 30, 2022, there were no gains recognized on the call of securities available for sale. During the three months ended September 30, 2021, calls of securities available for sale resulted in a gross gain of $1,000.

The carrying value of securities pledged for borrowings at the FHLB and other institutions, and securities pledged for public funds and other purposes, were as follows as of the dates presented below:

	September 30, 2022	June 30, 2022
	(In Thousands)
Securities pledged:
Pledged for borrowings at the FHLB of New York	$162,538	$178,048
Pledged to secure public funds on deposit	404,240	357,841
Pledged for potential borrowings at the Federal Reserve Bank of New York	370,149	378,071
Total carrying value of securities pledged	$936,927	$913,960

Index
The following tables present the gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that securities have been in a continuous unrealized loss position within the available for sale portfolio at September 30, 2022 and June 30, 2022:

	September 30, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale:
Obligations of state and political subdivisions	$26,456	$1,022	$—	$—	71	$26,456	$1,022
Asset-backed securities	153,235	2,566	4,846	38	15	158,081	2,604
Collateralized loan obligations	190,147	7,000	112,700	4,091	24	302,847	11,091
Corporate bonds	135,184	12,636	10,429	1,571	31	145,613	14,207
Collateralized mortgage obligations	6,318	571	—	—	6	6,318	571
Commercial pass-through securities	57,838	5,451	96,932	20,102	22	154,770	25,553
Residential pass-through securities	147,704	24,211	319,903	88,143	119	467,607	112,354
Total	$716,882	$53,457	$544,810	$113,945	288	$1,261,692	$167,402

	June 30, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale:
Obligations of state and political subdivisions	$11,310	$89	$—	$—	30	$11,310	$89
Asset-backed securities	161,303	2,928	5,254	21	15	166,557	2,949
Collateralized loan obligations	236,967	6,435	70,846	1,445	24	307,813	7,880
Corporate bonds	129,407	6,464	3,815	185	27	133,222	6,649
Collateralized mortgage obligations	7,122	329	—	—	6	7,122	329
Commercial pass-through securities	63,045	3,194	102,817	16,577	21	165,862	19,771
Residential pass-through securities	237,928	26,566	274,197	54,058	106	512,125	80,624
Total	$847,082	$46,005	$456,929	$72,286	229	$1,304,011	$118,291

Index
The following table presents the gross unrecognized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that securities have been in a continuous unrecognized loss position within the held to maturity portfolio at September 30, 2022 and June 30, 2022:

	September 30, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Number of Securities	Fair Value	Unrecognized Losses
	(Dollars in Thousands)
Securities Held to Maturity:
Obligations of state and political subdivisions	$19,222	$608	$—	$—	39	$19,222	$608
Commercial pass-through securities	9,976	2,298	—	—	1	9,976	2,298
Residential pass-through securities	70,350	13,489	—	—	8	70,350	13,489

Total	$99,548	$16,395	$—	$—	48	$99,548	$16,395

	June 30, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Number of Securities	Fair Value	Unrecognized Losses
	(Dollars in Thousands)
Securities Held to Maturity:
Obligations of state and political subdivisions	$8,681	$78	$—	$—	15	$8,681	$78
Commercial pass-through securities	10,729	1,552	—	—	1	10,729	1,552
Residential pass-through securities	76,264	8,587	—	—	8	76,264	8,587

Total	$95,674	$10,217	$—	$—	24	$95,674	$10,217
Available for sale securities are evaluated to determine if a decline in fair value below the amortized cost basis has resulted from a credit loss or from other factors. An impairment related to credit factors would be recorded through an allowance for credit losses. The allowance is limited to the amount by which the security’s amortized cost basis exceeds the fair value. An impairment that has not been recorded through an allowance for credit losses shall be recorded through other comprehensive income, net of applicable taxes. Investment securities will be written down to fair value through the Consolidated Statement of Income if management intends to sell, or may be required to sell, the securities before they recover in value. The issuers of these securities continue to make timely principal and interest payments and none of these securities were past due or were placed in nonaccrual status at September 30, 2022. Management believes that the unrealized losses on these securities are a function of changes in market interest rates and credit spreads, not changes in credit quality. No allowance for credit losses was recorded at September 30, 2022 on available for sale securities.
At September 30, 2022, the held to maturity securities portfolio consists of agency mortgage-backed securities and obligations of state and political subdivisions. The mortgage-backed securities are issued by U.S. government agencies and are implicitly guaranteed by the U.S. government. The obligations of state and political subdivisions in the portfolio are highly rated by major rating agencies and have a long history of no credit losses. The Company regularly monitors the obligations of state and political subdivisions sector of the market and reviews collectability including such factors as the financial condition of the issuers as well as credit ratings in effect as of the reporting period. No allowance for credit losses was recorded at September 30, 2022 on held to maturity securities.

Index
5.    LOANS RECEIVABLE
The following table sets forth the composition of the Company’s loan portfolio at September 30, 2022 and June 30, 2022:

	September 30, 2022	June 30, 2022
	(In Thousands)
Commercial loans:
Multi-family mortgage	$2,570,297	$2,409,090
Nonresidential mortgage	1,040,688	1,019,838
Commercial business	186,361	176,807
Construction	166,052	140,131
Total commercial loans	3,963,398	3,745,866

One- to four-family residential mortgage	1,666,730	1,645,816

Consumer loans:
Home equity loans	43,269	42,028
Other consumer	2,869	2,866
Total consumer loans	46,138	44,894

Total loans	5,676,266	5,436,576

Unaccreted yield adjustments (1)	(19,896)	(18,731)

Total loans receivable, net of yield adjustments	$5,656,370	$5,417,845
___________________________
(1)At September 30, 2022, included a fair value adjustment to the carrying amount of hedged one- to four-family residential mortgage loans.
Past Due Loans
Past due status is based on the contractual payment terms of the loans. The following tables present the payment status of past due loans as of September 30, 2022 and June 30, 2022, by loan segment:

	Payment Status September 30, 2022
	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(In Thousands)
Multi-family mortgage	$—	$—	$10,842	$10,842	$2,559,455	$2,570,297
Nonresidential mortgage	20	918	18,102	19,040	1,021,648	1,040,688
Commercial business	—	8	325	333	186,028	186,361
Construction	—	—	—	—	166,052	166,052
One- to four-family residential mortgage	1,305	1,009	2,326	4,640	1,662,090	1,666,730
Home equity loans	153	—	24	177	43,092	43,269
Other consumer	—	—	—	—	2,869	2,869
Total loans	$1,478	$1,935	$31,619	$35,032	$5,641,234	$5,676,266

Index

	Payment Status June 30, 2022
	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(In Thousands)
Multi-family mortgage	$3,148	$3,056	$7,788	$13,992	$2,395,098	$2,409,090
Nonresidential mortgage	4,026	—	18,132	22,158	997,680	1,019,838
Commercial business	98	57	155	310	176,497	176,807
Construction	—	—	—	—	140,131	140,131
One- to four-family residential mortgage	1,525	253	3,455	5,233	1,640,583	1,645,816
Home equity loans	28	35	—	63	41,965	42,028
Other consumer	—	—	—	—	2,866	2,866
Total loans	$8,825	$3,401	$29,530	$41,756	$5,394,820	$5,436,576
Nonperforming Loans
Loans are generally placed on nonaccrual status when contractual payments become 90 or more days past due or when the Company does not expect to receive all principal and interest payments owed substantially in accordance with the terms of the loan agreement, regardless of past due status. Loans that become 90 days past due, but are well secured and in the process of collection, may remain on accrual status. Nonaccrual loans are generally returned to accrual status when all payments due are brought current and the Company expects to receive all remaining principal and interest payments owed substantially in accordance with the terms of the loan agreement. Payments received in cash on nonaccrual loans, including both the principal and interest portions of those payments, are generally applied to reduce the carrying value of the loan. The Company did not recognize interest income on non-accrual loans during the three months ended September 30, 2022 and 2021.
The following tables present information relating to the Company’s nonperforming loans as of September 30, 2022 and June 30, 2022:

	Performance Status September 30, 2022
	90 Days and Over Past Due Accruing	Nonaccrual Loans with Allowance for Credit Losses	Nonaccrual Loans with no Allowance for Credit Losses	Total Nonperforming	Performing	Total
	(In Thousands)
Multi-family mortgage	$—	$8,317	$18,089	$26,406	$2,543,891	$2,570,297
Nonresidential mortgage	—	12,328	19,021	31,349	1,009,339	1,040,688
Commercial business	—	275	50	325	186,036	186,361
Construction	—	—	1,402	1,402	164,650	166,052
One- to four-family residential mortgage	—	4,420	4,584	9,004	1,657,726	1,666,730
Home equity loans	—	—	88	88	43,181	43,269
Other consumer	—	—	—	—	2,869	2,869
Total loans	$—	$25,340	$43,234	$68,574	$5,607,692	$5,676,266

Index

	Performance Status June 30, 2022
	90 Days and Over Past Due Accruing	Nonaccrual Loans with Allowance for Credit Losses	Nonaccrual Loans with no Allowance for Credit Losses	Total Nonperforming	Performing	Total
	(In Thousands)
Multi-family mortgage	$—	$8,367	$18,286	$26,653	$2,382,437	$2,409,090
Nonresidential mortgage	—	12,602	19,292	31,894	987,944	1,019,838
Commercial business	—	212	81	293	176,514	176,807
Construction	—	—	1,561	1,561	138,570	140,131
One- to four-family residential mortgage	—	3,543	4,946	8,489	1,637,327	1,645,816
Home equity loans	—	302	1,129	1,431	40,597	42,028
Other consumer	—	—	—	—	2,866	2,866
Total loans	$—	$25,026	$45,295	$70,321	$5,366,255	$5,436,576
Troubled Debt Restructurings (“TDRs”)
TDRs are loans where the Company has modified the contractual terms of the loan as a result of the financial condition of the borrower. Subsequent to their modification, TDRs are placed on non-accrual until such time as satisfactory payment performance has been demonstrated, at which time the loan may be returned to accrual status. On a case-by-case basis, the Company may agree to modify the contractual terms of a loan to assist a borrower who may be experiencing financial difficulty, as well as to preserve the Company’s position in the loan. If the borrower is experiencing financial difficulties and a concession has been made at the time of such modification, the loan is classified as a TDR. The Company had TDRs totaling $20.8 million and $22.2 million as of September 30, 2022 and June 30, 2022, respectively. The allowance for credit losses associated with the TDRs presented in the tables below totaled $403,000 and $365,000 as of September 30, 2022 and June 30, 2022, respectively. As of September 30, 2022, the Company had commitments to lend additional funds totaling $92,000 to borrowers whose loans had been restructured in a TDR.
The following tables present total TDR loans at September 30, 2022 and June 30, 2022:

	September 30, 2022
	Accrual		Non-accrual		Total
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(Dollars In Thousands)
Commercial loans:
Multi-family mortgage	—	$—	2	$5,582	2	$5,582
Nonresidential mortgage	3	190	1	395	4	585
Commercial business	4	3,578	—	—	4	3,578
Construction	—	—	1	1,402	1	1,402
Total commercial loans	7	3,768	4	7,379	11	11,147

One- to four-family residential mortgage	27	3,723	18	4,419	45	8,142

Consumer loans:
Home equity loans	6	1,454	1	35	7	1,489
Total	40	$8,945	23	$11,833	63	$20,778

Index

	June 30, 2022
	Accrual		Non-accrual		Total
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(Dollars In Thousands)
Commercial loans:
Multi-family mortgage	—	$—	2	$5,626	2	$5,626
Nonresidential mortgage	4	389	2	1,565	6	1,954
Commercial business	5	3,631	2	82	7	3,713
Construction	—	—	1	1,561	1	1,561
Total commercial loans	9	4,020	7	8,834	16	12,854

One- to four-family residential mortgage	29	4,488	16	3,314	45	7,802

Consumer loans:
Home equity loans	5	164	2	1,364	7	1,528
Total	43	$8,672	25	$13,512	68	$22,184
The following tables present information regarding TDRs that occurred during the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	# of Loans	Pre- modification Recorded Investment	Post- modification Recorded Investment	# of Loans	Pre- modification Recorded Investment	Post- modification Recorded Investment
	(Dollars In Thousands)
Multi-family mortgage	—	$—	$—	1	$2,987	$2,972
One- to four-family residential mortgage	1	435	435	—	—	—
Home equity loans	1	35	35	—	—	—
Total	2	$470	$470	1	$2,987	$2,972

During the three months ended September 30, 2022, there were charge-offs of $10,000 related to TDRs. During the three months ended September 30, 2021, there were no charge-offs related to TDRs. During the three months ended September 30, 2022 and 2021, there were no defaults of TDRs.
Loan modifications generally involve a reduction in interest rates and/or extension of maturity dates and also may include step up interest rates in their modified terms which will impact their weighted average yield in the future. The loans which qualified as TDRs during the three months ended September 30, 2022 and 2021, capitalized prior past due amounts and modified the repayment terms.
Individually Analyzed Loans
Individually analyzed loans include loans which do not share similar risk characteristics with other loans. TDRs will generally be evaluated for individual impairment, however, after a period of sustained repayment performance which permits the credit to be returned to accrual status, a TDR would generally be removed from individual impairment analysis and returned to its corresponding pool. As of September 30, 2022, the carrying value of individually analyzed loans, including loans acquired with deteriorated credit quality that were individually analyzed, totaled $68.6 million, of which $62.7 million were considered collateral dependent.
For collateral dependent loans where management has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and repayment of the loan is to be provided substantially through the operation or sale of the collateral, the allowance for credit losses is measured based on the difference between the fair value of the collateral, less costs to sell, and the amortized cost basis of the loan as of the measurement date. See Note 12 for additional disclosure regarding fair value of individually analyzed collateral dependent loans.

Index
The following table presents the carrying value and related allowance of collateral dependent individually analyzed loans at the dates indicated:

	September 30, 2022		June 30, 2022
	Carrying Value	Related Allowance	Carrying Value	Related Allowance
	(In Thousands)
Commercial loans:
Multi-family mortgage	$26,406	$755	$26,653	$849
Nonresidential mortgage (1)	30,985	2,580	30,733	2,696
Commercial business (2)	—	—	—	—
Construction	1,402	—	1,561	—
Total commercial loans	58,793	3,335	58,947	3,545

One- to four-family residential mortgage (3)	3,895	51	4,305	77

Consumer loans:
Home equity loans (3)	35	—	35	—

Total	$62,723	$3,386	$63,287	$3,622
___________________________
(1)Secured by income-producing nonresidential property.
(2)Secured by business assets.
(3)Secured by one- to four-family residential properties.
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

Index
The following table presents the risk category of loans as of September 30, 2022 by loan segment and vintage year:

	Term Loans by Origination Year for Fiscal Years ended June 30,
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
	(In Thousands)
Multi-family mortgage:
Pass	$229,047	$960,324	$244,070	$206,625	$258,937	$638,115	$—	$2,537,118
Special Mention	—	—	—	—	—	6,773	—	6,773
Substandard	—	—	—	—	9,667	16,739	—	26,406
Doubtful	—	—	—	—	—	—	—	—
Total multi-family mortgage	229,047	960,324	244,070	206,625	268,604	661,627	—	2,570,297
Nonresidential mortgage:
Pass	53,919	230,708	86,743	53,439	60,353	511,563	6,000	1,002,725
Special Mention	—	—	—	—	—	586	—	586
Substandard	—	—	717	—	933	35,727	—	37,377
Doubtful	—	—	—	—	—	—	—	—
Total nonresidential mortgage	53,919	230,708	87,460	53,439	61,286	547,876	6,000	1,040,688
Commercial business:
Pass	8,035	41,099	37,369	10,214	2,897	10,682	71,005	181,301
Special Mention	—	—	—	58	183	2,960	8	3,209
Substandard	—	—	37	285	—	1,398	131	1,851
Doubtful	—	—	—	—	—	—	—	—
Total commercial business	8,035	41,099	37,406	10,557	3,080	15,040	71,144	186,361
Construction loans:
Pass	1,759	21,598	113,806	11,387	3,019	7,346	5,735	164,650
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,402	—	1,402
Doubtful	—	—	—	—	—	—	—	—
Total construction loans	1,759	21,598	113,806	11,387	3,019	8,748	5,735	166,052
Residential mortgage:
Pass	62,773	469,622	515,419	84,535	48,612	472,149	375	1,653,485
Special Mention	—	—	—	—	1,192	499	—	1,691
Substandard	—	—	—	—	82	11,472	—	11,554
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage	62,773	469,622	515,419	84,535	49,886	484,120	375	1,666,730
Home equity loans:
Pass	2,642	2,873	675	1,587	2,843	8,740	22,224	41,584
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	118	1,439	128	1,685
Doubtful	—	—	—	—	—	—	—	—
Total home equity loans	2,642	2,873	675	1,587	2,961	10,179	22,352	43,269
Other consumer loans
Pass	204	346	285	465	357	1,101	35	2,793
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	76	76
Other consumer loans	204	346	285	465	357	1,101	111	2,869
Total loans	$358,379	$1,726,570	$999,121	$368,595	$389,193	$1,728,691	$105,717	$5,676,266

Index
The following table presents the risk category of loans as of June 30, 2022 by loan segment and vintage year:

	Term Loans by Origination Year for Fiscal Years ended June 30,
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
	(In Thousands)
Multi-family mortgage:
Pass	$963,263	$250,385	$211,101	$264,174	$248,058	$438,642	$—	$2,375,623
Special Mention	—	—	—	—	—	6,814	—	6,814
Substandard	—	—	—	9,821	5,935	10,897	—	26,653
Doubtful	—	—	—	—	—	—	—	—
Total multi-family mortgage	963,263	250,385	211,101	273,995	253,993	456,353	—	2,409,090
Nonresidential mortgage:
Pass	231,777	87,309	53,983	60,714	49,285	491,849	6,052	980,969
Special Mention	—	—	—	—	—	591	—	591
Substandard	—	720	—	933	4,026	32,599	—	38,278
Doubtful	—	—	—	—	—	—	—	—
Total nonresidential mortgage	231,777	88,029	53,983	61,647	53,311	525,039	6,052	1,019,838
Commercial business:
Pass	46,888	38,791	12,155	3,581	4,861	6,455	58,662	171,393
Special Mention	—	—	62	186	2,173	873	215	3,509
Substandard	—	38	319	—	1,347	61	58	1,823
Doubtful	—	—	—	—	—	80	2	82
Total commercial business	46,888	38,829	12,536	3,767	8,381	7,469	58,937	176,807
Construction loans:
Pass	16,407	95,526	10,337	3,039	6,509	1,017	5,735	138,570
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,561	—	1,561
Doubtful	—	—	—	—	—	—	—	—
Total construction loans	16,407	95,526	10,337	3,039	6,509	2,578	5,735	140,131
Residential mortgage:
Pass	472,160	524,163	88,645	49,316	55,139	442,517	374	1,632,314
Special Mention	—	—	—	1,205	—	621	—	1,826
Substandard	—	—	—	83	—	11,593	—	11,676
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage	472,160	524,163	88,645	50,604	55,139	454,731	374	1,645,816
Home equity loans:
Pass	3,197	692	1,681	3,117	2,027	7,321	22,334	40,369
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	120	—	1,539	—	1,659
Doubtful	—	—	—	—	—	—	—	—
Total home equity loans	3,197	692	1,681	3,237	2,027	8,860	22,334	42,028
Other consumer loans
Pass	442	308	471	375	258	895	34	2,783
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	83	83
Other consumer loans	442	308	471	375	258	895	117	2,866
Total loans	$1,734,134	$997,932	$378,754	$396,664	$379,618	$1,455,925	$93,549	$5,436,576

Index
Mortgage Loans in Foreclosure
The Company may obtain physical possession of one- to four-family real estate collateralizing a residential mortgage loan or nonresidential real estate collateralizing a nonresidential mortgage loan via foreclosure or through an in-substance repossession. As of September 30, 2022, the Company held one single-family property in other real estate owned with an aggregate carrying value of $178,000 that was acquired through a foreclosure on a residential mortgage loan. As of that same date, the Company held five residential mortgage loans with aggregate carrying values totaling $1.0 million and one nonresidential mortgage loan with a carrying value of $13.3 million which were in the process of foreclosure. As of June 30, 2022, the Company held one single-family property in other real estate owned with an aggregate carrying value of $178,000 that was acquired through a foreclosure on a residential mortgage loan. As of that same date, the Company held seven residential mortgage loans with aggregate carrying values totaling $1.5 million which were in the process of foreclosure.
6.    ALLOWANCE FOR CREDIT LOSSES
Allowance for Credit Losses on Loans Receivable
The following tables present the balance of the allowance for credit losses at September 30, 2022 and June 30, 2022. The balance of the allowance for credit losses is based on an expected loss methodology, referred to as the “CECL” methodology. The tables identify the valuation allowances attributable to specifically identified impairments on individually analyzed loans, including those acquired with deteriorated credit quality, as well as valuation allowances for impairments on loans collectively evaluated. The tables include the underlying balance of loans receivable applicable to each category as of those dates.

	Allowance for Credit Losses September 30, 2022
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total allowance for credit losses
	(In Thousands)
Multi-family mortgage	$—	$—	$755	$25,491	$26,246
Nonresidential mortgage	—	68	2,580	6,504	9,152
Commercial business	—	6	5	1,961	1,972
Construction	—	—	—	1,120	1,120
One- to four-family residential mortgage	25	172	164	8,440	8,801
Home equity loans	—	2	—	242	244
Other consumer	—	—	—	78	78
Total loans	$25	$248	$3,504	$43,836	$47,613

	Balance of Loans Receivable September 30, 2022
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total loans
	(In Thousands)
Multi-family mortgage	$—	$—	$26,406	$2,543,891	$2,570,297
Nonresidential mortgage	364	3,763	30,985	1,005,576	1,040,688
Commercial business	—	1,267	325	184,769	186,361
Construction	—	5,735	1,402	158,915	166,052
One- to four-family residential mortgage	79	5,377	8,925	1,652,349	1,666,730
Home equity loans	26	350	62	42,831	43,269
Other consumer	—	—	—	2,869	2,869
Total loans	$469	$16,492	$68,105	$5,591,200	$5,676,266
Unaccreted yield adjustments					(19,896)
Loans receivable, net of yield adjustments					$5,656,370

Index

	Allowance for Credit Losses June 30, 2022
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total allowance for credit losses
	(In Thousands)
Multi-family mortgage	$—	$—	$849	$24,472	$25,321
Nonresidential mortgage	—	73	2,696	7,821	10,590
Commercial business	—	9	16	1,767	1,792
Construction	—	—	—	1,486	1,486
One- to four-family residential mortgage	—	229	148	7,163	7,540
Home equity loans	26	—	—	219	245
Other consumer	—	—	—	84	84
Total loans	$26	$311	$3,709	$43,012	$47,058

	Balance of Loans Receivable June 30, 2022
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total loans
	(In Thousands)
Multi-family mortgage	$—	$—	$26,653	$2,382,437	$2,409,090
Nonresidential mortgage	377	5,033	31,517	982,911	1,019,838
Commercial business	—	1,267	293	175,247	176,807
Construction	—	5,735	1,561	132,835	140,131
One- to four-family residential mortgage	87	6,460	8,402	1,630,867	1,645,816
Home equity loans	329	58	1,102	40,539	42,028
Other consumer	—	—	—	2,866	2,866
Total loans	$793	$18,553	$69,528	$5,347,702	$5,436,576
Unaccreted yield adjustments					(18,731)
Loans receivable, net of yield adjustments					$5,417,845
The following tables present the activity in the allowance for credit losses on loans for the three months ended September 30, 2022 and 2021.

	Changes in the Allowance for Credit Losses Three Months Ended September 30, 2022
	Balance at June 30, 2022	Charge-offs	Recoveries	Provision for (reversal of) credit losses	Balance at September 30, 2022
	(In Thousands)
Multi-family mortgage	$25,321	$—	$—	$925	$26,246
Nonresidential mortgage	10,590	(10)	—	(1,428)	9,152
Commercial business	1,792	(118)	12	286	1,972
Construction	1,486	—	—	(366)	1,120
One- to four-family residential mortgage	7,540	—	—	1,261	8,801
Home equity loans	245	—	—	(1)	244
Other consumer	84	—	1	(7)	78
Total loans	$47,058	$(128)	$13	$670	$47,613

Index

	Changes in the Allowance for Credit Losses Three Months Ended September 30, 2021
	Balance at June 30, 2021	Charge-offs	Recoveries	(Reversal of) provision for credit losses	Balance at September 30, 2021
	(In Thousands)
Multi-family mortgage	$28,450	$(104)	$—	$(3,364)	$24,982
Nonresidential mortgage	16,243	(813)	—	(1,585)	13,845
Commercial business	2,086	(160)	97	(29)	1,994
Construction	1,170	—	—	260	1,430
One- to four-family residential mortgage	9,747	—	2	(620)	9,129
Home equity loans	433	—	—	(115)	318
Other consumer	36	(2)	—	53	87
Total loans	$58,165	$(1,079)	$99	$(5,400)	$51,785

Allowance for Credit Losses on Off Balance Sheet Commitments
The following table presents the activity in the allowance for credit losses on off balance sheet commitments recorded in other non-interest expense for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021
	(In Thousands)
Balance at beginning of the period	$1,041	$1,708
Reversal of credit losses	(288)	(124)
Balance at end of the period	$753	$1,584
7.    DEPOSITS
Deposits are summarized as follows:

	September 30, 2022	June 30, 2022
	(In Thousands)
Non-interest-bearing demand	$683,406	$653,899
Interest-bearing demand	2,382,411	2,265,597
Savings	982,916	1,053,198
Certificates of deposits	2,059,545	1,889,562
Total deposits	$6,108,278	$5,862,256

Index
8.    BORROWINGS
Borrowings at September 30, 2022 and June 30, 2022 consisted of the following:

	September 30, 2022	June 30, 2022
	(In Thousands)
FHLB advances	$796,454	$651,337
Overnight borrowings (1)	55,000	250,000
Total borrowings	$851,454	$901,337
___________________________
(1)At September 30, 2022 and June 30, 2022, represents FHLB overnight line of credit borrowings.
Fixed rate advances from the FHLB of New York mature as follows:

	September 30, 2022		June 30, 2022
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars in Thousands)
By remaining period to maturity:
Less than one year	$665,000	3.20%	$520,000	2.04%
One to two years	22,500	2.63	22,500	2.63
Two to three years	103,500	2.68	103,500	2.68
Three to four years	6,500	2.82	6,500	2.82
Four to five years	—	—	—	—
Greater than five years	—	—	—	—
Total advances	797,500	3.11%	652,500	2.17%
Unamortized fair value adjustments	(1,046)		(1,163)
Total advances, net of fair value adjustments	$796,454		$651,337
At September 30, 2022, FHLB advances and overnight line of credit borrowings were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $3.88 billion and $162.5 million, respectively. At June 30, 2022, FHLB advances and overnight line of credit borrowings were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $3.58 billion and $178.0 million, respectively.

Index
9.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Risk Management Objective of Using Derivatives
The Company uses various financial instruments, including derivatives, to manage its exposure to interest rate risk. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to specific wholesale funding positions and assets.
Fair Values of Derivative Instruments on the Statement of Financial Condition
The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Statements of Financial Condition as of September 30, 2022 and June 30, 2022:

	September 30, 2022
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$66,511	Other liabilities	$—
Total		$66,511		$—

	June 30, 2022
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$41,223	Other liabilities	$—
Total		$41,223		$—
Cash Flow Hedges of Interest Rate Risk
The Company’s uses derivatives to add stability to interest expense and interest income and to manage its exposure to interest rate movements. The Company has entered into interest rate swaps, interest rate caps and an interest rate floor as part of its interest rate risk management strategy. These interest rate products are designated as cash flow hedges. As of September 30, 2022, the Company had a total of 10 interest rate swaps and caps with a total notional amount of $875.0 million hedging specific wholesale funding and one interest rate floor with a notional amount of $100.0 million hedging floating-rate available for sale securities.
For derivatives designated as cash flow hedges, the gain or loss on the derivative is recorded in other comprehensive income (loss), net of tax, and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.
For cash flow hedges on the Company’s wholesale funding positions, amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s hedged variable rate wholesale funding positions. During the three months ended September 30, 2022, the Company reclassified $1.6 million as a reduction in interest expense. During the next twelve months, the Company estimates that $20.6 million will be reclassified as a reduction in interest expense.
For cash flow hedges on the Company’s assets, amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest income as interest payments are received on the Company’s hedged variable rate assets.

Index
The table below presents the pre-tax effects of the Company’s derivative instruments designated as cash flow hedges on the Consolidated Statements of Income for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021
	(In Thousands)
Amount of gain recognized in other comprehensive income	$22,170	$154
Amount of gain (loss) reclassified from accumulated other comprehensive income to interest expense	1,620	(1,497)
Fair Value Hedges of Interest Rate Risk
The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. Such derivatives are used to hedge the changes in fair value of certain of its pools of fixed rate assets. As of September 30, 2022, the Company had one interest rate swap with a notional amount of $150.0 million hedging fixed-rate residential mortgage loans.
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivatives as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.
The table below presents the effects of the Company’s derivative instruments designated as fair value hedges on the Consolidated Statements of Income for the three months ended September 30, 2022. There were no fair value hedges for the three months ended September 30, 2021:

Three Months Ended September 30,
2022
(In Thousands)
Loss on hedged items recorded in interest income on loans	$(4,033)
Gain on hedge recorded in interest income on loans	3,927
As of September 30, 2022, the following amounts were recorded on the Statement of Financial Condition related to cumulative basis adjustment for fair value hedges. There were no fair value hedges at June 30, 2022:

September 30, 2022
(In Thousands)
Loans receivable:
Carrying amount of the hedged assets(1)	$145,967
Fair value hedging adjustment included in the carrying amount of the hedged assets	(4,033)
___________________________________
(1)This amount includes the amortized cost basis of the closed portfolio of loans receivable used to designate the hedging relationship in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedge period. At September 30, 2022, the amortized cost basis of the closed portfolio used in this hedging relationship was $272.8 million.

Index
Offsetting Derivatives
The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives in the Consolidated Statements of Financial Condition as of September 30, 2022 and June 30, 2022, respectively. The net amounts presented for derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Statements of Financial Condition.

	September 30, 2022
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount
	(In Thousands)
Assets:
Interest rate contracts	$66,511	$—	$66,511	$—	$—	$66,511
Total	$66,511	$—	$66,511	$—	$—	$66,511

	June 30, 2022
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount
	(In Thousands)
Assets:
Interest rate contracts	$41,223	$—	$41,223	$—	$—	$41,223
Total	$41,223	$—	$41,223	$—	$—	$41,223
Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations and could be required to terminate its derivative positions with the counterparty. The Company also has agreements with its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well-capitalized institution, then the Company could be required to terminate its derivative positions with the counterparty. At September 30, 2022, none of the Company’s derivatives were in a net liability position. As required under the enforceable master netting arrangement with its derivatives counterparties, at September 30, 2022, the Company was not required to post financial collateral.
In addition to the derivative instruments noted above, the Company’s pipeline of loans held for sale at September 30, 2022 and June 30, 2022, included $12.8 million and $20.3 million, respectively, of in process loans whose terms included interest rate locks to borrowers, which are considered free-standing derivative instruments whose fair values are not material to the Company’s financial condition or results of operations.

Index
10.    BENEFIT PLANS
Components of Net Periodic Expense
The following table sets forth the aggregate net periodic benefit expense for the Bank’s Benefit Equalization Plan, Postretirement Welfare Plan, Directors’ Consultation and Retirement Plan, Atlas Bank Retirement Income Plan and Supplemental Executive Retirement Plan:

	Three Months Ended September 30,		Affected Line Item in the Consolidated Statements of Income
	2022	2021
	(In Thousands)
Service cost	$117	$138	Salaries and employee benefits
Interest cost	96	69	Other expense
Amortization of unrecognized (gain) loss	(6)	20	Other expense
Expected return on assets	(25)	(28)	Other expense
Net periodic benefit cost	$182	$199
2021 Equity Incentive Plan
During the three months ended September 30, 2022, the Company granted 323,218 restricted stock units (“RSUs”) comprised of 238,121 service-based RSUs and 85,097 performance-based RSUs. The service-based RSUs will vest in three tranches over a period of three years and the performance-based RSUs will cliff vest upon the achievement of performance measures over the three-year period ending June 30, 2025. The number of performance-based RSUs that will vest, if any, will depend on whether, and to what extent, the performance measures are achieved. Common stock will be issued from authorized shares upon the vesting of the RSUs.
11.    INCOME TAXES
The following table presents a reconciliation between the reported income taxes for the periods presented and the income taxes which would be computed by applying the federal income tax rate of 21% to income for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021
	(Dollars in Thousands)
Income before income taxes	$21,790	$26,987
Statutory federal tax rate	21%	21%
Federal income tax expense at statutory rate	$4,576	$5,667
(Reduction) increase in income taxes resulting from:
Tax exempt interest	(59)	(70)
State tax, net of federal tax effect	1,420	2,128
Incentive stock option compensation expense	3	23
Income from bank-owned life insurance	(775)	(328)
Other items, net	90	(148)
Total income tax expense	$5,255	$7,272
Effective income tax rate	24.12%	26.95%

Index
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
Assets Measured on a Recurring Basis:
The following methods and significant assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at September 30, 2022 and June 30, 2022:
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

Index
Those assets measured at fair value on a recurring basis are summarized below:

	September 30, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Debt securities available for sale:
Obligations of state and political subdivisions	$—	$27,458	$—	$27,458
Asset-backed securities	—	158,081	—	158,081
Collateralized loan obligations	—	302,847	—	302,847
Corporate bonds	—	145,613	—	145,613
Total debt securities	—	633,999	—	633,999

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	—	6,318	—	6,318
Residential pass-through securities	—	468,089	—	468,089
Commercial pass-through securities	—	154,770	—	154,770
Total mortgage-backed securities	—	629,177	—	629,177
Total securities available for sale	$—	$1,263,176	$—	$1,263,176

Interest rate contracts	$—	$66,511	$—	$66,511

Total assets	$—	$1,329,687	$—	$1,329,687

	June 30, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Debt securities available for sale:
Obligations of state and political subdivisions	$—	$28,435	$—	$28,435
Asset-backed securities	—	166,557	—	166,557
Collateralized loan obligations	—	307,813	—	307,813
Corporate bonds	—	153,397	—	153,397
Total debt securities	—	656,202	—	656,202

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	—	7,122	—	7,122
Residential pass-through securities	—	514,758	—	514,758
Commercial pass-through securities	—	166,011	—	166,011
Total mortgage-backed securities	—	687,891	—	687,891
Total securities available for sale	$—	$1,344,093	$—	$1,344,093

Interest rate contracts	$—	$41,223	$—	$41,223

Total assets	$—	$1,385,316	$—	$1,385,316

Index
Assets Measured on a Non-Recurring Basis:
The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a non-recurring basis at September 30, 2022 and June 30, 2022:
Individually Analyzed Collateral Dependent Loans
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
Those assets measured at fair value on a non-recurring basis are summarized below:

	September 30, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Collateral dependent loans:
Residential mortgage	$—	$—	$2,033	$2,033
Multi-family mortgage	—	—	7,562	7,562
Nonresidential mortgage	—	—	10,934	10,934
Total	$—	$—	$20,529	$20,529

Other real estate owned, net:
Residential	$—	$—	$178	$178
Total	$—	$—	$178	$178

	June 30, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Collateral dependent loans:
Residential mortgage	$—	$—	$2,035	$2,035
Multi-family mortgage	—	—	7,517	7,517
Nonresidential mortgage	—	—	11,479	11,479
Total	$—	$—	$21,031	$21,031

Other real estate owned, net:
Residential	$—	$—	$178	$178
Total	$—	$—	$178	$178

Index
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value:

	September 30, 2022
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(Dollars in Thousands)
Collateral dependent loans:
Residential mortgage	$2,033	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	7% - 10%	9.05%
Multi-family mortgage	7,562	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	10% - 11%	10.66%
Nonresidential mortgage	10,934	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	9% - 19%	14.28%
Total	$20,529

Other real estate owned, net:
Residential	$178	Market valuation of underlying collateral	(3)	Adjustments to reflect current conditions/selling costs	(2)	6.00%	6.00%
Total	$178

	June 30, 2022
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(Dollars in Thousands)
Collateral dependent loans:
Residential mortgage	$2,035	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	7% - 10%	8.97%
Multi-family mortgage	7,517	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	10% - 12%	11.06%
Nonresidential mortgage	11,479	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	9% - 18%	12.72%
Total	$21,031

Other real estate owned, net:
Residential	$178	Market valuation of underlying collateral	(3)	Adjustments to reflect current conditions/selling costs	(2)	6.00%	6.00%
Total	$178
___________________________________
(1)The fair value of collateral dependent loans is generally determined based on an independent appraisal of the fair value of a loan’s underlying collateral.
(2)The fair value basis of collateral dependent loans and other real estate owned is adjusted to reflect management’s estimates of selling costs including, but not limited to, real estate brokerage commissions and title transfer fees.
(3)The fair value of other real estate owned is generally determined based upon the lower of an independent appraisal of the property’s fair value or the applicable listing price or contracted sales price.
At September 30, 2022, collateral dependent loans valued using Level 3 inputs comprised loans with principal balance totaling $23.9 million and valuation allowance of $3.4 million reflecting an aggregate fair value of $20.5 million. By comparison, at June 30, 2022, collateral dependent loans valued using Level 3 inputs comprised loans with principal balance totaling $24.6 million and valuation allowance of $3.6 million reflecting an aggregate fair value of $21.0 million.
Once a loan is foreclosed, the fair value of the other real estate owned continues to be evaluated based upon the fair value of the repossessed real estate originally securing the loan. At September 30, 2022 and June 30, 2022, the Company held other real estate owned totaling $178,000, respectively, whose carrying value was written down utilizing Level 3 inputs.

Index
The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2022 and June 30, 2022:

	September 30, 2022
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$96,076	$96,076	$96,076	$—	$—
Investment securities available for sale	1,263,176	1,263,176	—	1,263,176	—
Investment securities held to maturity	115,943	99,548	—	99,548	—
Loans held-for-sale	12,936	12,772	—	12,772	—
Net loans receivable	5,608,757	5,308,136	—	—	5,308,136
FHLB Stock	44,957	—	—	—	—
Interest receivable	23,817	23,817	24	7,215	16,578
Interest rate contracts	66,511	66,511	—	66,511	—

Financial liabilities:
Deposits	6,108,278	6,068,334	4,048,733	—	2,019,601
Borrowings	851,454	847,489	—	—	847,489
Interest payable on deposits	3,130	3,130	588	—	2,542
Interest payable on borrowings	2,182	2,182	—	—	2,182
Interest rate contracts	—	—	—	—	—

	June 30, 2022
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$101,615	$101,615	$101,615	$—	$—
Investment securities available for sale	1,344,093	1,344,093	—	1,344,093	—
Investment securities held to maturity	118,291	108,118	—	108,118	—
Loans held-for-sale	28,874	28,831	—	28,831	—
Net loans receivable	5,370,787	5,215,079	—	—	5,215,079
FHLB Stock	47,144	—	—	—	—
Interest receivable	20,466	20,466	2	5,210	15,254
Interest rate contracts	41,223	41,223	—	41,223	—

Financial liabilities:
Deposits	5,862,256	5,839,035	3,972,694	—	1,866,341
Borrowings	901,337	900,505	—	—	900,505
Interest payable on deposits	722	722	147	—	575
Interest payable on borrowings	1,611	1,611	—	—	1,611

Index
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
13.    COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive loss included in stockholders’ equity at September 30, 2022 and June 30, 2022 are as follows:

	September 30, 2022	June 30, 2022
	(In Thousands)
Net unrealized loss on securities available for sale	$(167,396)	$(118,031)
Tax effect	48,290	34,104
Net of tax amount	(119,106)	(83,927)

Fair value adjustments on derivatives	60,355	39,805
Tax effect	(17,502)	(11,542)
Net of tax amount	42,853	28,263

Benefit plan adjustments	(122)	(89)
Tax effect	35	26
Net of tax amount	(87)	(63)

Total accumulated other comprehensive loss	$(76,340)	$(55,727)

Index
Other comprehensive loss and related tax effects for the three months ended September 30, 2022 and 2021 are presented in the following table:

	Three Months Ended September 30,
	2022	2021
	(In Thousands)
Net unrealized holding loss on securities available for sale	$(49,365)	$(7,046)

Net realized gain on sale and call of securities available for sale (1)	—	(1)

Fair value adjustments on derivatives	20,550	1,651

(Accretion) amortization of benefit plan net actuarial (gain) loss	(33)	20

Other comprehensive loss before taxes	(28,848)	(5,376)
Tax effect	8,235	1,568
Total other comprehensive loss	$(20,613)	$(3,808)
___________________________________
(1)Represents amounts reclassified out of accumulated other comprehensive income and included in gain on sale of securities on the Consolidated Statements of Income.
14.    NET INCOME PER COMMON SHARE (“EPS”)
The following schedule shows the Company’s earnings per share calculations for the periods presented:

	Three Months Ended September 30,
	2022	2021
	(In Thousands, Except Per Share Data)
Net income	$16,535	$19,715

Weighted average number of common shares outstanding - basic	65,737	74,537
Effect of dilutive securities	19	19
Weighted average number of common shares outstanding - diluted	65,756	74,556

Basic earnings per share	$0.25	$0.26
Diluted earnings per share	$0.25	$0.26
Stock options for 2,965,000 and 3,115,000 shares of common stock were not considered in computing diluted earnings per share for the three months ended September 30, 2022 and 2021, respectively, because they were considered anti-dilutive. In addition, 323,218 RSUs were not considered in computing diluted earnings per share for the three months ended September 30, 2022 because they were considered anti-dilutive.

Index
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
In addition, the COVID-19 pandemic has had, and may continue to have, an adverse impact on the Company, its clients and the communities it serves. Given its dynamic nature, it is difficult to predict the full impact of the COVID-19 pandemic on our business. Reference is made to Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022.
Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.
Critical Accounting Policies
Our accounting policies are integral to understanding the results reported. We consider accounting policies that require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. At September 30, 2022, there have been no material changes to our critical accounting policies as compared to the critical accounting policies disclosed in our most recent Annual Report on Form 10-K. Reference is made to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022.
Comparison of Financial Condition at September 30, 2022 and June 30, 2022
Executive Summary. Total assets increased $169.7 million to $7.89 billion at September 30, 2022 from $7.72 billion at June 30, 2022. The increase primarily reflected an increase in net loans receivable, partially offset by a decrease in investment securities.
Investment Securities. Investment securities available for sale decreased $80.9 million to $1.26 billion at September 30, 2022, from $1.34 billion at June 30, 2022. This decrease was largely the result of a fair value decrease of $49.4 million and principal repayments of $31.3 million.
Investment securities held to maturity decreased $2.3 million to $115.9 million at September 30, 2022 from $118.3 million at June 30, 2022. This decrease was the result of principal repayments of $2.3 million.
Additional information regarding our investment securities at September 30, 2022 and June 30, 2022 is presented in Note 4 to the unaudited consolidated financial statements.
Loans Held-for-Sale. Loans held-for-sale totaled $12.9 million at September 30, 2022 as compared to $28.9 million at June 30, 2022 and are reported separately from the balance of net loans receivable. During the three months ended September 30, 2022, we sold $42.5 million of residential mortgage loans, resulting in a gain on sale of $312,000, and $14.3 million of commercial mortgage loans, resulting in a net gain on sale of $28,000.

Index
Net Loans Receivable. Net loans receivable increased $238.0 million, or 4.4%, to $5.61 billion at September 30, 2022 from $5.37 billion at June 30, 2022. Details regarding the change in the loan portfolio, by loan segment, is presented below:

	September 30, 2022	June 30, 2022	Increase/ (Decrease)
	(In Thousands)
Commercial loans:
Multi-family mortgage	$2,570,297	$2,409,090	$161,207
Nonresidential mortgage	1,040,688	1,019,838	20,850
Commercial business	186,361	176,807	9,554
Construction	166,052	140,131	25,921
Total commercial loans	3,963,398	3,745,866	217,532

One- to four-family residential mortgage	1,666,730	1,645,816	20,914

Consumer loans:
Home equity loans	43,269	42,028	1,241
Other consumer	2,869	2,866	3
Total consumer loans	46,138	44,894	1,244

Total loans	5,676,266	5,436,576	239,690

Unaccreted yield adjustments	(19,896)	(18,731)	(1,165)
Allowance for credit losses	(47,613)	(47,058)	(555)

Net loans receivable	$5,608,757	$5,370,787	$237,970
Commercial loan origination volume for the three months ended September 30, 2022 totaled $341.1 million, comprised of $282.9 million of commercial mortgage loan originations, $31.9 million of commercial business loan originations and construction loan disbursements of $26.3 million.
One- to four-family residential mortgage loan origination volume, excluding loans held-for-sale, totaled $63.8 million for the three months ended September 30, 2022 and was supplemented with the purchase of loans totaling $656,000. Home equity loan and line of credit origination volume for the same period totaled $6.9 million.
Loan-to-value (“LTV”) ratios are based on current period loan balances and original appraised values at the time of origination unless a current appraisal has been obtained as a result of the loan being deemed collateral dependent and individually analyzed. The following table sets forth the composition of our real estate secured loans indicating the LTV, by loan category, at September 30, 2022 and June 30, 2022:

	September 30, 2022		June 30, 2022
	Balance	LTV	Balance	LTV
	(Dollars in Thousands)
Commercial mortgage loans:
Multi-family mortgage	$2,570,297	64%	$2,409,090	64%
Nonresidential mortgage	1,040,688	54	1,019,838	54
Construction	166,052	61	140,131	61
Total commercial mortgage loans	3,777,037	61	3,569,059	61

One- to four-family residential mortgage	1,666,730	62	1,645,816	62

Consumer loans:
Home equity loans	43,269	47	42,028	46

Total mortgage loans	$5,487,036	61%	$5,256,903	61%

Index
Additional information about our loans at September 30, 2022 and June 30, 2022 is presented in Note 5 to the unaudited consolidated financial statements.
Nonperforming Assets and TDRs. Nonperforming assets decreased by $14.8 million to $77.4 million, or 0.98% of total assets, at September 30, 2022, from $92.2 million, or 1.19% of total assets, at June 30, 2022. At September 30, 2022, we had accruing TDRs totaling $8.9 million, an increase of $273,000 from $8.7 million at June 30, 2022. At September 30, 2022, we had non-accrual TDRs totaling $11.8 million, a decrease of $1.7 million from $13.5 million at June 30, 2022.
At September 30, 2022, nonperforming assets consisted of $68.6 million of nonperforming loans, $8.7 million of non-accrual commercial loans held for sale and $178,000 of other real estate owned. At June 30, 2022, nonperforming assets consisted of $70.3 million of nonperforming loans, $21.7 million of non-accrual commercial loans held for sale and $178,000 of other real estate owned.
Additional information about our nonperforming loans and TDRs at September 30, 2022 and June 30, 2022 is presented in Note 5 to the unaudited consolidated financial statements.
Allowance for Credit Losses (“ACL”). At September 30, 2022, the ACL totaled $47.6 million, or 0.84% of total loans, reflecting an increase of $555,000 from $47.1 million, or 0.87% of total loans, at June 30, 2022. The increase during the three months ended September 30, 2022 was largely attributable to a provision for credit losses of $670,000, primarily driven by loan growth in the quarter, partially offset by a reduction in the expected life of the loan portfolio.
Additional information about our ACL at September 30, 2022 and June 30, 2022 is presented in Note 6 to the unaudited consolidated financial statements.
Other Assets. The aggregate balance of other assets, including premises and equipment, FHLB stock, interest receivable, goodwill, core deposit intangibles, bank owned life insurance, deferred income taxes, OREO and other assets, increased $36.5 million to $792.7 million at September 30, 2022 from $756.2 million at June 30, 2022. The increase in the balance of these other assets during the three months ended September 30, 2022 largely reflected a $25.3 million increase in the fair value of our derivatives portfolio. The remaining change generally reflected normal operating fluctuations within these line items.
Deposits. Total deposits increased $246.0 million, or 4.2%, to $6.11 billion at September 30, 2022 from $5.86 billion at June 30, 2022. The following table sets forth the distribution of, and changes in, deposits, by type, for the periods indicated:

	September 30, 2022	June 30, 2022	Increase/ (Decrease)
	(In Thousands)
Non-interest-bearing deposits	$683,406	$653,899	$29,507

Interest-bearing deposits:
Interest-bearing demand	2,382,411	2,265,597	116,814
Savings	982,916	1,053,198	(70,282)
Certificates of deposit	2,059,545	1,889,562	169,983
Interest-bearing deposits	5,424,872	5,208,357	216,515
Total deposits	$6,108,278	$5,862,256	$246,022
Additional information about our deposits at September 30, 2022 and June 30, 2022 is presented in Note 7 to the unaudited consolidated financial statements.
Borrowings. The balance of borrowings decreased by $49.9 million to $851.5 million at September 30, 2022 from $901.3 million at June 30, 2022.
Additional information about our borrowings at September 30, 2022 and June 30, 2022 is presented in Note 8 to the unaudited consolidated financial statements.
Other Liabilities. The balance of other liabilities, including advance payments by borrowers for taxes and other miscellaneous liabilities, decreased $7.4 million to $54.9 million at September 30, 2022 from $62.3 million at June 30, 2022. The change in the balance of these other liabilities generally reflected normal operating fluctuations during the period.

Index
Stockholders’ Equity. Stockholders’ equity decreased $19.0 million to $875.0 million at September 30, 2022 from $894.0 million at June 30, 2022. The decrease in stockholders’ equity during the three months ended September 30, 2022 largely reflected other comprehensive loss, net of income tax, of $20.6 million, which was driven by a decline in the fair value of our available for sale securities, partially offset by an increase in the fair value of our derivatives portfolio. In addition, share repurchases totaled $8.7 million and cash dividends totaled $7.3 million. These items were partially offset by net income of $16.5 million.
Book value per share decreased by $0.14 to $12.88 at September 30, 2022 while tangible book value per share decreased by $0.17 to $9.73 at September 30, 2022.
On August 1, 2022, we announced the authorization of a new stock repurchase plan, which authorized the repurchase of up to 4,000,000 shares, and the completion of our previous stock repurchase plan, which authorized the repurchase of 7,602,021 shares. During the quarter ended September 30, 2022, we repurchased 759,806 shares of common stock at a cost of $8.7 million, or $11.44 per share. Through September 30, 2022, we repurchased a total of 434,661 shares, or 10.9% of the shares authorized for repurchase under the current repurchase program, at a total cost of $5.1 million or $11.66 per share.
Comparison of Operating Results for the Quarter Ended September 30, 2022 and September 30, 2021
Net Income. Net income for the quarter ended September 30, 2022 was $16.5 million, or $0.25 per diluted share, compared to $19.7 million, or $0.26 per diluted share for the quarter ended September 30, 2021. The decrease in net income reflected a decrease in net interest income, an increase in the provision for credit losses and an increase in non-interest expense, partially offset by an increase in non-interest income and a decrease in income tax expense.
Net Interest Income. Net interest income decreased by $1.1 million to $48.5 million for the quarter ended September 30, 2022 compared to $49.6 million for the quarter ended September 30, 2021. The decrease between the comparative periods resulted from an increase of $8.3 million in interest expense, partially offset by an increase of $7.2 million in interest income. Included in net interest income for the quarters ended September 30, 2022 and 2021, respectively, was purchase accounting accretion of $1.8 million and $2.9 million, and loan prepayment penalty income of $441,000 and $1.7 million.
Net interest margin decreased 30 basis points to 2.69% for the quarter ended September 30, 2022, from 2.99% for the quarter ended September 30, 2021 and reflected an increase in the cost of interest-bearing liabilities, partially offset by increases in the average balance and yield on interest-earning assets.

Index
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

	Three Months Ended September 30,
	2022			2021
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$5,553,996	$52,935	3.81%	$4,835,676	$48,230	3.99%
Taxable investment securities (2)	1,516,974	10,439	2.75	1,649,953	8,212	1.99
Tax-exempt securities (2)	48,973	285	2.33	59,115	333	2.25
Other interest-earning assets (3)	88,038	761	3.46	85,749	431	2.01
Total interest-earning assets	7,207,981	64,420	3.57	6,630,493	57,206	3.45
Non-interest-earning assets	570,225			616,735
Total assets	$7,778,206			$7,247,228

Interest-bearing liabilities:
Interest-bearing demand	$2,354,340	5,391	0.92	$1,954,271	1,147	0.23
Savings	1,019,343	595	0.23	1,102,865	334	0.12
Certificates of deposit	2,014,922	4,883	0.97	1,798,473	2,584	0.57
Total interest-bearing deposits	5,388,605	10,869	0.81	4,855,609	4,065	0.33
Federal Home Loan Bank advances	642,399	4,301	2.68	665,915	3,544	2.13
Other borrowings	127,456	719	2.26	28,532	7	0.10
Borrowings	769,855	5,020	2.61	694,447	3,551	2.05
Total interest-bearing liabilities	6,158,460	15,889	1.03	5,550,056	7,616	0.55
Non-interest-bearing liabilities (4)	724,055			667,164
Total liabilities	6,882,515			6,217,220
Stockholders' equity	895,691			1,030,008
Total liabilities and stockholders' equity	$7,778,206			$7,247,228

Net interest income		$48,531			$49,590
Interest rate spread (5)			2.54%			2.90%
Net interest margin (6)			2.69%			2.99%
Ratio of interest-earning assets to interest-bearing liabilities	1.17			1.19
___________________________________
(1)Loans held-for-sale and non-accruing loans have been included in loans receivable and the effect of such inclusion was not material. Allowance for credit losses has been included in non-interest-earning assets.
(2)Fair value adjustments have been excluded in the balances of interest-earning assets.
(3)Includes interest-bearing deposits at other banks and FHLB of New York capital stock.
(4)Includes average balances of non-interest-bearing deposits of $667.6 million and $610.3 million for the quarter ended September 30, 2022 and 2021, respectively.
(5)Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(6)Net interest margin represents net interest income as a percentage of average interest-earning assets.

Index
Provision for Credit Losses. The provision for credit losses increased $6.1 million to a provision for credit losses of $670,000 for the quarter ended September 30, 2022, compared to a provision for credit losses reversal of $5.4 million for the quarter ended September 30, 2021. The provision for the quarter ended September 30, 2022 was largely attributable to loan growth in the quarter, partially offset by a reduction in the expected life of the loan portfolio. By comparison, the provision reversal for the quarter ended September 30, 2021 was largely attributable to a reduction in the expected life of various loan segments and continued improvement in our credit risk outlook.
Additional information regarding the ACL and the associated provisions recognized during the quarters ended September 30, 2022 and 2021 is presented in Note 6 to the unaudited consolidated financial statements as well as the Comparison of Financial Condition at September 30, 2022 and June 30, 2022.
Non-Interest Income. Total non-interest income increased $2.1 million to $5.9 million for the quarter ended September 30, 2022.
Gain on sale of loans decreased $611,000 to $395,000 for the quarter ended September 30, 2022. The decrease in loan sale gains largely reflected a lower average sales price of loans sold and a decrease in the volume of loans sold between comparative periods largely attributable to increases in market interest rates.
Income from bank owned life insurance increased $2.1 million to $3.7 million for the quarter ended September 30, 2022. The increase is the result of payouts on life insurance policies.
Other non-interest income increased $337,000 to $555,000 for the quarter ended September 30, 2022. The increase in other non-interest income primarily reflected income from investment services.
The remaining changes in the other components of non-interest income between comparative periods generally reflected normal operating fluctuations within those line items.
Non-Interest Expense. Total non-interest expense increased $185,000 to $32.0 million for the quarter ended September 30, 2022.
Salaries and employee benefits increased $1.7 million to $20.3 million for quarter ended September 30, 2022. This increase was largely due to the impact of staff additions, annual merit increases and an increase in incentive payments tied to loan origination volume. Partially offsetting these increases was a decrease in stock-based compensation expense.
Net occupancy expense of premises decreased $1.5 million to $3.1 million for the quarter ended September 30, 2022. This decrease was primarily due to $1.3 million of non-recurring expenses related to the consolidation of three retail branch locations recognized in the prior period.
The remaining changes in the other components of non-interest expense between comparative periods generally reflected normal operating fluctuations within those line items.
Provision for Income Taxes. Provision for income taxes decreased $2.0 million to $5.3 million for the quarter ended September 30, 2022 from $7.3 million for the quarter ended September 30, 2021.
The decrease in income tax expense reflected a lower level of pre-tax income as compared to the prior period.
Effective tax rates for the quarter ended September 30, 2022 and 2021 were 24.1% and 26.9%, respectively. The decrease in the effective tax rate primarily resulted from the payouts on life insurance policies, noted above, which were not taxable.

Index
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
At September 30, 2022, liquidity included $96.1 million of short-term cash and equivalents and $1.26 billion of investment securities available for sale. In addition, as of September 30, 2022, we had the capacity to borrow additional funds totaling $2.26 billion and $284.0 million from the FHLB of New York and FRB, respectively, without pledging additional collateral. As of that same date, we also had access to unsecured overnight borrowings with other financial institutions totaling $970.0 million of which none was outstanding.
At September 30, 2022, we had outstanding commitments to originate and purchase loans totaling $352.2 million while such commitments totaled $242.1 million at June 30, 2022. As of those same dates, our pipeline of loans held for sale included $12.8 million and $20.3 million, respectively, of loans in process whose terms included interest rate locks to borrowers that were paired with a best-efforts commitment to sell the loan to a buyer at a fixed price and within a predetermined timeframe after the sale commitment is established.
Construction loans in process and unused lines of credit were $80.2 million and $159.7 million, respectively, at September 30, 2022 compared to $109.0 million and $159.3 million, respectively, at June 30, 2022. We are also subject to the contingent liabilities resulting from letters of credit whose outstanding balances totaled $115,000 and $130,000, at September 30, 2022 and June 30, 2022, respectively.
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
The following table sets forth the Bank’s capital position at September 30, 2022 and June 30, 2022, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At September 30, 2022
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$683,381	12.67%	$431,361	8.00%	$539,202	10.00%
Tier 1 capital (to risk-weighted assets)	648,894	12.03%	323,521	6.00%	431,361	8.00%
Common equity tier 1 capital (to risk-weighted assets)	648,894	12.03%	242,641	4.50%	350,481	6.50%
Tier 1 capital (to adjusted total assets)	648,894	8.44%	307,371	4.00%	384,214	5.00%

Index

	At June 30, 2022
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$672,274	13.10%	$410,429	8.00%	$513,036	10.00%
Tier 1 capital (to risk-weighted assets)	642,336	12.52%	307,822	6.00%	410,429	8.00%
Common equity tier 1 capital (to risk-weighted assets)	642,336	12.52%	230,866	4.50%	333,473	6.50%
Tier 1 capital (to adjusted total assets)	642,336	8.70%	295,163	4.00%	368,954	5.00%
The following table sets forth the Company’s capital position at September 30, 2022 and June 30, 2022, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At September 30, 2022
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$781,745	14.49%	$431,480	8.00%
Tier 1 capital (to risk-weighted assets)	747,258	13.85%	323,610	6.00%
Common equity tier 1 capital (to risk-weighted assets)	747,258	13.85%	242,707	4.50%
Tier 1 capital (to adjusted total assets)	747,258	9.72%	307,523	4.00%

	At June 30, 2022
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$778,253	15.17%	$410,515	8.00%
Tier 1 capital (to risk-weighted assets)	748,315	14.58%	307,886	6.00%
Common equity tier 1 capital (to risk-weighted assets)	748,315	14.58%	230,914	4.50%
Tier 1 capital (to adjusted total assets)	748,315	10.14%	295,290	4.00%
In March 2020, the federal banking agencies announced an interim final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL. The interim final rule provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss method, followed by a three-year transition period established in the previous rule (five-year transition option). We have adopted the capital transition relief over the permissible five-year period. The two-year delay ended for us as of June 30, 2022 and we then began the three-year transition period.
Off-Balance Sheet Arrangements
In the normal course of our business of investing in loans and securities we are a party to financial instruments with off-balance-sheet risk. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to extend credit to meet the financing needs of our customers. We had no significant off-balance sheet commitments for capital expenditures as of September 30, 2022.
Recent Accounting Pronouncements
For a discussion of the expected impact of recently issued accounting pronouncements that we have yet to adopt, please refer to Note 3 to the unaudited consolidated financial statements.

Index
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
For both earnings and capital at risk, our interest rate risk analysis calculates a base case scenario that assumes no change in interest rates. The model then measures changes throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve up and down 100, 200 and 300 basis points with additional scenarios modeled where appropriate. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates. The level of interest rates prevalent at September 30, 2022 and June 30, 2022 precluded the modeling of certain falling rate scenarios.
The following tables present the results of our internal EVE and NII analyses as of September 30, 2022 and June 30, 2022, respectively:

	September 30, 2022
			1 to 12 Months		13 to 24 Months
Change in Interest Rates	EVE	% Change in EVE	NII	% Change in NII	NII	% Change in NII
	(Dollars in Thousands)
+300 bps	$971,747	(19.96)%	$177,190	(8.98)%	$205,836	(2.54)%
+200 bps	1,045,963	(13.84)%	182,019	(6.50)%	206,157	(2.39)%
+100 bps	1,142,340	(5.91)%	188,856	(2.99)%	210,753	(0.21)%
0 bps	1,214,042	—	194,671	—	211,200	—
-100 bps	1,238,227	1.99%	192,785	(0.97)%	201,861	(4.42)%
-200 bps	1,222,117	0.67%	187,805	(3.53)%	187,633	(11.16)%

	June 30, 2022
			1 to 12 Months		13 to 24 Months
Change in Interest Rates	EVE	% Change in EVE	NII	% Change in NII	NII	% Change in NII
	(Dollars in Thousands)
+300 bps	$1,089,795	(15.37)%	$178,865	(13.62)%	$214,839	(1.68)%
+200 bps	1,156,219	(10.21)%	187,601	(9.40)%	215,528	(1.36)%
+100 bps	1,239,935	(3.71)%	198,126	(4.32)%	219,594	0.50%
0 bps	1,287,700	—	207,069	—	218,501	—
-100 bps	1,272,203	(1.20)%	205,241	(0.88)%	204,568	(6.38)%

Index
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
During the quarter ended September 30, 2022, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index
PART II
ITEM 1.    Legal Proceedings
At September 30, 2022, neither the Company nor the Bank were involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.
ITEM 1A.    Risk Factors
There have been no material changes to the Risk Factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2022, previously filed with the Securities and Exchange Commission.
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities:
The following table reports information regarding repurchases of the Company’s common stock during the quarter ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2022	325,145	$11.15	325,145	—
August 1-31, 2022	218,657	$12.03	218,657	3,781,343
September 1-30, 2022	216,004	$11.28	216,004	3,565,339

Total	759,806	$11.44	759,806	3,565,339
On August 1, 2022, the Company announced the authorization of a new stock repurchase plan to repurchase up to 4,000,000 shares and the completion of its repurchase plan announced on September 22, 2021, which had authorized the repurchase of 7,602,021 shares. This current plan has no expiration date.
ITEM 3.    Defaults Upon Senior Securities
Not applicable.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
None.

Index
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
101
The following materials from the Company’s Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEARNY FINANCIAL CORP.

Date: November 7, 2022	By:	/s/ Craig L. Montanaro
Craig L. Montanaro
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2022	By:	/s/ Keith Suchodolski
Keith Suchodolski
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)