Form 10-Q
period 2022-12-31
Kearny Financial Corp.
filed 2023-02-07
CIK 1617242

Index
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: January 31, 2023.
$0.01 par value common stock — 67,378,274 shares outstanding

Index
KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Index

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In Thousands, Except Share and Per Share Data)

	December 31, 2022	June 30, 2022
	(Unaudited)
Assets
Cash and amounts due from depository institutions	$21,029	$26,094
Interest-bearing deposits in other banks	54,631	75,521
Cash and cash equivalents	75,660	101,615
Investment securities available for sale (amortized cost of $1,437,195 and $1,462,124, respectively)	1,286,354	1,344,093
Investment securities held to maturity (fair value of $138,393 and $108,118, respectively)	153,786	118,291
Loans held-for-sale	12,940	28,874
Loans receivable	5,984,133	5,417,845
Less: allowance for credit losses on loans	(48,877)	(47,058)
Net loans receivable	5,935,256	5,370,787
Premises and equipment	50,953	53,281
Federal Home Loan Bank (“FHLB”) of New York stock	69,022	47,144
Accrued interest receivable	27,368	20,466
Goodwill	210,895	210,895
Core deposit intangibles	2,732	3,020
Bank owned life insurance	289,673	289,177
Deferred income tax assets, net	51,107	49,350
Other real estate owned	13,410	178
Other assets	110,162	82,712
Total Assets	$8,289,318	$7,719,883

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest-bearing	$650,950	$653,899
Interest-bearing	5,320,421	5,208,357
Total deposits	5,971,371	5,862,256
Borrowings	1,383,573	901,337
Advance payments by borrowers for taxes	17,307	16,746
Other liabilities	44,427	45,544
Total Liabilities	7,416,678	6,825,883

Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 800,000,000 shares authorized; 67,387,871 shares and 68,666,323 shares issued and outstanding, respectively	674	687
Paid-in capital	515,332	528,396
Retained earnings	449,489	445,451
Unearned employee stock ownership plan shares; 2,458,547 shares and 2,558,895 shares, respectively	(23,834)	(24,807)
Accumulated other comprehensive loss	(69,021)	(55,727)
Total Stockholders' Equity	872,640	894,000
Total Liabilities and Stockholders' Equity	$8,289,318	$7,719,883
See notes to unaudited consolidated financial statements.

Index
KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Interest Income
Loans	$57,996	$47,575	$110,931	$95,805
Taxable investment securities	13,221	7,595	23,660	15,807
Tax-exempt investment securities	219	327	504	660
Other interest-earning assets	1,005	415	1,766	846
Total Interest Income	72,441	55,912	136,861	113,118

Interest Expense
Deposits	18,822	3,663	29,691	7,728
Borrowings	8,836	3,562	13,856	7,113
Total Interest Expense	27,658	7,225	43,547	14,841
Net Interest Income	44,783	48,687	93,314	98,277
Provision for (reversal of) credit losses	1,671	(2,420)	2,341	(7,820)
Net Interest Income after Provision for (Reversal of) Credit Losses	43,112	51,107	90,973	106,097

Non-Interest Income
Fees and service charges	734	698	1,497	1,305
(Loss) gain on sale and call of securities	(15,227)	—	(15,227)	1
Gain on sale of loans	134	970	529	1,976
Income from bank owned life insurance	1,761	1,562	5,459	3,123
Electronic banking fees and charges	397	421	903	828
Other income	3,723	482	4,278	700
Total Non-Interest Income	(8,478)	4,133	(2,561)	7,933

Non-Interest Expense
Salaries and employee benefits	19,921	18,096	40,269	36,713
Net occupancy expense of premises	2,987	3,156	6,077	7,703
Equipment and systems	3,867	3,723	7,529	7,548
Advertising and marketing	731	448	1,478	840
Federal deposit insurance premium	1,226	721	2,132	1,213
Directors' compensation	339	649	679	1,452
Other expense	3,579	2,877	6,474	6,004
Total Non-Interest Expense	32,650	29,670	64,638	61,473
Income before Income Taxes	1,984	25,570	23,774	52,557
Income tax expense	33	6,801	5,288	14,073
Net Income	$1,951	$18,769	$18,486	$38,484

Net Income per Common Share (EPS)
Basic	$0.03	$0.26	$0.28	$0.53
Diluted	$0.03	$0.26	$0.28	$0.53
Weighted Average Number of Common Shares Outstanding
Basic	65,030	72,011	65,383	73,274
Diluted	65,038	72,037	65,393	73,297
See notes to unaudited consolidated financial statements.

Index
KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Net Income	$1,951	$18,769	$18,486	$38,484
Other Comprehensive Income (Loss), net of tax:
Net unrealized gain (loss) on securities available for sale	977	(5,451)	(34,202)	(10,432)
Net realized loss (gain) on sale and call of securities available for sale	10,811	—	10,811	(1)
Fair value adjustments on derivatives	(4,465)	4,675	10,125	5,840
Benefit plan adjustments	(4)	14	(28)	23
Total Other Comprehensive Income (Loss)	7,319	(762)	(13,294)	(4,570)
Total Comprehensive Income	$9,270	$18,007	$5,192	$33,914
See notes to unaudited consolidated financial statements.

Index
KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Per Share Data, Unaudited)

	Common Stock		Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance - September 30, 2021	75,800	$758	$616,894	$420,701	$(26,266)	$2,336	$1,014,423
Net income	—	—	—	18,769	—	—	18,769
Other comprehensive loss, net of income tax	—	—	—	—	—	(762)	(762)
ESOP shares committed to be released (50 shares)	—	—	173	—	486	—	659
Share repurchases	(2,290)	(22)	(29,980)	—	—	—	(30,002)
Stock-based compensation expense	—	—	1,023	—	—	—	1,023
Cancellation of shares issued for restricted stock awards	(57)	(1)	(718)	—	—	—	(719)
Cash dividends declared ($0.11 per common share)	—	—	—	(7,921)	—	—	(7,921)
Balance - December 31, 2021	73,453	$735	$587,392	$431,549	$(25,780)	$1,574	$995,470

	Common Stock		Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance - June 30, 2021	78,965	$790	$654,396	$408,367	$(26,753)	$6,144	$1,042,944
Net income	—	—	—	38,484	—	—	38,484
Other comprehensive loss, net of income tax	—	—	—	—	—	(4,570)	(4,570)
ESOP shares committed to be released (100 shares)	—	—	306	—	973	—	1,279
Stock repurchases	(5,448)	(54)	(68,944)	—	—	—	(68,998)
Stock-based compensation expense	—	—	2,441	—	—	—	2,441
Cancellation of shares issued for restricted stock awards	(64)	(1)	(807)	—	—	—	(808)
Cash dividends declared ($0.21 per common share)	—	—	—	(15,302)	—	—	(15,302)
Balance - December 31, 2021	73,453	$735	$587,392	$431,549	$(25,780)	$1,574	$995,470
See notes to unaudited consolidated financial statements.

Index
KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Per Share Data, Unaudited)

	Common Stock		Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance - September 30, 2022	67,938	$680	$520,245	$454,710	$(24,321)	$(76,340)	$874,974
Net income	—	—	—	1,951	—	—	1,951
Other comprehensive income, net of income tax	—	—	—	—	—	7,319	7,319
ESOP shares committed to be released (50 shares)	—	—	16	—	487	—	503
Stock repurchases	(550)	(6)	(5,739)	—	—	—	(5,745)
Stock-based compensation expense	—	—	810	—	—	—	810
Cash dividends declared ($0.11 per common share)	—	—	—	(7,172)	—	—	(7,172)
Balance - December 31, 2022	67,388	$674	$515,332	$449,489	$(23,834)	$(69,021)	$872,640

	Common Stock		Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance - June 30, 2022	68,666	$687	$528,396	$445,451	$(24,807)	$(55,727)	$894,000
Net income	—	—	—	18,486	—	—	18,486
Other comprehensive loss, net of income tax	—	—	—	—	—	(13,294)	(13,294)
ESOP shares committed to be released (100 shares)	—	—	106	—	973	—	1,079
Stock repurchases	(1,310)	(14)	(14,424)	—	—	—	(14,438)
Issuance of stock under stock benefit plans	61	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	1,596	—	—	—	1,596
Cancellation of shares issued for restricted stock awards	(29)	—	(341)	—	—	—	(341)
Cash dividends declared ($0.22 per common share)	—	—	—	(14,448)	—	—	(14,448)
Balance - December 31, 2022	67,388	$674	$515,332	$449,489	$(23,834)	$(69,021)	$872,640
See notes to unaudited consolidated financial statements.

Index
KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Unaudited)

	Six Months Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$18,486	$38,484
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	2,931	2,999
Net accretion of yield adjustments	(3,352)	(3,108)
Deferred income taxes	3,536	5,484
Amortization of intangible assets	288	361
(Accretion) amortization of benefit plans’ unrecognized net (gain) loss	(39)	39
Provision for (reversal of) credit losses	2,341	(7,820)
Loans originated for sale	(56,456)	(127,458)
Proceeds from sale of mortgage loans held-for-sale	75,492	133,285
Gain on sale of mortgage loans held-for-sale, net	(474)	(1,884)
Realized loss (gain) on sale/call of investment securities available for sale	15,227	(1)
Realized gain on sale of loans receivable	(55)	(92)
Realized gain on disposition of premises and equipment	(2,886)	(356)
Increase in cash surrender value of bank owned life insurance	(5,459)	(3,123)
ESOP and stock-based compensation expense	2,675	3,720
(Increase) decrease in interest receivable	(6,902)	867
(Increase) decrease in other assets	(5,511)	4,391
Increase in interest payable	6,268	50
Decrease in other liabilities	(10,053)	(19,319)
Net Cash Provided by Operating Activities	36,057	26,519

Cash Flows from Investing Activities:
Purchases of:
Investment securities available for sale	(166,483)	(140,550)
Investment securities held to maturity	(40,398)	(16,162)
Proceeds from:
Repayments/calls/maturities of investment securities available for sale	70,793	209,742
Repayments/calls/maturities of investment securities held to maturity	4,855	1,086
Sales of investment securities available for sale	105,199	—
Purchase of loans	(656)	(72,345)
Net (increase) decrease in loans receivable	(583,893)	98,554
Proceeds from sale of loans receivable	706	1,126
Purchase of interest rate contracts	(758)	—
Additions to premises and equipment	(668)	(728)
Proceeds from death benefit of bank owned life insurance	4,963	—
Proceeds from cash settlement of premises and equipment	3,480	599
Purchase of FHLB stock	(64,638)	(7)
Redemption of FHLB stock	42,760	—
Net Cash (Used in) Provided by Investing Activities	(624,738)	81,315
See notes to unaudited consolidated financial statements.

Index
KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands, Unaudited)

	Six Months Ended December 31,
	2022	2021
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	109,294	(30,866)
Repayment of term FHLB advances	(2,865,000)	(780,000)
Proceeds from term FHLB advances	3,470,000	780,000
Net decrease in other short-term borrowings	(123,000)	—
Net increase in advance payments by borrowers for taxes	561	1,020
Repurchase and cancellation of common stock of Kearny Financial Corp.	(14,438)	(68,998)
Cancellation of shares repurchased on vesting to pay taxes	(341)	(808)
Dividends paid	(14,350)	(15,585)
Net Cash Provided by (Used in) Financing Activities	562,726	(115,237)
Net Decrease in Cash and Cash Equivalents	(25,955)	(7,403)
Cash and Cash Equivalents - Beginning	101,615	67,855
Cash and Cash Equivalents - Ending	$75,660	$60,452

Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Income taxes, net of refunds	$8,318	$9,631
Interest	$37,279	$14,791

Non-cash investing and financing activities:
Acquisition of other real estate owned in settlement of loans	$13,232	$480
Transfers from loans receivable to loans receivable held-for-sale	$2,628	$—
See notes to unaudited consolidated financial statements.

Index
KEARNY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The unaudited consolidated financial statements include the accounts of Kearny Financial Corp. (the “Company”), its wholly-owned subsidiary, Kearny Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries. The Company conducts its business principally through the Bank. Management prepared the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), including the elimination of all significant inter-company accounts and transactions during consolidation.
Basis of Presentation
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include the information or footnotes necessary for a complete presentation of financial condition, income, comprehensive income, changes in stockholders’ equity and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the unaudited consolidated financial statements have been included. The results of operations for the three months and six months ended December 31, 2022 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.
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
2.    SUBSEQUENT EVENTS
The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of December 31, 2022, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date this document was filed.
On January 26, 2023, the Company declared a quarterly cash dividend of $0.11 per share, payable on February 22, 2023 to stockholders of record as of February 8, 2023.
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

Index
Adoption of New Accounting Standards
In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848” that extends the period of time preparers can utilize the reference rate reform relief guidance. In 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” which provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The objective of the guidance in Topic 848 is to provide relief during the temporary transition period, so the FASB included a sunset provision within Topic 848 based on expectations of when LIBOR would cease being published. In 2021, the UK Financial Conduct Authority delayed the intended cessation date of certain tenors of USD LIBOR to June 30, 2023. To ensure the relief in Topic 848 covers the period of time during which a significant number of modifications may take place, ASU 2022-06 defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. For all entities, the amendments in ASU 2022-06 are effective upon issuance. The Company adopted this ASU on December 21, 2022 on a prospective basis; therefore, there was no impact to its consolidated financial statements upon adoption.
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
4.    SECURITIES
The following tables present the amortized cost, gross unrealized gains and losses and estimated fair values for available for sale securities and the amortized cost, gross unrecognized gains and losses and estimated fair values for held to maturity securities as of the dates indicated:

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Available for sale:
Debt securities:
Asset-backed securities	$161,509	$—	$2,886	$—	$158,623
Collateralized loan obligations	393,027	31	8,999	—	384,059
Corporate bonds	159,769	3	14,817	—	144,955
Total debt securities	714,305	34	26,702	—	687,637

Mortgage-backed securities:
Residential pass-through securities (1)	557,294	8	107,146	—	450,156
Commercial pass-through securities (1)	165,596	—	17,035	—	148,561
Total mortgage-backed securities	722,890	8	124,181	—	598,717

Total securities available for sale	$1,437,195	$42	$150,883	$—	$1,286,354
___________________________
(1)Government-sponsored enterprises.

Index

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Available for sale:
Debt securities:
Obligations of state and political subdivisions	$28,485	$39	$89	$—	$28,435
Asset-backed securities	169,506	—	2,949	—	166,557
Collateralized loan obligations	315,693	—	7,880	—	307,813
Corporate bonds	159,871	175	6,649	—	153,397
Total debt securities	673,555	214	17,567	—	656,202

Mortgage-backed securities:
Collateralized mortgage obligations (1)	7,451	—	329	—	7,122
Residential pass-through securities (1)	595,337	45	80,624	—	514,758
Commercial pass-through securities (1)	185,781	1	19,771	—	166,011
Total mortgage-backed securities	788,569	46	100,724	—	687,891

Total securities available for sale	$1,462,124	$260	$118,291	$—	$1,344,093
___________________________
(1)Government-sponsored enterprises.

	December 31, 2022
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Held to maturity:
Debt securities:
Obligations of state and political subdivisions	$18,806	$—	$285	$—	$18,521
Total debt securities	18,806	—	285	—	18,521

Mortgage-backed securities:
Residential pass-through securities (1)	122,715	—	12,898	—	109,817
Commercial pass-through securities (1)	12,265	—	2,210	—	10,055
Total mortgage-backed securities	134,980	—	15,108	—	119,872

Total securities held to maturity	$153,786	$—	$15,393	$—	$138,393
___________________________
(1)Government-sponsored enterprises.

Index

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
___________________________
(1)Government-sponsored enterprises.
Excluding the balances of mortgage-backed securities, the following tables present the amortized cost and estimated fair values of debt securities available for sale and held to maturity, by contractual maturity, at December 31, 2022:

	December 31, 2022
	Amortized Cost	Fair Value
	(In Thousands)
Available for sale debt securities:
Due in one year or less	$—	$—
Due after one year through five years	11,865	11,783
Due after five years through ten years	342,467	326,847
Due after ten years	359,973	349,007
Total	$714,305	$687,637

	December 31, 2022
	Amortized Cost	Fair Value
	(In Thousands)
Held to maturity debt securities:
Due in one year or less	$4,160	$4,143
Due after one year through five years	12,946	12,713
Due after five years through ten years	1,700	1,665
Due after ten years	—	—
Total	$18,806	$18,521

Index
Sales of securities available for sale were as follows for the periods presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
	(In Thousands)
Available for sale securities sold:
Proceeds from sales of securities	$105,199	$—	$105,199	$—

Gross realized gains	$—	$—	$—	$—
Gross realized losses	(15,227)	—	(15,227)	—
Net loss on sales of securities	$(15,227)	$—	$(15,227)	$—
Gains resulting from calls of securities available for sale were as follows for the periods presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
	(In Thousands)
Available for sale securities called:
Gross realized gains	$—	$—	$—	$1
Gross realized losses	—	—	—	—
Net gain on calls of securities	$—	$—	$—	$1

The carrying value of securities pledged for borrowings at the FHLB and other institutions, and securities pledged for public funds and other purposes, were as follows as of the dates presented below:

	December 31, 2022	June 30, 2022
	(In Thousands)
Securities pledged:
Pledged for borrowings at the FHLB of New York	$—	$178,048
Pledged to secure public funds on deposit	397,855	357,841
Pledged for potential borrowings at the Federal Reserve Bank of New York	410,481	378,071
Total carrying value of securities pledged	$808,336	$913,960
The following tables present the gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that securities have been in a continuous unrealized loss position within the available for sale portfolio at December 31, 2022 and June 30, 2022:

	December 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale:
Asset-backed securities	$137,203	$2,406	$21,420	$480	15	$158,623	$2,886
Collateralized loan obligations	177,907	3,631	192,556	5,368	28	370,463	8,999
Corporate bonds	87,731	7,972	50,356	6,845	29	138,087	14,817
Commercial pass-through securities	93,772	4,262	54,789	12,773	12	148,561	17,035
Residential pass-through securities	50,897	5,161	398,511	101,985	106	449,408	107,146
Total	$547,510	$23,432	$717,632	$127,451	190	$1,265,142	$150,883

Index

	June 30, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale:
Obligations of state and political subdivisions	$11,310	$89	$—	$—	30	$11,310	$89
Asset-backed securities	161,303	2,928	5,254	21	15	166,557	2,949
Collateralized loan obligations	236,967	6,435	70,846	1,445	24	307,813	7,880
Corporate bonds	129,407	6,464	3,815	185	27	133,222	6,649
Collateralized mortgage obligations	7,122	329	—	—	6	7,122	329
Commercial pass-through securities	63,045	3,194	102,817	16,577	21	165,862	19,771
Residential pass-through securities	237,928	26,566	274,197	54,058	106	512,125	80,624
Total	$847,082	$46,005	$456,929	$72,286	229	$1,304,011	$118,291
The following table presents the gross unrecognized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that securities have been in a continuous unrecognized loss position within the held to maturity portfolio at December 31, 2022 and June 30, 2022:

	December 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Number of Securities	Fair Value	Unrecognized Losses
	(Dollars in Thousands)
Securities Held to Maturity:
Obligations of state and political subdivisions	$18,057	$285	$—	$—	36	$18,057	$285
Commercial pass-through securities	—	—	10,055	2,210	1	10,055	2,210
Residential pass-through securities	93,068	9,092	16,749	3,806	9	109,817	12,898

Total	$111,125	$9,377	$26,804	$6,016	46	$137,929	$15,393

	June 30, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Number of Securities	Fair Value	Unrecognized Losses
	(Dollars in Thousands)
Securities Held to Maturity:
Obligations of state and political subdivisions	$8,681	$78	$—	$—	15	$8,681	$78
Commercial pass-through securities	10,729	1,552	—	—	1	10,729	1,552
Residential pass-through securities	76,264	8,587	—	—	8	76,264	8,587

Total	$95,674	$10,217	$—	$—	24	$95,674	$10,217
Available for sale securities are evaluated to determine if a decline in fair value below the amortized cost basis has resulted from a credit loss or from other factors. An impairment related to credit factors would be recorded through an allowance for credit losses. The allowance is limited to the amount by which the security’s amortized cost basis exceeds the fair value. An impairment that has not been recorded through an allowance for credit losses shall be recorded through other comprehensive income, net of applicable taxes. Investment securities will be written down to fair value through the Consolidated Statement of Income if management intends to sell, or may be required to sell, the securities before they recover in value. The issuers of these securities continue to make timely principal and interest payments and none of these securities were past due or were placed in nonaccrual status at December 31, 2022. Management believes that the unrealized losses on these securities are a function of changes in market interest rates and credit spreads, not changes in credit quality. No allowance for credit losses was recorded at December 31, 2022 on available for sale securities.

Index
The sale of available for sale securities during the three months ended December 31, 2022 was part of a wholesale restructuring and the proceeds were reinvested in higher yielding securities. The Company was not required to sell these securities.
At December 31, 2022, the held to maturity securities portfolio consists of agency mortgage-backed securities and obligations of state and political subdivisions. The mortgage-backed securities are issued by U.S. government agencies and are implicitly guaranteed by the U.S. government. The obligations of state and political subdivisions in the portfolio are highly rated by major rating agencies and have a long history of no credit losses. The Company regularly monitors the obligations of state and political subdivisions sector of the market and reviews collectability including such factors as the financial condition of the issuers as well as credit ratings in effect as of the reporting period. No allowance for credit losses was recorded at December 31, 2022 on held to maturity securities.
5.    LOANS RECEIVABLE
The following table sets forth the composition of the Company’s loan portfolio at December 31, 2022 and June 30, 2022:

	December 31, 2022	June 30, 2022
	(In Thousands)
Commercial loans:
Multi-family mortgage	$2,851,721	$2,409,090
Nonresidential mortgage	1,017,341	1,019,838
Commercial business	177,530	176,807
Construction	186,663	140,131
Total commercial loans	4,233,255	3,745,866

One- to four-family residential mortgage	1,719,514	1,645,816

Consumer loans:
Home equity loans	45,690	42,028
Other consumer	2,648	2,866
Total consumer loans	48,338	44,894

Total loans	6,001,107	5,436,576

Unaccreted yield adjustments (1)	(16,974)	(18,731)

Total loans receivable, net of yield adjustments	$5,984,133	$5,417,845
___________________________
(1)At December 31, 2022, included a fair value adjustment to the carrying amount of hedged one- to four-family residential mortgage loans.
Past Due Loans
Past due status is based on the contractual payment terms of the loans. The following tables present the payment status of past due loans as of December 31, 2022 and June 30, 2022, by loan segment:

	Payment Status December 31, 2022
	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(In Thousands)
Multi-family mortgage	$—	$—	$7,663	$7,663	$2,844,058	$2,851,721
Nonresidential mortgage	204	—	5,696	5,900	1,011,441	1,017,341
Commercial business	204	—	265	469	177,061	177,530
Construction	—	—	—	—	186,663	186,663
One- to four-family residential mortgage	3,634	1,775	1,979	7,388	1,712,126	1,719,514
Home equity loans	151	4	23	178	45,512	45,690
Other consumer	—	—	—	—	2,648	2,648
Total loans	$4,193	$1,779	$15,626	$21,598	$5,979,509	$6,001,107

Index

	Payment Status June 30, 2022
	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(In Thousands)
Multi-family mortgage	$3,148	$3,056	$7,788	$13,992	$2,395,098	$2,409,090
Nonresidential mortgage	4,026	—	18,132	22,158	997,680	1,019,838
Commercial business	98	57	155	310	176,497	176,807
Construction	—	—	—	—	140,131	140,131
One- to four-family residential mortgage	1,525	253	3,455	5,233	1,640,583	1,645,816
Home equity loans	28	35	—	63	41,965	42,028
Other consumer	—	—	—	—	2,866	2,866
Total loans	$8,825	$3,401	$29,530	$41,756	$5,394,820	$5,436,576
Nonperforming Loans
Loans are generally placed on nonaccrual status when contractual payments become 90 or more days past due or when the Company does not expect to receive all principal and interest payments owed substantially in accordance with the terms of the loan agreement, regardless of past due status. Loans that become 90 days past due, but are well secured and in the process of collection, may remain on accrual status. Nonaccrual loans are generally returned to accrual status when all payments due are brought current and the Company expects to receive all remaining principal and interest payments owed substantially in accordance with the terms of the loan agreement. Payments received in cash on nonaccrual loans, including both the principal and interest portions of those payments, are generally applied to reduce the carrying value of the loan. The Company did not recognize interest income on non-accrual loans during the six months ended December 31, 2022 and 2021.
The following tables present information relating to the Company’s nonperforming loans as of December 31, 2022 and June 30, 2022:

	Performance Status December 31, 2022
	90 Days and Over Past Due Accruing	Nonaccrual Loans with Allowance for Credit Losses	Nonaccrual Loans with no Allowance for Credit Losses	Total Nonperforming	Performing	Total
	(In Thousands)
Multi-family mortgage	$—	$7,890	$8,381	$16,271	$2,835,450	$2,851,721
Nonresidential mortgage	—	12,187	5,696	17,883	999,458	1,017,341
Commercial business	—	262	10	272	177,258	177,530
Construction	—	—	—	—	186,663	186,663
One- to four-family residential mortgage	—	2,916	3,121	6,037	1,713,477	1,719,514
Home equity loans	—	—	86	86	45,604	45,690
Other consumer	—	—	—	—	2,648	2,648
Total loans	$—	$23,255	$17,294	$40,549	$5,960,558	$6,001,107

Index

	Performance Status June 30, 2022
	90 Days and Over Past Due Accruing	Nonaccrual Loans with Allowance for Credit Losses	Nonaccrual Loans with no Allowance for Credit Losses	Total Nonperforming	Performing	Total
	(In Thousands)
Multi-family mortgage	$—	$8,367	$18,286	$26,653	$2,382,437	$2,409,090
Nonresidential mortgage	—	12,602	19,292	31,894	987,944	1,019,838
Commercial business	—	212	81	293	176,514	176,807
Construction	—	—	1,561	1,561	138,570	140,131
One- to four-family residential mortgage	—	3,543	4,946	8,489	1,637,327	1,645,816
Home equity loans	—	302	1,129	1,431	40,597	42,028
Other consumer	—	—	—	—	2,866	2,866
Total loans	$—	$25,026	$45,295	$70,321	$5,366,255	$5,436,576
Troubled Debt Restructurings (“TDRs”)
TDRs are loans where the Company has modified the contractual terms of the loan as a result of the financial condition of the borrower. Subsequent to their modification, TDRs are placed on non-accrual until such time as satisfactory payment performance has been demonstrated, at which time the loan may be returned to accrual status. On a case-by-case basis, the Company may agree to modify the contractual terms of a loan to assist a borrower who may be experiencing financial difficulty, as well as to preserve the Company’s position in the loan. If the borrower is experiencing financial difficulties and a concession has been made at the time of such modification, the loan is classified as a TDR. The Company had TDRs totaling $18.4 million and $22.2 million as of December 31, 2022 and June 30, 2022, respectively. The allowance for credit losses associated with the TDRs presented in the tables below totaled $331,000 and $365,000 as of December 31, 2022 and June 30, 2022, respectively. As of December 31, 2022, the Company had commitments to lend additional funds totaling $69,000 to borrowers whose loans had been restructured in a TDR.
The following tables present total TDR loans at December 31, 2022 and June 30, 2022:

	December 31, 2022
	Accrual		Non-accrual		Total
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(Dollars In Thousands)
Commercial loans:
Multi-family mortgage	—	$—	2	$5,539	2	$5,539
Nonresidential mortgage	3	184	1	390	4	574
Commercial business	4	3,529	1	7	5	3,536
Total commercial loans	7	3,713	4	5,936	11	9,649

One- to four-family residential mortgage	35	6,394	11	1,921	46	8,315

Consumer loans:
Home equity loans	5	374	1	35	6	409
Total	47	$10,481	16	$7,892	63	$18,373

Index

	June 30, 2022
	Accrual		Non-accrual		Total
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(Dollars In Thousands)
Commercial loans:
Multi-family mortgage	—	$—	2	$5,626	2	$5,626
Nonresidential mortgage	4	389	2	1,565	6	1,954
Commercial business	5	3,631	2	82	7	3,713
Construction	—	—	1	1,561	1	1,561
Total commercial loans	9	4,020	7	8,834	16	12,854

One- to four-family residential mortgage	29	4,488	16	3,314	45	7,802

Consumer loans:
Home equity loans	5	164	2	1,364	7	1,528
Total	43	$8,672	25	$13,512	68	$22,184
The following tables present information regarding TDRs that occurred during the three months and six months ended December 31, 2022 and 2021:

	Three Months Ended December 31, 2022			Three Months Ended December 31, 2021
	# of Loans	Pre- modification Recorded Investment	Post- modification Recorded Investment	# of Loans	Pre- modification Recorded Investment	Post- modification Recorded Investment
	(Dollars In Thousands)
Commercial business	1	$7	$7	—	$—	$—
One- to four-family residential mortgage	1	273	270	2	261	261
Total	2	$280	$277	2	$261	$261

	Six Months Ended December 31, 2022			Six Months Ended December 31, 2021
	# of Loans	Pre- modification Recorded Investment	Post- modification Recorded Investment	# of Loans	Pre- modification Recorded Investment	Post- modification Recorded Investment
	(Dollars In Thousands)
Multi-family mortgage	—	$—	$—	1	$2,987	$2,972
Commercial business	1	7	7	—	—	—
One- to four-family residential mortgage	2	708	705	2	261	261
Home equity loans	1	35	35	—	—	—
Total	4	$750	$747	3	$3,248	$3,233

During the three months and six months ended December 31, 2022, there were charge-offs of $5,000 and $15,000, respectively, related to TDRs. During the three months and six months ended December 31, 2021, there were no charge-offs related to TDRs. During the three months and six months ended December 31, 2022, there were two TDR defaults totaling $170,000. During the three months and six months ended December 31, 2021, there were no defaults of TDRs.
Loan modifications generally involve a reduction in interest rates and/or extension of maturity dates and also may include step up interest rates in their modified terms which will impact their weighted average yield in the future. The loans which qualified as TDRs during the three months and six months ended December 31, 2022 and 2021, capitalized prior past due amounts and modified the repayment terms.

Index
Individually Analyzed Loans
Individually analyzed loans include loans which do not share similar risk characteristics with other loans. TDRs will generally be evaluated for individual impairment, however, after a period of sustained repayment performance which permits the credit to be returned to accrual status, a TDR would generally be removed from individual impairment analysis and returned to its corresponding pool. As of December 31, 2022, the carrying value of individually analyzed loans, including loans acquired with deteriorated credit quality that were individually analyzed, totaled $40.5 million, of which $36.9 million were considered collateral dependent.
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
The following table presents the carrying value and related allowance of collateral dependent individually analyzed loans at the dates indicated:

	December 31, 2022		June 30, 2022
	Carrying Value	Related Allowance	Carrying Value	Related Allowance
	(In Thousands)
Commercial loans:
Multi-family mortgage	$16,271	$352	$26,653	$849
Nonresidential mortgage (1)	17,529	2,392	30,733	2,696
Construction	—	—	1,561	—
Total commercial loans	33,800	2,744	58,947	3,545

One- to four-family residential mortgage (2)	3,082	26	4,305	77

Consumer loans:
Home equity loans (2)	—	—	35	—

Total	$36,882	$2,770	$63,287	$3,622
___________________________
(1)Secured by income-producing nonresidential property.
(2)Secured by one- to four-family residential properties.
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

Index
The following table presents the risk category of loans as of December 31, 2022 by loan segment and vintage year:

	Term Loans by Origination Year for Fiscal Years ended June 30,
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
	(In Thousands)
Multi-family mortgage:
Pass	$593,864	$957,401	$246,580	$202,298	$246,991	$562,005	$—	$2,809,139
Special Mention	—	—	—	—	6,091	7,445	—	13,536
Substandard	—	—	—	—	9,545	19,501	—	29,046
Doubtful	—	—	—	—	—	—	—	—
Total multi-family mortgage	593,864	957,401	246,580	202,298	262,627	588,951	—	2,851,721
Nonresidential mortgage:
Pass	96,016	229,684	85,982	53,084	59,951	462,184	6,000	992,901
Special Mention	—	—	—	—	—	579	—	579
Substandard	—	—	714	—	931	22,216	—	23,861
Doubtful	—	—	—	—	—	—	—	—
Total nonresidential mortgage	96,016	229,684	86,696	53,084	60,882	484,979	6,000	1,017,341
Commercial business:
Pass	11,522	37,850	35,453	9,529	2,540	9,968	65,504	172,366
Special Mention	—	—	—	55	180	2,898	—	3,133
Substandard	—	—	35	473	48	1,371	104	2,031
Doubtful	—	—	—	—	—	—	—	—
Total commercial business	11,522	37,850	35,488	10,057	2,768	14,237	65,608	177,530
Construction loans:
Pass	13,628	27,363	117,830	11,854	3,000	7,253	5,735	186,663
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total construction loans	13,628	27,363	117,830	11,854	3,000	7,253	5,735	186,663
Residential mortgage:
Pass	151,323	463,800	506,856	83,231	47,554	453,552	—	1,706,316
Special Mention	—	—	—	—	1,184	493	—	1,677
Substandard	—	270	—	—	82	11,169	—	11,521
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage	151,323	464,070	506,856	83,231	48,820	465,214	—	1,719,514
Home equity loans:
Pass	7,560	2,794	658	1,439	2,665	8,221	21,752	45,089
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	116	358	127	601
Doubtful	—	—	—	—	—	—	—	—
Total home equity loans	7,560	2,794	658	1,439	2,781	8,579	21,879	45,690
Other consumer loans
Pass	232	287	171	457	335	1,041	41	2,564
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	84	84
Other consumer loans	232	287	171	457	335	1,041	125	2,648
Total loans	$874,145	$1,719,449	$994,279	$362,420	$381,213	$1,570,254	$99,347	$6,001,107

Index
The following table presents the risk category of loans as of June 30, 2022 by loan segment and vintage year:

	Term Loans by Origination Year for Fiscal Years ended June 30,
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
	(In Thousands)
Multi-family mortgage:
Pass	$963,263	$250,385	$211,101	$264,174	$248,058	$438,642	$—	$2,375,623
Special Mention	—	—	—	—	—	6,814	—	6,814
Substandard	—	—	—	9,821	5,935	10,897	—	26,653
Doubtful	—	—	—	—	—	—	—	—
Total multi-family mortgage	963,263	250,385	211,101	273,995	253,993	456,353	—	2,409,090
Nonresidential mortgage:
Pass	231,777	87,309	53,983	60,714	49,285	491,849	6,052	980,969
Special Mention	—	—	—	—	—	591	—	591
Substandard	—	720	—	933	4,026	32,599	—	38,278
Doubtful	—	—	—	—	—	—	—	—
Total nonresidential mortgage	231,777	88,029	53,983	61,647	53,311	525,039	6,052	1,019,838
Commercial business:
Pass	46,888	38,791	12,155	3,581	4,861	6,455	58,662	171,393
Special Mention	—	—	62	186	2,173	873	215	3,509
Substandard	—	38	319	—	1,347	61	58	1,823
Doubtful	—	—	—	—	—	80	2	82
Total commercial business	46,888	38,829	12,536	3,767	8,381	7,469	58,937	176,807
Construction loans:
Pass	16,407	95,526	10,337	3,039	6,509	1,017	5,735	138,570
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,561	—	1,561
Doubtful	—	—	—	—	—	—	—	—
Total construction loans	16,407	95,526	10,337	3,039	6,509	2,578	5,735	140,131
Residential mortgage:
Pass	472,160	524,163	88,645	49,316	55,139	442,517	374	1,632,314
Special Mention	—	—	—	1,205	—	621	—	1,826
Substandard	—	—	—	83	—	11,593	—	11,676
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage	472,160	524,163	88,645	50,604	55,139	454,731	374	1,645,816
Home equity loans:
Pass	3,197	692	1,681	3,117	2,027	7,321	22,334	40,369
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	120	—	1,539	—	1,659
Doubtful	—	—	—	—	—	—	—	—
Total home equity loans	3,197	692	1,681	3,237	2,027	8,860	22,334	42,028
Other consumer loans
Pass	442	308	471	375	258	895	34	2,783
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	83	83
Other consumer loans	442	308	471	375	258	895	117	2,866
Total loans	$1,734,134	$997,932	$378,754	$396,664	$379,618	$1,455,925	$93,549	$5,436,576

Index
Mortgage Loans in Foreclosure
The Company may obtain physical possession of one- to four-family real estate collateralizing a residential mortgage loan or nonresidential real estate collateralizing a nonresidential mortgage loan via foreclosure or through an in-substance repossession. As of December 31, 2022, the Company held two single-family properties with an aggregate carrying value of $454,000 and one nonresidential property with a carrying value of $13.0 million in other real estate owned that were acquired through foreclosure on residential mortgage loans and a nonresidential mortgage loan, respectively. As of that same date, the Company held five residential mortgage loans with aggregate carrying values totaling $951,000 and six commercial mortgage loans with aggregate carrying values totaling $9.3 million which were in the process of foreclosure. As of June 30, 2022, the Company held one single-family property in other real estate owned with an aggregate carrying value of $178,000 that was acquired through a foreclosure on a residential mortgage loan. As of that same date, the Company held seven residential mortgage loans with aggregate carrying values totaling $1.5 million which were in the process of foreclosure.
6.    ALLOWANCE FOR CREDIT LOSSES
Allowance for Credit Losses on Loans Receivable
The following tables present the balance of the allowance for credit losses at December 31, 2022 and June 30, 2022. The balance of the allowance for credit losses is based on an expected loss methodology, referred to as the “CECL” methodology. The tables identify the valuation allowances attributable to specifically identified impairments on individually analyzed loans, including those acquired with deteriorated credit quality, as well as valuation allowances for impairments on loans collectively evaluated. The tables include the underlying balance of loans receivable applicable to each category as of those dates.

	Allowance for Credit Losses December 31, 2022
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total allowance for credit losses
	(In Thousands)
Multi-family mortgage	$—	$—	$352	$27,146	$27,498
Nonresidential mortgage	—	80	2,392	6,121	8,593
Commercial business	—	5	17	1,797	1,819
Construction	—	—	—	1,201	1,201
One- to four-family residential mortgage	22	161	68	9,104	9,355
Home equity loans	—	—	—	339	339
Other consumer	—	—	—	72	72
Total loans	$22	$246	$2,829	$45,780	$48,877

	Balance of Loans Receivable December 31, 2022
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total loans
	(In Thousands)
Multi-family mortgage	$—	$—	$16,271	$2,835,450	$2,851,721
Nonresidential mortgage	353	3,696	17,530	995,762	1,017,341
Commercial business	—	3,964	272	173,294	177,530
Construction	—	5,735	—	180,928	186,663
One- to four-family residential mortgage	385	5,019	5,652	1,708,458	1,719,514
Home equity loans	25	55	61	45,549	45,690
Other consumer	—	—	—	2,648	2,648
Total loans	$763	$18,469	$39,786	$5,942,089	$6,001,107
Unaccreted yield adjustments					(16,974)
Loans receivable, net of yield adjustments					$5,984,133

Index

	Allowance for Credit Losses June 30, 2022
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total allowance for credit losses
	(In Thousands)
Multi-family mortgage	$—	$—	$849	$24,472	$25,321
Nonresidential mortgage	—	73	2,696	7,821	10,590
Commercial business	—	9	16	1,767	1,792
Construction	—	—	—	1,486	1,486
One- to four-family residential mortgage	—	229	148	7,163	7,540
Home equity loans	26	—	—	219	245
Other consumer	—	—	—	84	84
Total loans	$26	$311	$3,709	$43,012	$47,058

	Balance of Loans Receivable June 30, 2022
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total loans
	(In Thousands)
Multi-family mortgage	$—	$—	$26,653	$2,382,437	$2,409,090
Nonresidential mortgage	377	5,033	31,517	982,911	1,019,838
Commercial business	—	1,267	293	175,247	176,807
Construction	—	5,735	1,561	132,835	140,131
One- to four-family residential mortgage	87	6,460	8,402	1,630,867	1,645,816
Home equity loans	329	58	1,102	40,539	42,028
Other consumer	—	—	—	2,866	2,866
Total loans	$793	$18,553	$69,528	$5,347,702	$5,436,576
Unaccreted yield adjustments					(18,731)
Loans receivable, net of yield adjustments					$5,417,845
The following tables present the activity in the allowance for credit losses on loans for the three months and six months ended December 31, 2022 and 2021.

	Changes in the Allowance for Credit Losses Three Months Ended December 31, 2022
	Balance at September 30, 2022	Charge-offs	Recoveries	Provision for (reversal of) credit losses	Balance at December 31, 2022
	(In Thousands)
Multi-family mortgage	$26,246	$(395)	$—	$1,647	$27,498
Nonresidential mortgage	9,152	(5)	—	(554)	8,593
Commercial business	1,972	(15)	5	(143)	1,819
Construction	1,120	—	—	81	1,201
One- to four-family residential mortgage	8,801	—	—	554	9,355
Home equity loans	244	—	—	95	339
Other consumer	78	—	3	(9)	72
Total loans	$47,613	$(415)	$8	$1,671	$48,877

Index

	Changes in the Allowance for Credit Losses Six Months Ended December 31, 2022
	Balance at June 30, 2022	Charge-offs	Recoveries	Provision for (reversal of) credit losses	Balance at December 31, 2022
	(In Thousands)
Multi-family mortgage	$25,321	$(395)	$—	$2,572	$27,498
Nonresidential mortgage	10,590	(15)	—	(1,982)	8,593
Commercial business	1,792	(133)	17	143	1,819
Construction	1,486	—	—	(285)	1,201
One- to four-family residential mortgage	7,540	—	—	1,815	9,355
Home equity loans	245	—	—	94	339
Other consumer	84	—	4	(16)	72
Total loans	$47,058	$(543)	$21	$2,341	$48,877

	Changes in the Allowance for Credit Losses Three Months Ended December 31, 2021
	Balance at September 30, 2021	Charge-offs	Recoveries	Provision for (reversal of) credit losses	Balance at December 31, 2021
	(In Thousands)
Multi-family mortgage	$24,982	$—	$—	$813	$25,795
Nonresidential mortgage	13,845	(1,284)	—	(2,483)	10,078
Commercial business	1,994	(15)	4	(80)	1,903
Construction	1,430	—	—	11	1,441
One- to four-family residential mortgage	9,129	—	145	(673)	8,601
Home equity loans	318	—	1	(11)	308
Other consumer	87	—	—	3	90
Total loans	$51,785	$(1,299)	$150	$(2,420)	$48,216

	Changes in the Allowance for Credit Losses Six Months Ended December 31, 2021
	Balance at June 30, 2021	Charge-offs	Recoveries	(Reversal of) provision for credit losses	Balance at December 31, 2021
	(In Thousands)
Multi-family mortgage	$28,450	$(104)	$—	$(2,551)	$25,795
Nonresidential mortgage	16,243	(2,097)	—	(4,068)	10,078
Commercial business	2,086	(175)	101	(109)	1,903
Construction	1,170	—	—	271	1,441
One- to four-family residential mortgage	9,747	—	147	(1,293)	8,601
Home equity loans	433	—	1	(126)	308
Other consumer	36	(2)	—	56	90
Total loans	$58,165	$(2,378)	$249	$(7,820)	$48,216

Allowance for Credit Losses on Off Balance Sheet Commitments
The following table presents the activity in the allowance for credit losses on off balance sheet commitments recorded in other non-interest expense for the three months and six months ended December 31, 2022 and 2021:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
	(In Thousands)		(In Thousands)
Balance at beginning of the period	$753	$1,584	$1,041	$1,708
Provision for (reversal of) credit losses	66	(436)	(222)	(560)
Balance at end of the period	$819	$1,148	$819	$1,148

Index
7.    DEPOSITS
Deposits at December 31, 2022 and June 30, 2022 are summarized as follows:

	December 31, 2022	June 30, 2022
	(In Thousands)
Non-interest-bearing demand	$650,950	$653,899
Interest-bearing demand	2,316,485	2,265,597
Savings	901,514	1,053,198
Certificates of deposits	2,102,422	1,889,562
Total deposits	$5,971,371	$5,862,256
8.    BORROWINGS
Borrowings at December 31, 2022 and June 30, 2022 consisted of the following:

	December 31, 2022	June 30, 2022
	(In Thousands)
FHLB advances	$1,256,573	$651,337
Overnight borrowings (1)	127,000	250,000
Total borrowings	$1,383,573	$901,337
___________________________
(1)At December 31, 2022 and June 30, 2022, represents FHLB overnight line of credit borrowings.
Fixed rate advances from the FHLB of New York mature as follows:

	December 31, 2022		June 30, 2022
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars in Thousands)
By remaining period to maturity:
Less than one year	$1,125,000	4.64%	$520,000	2.04%
One to two years	103,500	2.65	22,500	2.63
Two to three years	29,000	2.77	103,500	2.68
Three to four years	—	—	6,500	2.82
Four to five years	—	—	—	—
Greater than five years	—	—	—	—
Total advances	1,257,500	4.43%	652,500	2.17%
Unamortized fair value adjustments	(927)		(1,163)
Total advances, net of fair value adjustments	$1,256,573		$651,337
At December 31, 2022, FHLB advances and overnight line of credit borrowings were collateralized by the FHLB capital stock owned by the Bank and mortgage loans with carrying values totaling approximately $4.38 billion. At June 30, 2022, FHLB advances and overnight line of credit borrowings were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $3.58 billion and $178.0 million, respectively.

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
Fair Values of Derivative Instruments on the Statement of Financial Condition
The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Statements of Financial Condition as of December 31, 2022 and June 30, 2022:

	December 31, 2022
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$63,617	Other liabilities	$2,500
Total		$63,617		$2,500

	June 30, 2022
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$41,223	Other liabilities	$—
Total		$41,223		$—
Cash Flow Hedges of Interest Rate Risk
The Company’s uses derivatives to add stability to interest expense and interest income and to manage its exposure to interest rate movements. The Company has entered into interest rate swaps, interest rate caps and an interest rate floor as part of its interest rate risk management strategy. These interest rate products are designated as cash flow hedges. As of December 31, 2022, the Company had a total of 12 interest rate swaps and caps with a total notional amount of $1.33 billion hedging specific wholesale funding and one interest rate floor with a notional amount of $100.0 million hedging floating-rate available for sale securities.
For derivatives designated as cash flow hedges, the gain or loss on the derivative is recorded in other comprehensive income (loss), net of tax, and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.
For cash flow hedges on the Company’s wholesale funding positions, amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s hedged variable rate wholesale funding positions. During the three months and six months ended December 31, 2022, the Company reclassified $4.1 million and $5.7 million, respectively, as a reduction in interest expense. During the next twelve months, the Company estimates that $28.2 million will be reclassified as a reduction in interest expense.
For cash flow hedges on the Company’s assets, amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest income as interest payments are received on the Company’s hedged variable rate assets. During the three months and six months ended December 31, 2022, the Company did not reclassify any amount to interest income. During the next twelve months, the Company estimates that $81,000 will be reclassified as additional interest income.

Index
The table below presents the pre-tax effects of the Company’s derivative instruments designated as cash flow hedges on the Consolidated Statements of Income for the three months and six months ended December 31, 2022 and 2021:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
	(In Thousands)
Amount of (loss) gain recognized in other comprehensive income	$(2,183)	$5,110	$19,987	$5,264
Amount of gain (loss) reclassified from accumulated other comprehensive income to interest expense	4,104	(1,506)	5,724	(3,003)
Fair Value Hedges of Interest Rate Risk
The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. Such derivatives are used to hedge the changes in fair value of certain of its pools of fixed rate assets. As of December 31, 2022, the Company had three interest rate swaps with a notional amount of $500.0 million hedging fixed-rate residential mortgage loans.
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivatives as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.
The table below presents the effects of the Company’s derivative instruments designated as fair value hedges on the Consolidated Statements of Income for the three months and six months ended December 31, 2022. There were no fair value hedges for the three months and six months ended December 31, 2021:

	Three Months Ended December 31,	Six Months Ended December 31,
	2022	2022
	(In Thousands)
Loss on hedged items recorded in interest income on loans	$(995)	$(5,028)
Gain on hedge recorded in interest income on loans	1,183	5,110
As of December 31, 2022, the following amounts were recorded on the Statement of Financial Condition related to cumulative basis adjustment for fair value hedges. There were no fair value hedges at June 30, 2022:

December 31, 2022
(In Thousands)
Loans receivable:
Carrying amount of the hedged assets(1)	$494,972
Fair value hedging adjustment included in the carrying amount of the hedged assets	(5,028)
___________________________________
(1)This amount includes the amortized cost basis of the closed portfolios of loans receivable used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At December 31, 2022, the amortized cost basis of the closed portfolios used in these hedging relationships was $852.4 million.

Index
Offsetting Derivatives
The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives in the Consolidated Statements of Financial Condition as of December 31, 2022 and June 30, 2022, respectively. The net amounts presented for derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Statements of Financial Condition.

	December 31, 2022
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount
	(In Thousands)
Assets:
Interest rate contracts	$64,641	$(1,024)	$63,617	$—	$—	$63,617
Total	$64,641	$(1,024)	$63,617	$—	$—	$63,617

Liabilities:
Interest rate contracts	$3,524	$(1,024)	$2,500	$—	$(2,500)	$—
Total	$3,524	$(1,024)	$2,500	$—	$(2,500)	$—

	June 30, 2022
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount
	(In Thousands)
Assets:
Interest rate contracts	$41,223	$—	$41,223	$—	$—	$41,223
Total	$41,223	$—	$41,223	$—	$—	$41,223
Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations and could be required to terminate its derivative positions with the counterparty. The Company also has agreements with its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well-capitalized institution, then the Company could be required to terminate its derivative positions with the counterparty. At December 31, 2022, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to those agreements was $2.9 million. As required under the enforceable master netting arrangement with its derivatives counterparties, at December 31, 2022, the Company posted financial collateral of $2.5 million that was not included as an offsetting amount.
In addition to the derivative instruments noted above, the Company’s pipeline of loans held for sale at December 31, 2022 and June 30, 2022, included $10.2 million and $20.3 million, respectively, of in process loans whose terms included interest rate locks to borrowers, which are considered free-standing derivative instruments whose fair values are not material to the Company’s financial condition or results of operations.

Index
10.    BENEFIT PLANS
Components of Net Periodic Expense
The following table sets forth the aggregate net periodic benefit expense for the Bank’s Benefit Equalization Plan, Postretirement Welfare Plan, Directors’ Consultation and Retirement Plan, Atlas Bank Retirement Income Plan and Supplemental Executive Retirement Plan:

	Three Months Ended December 31,		Six Months Ended December 31,		Affected Line Item in the Consolidated Statements of Income
	2022	2021	2022	2021
	(In Thousands)
Service cost	$117	$138	$234	$276	Salaries and employee benefits
Interest cost	96	69	192	138	Other expense
(Accretion) amortization of unrecognized (gain) loss	(6)	20	(12)	40	Other expense
Expected return on assets	(25)	(28)	(50)	(56)	Other expense
Net periodic benefit cost	$182	$199	$364	$398
2021 Equity Incentive Plan
During the six months ended December 31, 2022, the Company granted 323,218 restricted stock units (“RSUs”) comprised of 238,121 service-based RSUs and 85,097 performance-based RSUs. The service-based RSUs will vest in three tranches over a period of three years and the performance-based RSUs will cliff vest upon the achievement of performance measures over the three-year period ending June 30, 2025. The number of performance-based RSUs that will vest, if any, will depend on whether, and to what extent, the performance measures are achieved. Common stock will be issued from authorized shares upon the vesting of the RSUs.
11.    INCOME TAXES
The following table presents a reconciliation between the reported income taxes for the periods presented and the income taxes which would be computed by applying the federal income tax rate of 21% to income for the three months and six months ended December 31, 2022 and 2021:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
	(Dollars in Thousands)		(Dollars in Thousands)
Income before income taxes	$1,984	$25,570	$23,774	$52,557
Statutory federal tax rate	21%	21%	21%	21%
Federal income tax expense at statutory rate	$417	$5,370	$4,993	$11,037
(Reduction) increase in income taxes resulting from:
Tax exempt interest	(46)	(68)	(105)	(138)
State tax, net of federal tax effect	(124)	1,990	1,296	4,118
Incentive stock option compensation expense	3	16	6	39
Income from bank-owned life insurance	(362)	(328)	(1,137)	(656)
Other items, net	145	(179)	235	(327)
Total income tax expense	$33	$6,801	$5,288	$14,073
Effective income tax rate	1.66%	26.60%	22.24%	26.78%

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
Assets Measured on a Recurring Basis:
The following methods and significant assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at December 31, 2022 and June 30, 2022:
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
Derivatives
The Company has contracted with a third party vendor to provide periodic valuations for its interest rate derivatives to determine the fair value of its interest rate contracts. The vendor utilizes standard valuation methodologies applicable to interest rate derivatives such as discounted cash flow analysis and extensions of the Black-Scholes model. Such valuations are based upon readily observable market data and are therefore considered Level 2 valuations by the Company.

Index
Those assets measured at fair value on a recurring basis are summarized below:

	December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Debt securities available for sale:
Asset-backed securities	$—	$158,623	$—	$158,623
Collateralized loan obligations	—	384,059	—	384,059
Corporate bonds	—	144,955	—	144,955
Total debt securities	—	687,637	—	687,637

Mortgage-backed securities available for sale:
Residential pass-through securities	—	450,156	—	450,156
Commercial pass-through securities	—	148,561	—	148,561
Total mortgage-backed securities	—	598,717	—	598,717
Total securities available for sale	$—	$1,286,354	$—	$1,286,354

Interest rate contracts	$—	$63,617	$—	$63,617

Total assets	$—	$1,349,971	$—	$1,349,971

Liabilities:
Interest rate contracts	$—	$2,500	$—	$2,500
Total liabilities	$—	$2,500	$—	$2,500

Index

	June 30, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Debt securities available for sale:
Obligations of state and political subdivisions	$—	$28,435	$—	$28,435
Asset-backed securities	—	166,557	—	166,557
Collateralized loan obligations	—	307,813	—	307,813
Corporate bonds	—	153,397	—	153,397
Total debt securities	—	656,202	—	656,202

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	—	7,122	—	7,122
Residential pass-through securities	—	514,758	—	514,758
Commercial pass-through securities	—	166,011	—	166,011
Total mortgage-backed securities	—	687,891	—	687,891
Total securities available for sale	$—	$1,344,093	$—	$1,344,093

Interest rate contracts	$—	$41,223	$—	$41,223

Total assets	$—	$1,385,316	$—	$1,385,316
Assets Measured on a Non-Recurring Basis:
The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a non-recurring basis at December 31, 2022 and June 30, 2022:
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
Other Real Estate Owned
Other real estate owned is recorded at estimated fair value, less estimated selling costs when acquired, thus establishing a new cost basis. Fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for credit losses. If further declines in the estimated fair value of the asset occur, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. Other real estate owned is considered a Level 3 valuation by the Company.

Index
Those assets measured at fair value on a non-recurring basis are summarized below:

	December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Collateral dependent loans:
Residential mortgage	$—	$—	$2,030	$2,030
Multi-family mortgage	—	—	7,538	7,538
Nonresidential mortgage	—	—	10,975	10,975
Total	$—	$—	$20,543	$20,543

Other real estate owned, net:
Residential	$—	$—	$454	$454
Nonresidential	—	—	12,956	12,956
Total	$—	$—	$13,410	$13,410

	June 30, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Collateral dependent loans:
Residential mortgage	$—	$—	$2,035	$2,035
Multi-family mortgage	—	—	7,517	7,517
Nonresidential mortgage	—	—	11,479	11,479
Total	$—	$—	$21,031	$21,031

Other real estate owned, net:
Residential	$—	$—	$178	$178
Total	$—	$—	$178	$178

Index
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value:

	December 31, 2022
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(Dollars in Thousands)
Collateral dependent loans:
Residential mortgage	$2,030	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	7% - 10%	9.14%
Multi-family mortgage	7,538	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	10% - 12%	10.93%
Nonresidential mortgage	10,975	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	9% - 19%	13.95%
Total	$20,543

Other real estate owned, net:
Residential	$454	Market valuation of underlying collateral	(3)	Adjustments to reflect current conditions/selling costs	(2)	6.00%	6.00%
Nonresidential	12,956	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	4.00%	4.00%
Total	$13,410

	June 30, 2022
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(Dollars in Thousands)
Collateral dependent loans:
Residential mortgage	$2,035	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	7% - 10%	8.97%
Multi-family mortgage	7,517	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	10% - 12%	11.06%
Nonresidential mortgage	11,479	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	9% - 18%	12.72%
Total	$21,031

Other real estate owned, net:
Residential	$178	Market valuation of underlying collateral	(3)	Adjustments to reflect current conditions/selling costs	(2)	6.00%	6.00%
Total	$178
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
At December 31, 2022, collateral dependent loans valued using Level 3 inputs comprised loans with principal balance totaling $23.3 million and valuation allowance of $2.8 million reflecting an aggregate fair value of $20.5 million. By comparison, at June 30, 2022, collateral dependent loans valued using Level 3 inputs comprised loans with principal balance totaling $24.6 million and valuation allowance of $3.6 million reflecting an aggregate fair value of $21.0 million.
Once a loan is foreclosed, the fair value of the other real estate owned continues to be evaluated based upon the fair value of the repossessed real estate originally securing the loan. At December 31, 2022 and June 30, 2022, the Company held other real estate owned totaling $13.4 million and $178,000, respectively, whose carrying value was written down utilizing Level 3 inputs.

Index
The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2022 and June 30, 2022:

	December 31, 2022
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$75,660	$75,660	$75,660	$—	$—
Investment securities available for sale	1,286,354	1,286,354	—	1,286,354	—
Investment securities held to maturity	153,786	138,393	—	138,393	—
Loans held-for-sale	12,940	12,975	—	12,975	—
Net loans receivable	5,935,256	5,540,440	—	—	5,540,440
FHLB Stock	69,022	—	—	—	—
Interest receivable	27,368	27,368	10	8,369	18,989
Interest rate contracts	63,617	63,617	—	63,617	—

Financial liabilities:
Deposits other than certificates of deposits	3,868,949	3,868,949	3,868,949	—	—
Certificates of deposits	2,102,422	2,060,954	—	—	2,060,954
Borrowings	1,383,573	1,379,640	—	—	1,379,640
Interest payable on deposits	4,937	4,937	1,506	—	3,431
Interest payable on borrowings	3,664	3,664	—	—	3,664
Interest rate contracts	2,500	2,500	—	2,500	—

Index

	June 30, 2022
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$101,615	$101,615	$101,615	$—	$—
Investment securities available for sale	1,344,093	1,344,093	—	1,344,093	—
Investment securities held to maturity	118,291	108,118	—	108,118	—
Loans held-for-sale	28,874	28,831	—	28,831	—
Net loans receivable	5,370,787	5,215,079	—	—	5,215,079
FHLB Stock	47,144	—	—	—	—
Interest receivable	20,466	20,466	2	5,210	15,254
Interest rate contracts	41,223	41,223	—	41,223	—

Financial liabilities:
Deposits other than certificates of deposits	3,972,694	3,972,694	3,972,694	—	—
Certificates of deposits	1,889,562	1,866,341	—	—	1,866,341
Borrowings	901,337	900,505	—	—	900,505
Interest payable on deposits	722	722	147	—	575
Interest payable on borrowings	1,611	1,611	—	—	1,611
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

Index
13.    COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive loss included in stockholders’ equity at December 31, 2022 and June 30, 2022 are as follows:

	December 31, 2022	June 30, 2022
	(In Thousands)
Net unrealized loss on securities available for sale	$(150,841)	$(118,031)
Tax effect	43,523	34,104
Net of tax amount	(107,318)	(83,927)

Fair value adjustments on derivatives	54,068	39,805
Tax effect	(15,680)	(11,542)
Net of tax amount	38,388	28,263

Benefit plan adjustments	(128)	(89)
Tax effect	37	26
Net of tax amount	(91)	(63)

Total accumulated other comprehensive loss	$(69,021)	$(55,727)
Other comprehensive loss and related tax effects for the three months and six months ended December 31, 2022 and 2021 are presented in the following table:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
	(In Thousands)
Net unrealized holding gain (loss) on securities available for sale	$1,328	$(7,700)	$(48,037)	$(14,746)

Net realized loss (gain) on sale and call of securities available for sale (1)	15,227	—	15,227	(1)

Fair value adjustments on derivatives	(6,287)	6,616	14,263	8,267

Benefit plans:
(Accretion) amortization of net actuarial (gain) loss (2)	(6)	20	(12)	40
Net actuarial loss	—	—	(27)	—
Net change in benefit plan accrued expense	(6)	20	(39)	40

Other comprehensive gain (loss) before taxes	10,262	(1,064)	(18,586)	(6,440)
Tax effect	(2,943)	302	5,292	1,870
Total other comprehensive income (loss)	$7,319	$(762)	$(13,294)	$(4,570)
___________________________________
(1)Represents amounts reclassified out of accumulated other comprehensive (loss) income and included in gain on sale of securities on the Consolidated Statements of Income.
(2)Represents amounts reclassified out of accumulated other comprehensive (loss) income and included in the computation of net periodic pension expense. See Note 10 - Benefit Plans for additional information.

Index
14.    NET INCOME PER COMMON SHARE (“EPS”)
The following schedule shows the Company’s earnings per share calculations for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
	(In Thousands, Except Per Share Data)
Net income	$1,951	$18,769	$18,486	$38,484

Weighted average number of common shares outstanding - basic	65,030	72,011	65,383	73,274
Effect of dilutive securities	8	26	10	23
Weighted average number of common shares outstanding - diluted	65,038	72,037	65,393	73,297

Basic earnings per share	$0.03	$0.26	$0.28	$0.53
Diluted earnings per share	$0.03	$0.26	$0.28	$0.53
Stock options for 3,096,138 and 3,115,000 shares of common stock were not considered in computing diluted earnings per share for the three months ended December 31, 2022 and 2021, respectively, and stock options for 2,965,000 and 3,115,000 shares of common stock were not considered in computing diluted earnings per share for the six months ended December 31, 2022 and 2021, respectively, because they were considered anti-dilutive. In addition, 427,347 RSUs were not considered in computing diluted earnings per share for the three months and six months ended December 31, 2022, respectively, because they were considered anti-dilutive.

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
Critical Accounting Policies
Our accounting policies are integral to understanding the results reported. We consider accounting policies that require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. At December 31, 2022, there have been no material changes to our critical accounting policies as compared to the critical accounting policies disclosed in our most recent Annual Report on Form 10-K. Reference is made to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022.
Comparison of Financial Condition at December 31, 2022 and June 30, 2022
Executive Summary. Total assets increased $569.4 million to $8.29 billion at December 31, 2022 from $7.72 billion at June 30, 2022. The increase primarily reflected an increase in net loans receivable.
Investment Securities. Investment securities available for sale decreased $57.7 million to $1.29 billion at December 31, 2022, from $1.34 billion at June 30, 2022. This decrease was largely the result of sales of $120.4 million, principal repayments of $70.8 million and a fair value decrease of $32.8 million, partially offset by purchases of $166.5 million.
Investment securities held to maturity increased $35.5 million to $153.8 million at December 31, 2022 from $118.3 million at June 30, 2022. This increase was the result of purchases of $40.4 million, partially offset by principal repayments of $4.9 million.
Additional information regarding our investment securities at December 31, 2022 and June 30, 2022 is presented in Note 4 to the unaudited consolidated financial statements.
Loans Held-for-Sale. Loans held-for-sale totaled $12.9 million at December 31, 2022 as compared to $28.9 million at June 30, 2022 and are reported separately from the balance of net loans receivable. Loans held-for-sale consisted of residential mortgage loans and commercial mortgage loans of $4.3 million and $8.7 million, respectively, at December 31, 2022 as compared to $7.1 million and $21.7 million, respectively, at June 30, 2022. During the six months ended December 31, 2022, we sold $59.3 million of residential mortgage loans, resulting in a gain on sale of $446,000, and $15.7 million of commercial mortgage loans, resulting in a net gain on sale of $28,000.

Index
Net Loans Receivable. Net loans receivable increased $564.5 million, or 10.5%, to $5.94 billion at December 31, 2022 from $5.37 billion at June 30, 2022. Details regarding the change in the loan portfolio, by loan segment, is presented below:

	December 31, 2022	June 30, 2022	Increase/ (Decrease)
	(In Thousands)
Commercial loans:
Multi-family mortgage	$2,851,721	$2,409,090	$442,631
Nonresidential mortgage	1,017,341	1,019,838	(2,497)
Commercial business	177,530	176,807	723
Construction	186,663	140,131	46,532
Total commercial loans	4,233,255	3,745,866	487,389

One- to four-family residential mortgage	1,719,514	1,645,816	73,698

Consumer loans:
Home equity loans	45,690	42,028	3,662
Other consumer	2,648	2,866	(218)
Total consumer loans	48,338	44,894	3,444

Total loans	6,001,107	5,436,576	564,531

Unaccreted yield adjustments	(16,974)	(18,731)	1,757
Allowance for credit losses	(48,877)	(47,058)	(1,819)

Net loans receivable	$5,935,256	$5,370,787	$564,469
Commercial loan origination volume for the six months ended December 31, 2022 totaled $798.1 million, comprised of $690.3 million of commercial mortgage loan originations, $54.2 million of commercial business loan originations and construction loan disbursements of $53.5 million.
One- to four-family residential mortgage loan origination volume, excluding loans held-for-sale, totaled $150.7 million for the six months ended December 31, 2022 and was supplemented with the purchase of loans totaling $656,000. Home equity loan and line of credit origination volume for the same period totaled $18.1 million.
Loan-to-value (“LTV”) ratios are based on current period loan balances and original appraised values at the time of origination unless a current appraisal has been obtained as a result of the loan being deemed collateral dependent and individually analyzed. The following table sets forth the composition of our real estate secured loans indicating the LTV, by loan category, at December 31, 2022 and June 30, 2022:

	December 31, 2022		June 30, 2022
	Balance	LTV	Balance	LTV
	(Dollars in Thousands)
Commercial mortgage loans:
Multi-family mortgage	$2,851,721	64%	$2,409,090	64%
Nonresidential mortgage	1,017,341	54	1,019,838	54
Construction	186,663	60	140,131	61
Total commercial mortgage loans	4,055,725	61	3,569,059	61

One- to four-family residential mortgage	1,719,514	63	1,645,816	62

Consumer loans:
Home equity loans	45,690	48	42,028	46

Total mortgage loans	$5,820,929	62%	$5,256,903	61%
Additional information about our loans at December 31, 2022 and June 30, 2022 is presented in Note 5 to the unaudited consolidated financial statements.

Index
Nonperforming Assets and TDRs. Nonperforming assets decreased by $29.6 million to $62.6 million, or 0.76% of total assets, at December 31, 2022, from $92.2 million, or 1.19% of total assets, at June 30, 2022. At December 31, 2022, we had accruing TDRs totaling $10.5 million, an increase of $1.8 million from $8.7 million at June 30, 2022. At December 31, 2022, we had non-accrual TDRs totaling $7.9 million, a decrease of $5.6 million from $13.5 million at June 30, 2022.
At December 31, 2022, nonperforming assets consisted of $40.5 million of nonperforming loans, $8.7 million of non-accrual commercial loans held for sale and $13.4 million of other real estate owned (“OREO”). At June 30, 2022, nonperforming assets consisted of $70.3 million of nonperforming loans, $21.7 million of non-accrual commercial loans held for sale and $178,000 of OREO.
Additional information about our nonperforming loans and TDRs at December 31, 2022 and June 30, 2022 is presented in Note 5 to the unaudited consolidated financial statements.
Allowance for Credit Losses (“ACL”). At December 31, 2022, the ACL totaled $48.9 million, or 0.81% of total loans, reflecting an increase of $1.8 million from $47.1 million, or 0.87% of total loans, at June 30, 2022. The increase during the six months ended December 31, 2022 was largely attributable to a provision for credit losses of $2.3 million, primarily driven by loan growth, partially offset by a reduction in the expected life of the loan portfolio and a reduction in the qualitative component of our ACL.
Additional information about our ACL at December 31, 2022 and June 30, 2022 is presented in Note 6 to the unaudited consolidated financial statements.
Other Assets. The aggregate balance of other assets, including premises and equipment, FHLB stock, interest receivable, goodwill, core deposit intangibles, bank owned life insurance, deferred income taxes, OREO and other assets, increased $69.1 million to $825.3 million at December 31, 2022 from $756.2 million at June 30, 2022. The increase in the balance of these other assets during the six months ended December 31, 2022 largely reflected a $22.4 million increase in the fair value of our derivative assets, a $21.9 million increase in FHLB stock and a $13.2 million increase in OREO. The increase in OREO was a result of our acquisition of a $13.0 million nonresidential real estate property through foreclosure during the quarter ended December 31, 2022. The remaining change generally reflected normal operating fluctuations within these line items.
Deposits. Total deposits increased $109.1 million, or 1.9%, to $5.97 billion at December 31, 2022 from $5.86 billion at June 30, 2022. Included in total deposits are brokered and listing service time deposits of $747.5 million at December 31, 2022 and $773.5 million at June 30, 2022. The following table sets forth the distribution of, and changes in, deposits, by type, for the periods indicated:

	December 31, 2022	June 30, 2022	Increase/ (Decrease)
	(In Thousands)
Non-interest-bearing deposits	$650,950	$653,899	$(2,949)

Interest-bearing deposits:
Interest-bearing demand	2,316,485	2,265,597	50,888
Savings	901,514	1,053,198	(151,684)
Certificates of deposit	2,102,422	1,889,562	212,860
Interest-bearing deposits	5,320,421	5,208,357	112,064
Total deposits	$5,971,371	$5,862,256	$109,115
Additional information about our deposits at December 31, 2022 and June 30, 2022 is presented in Note 7 to the unaudited consolidated financial statements.
Borrowings. The balance of borrowings increased by $482.2 million to $1.38 billion at December 31, 2022 from $901.3 million at June 30, 2022. The growth in borrowings complemented the growth in deposits and collectively were used to fund our balance sheet growth.
Additional information about our borrowings at December 31, 2022 and June 30, 2022 is presented in Note 8 to the unaudited consolidated financial statements.
Other Liabilities. The balance of other liabilities, including advance payments by borrowers for taxes and other miscellaneous liabilities, decreased $556,000 to $61.7 million at December 31, 2022 from $62.3 million at June 30, 2022. The change in the balance of these other liabilities generally reflected normal operating fluctuations during the period.

Index
Stockholders’ Equity. Stockholders’ equity decreased $21.4 million to $872.6 million at December 31, 2022 from $894.0 million at June 30, 2022. The decrease in stockholders’ equity during the six months ended December 31, 2022 largely reflected share repurchases of $14.4 million and cash dividends of $14.4 million. In addition, other comprehensive loss, net of income tax, was $13.3 million, which was driven by a decline in the fair value of our available for sale securities, partially offset by an increase in the fair value of our derivatives portfolio. These items were partially offset by net income of $18.5 million.
Book value per share decreased by $0.07 to $12.95 at December 31, 2022 while tangible book value per share decreased by $0.12 to $9.78 at December 31, 2022.
On August 1, 2022, we announced that the Board of Directors had authorized a new stock repurchase plan to repurchase up to 4,000,000 shares, and the completion of our previous stock repurchase plan, which authorized the repurchase of 7,602,021 shares. During the six months ended December 31, 2022, we repurchased 1,309,606 shares of common stock at a cost of $14.4 million, or $11.02 per share, including 984,461 shares, or 24.6% of the shares authorized for repurchase under the current repurchase program, at a total cost of $10.8 million or $10.98 per share.
Comparison of Operating Results for the Quarter Ended December 31, 2022 and December 31, 2021
Net Income. Net income for the quarter ended December 31, 2022 was $2.0 million, or $0.03 per diluted share, compared to $18.8 million, or $0.26 per diluted share for the quarter ended December 31, 2021. The decrease in net income reflected a decrease in net interest income, an increase in the provision for credit losses, a decrease in non-interest income and an increase in non-interest expense, partially offset by a decrease in income tax expense. The primary driver of the decrease in net income was the $15.2 million loss on the sale of securities that resulted from a previously announced wholesale restructuring.
Net Interest Income. Net interest income decreased by $3.9 million to $44.8 million for the quarter ended December 31, 2022 compared to $48.7 million for the quarter ended December 31, 2021. The decrease between the comparative periods resulted from an increase of $20.4 million in interest expense, partially offset by an increase of $16.5 million in interest income. Included in net interest income for the quarters ended December 31, 2022 and 2021, respectively, was purchase accounting accretion of $1.9 million and $2.6 million, and loan prepayment penalty income of $166,000 and $1.5 million.
Net interest margin decreased 58 basis points to 2.38% for the quarter ended December 31, 2022, from 2.96% for the quarter ended December 31, 2021 and reflected increases in the cost and average balance of interest-bearing liabilities, partially offset by increases in the average balance and yield on interest-earning assets. The increased cost of interest-bearing liabilities and yield on interest-earning assets is the result of higher market interest rates that were caused by an increase in the federal funds target rate from 0% - 0.25% in March 2022 to 4.25% - 4.50% in December 2022.

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

	Three Months Ended December 31,
	2022			2021
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$5,839,903	$57,996	3.97%	$4,822,959	$47,575	3.95%
Taxable investment securities (2)	1,527,578	13,221	3.46	1,610,395	7,595	1.89
Tax-exempt securities (2)	37,917	219	2.32	57,686	327	2.26
Other interest-earning assets (3)	114,175	1,005	3.52	77,811	415	2.13
Total interest-earning assets	7,519,573	72,441	3.85	6,568,851	55,912	3.40
Non-interest-earning assets	550,519			611,390
Total assets	$8,070,092			$7,180,241

Interest-bearing liabilities:
Interest-bearing demand	$2,359,977	9,625	1.63	$2,027,021	1,134	0.22
Savings	931,584	953	0.41	1,086,903	288	0.11
Certificates of deposit	2,192,722	8,244	1.50	1,693,423	2,241	0.53
Total interest-bearing deposits	5,484,283	18,822	1.37	4,807,347	3,663	0.30
Federal Home Loan Bank advances	997,148	8,836	3.54	666,029	3,556	2.14
Other borrowings	—	—	—	26,033	6	0.09
Borrowings	997,148	8,836	3.54	692,062	3,562	2.06
Total interest-bearing liabilities	6,481,431	27,658	1.71	5,499,409	7,225	0.53
Non-interest-bearing liabilities (4)	723,567			675,070
Total liabilities	7,204,998			6,174,479
Stockholders' equity	865,094			1,005,762
Total liabilities and stockholders' equity	$8,070,092			$7,180,241

Net interest income		$44,783			$48,687
Interest rate spread (5)			2.14%			2.87%
Net interest margin (6)			2.38%			2.96%
Ratio of interest-earning assets to interest-bearing liabilities	1.16			1.19
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
(4)Includes average balances of non-interest-bearing deposits of $666.8 million and $624.2 million for the quarter ended December 31, 2022 and 2021, respectively.
(5)Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(6)Net interest margin represents net interest income as a percentage of average interest-earning assets.

Index
Provision for Credit Losses. The provision for credit losses increased $4.1 million to a provision for credit losses of $1.7 million for the quarter ended December 31, 2022, compared to a provision for credit losses reversal of $2.4 million for the quarter ended December 31, 2021. The provision for the quarter ended December 31, 2022 was largely attributable to loan growth, partially offset by a reduction in the qualitative component of our ACL. By comparison, the provision reversal for the quarter ended December 31, 2021 was largely attributable to a net reduction in reserves on individually evaluated loans and a reduction in the expected life of various segments of the loan portfolio.
Additional information regarding the ACL and the associated provisions recognized during the quarters ended December 31, 2022 and 2021 is presented in Note 6 to the unaudited consolidated financial statements as well as the Comparison of Financial Condition at December 31, 2022 and June 30, 2022.
Non-Interest Income. Total non-interest income decreased $12.6 million to a loss of $8.5 million for the quarter ended December 31, 2022.
Loss on sale and call of securities was $15.2 million during the quarter ended December 31, 2022 compared to no gain or loss recorded during the prior period. The loss was the result of a previously announced wholesale restructuring that involved the sale of $120.4 million of available for sale securities during the quarter. The proceeds of the sale were reinvested in higher yielding securities.
Gain on sale of loans decreased $836,000 to $134,000 for the quarter ended December 31, 2022. The decrease in loan sale gains largely reflected a decrease in the volume of loans sold between comparative periods.
Other non-interest income increased $3.2 million to $3.7 million for the quarter ended December 31, 2022. The increase in other non-interest income was primarily attributable to a non-recurring gain of $2.9 million from the sale of a former branch location and a $660,000 increase in income from investment services. These increases were partially offset by $356,000 of non-recurring gains on asset disposals in the prior comparative period.
The remaining changes in the other components of non-interest income between comparative periods generally reflected normal operating fluctuations within those line items.
Non-Interest Expense. Total non-interest expense increased $3.0 million to $32.7 million for the quarter ended December 31, 2022.
Salaries and employee benefits increased $1.8 million to $19.9 million for quarter ended December 31, 2022. This increase was largely due to higher salary expense, an increase in incentive payments tied to loan origination volume and non-recurring severance expense resulting from a workforce realignment. Partially offsetting these increases was a decrease in incentive compensation expense.
FDIC insurance premiums increased $505,000 to $1.2 million for the quarter ended December 31, 2022. The increase was largely driven by asset growth.
Other non-interest expense increased $702,000 to $3.6 million for the quarter ended December 31, 2022. This increase was primarily due to a $502,000 increase in the provision for credit losses on unfunded commitments.
The remaining changes in the other components of non-interest expense between comparative periods generally reflected normal operating fluctuations within those line items.
Provision for Income Taxes. Provision for income taxes decreased $6.8 million to $33,000 for the quarter ended December 31, 2022 from $6.8 million for the quarter ended December 31, 2021.
The decrease in income tax expense reflected a lower level of pre-tax income as compared to the prior period.
Effective tax rates for the quarter ended December 31, 2022 and 2021 were 1.7% and 26.6%, respectively. The decrease in the effective tax rate was primarily due to a year-to-date tax rate true-up which resulted from the loss on the sale of securities during the current quarter. The loss lowered our full year projected taxable income and income tax provision.

Index
Comparison of Operating Results for the Six Months Ended December 31, 2022 and December 31, 2021

Net Income. Net income for the six months ended December 31, 2022 was $18.5 million, or $0.28 per diluted share, compared to $38.5 million, or $0.53 per diluted share for the six months ended December 31, 2021. The decrease in net income reflected a decrease in net interest income, an increase in the provision for credit losses, a decrease in non-interest income and an increase in non-interest expense, partially offset by a decrease in income tax expense.
Net Interest Income. Net interest income decreased by $5.0 million to $93.3 million for the six months ended December 31, 2022 compared to $98.3 million for the six months ended December 31, 2021. The decrease between the comparative periods resulted from an increase of $28.7 million in interest expense, partially offset by an increase of $23.7 million in interest income. Included in net interest income for the six months ended December 31, 2022 and 2021, respectively, was purchase accounting accretion of $3.7 million and $5.5 million, and loan prepayment penalty income of $607,000 and $3.2 million.
Net interest margin decreased 45 basis points to 2.53% for the six months ended December 31, 2022, from 2.98% for the six months ended December 31, 2021 and reflected increases in the cost and average balance of interest-bearing liabilities, partially offset by increases in the average balance and yield on interest-earning assets. The increased cost of interest-bearing liabilities and yield on interest-earning assets is the result of higher market interest rates that were caused by an increase in the federal funds target rate from 0% - 0.25% in March 2022 to 4.25% - 4.50% in December 2022.

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

	Six Months Ended December 31,
	2022			2021
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$5,696,949	$110,931	3.89%	$4,829,318	$95,805	3.97%
Taxable investment securities(2)	1,522,276	23,660	3.11	1,630,174	15,807	1.94
Tax-exempt securities(2)	43,445	504	2.32	58,400	660	2.26
Other interest-earning assets(3)	101,107	1,766	3.49	81,780	846	2.07
Total interest-earning assets	7,363,777	136,861	3.72	6,599,672	113,118	3.43
Non-interest-earning assets	560,372			614,062
Total assets	$7,924,149			$7,213,734

Interest-bearing liabilities:
Interest-bearing demand	$2,357,159	$15,016	1.27	$1,990,646	$2,280	0.23
Savings	975,463	1,549	0.32	1,094,884	622	0.11
Certificates of deposit	2,103,822	13,126	1.25	1,745,948	4,826	0.55
Total interest-bearing deposits	5,436,444	29,691	1.09	4,831,478	7,728	0.32
Federal Home Loan Bank advances	819,773	13,138	3.21	665,972	7,101	2.13
Other borrowings	63,728	718	2.26	27,283	12	0.09
Borrowings	883,501	13,856	3.14	693,255	7,113	2.05
Total interest-bearing liabilities	6,319,945	43,547	1.38	5,524,733	14,841	0.54
Non-interest-bearing liabilities(4)	723,811			671,116
Total liabilities	7,043,756			6,195,849
Stockholders' equity	880,393			1,017,885
Total liabilities and stockholders' equity	$7,924,149			$7,213,734

Net interest income		$93,314			$98,277
Interest rate spread(5)			2.34%			2.89%
Net interest margin(6)			2.53%			2.98%
Ratio of interest-earning assets to interest-bearing liabilities	1.17			1.19
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
(4)Includes average balances of non-interest-bearing deposits of $667.2 million and $617.2 million for the six months ended December 31, 2022 and 2021, respectively.
(5)Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(6)Net interest margin represents net interest income as a percentage of average interest-earning assets.

Index
Provision for Credit Losses. The provision for credit losses increased $10.2 million to a provision for credit losses of $2.3 million for the six months ended December 31, 2022, compared to a provision for credit losses reversal of $7.8 million for the six months ended December 31, 2021. The provision for the six months ended December 31, 2022 was largely attributable to loan growth, partially offset by a reduction in the qualitative component of our ACL and a reduction in the expected life of the loan portfolio. By comparison, the provision reversal for the six months ended December 31, 2021 was largely attributable to a release of reserves, which reflected improvement in our credit risk outlook and a reduction in the expected life of various segments of the loan portfolio.
Additional information regarding the ACL and the associated provisions recognized during the six months ended December 31, 2022 and 2021 is presented in Note 6 to the unaudited consolidated financial statements as well as the Comparison of Financial Condition at December 31, 2022 and June 30, 2022.
Non-Interest Income. Total non-interest income decreased $10.5 million to a loss of $2.6 million for the six months ended December 31, 2022.
Loss on sale and call of securities was $15.2 million during the six months ended December 31, 2022 compared to a gain of $1,000 recorded during the prior comparative period. The loss was the result of a previously announced wholesale restructuring that involved the sale of $120.4 million of available for sale securities during the six months ended December 31, 2022. The proceeds of the sale were reinvested in higher yielding securities.
Gain on sale of loans decreased $1.4 million to $529,000 for the six months ended December 31, 2022. The decrease in loan sale gains largely reflected a decrease in the volume of loans sold between comparative periods.
Income from bank owned life insurance increased $2.3 million to $5.5 million for the six months ended December 31, 2022. The increase is the result of payouts on life insurance policies.
Other non-interest income increased $3.6 million to $4.3 million for the six months ended December 31, 2022. The increase in other non-interest income was primarily attributable to a non-recurring gain of $2.9 million from the sale of a former branch location and a $1.1 million increase in income from investment services. These increases were partially offset by $356,000 of non-recurring gains on asset disposals in the prior comparative period.
The remaining changes in the other components of non-interest income between comparative periods generally reflected normal operating fluctuations within those line items.
Non-Interest Expense. Total non-interest expense increased $3.2 million to $64.6 million for the six months ended December 31, 2022.
Salaries and employee benefits increased $3.6 million to $40.3 million for the six months ended December 31, 2022. This increase was largely due to higher salary expense, an increase in incentive payments tied to loan origination volume and non-recurring severance expense resulting from a workforce realignment. Partially offsetting these increases was a decrease in incentive compensation expense.
Net occupancy expense of premises decreased $1.6 million to $6.1 million for the six months ended December 31, 2022. This decrease was primarily due to $1.5 million of non-recurring expenses related to the consolidation of three retail branch locations and a leased office facility recognized in the prior period.
FDIC insurance premiums increased $919,000 to $2.1 million for the six months ended December 31, 2022. The increase was largely driven by asset growth.
The remaining changes in the other components of non-interest expense between comparative periods generally reflected normal operating fluctuations within those line items.
Provision for Income Taxes. Provision for income taxes decreased $8.8 million to $5.3 million for the six months ended December 31, 2022 from $14.1 million for the six months ended December 31, 2021.
The decrease in income tax expense reflected a lower level of pre-tax income as compared to the prior period.
Effective tax rates for the six months ended December 31, 2022 and 2021 were 22.2% and 26.8%, respectively. The decrease in the effective tax rate was primarily due to lower full year projected taxable income, noted above, as well as non-taxable payouts on life insurance policies, noted above, during the six months ended December 31, 2022.

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
At December 31, 2022, liquidity included $75.7 million of short-term cash and equivalents and $1.29 billion of investment securities available for sale. In addition, as of December 31, 2022, we had the capacity to borrow additional funds totaling $1.68 billion and $307.2 million from the FHLB of New York and FRB, respectively, without pledging additional collateral. As of that same date, we also had access to unsecured overnight borrowings with other financial institutions totaling $995.0 million of which none was outstanding.
At December 31, 2022, we had outstanding commitments to originate and purchase loans totaling $31.5 million while such commitments totaled $242.1 million at June 30, 2022. As of those same dates, our pipeline of loans held for sale included $10.2 million and $20.3 million, respectively, of loans in process whose terms included interest rate locks to borrowers that were paired with a best-efforts commitment to sell the loan to a buyer at a fixed price and within a predetermined timeframe after the sale commitment is established.
Construction loans in process and unused lines of credit were $93.7 million and $162.3 million, respectively, at December 31, 2022 compared to $109.0 million and $159.3 million, respectively, at June 30, 2022. We are also subject to the contingent liabilities resulting from letters of credit whose outstanding balances totaled $115,000 and $130,000, at December 31, 2022 and June 30, 2022, respectively.
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
The following table sets forth the Bank’s capital position at December 31, 2022 and June 30, 2022, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At December 31, 2022
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$678,149	12.09%	$448,818	8.00%	$561,023	10.00%
Tier 1 capital (to risk-weighted assets)	642,389	11.45%	336,614	6.00%	448,818	8.00%
Common equity tier 1 capital (to risk-weighted assets)	642,389	11.45%	252,460	4.50%	364,665	6.50%
Tier 1 capital (to adjusted total assets)	642,389	8.00%	321,241	4.00%	401,551	5.00%

	At June 30, 2022
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$672,274	13.10%	$410,429	8.00%	$513,036	10.00%
Tier 1 capital (to risk-weighted assets)	642,336	12.52%	307,822	6.00%	410,429	8.00%
Common equity tier 1 capital (to risk-weighted assets)	642,336	12.52%	230,866	4.50%	333,473	6.50%
Tier 1 capital (to adjusted total assets)	642,336	8.70%	295,163	4.00%	368,954	5.00%

Index
The following table sets forth the Company’s capital position at December 31, 2022 and June 30, 2022, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At December 31, 2022
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$773,450	13.78%	$448,956	8.00%
Tier 1 capital (to risk-weighted assets)	737,690	13.14%	336,717	6.00%
Common equity tier 1 capital (to risk-weighted assets)	737,690	13.14%	252,538	4.50%
Tier 1 capital (to adjusted total assets)	737,690	9.18%	321,429	4.00%

	At June 30, 2022
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$778,253	15.17%	$410,515	8.00%
Tier 1 capital (to risk-weighted assets)	748,315	14.58%	307,886	6.00%
Common equity tier 1 capital (to risk-weighted assets)	748,315	14.58%	230,914	4.50%
Tier 1 capital (to adjusted total assets)	748,315	10.14%	295,290	4.00%
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
Off-Balance Sheet Arrangements
In the normal course of our business of investing in loans and securities we are a party to financial instruments with off-balance-sheet risk. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to extend credit to meet the financing needs of our customers. We had no significant off-balance sheet commitments for capital expenditures as of December 31, 2022.
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
For both earnings and capital at risk, our interest rate risk analysis calculates a base case scenario that assumes no change in interest rates. The model then measures changes throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve up and down 100, 200 and 300 basis points with additional scenarios modeled where appropriate. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates. The level of interest rates prevalent at June 30, 2022 precluded the modeling of certain falling rate scenarios.
The following tables present the results of our internal EVE and NII analyses as of December 31, 2022 and June 30, 2022, respectively:

	December 31, 2022
			1 to 12 Months		13 to 24 Months
Change in Interest Rates	EVE	% Change in EVE	NII	% Change in NII	NII	% Change in NII
	(Dollars in Thousands)
+300 bps	$830,790	(20.84)%	$185,330	(4.97)%	$209,714	(2.29)%
+200 bps	892,121	(15.00)%	187,257	(3.99)%	208,469	(2.87)%
+100 bps	985,070	(6.14)%	192,078	(1.51)%	213,876	(0.36)%
0 bps	1,049,516	—	195,031	—	214,638	—
-100 bps	1,071,202	2.07%	193,352	(0.86)%	208,256	(2.97)%
-200 bps	1,053,122	0.34%	188,401	(3.40)%	195,638	(8.85)%
-300 bps	1,053,873	0.42%	181,755	(6.81)%	179,183	(16.52)%

	June 30, 2022
			1 to 12 Months		13 to 24 Months
Change in Interest Rates	EVE	% Change in EVE	NII	% Change in NII	NII	% Change in NII
	(Dollars in Thousands)
+300 bps	$1,089,795	(15.37)%	$178,865	(13.62)%	$214,839	(1.68)%
+200 bps	1,156,219	(10.21)%	187,601	(9.40)%	215,528	(1.36)%
+100 bps	1,239,935	(3.71)%	198,126	(4.32)%	219,594	0.50%
0 bps	1,287,700	—	207,069	—	218,501	—
-100 bps	1,272,203	(1.20)%	205,241	(0.88)%	204,568	(6.38)%

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
During the quarter ended December 31, 2022, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index
PART II
ITEM 1.    Legal Proceedings
At December 31, 2022, neither the Company nor the Bank were involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.
ITEM 1A.    Risk Factors
There have been no material changes to the Risk Factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2022, previously filed with the Securities and Exchange Commission.
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities:
The following table reports information regarding repurchases of the Company’s common stock during the quarter ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2022	369,900	$10.75	369,900	3,195,439
November 1-30, 2022	179,900	$9.82	179,900	3,015,539
December 1-31, 2022	—	$—	—	3,015,539

Total	549,800	$10.45	549,800	3,015,539
On August 1, 2022, the Company announced the authorization of a new stock repurchase plan to repurchase up to 4,000,000 shares. This current plan has no expiration date.
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
101
The following materials from the Company’s Form 10-Q for the quarter ended December 31, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

KEARNY FINANCIAL CORP.

Date: February 7, 2023	By:	/s/ Craig L. Montanaro
Craig L. Montanaro
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 7, 2023	By:	/s/ Keith Suchodolski
Keith Suchodolski
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)