Form 10-Q
period 2023-03-31
Kearny Financial Corp.
filed 2023-05-05
CIK 1617242

Index
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: April 28, 2023.
$0.01 par value common stock — 66,083,509 shares outstanding

Index
KEARNY FINANCIAL CORP. AND SUBSIDIARIES

Index

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In Thousands, Except Share and Per Share Data)

	March 31, 2023	June 30, 2022
	(Unaudited)
Assets
Cash and amounts due from depository institutions	$18,520	$26,094
Interest-bearing deposits in other banks	176,048	75,521
Cash and cash equivalents	194,568	101,615
Investment securities available for sale (amortized cost of $1,408,194 and $1,462,124, respectively)	1,267,066	1,344,093
Investment securities held to maturity (fair value of $136,125 and $108,118, respectively)	149,764	118,291
Loans held-for-sale	5,401	28,874
Loans receivable	5,966,325	5,417,845
Less: allowance for credit losses on loans	(49,122)	(47,058)
Net loans receivable	5,917,203	5,370,787
Premises and equipment	49,589	53,281
Federal Home Loan Bank (“FHLB”) of New York stock	76,319	47,144
Accrued interest receivable	28,794	20,466
Goodwill	210,895	210,895
Core deposit intangibles	2,590	3,020
Bank owned life insurance	291,220	289,177
Deferred income tax assets, net	53,151	49,350
Other real estate owned	13,410	178
Other assets	89,366	82,712
Total Assets	$8,349,336	$7,719,883

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest-bearing	$617,778	$653,899
Interest-bearing	5,185,626	5,208,357
Total deposits	5,803,404	5,862,256
Borrowings	1,611,692	901,337
Advance payments by borrowers for taxes	18,706	16,746
Other liabilities	49,304	45,544
Total Liabilities	7,483,106	6,825,883

Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 800,000,000 shares authorized; 66,679,988 shares and 68,666,323 shares issued and outstanding, respectively	667	687
Paid-in capital	509,359	528,396
Retained earnings	452,605	445,451
Unearned employee stock ownership plan shares; 2,408,373 shares and 2,558,895 shares, respectively	(23,348)	(24,807)
Accumulated other comprehensive loss	(73,053)	(55,727)
Total Stockholders' Equity	866,230	894,000
Total Liabilities and Stockholders' Equity	$8,349,336	$7,719,883
See notes to unaudited consolidated financial statements.

Index
KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Interest Income
Loans	$60,172	$45,846	$171,103	$141,651
Taxable investment securities	15,459	8,024	39,119	23,831
Tax-exempt investment securities	99	316	603	976
Other interest-earning assets	1,441	415	3,207	1,261
Total Interest Income	77,171	54,601	214,032	167,719

Interest Expense
Deposits	22,246	3,565	51,937	11,293
Borrowings	12,554	3,309	26,410	10,422
Total Interest Expense	34,800	6,874	78,347	21,715
Net Interest Income	42,371	47,727	135,685	146,004
Provision for (reversal of) credit losses	451	(3,920)	2,792	(11,740)
Net Interest Income after Provision for (Reversal of) Credit Losses	41,920	51,647	132,893	157,744

Non-Interest Income
Fees and service charges	910	617	2,407	1,922
Gain (loss) on sale and call of securities	—	3	(15,227)	4
(Loss) gain on sale of loans	(2,373)	376	(1,844)	2,352
Gain on sale of other real estate owned	—	14	—	14
Income from bank owned life insurance	1,581	1,511	7,040	4,634
Electronic banking fees and charges	457	432	1,360	1,260
Other income	1,071	238	5,349	938
Total Non-Interest Income	1,646	3,191	(915)	11,124

Non-Interest Expense
Salaries and employee benefits	18,005	19,184	58,274	55,897
Net occupancy expense of premises	3,097	3,223	9,174	10,926
Equipment and systems	3,537	3,822	11,066	11,370
Advertising and marketing	413	516	1,891	1,356
Federal deposit insurance premium	1,546	480	3,678	1,693
Directors' compensation	340	340	1,019	1,792
Other expense	3,414	3,058	9,888	9,062
Total Non-Interest Expense	30,352	30,623	94,990	92,096
Income before Income Taxes	13,214	24,215	36,988	76,772
Income tax expense	2,902	6,522	8,190	20,595
Net Income	$10,312	$17,693	$28,798	$56,177

Net Income per Common Share (EPS)
Basic	$0.16	$0.25	$0.44	$0.78
Diluted	$0.16	$0.25	$0.44	$0.78
Weighted Average Number of Common Shares Outstanding
Basic	64,769	69,790	65,181	72,130
Diluted	64,783	69,817	65,191	72,154
See notes to unaudited consolidated financial statements.

Index
KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands, Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Net Income	$10,312	$17,693	$28,798	$56,177
Other Comprehensive Income (Loss), net of tax:
Net unrealized gain (loss) on securities available for sale	6,903	(41,922)	(27,299)	(52,354)
Net realized (gain) loss on sale and call of securities available for sale	—	(2)	10,811	(3)
Fair value adjustments on derivatives	(10,931)	17,387	(806)	23,227
Benefit plan adjustments	(4)	14	(32)	37
Total Other Comprehensive Loss	(4,032)	(24,523)	(17,326)	(29,093)
Total Comprehensive Income (Loss)	$6,280	$(6,830)	$11,472	$27,084
See notes to unaudited consolidated financial statements.

Index
KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Per Share Data, Unaudited)

	Common Stock		Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance - December 31, 2021	73,453	$735	$587,392	$431,549	$(25,780)	$1,574	$995,470
Net income	—	—	—	17,693	—	—	17,693
Other comprehensive loss, net of income tax	—	—	—	—	—	(24,523)	(24,523)
ESOP shares committed to be released (51 shares)	—	—	180	—	486	—	666
Stock repurchases	(2,020)	(21)	(26,948)	—	—	—	(26,969)
Stock-based compensation expense	—	—	676	—	—	—	676
Cancellation of shares issued for restricted stock awards	(9)	—	(124)	—	—	—	(124)
Cash dividends declared ($0.11 per common share)	—	—	—	(7,720)	—	—	(7,720)
Balance - March 31, 2022	71,424	$714	$561,176	$441,522	$(25,294)	$(22,949)	$955,169

	Common Stock		Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance - June 30, 2021	78,965	$790	$654,396	$408,367	$(26,753)	$6,144	$1,042,944
Net income	—	—	—	56,177	—	—	56,177
Other comprehensive loss, net of income tax	—	—	—	—	—	(29,093)	(29,093)
ESOP shares committed to be released (151 shares)	—	—	486	—	1,459	—	1,945
Stock repurchases	(7,468)	(75)	(95,892)	—	—	—	(95,967)
Stock-based compensation expense	—	—	3,117	—	—	—	3,117
Cancellation of shares issued for restricted stock awards	(73)	(1)	(931)	—	—	—	(932)
Cash dividends declared ($0.32 per common share)	—	—	—	(23,022)	—	—	(23,022)
Balance - March 31, 2022	71,424	$714	$561,176	$441,522	$(25,294)	$(22,949)	$955,169
See notes to unaudited consolidated financial statements.

Index
KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Per Share Data, Unaudited)

	Common Stock		Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance - December 31, 2022	67,388	$674	$515,332	$449,489	$(23,834)	$(69,021)	$872,640
Net income	—	—	—	10,312	—	—	10,312
Other comprehensive loss, net of income tax	—	—	—	—	—	(4,032)	(4,032)
ESOP shares committed to be released (50 shares)	—	—	(1)	—	486	—	485
Stock repurchases	(698)	(7)	(6,685)	—	—	—	(6,692)
Stock-based compensation expense	—	—	811	—	—	—	811
Cancellation of shares issued for restricted stock awards	(10)	—	(98)	—	—	—	(98)
Cash dividends declared ($0.11 per common share)	—	—	—	(7,196)	—	—	(7,196)
Balance - March 31, 2023	66,680	$667	$509,359	$452,605	$(23,348)	$(73,053)	$866,230

	Common Stock		Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance - June 30, 2022	68,666	$687	$528,396	$445,451	$(24,807)	$(55,727)	$894,000
Net income	—	—	—	28,798	—	—	28,798
Other comprehensive loss, net of income tax	—	—	—	—	—	(17,326)	(17,326)
ESOP shares committed to be released (150 shares)	—	—	105	—	1,459	—	1,564
Stock repurchases	(2,008)	(21)	(21,109)	—	—	—	(21,130)
Issuance of stock under stock benefit plans	61	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	2,407	—	—	—	2,407
Cancellation of shares issued for restricted stock awards	(39)	—	(439)	—	—	—	(439)
Cash dividends declared ($0.33 per common share)	—	—	—	(21,644)	—	—	(21,644)
Balance - March 31, 2023	66,680	$667	$509,359	$452,605	$(23,348)	$(73,053)	$866,230
See notes to unaudited consolidated financial statements.

Index
KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Unaudited)

	Nine Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$28,798	$56,177
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	4,353	4,470
Net accretion of yield adjustments	(4,306)	(4,374)
Deferred income taxes	3,150	6,943
Amortization of intangible assets	430	539
(Accretion) amortization of benefit plans’ unrecognized net (gain) loss	(44)	60
Provision for (reversal of) credit losses	2,792	(11,740)
Gain on sale of other real estate owned	—	(14)
Loans originated for sale	(76,852)	(151,783)
Proceeds from sale of mortgage loans held-for-sale	101,054	167,713
Loss (gain) on sale of mortgage loans held-for-sale, net	1,899	(2,260)
Realized loss (gain) on sale/call of investment securities available for sale	15,227	(4)
Realized gain on sale of loans receivable	(55)	(92)
Realized gain on disposition of premises and equipment	(2,886)	(356)
Increase in cash surrender value of bank owned life insurance	(7,040)	(4,634)
ESOP and stock-based compensation expense	3,971	5,062
Increase in interest receivable	(8,328)	(155)
Decrease in other assets	93	6,679
Increase in interest payable	9,073	49
Decrease in other liabilities	(13,428)	(15,125)
Net Cash Provided by Operating Activities	57,901	57,155

Cash Flows from Investing Activities:
Purchases of:
Investment securities available for sale	(166,483)	(206,145)
Investment securities held to maturity	(40,398)	(86,406)
Proceeds from:
Repayments/calls/maturities of investment securities available for sale	100,149	280,496
Repayments/calls/maturities of investment securities held to maturity	8,831	2,586
Sales of investment securities available for sale	105,199	—
Purchase of loans	(702)	(112,485)
Net increase in loans receivable	(559,794)	(36,895)
Proceeds from sale of loans receivable	706	1,126
Purchase of interest rate contracts	(758)	—
Proceeds from the sale of other real estate owned	—	494
Additions to premises and equipment	(1,255)	(1,859)
Proceeds from death benefit of bank owned life insurance	4,997	300
Proceeds from cash settlement of premises and equipment	3,480	599
Purchase of FHLB stock	(84,310)	(7)
Redemption of FHLB stock	55,135	5,625
Net Cash Used in Investing Activities	(575,203)	(152,571)
See notes to unaudited consolidated financial statements.

Index
KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands, Unaudited)

	Nine Months Ended March 31,
	2023	2022
Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(58,613)	43,903
Repayment of term FHLB advances	(4,615,000)	(1,170,000)
Proceeds from term FHLB advances	5,120,000	1,045,000
Net increase in other short-term borrowings	205,000	290,000
Net increase in advance payments by borrowers for taxes	1,960	1,227
Repurchase and cancellation of common stock of Kearny Financial Corp.	(21,130)	(95,967)
Cancellation of shares repurchased on vesting to pay taxes	(439)	(932)
Dividends paid	(21,523)	(23,291)
Net Cash Provided by Financing Activities	610,255	89,940
Net Increase (Decrease) in Cash and Cash Equivalents	92,953	(5,476)
Cash and Cash Equivalents - Beginning	101,615	67,855
Cash and Cash Equivalents - Ending	$194,568	$62,379

Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Income taxes, net of refunds	$8,618	$9,497
Interest	$69,707	$21,666

Non-cash investing and financing activities:
Acquisition of other real estate owned in settlement of loans	$13,232	$703
Transfers from loans receivable to loans receivable held-for-sale	$2,628	$—
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
Basis of Presentation
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include the information or footnotes necessary for a complete presentation of financial condition, income, comprehensive income, changes in stockholders’ equity and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the unaudited consolidated financial statements have been included. The results of operations for the three months and nine months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.
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
2.    SUBSEQUENT EVENTS
The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of March 31, 2023, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date this document was filed.
On April 27, 2023, the Company declared a quarterly cash dividend of $0.11 per share, payable on May 24, 2023 to stockholders of record as of May 10, 2023.
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
4.    SECURITIES
The following tables present the amortized cost, gross unrealized gains and losses and estimated fair values for available for sale securities and the amortized cost, gross unrecognized gains and losses and estimated fair values for held to maturity securities as of the dates indicated:

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Available for sale:
Debt securities:
Asset-backed securities	$145,616	$22	$2,585	$—	$143,053
Collateralized loan obligations	388,265	172	6,500	—	381,937
Corporate bonds	159,718	—	17,264	—	142,454
Total debt securities	693,599	194	26,349	—	667,444

Mortgage-backed securities:
Residential pass-through securities (1)	549,550	11	98,320	—	451,241
Commercial pass-through securities (1)	165,045	694	17,358	—	148,381
Total mortgage-backed securities	714,595	705	115,678	—	599,622

Total securities available for sale	$1,408,194	$899	$142,027	$—	$1,267,066
___________________________
(1)Government-sponsored enterprises.

Index

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Available for sale:
Debt securities:
Obligations of state and political subdivisions	$28,485	$39	$89	$—	$28,435
Asset-backed securities	169,506	—	2,949	—	166,557
Collateralized loan obligations	315,693	—	7,880	—	307,813
Corporate bonds	159,871	175	6,649	—	153,397
Total debt securities	673,555	214	17,567	—	656,202

Mortgage-backed securities:
Collateralized mortgage obligations (1)	7,451	—	329	—	7,122
Residential pass-through securities (1)	595,337	45	80,624	—	514,758
Commercial pass-through securities (1)	185,781	1	19,771	—	166,011
Total mortgage-backed securities	788,569	46	100,724	—	687,891

Total securities available for sale	$1,462,124	$260	$118,291	$—	$1,344,093
___________________________
(1)Government-sponsored enterprises.

	March 31, 2023
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Held to maturity:
Debt securities:
Obligations of state and political subdivisions	$16,666	$10	$130	$—	$16,546
Total debt securities	16,666	10	130	—	16,546

Mortgage-backed securities:
Residential pass-through securities (1)	120,841	114	11,642	—	109,313
Commercial pass-through securities (1)	12,257	—	1,991	—	10,266
Total mortgage-backed securities	133,098	114	13,633	—	119,579

Total securities held to maturity	$149,764	$124	$13,763	$—	$136,125
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
___________________________
(1)Government-sponsored enterprises.
Excluding the balances of mortgage-backed securities, the following tables present the amortized cost and estimated fair values of debt securities available for sale and held to maturity, by contractual maturity, at March 31, 2023:

	March 31, 2023
	Amortized Cost	Fair Value
	(In Thousands)
Available for sale debt securities:
Due in one year or less	$—	$—
Due after one year through five years	11,865	11,757
Due after five years through ten years	350,025	331,980
Due after ten years	331,709	323,707
Total	$693,599	$667,444

	March 31, 2023
	Amortized Cost	Fair Value
	(In Thousands)
Held to maturity debt securities:
Due in one year or less	$2,568	$2,559
Due after one year through five years	12,399	12,286
Due after five years through ten years	1,699	1,701
Due after ten years	—	—
Total	$16,666	$16,546

Index
Sales of securities available for sale were as follows for the periods presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
	(In Thousands)
Available for sale securities sold:
Proceeds from sales of securities	$—	$—	$105,199	$—

Gross realized gains	$—	$—	$—	$—
Gross realized losses	—	—	(15,227)	—
Net loss on sales of securities	$—	$—	$(15,227)	$—
Gains resulting from calls of securities available for sale were as follows for the periods presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
	(In Thousands)
Available for sale securities called:
Gross realized gains	$—	$3	$—	$4
Gross realized losses	—	—	—	—
Net gain on calls of securities	$—	$3	$—	$4

The carrying value of securities pledged for borrowings at the FHLB and other institutions, and securities pledged for public funds and other purposes, were as follows as of the dates presented below:

	March 31, 2023	June 30, 2022
	(In Thousands)
Securities pledged:
Pledged for borrowings at the FHLB of New York	$—	$178,048
Pledged to secure public funds on deposit	207,602	357,841
Pledged for potential borrowings at the Federal Reserve Bank of New York	541,656	378,071
Total carrying value of securities pledged	$749,258	$913,960
The following tables present the gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that securities have been in a continuous unrealized loss position within the available for sale portfolio at March 31, 2023 and June 30, 2022:

	March 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale:
Asset-backed securities	$22,203	$289	$104,001	$2,296	14	$126,204	$2,585
Collateralized loan obligations	33,732	381	277,809	6,119	25	311,541	6,500
Corporate bonds	38,792	1,695	103,662	15,569	31	142,454	17,264
Commercial pass-through securities	17,754	107	81,590	17,251	10	99,344	17,358
Residential pass-through securities	10,682	546	439,817	97,774	106	450,499	98,320
Total	$123,163	$3,018	$1,006,879	$139,009	186	$1,130,042	$142,027

Index

	June 30, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale:
Obligations of state and political subdivisions	$11,310	$89	$—	$—	30	$11,310	$89
Asset-backed securities	161,303	2,928	5,254	21	15	166,557	2,949
Collateralized loan obligations	236,967	6,435	70,846	1,445	24	307,813	7,880
Corporate bonds	129,407	6,464	3,815	185	27	133,222	6,649
Collateralized mortgage obligations	7,122	329	—	—	6	7,122	329
Commercial pass-through securities	63,045	3,194	102,817	16,577	21	165,862	19,771
Residential pass-through securities	237,928	26,566	274,197	54,058	106	512,125	80,624
Total	$847,082	$46,005	$456,929	$72,286	229	$1,304,011	$118,291
The following table presents the gross unrecognized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that securities have been in a continuous unrecognized loss position within the held to maturity portfolio at March 31, 2023 and June 30, 2022:

	March 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Number of Securities	Fair Value	Unrecognized Losses
	(Dollars in Thousands)
Securities Held to Maturity:
Obligations of state and political subdivisions	$13,434	$95	$2,109	$35	32	$15,543	$130
Commercial pass-through securities	—	—	10,266	1,991	1	10,266	1,991
Residential pass-through securities	—	—	69,725	11,642	8	69,725	11,642

Total	$13,434	$95	$82,100	$13,668	41	$95,534	$13,763

	June 30, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Number of Securities	Fair Value	Unrecognized Losses
	(Dollars in Thousands)
Securities Held to Maturity:
Obligations of state and political subdivisions	$8,681	$78	$—	$—	15	$8,681	$78
Commercial pass-through securities	10,729	1,552	—	—	1	10,729	1,552
Residential pass-through securities	76,264	8,587	—	—	8	76,264	8,587

Total	$95,674	$10,217	$—	$—	24	$95,674	$10,217
Available for sale securities are evaluated to determine if a decline in fair value below the amortized cost basis has resulted from a credit loss or from other factors. An impairment related to credit factors would be recorded through an allowance for credit losses. The allowance is limited to the amount by which the security’s amortized cost basis exceeds the fair value. An impairment that has not been recorded through an allowance for credit losses shall be recorded through other comprehensive income, net of applicable taxes. Investment securities will be written down to fair value through the Consolidated Statement of Income if management intends to sell, or may be required to sell, the securities before they recover in value. The issuers of these securities continue to make timely principal and interest payments and none of these securities were past due or were placed in nonaccrual status at March 31, 2023. Management believes that the unrealized losses on these securities are a function of changes in market interest rates and credit spreads, not changes in credit quality. No allowance for credit losses was recorded at March 31, 2023 on available for sale securities.

Index
The sale of available for sale securities during the nine months ended March 31, 2023 was part of a wholesale restructuring and the proceeds were reinvested in higher yielding securities. The Company was not required to sell these securities.
At March 31, 2023, the held to maturity securities portfolio consists of agency mortgage-backed securities and obligations of state and political subdivisions. The mortgage-backed securities are issued by U.S. government agencies and are implicitly guaranteed by the U.S. government. The obligations of state and political subdivisions in the portfolio are highly rated by major rating agencies and have a long history of no credit losses. The Company regularly monitors the obligations of state and political subdivisions sector of the market and reviews collectability including such factors as the financial condition of the issuers as well as credit ratings in effect as of the reporting period. No allowance for credit losses was recorded at March 31, 2023 on held to maturity securities.
5.    LOANS RECEIVABLE
The following table sets forth the composition of the Company’s loan portfolio at March 31, 2023 and June 30, 2022:

	March 31, 2023	June 30, 2022
	(In Thousands)
Commercial loans:
Multi-family mortgage	$2,835,852	$2,409,090
Nonresidential mortgage	1,002,643	1,019,838
Commercial business	162,038	176,807
Construction	215,524	140,131
Total commercial loans	4,216,057	3,745,866

One- to four-family residential mortgage	1,713,343	1,645,816

Consumer loans:
Home equity loans	44,376	42,028
Other consumer	2,592	2,866
Total consumer loans	46,968	44,894

Total loans	5,976,368	5,436,576

Unaccreted yield adjustments (1)	(10,043)	(18,731)

Total loans receivable, net of yield adjustments	$5,966,325	$5,417,845
___________________________
(1)At March 31, 2023, included a fair value adjustment to the carrying amount of hedged one- to four-family residential mortgage loans.
Past Due Loans
Past due status is based on the contractual payment terms of the loans. The following tables present the payment status of past due loans as of March 31, 2023 and June 30, 2022, by loan segment:

	Payment Status March 31, 2023
	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(In Thousands)
Multi-family mortgage	$—	$3,940	$7,659	$11,599	$2,824,253	$2,835,852
Nonresidential mortgage	3,842	—	5,669	9,511	993,132	1,002,643
Commercial business	—	—	264	264	161,774	162,038
Construction	—	—	—	—	215,524	215,524
One- to four-family residential mortgage	2,961	852	2,896	6,709	1,706,634	1,713,343
Home equity loans	51	—	47	98	44,278	44,376
Other consumer	39	—	—	39	2,553	2,592
Total loans	$6,893	$4,792	$16,535	$28,220	$5,948,148	$5,976,368

Index

	Payment Status June 30, 2022
	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(In Thousands)
Multi-family mortgage	$3,148	$3,056	$7,788	$13,992	$2,395,098	$2,409,090
Nonresidential mortgage	4,026	—	18,132	22,158	997,680	1,019,838
Commercial business	98	57	155	310	176,497	176,807
Construction	—	—	—	—	140,131	140,131
One- to four-family residential mortgage	1,525	253	3,455	5,233	1,640,583	1,645,816
Home equity loans	28	35	—	63	41,965	42,028
Other consumer	—	—	—	—	2,866	2,866
Total loans	$8,825	$3,401	$29,530	$41,756	$5,394,820	$5,436,576
Nonperforming Loans
Loans are generally placed on nonaccrual status when contractual payments become 90 or more days past due or when the Company does not expect to receive all principal and interest payments owed substantially in accordance with the terms of the loan agreement, regardless of past due status. Loans that become 90 days past due, but are well secured and in the process of collection, may remain on accrual status. Nonaccrual loans are generally returned to accrual status when all payments due are brought current and the Company expects to receive all remaining principal and interest payments owed substantially in accordance with the terms of the loan agreement. Payments received in cash on nonaccrual loans, including both the principal and interest portions of those payments, are generally applied to reduce the carrying value of the loan. The Company did not recognize interest income on non-accrual loans during the nine months ended March 31, 2023 and 2022.
The following tables present information relating to the Company’s nonperforming loans as of March 31, 2023 and June 30, 2022:

	Performance Status March 31, 2023
	90 Days and Over Past Due Accruing	Nonaccrual Loans with Allowance for Credit Losses	Nonaccrual Loans with no Allowance for Credit Losses	Total Nonperforming	Performing	Total
	(In Thousands)
Multi-family mortgage	$—	$5,762	$14,312	$20,074	$2,815,778	$2,835,852
Nonresidential mortgage	—	12,337	5,285	17,622	985,021	1,002,643
Commercial business	—	86	185	271	161,767	162,038
Construction	—	—	—	—	215,524	215,524
One- to four-family residential mortgage	—	1,025	4,984	6,009	1,707,334	1,713,343
Home equity loans	—	—	50	50	44,326	44,376
Other consumer	—	—	—	—	2,592	2,592
Total loans	$—	$19,210	$24,816	$44,026	$5,932,342	$5,976,368

Index

	Performance Status June 30, 2022
	90 Days and Over Past Due Accruing	Nonaccrual Loans with Allowance for Credit Losses	Nonaccrual Loans with no Allowance for Credit Losses	Total Nonperforming	Performing	Total
	(In Thousands)
Multi-family mortgage	$—	$8,367	$18,286	$26,653	$2,382,437	$2,409,090
Nonresidential mortgage	—	12,602	19,292	31,894	987,944	1,019,838
Commercial business	—	212	81	293	176,514	176,807
Construction	—	—	1,561	1,561	138,570	140,131
One- to four-family residential mortgage	—	3,543	4,946	8,489	1,637,327	1,645,816
Home equity loans	—	302	1,129	1,431	40,597	42,028
Other consumer	—	—	—	—	2,866	2,866
Total loans	$—	$25,026	$45,295	$70,321	$5,366,255	$5,436,576
Troubled Debt Restructurings (“TDRs”)
TDRs are loans where the Company has modified the contractual terms of the loan as a result of the financial condition of the borrower. Subsequent to their modification, TDRs are placed on non-accrual until such time as satisfactory payment performance has been demonstrated, at which time the loan may be returned to accrual status. On a case-by-case basis, the Company may agree to modify the contractual terms of a loan to assist a borrower who may be experiencing financial difficulty, as well as to preserve the Company’s position in the loan. If the borrower is experiencing financial difficulties and a concession has been made at the time of such modification, the loan is classified as a TDR. The Company had TDRs totaling $17.9 million and $22.2 million as of March 31, 2023 and June 30, 2022, respectively. The allowance for credit losses associated with the TDRs presented in the tables below totaled $295,000 and $365,000 as of March 31, 2023 and June 30, 2022, respectively. As of March 31, 2023, the Company had commitments to lend additional funds totaling $23,000 to borrowers whose loans had been restructured in a TDR.
The following tables present total TDR loans at March 31, 2023 and June 30, 2022:

	March 31, 2023
	Accrual		Non-accrual		Total
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(Dollars In Thousands)
Commercial loans:
Multi-family mortgage	—	$—	2	$5,470	2	$5,470
Nonresidential mortgage	3	177	1	384	4	561
Commercial business	5	3,555	1	6	6	3,561
Construction	—	—	—	—	—	—
Total commercial loans	8	3,732	4	5,860	12	9,592

One- to four-family residential mortgage	35	6,068	9	1,848	44	7,916

Consumer loans:
Home equity loans	6	391	—	—	6	391
Total	49	$10,191	13	$7,708	62	$17,899

Index

	June 30, 2022
	Accrual		Non-accrual		Total
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(Dollars In Thousands)
Commercial loans:
Multi-family mortgage	—	$—	2	$5,626	2	$5,626
Nonresidential mortgage	4	389	2	1,565	6	1,954
Commercial business	5	3,631	2	82	7	3,713
Construction	—	—	1	1,561	1	1,561
Total commercial loans	9	4,020	7	8,834	16	12,854

One- to four-family residential mortgage	29	4,488	16	3,314	45	7,802

Consumer loans:
Home equity loans	5	164	2	1,364	7	1,528
Total	43	$8,672	25	$13,512	68	$22,184
The following tables present information regarding TDRs that occurred during the three months and nine months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	# of Loans	Pre- modification Recorded Investment	Post- modification Recorded Investment	# of Loans	Pre- modification Recorded Investment	Post- modification Recorded Investment
	(Dollars In Thousands)
Multi-family mortgage	—	$—	$—	1	$9,104	$9,101
Commercial business	1	67	67	—	—	—
One- to four-family residential mortgage	—	—	—	8	2,953	2,965
Home equity loans	—	—	—	2	1,477	1,477
Total	1	$67	$67	11	$13,534	$13,543

	Nine Months Ended March 31, 2023			Nine Months Ended March 31, 2022
	# of Loans	Pre- modification Recorded Investment	Post- modification Recorded Investment	# of Loans	Pre- modification Recorded Investment	Post- modification Recorded Investment
	(Dollars In Thousands)
Multi-family mortgage	—	$—	$—	2	$12,091	$12,073
Commercial business	2	74	74	—	—	—
One- to four-family residential mortgage	2	708	705	10	3,214	3,226
Home equity loans	1	35	35	2	1,477	1,477
Total	5	$817	$814	14	$16,782	$16,776

During the three months and nine months ended March 31, 2023, there were charge-offs of $6,000 and $103,000, respectively, related to TDRs. During the three months and nine months ended March 31, 2022, there were no charge-offs related to TDRs. During the three months and nine months ended March 31, 2023, there were two TDR defaults totaling $649,000. During the three months and nine months ended March 31, 2022, there were no defaults of TDRs.
Loan modifications generally involve a reduction in interest rates and/or extension of maturity dates and also may include step up interest rates in their modified terms which will impact their weighted average yield in the future. The loans which qualified as TDRs during the three months and nine months ended March 31, 2023 and 2022, capitalized prior past due amounts and modified the repayment terms.

Index
Individually Analyzed Loans
Individually analyzed loans include loans which do not share similar risk characteristics with other loans. TDRs will generally be evaluated for individual impairment, however, after a period of sustained repayment performance which permits the credit to be returned to accrual status, a TDR would generally be removed from individual impairment analysis and returned to its corresponding pool. As of March 31, 2023, the carrying value of individually analyzed loans, including loans acquired with deteriorated credit quality that were individually analyzed, totaled $44.0 million, of which $40.7 million were considered collateral dependent.
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
The following table presents the carrying value and related allowance of collateral dependent individually analyzed loans at the dates indicated:

	March 31, 2023		June 30, 2022
	Carrying Value	Related Allowance	Carrying Value	Related Allowance
	(In Thousands)
Commercial loans:
Multi-family mortgage	$20,074	$266	$26,653	$849
Nonresidential mortgage (1)	17,284	2,166	30,733	2,696
Construction	—	—	1,561	—
Total commercial loans	37,358	2,432	58,947	3,545

One- to four-family residential mortgage (2)	3,299	—	4,305	77

Consumer loans:
Home equity loans (2)	—	—	35	—

Total	$40,657	$2,432	$63,287	$3,622
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

Index
The following table presents the risk category of loans as of March 31, 2023 by loan segment and vintage year:

	Term Loans by Origination Year for Fiscal Years ended June 30,
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
	(In Thousands)
Multi-family mortgage:
Pass	$604,750	$955,969	$234,731	$201,324	$245,571	$538,279	$—	$2,780,624
Special Mention	—	—	—	—	6,043	6,689	—	12,732
Substandard	—	—	9,865	—	9,469	23,162	—	42,496
Doubtful	—	—	—	—	—	—	—	—
Total multi-family mortgage	604,750	955,969	244,596	201,324	261,083	568,130	—	2,835,852
Nonresidential mortgage:
Pass	100,886	226,384	83,630	52,276	59,582	449,241	6,000	977,999
Special Mention	—	—	—	—	—	381	—	381
Substandard	—	—	711	—	925	22,627	—	24,263
Doubtful	—	—	—	—	—	—	—	—
Total nonresidential mortgage	100,886	226,384	84,341	52,276	60,507	472,249	6,000	1,002,643
Commercial business:
Pass	13,025	29,649	23,154	8,852	1,831	8,342	67,093	151,946
Special Mention	—	5,141	—	—	178	2,834	—	8,153
Substandard	—	—	—	265	46	1,382	246	1,939
Doubtful	—	—	—	—	—	—	—	—
Total commercial business	13,025	34,790	23,154	9,117	2,055	12,558	67,339	162,038
Construction loans:
Pass	17,507	32,334	137,660	12,275	2,980	7,033	5,735	215,524
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total construction loans	17,507	32,334	137,660	12,275	2,980	7,033	5,735	215,524
Residential mortgage:
Pass	170,816	459,680	501,615	82,492	46,589	439,128	—	1,700,320
Special Mention	—	—	—	—	1,176	1,053	—	2,229
Substandard	—	549	—	—	80	10,165	—	10,794
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage	170,816	460,229	501,615	82,492	47,845	450,346	—	1,713,343
Home equity loans:
Pass	7,652	2,627	622	1,321	2,575	7,763	21,419	43,979
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	93	304	—	397
Doubtful	—	—	—	—	—	—	—	—
Total home equity loans	7,652	2,627	622	1,321	2,668	8,067	21,419	44,376
Other consumer loans
Pass	338	262	125	452	325	969	44	2,515
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	77	77
Other consumer loans	338	262	125	452	325	969	121	2,592
Total loans	$914,974	$1,712,595	$992,113	$359,257	$377,463	$1,519,352	$100,614	$5,976,368

Index
The following table presents the risk category of loans as of June 30, 2022 by loan segment and vintage year:

	Term Loans by Origination Year for Fiscal Years ended June 30,
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
	(In Thousands)
Multi-family mortgage:
Pass	$963,263	$250,385	$211,101	$264,174	$248,058	$438,642	$—	$2,375,623
Special Mention	—	—	—	—	—	6,814	—	6,814
Substandard	—	—	—	9,821	5,935	10,897	—	26,653
Doubtful	—	—	—	—	—	—	—	—
Total multi-family mortgage	963,263	250,385	211,101	273,995	253,993	456,353	—	2,409,090
Nonresidential mortgage:
Pass	231,777	87,309	53,983	60,714	49,285	491,849	6,052	980,969
Special Mention	—	—	—	—	—	591	—	591
Substandard	—	720	—	933	4,026	32,599	—	38,278
Doubtful	—	—	—	—	—	—	—	—
Total nonresidential mortgage	231,777	88,029	53,983	61,647	53,311	525,039	6,052	1,019,838
Commercial business:
Pass	46,888	38,791	12,155	3,581	4,861	6,455	58,662	171,393
Special Mention	—	—	62	186	2,173	873	215	3,509
Substandard	—	38	319	—	1,347	61	58	1,823
Doubtful	—	—	—	—	—	80	2	82
Total commercial business	46,888	38,829	12,536	3,767	8,381	7,469	58,937	176,807
Construction loans:
Pass	16,407	95,526	10,337	3,039	6,509	1,017	5,735	138,570
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,561	—	1,561
Doubtful	—	—	—	—	—	—	—	—
Total construction loans	16,407	95,526	10,337	3,039	6,509	2,578	5,735	140,131
Residential mortgage:
Pass	472,160	524,163	88,645	49,316	55,139	442,517	374	1,632,314
Special Mention	—	—	—	1,205	—	621	—	1,826
Substandard	—	—	—	83	—	11,593	—	11,676
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage	472,160	524,163	88,645	50,604	55,139	454,731	374	1,645,816
Home equity loans:
Pass	3,197	692	1,681	3,117	2,027	7,321	22,334	40,369
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	120	—	1,539	—	1,659
Doubtful	—	—	—	—	—	—	—	—
Total home equity loans	3,197	692	1,681	3,237	2,027	8,860	22,334	42,028
Other consumer loans
Pass	442	308	471	375	258	895	34	2,783
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	83	83
Other consumer loans	442	308	471	375	258	895	117	2,866
Total loans	$1,734,134	$997,932	$378,754	$396,664	$379,618	$1,455,925	$93,549	$5,436,576

Index
Mortgage Loans in Foreclosure
The Company may obtain physical possession of one- to four-family real estate collateralizing a residential mortgage loan or nonresidential real estate collateralizing a nonresidential mortgage loan via foreclosure or through an in-substance repossession. As of March 31, 2023, the Company held two single-family properties with an aggregate carrying value of $454,000 and one nonresidential property with a carrying value of $13.0 million in other real estate owned that were acquired through foreclosure on residential mortgage loans and a nonresidential mortgage loan, respectively. As of that same date, the Company held five residential mortgage loans with aggregate carrying values totaling $950,000 and six commercial mortgage loans with aggregate carrying values totaling $9.3 million which were in the process of foreclosure. As of June 30, 2022, the Company held one single-family property in other real estate owned with an aggregate carrying value of $178,000 that was acquired through a foreclosure on a residential mortgage loan. As of that same date, the Company held seven residential mortgage loans with aggregate carrying values totaling $1.5 million which were in the process of foreclosure.
6.    ALLOWANCE FOR CREDIT LOSSES
Allowance for Credit Losses on Loans Receivable
The following tables present the balance of the allowance for credit losses at March 31, 2023 and June 30, 2022. The balance of the allowance for credit losses is based on an expected loss methodology, referred to as the “CECL” methodology. The tables identify the valuation allowances attributable to specifically identified impairments on individually analyzed loans, including those acquired with deteriorated credit quality, as well as valuation allowances for impairments on loans collectively evaluated. The tables include the underlying balance of loans receivable applicable to each category as of those dates.

	Allowance for Credit Losses March 31, 2023
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total allowance for credit losses
	(In Thousands)
Multi-family mortgage	$—	$—	$266	$26,906	$27,172
Nonresidential mortgage	—	74	2,166	6,004	8,244
Commercial business	—	4	18	1,707	1,729
Construction	—	—	—	1,316	1,316
One- to four-family residential mortgage	—	165	57	10,043	10,265
Home equity loans	—	—	—	327	327
Other consumer	—	—	—	69	69
Total loans	$—	$243	$2,507	$46,372	$49,122

	Balance of Loans Receivable March 31, 2023
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total loans
	(In Thousands)
Multi-family mortgage	$—	$—	$20,074	$2,815,778	$2,835,852
Nonresidential mortgage	338	3,629	17,284	981,392	1,002,643
Commercial business	—	3,964	271	157,803	162,038
Construction	—	5,735	—	209,789	215,524
One- to four-family residential mortgage	69	5,260	5,940	1,702,074	1,713,343
Home equity loans	25	53	25	44,273	44,376
Other consumer	—	—	—	2,592	2,592
Total loans	$432	$18,641	$43,594	$5,913,701	$5,976,368
Unaccreted yield adjustments					(10,043)
Loans receivable, net of yield adjustments					$5,966,325

Index

	Allowance for Credit Losses June 30, 2022
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total allowance for credit losses
	(In Thousands)
Multi-family mortgage	$—	$—	$849	$24,472	$25,321
Nonresidential mortgage	—	73	2,696	7,821	10,590
Commercial business	—	9	16	1,767	1,792
Construction	—	—	—	1,486	1,486
One- to four-family residential mortgage	—	229	148	7,163	7,540
Home equity loans	26	—	—	219	245
Other consumer	—	—	—	84	84
Total loans	$26	$311	$3,709	$43,012	$47,058

	Balance of Loans Receivable June 30, 2022
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total loans
	(In Thousands)
Multi-family mortgage	$—	$—	$26,653	$2,382,437	$2,409,090
Nonresidential mortgage	377	5,033	31,517	982,911	1,019,838
Commercial business	—	1,267	293	175,247	176,807
Construction	—	5,735	1,561	132,835	140,131
One- to four-family residential mortgage	87	6,460	8,402	1,630,867	1,645,816
Home equity loans	329	58	1,102	40,539	42,028
Other consumer	—	—	—	2,866	2,866
Total loans	$793	$18,553	$69,528	$5,347,702	$5,436,576
Unaccreted yield adjustments					(18,731)
Loans receivable, net of yield adjustments					$5,417,845
The following tables present the activity in the allowance for credit losses on loans for the three months and nine months ended March 31, 2023 and 2022.

	Changes in the Allowance for Credit Losses Three Months Ended March 31, 2023
	Balance at December 31, 2022	Charge-offs	Recoveries	(Reversal of) provision for credit losses	Balance at March 31, 2023
	(In Thousands)
Multi-family mortgage	$27,498	$(4)	$—	$(322)	$27,172
Nonresidential mortgage	8,593	(6)	—	(343)	8,244
Commercial business	1,819	(205)	7	108	1,729
Construction	1,201	—	—	115	1,316
One- to four-family residential mortgage	9,355	—	2	908	10,265
Home equity loans	339	—	—	(12)	327
Other consumer	72	—	—	(3)	69
Total loans	$48,877	$(215)	$9	$451	$49,122

Index

	Changes in the Allowance for Credit Losses Nine Months Ended March 31, 2023
	Balance at June 30, 2022	Charge-offs	Recoveries	Provision for (reversal of) credit losses	Balance at March 31, 2023
	(In Thousands)
Multi-family mortgage	$25,321	$(399)	$—	$2,250	$27,172
Nonresidential mortgage	10,590	(21)	—	(2,325)	8,244
Commercial business	1,792	(338)	24	251	1,729
Construction	1,486	—	—	(170)	1,316
One- to four-family residential mortgage	7,540	—	2	2,723	10,265
Home equity loans	245	—	—	82	327
Other consumer	84	—	4	(19)	69
Total loans	$47,058	$(758)	$30	$2,792	$49,122

	Changes in the Allowance for Credit Losses Three Months Ended March 31, 2022
	Balance at December 31, 2021	Charge-offs	Recoveries	Reversal of credit losses	Balance at March 31, 2022
	(In Thousands)
Multi-family mortgage	$25,795	$—	$—	$(1,568)	$24,227
Nonresidential mortgage	10,078	(441)	—	(598)	9,039
Commercial business	1,903	—	4	(182)	1,725
Construction	1,441	—	—	(167)	1,274
One- to four-family residential mortgage	8,601	—	—	(1,323)	7,278
Home equity loans	308	—	—	(72)	236
Other consumer	90	—	1	(10)	81
Total loans	$48,216	$(441)	$5	$(3,920)	$43,860

	Changes in the Allowance for Credit Losses Nine Months Ended March 31, 2022
	Balance at June 30, 2021	Charge-offs	Recoveries	(Reversal of) provision for credit losses	Balance at March 31, 2022
	(In Thousands)
Multi-family mortgage	$28,450	$(104)	$—	$(4,119)	$24,227
Nonresidential mortgage	16,243	(2,538)	—	(4,666)	9,039
Commercial business	2,086	(175)	105	(291)	1,725
Construction	1,170	—	—	104	1,274
One- to four-family residential mortgage	9,747	—	147	(2,616)	7,278
Home equity loans	433	—	1	(198)	236
Other consumer	36	(2)	1	46	81
Total loans	$58,165	$(2,819)	$254	$(11,740)	$43,860

Allowance for Credit Losses on Off Balance Sheet Commitments
The following table presents the activity in the allowance for credit losses on off balance sheet commitments recorded in other non-interest expense for the three months and nine months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
	(In Thousands)		(In Thousands)
Balance at beginning of the period	$819	$1,148	$1,041	$1,708
Reversal of credit losses	(90)	(208)	(312)	(768)
Balance at end of the period	$729	$940	$729	$940

Index
7.    DEPOSITS
Deposits at March 31, 2023 and June 30, 2022 are summarized as follows:

	March 31, 2023	June 30, 2022
	(In Thousands)
Non-interest-bearing demand	$617,778	$653,899
Interest-bearing demand	2,285,799	2,265,597
Savings	811,483	1,053,198
Certificates of deposits	2,088,344	1,889,562
Total deposits	$5,803,404	$5,862,256
8.    BORROWINGS
Borrowings at March 31, 2023 and June 30, 2022 consisted of the following:

	March 31, 2023	June 30, 2022
	(In Thousands)
FHLB advances	$1,156,692	$651,337
Overnight borrowings (1)	455,000	250,000
Total borrowings	$1,611,692	$901,337
___________________________
(1)At March 31, 2023, represents $385.0 million of FHLB overnight line of credit borrowings and $70.0 million of unsecured overnight borrowings from other financial institutions. At June 30, 2022, represents FHLB overnight line of credit borrowings.
Fixed rate advances from the FHLB of New York mature as follows:

	March 31, 2023		June 30, 2022
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars in Thousands)
By remaining period to maturity:
Less than one year	$825,000	5.08%	$520,000	2.04%
One to two years	103,500	2.65	22,500	2.63
Two to three years	29,000	2.77	103,500	2.68
Three to four years	—	—	6,500	2.82
Four to five years	200,000	3.98	—	—
Greater than five years	—	—	—	—
Total advances	1,157,500	4.61%	652,500	2.17%
Unamortized fair value adjustments	(808)		(1,163)
Total advances, net of fair value adjustments	$1,156,692		$651,337
At March 31, 2023, FHLB advances and overnight line of credit borrowings were collateralized by the FHLB capital stock owned by the Bank and mortgage loans with carrying values totaling approximately $4.52 billion. At June 30, 2022, FHLB advances and overnight line of credit borrowings were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $3.58 billion and $178.0 million, respectively.

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
Fair Values of Derivative Instruments on the Statement of Financial Condition
The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Statements of Financial Condition as of March 31, 2023 and June 30, 2022:

	March 31, 2023
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$47,816	Other liabilities	$7,847
Total		$47,816		$7,847

	June 30, 2022
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$41,223	Other liabilities	$—
Total		$41,223		$—
Cash Flow Hedges of Interest Rate Risk
The Company’s uses derivatives to add stability to interest expense and interest income and to manage its exposure to interest rate movements. The Company has entered into interest rate swaps, interest rate caps and an interest rate floor as part of its interest rate risk management strategy. These interest rate products are designated as cash flow hedges. As of March 31, 2023, the Company had a total of 12 interest rate swaps and caps with a total notional amount of $1.33 billion hedging specific wholesale funding and one interest rate floor with a notional amount of $100.0 million hedging floating-rate available for sale securities.
For derivatives designated as cash flow hedges, the gain or loss on the derivative is recorded in other comprehensive income (loss), net of tax, and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.
For cash flow hedges on the Company’s wholesale funding positions, amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s hedged variable rate wholesale funding positions. During the three months and nine months ended March 31, 2023, the Company reclassified $6.5 million and $12.2 million, respectively, as a reduction in interest expense. During the next twelve months, the Company estimates that $25.9 million will be reclassified as a reduction in interest expense.
For cash flow hedges on the Company’s assets, amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest income as interest payments are received on the Company’s hedged variable rate assets. During the three months and nine months ended March 31, 2023, the Company did not reclassify any amount to interest income. During the next twelve months, the Company estimates that $196,000 will be reclassified as a reduction in interest income.

Index
The table below presents the pre-tax effects of the Company’s derivative instruments designated as cash flow hedges on the Consolidated Statements of Income for the three months and nine months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
	(In Thousands)
Amount of (loss) gain recognized in other comprehensive income	$(8,936)	$23,343	$11,051	$28,607
Amount of gain (loss) reclassified from accumulated other comprehensive income to interest expense	6,461	(1,268)	12,185	(4,271)
Fair Value Hedges of Interest Rate Risk
The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. Such derivatives are used to hedge the changes in fair value of certain of its pools of fixed rate assets. As of March 31, 2023, the Company had three interest rate swaps with a notional amount of $500.0 million hedging fixed-rate residential mortgage loans.
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivatives as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.
The table below presents the effects of the Company’s derivative instruments designated as fair value hedges on the Consolidated Statements of Income for the three months and nine months ended March 31, 2023. There were no fair value hedges for the three months and nine months ended March 31, 2022:

	Three Months Ended March 31,	Nine Months Ended March 31,
	2023	2023
	(In Thousands)
Gain on hedged items recorded in interest income on loans	$5,681	$653
(Loss) gain on hedge recorded in interest income on loans	(4,521)	589
As of March 31, 2023, the following amounts were recorded on the Statement of Financial Condition related to cumulative basis adjustment for fair value hedges. There were no fair value hedges at June 30, 2022:

March 31, 2023
(In Thousands)
Loans receivable:
Carrying amount of the hedged assets(1)	$500,653
Fair value hedging adjustment included in the carrying amount of the hedged assets	653
___________________________________
(1)This amount includes the amortized cost basis of the closed portfolios of loans receivable used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At March 31, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $845.5 million.

Index
Offsetting Derivatives
The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives in the Consolidated Statements of Financial Condition as of March 31, 2023 and June 30, 2022, respectively. The net amounts presented for derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Statements of Financial Condition.

	March 31, 2023
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
	(In Thousands)
Assets:
Interest rate contracts	$50,397	$(2,581)	$47,816	$—	$—	$47,816
Total	$50,397	$(2,581)	$47,816	$—	$—	$47,816

Liabilities:
Interest rate contracts	$10,428	$(2,581)	$7,847	$—	$(6,130)	$1,717
Total	$10,428	$(2,581)	$7,847	$—	$(6,130)	$1,717

	June 30, 2022
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
	(In Thousands)
Assets:
Interest rate contracts	$41,223	$—	$41,223	$—	$—	$41,223
Total	$41,223	$—	$41,223	$—	$—	$41,223
Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations and could be required to terminate its derivative positions with the counterparty. The Company also has agreements with its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well-capitalized institution, then the Company could be required to terminate its derivative positions with the counterparty. At March 31, 2023, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to those agreements was $7.7 million. As required under the enforceable master netting arrangement with its derivatives counterparties, at March 31, 2023, the Company posted financial collateral of $6.1 million that was not included as an offsetting amount.
In addition to the derivative instruments noted above, the Company’s pipeline of loans held for sale at March 31, 2023 and June 30, 2022, included $14.9 million and $20.3 million, respectively, of in process loans whose terms included interest rate locks to borrowers, which are considered free-standing derivative instruments whose fair values are not material to the Company’s financial condition or results of operations.

Index
10.    BENEFIT PLANS
Components of Net Periodic Expense
The following table sets forth the aggregate net periodic benefit expense for the Bank’s Benefit Equalization Plan, Postretirement Welfare Plan, Directors’ Consultation and Retirement Plan, Atlas Bank Retirement Income Plan and Supplemental Executive Retirement Plan:

	Three Months Ended March 31,		Nine Months Ended March 31,		Affected Line Item in the Consolidated Statements of Income
	2023	2022	2023	2022
	(In Thousands)
Service cost	$24	$136	$258	$412	Salaries and employee benefits
Interest cost	88	70	280	208	Other expense
(Accretion) amortization of unrecognized (gain) loss	(6)	20	(18)	60	Other expense
Expected return on assets	(25)	(27)	(75)	(83)	Other expense
Net periodic benefit cost	$81	$199	$445	$597
2021 Equity Incentive Plan
During the nine months ended March 31, 2023, the Company granted 323,218 restricted stock units (“RSUs”) comprised of 238,121 service-based RSUs and 85,097 performance-based RSUs. The service-based RSUs will vest in three tranches over a period of three years and the performance-based RSUs will cliff vest upon the achievement of performance measures over the three-year period ending June 30, 2025. The number of performance-based RSUs that will vest, if any, will depend on whether, and to what extent, the performance measures are achieved. Common stock will be issued from authorized shares upon the vesting of the RSUs.
11.    INCOME TAXES
The following table presents a reconciliation between the reported income taxes for the periods presented and the income taxes which would be computed by applying the federal income tax rate of 21% to income for the three months and nine months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
	(Dollars in Thousands)		(Dollars in Thousands)
Income before income taxes	$13,214	$24,215	$36,988	$76,772
Statutory federal tax rate	21%	21%	21%	21%
Federal income tax expense at statutory rate	$2,775	$5,085	$7,767	$16,122
(Reduction) increase in income taxes resulting from:
Tax exempt interest	(20)	(66)	(125)	(204)
State tax, net of federal tax effect	769	1,908	2,065	6,026
Incentive stock option compensation expense	3	3	9	42
Income from bank-owned life insurance	(332)	(317)	(1,469)	(973)
Other items, net	(293)	(91)	(57)	(418)
Total income tax expense	$2,902	$6,522	$8,190	$20,595
Effective income tax rate	21.96%	26.93%	22.14%	26.83%

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
Assets Measured on a Recurring Basis:
The following methods and significant assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at March 31, 2023 and June 30, 2022:
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

Index
Those assets measured at fair value on a recurring basis are summarized below:

	March 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Debt securities available for sale:
Asset-backed securities	$—	$143,053	$—	$143,053
Collateralized loan obligations	—	381,937	—	381,937
Corporate bonds	—	142,454	—	142,454
Total debt securities	—	667,444	—	667,444

Mortgage-backed securities available for sale:
Residential pass-through securities	—	451,241	—	451,241
Commercial pass-through securities	—	148,381	—	148,381
Total mortgage-backed securities	—	599,622	—	599,622
Total securities available for sale	$—	$1,267,066	$—	$1,267,066

Interest rate contracts	$—	$47,816	$—	$47,816

Total assets	$—	$1,314,882	$—	$1,314,882

Liabilities:
Interest rate contracts	$—	$7,847	$—	$7,847
Total liabilities	$—	$7,847	$—	$7,847

Index

	June 30, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Debt securities available for sale:
Obligations of state and political subdivisions	$—	$28,435	$—	$28,435
Asset-backed securities	—	166,557	—	166,557
Collateralized loan obligations	—	307,813	—	307,813
Corporate bonds	—	153,397	—	153,397
Total debt securities	—	656,202	—	656,202

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	—	7,122	—	7,122
Residential pass-through securities	—	514,758	—	514,758
Commercial pass-through securities	—	166,011	—	166,011
Total mortgage-backed securities	—	687,891	—	687,891
Total securities available for sale	$—	$1,344,093	$—	$1,344,093

Interest rate contracts	$—	$41,223	$—	$41,223

Total assets	$—	$1,385,316	$—	$1,385,316
Assets Measured on a Non-Recurring Basis:
The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a non-recurring basis at March 31, 2023 and June 30, 2022:
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

Index
Those assets measured at fair value on a non-recurring basis are summarized below:

	March 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Collateral dependent loans:
Residential mortgage	$—	$—	$449	$449
Multi-family mortgage	—	—	7,529	7,529
Nonresidential mortgage	—	—	10,962	10,962
Total	$—	$—	$18,940	$18,940

Other real estate owned, net:
Residential	$—	$—	$454	$454
Nonresidential	—	—	12,956	12,956
Total	$—	$—	$13,410	$13,410

	June 30, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Collateral dependent loans:
Residential mortgage	$—	$—	$2,035	$2,035
Multi-family mortgage	—	—	7,517	7,517
Nonresidential mortgage	—	—	11,479	11,479
Total	$—	$—	$21,031	$21,031

Other real estate owned, net:
Residential	$—	$—	$178	$178
Total	$—	$—	$178	$178

Index
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value:

	March 31, 2023
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(Dollars in Thousands)
Collateral dependent loans:
Residential mortgage	$449	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	6.92%	6.92%
Multi-family mortgage	7,529	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	10% - 12%	10.93%
Nonresidential mortgage	10,962	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	9% - 19%	13.95%
Total	$18,940

Other real estate owned, net:
Residential	$454	Market valuation of underlying collateral	(3)	Adjustments to reflect current conditions/selling costs	(2)	6.00%	6.00%
Nonresidential	12,956	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	4.00%	4.00%
Total	$13,410

	June 30, 2022
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(Dollars in Thousands)
Collateral dependent loans:
Residential mortgage	$2,035	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	7% - 10%	8.97%
Multi-family mortgage	7,517	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	10% - 12%	11.06%
Nonresidential mortgage	11,479	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	9% - 18%	12.72%
Total	$21,031

Other real estate owned, net:
Residential	$178	Market valuation of underlying collateral	(3)	Adjustments to reflect current conditions/selling costs	(2)	6.00%	6.00%
Total	$178
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
At March 31, 2023, collateral dependent loans valued using Level 3 inputs comprised loans with principal balance totaling $21.4 million and valuation allowance of $2.5 million reflecting an aggregate fair value of $18.9 million. By comparison, at June 30, 2022, collateral dependent loans valued using Level 3 inputs comprised loans with principal balance totaling $24.6 million and valuation allowance of $3.6 million reflecting an aggregate fair value of $21.0 million.
Once a loan is foreclosed, the fair value of the other real estate owned continues to be evaluated based upon the fair value of the repossessed real estate originally securing the loan. At March 31, 2023 and June 30, 2022, the Company held other real estate owned totaling $13.4 million and $178,000, respectively, whose carrying value was written down utilizing Level 3 inputs.

Index
The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2023 and June 30, 2022:

	March 31, 2023
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$194,568	$194,568	$194,568	$—	$—
Investment securities available for sale	1,267,066	1,267,066	—	1,267,066	—
Investment securities held to maturity	149,764	136,125	—	136,125	—
Loans held-for-sale	5,401	5,435	—	5,435	—
Net loans receivable	5,917,203	5,489,346	—	—	5,489,346
FHLB Stock	76,319	—	—	—	—
Interest receivable	28,794	28,794	40	9,264	19,490
Interest rate contracts	47,816	47,816	—	47,816	—

Financial liabilities:
Deposits other than certificates of deposits	3,715,060	3,715,060	3,715,060	—	—
Certificates of deposits	2,088,344	2,055,270	—	—	2,055,270
Borrowings	1,611,692	1,608,219	—	—	1,608,219
Interest payable on deposits	7,219	7,219	1,997	—	5,222
Interest payable on borrowings	4,187	4,187	—	—	4,187
Interest rate contracts	7,847	7,847	—	7,847	—

Index

	June 30, 2022
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$101,615	$101,615	$101,615	$—	$—
Investment securities available for sale	1,344,093	1,344,093	—	1,344,093	—
Investment securities held to maturity	118,291	108,118	—	108,118	—
Loans held-for-sale	28,874	28,831	—	28,831	—
Net loans receivable	5,370,787	5,215,079	—	—	5,215,079
FHLB Stock	47,144	—	—	—	—
Interest receivable	20,466	20,466	2	5,210	15,254
Interest rate contracts	41,223	41,223	—	41,223	—

Financial liabilities:
Deposits other than certificates of deposits	3,972,694	3,972,694	3,972,694	—	—
Certificates of deposits	1,889,562	1,866,341	—	—	1,866,341
Borrowings	901,337	900,505	—	—	900,505
Interest payable on deposits	722	722	147	—	575
Interest payable on borrowings	1,611	1,611	—	—	1,611
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

Index
13.    COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive loss included in stockholders’ equity at March 31, 2023 and June 30, 2022 are as follows:

	March 31, 2023	June 30, 2022
	(In Thousands)
Net unrealized loss on securities available for sale	$(141,128)	$(118,031)
Tax effect	40,713	34,104
Net of tax amount	(100,415)	(83,927)

Fair value adjustments on derivatives	38,671	39,805
Tax effect	(11,214)	(11,542)
Net of tax amount	27,457	28,263

Benefit plan adjustments	(134)	(89)
Tax effect	39	26
Net of tax amount	(95)	(63)

Total accumulated other comprehensive loss	$(73,053)	$(55,727)
Other comprehensive income (loss) and related tax effects for the three months and nine months ended March 31, 2023 and 2022 are presented in the following table:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
	(In Thousands)
Net unrealized holding gain (loss) on securities available for sale	$9,713	$(59,249)	$(38,324)	$(73,995)

Net realized (gain) loss on sale and call of securities available for sale (1)	—	(3)	15,227	(4)

Fair value adjustments on derivatives	(15,397)	24,611	(1,134)	32,878

Benefit plans:
(Accretion) amortization of net actuarial (gain) loss (2)	(6)	20	(18)	60
Net actuarial loss	—	—	(27)	—
Net change in benefit plan accrued expense	(6)	20	(45)	60

Other comprehensive loss before taxes	(5,690)	(34,621)	(24,276)	(41,061)
Tax effect	1,658	10,098	6,950	11,968
Total other comprehensive loss	$(4,032)	$(24,523)	$(17,326)	$(29,093)
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

Index
14.    NET INCOME PER COMMON SHARE (“EPS”)
The following schedule shows the Company’s earnings per share calculations for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
	(In Thousands, Except Per Share Data)
Net income	$10,312	$17,693	$28,798	$56,177

Weighted average number of common shares outstanding - basic	64,769	69,790	65,181	72,130
Effect of dilutive securities	14	27	10	24
Weighted average number of common shares outstanding - diluted	64,783	69,817	65,191	72,154

Basic earnings per share	$0.16	$0.25	$0.44	$0.78
Diluted earnings per share	$0.16	$0.25	$0.44	$0.78
Stock options for 2,993,530 and 3,115,000 shares of common stock were not considered in computing diluted earnings per share for the three months ended March 31, 2023 and 2022, respectively, and stock options for 2,986,628 and 3,115,000 shares of common stock were not considered in computing diluted earnings per share for the nine months ended March 31, 2023 and 2022, respectively, because they were considered anti-dilutive. In addition, 427,347 RSUs were not considered in computing diluted earnings per share for the three months and nine months ended March 31, 2023, respectively, and 251,905 RSUs were not considered in computing diluted earnings per share for the three months and nine months ended March 31, 2022 because they were considered anti-dilutive.

Index
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q may include certain forward-looking statements based on current management expectations. Such forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may”, “will”, “believe”, “expect”, “estimate”, “anticipate”, “continue”, or similar terms or variations on those terms, or the negative of those terms. The actual results of the Company could differ materially from those management expectations. This includes statements regarding general economic conditions, the effects of the recent turmoil in the banking industry (including the failure of three financial institutions), legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities and failure to integrate or profitably operate acquired businesses. Additional potential factors include changes in interest rates, the rate of inflation, deposit flows, cost of funds, demand for loan products and financial services, competition and changes in the quality or composition of loan and investment portfolios of the Company. Other factors that could cause future results to vary from current management expectations include changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022, under “Item 1A. Risk Factors.”
Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.
Critical Accounting Policies
Our accounting policies are integral to understanding the results reported. We consider accounting policies that require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. At March 31, 2023, there have been no material changes to our critical accounting policies as compared to the critical accounting policies disclosed in our most recent Annual Report on Form 10-K. Reference is made to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022.
Comparison of Financial Condition at March 31, 2023 and June 30, 2022
Executive Summary. Total assets increased $629.5 million to $8.35 billion at March 31, 2023 from $7.72 billion at June 30, 2022. The increase primarily reflected increases in net loans receivable and cash and cash equivalents.
Cash and Cash Equivalents. Cash and cash equivalents increased $93.0 million to $194.6 million at March 31, 2023 from $101.6 million at June 30, 2022. The increase was driven by our decision to hold excess cash on our balance sheet due to external market conditions.
Investment Securities. Investment securities available for sale decreased $77.0 million to $1.27 billion at March 31, 2023, from $1.34 billion at June 30, 2022. This decrease was largely the result of sales of $120.4 million, principal repayments of $100.1 million and a fair value decrease of $23.1 million, partially offset by purchases of $166.5 million.
Investment securities held to maturity increased $31.5 million to $149.8 million at March 31, 2023 from $118.3 million at June 30, 2022. This increase was largely the result of purchases of $40.4 million, partially offset by principal repayments of $8.8 million.
Additional information regarding our investment securities at March 31, 2023 and June 30, 2022 is presented in Note 4 to the unaudited consolidated financial statements.
Loans Held-for-Sale. Loans held-for-sale totaled $5.4 million at March 31, 2023 as compared to $28.9 million at June 30, 2022 and are reported separately from the balance of net loans receivable. Loans held-for-sale consisted of residential mortgage loans of $5.4 million at March 31, 2023 as compared to residential mortgage loans and commercial mortgage loans of $7.1 million and $21.7 million, respectively, at June 30, 2022. During the nine months ended March 31, 2023, we sold $78.6 million of residential mortgage loans, resulting in a gain on sale of $561,000, and $24.4 million of commercial mortgage loans, resulting in a net loss on sale of $2.5 million.

Index
Net Loans Receivable. Net loans receivable increased $546.4 million, or 10.2%, to $5.92 billion at March 31, 2023 from $5.37 billion at June 30, 2022. Details regarding the change in the loan portfolio, by loan segment, is presented below:

	March 31, 2023	June 30, 2022	Increase/ (Decrease)
	(In Thousands)
Commercial loans:
Multi-family mortgage	$2,835,852	$2,409,090	$426,762
Nonresidential mortgage	1,002,643	1,019,838	(17,195)
Commercial business	162,038	176,807	(14,769)
Construction	215,524	140,131	75,393
Total commercial loans	4,216,057	3,745,866	470,191

One- to four-family residential mortgage	1,713,343	1,645,816	67,527

Consumer loans:
Home equity loans	44,376	42,028	2,348
Other consumer	2,592	2,866	(274)
Total consumer loans	46,968	44,894	2,074

Total loans	5,976,368	5,436,576	539,792

Unaccreted yield adjustments	(10,043)	(18,731)	8,688
Allowance for credit losses	(49,122)	(47,058)	(2,064)

Net loans receivable	$5,917,203	$5,370,787	$546,416
Commercial loan origination volume for the nine months ended March 31, 2023 totaled $851.5 million, comprised of $708.4 million of commercial mortgage loan originations, $72.5 million of commercial business loan originations and construction loan disbursements of $70.6 million.
One- to four-family residential mortgage loan origination volume, excluding loans held-for-sale, totaled $171.8 million for the nine months ended March 31, 2023 and was supplemented with loan purchases totaling $656,000. Home equity loan and line of credit origination volume for the same period totaled $22.1 million.
Loan-to-value (“LTV”) ratios are based on current period loan balances and original appraised values at the time of origination unless a current appraisal has been obtained as a result of the loan being deemed collateral dependent and individually analyzed. The following table sets forth the composition of our real estate secured loans indicating the LTV, by loan category, at March 31, 2023 and June 30, 2022:

	March 31, 2023		June 30, 2022
	Balance	LTV	Balance	LTV
	(Dollars in Thousands)
Commercial mortgage loans:
Multi-family mortgage	$2,835,852	64%	$2,409,090	64%
Nonresidential mortgage	1,002,643	54	1,019,838	54
Construction	215,524	60	140,131	61
Total commercial mortgage loans	4,054,019	61	3,569,059	61

One- to four-family residential mortgage	1,713,343	63	1,645,816	62

Consumer loans:
Home equity loans	44,376	49	42,028	46

Total mortgage loans	$5,811,738	62%	$5,256,903	61%
Additional information about our loan portfolio at March 31, 2023 and June 30, 2022 is presented in Note 5 to the unaudited consolidated financial statements.

Index
Nonperforming Assets and TDRs. Nonperforming assets decreased by $34.8 million to $57.4 million, or 0.69% of total assets, at March 31, 2023, from $92.2 million, or 1.19% of total assets, at June 30, 2022. At March 31, 2023, we had accruing TDRs totaling $10.2 million, an increase of $1.5 million from $8.7 million at June 30, 2022. At March 31, 2023, we had non-accrual TDRs totaling $7.7 million, a decrease of $5.8 million from $13.5 million at June 30, 2022.
At March 31, 2023, nonperforming assets consisted of $44.0 million of nonperforming loans and $13.4 million of other real estate owned (“OREO”). At June 30, 2022, nonperforming assets consisted of $70.3 million of nonperforming loans, $21.7 million of non-accrual commercial loans held for sale and $178,000 of OREO.
Additional information about our nonperforming loans and TDRs at March 31, 2023 and June 30, 2022 is presented in Note 5 to the unaudited consolidated financial statements.
Allowance for Credit Losses (“ACL”). At March 31, 2023, the ACL totaled $49.1 million, or 0.82% of total loans, reflecting an increase of $2.1 million from $47.1 million, or 0.87% of total loans, at June 30, 2022. The increase during the nine months ended March 31, 2023 was largely attributable to a provision for credit losses of $2.8 million, primarily driven by loan growth, partially offset by a reduction in the expected life of the loan portfolio and a net reduction in reserves on loans individually analyzed for impairment.
Additional information about our ACL at March 31, 2023 and June 30, 2022 is presented in Note 6 to the unaudited consolidated financial statements.
Other Assets. The aggregate balance of other assets, including premises and equipment, FHLB stock, interest receivable, goodwill, core deposit intangibles, bank owned life insurance, deferred income taxes, OREO and other assets, increased $59.1 million to $815.3 million at March 31, 2023 from $756.2 million at June 30, 2022. The increase in the balance of these other assets during the nine months ended March 31, 2023 largely reflected a $29.2 million increase in FHLB stock and a $13.2 million increase in OREO. The increase in OREO was a result of our acquisition of a $13.0 million nonresidential real estate property through foreclosure. The remaining change generally reflected normal operating fluctuations within these line items.
Deposits. Total deposits decreased $58.9 million, or 1.0%, to $5.80 billion at March 31, 2023 from $5.86 billion at June 30, 2022. Included in total deposits are brokered and listing service time deposits of $761.0 million at March 31, 2023 and $773.5 million at June 30, 2022. The following table sets forth the distribution of, and changes in, deposits, by type, for the periods indicated:

	March 31, 2023	June 30, 2022	Increase/ (Decrease)
	(In Thousands)
Non-interest-bearing deposits	$617,778	$653,899	$(36,121)

Interest-bearing deposits:
Interest-bearing demand	2,285,799	2,265,597	20,202
Savings	811,483	1,053,198	(241,715)
Certificates of deposit	2,088,344	1,889,562	198,782
Interest-bearing deposits	5,185,626	5,208,357	(22,731)
Total deposits	$5,803,404	$5,862,256	$(58,852)
Uninsured deposits totaled $1.68 billion as of March 31, 2023 compared to $1.53 billion as of June 30, 2022. Excluding collateralized deposits of state and local governments, and deposits of the Bank’s wholly-owned subsidiary and holding company, uninsured deposits totaled $705.7 million, or 12.2% of total deposits, at March 31, 2023 compared to $792.1 million, or 13.5% of total deposits, at June 30, 2022.
Additional information about our deposits at March 31, 2023 and June 30, 2022 is presented in Note 7 to the unaudited consolidated financial statements.
Borrowings. The balance of borrowings increased by $710.4 million to $1.61 billion at March 31, 2023 from $901.3 million at June 30, 2022. The growth in borrowings funded our balance sheet growth.
At March 31, 2023, we maintained available secured borrowing capacity of $2.37 billion, of which $1.88 billion was immediately accessible via in-place collateral and $493.2 million represented the market value of unpledged securities.
Additional information about our borrowings at March 31, 2023 and June 30, 2022 is presented in Note 8 to the unaudited consolidated financial statements.

Index
Other Liabilities. The balance of other liabilities, including advance payments by borrowers for taxes and other miscellaneous liabilities, increased $5.7 million to $68.0 million at March 31, 2023 from $62.3 million at June 30, 2022. The change in the balance of these other liabilities generally reflected normal operating fluctuations during the period.
Stockholders’ Equity. Stockholders’ equity decreased $27.8 million to $866.2 million at March 31, 2023 from $894.0 million at June 30, 2022. The decrease in stockholders’ equity during the nine months ended March 31, 2023 largely reflected cash dividends of $21.6 million and share repurchases of $21.1 million. In addition, other comprehensive loss, net of income tax, was $17.3 million, which was driven by a decline in the fair value of our available for sale securities. These items were partially offset by net income of $28.8 million.
Book value per share decreased by $0.03 to $12.99 at March 31, 2023 while tangible book value per share decreased by $0.11 to $9.79 at March 31, 2023.
On August 1, 2022, we announced that the Board of Directors had authorized a new stock repurchase plan to repurchase up to 4,000,000 shares, and the completion of our previous stock repurchase plan, which authorized the repurchase of 7,602,021 shares. During the nine months ended March 31, 2023, we repurchased 2,007,892 shares of common stock at a cost of $21.1 million, or $10.49 per share, including 1,682,747 shares, or 42.1% of the shares authorized for repurchase under the current repurchase program, at a total cost of $17.4 million or $10.37 per share.
Comparison of Operating Results for the Quarter Ended March 31, 2023 and March 31, 2022
Net Income. Net income for the quarter ended March 31, 2023 was $10.3 million, or $0.16 per diluted share, compared to $17.7 million, or $0.25 per diluted share for the quarter ended March 31, 2022. The decrease in net income reflected a decrease in net interest income, an increase in the provision for credit losses and a decrease in non-interest income, partially offset by a decrease in non-interest expense and a decrease in income tax expense.
Net Interest Income. Net interest income decreased by $5.4 million to $42.4 million for the quarter ended March 31, 2023 compared to $47.7 million for the quarter ended March 31, 2022. The decrease between the comparative periods resulted from an increase of $27.9 million in interest expense, partially offset by an increase of $22.6 million in interest income. Included in net interest income for the quarters ended March 31, 2023 and 2022, respectively, was purchase accounting accretion of $711,000 and $1.9 million, and loan prepayment penalty income of $103,000 and $1.3 million.
Net interest margin decreased 69 basis points to 2.20% for the quarter ended March 31, 2023, from 2.89% for the quarter ended March 31, 2022 and reflected increases in the cost and average balance of interest-bearing liabilities, partially offset by increases in the yield on and average balance of interest-earning assets. The increased cost of interest-bearing liabilities and yield on interest-earning assets is the result of higher market interest rates that were caused by an increase in the federal funds target rate from 0% - 0.25% in March 2022 to 4.75% - 5.00% in March 2023.

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

	Three Months Ended March 31,
	2023			2022
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$5,986,669	$60,172	4.02%	$4,850,236	$45,846	3.78%
Taxable investment securities (2)	1,558,222	15,459	3.97	1,620,996	8,024	1.98
Tax-exempt securities (2)	17,663	99	2.23	55,390	316	2.28
Other interest-earning assets (3)	131,682	1,441	4.38	79,644	415	2.08
Total interest-earning assets	7,694,236	77,171	4.01	6,606,266	54,601	3.31
Non-interest-earning assets	575,009			601,684
Total assets	$8,269,245			$7,207,950

Interest-bearing liabilities:
Interest-bearing demand	$2,363,762	11,849	2.01	$2,133,977	1,166	0.22
Savings	858,673	881	0.41	1,088,351	274	0.10
Certificates of deposit	2,069,396	9,516	1.84	1,650,048	2,125	0.52
Total interest-bearing deposits	5,291,831	22,246	1.68	4,872,376	3,565	0.29
Federal Home Loan Bank advances	1,402,269	12,533	3.58	632,811	3,286	2.08
Other borrowings	1,611	21	5.15	51,667	23	0.17
Borrowings	1,403,880	12,554	3.58	684,478	3,309	1.93
Total interest-bearing liabilities	6,695,711	34,800	2.08	5,556,854	6,874	0.49
Non-interest-bearing liabilities (4)	694,651			673,607
Total liabilities	7,390,362			6,230,461
Stockholders' equity	878,883			977,489
Total liabilities and stockholders' equity	$8,269,245			$7,207,950

Net interest income		$42,371			$47,727
Interest rate spread (5)			1.93%			2.82%
Net interest margin (6)			2.20%			2.89%
Ratio of interest-earning assets to interest-bearing liabilities	1.15			1.19
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
(4)Includes average balances of non-interest-bearing deposits of $634.3 million and $624.2 million for the quarter ended March 31, 2023 and 2022, respectively.
(5)Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(6)Net interest margin represents net interest income as a percentage of average interest-earning assets.

Index
Provision for Credit Losses. The provision for credit losses increased $4.4 million to a provision for credit losses of $451,000 for the quarter ended March 31, 2023, compared to a reversal of credit losses of $3.9 million for the quarter ended March 31, 2022. The provision for the quarter ended March 31, 2023 was largely driven by a slower prepayment rate assumption, partially offset by a net reduction in reserves on loans individually analyzed for impairment. By comparison, the reversal for the quarter ended March 31, 2022 was largely attributable to an improvement in our economic forecast and a net reduction in reserves on loans individually analyzed for impairment.
Additional information regarding the ACL and the associated provisions recognized during the quarters ended March 31, 2023 and 2022 is presented in Note 6 to the unaudited consolidated financial statements as well as the Comparison of Financial Condition at March 31, 2023 and June 30, 2022.
Non-Interest Income. Total non-interest income decreased $1.5 million to $1.6 million for the quarter ended March 31, 2023.
Fees and service charges increased $293,000 to $910,000 for the quarter ended March 31, 2023. The increase reflected increases in various loan-related and deposit-related fees and charges.
Loss on sale of loans was $2.4 million during the quarter ended March 31, 2023 compared to a gain on sale of loans of $376,000 during the comparative period. The current period included a loss of $2.5 million that resulted from the sale of a non-performing commercial mortgage loan held-for-sale.
Other non-interest income increased $833,000 to $1.1 million for the quarter ended March 31, 2023. The increase in other non-interest income was primarily attributable to a $509,000 increase in income from investment services.
The remaining changes in the other components of non-interest income between comparative periods generally reflected normal operating fluctuations within those line items.
Non-Interest Expense. Total non-interest expense decreased $271,000 to $30.4 million for the quarter ended March 31, 2023. Non-interest expense for the quarter ended March 31, 2023 included $800,000 of branch consolidation expense, of which $250,000 was recorded in occupancy expense and $550,000 was recorded in other expense.
Salaries and employee benefits decreased $1.2 million to $18.0 million for quarter ended March 31, 2023. This decrease was primarily driven by a decrease in incentive payments tied to loan origination volume.
FDIC insurance premiums increased $1.1 million to $1.5 million for the quarter ended March 31, 2023. The increase was largely driven by asset growth.
The remaining changes in the other components of non-interest expense between comparative periods generally reflected normal operating fluctuations within those line items.
Provision for Income Taxes. Provision for income taxes decreased $3.6 million to $2.9 million for the quarter ended March 31, 2023 from $6.5 million for the quarter ended March 31, 2022.
The decrease in income tax expense reflected a lower level of pre-tax income as compared to the prior period.
Effective tax rates for the quarter ended March 31, 2023 and 2022 were 22.0% and 26.9%, respectively. The decrease in the effective tax rate was primarily due to lower full year projected taxable income.
Comparison of Operating Results for the Nine Months Ended March 31, 2023 and March 31, 2022
Net Income. Net income for the nine months ended March 31, 2023 was $28.8 million, or $0.44 per diluted share, compared to $56.2 million, or $0.78 per diluted share for the nine months ended March 31, 2022. The decrease in net income reflected a decrease in net interest income, an increase in the provision for credit losses, a decrease in non-interest income and an increase in non-interest expense, partially offset by a decrease in income tax expense.
Net Interest Income. Net interest income decreased by $10.3 million to $135.7 million for the nine months ended March 31, 2023 compared to $146.0 million for the nine months ended March 31, 2022. The decrease between the comparative periods resulted from an increase of $56.6 million in interest expense, partially offset by an increase of $46.3 million in interest income. Included in net interest income for the nine months ended March 31, 2023 and 2022, respectively, was purchase accounting accretion of $4.4 million and $7.4 million, and loan prepayment penalty income of $710,000 and $4.5 million.

Index
Net interest margin decreased 53 basis points to 2.42% for the nine months ended March 31, 2023, from 2.95% for the nine months ended March 31, 2022 and reflected increases in the cost and average balance of interest-bearing liabilities, partially offset by increases in the average balance of and yield on interest-earning assets. The increased cost of interest-bearing liabilities and yield on interest-earning assets is the result of higher market interest rates that were caused by an increase in the federal funds target rate from 0% - 0.25% in March 2022 to 4.75% - 5.00% in March 2023.
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

	Nine Months Ended March 31,
	2023			2022
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$5,792,113	$171,103	3.94%	$4,836,189	$141,651	3.91%
Taxable investment securities(2)	1,534,083	39,119	3.40	1,627,160	23,831	1.95
Tax-exempt securities(2)	34,976	603	2.30	57,411	976	2.27
Other interest-earning assets(3)	111,150	3,207	3.85	81,078	1,261	2.07
Total interest-earning assets	7,472,322	214,032	3.82	6,601,838	167,719	3.39
Non-interest-earning assets	565,180			609,996
Total assets	$8,037,502			$7,211,834

Interest-bearing liabilities:
Interest-bearing demand	$2,359,328	$26,865	1.52	$2,037,725	$3,446	0.23
Savings	937,101	2,429	0.35	1,092,738	896	0.11
Certificates of deposit	2,092,514	22,643	1.44	1,714,448	6,951	0.54
Total interest-bearing deposits	5,388,943	51,937	1.29	4,844,911	11,293	0.31
Federal Home Loan Bank advances	1,011,104	25,671	3.39	655,080	10,387	2.11
Other borrowings	43,325	739	2.28	35,292	35	0.13
Borrowings	1,054,429	26,410	3.34	690,372	10,422	2.01
Total interest-bearing liabilities	6,443,372	78,347	1.62	5,535,283	21,715	0.52
Non-interest-bearing liabilities(4)	714,233			671,935
Total liabilities	7,157,605			6,207,218
Stockholders' equity	879,897			1,004,616
Total liabilities and stockholders' equity	$8,037,502			$7,211,834

Net interest income		$135,685			$146,004
Interest rate spread(5)			2.20%			2.87%
Net interest margin(6)			2.42%			2.95%
Ratio of interest-earning assets to interest-bearing liabilities	1.16			1.19
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
(4)Includes average balances of non-interest-bearing deposits of $656.4 million and $619.5 million for the nine months ended March 31, 2023 and 2022, respectively.
(5)Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(6)Net interest margin represents net interest income as a percentage of average interest-earning assets.

Index
Provision for Credit Losses. The provision for credit losses increased $14.5 million to a provision for credit losses of $2.8 million for the nine months ended March 31, 2023, compared to a reversal of credit losses of $11.7 million for the nine months ended March 31, 2022. The provision for the nine months ended March 31, 2023 was largely attributable to loan growth, partially offset by a reduction in the expected life of the loan portfolio and a net reduction in reserves on loans individually analyzed for impairment. By comparison, the reversal for the nine months ended March 31, 2022 was largely attributable to an improvement in our economic forecast, a reduction in the expected life of various segments of the loan portfolio and a net reduction in reserves on loans individually analyzed for impairment.
Additional information regarding the ACL and the associated provisions recognized during the nine months ended March 31, 2023 and 2022 is presented in Note 6 to the unaudited consolidated financial statements as well as the Comparison of Financial Condition at March 31, 2023 and June 30, 2022.
Non-Interest Income. Total non-interest income decreased $12.0 million to a loss of $915,000 for the nine months ended March 31, 2023.
Loss on sale and call of securities was $15.2 million during the nine months ended March 31, 2023 compared to a gain of $4,000 recorded during the prior comparative period. The loss was the result of a previously announced wholesale restructuring that involved the sale of $120.4 million of available for sale securities during the nine months ended March 31, 2023. The proceeds of the sale were reinvested in higher yielding securities.
Loss on sale of loans was $1.8 million for the nine months ended March 31, 2023 compared to a gain on sale of loans of $2.4 million during the comparative period. The current period included a loss of $2.5 million that resulted from the sale of a non-performing commercial mortgage loan held-for-sale. In addition, the decrease in gain on sale of loans reflected a decrease in the volume of loans sold between comparative periods.
Income from bank owned life insurance increased $2.4 million to $7.0 million for the nine months ended March 31, 2023. The increase is the result of payouts on life insurance policies.
Other non-interest income increased $4.4 million to $5.3 million for the nine months ended March 31, 2023. The increase in other non-interest income was primarily attributable to a non-recurring gain of $2.9 million from the sale of a former branch location and a $1.6 million increase in income from investment services. These increases were partially offset by $356,000 of non-recurring gains on asset disposals in the prior comparative period.
The remaining changes in the other components of non-interest income between comparative periods generally reflected normal operating fluctuations within those line items.
Non-Interest Expense. Total non-interest expense increased $2.9 million to $95.0 million for the nine months ended March 31, 2023. Non-interest expense for the nine months ended March 31, 2023 included $800,000 of branch consolidation expense, of which $250,000 was recorded in occupancy expense and $550,000 was recorded in other expense.
Salaries and employee benefits increased $2.4 million to $58.3 million for the nine months ended March 31, 2023. This increase was largely due to higher salary expense, an increase in incentive payments tied to loan origination volume and non-recurring severance expense resulting from a reduction in headcount. Partially offsetting these increases was a decrease in incentive compensation expense.
Net occupancy expense of premises decreased $1.8 million to $9.2 million for the nine months ended March 31, 2023. This decrease was primarily due to expenses recognized in the prior period including $1.5 million of non-recurring expenses related to the consolidation of three retail branch locations and an office facility and $250,000 related to facility repairs made in connection with damage incurred during Tropical Storm Ida. The current period includes $250,000 of non-recurring expenses related to the consolidation of two retail branch locations.
FDIC insurance premiums increased $2.0 million to $3.7 million for the nine months ended March 31, 2023. The increase was largely driven by asset growth.
The remaining changes in the other components of non-interest expense between comparative periods generally reflected normal operating fluctuations within those line items.
Provision for Income Taxes. Provision for income taxes decreased $12.4 million to $8.2 million for the nine months ended March 31, 2023 from $20.6 million for the nine months ended March 31, 2022.
The decrease in income tax expense reflected a lower level of pre-tax income as compared to the prior period.
Effective tax rates for the nine months ended March 31, 2023 and 2022 were 22.1% and 26.8%, respectively. The decrease in the effective tax rate was primarily due to lower full year projected taxable income, noted above, as well as non-taxable payouts on life insurance policies, noted above, during the nine months ended March 31, 2023.

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
At March 31, 2023, liquidity included $194.6 million of short-term cash and equivalents and $1.27 billion of investment securities available for sale. As of March 31, 2023, we had the capacity to borrow additional funds totaling $1.45 billion and $425.6 million from the FHLB of New York and FRB, respectively, without pledging additional collateral. We had the ability to pledge additional securities to borrow an additional $493.2 million at March 31, 2023. As of that same date, we also had access to unsecured overnight borrowings with other financial institutions totaling $895.0 million of which $70.0 million was outstanding.
At March 31, 2023, we had outstanding commitments to originate and purchase loans totaling $29.6 million while such commitments totaled $242.1 million at June 30, 2022. As of those same dates, our pipeline of loans held for sale included $14.9 million and $20.3 million, respectively, of loans in process whose terms included interest rate locks to borrowers that were paired with a best-efforts commitment to sell the loan to a buyer at a fixed price and within a predetermined timeframe after the sale commitment is established.
Construction loans in process and unused lines of credit were $76.8 million and $152.7 million, respectively, at March 31, 2023 compared to $109.0 million and $159.3 million, respectively, at June 30, 2022. We are also subject to the contingent liabilities resulting from letters of credit whose outstanding balances totaled $115,000 and $130,000, at March 31, 2023 and June 30, 2022, respectively.
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
The following table sets forth the Bank’s capital position at March 31, 2023 and June 30, 2022, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At March 31, 2023
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$688,824	12.53%	$439,926	8.00%	$549,908	10.00%
Tier 1 capital (to risk-weighted assets)	652,914	11.87%	329,945	6.00%	439,926	8.00%
Common equity tier 1 capital (to risk-weighted assets)	652,914	11.87%	247,458	4.50%	357,440	6.50%
Tier 1 capital (to adjusted total assets)	652,914	7.96%	328,061	4.00%	410,077	5.00%

	At June 30, 2022
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$672,274	13.10%	$410,429	8.00%	$513,036	10.00%
Tier 1 capital (to risk-weighted assets)	642,336	12.52%	307,822	6.00%	410,429	8.00%
Common equity tier 1 capital (to risk-weighted assets)	642,336	12.52%	230,866	4.50%	333,473	6.50%
Tier 1 capital (to adjusted total assets)	642,336	8.70%	295,163	4.00%	368,954	5.00%

Index
The following table sets forth the Company’s capital position at March 31, 2023 and June 30, 2022, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At March 31, 2023
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$771,355	14.02%	$440,077	8.00%
Tier 1 capital (to risk-weighted assets)	735,445	13.37%	330,058	6.00%
Common equity tier 1 capital (to risk-weighted assets)	735,445	13.37%	247,543	4.50%
Tier 1 capital (to adjusted total assets)	735,445	8.96%	328,278	4.00%

	At June 30, 2022
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$778,253	15.17%	$410,515	8.00%
Tier 1 capital (to risk-weighted assets)	748,315	14.58%	307,886	6.00%
Common equity tier 1 capital (to risk-weighted assets)	748,315	14.58%	230,914	4.50%
Tier 1 capital (to adjusted total assets)	748,315	10.14%	295,290	4.00%
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
Off-Balance Sheet Arrangements
In the normal course of our business of investing in loans and securities we are a party to financial instruments with off-balance-sheet risk. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to extend credit to meet the financing needs of our customers. We had no significant off-balance sheet commitments for capital expenditures as of March 31, 2023.
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
The following tables present the results of our internal EVE and NII analyses as of March 31, 2023 and June 30, 2022, respectively:

	March 31, 2023
			1 to 12 Months		13 to 24 Months
Change in Interest Rates	EVE	% Change in EVE	NII	% Change in NII	NII	% Change in NII
	(Dollars in Thousands)
+300 bps	$645,799	(25.39)%	$159,548	(6.53)%	$173,697	(4.53)%
+200 bps	706,618	(18.37)%	162,155	(5.00)%	173,607	(4.58)%
+100 bps	801,553	(7.40)%	167,108	(2.10)%	179,522	(1.33)%
0 bps	865,599	—	170,693	—	181,948	—
-100 bps	895,015	3.40%	170,696	—%	179,286	(1.46)%
-200 bps	884,083	2.14%	168,202	(1.46)%	171,489	(5.75)%
-300 bps	893,968	3.28%	165,561	(3.01)%	160,503	(11.79)%

	June 30, 2022
			1 to 12 Months		13 to 24 Months
Change in Interest Rates	EVE	% Change in EVE	NII	% Change in NII	NII	% Change in NII
	(Dollars in Thousands)
+300 bps	$1,089,795	(15.37)%	$178,865	(13.62)%	$214,839	(1.68)%
+200 bps	1,156,219	(10.21)%	187,601	(9.40)%	215,528	(1.36)%
+100 bps	1,239,935	(3.71)%	198,126	(4.32)%	219,594	0.50%
0 bps	1,287,700	—	207,069	—	218,501	—
-100 bps	1,272,203	(1.20)%	205,241	(0.88)%	204,568	(6.38)%

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
During the quarter ended March 31, 2023, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index
PART II
ITEM 1.    Legal Proceedings
At March 31, 2023, neither the Company nor the Bank were involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.
ITEM 1A.    Risk Factors
In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors represent a material update and addition to the risk factors previously disclosed in our Annual Report on Form 10- K for the year ended June 30, 2022, as filed with the Securities and Exchange Commission. To the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.
Our stock price may be negatively impacted by unrelated bank failures and negative depositor confidence in depository institutions. Further, if we were unable to adequately manage our liquidity, deposits, capital levels and interest rate risk, which have come under greater scrutiny in light of recent bank failures, it may have a material adverse effect on our financial condition and results of operations.
On March 9, 2023, Silvergate Bank, La Jolla, California, announced its decision to voluntarily liquidate its assets and wind down operations. On March 10, 2023, Silicon Valley Bank, Santa Clara, California, was closed by the California Department of Financial Protection and Innovation (the “DFPI”), on March 12, 2023, Signature Bank, New York, New York, was closed by the New York State Department of Financial Services and on May 1, 2023, First Republic Bank, San Francisco, California, was closed by the DFPI, and in each case the FDIC was appointed receiver for the failed institution. These banks had elevated levels of uninsured deposits, which may be less likely to remain at the bank over time and less stable as a source of funding than insured deposits. These failures led to volatility and declines in the market for bank stocks and questions about depositor confidence in depository institutions.
These events have led to a greater focus by institutions, investors and regulators on the on-balance sheet liquidity of and funding sources for financial institutions, the composition of its deposits, including the amount of uninsured deposits, the amount of accumulated other comprehensive loss, capital levels and interest rate risk management.
If we are unable to adequately manage our liquidity, deposits, capital levels and interest rate risk, it may have a material adverse effect on our financial condition and results of operations. We must maintain sufficient funds to respond to the needs of depositors and borrowers. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also receive funds from loan repayments, investment maturities and income on other interest-earning assets. While we emphasize the generation of low-cost core deposits as a source of funding, there is strong competition for such deposits in our market area. Additionally, deposit balances can decrease if customers perceive alternative investments as providing a better risk/return tradeoff. Accordingly, as a part of our liquidity management, we must use a number of funding sources in addition to deposits and repayments and maturities of loans and investments, which may include Federal Home Loan Bank of New York advances, federal funds purchased and brokered certificates of deposit. Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources.
Any decline in available funding could adversely impact our ability to originate loans, invest in securities, pay our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.
A lack of liquidity could also attract increased regulatory scrutiny and potential restraints imposed on us by regulators. Depending on the capitalization status and regulatory treatment of depository institutions, including whether an institution is subject to a supervisory prompt corrective action directive, certain additional regulatory restrictions and prohibitions may apply, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends and restrictions on the acceptance of brokered deposits.

Index
Our financial flexibility would be severely constrained if we were unable to maintain our access to funding or if adequate financing were not available at acceptable interest rates. Further, if we were required to rely more heavily on more expensive funding sources to support liquidity, our revenues may not increase proportionately to cover our increased costs. In this case, our operating margins and profitability would be adversely affected. If alternative funding sources were no longer available to us, we may need to sell a portion of our investment and/or loan portfolio to raise funds, which, depending upon market conditions, could result in us realizing a loss on the sale of such assets. As of March 31, 2023, we had a net unrealized loss of $141.1 million on our available-for-sale investment securities portfolio as a result of the rising interest rate environment. Our investment securities totaled $1.42 billion, or 17.0% of total assets, at March 31, 2023. The details of this portfolio are included in Note 4 to the unaudited consolidated financial statements.
The failure to address the federal debt ceiling in a timely manner, downgrades of the U.S. credit rating and uncertain credit and financial market conditions may affect the stability of securities issued or guaranteed by the federal government, which may affect the valuation or liquidity of our investment securities portfolio and increase future borrowing costs.
As a result of uncertain political, credit and financial market conditions, including the potential consequences of the federal government defaulting on its obligations for a period of time due to federal debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose credit default and liquidity risks. Given that future deterioration in the U.S. credit and financial markets is a possibility, no assurance can be made that losses or significant deterioration in the fair value of our U.S. government issued or guaranteed investments will not occur. At March 31, 2023, we had $732.7 million of mortgage-backed securities issued or guaranteed by government-sponsored enterprises. Downgrades to the U.S. credit rating could affect the stability of securities issued or guaranteed by the federal government and the valuation or liquidity of our portfolio of such investment securities, and could result in our counterparties requiring additional collateral for our borrowings. Further, unless and until U.S. political, credit and financial market conditions have been sufficiently resolved or stabilized, it may increase our future borrowing costs.
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities:
The following table reports information regarding repurchases of the Company’s common stock during the quarter ended March 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2023	—	$—	—	3,015,539
February 1-28, 2023	143,357	$9.95	143,357	2,872,182
March 1-31, 2023	554,929	$9.38	554,929	2,317,253

Total	698,286	$9.50	698,286	2,317,253
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
101
The following materials from the Company’s Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

KEARNY FINANCIAL CORP.

Date: May 5, 2023	By:	/s/ Craig L. Montanaro
Craig L. Montanaro
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2023	By:	/s/ Keith Suchodolski
Keith Suchodolski
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)