Form 10-K
period 2023-06-30
Kearny Financial Corp.
filed 2023-08-25
CIK 1617242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-K
___________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2023
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to
Commission File Number: 001-37399
___________________________________________________
KEARNY FINANCIAL CORP.
(Exact name of Registrant as specified in its Charter)
___________________________________________________

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
___________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of the voting and non-voting common equity held by non‑affiliates of the Registrant on December 30, 2022 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $627.7 million. Solely for purposes of this calculation, shares held by directors, executive officers and greater than 10% stockholders are treated as shares held by affiliates.
As of August 18, 2023 there were outstanding 65,214,903 shares of the Registrant’s Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
1.Portions of the definitive Proxy Statement for the Registrant’s 2023 Annual Meeting of Stockholders. (Part III)

KEARNY FINANCIAL CORP.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended June 30, 2023
i

PART I
Item 1. Business
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning. These forward-looking statements include, but are not limited to:
•statements of our goals, intentions and expectations;
•statements regarding our business plans, prospects, growth and operating strategies;
•statements regarding the quality of our loan and investment portfolios; and
•estimates of our risks and future costs and benefits.
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
The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:
•general economic conditions, either nationally or in our market areas, that are worse than expected;
•changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
•our ability to access cost-effective funding;
•fluctuations in real estate values and both residential and commercial real estate market conditions;
•demand for loans and deposits in our market area;
•our ability to implement changes in our business strategies;
•competition among depository and other financial institutions;
•inflation and changes in the interest rate environment that reduce our margins and yields, or reduce the fair value of financial instruments or reduce the origination levels in our lending business, or increase the level of defaults, losses and prepayments on loans we have made and make whether held in portfolio or sold in the secondary markets;
•adverse changes in the securities markets;
•changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•changes in monetary or fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;
•our ability to manage market risk, credit risk and operational risk in the current economic conditions;
•significant increases in our loan losses;
•our ability to enter new markets successfully and capitalize on growth opportunities;
•our ability to successfully integrate any assets, liabilities, clients, systems and management personnel we have acquired or may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
•changes in consumer demand, borrowing and savings habits;
•changes in accounting policies and practices, as may be adopted by bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
•our ability to retain key employees;
•technological changes;

•cyber-attacks, computer viruses and other technological risks that may breach the security of our websites or other systems to obtain unauthorized access to confidential information and destroy data or disable our systems;
•technological changes that may be more difficult or expensive than expected;
•the ability of third-party providers to perform their obligations to us;
•the ability of the U.S. Government to manage federal debt limits;
•changes in the financial condition, results of operations or future prospects of issuers of securities that we own; and
•other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing products and services described elsewhere in this Annual Report on Form 10-K.
Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.
General
Kearny Financial Corp. (the “Company,” or “Kearny Financial”), is a Maryland corporation that is the holding company for Kearny Bank (the “Bank” or “Kearny Bank”), a nonmember New Jersey-chartered savings bank.
The Company is a unitary savings and loan holding company, regulated by the Board of Governors of the Federal Reserve Bank (“FRB”) and conducts no significant business or operations of its own. The Bank’s deposits are federally insured by the Deposit Insurance Fund as administered by the Federal Deposit Insurance Corporation (“FDIC”) and the Bank is primarily regulated by the New Jersey Department of Banking and Insurance (“NJDBI”) and, as a nonmember bank, the FDIC. References in this Annual Report on Form 10‑K to the Company or Kearny Financial generally refer to the Company and the Bank, unless the context indicates otherwise. References to “we,” “us,” or “our” refer to the Bank or Company, or both, as the context indicates.
The Company’s primary business is the ownership and operation of the Bank. The Bank is principally engaged in the business of attracting deposits from the general public and using these deposits, together with other funds, to originate or purchase loans for its portfolio and for sale into the secondary market. Our loan portfolio is primarily comprised of loans collateralized by commercial and residential real estate augmented by secured and unsecured loans to businesses and consumers. We also maintain a portfolio of investment securities, primarily comprised of U.S. agency mortgage-backed securities, obligations of state and political subdivisions, corporate bonds, asset-backed securities and collateralized loan obligations.
We operate from our administrative headquarters in Fairfield, New Jersey and other administrative locations throughout the state of New Jersey. As of June 30, 2023, we had 43 branch offices. The Company maintains a website at www.kearnybank.com. We make available through that website, free of charge, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports and proxy materials as soon as is reasonably practicable after the Company electronically files those materials with, or furnishes them to, the Securities and Exchange Commission. You may access these materials by following the links under “Investor Relations” under the “Financial Information” tab at the Company’s website. Information on the Company’s website is not and should not be considered a part of this Annual Report on Form 10-K.

Business Strategy
We have evolved our business model from that of a traditional thrift into that of a full-service community bank. This evolution has been accomplished by growing our commercial loans and deposits, expanding our product and service offerings, de-novo branching and the acquisition of other financial institutions. During this time, our strategy has been largely focused on profitably deploying capital and enhancing earnings through a variety of balance sheet growth and diversification strategies. The key components of our business strategy are as follows:
•Maintain Robust Capital and Liquidity Levels
As demonstrated by the June 30, 2023 Tier 1 Leverage ratios of the Company and the Bank of 9.07% and 8.15%, respectively, we currently maintain, and plan to continue to maintain, capital levels in excess of regulatory minimums and internal capital adequacy guidelines.
In addition to our robust capital levels, we maintain significant sources of both on- and off-balance sheet liquidity and plan to continue to do so. At June 30, 2023, our liquid assets included $70.5 million of short-term cash and equivalents supplemented by $1.23 billion of investment securities classified as available for sale which can be readily sold or pledged as collateral, if necessary. In addition, we had the capacity to borrow additional funds totaling $990.0 million via unsecured overnight borrowings from other financial institutions and $1.55 billion and $415.0 million from the Federal Home Loan Bank of New York and FRB, respectively, without pledging additional collateral.
•Continue Our Technology Transformation
Given the ongoing evolution of our business towards digital channels, we have invested significant human resources and capital towards enhancing both our internal and client-facing technology systems. Our ongoing technology transformation will impact nearly every area of the Company including the residential and commercial lending functions, retail deposit gathering, risk management and back office operations. In fiscal 2024, we plan to accelerate our digital strategy, spearheaded by the adoption of a cloud-based, best-in-breed digital banking platform, and continue to serve our clients’ needs in an omnichannel environment while expanding our products and services into new markets in an efficient and cost-effective manner.
•Focus on Relationship Banking and Core Deposits
We focus on the acquisition and retention of core non-maturity deposit accounts and expanding customer relationships. Our philosophy is to provide superior, personalized service to our clients. In addition, we intend to increase core non-maturity deposit accounts by growing business banking relationships through expanded product lines tailored to meet our target business customers’ needs. Core non-maturity deposit accounts totaled $3.61 billion at June 30, 2023, representing 64.2% of total deposits.
•Improve Our Operating Efficiency
In recent years, our operating efficiency has improved both organically and via economies of scale gained from merger and acquisition activity. Exclusive of potential future acquisitions, we plan to continue to improve operating efficiency through organic means, such as the increased use of technology and the continual evaluation of our branch network. We plan to continue to evaluate and optimize the performance of our existing branch network through additional branch consolidations, where appropriate. Such efforts will take into consideration historical branch profitability, market demographic trajectory, geographic proximity of consolidating branches and the expected impact on the Bank’s clients and communities served.
During the year ended June 2023, we announced the adoption of a company-wide operating efficiency initiative that included the optimization and reduction of vendor spend, the automation or outsourcing of routine activities, and the realignment of our workforce. The result was an improvement in our non-interest expense to average assets ratio to 1.53% during the year ended June 30, 2023 from 1.73% during the year ended June 30, 2022.
Market Area. At June 30, 2023, our primary market area consisted of the counties in which we currently operate branches, including Bergen, Essex, Hudson, Middlesex, Monmouth, Morris, Ocean, Passaic, Somerset and Union counties in New Jersey and Kings (Brooklyn) and Richmond (Staten Island) counties in New York. Our lending is concentrated in New Jersey and New York and our predominant sources of deposits are the communities in which our offices are located as well as the neighboring communities.

Competition. We operate in a highly competitive market area with a large concentration of financial institutions and we face substantial competition in attracting deposits and in originating loans. A number of our competitors are significantly larger institutions with greater financial and technological resources and lending limits. Our ability to compete successfully is a significant factor affecting our growth potential and profitability. Our competition for deposits and loans comes from other insured depository institutions located in our primary market area as well as out-of-market depository institutions operating via online channels and from non-depository institutions including mortgage banks, finance companies, insurance companies, brokerage firms and financial technology companies.
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

	At June 30,
	2023		2022
	Amount	Percent	Amount	Percent
	(Dollars In Thousands)
Commercial loans:
Multi-family mortgage	$2,761,775	47.21%	$2,409,090	44.31%
Nonresidential mortgage	968,574	16.56	1,019,838	18.76
Commercial business	146,861	2.51	176,807	3.25
Construction	226,609	3.87	140,131	2.58
One- to four-family residential mortgage	1,700,559	29.07	1,645,816	30.27
Consumer loans:
Home equity loans	43,549	0.74	42,028	0.78
Other consumer	2,549	0.04	2,866	0.05
Total loans	5,850,476	100.00%	5,436,576	100.00%
Less:
Allowance for credit losses	48,734		47,058
Unaccreted yield adjustments	21,055		18,731
Total adjustments	69,789		65,789

Total loans, net	$5,780,687		$5,370,787

The following table sets forth the composition of our real estate secured loans indicating the loan-to-value (“LTV”), by loan category, at June 30, 2023 and 2022:

	June 30, 2023		June 30, 2022
	Balance	LTV	Balance	LTV
	(Dollars in Thousands)
Commercial mortgage loans:
Multi-family mortgage	$2,761,775	64%	$2,409,090	64%
Nonresidential mortgage	968,574	54%	1,019,838	54%
Construction	226,609	58%	140,131	61%
Total commercial mortgage loans	3,956,958	61%	3,569,059	61%

One- to four-family residential mortgage	1,700,559	62%	1,645,816	62%

Consumer loans:
Home equity loans	43,549	49%	42,028	46%

Total mortgage loans	$5,701,066	61%	$5,256,903	61%
Loan Maturity Schedule. The following table sets forth the maturities of our loan portfolio at June 30, 2023. Demand loans, loans having no stated maturity and overdrafts are shown as due in one year or less. Loans are stated in the following table at contractual maturity and actual maturities could differ due to prepayments.

	Amounts Due
	Within One Year	1 to 5 Years	5 to 15 Years	Over 15 Years	Total Due After One Year	Total
	(In Thousands)
Multi-family mortgage	$90,918	$871,298	$1,691,671	$107,888	$2,670,857	$2,761,775
Nonresidential mortgage	75,890	367,515	432,710	92,459	892,684	968,574
Commercial business	59,165	37,703	45,855	4,138	87,696	146,861
Construction	192,382	31,266	—	2,961	34,227	226,609
One- to four-family residential mortgage	4,602	42,899	215,164	1,437,894	1,695,957	1,700,559
Home equity loans	270	6,074	26,198	11,007	43,279	43,549
Other consumer	987	263	18	1,281	1,562	2,549
Total loans	$424,214	$1,357,018	$2,411,616	$1,657,628	$5,426,262	$5,850,476

The following table shows the loans as of June 30, 2023 due after June 30, 2024 according to rate type and loan category:

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)
Multi-family mortgage	$2,004,363	$666,494	$2,670,857
Nonresidential mortgage	569,901	322,783	892,684
Commercial business	52,934	34,762	87,696
Construction	1,094	33,133	34,227
One- to four-family residential mortgage	1,570,705	125,252	1,695,957
Home equity loans	24,997	18,282	43,279
Other consumer	508	1,054	1,562

Total loans	$4,224,502	$1,201,760	$5,426,262
Multi-Family and Nonresidential Real Estate Mortgage Loans. At June 30, 2023, multi-family mortgage loans totaled $2.76 billion, or 47.2% of our loan portfolio, while nonresidential mortgage loans totaled $968.6 million, or 16.6% of our loan portfolio. We originate commercial mortgage loans on a variety of multi-family and nonresidential property types, including loans on mixed-use properties which combine residential and commercial space. We generally offer fixed-rate and adjustable-rate balloon mortgage loans on multi-family and nonresidential properties with final stated maturities ranging from three to 15 years with amortization terms which generally range from 15 to 30 years. Our commercial mortgage loans are primarily secured by properties located in New Jersey, New York and the surrounding states.
Commercial Business (C&I) Loans. At June 30, 2023, commercial business loans totaled $146.9 million, or 2.5% of our loan portfolio. We originate commercial term loans and lines of credit to a variety of clients in our market area. Our commercial term loans generally have terms of up to 10 years. Our commercial lines of credit have terms of up to one year and are generally floating-rate loans.
Construction Lending. At June 30, 2023, construction loans totaled $226.6 million, or 3.9% of our loan portfolio. Our construction lending includes loans to individuals, builders or developers for the construction of multi-family residential buildings or commercial real estate or for the construction or renovation of one- to four-family residences. Construction borrowers must hold title to the land free and clear of any liens. Financing for construction loans is limited to 80% of the anticipated appraised value of the completed property. Disbursements are made in accordance with inspection reports by our approved appraisal firms. Terms of financing are generally limited to one year with an interest rate tied to the prime rate and may include a premium of one or more points. In some cases, we convert a construction loan to a permanent mortgage loan upon completion of construction. We have no formal limits as to the number of projects a builder has under construction or development and make a case-by-case determination on loans to builders and developers who have multiple projects under development.
One- to Four-Family Residential Mortgage Loans Held in Portfolio. At June 30, 2023, one- to four-family residential mortgage loans totaled $1.70 billion, or 29.1% of our loan portfolio. At June 30, 2023, $1.58 billion, or 93.1%, of our one- to four-family residential mortgage loans were secured by properties located within New Jersey and New York with the remaining $117.6 million, or 6.9%, secured by properties in other states. The fixed-rate residential mortgage loans that we originate for portfolio generally meet the secondary mortgage market standards of the Federal Home Loan Mortgage Corporation (“Freddie Mac”). In addition, we offer a first-time homebuyer program which provides financial incentives for persons who have not previously owned real estate and are purchasing a one- to four-family property in our primary lending area for use as a primary residence.
One- to Four-Family Residential Mortgage Loans Held for Sale. As a complement to our residential one- to four-family portfolio lending activities, we operate a mortgage banking platform which supports the origination of one- to four-family mortgage loans for sale into the secondary market. The loans we originate for sale generally meet the secondary mortgage market standards of Freddie Mac. Such loans are generally originated by, and sourced from, the same resources and markets as those loans originated and held in our portfolio. Our mortgage banking business strategy resulted in the recognition of $760,000 in gains associated with the sale of $103.8 million of mortgage loans held for sale during the year ended June 30, 2023. As of that date, an additional $9.6 million of loans were held and committed for sale into the secondary market.
Home Equity Loans. At June 30, 2023, home equity loans totaled $43.5 million, or 0.7% of our loan portfolio. Our home equity loans are fixed-rate loans for terms of generally up to 20 years. We also offer fixed-rate and adjustable-rate home equity lines of credit with terms of up to 20 years.

Other Consumer Loans. At June 30, 2023, other consumer loans totaled $2.5 million, or 0.04% of our loan portfolio. Our consumer loan portfolio includes unsecured overdraft lines of credit and personal loans as well as loans secured by savings accounts and certificates of deposit on deposit with the Bank.
Loans to One Borrower. New Jersey law generally limits the amount that a savings bank may lend to a single borrower and related entities to 15% of the institution’s capital funds. Accordingly, as of June 30, 2023, our legal loans to one borrower limit was approximately $104.3 million.
At June 30, 2023, our largest single borrower had an aggregate outstanding loan exposure of approximately $98.9 million comprising six multi-family mortgage loans. At June 30, 2023, this lending relationship was current and performing in accordance with the terms of their loan agreements.
Loan Originations, Purchases, Sales and Repayments. The following table shows the principal balances of portfolio loans originated, purchased, acquired and repaid during the periods indicated:

	For the Years Ended June 30,
	2023	2022	2021
	(In Thousands)
Loan originations: (1)
Commercial loans:
Multi-family mortgage	$602,206	$911,021	$256,223
Nonresidential mortgage	114,184	231,159	96,238
Commercial business	91,803	140,051	104,628
Construction	87,669	86,448	50,382
One- to four-family residential mortgage	197,839	415,602	553,194
Consumer loans:
Home equity loans	26,014	18,634	15,804
Other consumer	1,095	1,167	1,227
Total loan originations	1,120,810	1,804,082	1,077,696
Loan purchases:
Commercial loans:
Multi-family mortgage	—	55,847	—
Nonresidential mortgage	—	—	21,351
Commercial business	46	146	251
One- to four-family residential mortgage	656	67,396	60,105
Total loan purchases	702	123,389	81,707
Loans acquired from MSB (2)	—	—	530,693
Loan sales:(1)
Commercial business	(655)	(1,035)	(44,450)
Total loans sold	(655)	(1,035)	(44,450)

Loan repayments	(706,860)	(1,343,081)	(1,311,576)
Decrease due to other items	(4,097)	(5,797)	(1,911)

Net increase in loan portfolio	$409,900	$577,558	$332,159
________________________________________
(1)Excludes origination and sales of one- to four-family mortgage loans held for sale.
(2)For information on loans acquired in the MSB acquisition, see Note 3 to the audited consolidated financial statements.
Additional information about our loans is presented in Note 5 to the audited consolidated financial statements.
Loan Approval Procedures and Authority. Senior management recommends, and the Board of Directors approves, our lending policies and loan approval limits. The Bank’s Loan Committee consists of the Chief Executive Officer, Chief Lending Officer, Chief Credit Officer, Chief Risk Officer and other members of senior management. Loans which exceed certain thresholds, as defined within our policies, are submitted to the Bank’s Loan Committee and/or Board of Directors for approval.

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

Nonperforming Assets. The following table provides information regarding our nonperforming assets which are comprised of nonaccrual loans, accruing loans 90 days or more past due, nonaccrual loans held-for-sale and other real estate owned:

	At June 30,
	2023	2022
	(Dollars In Thousands)
Nonaccrual loans (1)	$42,627	$70,321
Accruing loans 90 days or more past due	—	—
Total nonperforming loans	42,627	70,321
Nonaccrual loans held-for-sale	—	21,745
Other real estate owned	12,956	178
Total nonperforming assets	$55,583	$92,244
Total nonaccrual loans to total loans	0.73%	1.30%
Total nonperforming loans to total loans	0.73%	1.30%
Total nonperforming loans to total assets	0.53%	0.91%
Total nonperforming assets to total assets	0.69%	1.19%
________________________________________
(1)TDRs on accrual status not included above totaled $10.5 million and $8.7 million at June 30, 2023 and 2022, respectively.
Total nonperforming assets decreased by $36.7 million to $55.6 million at June 30, 2023 from $92.2 million at June 30, 2022. For those same comparative periods, the number of nonperforming loans decreased to 45 loans from 61 loans. There was one property in other real estate owned at June 30, 2023 and 2022, respectively. All nonaccrual loans held-for sale at June 30, 2022 were sold during the year ended June 30, 2023.
At June 30, 2023 and 2022, we had loans with aggregate outstanding balances totaling $17.4 million and $22.2 million, respectively, reported as TDRs.
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
Additional information about our classification of assets is presented in Note 5 to the audited consolidated financial statements.
The following table discloses our designation of certain loans as special mention or adversely classified during each of the two years presented:

	At June 30,
	2023	2022
	(In Thousands)
Special mention	$17,674	$12,740
Substandard	75,777	81,650
Doubtful	75	165
Total classified loans	$93,526	$94,555
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
Allowance for Credit Losses - Loans
On July 1, 2020, we adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which replaced the incurred loss methodology with an expected loss methodology, referred to as the “CECL” methodology. See Note 1 to the audited consolidated financial statements for additional information on the adoption of Topic 326.
A description of our methodology in establishing our allowance for credit losses is set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Allowance for Credit Losses.”
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
Our allowance for credit losses is maintained at a level necessary to cover lifetime expected credit losses in financial assets at the balance sheet date. The following table presents allowance for credit losses ratios, along with the components of their calculation, for the periods indicated:

	At June 30,
	2023	2022
	(Dollars in Thousands)
Allowance for credit losses - loans	$48,734	$47,058
Total loans outstanding	$5,850,476	$5,436,576
Total non-performing loans	$42,627	$70,321
Allowance for credit losses as a percent of total loans outstanding	0.83%	0.87%
Allowance for credit losses to non-performing loans	114.33%	66.92%

The following table presents the ratio of net charge-offs (recoveries) to average loans outstanding by loan category, along with the components of the calculation, for the periods indicated:

	For the Years Ended June 30,
	2023			2022			2021
	Net charge-offs (recoveries)	Average loans outstanding	Net charge- offs as a percent of average loans outstanding	Net charge-offs (recoveries)	Average loans outstanding	Net charge- offs as a percent of average loans outstanding	Net charge-offs	Average loans outstanding	Net charge- offs as a percent of average loans outstanding
	(Dollars in Thousands)
Multi-family mortgage	$493	$2,718,428	0.02%	$1,896	$2,056,595	0.09%	$—	$2,075,450	0.00%
Nonresidential mortgage	39	1,005,943	0.00%	1,834	1,036,205	0.18%	80	1,104,052	0.01%
Commercial business	335	188,794	0.18%	33	190,023	0.02%	1,429	223,518	0.64%
Construction	—	176,185	0.00%	—	105,095	0.00%	—	76,309	0.00%
One- to four-family residential mortgage	(2)	1,683,929	—%	(147)	1,487,208	(0.01)%	9	1,331,779	0.00%
Home equity loans	—	66,479	—%	(27)	67,849	(0.04)%	32	88,961	0.04%
Other consumer	(55)	2,805	(1.96)%	—	2,993	0.00%	32	4,048	0.79%
Unaccreted yield adjustments	—	(15,440)	0.00%	—	(23,568)	0.00%	—	(37,681)	0.00%
Total	$810	$5,827,123	0.01%	$3,589	$4,922,400	0.07%	$1,582	$4,866,436	0.03%
Our loan portfolio experienced an annualized net charge-off rate of 0.01% for the year ended June 30, 2023, a decrease of six basis points from the 0.07% rate for the year ended June 30, 2022.

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

	At June 30,
	2023		2022
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars In Thousands)
Multi-family mortgage	$26,362	47.21%	$25,321	44.31%
Nonresidential mortgage	8,953	16.56	10,590	18.76
Commercial business	1,440	2.51	1,792	3.25
Construction	1,336	3.87	1,486	2.58
One- to four-family residential mortgage	10,237	29.07	7,540	30.27
Home equity loans	338	0.74	245	0.78
Other consumer	68	0.04	84	0.05
Total	$48,734	100.00%	$47,058	100.00%
At June 30, 2023, the ACL totaled $48.7 million, or 0.83% of total loans, reflecting an increase of $1.7 million from $47.1 million, or 0.87% of total loans, at June 30, 2022. The increase was largely attributable to a provision for credit losses of $2.5 million, primarily driven by loan growth, partially offset by a reduction in the expected life of the loan portfolio. Partially offsetting the provision for credit losses were net charge-offs of $810,000.
The ACL at June 30, 2023 is maintained at a level that is management’s best estimate of lifetime expected credit losses inherent in loans at the balance sheet date. The ACL is subject to estimates and assumptions that are susceptible to significant revisions as more information becomes available and as events or conditions effecting individual borrowers and the marketplace as a whole change over time. Additions to the ACL may be necessary if the future economic environment deteriorates from forecasted conditions. In addition, the banking regulators, as an integral part of their examination process, periodically review our loan and foreclosed real estate portfolios, related ACL and valuation allowance for foreclosed real estate. The regulators may require the ACL to be increased based on their review of information available at the time of the examination, which may negatively affect our earnings.
Additional information about the ACL at June 30, 2023 and 2022 is presented in Note 6 to the audited consolidated financial statements.
Investment Securities
At June 30, 2023, our investment securities portfolio totaled $1.37 billion and comprised 17.0% of our total assets. By comparison, at June 30, 2022, our securities portfolio totaled $1.46 billion and comprised 18.9% of our total assets. Additional information about our investment securities at June 30, 2023 is presented in Note 4 to the audited consolidated financial statements.
The year-over-year net decrease in the securities portfolio totaled $88.2 million which largely reflected repayments and sales that were partially offset by purchases. The decrease in the portfolio included a $38.1 million decrease in the fair value of the available for sale securities portfolio to an unrealized loss of $156.1 million at June 30, 2023 from an unrealized loss of $118.0 million at June 30, 2022.
Our investment policy, which is approved by the Board of Directors, is designed to foster earnings and manage cash flows within prudent interest rate risk and credit risk guidelines, taking into consideration our liquidity needs, asset/liability management goals, and performance objectives. Our Chief Executive Officer, Chief Financial Officer, Chief Risk Officer and Treasurer/Chief Investment Officer are the senior management members of our Capital Markets Committee that are designated by the Board of Directors as the officers primarily responsible for securities portfolio management and all transactions require the approval of at least two of these designated officers.
The investments authorized for purchase under the investment policy approved by our Board of Directors include U.S. government and agency mortgage-backed securities, U.S. government agency debentures, municipal obligations, corporate bonds, asset-backed securities, collateralized loan obligations and subordinated debt.

The carrying value of our mortgage-backed securities totaled $710.0 million at June 30, 2023 and comprised 51.7% of total investments and 8.8% of total assets as of that date. We generally invest in mortgage-backed securities issued by U.S. government agencies or government-sponsored entities. Mortgage-backed securities issued or sponsored by U.S. government agencies and government-sponsored entities are guaranteed as to the payment of principal and interest to investors.
The carrying value of our securities representing obligations of state and political subdivisions totaled $16.1 million at June 30, 2023 and comprised 1.2% of total investments and less than 1.0% of total assets as of that date. Such securities primarily included highly-rated, fixed-rate bank-qualified securities representing general obligations of municipalities located within the U.S. or the obligations of their related entities such as boards of education or school districts. Each of our municipal obligations were consistently rated by Moody’s and S&P well above the thresholds that generally support our investment grade assessment with such ratings equaling A- or higher by S&P or A2 or higher by Moody’s, where rated by those agencies. In the absence of, or as a complement to, such ratings, we rely upon our own internal analysis of the issuer’s financial condition to validate its investment grade assessment.
The carrying value of our asset-backed securities totaled $136.2 million at June 30, 2023 and comprised 9.9% of total investments and 1.7% of total assets as of that date. This category of securities is comprised entirely of structured, floating-rate securities representing securitized federal education loans with 97% U.S. government guarantees. Our securities represent the highest credit-quality tranches within the overall structures with each being rated AA+ or higher by S&P or Aa1 or higher by Moody’s, where rated by those agencies.
The outstanding balance of our collateralized loan obligations totaled $377.0 million at June 30, 2023 and comprised 27.4% of total investments and 4.7% of total assets as of that date. This category of securities is comprised entirely of structured, floating-rate securities representing securitized commercial loans to large, U.S. corporations. At June 30, 2023, each of our collateralized loan obligations were consistently rated by Moody’s and/or S&P well above the thresholds that generally support our investment grade assessment with such ratings equaling AAA by S&P or Aaa by Moody’s, where rated by those agencies.
The carrying value of our corporate bonds totaled $135.0 million at June 30, 2023 and comprised 9.8% of total investments and 1.7% of total assets as of that date. This category of securities is comprised of two floating-rate corporate debt obligations issued by large financial institutions and subordinated debt representing profitable, well-capitalized, small- to mid-sized community banks located mainly in the mid-Atlantic region of the U.S. At June 30, 2023, corporate bonds issued by large financial institutions were consistently rated by Moody’s and S&P well above the thresholds that generally support our investment grade assessment with such ratings equaling BBB- or higher by S&P or Baa3 or higher by Moody’s, where rated by those agencies.
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
We do not currently use or maintain a trading account. Securities not classified as held to maturity are classified as available for sale. These securities are reported at fair value and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as adjustments to accumulated other comprehensive income (loss), a separate component of equity. As of June 30, 2023, our available for sale securities portfolio had a carrying value of $1.23 billion or 89.3% of our total securities with the remaining $146.5 million or 10.7% of securities were classified as held to maturity.
Other than securities issued or guaranteed by the U.S. government or its agencies, we did not hold securities of any one issuer having an aggregate book value in excess of 10% of our equity at June 30, 2023. All of our securities carry market risk insofar as increases in market interest rates have caused, and may continue to cause, a decrease in their market value. We believe that unrealized and unrecognized losses on securities held at June 30, 2023, are a function of changes in market interest rates and credit spreads, not changes in credit quality. Therefore, no allowance for credit losses was recorded at that time.
During the year ended June 30, 2023, proceeds from sales of securities available for sale totaled $105.2 million and resulted in no gross gains and gross losses of $15.2 million. During the year ended June 30, 2022, proceeds from sales of securities available for sale totaled $100.3 million and resulted in no gross gains and gross losses of $565,000. During the year ended June 30, 2021, proceeds from sales of securities available for sale totaled $98.1 million and resulted in gross gains of $1.2 million and gross losses of $470,000. There were no sales of held to maturity securities during the years ended June 30, 2023, 2022 and 2021.

The following table sets forth the carrying value of our securities portfolio at the dates indicated:

	At June 30,
	2023	2022
	(In Thousands)
Debt securities available for sale:
Obligations of state and political subdivisions	$—	$28,435
Asset-backed securities	136,170	166,557
Collateralized loan obligations	376,996	307,813
Corporate bonds	135,018	153,397
Total debt securities available for sale	648,184	656,202

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	—	7,122
Residential pass-through securities	436,151	514,758
Commercial pass-through securities	143,394	166,011
Total mortgage-backed securities available for sale	579,545	687,891

Total securities available for sale	1,227,729	1,344,093

Debt securities held to maturity:
Obligations of state and political subdivisions	16,051	21,159
Total debt securities held to maturity	16,051	21,159

Mortgage-backed securities held to maturity:
Residential pass-through securities	118,166	84,851
Commercial pass-through securities	12,248	12,281
Total mortgage-backed securities held to maturity	130,414	97,132

Total securities held to maturity	146,465	118,291

Total securities	$1,374,194	$1,462,384

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of our securities portfolio at June 30, 2023. This table shows contractual maturities and does not reflect re-pricing or the effect of prepayments. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. At June 30, 2023, securities with a carrying value of $40.4 million are callable within one year.

	At June 30, 2023
	One Year or Less		One to Five Years		Five to Ten Years		More Than Ten Years		Total Securities
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Fair Market Value
	(Dollars In Thousands)
Debt securities:
Obligations of state and political subdivisions	$3,386	2.18%	$12,054	2.26%	$611	2.35%	$—	—%	$16,051	2.25%	$15,730
Asset-backed securities	—	—	—	—	31,992	6.65	104,178	6.50	136,170	6.53	136,170
Collateralized loan obligations	—	—	—	—	201,231	6.73	175,765	7.24	376,996	6.97	376,996
Corporate bonds	—	—	21,526	7.63	106,367	3.95	7,125	3.72	135,018	4.44	135,018

Mortgage-backed securities:
Residential pass-through securities (1)	—	—	—	—	—	—	554,317	2.29	554,317	2.29	541,581
Commercial pass-through securities (1)	—	—	—	—	12,248	1.79	143,394	3.48	155,642	3.36	153,403
Total securities	$3,386	2.18%	$33,580	5.72%	$352,449	5.61%	$984,779	3.67%	$1,374,194	4.19%	$1,358,898
________________________________________
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
Our liquidity could be reduced if a significant amount of certificates of deposit maturing within a short period were not renewed. At June 30, 2023 and 2022, certificates of deposit maturing within one year were $1.90 billion and $1.47 billion, respectively. Historically, a significant portion of the certificates of deposit remain with us after they mature.
At June 30, 2023, $1.42 billion or 70.6% of our certificates of deposit were certificates of $100,000 or more compared to $1.33 billion or 70.2% at June 30, 2022. Excluding brokered certificates of deposit, $783.7 million or 56.9% of our certificates of deposit were certificates of $100,000 or more at June 30, 2023. The general level of market interest rates and money market conditions significantly influence deposit inflows and outflows. The effects of these factors are particularly pronounced on deposit accounts with larger balances. In particular, certificates of deposit with balances of $100,000 or greater are traditionally viewed as being a more volatile source of funding than comparatively lower balance certificates of deposit or non-maturity transaction accounts. In order to retain certificates of deposit with balances of $100,000 or more, we may have to pay a premium rate, resulting in an increase in our cost of funds. To the extent that such deposits do not remain with us, they may need to be replaced with wholesale funding.
Our sources of wholesale funding included brokered certificates of deposit and listing service certificates of deposit whose balances totaled approximately $635.3 million and $5.2 million, or 11.3% and 0.1% of total deposits, respectively, at June 30, 2023. We utilize brokered certificates of deposit and listing service certificates of deposits as alternatives to other forms of wholesale funding, including borrowings, when interest rates and market conditions favor the use of such deposits. For a portion of our short-term brokered certificates of deposit we utilized interest rate contracts to effectively extend their duration and to fix their cost.

The following table sets forth the distribution of average deposits for the periods indicated and the weighted average nominal interest rates for each period on each category of deposits presented:

	For the Years Ended June 30,
	2023			2022			2021
	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate
	(Dollars In Thousands)
Non-interest-bearing deposits	$644,543	10.79%	—%	$624,666	11.37%	—%	$518,149	9.88%	—%
Interest-bearing demand	2,349,802	39.33	1.73	2,067,200	37.64	0.25	1,726,190	32.92	0.41
Savings	896,651	15.00	0.37	1,088,971	19.83	0.11	1,066,794	20.35	0.31
Certificates of deposit	2,083,864	34.88	1.64	1,711,276	31.16	0.52	1,931,887	36.85	1.10
						.
Total average deposits	$5,974,860	100.00%	1.31%	$5,492,113	100.00%	0.28%	$5,243,020	100.00%	0.60%
As of June 30, 2023 and 2022, the aggregate amount of certificates of deposit of $250,000 and over was $883.7 million and $897.4 million, respectively. The following table presents the time remaining until maturity of those certificates of deposit as of June 30, 2023:

At June 30,
2023
(In Thousands)
Maturity Period
Within three months	$555,894
Three through six months	200,167
Six through twelve months	115,125
Over twelve months	12,509

Total certificates of deposit	$883,695
The following table sets forth the amount and maturities of certificates of deposit at June 30, 2023:

	At June 30, 2023
	Within One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years to Four Years	Over Four Years to Five Years	Over Five Years	Total
	(In Thousands)
Interest Rate
0.00 - 0.99%	$180,989	$45,910	$22,381	$13,389	$7,497	$—	$270,166
1.00 - 1.99%	54,015	11,217	445	234	93	—	66,004
2.00 - 2.99%	615,122	13,885	329	152	—	86	629,574
3.00 - 3.99%	339,860	241	—	—	—	5,496	345,597
4.00 - 4.99%	503,628	64	—	—	—	—	503,692
5.00 - 5.99%	202,518	—	—	—	—	—	202,518

Total certificates of deposit	$1,896,132	$71,317	$23,155	$13,775	$7,590	$5,582	$2,017,551
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
At June 30, 2023, we had $1.28 billion of FHLB advances outstanding, excluding a net fair value adjustment of $688,000, at a weighted average interest rate of 4.92%. At June 30, 2022, we had $652.5 million of FHLB advances outstanding, excluding a net fair value adjustment of $1.2 million, at a weighted average interest rate of 2.17%.
Our FHLB advances mature as follows:

	At June 30,
	2023	2022
	(In Thousands)
By remaining period to maturity:
Less than one year	$972,500	$520,000
One to two years	103,500	22,500
Two to three years	6,500	103,500
Three to four years	—	6,500
Four to five years	200,000	—
Greater than five years	—	—
Total advances	1,282,500	652,500
Fair value adjustments	(688)	(1,163)
Total advances, net of fair value adjustments	$1,281,812	$651,337
At June 30, 2023, we utilized interest rate contracts to effectively extend the duration and fix the cost of our FHLB advances maturing in less than one year.
Based upon the market value of investment securities and mortgage loans that are posted as collateral for FHLB advances at June 30, 2023, we are eligible to borrow up to an additional $1.55 billion of advances from the FHLB as of that date. We are further authorized to post additional collateral in the form of other unencumbered investments securities and eligible mortgage loans that may expand our borrowing capacity with the FHLB up to 30% of our total assets. Additional borrowing capacity up to 50% of our total assets may be authorized with the approval of the FHLB’s Board of Directors or Executive Committee.
In addition, we had the capacity to borrow additional funds totaling $990.0 million via unsecured overnight borrowings from other financial institutions and $415.0 million from the FRB without pledging additional collateral.
The balance of borrowings at June 30, 2023 included overnight line of credit borrowings from the FHLB totaling $125.0 million and unsecured overnight borrowings from other financial institutions totaling $100.0 million.
Interest Rate Derivatives and Hedging
We utilize derivative instruments in the form of interest rate swaps, caps and floors to hedge our exposure to interest rate risk in conjunction with our overall asset/liability management process. In accordance with accounting requirements, we formally designate all of our hedging relationships as either fair value hedges or cash flow hedges, and document the strategy for undertaking the hedge transactions and its method of assessing ongoing effectiveness.
At June 30, 2023, our derivative instruments were comprised of interest rate swaps, caps and a floor with a total notional amount of $2.23 billion. These instruments are intended to manage the interest rate exposure relating to certain wholesale funding positions and assets that were outstanding at June 30, 2023.
Additional information regarding our use of interest rate derivatives and our hedging activities is presented in Note 1 and Note 12 to the audited consolidated financial statements.

Subsidiary Activity
At June 30, 2023, Kearny Bank was the only wholly-owned operating subsidiary of Kearny Financial Corp. As of that date, Kearny Bank had two wholly-owned subsidiaries, CJB Investment Corp. and 189-245 Berdan Avenue LLC. CJB Investment Corp. is a New Jersey Investment Company and remained active through the three-year period ended June 30, 2023. 189-245 Berdan Avenue LLC was formed during the year ended June 30, 2023 for the purpose of ownership and operation of commercial real estate.
Human Capital Resources
Kearny Bank subscribes to the belief that people, performance and relationships are what matter most. We serve our clients and shareholders through our deep-rooted principles of ethics and integrity, and by giving back to our communities. We understand that the Company succeeds when our employees and customers succeed and therefore strive to create a diverse and inclusive environment where employees can thrive and where customers want to bank. We recognize the unique contributions each individual brings to our Company, and we are committed to growing our culture of diversity, equity and inclusion as a foundation for our values and success.
To further establish our commitment to diversity, in the fourth quarter of fiscal year 2023 we appointed an individual to the role of Senior Vice President, Director of Diversity, Equity and Inclusion. Beginning in fiscal year 2024, the Director of Diversity, Equity and Inclusion will work as the intermediary between the business lines and management to promote diversity in various aspects of the Company’s business. Additionally, this year we launched the Kearny Bank ChangeMakers program to provide networking and workshop opportunities focusing on women-owned businesses in our communities.
Employee Profile. As of June 30, 2023, we employed 556 employees, approximately 62% of whom are female. We continue our partnership with a diversity recruitment solution to broaden and enhance our overall diversity recruitment efforts.
Talent Development and Employee Engagement. We invest in the success and the personal and professional development of our employees by providing employees with career advancement opportunities. We look to promote from within to leverage employee talent and knowledge of the organization. Additionally, we offer many educational and learning initiatives to enhance our employees’ professional growth, including support for certifications and licenses, as well as offering a robust tuition reimbursement program. We offer a Career Mentoring Program, which offers employees an opportunity to interact and collaborate with our senior leaders. We continue to build on the Company’s Diversity and Inclusion Action Plan which was established in 2018 and created our Diversity, Equity and Inclusion Committee. The Diversity and Inclusion Action Plan focuses on expanding our recruiting pipeline, obtaining Diversity & Inclusion certifications and training for our recruiting staff and establishing programs to attract and retain diverse talent. As part of this initiative, our Senior Women’s Leadership Group was established to provide a forum for our female employees to exchange ideas and support programs across the Company.
Employee Benefits. We offer our employees competitive compensation including incentive programs, together with a comprehensive benefits package designed to enhance the employee experience. Such benefits include medical, dental, vision, long term disability benefits, AD&D and group life insurance, additional supplement plans, Health Advocacy and Employee Assistance programs, generous paid time off and the ability to participate in charitable events during work time. In addition, our employees share in our financial success while preparing for their retirement via participation in our 401(k) Plan, which includes a competitive company match, and our Employee Stock Ownership Plan (“ESOP”), which is 100% funded by the Company.
Health and Wellness. We are committed to providing programs that support the needs of our employees and their families and provide access to a variety of health and wellness programs, including benefits that support their physical, mental and financial wellbeing. Additionally, the Company operates in a hybrid work environment, where applicable, one which promotes a work-life balance and allows for certain flexibility while maintaining productivity and efficiency.

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
Assessment rates for institutions of Kearny Bank’s size ranged from 1.5 to 30 basis points effective through December 31, 2022. The FDIC has authority to increase insurance assessments and adopted a final rule in October 2022 to increase initial base deposit insurance assessment rates by 2 basis points beginning in the first quarterly assessment period of 2023. As a result, effective January 1, 2023, assessment rates for institutions of Kearny Bank’s size ranged from 2.5 to 32 basis points.
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
Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. At June 30, 2023, Kearny Bank has exercised the opt-out election regarding the treatment of Accumulated Other Comprehensive Income.
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
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a capital conservation buffer consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. At June 30, 2023, Kearny Bank exceeded all regulatory capital requirements.

In assessing an institution’s capital adequacy, the FDIC takes into consideration, not only these numeric factors, but also qualitative factors. The FDIC has the authority to establish higher capital requirements for individual institutions where deemed necessary.
Depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria may elect to use the optional community bank leverage ratio framework, which requires maintaining a leverage ratio of greater than 9%, to satisfy the regulatory capital requirements, including the risk-based requirements. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. Kearny Bank did not opt into the community bank leverage ratio framework as of June 30, 2023.
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
As of June 30, 2023, Kearny Bank was well capitalized.
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
Kearny Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, subject to certain exceptions, these provisions generally require that extensions of credit to insiders:
•be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and
•not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Kearny Bank’s regulatory capital.
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
Commercial Real Estate Lending Concentrations. The federal banking agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending. The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is not to limit a bank’s commercial real estate lending but to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance directs the FDIC and other federal bank regulatory agencies to focus their supervisory resources on institutions that may have significant commercial real estate loan concentration risk. A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk:
•Total reported loans for construction, land development and other land represent 100% or more of the bank’s capital; or
•Total commercial real estate loans (as defined in the guidance) represent 300% or more of the bank’s total capital or the outstanding balance of the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months.

The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy.
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
Other Laws and Regulations
Interest and other charges collected or contracted for by Kearny Bank are subject to state usury laws and federal laws concerning interest rates. Kearny Bank’s operations are also subject to federal laws (and their implementing regulations) applicable to credit transactions, such as the:
•Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;
•Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;
•Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
•Truth in Savings Act, prescribing disclosure and advertising requirements with respect to deposit accounts.
The operations of Kearny Bank also are subject to the:
•Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
•Electronic Funds Transfer Act, and Regulation E promulgated thereunder, governing automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;
•Check Clearing for the 21st Century Act (also known as “Check 21”), which gives substitute checks, such as digital check images and copies made from that image, the same legal standing as the original paper check;
•USA PATRIOT Act, which requires institutions operating to, among other things, establish broadened anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to opt out of the sharing of certain personal financial information with unaffiliated third parties.
•Banking organizations are required to notify their primary federal regulator as soon as possible and no later than 36 hours of determining that a “computer-security incident” that arises to the level of a “notification incident” has occurred. A notification incident is a “computer-security incident” that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector. Bank service providers are also required to notify any affected bank to or on behalf of which the service provider provides services “as soon as possible” after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for four or more hours.
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

Consolidated Capital Requirements. Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions (including the community bank leverage ratio alternative) apply to savings and loan holding companies with $3 billion or more of consolidated assets, including Kearny Financial. Kearny Financial was in compliance with the holding company capital requirements and the capital conservation buffer as of June 30, 2023.
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
Qualified Thrift Lender Test. In order for Kearny Financial to be regulated by the Federal Reserve Board as a savings and loan holding company (rather than as a bank holding company), Kearny Bank must remain a qualified thrift lender under applicable law or satisfy the domestic building and loan association test under the Internal Revenue Code. Under the qualified thrift lender test, an institution is generally required to maintain at least 65% of its portfolio assets (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangible assets, including goodwill; and (iii) the value of property used to conduct business) in certain qualified thrift investments (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine months out of each 12 month period. As of June 30, 2023, Kearny Bank met the qualified thrift lender test.
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
Incentive Compensation. In October 2022, the SEC adopted a final rule implementing the incentive-based compensation recovery (“clawback”) provisions of the Dodd-Frank Act. The final rule directs national securities exchanges and associations, including NASDAQ, to require listed companies to develop and implement clawback policies to recover erroneously awarded incentive-based compensation from current or former executive officers in the event of a required accounting restatement due to material noncompliance with any financial reporting requirement under the securities laws, and to disclose their clawback policies and any actions taken under these policies. On June 9, 2023, the SEC approved the NASDAQ proposed clawback listing standards, including the amendments that delay the effective date of the rules to October 2, 2023. Each listed issuer, including Kearny Financial, is required to adopt a clawback policy within 60 days after the effective date, or December 1, 2023.

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
Inflation rose sharply at the end of 2021 and has remained at an elevated level through 2022 and 2023. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to the Company to increase, which could adversely affect our results of operations and financial condition.
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
Our financial flexibility would be severely constrained if we were unable to maintain our access to funding or if adequate financing were not available at acceptable interest rates. Further, if we were required to rely more heavily on more expensive funding sources to support liquidity, our revenues may not increase proportionately to cover our increased costs. In this case, our operating margins and profitability would be adversely affected. If alternative funding sources were no longer available to us, we may need to sell a portion of our investment and/or loan portfolio to raise funds, which, depending upon market conditions, could result in us realizing a loss on the sale of such assets. As of June 30, 2023, we had a net unrealized loss of $156.1 million on our available-for-sale investment securities portfolio as a result of the rising interest rate environment. Our investment securities totaled $1.37 billion, or 17.0% of total assets, at June 30, 2023. The details of this portfolio are included in Note 4 to the consolidated financial statements.
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
Beginning in March 2022, in response to rising inflation, the Federal Reserve Board’s Federal Open Market Committee systemically increased the target rate from 0.00% – 0.25% to 5.25% – 5.50% in July 2023. In addition, at June 30, 2023, short-term rates were meaningfully lower than long-term rates, which results in an inverted yield curve. Our net interest spread and net interest margin are at risk of being reduced due to potential increases in our cost of funds that may outpace any increases in our yield on interest-earnings assets.
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
We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the required amount of the allowance for credit losses, we evaluate loans individually and establish credit loss allowances for specifically identified impairments. For loans not individually analyzed, we estimate losses and establish reserves based on reasonable and supportable forecasts and adjustments for qualitative factors. If the assumptions used in our calculation methodology are incorrect, our allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in further additions to our allowance. Our allowance for credit losses on loans was 0.83% of total loans at June 30, 2023 and significant additions to our allowance could materially decrease our net income.

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
As of June 30, 2023, our securities portfolio totaled $1.37 billion, or 17.0% of our total assets. Investment securities typically have lower yields than loans. For the year ended June 30, 2023, the weighted average yield of our investment securities portfolio was 3.55%, as compared to 4.00% for our loan portfolio.
Accordingly, our net interest margin is lower than it would have been if a higher proportion of our interest-earning assets consisted of loans. Additionally, at June 30, 2023, $1.23 billion, or 89.3% of our investment securities, are classified as available for sale and reported at fair value with unrealized gains or losses excluded from earnings and reported in other comprehensive income, which affects our reported equity. Accordingly, given the significant size of the investment securities portfolio classified as available for sale and due to possible mark-to-market adjustments of that portion of the portfolio resulting from market conditions, we may experience greater volatility in the value of reported equity. Moreover, given that we actively manage our investment securities portfolio classified as available for sale, we may sell securities which could result in a realized loss, thereby reducing our net income.
Our commercial lending exposes us to additional risk.
Over the past several years, we have increased our focus on commercial lending. Our increased commercial lending, however, exposes us to greater risks than one- to four-family residential lending. Unlike single-family, owner-occupied residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from employment and other income sources, and are secured by real property whose value tends to be more easily ascertainable and realizable, the repayment of commercial loans typically is dependent on the successful operation and income stream of the borrower, which can be significantly affected by economic conditions, and are secured, if at all, by collateral that is more difficult to value or sell or by collateral which may depreciate in value. In addition, commercial loans generally carry larger balances to single borrowers or related groups of borrowers than one- to four-family mortgage loans, which increases the financial impact of a borrower’s default.
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
Our increased commercial business and construction loan originations exposes us to increased credit risk.
We have increased our originations of commercial business and construction loans, which generally have more risk than both one- to four-family residential and commercial mortgage loans. Since repayment of commercial business and construction loans may depend on the successful operation of the borrower’s business or the successful completion of a construction project, repayment of such loans can be affected by adverse conditions in the real estate market or the local economy. If we continue to increase our originations of these loans, it may be necessary to increase the level of our allowance for credit losses because of the increased risk characteristics associated with these types of loans. Any such increase to our allowance for credit losses would adversely affect our earnings.
We have a significant concentration in commercial real estate loans. If our regulators were to curtail our commercial real estate lending activities, our earnings, dividend paying capacity and/or ability to repurchase shares could be adversely affected.
In 2006, the FDIC, the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “Guidance”). The Guidance provides that a bank’s commercial real estate lending exposure may receive increased supervisory scrutiny when total non-owner occupied commercial real estate loans, including loans secured by multi-family property, non-owner occupied commercial real estate and construction loans, represent 300% or more of an institution’s total risk-based capital and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Our level of non-owner occupied commercial real estate equaled 553% of Bank total risk-based capital at June 30, 2023, however our commercial real estate loan portfolio increased by only 31% during the preceding 36 months.

Income from secondary mortgage market operations is volatile, and we may incur losses with respect to our secondary mortgage market operations that could negatively affect our earnings.
A component of our business strategy is to sell a portion of residential mortgage loans originated into the secondary market, earning non-interest income in the form of gains on sale. For the year ended June 30, 2023, gains attributable to the sale of residential mortgage loans totaled $760,000, or approximately 27.6% of our non-interest income, a decline of $1.7 million from $2.4 million for the year ended June 30, 2022. When interest rates rise, the demand for mortgage loans tends to fall and may reduce the number of loans we can originate for sale. Weak or deteriorating economic conditions also tend to reduce loan demand. If the residential mortgage loan demand decreases or we are unable to sell such loans for an adequate profit, then our non-interest income will likely decline which would adversely affect our earnings.
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
At June 30, 2023, we had investment securities with fair values of approximately $1.36 billion on which we had approximately $171.7 million in gross unrealized losses and $274,000 of gross unrealized gains. The valuation and liquidity of our securities could be adversely impacted by reduced market liquidity, increased normal bid-asked spreads and increased uncertainty of market participants, which could reduce the market value of our securities, including those with no apparent credit exposure. The valuation of our securities requires judgment and as market conditions change security values may also change. Significant negative changes to valuations could result in impairments in the value of our securities portfolio, which could have an adverse effect on our financial condition or results of operations.
Our investments in corporate and municipal debt securities, subordinated debt securities and collateralized loan obligations expose us to additional credit risks.
The composition and allocation of our investment portfolio has historically emphasized U.S. agency mortgage-backed securities and U.S. agency debentures. While such assets remain a significant component of our investment portfolio at June 30, 2023, prior enhancements to our investment policies, strategies and infrastructure have enabled us to diversify the composition and allocation of our securities portfolio. Such diversification has included investing in corporate debt, municipal obligations, subordinated debt securities issued by financial institutions and collateralized loan obligations. With the exception of collateralized loan obligations, these securities are generally backed only by the credit of their issuers while investments in collateralized loan obligations generally rely on the structural characteristics of an individual tranche within a larger investment vehicle to protect the investor from credit losses arising from borrowers defaulting on the underlying securitized loans.
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
Among other sources of funds, we rely on wholesale funding, including short- and long-term borrowings, brokered deposits and non-brokered deposits acquired through listing services, to provide funds with which to make loans, purchase investment securities and provide for other liquidity needs. On June 30, 2023, wholesale funding totaled $2.15 billion, or approximately 26.6% of total assets.

In the future, this funding may not be readily replaced as it matures, or we may have to pay a higher rate of interest to maintain it. Not being able to maintain or replace those funds as they mature would adversely affect our liquidity. Paying higher interest rates to maintain or replace funding would adversely affect our net interest margin and operating results.
Public funds deposits are a notable source of funds for us and a reduced level of those deposits may hurt our profits and liquidity position.
Public funds deposits are a notable source of funds for our lending and investment activities. At June 30, 2023, $672.0 million, or 11.9% of our total deposits, consisted of public funds deposits from local government entities in the state of New Jersey, such as townships, counties and school districts. These deposits are collateralized by letters of credit from the FHLB or through the pledge of eligible investment securities. Given our reliance on these typically high-average balance public funds deposits as a source of funds, our inability to retain such funds could adversely affect our liquidity. Further, our public funds deposits are primarily floating rate interest-bearing demand deposit accounts and therefore their pricing is more sensitive to changes in interest rates. If we are forced to pay higher rates on our public funds accounts to retain those funds, or if we are unable to retain such funds and we are forced to rely on other sources of funds for our lending and investment activities, such as borrowings from the FHLB, the interest expense associated with these other funding sources may be higher than the rates we are currently paying on our public funds deposits, which would adversely affect our net interest income.
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

While our Board of Directors takes an active role in cybersecurity risk tolerance, we rely to a large degree on management and outside consultants in overseeing cybersecurity risk management.
Our Board of Directors takes an active role in the cybersecurity risk tolerance of the Company and all members receive cybersecurity training annually. The Board reviews the annual risk assessments and approves information technology policies, which include cybersecurity. Furthermore, our Audit Committee is responsible for reviewing all audit findings related to information technology general controls, internal and external vulnerability, and penetration testing. The Board receives an annual information security report and the Enterprise Risk Management Committee receives an annual presentation from our Information Security Officer as it relates to cybersecurity and related issues. We also engage outside consultants to support our cybersecurity efforts. However, our directors do not have significant experience in cybersecurity risk management outside of the Company and therefore, its ability to fulfill its oversight function remains dependent on the input it receives from management and outside consultants.
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
At June 30, 2023, we had approximately $213.4 million in intangible assets on our balance sheet comprising $210.9 million of goodwill and $2.5 million of core deposit intangibles. We are required to periodically test our goodwill and identifiable intangible assets for impairment. The impairment testing process considers a variety of factors, including the current market price of our common stock, the estimated net present value of our assets and liabilities, and information concerning the terminal valuation of similarly situated insured depository institutions. If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our common stock or our regulatory capital levels, but recognition of such an impairment loss could significantly restrict Kearny Bank’s ability to make dividend payments to Kearny Financial and therefore adversely impact our ability to pay dividends to stockholders.

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
The Inflation Reduction Act of 2022, which was signed into law on August 16, 2022, contains a number of changes to U.S. federal tax laws. One such change is a 1% excise tax on stock repurchases, which increased the cost of stock repurchases and may impact our future decisions on how to return value to stockholders in the most efficient manner.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
The Company and the Bank conduct business from their corporate headquarters at 120 Passaic Avenue in Fairfield, New Jersey and from administrative offices located in Fairfield, Clifton and Oakhurst, New Jersey.
At June 30, 2023, the Company operated 43 branch offices located in Bergen, Essex, Hudson, Middlesex, Monmouth, Morris, Ocean, Passaic, Somerset and Union counties, New Jersey and Kings and Richmond counties, New York. At June 30, 2023, 18 of our branch offices are leased with remaining terms between seven months and nine years. At June 30, 2023, our net investment in property and equipment totaled $48.3 million.
Additional information regarding our properties as of June 30, 2023, is presented in Note 8 to the audited consolidated financial statements.
Item 3. Legal Proceedings
We are, from time to time, party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At June 30, 2023, there were no lawsuits pending or known to be contemplated against us that would be expected to have a material effect on operations or income.
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
As of August 18, 2023, there were 4,207 registered holders of record of the Company’s common stock. Certain shares of the Company are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
(b) Use of Proceeds. Not applicable.
(c) Issuer Purchases of Equity Securities. Set forth below is information regarding the Company’s stock repurchases during the fourth quarter of the fiscal year ended June 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2023	596,479	$7.91	596,479	1,720,774
May 1-31, 2023	216,027	$7.62	216,027	1,504,747
June 1-30, 2023	—	$—	—	1,504,747

Total	812,506	$7.83	812,506	1,504,747
On August 1, 2022, the Company announced the authorization of a new stock repurchase plan to repurchase up to 4,000,000 shares. This current plan has no expiration date.

Stock Performance Graph. The following graph compares the cumulative total shareholder return on the Company’s common stock with the cumulative total return on the NASDAQ Composite Index and a peer group of the S&P U.S. SmallCap Banks Index, in each case assuming an investment of $100 as of June 30, 2018. Total return assumes the reinvestment of all dividends.

Total Return Performance
Kearny Financial Corp.
Nasdaq Composite Index
S&P U.S. SmallCap Banks Index
Index Value
250
200
150
100
50
0
06/30/18
06/30/19
06/30/20
06/30/21
06/30/22
06/30/23

	At June 30,
	2018	2019	2020	2021	2022	2023
Kearny Financial Corp.	$100	$102	$64	$97	$93	$62
NASDAQ Composite Index	100	108	137	199	152	192
S&P U.S. SmallCap Banks Index	100	92	69	116	107	87
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
Critical Accounting Policies and Estimates
Our accounting policies are integral to understanding the results reported. We describe them in detail in Note 1 to our audited consolidated financial statements. In preparing the audited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the Consolidated Statements of Financial Condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for credit losses and goodwill.
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
Management believes the following information may enable investors to better understand the changes in our ACL. Our ACL totaled $48.7 million and $47.1 million at June 30, 2023 and 2022, respectively. The $1.7 million increase in our ACL was primarily driven by our collectively evaluated loans. The quantitative component of our ACL, which is largely based on the national unemployment rate forecast, increased $8.5 million, which largely resulted from loan growth, slower prepayment speeds and a higher forecasted national unemployment rate. The qualitative component of our ACL, which is largely based on management’s judgment of qualitative loss factors, decreased $6.5 million.
Our ACL totaled $48.7 million at June 30, 2023 and the amount allocated to our collectively evaluated multi-family and nonresidential mortgage loans was $32.0 million, of which $23.3 million was attributable to qualitative loss factors. Changes in managements’ judgement of qualitative loss factors could result in a significant change to the ACL. As described in Note 1, qualitative loss factors are applied to each portfolio segment with the amounts judgmentally determined by the relative risk to the most severe loss periods identified in the historical loan charge-offs of a peer group of similar-sized regional banks. At June 30, 2023, the most severe historical loss rate for multi-family and nonresidential mortgages loans was 1.72%.
Management performed a hypothetical sensitivity analysis to understand the impact of a change in a key input on our ACL. At June 30, 2023, if the four-quarter national unemployment rate forecast had been 9% rather than an average of approximately 4.0%, our ACL as a percent of total loans would have increased 33 basis points from 0.83% to 1.16%. This sensitivity analysis includes the impact to both the quantitative and qualitative components of our ACL. Changes in quantitative inputs and qualitative loss factors may not occur in the same direction or magnitude across all segments of our loan portfolio and deterioration in some quantitative inputs and qualitative loss factors may offset improvement in others. This sensitivity analysis does not represent a change to our expectations of the economic environment but provides a hypothetical result to assess the sensitivity of the ACL to a change in a key input. This sensitivity analysis does not incorporate changes to management’s judgment of qualitative loss factors.
Our ACL on individually analyzed loans is determined on an individual basis using the present value of expected cash flows discounted using the loan’s effective interest rate or, for collateral-dependent loans, the fair value of the collateral, less estimated selling costs, as applicable. Our ACL on individually analyzed loans decreased $315,000 during the year ended June 30, 2023.

Goodwill. We have goodwill of $210.9 million at June 30, 2023. Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is not amortized, but is tested for impairment at least annually or more frequently if events and circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
In assessing impairment, we have the option to perform a qualitative analysis to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount. Due to a significant decline in bank stock prices, triggered by regional bank failures, we performed a quantitative goodwill impairment during the fourth quarter of the year ended June 30, 2023. The quantitative goodwill impairment test compares the estimated fair value of the reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. However, if the carrying amount of the reporting unit were to exceed its estimated fair value, and impairment loss would be recorded.
The quantitative assessment of goodwill for our single reporting unit was performed utilizing a discounted cash flow analysis (“income approach”) and estimates of selected market information (“market approaches”). The result of the income approach was weighted at 50% and the results of the market approaches comprised the remaining 50% in determining the fair value of our single reporting unit. The fair value of our single reporting unit exceeded its carrying value and no impairment charges were recorded for the year ended June 30, 2023. Determining fair value of our single reporting unit is subject to uncertainty as it is reliant on projected future cash flows, discount rate assumption, and market estimates. In the future, changes in projected future cash flows, discount rate assumption, or market estimates could result in material goodwill impairment. To quantify the impact of a potential goodwill impairment charge at June 30, 2023, the impact of a five percent impairment charge on goodwill would result in a reduction in pre-tax income of approximately $10.5 million.

Financial Overview
The following financial information and other data in this section are derived from our audited consolidated financial statements and should be read together therewith:

	At June 30,
	2023	2022	2021
	(In Thousands)
Balance Sheet Data:
Cash and equivalents	$70,515	$101,615	$67,855
Assets	8,064,815	7,719,883	7,283,735
Net loans receivable	5,780,687	5,370,787	4,793,229
Investment securities available for sale	1,227,729	1,344,093	1,676,864
Investment securities held to maturity	146,465	118,291	38,138
Goodwill	210,895	210,895	210,895
Deposits	5,629,183	5,862,256	5,485,306
Borrowings	1,506,812	901,337	685,876
Stockholders' equity	869,284	894,000	1,042,944

	For the Years Ended June 30,
	2023	2022	2021
	(Dollars in Thousands, Except Per Share Amounts)
Summary of Operations:
Interest income	$293,724	$226,272	$238,085
Interest expense	117,859	29,669	49,851
Net interest income	175,865	196,603	188,234
Provision for (reversal of) credit losses	2,486	(7,518)	(1,121)
Net interest income after provision for (reversal of) credit losses	173,379	204,121	189,355
Non-interest income	2,751	13,934	21,026
Non-interest expenses	123,751	125,708	125,885
Income before taxes	52,379	92,347	84,496
Income tax expense	11,568	24,800	21,263
Net income	$40,811	$67,547	$63,233

Per Share Data:
Net income per share - Basic and diluted	$0.63	$0.95	$0.77
Weighted average number of common shares outstanding (in thousands):
Basic	64,804	70,911	82,387
Diluted	64,804	70,933	82,391
Cash dividends per share	$0.44	$0.43	$0.35
Dividend payout ratio(1)	70.2%	45.1%	45.1%
________________________________________
(1)Represents cash dividends declared divided by net income.

	At or For the Years Ended June 30,
	2023	2022	2021
Performance ratios:
Return on average assets (ratio of net income to average total assets)	0.51%	0.93%	0.86%
Return on average equity (ratio of net income to average total equity)	4.66%	6.86%	5.79%
Return on average tangible equity (ratio of net income to average tangible equity)(1)	6.17%	8.77%	7.22%
Net interest rate spread	2.09%	2.86%	2.61%
Net interest margin	2.34%	2.94%	2.75%
Average interest-earning assets to average interest-bearing liabilities	115.66%	118.93%	118.63%
Efficiency ratio(2)	69.28%	59.71%	60.16%
Non-interest expense to average assets	1.53%	1.73%	1.72%

Asset Quality Ratios:
Non-performing loans to total loans	0.73%	1.30%	1.64%
Non-performing assets to total assets	0.69%	1.19%	1.10%
Net charge-offs to average loans outstanding	0.01%	0.07%	0.03%
Allowance for credit losses to total loans	0.83%	0.87%	1.19%
Allowance for credit losses to non-performing loans	114.33%	66.92%	72.92%

Capital Ratios:
Average equity to average assets	10.85%	13.52%	14.88%
Equity to assets at period end	10.78%	11.58%	14.32%
Tangible equity to tangible assets at period end(3)	8.35%	9.06%	11.72%
________________________________________
(1)Average tangible equity equals average total stockholders’ equity reduced by average goodwill and average core deposit intangible assets.
(2)Efficiency ratio equals non-interest expense divided by the sum of net interest income and non-interest income.
(3)Tangible equity equals total stockholders’ equity reduced by goodwill and core deposit intangible assets.
Comparison of Financial Condition at June 30, 2023 and June 30, 2022
Executive Summary. Total assets increased by $344.9 million, or 4.5%, to $8.06 billion at June 30, 2023 from $7.72 billion at June 30, 2022. The increase primarily reflected an increase in net loans receivable, partially offset by a decrease in investment securities.
Investment Securities. Investment securities available for sale decreased by $116.4 million to $1.23 billion at June 30, 2023 from $1.34 billion at June 30, 2022. This decrease was largely the result of principal repayments of $124.7 million, sales of $120.4 million and a $38.1 million decrease in the fair value of the portfolio to a net unrealized loss of $156.1 million, partially offset by purchases of $166.5 million.
Investment securities held to maturity increased by $28.2 million to $146.5 million at June 30, 2023 from $118.3 million at June 30, 2022. The increase was largely the result of purchases of $40.4 million, partially offset by principal repayments of $12.1 million.
Additional information regarding investment securities at June 30, 2023 is presented under “Item 1. Business” of this Annual Report on Form 10-K, as well as in Note 4 to the audited consolidated financial statements.
Loans Held-for-Sale. Loans held-for-sale totaled $9.6 million at June 30, 2023 as compared to $28.9 million at June 30, 2022 and are reported separately from the balance of net loans receivable. Loans held-for-sale consisted of residential mortgage loans of $9.6 million at June 30, 2023 as compared to residential mortgage loans and commercial mortgage loans of $7.1 million and $21.7 million, respectively, at June 30, 2022. During the year ended June 30, 2023, we sold $103.8 million of residential mortgage loans, resulting in a net gain on sale of $760,000, and $25.3 million of commercial mortgage loans, resulting in a net loss on sale of $2.5 million.

Net Loans Receivable. Net loans receivable increased by $409.9 million, or 7.6%, to $5.78 billion at June 30, 2023 from $5.37 billion at June 30, 2022. Detail regarding the change in the loan portfolio is presented below:

	June 30, 2023	June 30, 2022	Increase/ (Decrease)
	(In Thousands)
Commercial loans:
Multi-family mortgage	$2,761,775	$2,409,090	$352,685
Nonresidential mortgage	968,574	1,019,838	(51,264)
Commercial business	146,861	176,807	(29,946)
Construction	226,609	140,131	86,478
Total commercial loans	4,103,819	3,745,866	357,953

One- to four-family residential mortgage	1,700,559	1,645,816	54,743

Consumer loans:
Home equity loans	43,549	42,028	1,521
Other consumer	2,549	2,866	(317)
Total consumer loans	46,098	44,894	1,204

Total loans	5,850,476	5,436,576	413,900

Unaccreted yield adjustments	(21,055)	(18,731)	(2,324)
Allowance for credit losses	(48,734)	(47,058)	(1,676)

Net loans receivable	$5,780,687	$5,370,787	$409,900
Commercial loan origination volume for the year ended June 30, 2023 totaled $895.9 million, comprised of $716.4 million of commercial mortgage loan originations, $91.8 million of commercial business loan originations and construction loan disbursements of $87.7 million.
One- to four-family residential mortgage loan origination volume, excluding loans held-for-sale, totaled $197.8 million for the year ended June 30, 2023 and was supplemented with loan purchases totaling $656,000. Home equity loan and line of credit origination volume for the same period totaled $26.0 million.
Additional information about our loans at June 30, 2023 is presented under “Item 1. Business” of this Annual Report on Form 10-K, as well as in Note 5 to the audited consolidated financial statements.
Nonperforming Loans and TDRs. Nonperforming loans decreased by $27.7 million to $42.6 million, or 0.73% of total loans, at June 30, 2023 from $70.3 million, or 1.30% of total loans, at June 30, 2022. The decrease in nonperforming loans was largely attributable to a decrease of $15.4 million in nonperforming nonresidential mortgage loans and a decrease of $7.5 million in nonperforming multi-family mortgage loans.
TDRs are loans where we have modified the contractual terms of the loan as a result of the financial condition of the borrower. Subsequent to their modification, TDRs are placed on non-accrual until such time as satisfactory payment performance has been demonstrated, at which time the loan may be returned to accrual status. At June 30, 2023, we had accruing TDRs totaling $10.5 million, an increase of $1.8 million from $8.7 million at June 30, 2022. At June 30, 2023, we had non-accrual TDRs totaling $6.9 million, a decrease of $6.6 million from $13.5 million at June 30, 2022.
Additional information about nonperforming loans and TDRs at June 30, 2023 is presented under “Item 1. Business” of this Annual Report on Form 10-K, as well as in Note 5 to the audited consolidated financial statements.

Allowance for Credit Losses. At June 30, 2023, the ACL totaled $48.7 million, or 0.83% of total loans, reflecting an increase of $1.7 million from $47.1 million, or 0.87% of total loans, at June 30, 2022. The increase was largely attributable to a provision for credit losses of $2.5 million, primarily driven by loan growth, partially offset by a reduction in the expected life of the loan portfolio. Partially offsetting the provision for credit losses were net charge-offs of $810,000, of which $396,000 had been individually reserved for within the ACL at June 30, 2022.
Additional information about the allowance for credit losses at June 30, 2023 is presented under “Item 1. Business” of this Annual Report on Form 10-K, as well as in Note 1 and Note 6 to the audited consolidated financial statements.
Other Assets. The aggregate balance of other assets, including premises and equipment, FHLB stock, interest receivable, goodwill, core deposit intangibles, bank owned life insurance, deferred income taxes, OREO and other assets, increased by $73.6 million to $829.8 million at June 30, 2023 from $756.2 million at June 30, 2022. The increase in other assets largely reflected a $24.6 million increase in FHLB stock, a $23.8 million increase in the fair value of our derivatives portfolio and a $12.8 million increase in OREO. The increase in OREO was a result of our acquisition of a $13.0 million nonresidential real estate property through foreclosure. The remaining change generally reflected normal operating fluctuations within these line items.
Deposits. Total deposits decreased by $233.1 million, or 4.0%, to $5.63 billion at June 30, 2023 from $5.86 billion at June 30, 2022. Included in total deposits are brokered and listing service time deposits of $640.5 million and $773.5 million at June 30, 2023 and 2022, respectively. The following table sets forth the distribution of, and changes in, deposits, by type, at the dates indicated:

	June 30, 2023	June 30, 2022	Increase/ (Decrease)
	(In Thousands)
Non-interest-bearing deposits	$609,999	$653,899	$(43,900)

Interest-bearing deposits:
Interest-bearing demand	2,252,912	2,265,597	(12,685)
Savings	748,721	1,053,198	(304,477)
Certificates of deposit	2,017,551	1,889,562	127,989
Interest-bearing deposits	5,019,184	5,208,357	(189,173)
Total deposits	$5,629,183	$5,862,256	$(233,073)
Uninsured deposits totaled $1.77 billion as of June 30, 2023 compared to $1.53 billion as of June 30, 2022. Excluding collateralized deposits of state and local governments, and deposits of the Bank’s wholly-owned subsidiary and holding company, uninsured deposits totaled $710.4 million, or 12.6% of total deposits, at June 30, 2023 compared to $792.1 million, or 13.5% of total deposits, at June 30, 2022.
Additional information about our deposits at June 30, 2023 is presented under “Item 1. Business” of this Annual Report on Form 10-K, as well as in Note 10 to the audited consolidated financial statements.
Borrowings. The balance of borrowings increased by $605.5 million, or 67.2%, to $1.51 billion at June 30, 2023 from $901.3 million at June 30, 2022 which included overnight borrowings totaling $225.0 million and $250.0 million at June 30, 2023 and 2022, respectively. The increase was primarily driven by a net increase in FHLB advances.
Additional information about our borrowings at June 30, 2023 is presented under “Item 1. Business” of this Annual Report on Form 10-K, as well as in Note 11 to the audited consolidated financial statements.
Other Liabilities. The balance of other liabilities, including advance payments by borrowers for taxes and other miscellaneous liabilities, decreased by $2.8 million to $59.5 million at June 30, 2023 from $62.3 million at June 30, 2022. The change in the balance of other liabilities generally reflected normal operating fluctuations within these line items.
Stockholders’ Equity. Stockholders’ equity decreased by $24.7 million to $869.3 million at June 30, 2023 from $894.0 million at June 30, 2022. The decrease in stockholders’ equity during the year ended June 30, 2023 largely reflected dividends totaling $28.7 million and share repurchases totaling $27.4 million. In addition, other comprehensive loss, net of tax, was $13.7 million, which was driven by a decline in the fair value of our available for sale securities, partially offset by an increase in the fair value of our derivatives portfolio. These items were partially offset by net income of $40.8 million.

Book value per share increased by $0.18 to $13.20 at June 30, 2023 while tangible book value per share increased by $0.06 to $9.96 at June 30, 2023.
On August 1, 2022, we announced that the Board of Directors had authorized a new stock repurchase plan to repurchase up to 4,000,000 shares, and the completion of our previous stock repurchase plan, which authorized the repurchase of 7,602,021 shares. During the year ended June 30, 2023, we repurchased 2,820,398 shares of common stock at a cost of $27.4 million, or $9.73 per share, including 2,495,253 shares, or 62.4% of the shares authorized for repurchase under the current repurchase program, at a cost of $23.8 million, or $9.54 per share.
Comparison of Operating Results for the Years Ended June 30, 2023 and June 30, 2022
Net Income. Net income for the year ended June 30, 2023 was $40.8 million, or $0.63 per diluted share, a decrease of 39.6% from $67.5 million, or $0.95 per diluted share for the year ended June 30, 2022. The decrease in net income reflected a decrease in net interest income, an increase in the provision for credit losses and a decrease in non-interest income, partially offset by a decrease in non-interest expense and a decrease in income tax expense. Net income for the years ended June 30, 2023 and June 30, 2022 was impacted by various non-recurring items, as described in further detail below.
Net Interest Income. Net interest income decreased by $20.7 million to $175.9 million for the year ended June 30, 2023. The decrease between the comparative periods resulted from an increase of $88.2 million in interest expense, partially offset by an increase of $67.5 million in interest income. Included in net interest income for the years ended June 30, 2023 and 2022, respectively, was purchase accounting accretion of $5.3 million and $9.0 million and loan prepayment penalty income of $895,000 and $5.4 million.
Net interest margin decreased 60 basis points to 2.34% for the year ended June 30, 2023, from 2.94% for the year ended June 30, 2022. The decrease reflected increases in the cost and average balance of interest-bearing liabilities, partially offset by increases in the yield on and average balance of interest-earning assets. The increased cost of interest-bearing liabilities and yield on interest-earning assets is the result of higher market interest rates that were caused by an increase in the federal funds target rate from 0% - 0.25% in March 2022 to 5.00% - 5.25% in May 2023.

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

	For the Years Ended June 30,
	2023			2022			2021
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$5,827,123	$233,147	4.00%	$4,922,400	$190,520	3.87%	$4,866,436	$202,240	4.16%
Taxable investment securities(2)	1,532,961	54,855	3.58	1,622,475	32,746	2.02	1,571,452	31,238	1.99
Tax-exempt securities (2)	30,332	694	2.29	55,981	1,273	2.27	74,604	1,652	2.21
Other interest-earning assets(3)	115,390	5,028	4.36	82,802	1,733	2.09	200,435	2,955	1.47
Total interest-earning assets	7,505,806	293,724	3.91	6,683,658	226,272	3.39	6,712,927	238,085	3.55
Non-interest-earning assets	563,131			598,712			620,934
Total assets	$8,068,937			$7,282,370			$7,333,861

Interest-bearing liabilities:
Interest-bearing demand	$2,349,802	$40,650	1.73	$2,067,200	$5,123	0.25	$1,726,190	$7,028	0.41
Savings	896,651	3,351	0.37	1,088,971	1,190	0.11	1,066,794	3,299	0.31
Certificates of deposit	2,083,864	34,162	1.64	1,711,276	8,895	0.52	1,931,887	21,208	1.10
Total interest-bearing deposits	5,330,317	78,163	1.47	4,867,447	15,208	0.31	4,724,871	31,535	0.67
FHLB advances	1,101,658	37,734	3.43	679,388	14,067	2.07	931,148	18,314	1.97
Other borrowings	57,468	1,962	3.41	72,841	394	0.54	2,563	2	0.06
Total borrowings	1,159,126	39,696	3.42	752,229	14,461	1.92	933,711	18,316	1.96
Total interest-bearing liabilities	6,489,443	117,859	1.82	5,619,676	29,669	0.53	5,658,582	49,851	0.88
Non-interest-bearing liabilities(4)	704,136			678,143			583,886
Total liabilities	7,193,579			6,297,819			6,242,468
Stockholders' equity	875,358			984,551			1,091,393
Total liabilities and stockholders' equity	$8,068,937			$7,282,370			$7,333,861

Net interest income		$175,865			$196,603			$188,234
Interest rate spread(5)			2.09%			2.86%			2.67%
Net interest margin(6)			2.34%			2.94%			2.80%
Ratio of interest-earning assets to interest-bearing liabilities	1.16			1.19			1.19
________________________________________
(1)Loans held-for-sale and non-accruing loans have been included in loans receivable and the effect of such inclusion was not material. Allowance for credit losses has been included in non-interest-earning assets.
(2)Fair value adjustments have been excluded in the balances of interest-earning assets.
(3)Includes interest-bearing deposits at other banks and FHLB of New York capital stock.
(4)Includes average balances of non-interest-bearing deposits of $644.5 million, $624.7 million and $518.1 million for the years ended June 30, 2023, 2022 and 2021, respectively.
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

	Year Ended June 30, 2023 versus Year Ended June 30, 2022			Year Ended June 30, 2022 versus Year Ended June 30, 2021
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)			(In Thousands)
Interest and dividend income
Loans receivable	$36,040	$6,587	$42,627	$2,337	$(14,057)	$(11,720)
Taxable investment securities	(1,901)	24,010	22,109	1,030	478	1,508
Tax-exempt securities	(590)	11	(579)	(423)	44	(379)
Other interest-earning assets	876	2,419	3,295	(2,157)	935	(1,222)
Total interest-earning assets	$34,425	$33,027	$67,452	$787	$(12,600)	$(11,813)

Interest expense:
Interest-bearing demand	$802	$34,725	$35,527	$1,216	$(3,121)	$(1,905)
Savings	(243)	2,404	2,161	67	(2,176)	(2,109)
Certificates of deposit	2,320	22,947	25,267	(2,192)	(10,121)	(12,313)
Borrowings	10,324	14,911	25,235	(3,489)	(366)	(3,855)
Total interest-bearing liabilities	$13,203	$74,987	$88,190	$(4,398)	$(15,784)	$(20,182)

Change in net interest income	$21,222	$(41,960)	$(20,738)	$5,185	$3,184	$8,369
Provision for Credit Losses. The provision for credit losses increased by $10.0 million to a provision for credit losses of $2.5 million for the year ended June 30, 2023, compared to a reversal of credit losses of $7.5 million for the year ended June 30, 2022. The provision for credit losses for the year ended June 30, 2023 was largely attributable to loan growth, partially offset by a reduction in the expected life of the loan portfolio. By comparison, the reversal of credit losses for the year ended June 30, 2022 was largely attributable to an improvement in our economic forecast, a reduction in the expected life of various segments of the loan portfolio and a net reduction in reserves on loans individually analyzed for impairment.
Additional information regarding the allowance for credit losses and the associated provision recognized during the year ended June 30, 2023 is presented under “Item 1, Business” on this Annual Report on Form 10-K as well as in Note 1 and Note 6 to the audited consolidated financial statements as well as the Comparison of Financial Condition at June 30, 2023.
Non-Interest Income. Non-interest income decreased by $11.2 million to $2.8 million for the year ended June 30, 2023.
Loss on sale and call of securities was $15.2 million during the year ended June 30, 2023 compared to $559,000 recorded during the earlier comparative period. The current year loss was the result of a previously announced wholesale restructuring that involved the sale of $120.4 million of available for sale securities. The proceeds of the sale were reinvested in higher yielding securities.
Loss on sale of loans was $1.6 million for the year ended June 30, 2023 compared to a gain on sale of loans of $2.5 million during the earlier comparative period. The current year included a loss of $2.5 million that resulted from the sale of a non-performing commercial mortgage loan held-for-sale. In addition, the decrease in gain on sale of loans reflected a decrease in the volume of loans sold between comparative periods.
Income from bank owned life insurance increased $2.5 million to $8.6 million for the year ended June 30, 2023. The increase is the result of payouts on life insurances policies.

Other non-interest income increased $4.7 million to $6.3 million for the year ended June 30, 2023. The increase was primarily attributable to a non-recurring gain of $2.9 million from the sale of a former branch location and a $1.8 million increase in income from investment services. These increases were partially offset by $356,000 of non-recurring gains on asset disposals in the earlier comparative period.
The remaining changes in the other components of non-interest income between comparative periods generally reflected normal operating fluctuations within those line items.
Non-Interest Expense. Non-interest expense decreased by $2.0 million to $123.8 million for the year ended June 30, 2023.
Salaries and employee benefits expense decreased by $675,000 to $75.6 million for the year ended June 30, 2023. This decrease was largely due to lower incentive compensation, lower incentive payments tied to loan origination volume and lower expense from retirement plans. These decreases were partially offset by higher salary expense and non-recurring severance expense resulting from a reduction in headcount.
Net occupancy expense of premises decreased by $2.1 million to $12.0 million for the year ended June 30, 2023. This decrease was largely due to expenses recognized in the prior period including $1.5 million of non-recurring expenses related to the consolidation of three retail branch locations and an office facility and $250,000 related to facility repairs made in connection with damage incurred during Tropical Storm Ida. The current year includes $250,000 of non-recurring occupancy expenses related to the consolidation of two retail branch locations.
Equipment and systems expense decreased by $1.3 million to $14.6 million for the year ended June 30, 2023. This decrease was largely attributable to a prior period non-recurring expense of $800,000 from the early termination of a contract with a service provider.
FDIC insurance premiums increased $2.7 million to $5.1 million for the year ended June 30, 2023. This increase was largely driven by asset growth.
Director compensation decreased by $768,000 to $1.4 million for the year ended June 30, 2023. This decrease primarily reflected a decline in director-related stock-based compensation expense.
The remaining changes in the other components of non-interest expense between comparative periods generally reflected normal operating fluctuations within those line items.
Provision for Income Taxes. Provision for income taxes decreased by $13.2 million to $11.6 million for the year ended June 30, 2023, from $24.8 million for the year ended June 30, 2022. The decrease in income tax expense reflected a lower level of pre-tax income as compared to the prior period.
Effective tax rates for the years ended June 30, 2023 and 2022 were 22.1% and 26.9%, respectively. The decrease in the effective tax rate was primarily due to lower taxable income, as well as non-taxable payouts on life insurance policies, noted above, during the year ended June 30, 2023.
Comparison of Operating Results for the Years Ended June 30, 2022 and June 30, 2021
A comparison of our operating results for the years ended June 30, 2022 and June 30, 2021 can be found in our Annual Report on Form 10-K for the year ended June 30, 2022, filed with the SEC on August 26, 2022.

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
Liquidity, at June 30, 2023, included $70.5 million of short-term cash and equivalents and $1.23 billion of investment securities available for sale which can readily be sold or pledged as collateral, if necessary. In addition, we have the capacity to borrow additional funds from the FHLB, FRB or via unsecured overnight borrowings. As of June 30, 2023, we had the capacity to borrow additional funds totaling $1.55 billion and $415.0 million from the FHLB and FRB, respectively, without pledging additional collateral. We had the ability to pledge additional securities to borrow an additional $477.0 million at June 30, 2023. As of that same date, we also had access to unsecured overnight borrowings with other financial institutions totaling $990.0 million, of which $100.0 million was outstanding.
Deposits decreased $233.1 million to $5.63 billion at June 30, 2023 from $5.86 billion at June 30, 2022. The decrease in deposit balances reflected a $189.2 million decrease in interest-bearing deposits coupled with a $43.9 million decrease in non-interest-bearing deposits. Borrowings from the FHLB and other sources are generally available to supplement our liquidity position or to replace maturing deposits. As of June 30, 2023, our outstanding balance of FHLB advances, excluding fair value adjustments, totaled $1.28 billion. As of the same date, we had $125.0 million outstanding via our overnight line of credit with the FHLB.
The following table sets forth information concerning balances and interest rates on our short-term borrowings at and for the periods shown:

	At or For the Years Ended June 30,
	2023	2022	2021
	(Dollars in Thousands)
Balance at end of year	$1,175,000	$625,000	$390,000
Average balance during year	$900,997	$476,142	$646,896
Maximum outstanding at any month end	$1,280,000	$684,000	$815,000
Weighted average interest rate at end of year	5.42%	1.72%	0.33%
Weighted average interest rate during year	4.49%	0.58%	1.08%
The following table discloses our contractual obligations and commitments as of June 30, 2023:

	June 30, 2023
	Less than One Year	One to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(In Thousands)
Contractual obligations
Operating lease obligations	$3,445	$6,254	$4,904	$4,305	$18,908
Certificates of deposit	1,896,132	94,472	21,365	5,582	2,017,551
Federal Home Loan Bank Advances	972,500	110,000	200,000	—	1,282,500

Total contractual obligations	$2,872,077	$210,726	$226,269	$9,887	$3,318,959

Commitments
Undisbursed funds from approved lines of credit(1)	$87,467	$20,942	$4,123	$56,961	$169,493
Construction loans in process(1)	58,485	—	—	—	58,485
Other commitments to extend credit(1)	23,261	—	—	—	23,261

Total commitments	$169,213	$20,942	$4,123	$56,961	$251,239
________________________________________
(1)Represents amounts committed to customers.

In addition to the loan commitments noted above, the pipeline of loans held for sale included $11.7 million of in process loans whose terms included interest rate locks to borrowers that were paired with a best-efforts commitment to sell the loan to a buyer at a fixed price and within a predetermined timeframe after the sale commitment is established.
In addition to the commitments noted above, we are party to standby letters of credit totaling approximately $115,000 at June 30, 2023 through which we guarantee certain specific business obligations of our commercial customers.
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
At June 30, 2023, outstanding loan commitments relating to loans held in portfolio totaled $251.2 million compared to $510.5 million at June 30, 2022. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For additional information regarding our outstanding lending commitments at June 30, 2023, see Note 17 to the audited consolidated financial statements.
Capital
Consistent with our goals to operate as a sound and profitable financial organization, Kearny Financial and Kearny Bank actively seek to maintain our well capitalized status in accordance with regulatory standards. As of June 30, 2023, Kearny Financial and Kearny Bank exceeded all capital requirements of the federal banking regulators and were considered well capitalized.
The following table presents information regarding the Bank’s regulatory capital levels at June 30, 2023:

	June 30, 2023
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$695,417	13.31%	$417,853	8.00%	$522,316	10.00%
Tier 1 capital (to risk-weighted assets)	659,783	12.63%	313,389	6.00%	417,853	8.00%
Common equity tier 1 capital (to risk-weighted assets)	659,783	12.63%	235,042	4.50%	339,505	6.50%
Tier 1 capital (to adjusted total assets)	659,783	8.15%	323,922	4.00%	404,902	5.00%
The following table presents information regarding the consolidated Company’s regulatory capital levels at June 30, 2023:

	June 30, 2023
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$770,621	14.75%	$418,015	8.00%
Tier 1 capital (to risk-weighted assets)	734,987	14.07%	313,511	6.00%
Common equity tier 1 capital (to risk-weighted assets)	734,987	14.07%	235,133	4.50%
Tier 1 capital (to adjusted total assets)	734,987	9.07%	324,170	4.00%
For additional information regarding regulatory capital at June 30, 2023, see Note 15 to the audited consolidated financial statements.

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
For both earnings and capital at risk our interest rate risk analysis calculates a base case scenario that assumes no change in interest rates. The model then measures changes throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve up and down 100, 200 and 300 basis points with additional scenarios modeled where appropriate. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates. The relatively low level of interest rates prevalent at June 30, 2022 precluded the modeling of certain falling rate scenarios.

The following tables present the results of our internal EVE and NII analyses as of June 30, 2023 and 2022, respectively:

	June 30, 2023
			1 to 12 Months		13 to 24 Months
Change in Interest Rates	$ Amount of EVE	% Change in EVE	$ Amount of NII	% Change in NII	$ Amount of NII	% Change in NII
	(Dollars in Thousands)
+300 bps	507,998	(32.36)%	154,552	(5.26)%	168,366	(3.87)%
+200 bps	571,129	(23.95)%	156,274	(4.20)%	167,683	(4.26)%
+100 bps	673,314	(10.35)%	160,344	(1.71)%	173,170	(1.13)%
0 bps	751,040	—	163,132	—	175,143	—
-100 bps	799,675	6.48%	163,455	0.20%	173,319	(1.04)%
-200 bps	814,293	8.42%	161,284	(1.13)%	166,473	(4.95)%
-300 bps	849,208	13.07%	158,526	(2.82)%	156,507	(10.64)%

	June 30, 2022
			1 to 12 Months		13 to 24 Months
Change in Interest Rates	$ Amount of EVE	% Change in EVE	$ Amount of NII	% Change in NII	$ Amount of NII	% Change in NII
	(Dollars in Thousands)
+300 bps	1,089,795	(15.37)%	178,865	(13.62)%	214,839	(1.68)%
+200 bps	1,156,219	(10.21)%	187,601	(9.40)%	215,528	(1.36)%
+100 bps	1,239,935	(3.71)%	198,126	(4.32)%	219,594	0.50%
0 bps	1,287,700	—	207,069	—	218,501	—
-100 bps	1,272,203	(1.20)%	205,241	(0.88)%	204,568	(6.38)%
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
(a)Disclosure Controls and Procedures
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
(b)Internal Control over Financial Reporting
1.Management’s Annual Report on Internal Control Over Financial Reporting.
Management’s report on the Company’s internal control over financial reporting appears in the Company’s consolidated financial statements that are contained in this Annual Report on Form 10-K immediately following Item 16. Such report is incorporated herein by reference.
2.Report of Independent Registered Public Accounting Firm.
The report of Crowe LLP, an independent registered public accounting firm, on the Company’s internal control over financial reporting appears in the Company’s consolidated financial statements that are contained in this Annual Report on Form 10-K immediately following Item 16. Such report is incorporated herein by reference.
3.Changes in Internal Control Over Financial Reporting.
During the last quarter of the year under report, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information that appears under the headings included under “Proposal I – Election of Directors” and “Corporate Governance Matters” in the Registrant’s definitive proxy statement for the Registrant’s 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year end (the “Proxy Statement”) is incorporated herein by reference.
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
Item 11. Executive Compensation
The information that appears under the headings “Executive Compensation,” “Director Compensation” and “Compensation Discussion and Analysis” in the Proxy Statement is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
(a)Security Ownership of Certain Beneficial Owners. Information required by this item is incorporated herein by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.
(b)Security Ownership of Management. Information required by this item is incorporated herein by reference to the section captioned “Proposal I – Election of Directors” in the Proxy Statement.
(c)Changes in Control. Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.
(d)Securities Authorized for Issuance Under Equity Compensation Plans. Set forth below is information as of June 30, 2023 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans - Excluding Securities Reflected in Column (A)(2)
Equity compensation plans approved by stockholders:
2005 Stock Compensation and Incentive Plan	103,530	$10.65	—
2016 Equity Incentive Plan	2,958,826	$15.15	—
2021 Equity Incentive Plan	497,664	$—	5,825,421

Equity compensation plans not approved by stockholders:
None	—	$—	—

Total	3,560,020	$14.99	5,825,421
________________________________________
(1)The number of securities includes 2,923,530 vested options and 60,000 non-vested options outstanding as of June 30, 2023. In addition to these options, 78,826 restricted stock awards and 497,664 restricted stock units were also non-vested as of June 30, 2023. The non-vested options and restricted stock awards are earned at a rate of 20% annually. The non-vested restricted stock units are earned at a rate of 33% annually.
(2)As of June 30, 2023, there were 5,825,421 options (or 1,941,807 restricted stock units or restricted stock awards) remaining available for award under the approved equity compensation plans.

Item 13. Certain Relationships and Related Transactions and Director Independence
The information that appears under the sections captioned “Corporate Governance Matters – Transactions with Certain Related Persons” and “– Board Independence” in the Proxy Statement is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Our independent registered public accounting firm is Crowe LLP, Livingston, NJ, Auditor Firm ID: 173
The information relating to this item is incorporated herein by reference to the information contained under the section captioned “Proposal II – Ratification of Appointment of Independent Auditor” in the Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(1)The following financial statements and the independent auditors’ report appear in this Annual Report on Form 10-K immediately after Item 16:
(2)All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.
(3)The following exhibits are filed as part of this Annual Report on Form 10-K:

3.1
Articles of Incorporation of Kearny Financial Corp. (Incorporated by reference to Kearny Financial Corp.’s Registration Statement on Form S-1 (File No. 333-198602), originally filed on September 5, 2014)

3.2	Amended and Restated Bylaws of Kearny Financial Corp. (Incorporated by reference to Kearny Financial Corp.’s Current Report on Form 8-K (File No. 001-37399), originally filed on August 16, 2023)

4.1
Form of Common Stock Certificate of Kearny Financial Corp. (Incorporated by reference to Kearny Financial Corp.’s Registration Statement on Form S-1 (File No. 333-198602), originally filed on September 5, 2014)

4.2
Description of Capital Stock of Kearny Financial Corp. (Incorporated by reference to Exhibit 4.2 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on August 28, 2020)

10.1
Amended and Restated Employment Agreement between Kearny Bank and Craig Montanaro dated May 18, 2015 (Incorporated by reference to Exhibit 10.1 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.2
Amended and Restated Employment Agreement between Kearny Financial Corp. and Craig Montanaro dated May 18, 2015 (Incorporated by reference to Exhibit 10.2 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.3
Employment Agreement between Kearny Bank and Patrick M. Joyce dated May 18, 2015 (Incorporated by reference to Exhibit 10.4 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.4
Employment Agreement between Kearny Bank and Erika K. Parisi dated May 18, 2015 (Incorporated by reference to Exhibit 10.6 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.5
Employment Agreement between Kearny Bank and Keith Suchodolski dated June 15, 2022 (Incorporated by reference to Exhibit 10.1 to Kearny Financial Corp.’s Current Report on Form 8-K (File No. 001-37399, originally filed on June 16, 2022)†

10.6
Employment Agreement between Kearny Bank and Thomas D. DeMedici dated June 21, 2017 (Incorporated by reference to Exhibit 10.8 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on August 28, 2019)†

10.7
Change in Control Agreement between Kearny Bank and Anthony V. Bilotta, Jr. dated July 1, 2018 (Incorporated by reference to Exhibit 10.9 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on August 28, 2019)†

10.8
Form of Two Year Change in Control Agreement between Kearny Bank and Certain Officers (Incorporated by reference to Exhibit 10.7 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.9
Directors Consultation and Retirement Plan as Amended and Restated (Incorporated by reference to Exhibit 10.8 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.10
Amended and Restated Benefit Equalization Plan for Pension Plan (Incorporated by reference to Exhibit 10.9 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.11
Amended and Restated Benefits Equalization Plan Related to the Employee Stock Ownership Plan (Incorporated by reference to Exhibit 10.10 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.12
Kearny Bank Director Life Insurance Agreement (Incorporated by reference to Exhibit 10.1 to Kearny Financial Corp.’s Current Report on Form 8-K (File No. 000-51093), originally filed on August 18, 2005)†

10.13
Form of Amendment to Kearny Bank Director Life Insurance Agreement (Incorporated by reference to Exhibit 10.14 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.14
Kearny Bank Amended and Restated Executive Life Insurance Agreement with Craig Montanaro (Incorporated by reference to Exhibit 10.2 to Kearny Financial Corp.’s Current Report on Form 8-K (File No. 001-37399), originally filed on June 16, 2022)†

10.15
Form of Kearny Bank Executive Life Insurance Agreement with Keith Suchodolski, Patrick M. Joyce and Thomas D. DeMedici (Incorporated by reference to Exhibit 10.2 to Kearny Financial Corp.’s Current Report on Form 8-K (File No. 000-51093), originally filed on August 18, 2005)†

10.16
Form of Amendment to Kearny Bank Executive Life Insurance Agreement with Keith Suchodolski, Patrick M. Joyce and Thomas D. DeMedici (Incorporated by reference to Exhibit 10.16 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.17
Kearny Bank Amended and Restated Change in Control Severance Pay Plan (Incorporated by reference to Exhibit 10.1 to Kearny Financial Corp.’s Quarterly Report on Form 10-Q (File No. 001-37399), originally filed on May 6, 2022)†

10.18
Kearny Bank Executive Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10.20 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on August 28, 2019) †

10.19
Amendment to Freeze Benefit Accruals Under the Kearny Financial Corp. Directors Consultation and Retirement Plan (Incorporated by reference to Exhibit 10.1 to Kearny Financial Corp.’s Current Report on Form 8-K (File No. 001-37399), originally filed on December 23, 2015)†

10.20	Kearny Financial Corp. 2016 Equity Incentive Plan (Incorporated by reference to Appendix A to Kearny Financial Corp’s Proxy Statement (File No. 001-37399), originally filed on September 14, 2016)†

10.21
Supplemental Executive Retirement Plan by and between Kearny Bank and Craig L. Montanaro effective as of July 1, 2021 (Incorporated by reference to Exhibit 10.1 to Kearny Financial Corp.’s Current Report on Form 8-K (File No. 001-37399), originally filed on June 21, 2021)†

10.22
Amendment to Freeze the Benefit Under the Supplemental Executive Retirement Plan by and between Kearny Bank and Craig L. Montanaro effective as of December 21, 2022 (Incorporated by reference to Exhibit 10.1 to Kearny Financial Corp.’s Current Report on Form 8-K (File No. 001-37399), originally filed on December 22, 2022)†

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

101
The following materials from the Company’s Annual Report to Stockholders on Form 10-K for the year ended June 30, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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
________________________________________
†    Management contract or compensatory plan or arrangement required to be filed as an exhibit.
Item 16. Form 10-K Summary
Not applicable.

August 25, 2023
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
The Company’s management assessed the effectiveness of internal control over financial reporting as of June 30, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on its assessment, management believes that, as of June 30, 2023, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effective operation of the Company’s internal control over financial reporting as of June 30, 2023, a copy of which is included in this annual report.

/s/ Craig L. Montanaro	/s/ Keith Suchodolski
Craig L. Montanaro	Keith Suchodolski
President and Chief Executive Officer	Senior Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
Stockholders and the Board of Directors of
Kearny Financial Corp. and Subsidiaries
Fairfield, New Jersey
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial condition of Kearny Financial Corp. and Subsidiaries (the “Company”) as of June 30, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2023, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involve our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Allowance for Credit Losses – Qualitative Factors - As described in Note 1 to the consolidated financial statements, the Company accounts for credit losses under ASC 326, Financial Instruments – Credit Losses. ASC 326 requires the measurement of expected lifetime credit losses for financial assets measured at amortized cost at the reporting date. As of June 30, 2023, the balance of the allowance for credit losses on loans was $48.7 million.
Management employs a process and methodology to estimate the allowance for credit losses (“ACL”) on loans that evaluates both quantitative and qualitative factors. The methodology for evaluating quantitative factors involves pooling loans into portfolio segments for loans that share similar risk characteristics. Pooled loan portfolio segments include multi-family, nonresidential mortgage, commercial business, construction, one-to-four family residential mortgage, home equity and consumer loans.
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
We identified auditing the qualitative component of the ACL on pooled loans in the multi-family, nonresidential mortgage, and one-to-four family residential mortgage loan segments as a critical audit matter because the methodology to determine the estimate of credit losses uses subjective judgments by management and is subject to material variability. Performing audit procedures to evaluate the qualitative factors on the multi-family, nonresidential mortgage, and one-to-four family residential mortgage loan segments involved a high degree of auditor judgment and required significant effort, including the need to involve more experienced audit personnel including the use of internal specialists.
The primary procedures we performed to address this critical audit matter included:
•Testing the effectiveness of controls over the evaluation of the ACL on pooled loans, including controls addressing:
◦Methodology and accounting policies.
◦Data inputs, judgments and calculations used to determine the qualitative factors.
◦Information technology general controls and application controls.
◦Management’s review of the qualitative factors.

•Substantively testing management’s process, including evaluating their judgments and assumptions, for developing the ACL on loans collectively evaluated for impairment, which included:
◦Evaluation of the appropriateness of the Company’s methodology and accounting policies involved in the application of ASC 326.
◦Testing the mathematical accuracy of the calculation.
◦Testing the completeness and accuracy of data used in the calculation including utilizing internal specialists to assist in testing the accuracy of the underlying peer data used to develop the maximum loss factors.
◦Evaluation of the reasonableness of management’s judgments related to qualitative factors to determine if they are calculated to conform with management’s policies and were consistently applied period over period. Our evaluation considered evidence from internal and external sources and loan portfolio composition and performance.
Goodwill Impairment - As described in Notes 1 to the consolidated financial statements, the Company’s consolidated goodwill balance was $210.9 million as of June 30, 2023, which is allocated to the Company’s single reporting unit. Goodwill is tested for impairment at the reporting unit level at least annually, or more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The annual quantitative assessment of goodwill for the Company’s single reporting unit was performed utilizing a discounted cash flow analysis (“income approach”) and estimates of selected market information (“market approaches”). The result of the income approach was weighted at 50% and the results of the market approaches comprised the remaining 50% in determining the fair value of the Company’s single reporting unit. The fair value of the Company’s single reporting unit exceeded its carrying value and no impairment charges were recorded as of June 30, 2023. The goodwill impairment assessment involves significant estimates and subjective assumptions which require a high degree of management judgment.
We identified the goodwill impairment assessment of the Company as a critical audit matter. The principal considerations for this determination were the degree of auditor judgment in performing procedures over the key assumptions, which include discount rate, cost savings rate, expected future cash flows, and weighting allocation to valuation methodologies.
The primary procedures we performed to address this critical audit matter included:
•Testing the effectiveness of controls over the valuation methodologies, assumptions and data used to estimate the fair value of the Company, including controls addressing:
◦Management’s review of the reasonableness and accuracy of the Company’s expected future cash flows used in the income approach.
◦Management’s evaluation of assumptions and inputs used, including discount rate, cost savings rate, comparable companies data, and allocated weightings incorporated into the methodologies used to determine fair value.
◦Completeness and accuracy of key financial data used in the assessment.
•Substantively testing management’s estimate, for estimating the fair value of the Company, which included:
◦Testing of key financial data for completeness and accuracy.
◦Evaluation of management’s ability to reasonably forecast cash flows.
◦Utilization of an internal specialist to evaluate appropriateness of valuation methodologies, the discount rate assumption, cost savings rate, comparable companies data, and overall reasonableness of the fair value.
◦Evaluation of management’s weighting allocation to each valuation methodology.
/s/ Crowe LLP
We have served as the Company's auditor since 2017.
Livingston, New Jersey
August 25, 2023

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(In Thousands, Except Share and Per Share Data)

	June 30,
	2023	2022
Assets
Cash and amounts due from depository institutions	$21,795	$26,094
Interest-bearing deposits in other banks	48,720	75,521
Cash and cash equivalents	70,515	101,615
Investment securities available for sale (amortized cost of $1,383,867 and $1,462,124, respectively), net of allowance for credit losses of $0 at June 30, 2023 and June 30, 2022	1,227,729	1,344,093
Investment securities held to maturity (fair value of $131,169 and $108,118, respectively), net of allowance for credit losses of $0 at June 30, 2023 and June 30, 2022	146,465	118,291
Loans held-for-sale	9,591	28,874
Loans receivable	5,829,421	5,417,845
Less: allowance for credit losses on loans	(48,734)	(47,058)
Net loans receivable	5,780,687	5,370,787
Premises and equipment	48,309	53,281
Federal Home Loan Bank ("FHLB") of New York stock	71,734	47,144
Accrued interest receivable	28,133	20,466
Goodwill	210,895	210,895
Core deposit intangibles	2,457	3,020
Bank owned life insurance	292,825	289,177
Deferred income tax assets, net	51,973	49,350
Other real estate owned	12,956	178
Other assets	110,546	82,712
Total Assets	$8,064,815	$7,719,883

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest-bearing	$609,999	$653,899
Interest-bearing	5,019,184	5,208,357
Total deposits	5,629,183	5,862,256
Borrowings	1,506,812	901,337
Advance payments by borrowers for taxes	18,338	16,746
Other liabilities	41,198	45,544
Total Liabilities	7,195,531	6,825,883

Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 800,000,000 shares authorized; 65,864,075 shares and 68,666,323 shares issued and outstanding, respectively	659	687
Paid-in capital	503,332	528,396
Retained earnings	457,611	445,451
Unearned employee stock ownership plan shares; 2,358,198 shares and 2,558,895 shares, respectively	(22,862)	(24,807)
Accumulated other comprehensive loss	(69,456)	(55,727)
Total Stockholders' Equity	869,284	894,000
Total Liabilities and Stockholders' Equity	$8,064,815	$7,719,883

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Income
(In Thousands, Except Per Share Data)

	Years Ended June 30,
	2023	2022	2021
Interest Income
Loans	$233,147	$190,520	$202,240
Taxable investment securities	54,855	32,746	31,238
Tax-exempt investment securities	694	1,273	1,652
Other interest-earning assets	5,028	1,733	2,955
Total Interest Income	293,724	226,272	238,085

Interest Expense
Deposits	78,163	15,208	31,535
Borrowings	39,696	14,461	18,316
Total Interest Expense	117,859	29,669	49,851
Net Interest Income	175,865	196,603	188,234
Provision for (reversal of) credit losses	2,486	(7,518)	(1,121)
Net Interest Income after Provision for (Reversal of) Credit Losses	173,379	204,121	189,355

Non-Interest Income
Fees and service charges	3,106	2,580	1,897
(Loss) gain on sale and call of securities	(15,227)	(559)	767
(Loss) gain on sale of loans	(1,645)	2,539	5,574
(Loss) gain on sale of other real estate owned	(139)	5	—
Income from bank owned life insurance	8,645	6,167	6,267
Electronic banking fees and charges	1,759	1,626	1,717
Bargain purchase gain	—	—	3,053
Other income	6,252	1,576	1,751
Total Non-Interest Income	2,751	13,934	21,026

Non-Interest Expense
Salaries and employee benefits	75,589	76,264	68,800
Net occupancy expense of premises	12,036	14,114	12,673
Equipment and systems	14,577	15,886	14,870
Advertising and marketing	2,122	2,059	2,161
Federal deposit insurance premium	5,133	2,455	1,940
Directors' compensation	1,364	2,132	2,993
Merger-related expenses	—	—	4,349
Debt extinguishment expenses	—	—	796
Other expense	12,930	12,798	17,303
Total Non-Interest Expense	123,751	125,708	125,885
Income before Income Taxes	52,379	92,347	84,496
Income tax expense	11,568	24,800	21,263
Net Income	$40,811	$67,547	$63,233

Net Income per Common Share (EPS)
Basic	$0.63	$0.95	$0.77
Diluted	$0.63	$0.95	$0.77
Weighted Average Number of Common Shares Outstanding
Basic	64,804	70,911	82,387
Diluted	64,804	70,933	82,391

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In Thousands)

	Years Ended June 30,
	2023	2022	2021
Net Income	$40,811	$67,547	$63,233
Other Comprehensive (Loss) Income, net of tax:
Net unrealized loss on securities available for sale	(38,004)	(91,453)	(8,274)
Net realized loss (gain) on sale and call of securities available for sale	10,811	397	(538)
Fair value adjustments on derivatives	13,211	28,481	13,470
Benefit plan adjustments	253	704	229
Total Other Comprehensive (Loss) Income	(13,729)	(61,871)	4,887
Total Comprehensive Income	$27,082	$5,676	$68,120

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(In Thousands, Except Per Share Data)

	Common Stock		Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance - June 30, 2020	83,663	$837	$722,871	$387,911	$(28,699)	$1,257	$1,084,177

Cumulative effect of change in accounting principle - Topic 326	—	—	—	(14,239)	—	—	(14,239)
Balance - July 1, 2020 as adjusted for change in accounting principle	83,663	837	722,871	373,672	(28,699)	1,257	1,069,938
Net income	—	—	—	63,233	—	—	63,233
Other comprehensive income, net of income tax	—	—	—	—	—	4,887	4,887
ESOP shares committed to be released (201 shares)	—	—	123	—	1,946	—	2,069
Stock option exercise	41	—	373	—	—	—	373
Stock repurchases	(10,567)	(105)	(118,916)	—	—	—	(119,021)
Issuance of stock under stock benefit plans	54	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	5,673	—	—	—	5,673
Cancellation of stock issued for restricted stock awards	(80)	(1)	(802)	—	—	—	(803)
Stock issued in conjunction with the acquisition of MSB Financial Corp.	5,854	58	45,075	—	—	—	45,133
Cash dividends declared ($0.35 per common share)	—	—	—	(28,538)	—	—	(28,538)

Balance - June 30, 2021	78,965	$790	$654,396	$408,367	$(26,753)	$6,144	$1,042,944

	Common Stock		Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance - June 30, 2021	78,965	$790	$654,396	$408,367	$(26,753)	$6,144	$1,042,944

Net income	—	—	—	67,547	—	—	67,547
Other comprehensive loss, net of income tax	—	—	—	—	—	(61,871)	(61,871)
ESOP shares committed to be released (201 shares)	—	—	600	—	1,946	—	2,546
Stock repurchases	(10,222)	(102)	(129,418)	—	—	—	(129,520)
Stock-based compensation expense	—	—	3,794	—	—	—	3,794
Cancellation of stock issued for restricted stock awards	(77)	(1)	(976)	—	—	—	(977)
Cash dividends declared ($0.43 per common share)	—	—	—	(30,463)	—	—	(30,463)

Balance - June 30, 2022	68,666	$687	$528,396	$445,451	$(24,807)	$(55,727)	$894,000

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(In Thousands, Except Per Share Data)

	Common Stock		Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance - June 30, 2022	68,666	$687	$528,396	$445,451	$(24,807)	$(55,727)	$894,000

Net income	—	—	—	40,811	—	—	40,811
Other comprehensive loss, net of income tax	—	—	—	—	—	(13,729)	(13,729)
ESOP shares committed to be released (201 shares)	—	—	(8)	—	1,945	—	1,937
Stock repurchases	(2,821)	(29)	(27,529)	—	—	—	(27,558)
Issuance of stock under stock benefit plans	61	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	2,936	—	—	—	2,936
Cancellation of stock issued for restricted stock awards	(42)	—	(462)	—	—	—	(462)
Cash dividends declared ($0.44 per common share)	—	—	—	(28,651)	—	—	(28,651)

Balance - June 30, 2023	65,864	$659	$503,332	$457,611	$(22,862)	$(69,456)	$869,284

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In Thousands)

	Years Ended June 30,
	2023	2022	2021
Cash Flows from Operating Activities:
Net income	$40,811	$67,547	$63,233
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	5,733	5,971	5,862
Net accretion of yield adjustments	(5,084)	(5,669)	(13,214)
Deferred income taxes and valuation allowance	2,789	5,023	4,154
Bargain purchase gain	—	—	(3,053)
Amortization of intangible assets	563	685	980
Amortization of benefit plans’ unrecognized net loss	358	1,003	320
Provision for (reversal of) credit losses	2,486	(7,518)	(1,121)
Loss (gain) on sale of other real estate owned	139	(5)	—
Loans originated for sale	(106,288)	(179,727)	(281,086)
Proceeds from sale of mortgage loans held-for-sale	127,416	196,796	290,530
Loss (gain) on sale of mortgage loans held-for-sale, net	1,700	(2,415)	(5,147)
Realized loss (gain) on sale/call of securities available for sale	15,227	559	(767)
Realized loss on debt extinguishment	—	—	796
Realized gain on sale of loans receivable	(55)	(124)	(427)
Realized gain on disposition of premises and equipment	(2,886)	(363)	(971)
Loss on write-down of premises	—	—	1,938
Increase in cash surrender value of bank owned life insurance	(8,645)	(6,167)	(6,267)
ESOP and stock-based compensation expense	4,873	6,340	7,742
Increase in interest receivable	(7,667)	(1,104)	(288)
Decrease (increase) in other assets	2,833	7,922	(4,454)
Increase (decrease) in interest payable	9,776	853	(638)
(Decrease) increase in other liabilities	(14,530)	(8,306)	17,295
Net Cash Provided by Operating Activities	69,549	81,301	75,417

Cash Flows from Investing Activities:
Purchases of:
Investment securities available for sale	(166,483)	(229,145)	(918,668)
Investment securities held to maturity	(40,398)	(86,406)	(12,321)
Proceeds from:
Repayments/calls/maturities of investment securities available for sale	124,687	330,152	517,511
Repayments/calls/maturities of investment securities held to maturity	12,095	6,116	6,595
Sale of investment securities available for sale	105,199	100,336	98,084
Purchase of loans	(702)	(123,389)	(81,707)
Net (increase) decrease in loans receivable	(435,111)	(467,236)	232,660
Proceeds from sale of loans receivable	706	1,450	44,801
Purchase of interest rate caps	(758)	—	—
Proceeds from sale of other real estate owned	315	708	—
Additions to premises and equipment	(1,355)	(2,920)	(5,458)
Proceeds from death benefit of bank owned life insurance	4,997	300	—
Proceeds from cash settlement of premises and equipment	3,480	612	4,852
Purchase of FHLB stock	(98,275)	(30,382)	(37)
Redemption of FHLB stock	73,685	19,853	25,421
Net cash acquired in acquisition	—	—	4,296
Net Cash Used in Investing Activities	(417,918)	(479,951)	(83,971)

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In Thousands)

	Years Ended June 30,
	2023	2022	2021
Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(232,804)	377,606	596,583
Repayment of term FHLB advances	(5,650,000)	(4,100,000)	(2,847,796)
Proceeds from term FHLB advances	6,280,000	4,085,000	2,345,000
Net (decrease) increase in other short-term borrowings	(25,000)	230,000	(48,635)
Net increase (decrease) in advance payments by borrowers for taxes	1,592	994	(1,611)
Repurchase and cancellation of common stock of Kearny Financial Corp.	(27,558)	(129,520)	(119,021)
Cancellation of shares repurchased on vesting to pay taxes	(462)	(977)	(803)
Exercise of stock options	—	—	373
Dividends paid	(28,499)	(30,693)	(28,648)
Net Cash Provided by (Used in) Financing Activities	317,269	432,410	(104,558)
Net (Decrease) Increase in Cash and Cash Equivalents	(31,100)	33,760	(113,112)
Cash and Cash Equivalents - Beginning	101,615	67,855	180,967
Cash and Cash Equivalents - Ending	$70,515	$101,615	$67,855

Supplemental Disclosures of Cash Flows Information:
Cash paid during the year for:
Income taxes, net of refunds	$9,883	$15,552	$19,734
Interest	$108,516	$28,816	$50,488

Non-cash investing and financing activities:
Transfers from loans receivable to loans held-for-sale	$3,545	$27,036	$43,579
Acquisition of other real estate owned in settlement of loans	$13,232	$703	$—
Fair value of assets acquired, net of cash and cash equivalents acquired	$—	$—	$567,816
Fair value of liabilities assumed	$—	$—	$523,926

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies
Basis of Consolidated Financial Statement Presentation
The consolidated financial statements include the accounts of Kearny Financial Corp. (the “Company”), its wholly-owned subsidiary, Kearny Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries, CJB Investment Corp. and 189-245 Berdan Avenue LLC. The Company conducts its business principally through the Bank. Management prepared the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), including the elimination of all significant inter-company accounts and transactions during consolidation.
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
At June 30, 2023, the Bank had two wholly-owned subsidiaries, CJB Investment Corp. and 189-245 Berdan Avenue LLC. CJB Investment Corp was organized under New Jersey law as a New Jersey Investment Company and remained active through the three-year period ended June 30, 2023. 189-245 Berdan Avenue LLC was formed during the year ended June 30, 2023 for the purpose of ownership and operation of commercial real estate.
Subsequent Events
The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of June 30, 2023, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date this document was filed.
On July 27, 2023, the Company declared a quarterly cash dividend of $0.11 per share, paid on August 23, 2023 to stockholders of record as of August 9, 2023.
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
Goodwill and Other Intangible Assets
Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performed its annual impairment test during the fourth quarter of its fiscal year ended June 30, 2023. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our audited Consolidated Statements of Financial Condition.
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
For the year ended June 30, 2023, the annual quantitative assessment of goodwill for our single reporting unit was performed utilizing a discounted cash flow analysis (“income approach”) and estimates of selected market information (“market approaches”). The income approach measures the fair value of an interest in a business by discounting expected future cash flows to present value. The market approaches take into consideration fair values of comparable companies operating in similar lines of business that are potentially subject to similar economic and environmental factors and could be considered reasonable investment alternatives. The result of the income approach was weighted at 50% and the results of the market approaches comprised the remaining 50% in determining the fair value of our single reporting unit. The results of the annual quantitative impairment analysis indicated that the fair value exceeded the carrying value for our single reporting unit.
No impairment charges were required to be recorded in the years ended June 30, 2023, 2022 or 2021. If an impairment loss is determined to exist in the future, such loss will be reflected as an expense in the Consolidated Statements of Income in the period in which the impairment loss is determined.
The balance of other intangible assets at June 30, 2023 and 2022 totaled $2.5 million and $3.0 million, respectively, representing the remaining unamortized balance of the core deposit intangibles ascribed to the value of deposits acquired by the Bank through the acquisition of Clifton Bancorp Inc. in April 2018 and MSB Financial Corp. in July 2020.

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
Income Taxes
The Company and its subsidiaries file consolidated federal income tax returns. Federal income taxes are allocated to each entity based on their respective contributions to the taxable income of the consolidated income tax returns. Separate state income tax returns are filed for the Company and its subsidiaries on either a consolidated or unconsolidated basis as required by the jurisdiction. The federal income tax rate of 21% was applicable for the years ended June 30, 2023, 2022 or 2021.
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
The Company identified no significant income tax uncertainties through the evaluation of its income tax positions as of June 30, 2023 and 2022. Therefore, the Company has no unrecognized income tax benefits as of those dates. Our policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Income. The Company recognized no material interest and penalties during the years ended June 30, 2023, 2022 or 2021. The tax years subject to examination by the taxing authorities are the years ended June 30, 2022, 2021 and 2020.
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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 1 - Summary of Significant Accounting Policies (continued)
Comprehensive Income
Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes items recorded in equity, such as unrealized gains and losses on securities available for sale, unrealized gains and losses on derivatives and amortization related to post-retirement obligations. Comprehensive income is presented in a separate Consolidated Statement of Comprehensive Income.
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
Note 3 – Business Combination
On July 10, 2020, the Company completed its acquisition of MSB Financial Corp. (“MSB”) and its subsidiary, Millington Bank. In accordance with the merger agreement, approximately $9.8 million in cash and 5,853,811 shares of Company common stock were distributed to former MSB shareholders in exchange for their shares of MSB common stock.
The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. Management engaged a third-party specialist to develop the fair value estimate of certain MSB’s assets and liabilities as of the acquisition date. The assets and liabilities, both tangible and intangible, were recorded at their fair values as of July 10, 2020 based on management’s best estimate using the information available as of the merger date. The application of the acquisition method of accounting resulted in the recognition of bargain purchase gain of $3.1 million and a core deposit intangible of $690,000. During the year ended June 30, 2021, the Company completed all MSB tax returns and determined that there were no material adjustments to the balance of deferred income tax assets or bargain purchase gain associated with the MSB acquisition.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 3 – Business Combination (continued)
The Company recorded the assets acquired and liabilities assumed through the merger at fair value as summarized in the following table:

	As Recorded by MSB	Fair Value Adjustments		As Recorded at Acquisition
	(In Thousands)
Cash paid for acquisition				$9,830
Value of stock issued				45,133
Total purchase price				$54,963

Cash and cash equivalents	$14,126	$—		$14,126
Investment securities	4,000	(510)	(a)	3,490
Loans receivable	537,589	(7,345)	(b)	530,244
Allowance for loan losses	(6,037)	6,037	(c)	—
Premises and equipment	7,698	(3,221)	(d)	4,477
FHLB stock	3,345	—		3,345
Accrued interest receivable	1,701	—		1,701
Core deposit intangibles	—	690	(e)	690
Bank owned life insurance	14,663	—		14,663
Deferred income taxes, net	1,729	2,152	(f)	3,881
Other assets	4,830	495	(g)	5,325
Total assets acquired	$583,644	$(1,702)		$581,942

Deposits	$458,392	$1,786	(h)	$460,178
FHLB borrowings	62,900	—		62,900
Advance payments by borrowers for taxes	794	—		794
Other liabilities	810	(756)	(i)	54
Total liabilities assumed	$522,896	$1,030		$523,926

Net assets acquired				$58,016
Bargain purchase gain				$(3,053)
________________________________________
Explanation of certain fair value related adjustments:
(a)Represents the fair value adjustments on investment securities.
(b)Represents the fair value adjustments on the net book value of loans, which includes an interest rate mark and credit mark adjustment and the reversal of deferred fees/costs and premiums.
(c)Represents the elimination of MSB’s allowance for loan losses.
(d)Represents the fair value adjustments to reflect the fair value of land and buildings and premises and equipment, which will be amortized on a straight-line basis over the estimated useful lives of the individual assets.
(e)Represents the intangible assets recorded to reflect the fair value of core deposits. The core deposit asset was recorded as an identifiable intangible asset and will be amortized on an accelerated basis over the estimated average life of the deposit base.
(f)Represents an adjustment to net deferred tax assets resulting from the fair value adjustments related to the acquired assets, liabilities assumed and identifiable intangible assets recorded.
(g)Represents an adjustment to other assets acquired.
(h)Represents fair value adjustments on time deposits, which will be treated as a reduction of interest expense over the remaining term of the time deposits.
(i)Represents an adjustment to other liabilities assumed.

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
Merger-related expenses were recorded in the Consolidated Statements of Income as a component of non-interest expense and include costs relating to the Company’s acquisition of MSB, as described above. These charges represent one-time costs associated with acquisition activities and are expensed as incurred. Direct acquisition and other charges were recorded in merger-related expense on the Consolidated Statements of Income. Direct acquisition and other charges incurred in connection with the MSB merger totaled $4.3 million for the year ended June 30, 2021.
Note 4 - Securities
The following tables present the amortized cost, gross unrealized gains and losses and estimated fair values for available for sale securities and the amortized cost, gross unrecognized gains and losses and estimated fair values for held to maturity securities as of the dates indicated.

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Available for sale:
Debt securities:
Asset-backed securities	$138,281	$4	$2,115	$—	$136,170
Collateralized loan obligations	381,915	268	5,187	—	376,996
Corporate bonds	159,666	—	24,648	—	135,018
Total debt securities	679,862	272	31,950	—	648,184

Mortgage-backed securities:
Residential pass-through securities (1)	539,506	2	103,357	—	436,151
Commercial pass-through securities (1)	164,499	—	21,105	—	143,394
Total mortgage-backed securities	704,005	2	124,462	—	579,545

Total securities available for sale	$1,383,867	$274	$156,412	$—	$1,227,729
________________________________________
(1)Government-sponsored enterprises.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 4 - Securities (continued)

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Available for sale:
Debt securities:
Obligations of state and political subdivisions	$28,485	$39	$89	$—	$28,435
Asset-backed securities	169,506	—	2,949	—	166,557
Collateralized loan obligations	315,693	—	7,880	—	307,813
Corporate bonds	159,871	175	6,649	—	153,397
Total debt securities	673,555	214	17,567	—	656,202

Mortgage-backed securities:
Collateralized mortgage obligations (1)	7,451	—	329	—	7,122
Residential pass-through securities (1)	595,337	45	80,624	—	514,758
Commercial pass-through securities (1)	185,781	1	19,771	—	166,011
Total mortgage-backed securities	788,569	46	100,724	—	687,891

Total securities available for sale	$1,462,124	$260	$118,291	$—	$1,344,093
________________________________________
(1)Government-sponsored enterprises.

	June 30, 2023
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Held to maturity:
Debt securities:
Obligations of state and political subdivisions	$16,051	$—	$321	$—	$15,730
Total debt securities	16,051	—	321	—	15,730

Mortgage-backed securities:
Residential pass-through securities (1)	118,166	—	12,736	—	105,430
Commercial pass-through securities (1)	12,248	—	2,239	—	10,009
Total mortgage-backed securities	130,414	—	14,975	—	115,439

Total securities held to maturity	$146,465	$—	$15,296	$—	$131,169
________________________________________
(1)Government-sponsored enterprises.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 4 - Securities (continued)

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
________________________________________
(1)Government-sponsored enterprises.
Excluding the balances of mortgage-backed securities, the following tables present the amortized cost and estimated fair values of debt securities available for sale and held to maturity, by contractual maturity, at June 30, 2023:

	June 30, 2023
	Amortized Cost	Fair Value
	(In Thousands)
Available for sale debt securities:
Due in one year or less	$—	$—
Due after one year through five years	21,865	21,526
Due after five years through ten years	363,433	339,589
Due after ten years	294,564	287,069
Total	$679,862	$648,184

	June 30, 2023
	Amortized Cost	Fair Value
	(In Thousands)
Held to maturity debt securities:
Due in one year or less	$3,386	$3,361
Due after one year through five years	12,054	11,776
Due after five years through ten years	611	593
Due after ten years	—	—
Total	$16,051	$15,730

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 4 - Securities (continued)
Sales of securities available for sale were as follows for the periods presented below:

	Year Ended June 30,
	2023	2022	2021
	(In Thousands)
Available for sale securities sold:
Proceeds from sales of securities	$105,199	$100,336	$98,084

Gross realized gains	$—	$—	$1,196
Gross realized losses	(15,227)	(565)	(470)
Net (loss) gain on sales of securities	$(15,227)	$(565)	$726
Gains resulting from calls of securities available for sale were as follows for the periods presented below:

	Year Ended June 30,
	2023	2022	2021
	(In Thousands)
Available for sale securities called:
Gross realized gains	$—	$6	$41
Gross realized losses	—	—	—
Net gain on calls of securities	$—	$6	$41
During the years ended June 30, 2023, 2022 and 2021, there were no gains or losses recorded on sales or calls of securities held to maturity.
The carrying value of securities pledged for borrowings at the FHLB and other institutions, and securities pledged for public funds and other purposes, were as follows as of the dates presented below:

	June 30, 2023	June 30, 2022
	(In Thousands)
Securities pledged:
Pledged for borrowings at the FHLB of New York	$—	$178,048
Pledged to secure public funds on deposit	201,239	357,841
Pledged for potential borrowings at the Federal Reserve Bank of New York	529,216	378,071
Total carrying value of securities pledged	$730,455	$913,960

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 4 - Securities (continued)
The following tables present the gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that securities have been in a continuous unrealized loss position within the available for sale portfolio at June 30, 2023 and 2022:

	June 30, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale:
Asset-backed securities	$33,833	$129	$98,828	$1,986	14	$132,661	$2,115
Collateralized loan obligations	46,903	135	294,813	5,052	26	341,716	5,187
Corporate bonds	25,511	1,354	109,507	23,294	31	135,018	24,648
Commercial pass-through securities	63,531	1,380	79,863	19,725	12	143,394	21,105
Residential pass-through securities	10,520	702	425,170	102,655	108	435,690	103,357

Total	$180,298	$3,700	$1,008,181	$152,712	191	$1,188,479	$156,412

	June 30, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale:
Obligations of state and political subdivisions	$11,310	$89	$—	$—	30	$11,310	$89
Asset-backed securities	161,303	2,928	5,254	21	15	166,557	2,949
Collateralized loan obligations	236,967	6,435	70,846	1,445	24	307,813	7,880
Corporate bonds	129,407	6,464	3,815	185	27	133,222	6,649
Collateralized mortgage obligations	7,122	329	—	—	6	7,122	329
Commercial pass-through securities	63,045	3,194	102,817	16,577	21	165,862	19,771
Residential pass-through securities	237,928	26,566	274,197	54,058	106	512,125	80,624

Total	$847,082	$46,005	$456,929	$72,286	229	$1,304,011	$118,291

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 4 - Securities (continued)
The following table presents the gross unrecognized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that securities have been in a continuous unrecognized loss position within the held to maturity portfolio at June 30, 2023 and 2022:

	June 30, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Number of Securities	Fair Value	Unrecognized Losses
	(Dollars in Thousands)
Securities Held to Maturity:
Obligations of state and political subdivisions	$13,642	$268	$2,088	$53	32	$15,730	$321
Commercial pass-through securities	—	—	10,009	2,239	1	10,009	2,239
Residential pass-through securities	38,135	319	67,295	12,417	9	105,430	12,736

Total	$51,777	$587	$79,392	$14,709	42	$131,169	$15,296

	June 30, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Number of Securities	Fair Value	Unrecognized Losses
	(Dollars in Thousands)
Securities Held to Maturity:
Obligations of state and political subdivisions	$8,681	$78	$—	$—	15	$8,681	$78
Commercial pass-through securities	10,729	1,552	—	—	1	10,729	1,552
Residential pass-through securities	76,264	8,587	—	—	8	76,264	8,587

Total	$95,674	$10,217	$—	$—	24	$95,674	$10,217
Available for sale securities are evaluated to determine if a decline in fair value below the amortized cost basis has resulted from a credit loss or from other factors. An impairment related to credit factors would be recorded through an allowance for credit losses. The allowance is limited to the amount by which the security’s amortized cost basis exceeds the fair value. An impairment that has not been recorded through an allowance for credit losses shall be recorded through other comprehensive income, net of applicable taxes. Investment securities will be written down to fair value through the Consolidated Statement of Income if management intends to sell, or may be required to sell, the securities before they recover in value. The issuers of these securities continue to make timely principal and interest payments and none of these securities were past due or were placed in nonaccrual status at June 30, 2023. Management believes that the unrealized losses on these securities are a function of changes in market interest rates and credit spreads, not changes in credit quality. No allowance for credit losses was recorded at June 30, 2023 on available for sale securities.
The sale of available for sale securities during the year ended June 30, 2023 was part of a wholesale restructuring and the proceeds were reinvested in higher yielding securities. The Company was not required to sell these securities.
At June 30, 2023, the held to maturity securities portfolio consisted of agency mortgage-backed securities and obligations of state and political subdivisions. The mortgage-backed securities are issued by U.S. government agencies and are implicitly guaranteed by the U.S. government. The obligations of state and political subdivisions in the portfolio are highly rated by major rating agencies and have a long history of no credit losses. The Company regularly monitors the obligations of state and political subdivisions sector of the market and reviews collectability including such factors as the financial condition of the issuers as well as credit ratings in effect as of the reporting period. No allowance for credit losses was recorded at June 30, 2023 on held to maturity securities.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 5 – Loans Receivable
The following table sets forth the composition of the Company’s loan portfolio at June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022
	(In Thousands)
Commercial loans:
Multi-family mortgage	$2,761,775	$2,409,090
Nonresidential mortgage	968,574	1,019,838
Commercial business	146,861	176,807
Construction	226,609	140,131
Total commercial loans	4,103,819	3,745,866

One- to four-family residential mortgage	1,700,559	1,645,816

Consumer loans:
Home equity loans	43,549	42,028
Other consumer	2,549	2,866
Total consumer loans	46,098	44,894

Total loans	5,850,476	5,436,576

Unaccreted yield adjustments (1)	(21,055)	(18,731)

Total loans receivable, net of yield adjustments	$5,829,421	$5,417,845
___________________________
(1)At June 30, 2023, included a fair value adjustment to the carrying amount of hedged one- to four-family residential mortgage loans.
The Bank has granted loans to officers and directors of the Company and its subsidiaries and to their associates. As of June 30, 2023 and 2022, such loans totaled approximately $2.5 million and $2.6 million, respectively. During the year ended June 30, 2023, the Bank granted no new loans to related parties. During the year ended June 30, 2022, the Bank granted two new loans to related parties totaling $1.8 million.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 5 – Loans Receivable (continued)
Past Due Loans
Past due status is based on the contractual payment terms of the loans. The following tables present the payment status of past due loans as of June 30, 2023 and 2022, by loan segment:

	Payment Status June 30, 2023
	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(In Thousands)
Multi-family mortgage	$2,958	$—	$10,756	$13,714	$2,748,061	$2,761,775
Nonresidential mortgage	792	—	8,233	9,025	959,549	968,574
Commercial business	528	16	236	780	146,081	146,861
Construction	—	—	—	—	226,609	226,609
One- to four-family residential mortgage	2,019	1,202	3,731	6,952	1,693,607	1,700,559
Home equity loans	25	—	50	75	43,474	43,549
Other consumer	—	—	—	—	2,549	2,549
Total loans	$6,322	$1,218	$23,006	$30,546	$5,819,930	$5,850,476

	Payment Status June 30, 2022
	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(In Thousands)
Multi-family mortgage	$3,148	$3,056	$7,788	$13,992	$2,395,098	$2,409,090
Nonresidential mortgage	4,026	—	18,132	22,158	997,680	1,019,838
Commercial business	98	57	155	310	176,497	176,807
Construction	—	—	—	—	140,131	140,131
One- to four-family residential mortgage	1,525	253	3,455	5,233	1,640,583	1,645,816
Home equity loans	28	35	—	63	41,965	42,028
Other consumer	—	—	—	—	2,866	2,866
Total loans	$8,825	$3,401	$29,530	$41,756	$5,394,820	$5,436,576
Nonperforming Loans
Loans are generally placed on nonaccrual status when contractual payments become 90 or more days past due or when the Company does not expect to receive all P&I payment owed substantially in accordance with the terms of the loan agreement, regardless of past due status. Loans that become 90 days past due, but are well secured and in the process of collection, may remain on accrual status. Nonaccrual loans are generally returned to accrual status when all payments due are brought current and the Company expects to receive all remaining P&I payments owed substantially in accordance with the terms of the loan agreement. Payments received in cash on nonaccrual loans, including both the principal and interest portions of those payments, are generally applied to reduce the carrying value of the loan. The Company did not recognize interest income on non-accrual loans during the years ended June 30, 2023, 2022 and 2021.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 5 – Loans Receivable (continued)
The following tables present information relating to the Company’s nonperforming loans as of June 30, 2023 and 2022:

	Performance Status June 30, 2023
	90 Days and Over Past Due Accruing	Nonaccrual Loans with Allowance for Credit Losses	Nonaccrual Loans with no Allowance for Credit Losses	Total Nonperforming	Performing	Total
	(In Thousands)
Multi-family mortgage	$—	$5,686	$13,428	$19,114	$2,742,661	$2,761,775
Nonresidential mortgage	—	11,815	4,725	16,540	952,034	968,574
Commercial business	—	71	181	252	146,609	146,861
Construction	—	—	—	—	226,609	226,609
One- to four-family residential mortgage	—	1,640	5,031	6,671	1,693,888	1,700,559
Home equity loans	—	—	50	50	43,499	43,549
Other consumer	—	—	—	—	2,549	2,549
Total loans	$—	$19,212	$23,415	$42,627	$5,807,849	$5,850,476

	Performance Status June 30, 2022
	90 Days and Over Past Due Accruing	Nonaccrual Loans with Allowance for Credit Losses	Nonaccrual Loans with no Allowance for Credit Losses	Total Nonperforming	Performing	Total
	(In Thousands)
Multi-family mortgage	$—	$8,367	$18,286	$26,653	$2,382,437	$2,409,090
Nonresidential mortgage	—	12,602	19,292	31,894	987,944	1,019,838
Commercial business	—	212	81	293	176,514	176,807
Construction	—	—	1,561	1,561	138,570	140,131
One- to four-family residential mortgage	—	3,543	4,946	8,489	1,637,327	1,645,816
Home equity loans	—	302	1,129	1,431	40,597	42,028
Other consumer	—	—	—	—	2,866	2,866
Total loans	$—	$25,026	$45,295	$70,321	$5,366,255	$5,436,576
Troubled Debt Restructurings
On a case-by-case basis, the Company may agree to modify the contractual terms of a loan to assist a borrower who may be experiencing financial difficulty, as well as to preserve the Company’s position in the loan. If the borrower is experiencing financial difficulties and a concession has been made at the time of such modification, the loan is classified as a TDR. The Company had TDRs totaling $17.4 million and $22.2 million as of June 30, 2023 and 2022, respectively. The allowance for credit losses associated with the TDRs presented in the tables below totaled $274,000 and $365,000 as of June 30, 2023 and 2022, respectively. As of June 30, 2023, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured in a TDR.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 5 – Loans Receivable (continued)
The following tables present total TDRs at June 30, 2023 and 2022:

	June 30, 2023
	Accrual		Non-accrual		Total
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(Dollars In Thousands)
Commercial loans:
Multi-family mortgage	—	$—	2	$5,400	2	$5,400
Nonresidential mortgage	3	170	2	700	5	870
Commercial business	6	3,197	—	—	6	3,197
Construction	—	—	—	—	—	—
Total commercial loans	9	3,367	4	6,100	13	9,467

One- to four-family residential mortgage	39	6,752	4	774	43	7,526

Consumer loans:
Home equity loans	6	368	—	—	6	368
Total	54	$10,487	8	$6,874	62	$17,361

	June 30, 2022
	Accrual		Non-accrual		Total
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(Dollars In Thousands)
Commercial loans:
Multi-family mortgage	—	$—	2	$5,626	2	$5,626
Nonresidential mortgage	4	389	2	1,565	6	1,954
Commercial business	5	3,631	2	82	7	3,713
Construction	—	—	1	1,561	1	1,561
Total commercial loans	9	4,020	7	8,834	16	12,854

One- to four-family residential mortgage	29	4,488	16	3,314	45	7,802

Consumer loans:
Home equity loans	5	164	2	1,364	7	1,528
Total	43	$8,672	25	$13,512	68	$22,184

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 5 – Loans Receivable (continued)
The following table presents information regarding TDRs that occurred during the years ended June 30, 2023 and 2022:

	Year Ended June 30, 2023			Year Ended June 30, 2022
	# of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment	# of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
	(Dollars In Thousands)
Multi-family mortgage	—	$—	$—	2	$12,091	$12,073
Nonresidential mortgage	1	313	345	—	—	—
Commercial business	2	74	74	—	—	—
One- to four-family residential mortgage	2	708	705	13	3,812	3,924
Home equity loans	1	35	35	2	1,477	1,477
Total	6	$1,130	$1,159	17	$17,380	$17,474
During the year ended June 30, 2023, there were charge-offs of $121,000 related to TDRs. During the year ended June 30, 2022, there were no charge-offs related to TDRs. During the year ended June 30, 2023, there were two TDR defaults totaling $649,000. During the year ended June 30, 2022, there were three TDR defaults totaling $305,000.
Loan modifications generally involve a reduction in interest rates and/or extension of maturity dates and also may include step up interest rates in their modified terms which will impact their weighted average yield in the future. The loans which qualified as TDRs during the year ended June 30, 2023, capitalized prior past due amounts, reduced the interest rate or modified the repayment terms.
Individually Analyzed Loans
Individually analyzed loans include loans which do not share similar risk characteristics with other loans. TDRs will generally be evaluated for individual impairment, however, after a period of sustained repayment performance which permits the credit to be returned to accrual status, a TDR would generally be removed from individual impairment analysis and returned to its corresponding pool. As of June 30, 2023, the carrying value of individually analyzed loans, including loans acquired with deteriorated credit quality that were individually analyzed, totaled $42.6 million, of which $38.2 million were considered collateral dependent.
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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 5 – Loans Receivable (continued)
The following table presents the carrying value and related allowance of collateral dependent individually analyzed loans at the dates indicated:

	June 30, 2023		June 30, 2022
	Carrying Value	Related Allowance	Carrying Value	Related Allowance
	(In Thousands)
Commercial loans:
Multi-family mortgage	$19,114	$326	$26,653	$849
Nonresidential mortgage (1)	16,207	3,001	30,733	2,696
Construction	—	—	1,561	—
Total commercial loans	35,321	3,327	58,947	3,545

One- to four-family residential mortgage (2)	2,875	—	4,305	77

Consumer loans:
Home equity loans (2)	—	—	35	—

Total	$38,196	$3,327	$63,287	$3,622
________________________________________
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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 5 – Loans Receivable (continued)
The following table presents the risk category of loans as of June 30, 2023 by loan segment and vintage year:

	Term Loans by Origination Year for Fiscal Years ended June 30,						Revolving Loans
	2023	2022	2021	2020	2018	Prior		Total
	(In Thousands)
Multi-family mortgage:
Pass	$603,260	$954,554	$213,482	$198,969	$226,929	$510,485	$—	$2,707,679
Special Mention	—	—	—	—	6,006	6,647	—	12,653
Substandard	—	—	9,809	—	9,432	22,202	—	41,443
Doubtful	—	—	—	—	—	—	—	—
Total multi-family mortgage	603,260	954,554	223,291	198,969	242,367	539,334	—	2,761,775
Nonresidential mortgage:
Pass	109,725	220,443	83,032	51,933	59,197	414,742	6,000	945,072
Special Mention	—	—	—	—	—	378	—	378
Substandard	—	—	708	—	919	21,497	—	23,124
Doubtful	—	—	—	—	—	—	—	—
Total nonresidential mortgage	109,725	220,443	83,740	51,933	60,116	436,617	6,000	968,574
Commercial business:
Pass	10,364	28,644	25,304	7,875	1,731	8,776	59,031	141,725
Special Mention	—	—	—	47	176	2,456	371	3,050
Substandard	—	—	—	395	60	1,385	246	2,086
Doubtful	—	—	—	—	—	—	—	—
Total commercial business	10,364	28,644	25,304	8,317	1,967	12,617	59,648	146,861
Construction loans:
Pass	25,070	36,389	143,086	12,275	2,961	1,093	5,735	226,609
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total construction loans	25,070	36,389	143,086	12,275	2,961	1,093	5,735	226,609
Residential mortgage:
Pass	195,521	454,504	491,460	80,431	45,741	422,472	—	1,690,129
Special Mention	—	—	—	—	1,168	425	—	1,593
Substandard	—	542	—	—	80	8,215	—	8,837
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage	195,521	455,046	491,460	80,431	46,989	431,112	—	1,700,559
Home equity loans:
Pass	7,682	2,567	607	1,264	2,478	7,280	21,384	43,262
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	287	—	287
Doubtful	—	—	—	—	—	—	—	—
Total home equity loans	7,682	2,567	607	1,264	2,478	7,567	21,384	43,549
Other consumer loans
Pass	367	247	110	494	302	912	42	2,474
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	75	75
Other consumer loans	367	247	110	494	302	912	117	2,549
Total loans	$951,989	$1,697,890	$967,598	$353,683	$357,180	$1,429,252	$92,884	$5,850,476

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 5 – Loans Receivable (continued)
The following table presents the risk category of loans as of June 30, 2022 by loan segment and vintage year:

	Term Loans by Origination Year for Fiscal Years ended June 30,						Revolving Loans
	2022	2021	2020	2018	2017	Prior		Total
	(In Thousands)
Multi-family mortgage:
Pass	$963,263	$250,385	$211,101	$264,174	$248,058	$438,642	$—	$2,375,623
Special Mention	—	—	—	—	—	6,814	—	6,814
Substandard	—	—	—	9,821	5,935	10,897	—	26,653
Doubtful	—	—	—	—	—	—	—	—
Total multi-family mortgage	963,263	250,385	211,101	273,995	253,993	456,353	—	2,409,090
Nonresidential mortgage:
Pass	231,777	87,309	53,983	60,714	49,285	491,849	6,052	980,969
Special Mention	—	—	—	—	—	591	—	591
Substandard	—	720	—	933	4,026	32,599	—	38,278
Doubtful	—	—	—	—	—	—	—	—
Total nonresidential mortgage	231,777	88,029	53,983	61,647	53,311	525,039	6,052	1,019,838
Commercial business:
Pass	46,888	38,791	12,155	3,581	4,861	6,455	58,662	171,393
Special Mention	—	—	62	186	2,173	873	215	3,509
Substandard	—	38	319	—	1,347	61	58	1,823
Doubtful	—	—	—	—	—	80	2	82
Total commercial business	46,888	38,829	12,536	3,767	8,381	7,469	58,937	176,807
Construction loans:
Pass	16,407	95,526	10,337	3,039	6,509	1,017	5,735	138,570
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,561	—	1,561
Doubtful	—	—	—	—	—	—	—	—
Total construction loans	16,407	95,526	10,337	3,039	6,509	2,578	5,735	140,131
Residential mortgage:
Pass	472,160	524,163	88,645	49,316	55,139	442,517	374	1,632,314
Special Mention	—	—	—	1,205	—	621	—	1,826
Substandard	—	—	—	83	—	11,593	—	11,676
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage	472,160	524,163	88,645	50,604	55,139	454,731	374	1,645,816
Home equity loans:
Pass	3,197	692	1,681	3,117	2,027	7,321	22,334	40,369
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	120	—	1,539	—	1,659
Doubtful	—	—	—	—	—	—	—	—
Total home equity loans	3,197	692	1,681	3,237	2,027	8,860	22,334	42,028
Other consumer loans
Pass	442	308	471	375	258	895	34	2,783
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	83	83
Other consumer loans	442	308	471	375	258	895	117	2,866
Total loans	$1,734,134	$997,932	$378,754	$396,664	$379,618	$1,455,925	$93,549	$5,436,576

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
Residential Mortgage Loans in Foreclosure
The Company may obtain physical possession of one- to four-family real estate collateralizing a residential mortgage loan or nonresidential real estate collateralizing a nonresidential mortgage loan via foreclosure or through an in-substance repossession. As of June 30, 2023, the Company held one nonresidential property with a carrying value of $13.0 million in other real estate owned that was acquired through foreclosure on a nonresidential mortgage loan. As of that same date, the Company held three residential mortgage loans with aggregate carrying values totaling $950,000 and six commercial mortgage loans with aggregate carrying values totaling $9.2 million which were in the process of foreclosure. As of June 30, 2022, the Company held one single-family property in other real estate owned with a carrying value of $178,000 that was acquired through foreclosure on a residential mortgage loan. As of that same date, the Company held seven residential mortgage loans with aggregate carrying values totaling $1.5 million which were in the process of foreclosure.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 6 – Allowance for Credit Losses
Adoption of Topic 326
On July 1, 2020, the Company adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which replaced the incurred loss methodology with an expected loss methodology, referred to as the “CECL” methodology. See Note 1, Summary of Significant Accounting Policies, for additional information on the adoption of Topic 326.
Allowance for Credit Losses on Loans Receivable
The following tables present the balance of the allowance for credit losses (“ACL”) at June 30, 2023 and 2022. The balance of the ACL is based on the CECL methodology, as noted above. The tables identify the valuation allowances attributable to specifically identified impairments on individually analyzed loans, including those acquired with deteriorated credit quality, as well as valuation allowances for impairments on loans collectively evaluated. The tables include the underlying balance of loans receivable applicable to each category as of those dates.

	Allowance for Credit Losses June 30, 2023
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total allowance for credit losses
	(In Thousands)
Multi-family mortgage	$—	$—	$326	$26,036	$26,362
Nonresidential mortgage	—	70	3,001	5,882	8,953
Commercial business	—	9	20	1,411	1,440
Construction	—	—	—	1,336	1,336
One- to four-family residential mortgage	3	132	70	10,032	10,237
Home equity loans	—	—	—	338	338
Other consumer	—	—	—	68	68
Total loans	$3	$211	$3,417	$45,103	$48,734

	Balance of Loans Receivable June 30, 2023
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total loans
	(In Thousands)
Multi-family mortgage	$—	$—	$19,114	$2,742,661	$2,761,775
Nonresidential mortgage	333	3,562	16,207	948,472	968,574
Commercial business	—	4,237	252	142,372	146,861
Construction	—	5,735	—	220,874	226,609
One- to four-family residential mortgage	570	4,433	6,101	1,689,455	1,700,559
Home equity loans	25	—	25	43,499	43,549
Other consumer	—	—	—	2,549	2,549
Total loans	$928	$17,967	$41,699	$5,789,882	$5,850,476
Unaccreted yield adjustments					(21,055)
Loans receivable, net of yield adjustments					$5,829,421

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 6 – Allowance for Credit Losses (continued)
The following tables present the activity in the ACL on loans for the years ended June 30, 2023, 2022 and 2021:

	Changes in the Allowance for Credit Losses Year Ended June 30, 2023
	Balance at June 30, 2022	Charge-offs	Recoveries	Provision for (reversal of) credit losses	Balance at June 30, 2023
	(In Thousands)
Multi-family mortgage	$25,321	$(493)	$—	$1,534	$26,362
Nonresidential mortgage	10,590	(39)	—	(1,598)	8,953
Commercial business	1,792	(364)	29	(17)	1,440
Construction	1,486	—	—	(150)	1,336
One- to four-family residential mortgage	7,540	—	2	2,695	10,237
Home equity loans	245	—	—	93	338
Other consumer	84	—	55	(71)	68
Total loans	$47,058	$(896)	$86	$2,486	$48,734

	Changes in the Allowance for Credit Losses Year Ended June 30, 2022
	Balance at June 30, 2021	Charge-offs	Recoveries	(Reversal of) provision for credit losses	Balance at June 30, 2022
	(In Thousands)
Multi-family mortgage	$28,450	$(1,896)	$—	$(1,233)	$25,321
Nonresidential mortgage	16,243	(2,646)	812	(3,819)	10,590
Commercial business	2,086	(193)	160	(261)	1,792
Construction	1,170	—	—	316	1,486
One- to four-family residential mortgage	9,747	—	147	(2,354)	7,540
Home equity loans	433	—	27	(215)	245
Other consumer	36	(2)	2	48	84
Total loans	$58,165	$(4,737)	$1,148	$(7,518)	$47,058

	Changes in the Allowance for Loan Losses Year Ended June 30, 2021
	Balance at June 30, 2020 (prior to adoption of ASC 326):	Impact of adopting Topic 326	Charge-offs	Recoveries	Initial allowance on PCD loans	(Reversal of) provision for credit losses	Balance at June 30, 2021
	(In Thousands)
Multi-family mortgage	$20,916	$8,408	$—	$—	$250	$(1,124)	$28,450
Nonresidential mortgage	8,763	2,390	(80)	—	1,720	3,450	16,243
Commercial business	1,926	(421)	(1,446)	17	1,007	1,003	2,086
Construction	236	80	—	—	99	755	1,170
One- to four-family residential mortgage	4,860	9,106	(13)	4	720	(4,930)	9,747
Home equity loans	568	92	(32)	—	105	(300)	433
Other consumer	58	(15)	(41)	9	—	25	36
Total loans	$37,327	$19,640	$(1,612)	$30	$3,901	$(1,121)	$58,165

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 6 – Allowance for Credit Losses (continued)
Allowance for Credit Losses on Off Balance Sheet Commitments
The following table presents the activity in the ACL on off balance sheet commitments recorded in other non-interest expense for the years ended June 30, 2023, 2022 and 2021:

	Year Ended June 30,
	2023	2022	2021
	(In Thousands)
Balance at beginning of the period	$1,041	$1,708	$—
Impact of adopting Topic 326 (1)	—	—	536
(Reversal of) provision for credit losses	(300)	(667)	1,172
Balance at end of the period	$741	$1,041	$1,708
________________________________________
(1)Adoption of CECL accounting standard effective July 1, 2020.
Note 7 – Leases
The Company leases certain premises and equipment under operating leases. As of June 30, 2023, the Company had right-of-use assets totaling $16.1 million and lease liabilities totaling $17.2 million, which were recorded in other assets and other liabilities, respectively, on the Statement of Financial Condition. By comparison at June 30, 2022, the Company had right-of-use assets of totaling $18.4 million and lease liabilities of totaling $19.2 million.
As of June 30, 2023, the weighted average remaining lease term for operating leases was 6.56 years and the weighted average discount rate used in the measurement of operating lease liabilities was 2.70%. Total operating lease costs for the years ended June 30, 2023, 2022 and 2021 was $3.7 million, $3.7 million and $3.8 million, respectively.
There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the year ended June 30, 2023. At June 30, 2023, the Company had no leases that had not yet commenced.
A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability at June 30, 2023 and 2022 is as follows:

	June 30,
	2023	2022
	(In Thousands)
Less than one year	$3,445	$3,614
After one year but within two years	3,183	3,187
After two years but within three years	3,071	2,905
After three years but within four years	2,963	2,817
After four years but within five years	1,941	2,707
Greater than five years	4,305	5,956
Total undiscounted cash flows	18,908	21,186
Less: discount on cash flows	(1,687)	(2,001)
Total lease liability	$17,221	$19,185

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 8 – Premises and Equipment

	June 30,
	2023	2022
	(In Thousands)
Land	$11,773	$12,192
Buildings and improvements	45,886	48,156
Leasehold improvements	12,029	11,336
Furnishings and equipment	29,720	29,431
Construction in progress	71	426
	99,479	101,541
Less accumulated depreciation and amortization	51,170	48,260
Total premises and equipment	$48,309	$53,281
Depreciation expense on premises and equipment for the fiscal years ended June 30, 2023, 2022 and 2021 totaled $5.7 million, $6.0 million and $5.9 million, respectively.
Note 9 – Goodwill and Other Intangible Assets

	Goodwill	Core Deposit Intangibles
	(In Thousands)
Balance at June 30, 2020	$210,895	$3,995
Acquisition of MSB Financial Corp.	—	690
Amortization	—	(980)
Balance at June 30, 2021	210,895	3,705
Amortization	—	(685)
Balance at June 30, 2022	210,895	3,020
Amortization	—	(563)
Balance at June 30, 2023	$210,895	$2,457
Scheduled amortization of core deposit intangibles for each of the next five years and thereafter is as follows:

Year Ending June 30,	Core Deposit Intangible Amortization
(In Thousands)
2024	$526
2025	495
2026	467
2027	441
2028	353
Thereafter	175

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 10 – Deposits
Deposits at June 30, 2023 and 2022 are summarized as follows:

	June 30,
	2023		2022
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars in Thousands)
Non-interest-bearing demand	$609,999	0.00%	$653,899	0.00%
Interest-bearing demand	2,252,912	2.43	2,265,597	0.56
Savings	748,721	0.48	1,053,198	0.17
Certificates of deposits	2,017,551	3.02	1,889,562	0.80
Total deposits	$5,629,183	2.12%	$5,862,256	0.50%
Brokered deposits at June 30, 2023 and 2022 are summarized as follows:

	June 30,
	2023		2022
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars in Thousands)
Certificates of deposits	$635,314	4.28%	$761,862	1.14%
Total brokered deposits	$635,314	4.28%	$761,862	1.14%
A summary of certificates of deposit by maturity at June 30, 2023 follows:

June 30,
2023
(In Thousands)
One year or less	$1,896,132
After one year to two years	71,317
After two years to three years	23,155
After three years to four years	13,775
After four years to five years	7,590
After five years	5,582
Total certificates of deposit	$2,017,551
Certificates of deposit with balances of $250,000 or more at June 30, 2023 and 2022, totaled approximately $883.7 million and $897.4 million, respectively. The Bank’s deposits are insurable to applicable limits by the FDIC.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 11 – Borrowings
Borrowings at June 30, 2023 and 2022 consisted of the following:

	June 30, 2023	June 30, 2022
	(In Thousands)
FHLB advances	$1,281,812	$651,337
Overnight borrowings(1)	225,000	250,000
Total borrowings	$1,506,812	$901,337
________________________________________
(1)At June 30, 2023, represented $125.0 million of FHLB overnight line of credit borrowings and $100.0 million of unsecured overnight borrowings from other financial institutions. At June 30, 2022, represented FHLB overnight line of credit borrowings.
Fixed-rate advances from FHLB of New York mature as follows:

	June 30, 2023		June 30, 2022
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars in Thousands)
By remaining period to maturity:
Less than one year	$972,500	5.36%	$520,000	2.04%
One to two years	103,500	2.68	22,500	2.63
Two to three years	6,500	2.82	103,500	2.68
Three to four years	—	—	6,500	2.82
Four to five years	200,000	3.98	—	—
Greater than five years	—	—	—	—
Total advances	1,282,500	4.92%	652,500	2.17%
Unamortized fair value adjustments	(688)		(1,163)
Total advances, net of fair value adjustments	$1,281,812		$651,337
At June 30, 2023, FHLB advances and overnight line of credit borrowings were collateralized by the FHLB capital stock owned by the Bank and mortgage loans with carrying values totaling approximately $4.60 billion. At June 30, 2022, FHLB advances and overnight line of credit borrowings were collateralized by the FHLB capital stock owned by the Bank and mortgage loans and securities with carrying values totaling approximately $3.58 billion and $178.0 million, respectively.

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
Fair Values of Derivative Instruments on the Statement of Financial Condition
The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Statement of Financial Condition as of June 30, 2023 and 2022:

	June 30, 2023
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$71,624	Other liabilities	$—
Total		$71,624		$—

	June 30, 2022
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$41,223	Other liabilities	$—
Total		$41,223		$—
Cash Flow Hedges of Interest Rate Risk
The Company uses derivatives to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps, interest rate caps and an interest rate floor as part of its interest rate risk management strategy. These interest rate products are designated as cash flow hedges. As of June 30, 2023, the Company had a total of 13 interest rate swaps and caps with a total notional amount of $1.45 billion hedging specific wholesale funding positions and one interest rate floor with a notional amount of $100.0 million hedging floating-rate available for sale securities.
For derivatives designated as cash flow hedges, the gain or loss on the derivatives is recorded in other comprehensive income (loss), net of tax, and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.
For cash flow hedges on the Company's wholesale funding positions, amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s hedged variable rate wholesale funding positions. During the year ended June 30, 2023, the Company reclassified $20.4 million as a reduction in interest expense. During the next 12 months, the Company estimates that $33.8 million will be reclassified as a reduction in interest expense.
For cash flow hedges on the Company’s assets, amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest income as interest payments are received on the Company’s hedged variable rate assets. During the year ended June 30, 2023, the Company did not reclassify any amount to interest income. During the next twelve months, the Company estimates that $200,000 will be reclassified as a reduction in interest income.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 12 – Derivative Instruments and Hedging Activities (continued)
The table below presents the pre-tax effects of the Company’s derivative instruments designated as cash flow hedges on the Consolidated Statements of Income for the years ended June 30, 2023, 2022 and 2021:

	Year Ended June 30,
	2023	2022	2021
	(In Thousands)
Amount of gain recognized in other comprehensive income	$39,002	$35,844	$10,825
Amount of gain (loss) reclassified from accumulated other comprehensive income to interest expense	20,393	(4,273)	(8,281)
Fair Value Hedges of Interest Rate Risk
The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. Such derivatives are used to hedge the changes in fair value of certain of its pools of fixed rate assets. As of June 30, 2023, the Company had five interest rate swaps with a notional amount of $675.0 million hedging fixed-rate residential mortgage loans.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivatives as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.

The table below presents the effects of the Company’s derivative instruments designated as fair value hedges on the Consolidated Statements of Income for the year ended June 30, 2023. There were no fair value hedges for the years ended June 30, 2022 and 2021:

Year Ended June 30,
2023
(In Thousands)
Loss on hedged items recorded in interest income on loans	$(11,437)
Gain on hedges recorded in interest income on loans	14,563

As of June 30, 2023, the following amounts were recorded on the Statement of Financial Condition related to cumulative basis adjustment for fair value hedges. There were no fair value hedges at June 30, 2022:

June 30, 2023
Loans receivable:
Carrying amount of the hedged assets	$663,563
Fair value hedging adjustment included in the carrying amount of the hedged assets	(11,437)
________________________________________
(1)This amount includes the amortized cost basis of the closed portfolios of loans receivable used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At June 30, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $1.10 billion.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 12 – Derivative Instruments and Hedging Activities (continued)
Offsetting Derivatives
The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives in the Consolidated Statement of Financial Condition as of June 30, 2023 and 2022, respectively. The net amounts presented for derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Statement of Financial Condition.

	June 30, 2023
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
	(In Thousands)
Assets:
Interest rate contracts	$72,418	$(794)	$71,624	$—	$—	$71,624
Total	$72,418	$(794)	$71,624	$—	$—	$71,624

Liabilities:
Interest rate contracts	$794	$(794)	$—	$—	$—	$—
Total	$794	$(794)	$—	$—	$—	$—

	June 30, 2022
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
	(In Thousands)
Assets:
Interest rate contracts	$41,223	$—	$41,223	$—	$—	$41,223
Total	$41,223	$—	$41,223	$—	$—	$41,223
Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations and could be required to terminate its derivative positions with the counterparty. The Company also has agreements with its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well-capitalized institution, then the Company could be required to terminate its derivative positions with the counterparty. As of June 30, 2023, none of the Company’s derivatives were in a net liability position.
As required under the enforceable master netting arrangement with its derivatives counterparties, at June 30, 2023 and June 30, 2022, the Company was not required to post financial collateral.
In addition to the derivative instruments noted above, the Company’s pipeline of loans held for sale at June 30, 2023 and 2022, included $11.7 million and $20.3 million, respectively, of in process loans whose terms included interest rate locks to borrowers, which are considered free-standing derivative instruments whose fair values are not material to our financial condition or results of operations.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 13 – Benefit Plans
Components of Net Periodic Expense
The following table sets forth the aggregate net periodic benefit expense for the Bank’s Benefit Equalization Plan, Postretirement Welfare Plan, Directors’ Consultation and Retirement Plan, Atlas Bank Retirement Income Plan and Supplemental Executive Retirement Plan:

	Year Ended June 30,			Affected Line Item in the Consolidated Statements of Income
	2023	2022	2021
	(In Thousands)
Service cost	$281	$547	$106	Salaries and employee benefits
Interest cost	369	279	262	Other expense
(Accretion) amortization of unrecognized (gain) loss	(24)	80	83	Other expense
Expected return on assets	(99)	(110)	(113)	Other expense
Net periodic benefit cost	$527	$796	$338
The other components of net periodic benefit cost are required to be presented in the Consolidated Statements of Income separately from the service cost component. The table above details the affected line items within the Consolidated Statements of Income related to the net periodic benefit costs for the periods noted.
ESOP
In conjunction to the Company’s initial public stock offering in February 2005, the Bank established an ESOP for all eligible employees. The ESOP purchased 2,409,764 shares of Company’s common stock with proceeds of a loan from the Company to the ESOP. In connection with the completion of the Company’s mutual to stock conversion in May 2015, the ESOP purchased an additional 3,612,500 shares of the Company’s common stock at a price of $10.00 per share with the proceeds of a new loan from the Company to the ESOP. The Company refinanced the outstanding principal and interest balance of $3.8 million and borrowed an additional $36.1 million to purchase the additional shares. The Company makes discretionary contributions to the ESOP equaling principal and interest payments owed on the ESOP’s loan to the Company. Such payments may be reduced by the amount of dividends paid on shares of the Company’s common stock held by the ESOP. The outstanding loan principal balance at June 30, 2023 was $26.4 million.
ESOP shares pledged as collateral are initially recorded as unearned ESOP shares in the Consolidated Statements of Financial Condition. ESOP compensation expense was approximately $1.9 million, $2.5 million and $2.1 million for the years ended June 30, 2023, 2022 and 2021, respectively, representing the fair value of shares allocated or committed to be released during the year.
At June 30, 2023 and 2022, the ESOP shares were as follows:

	June 30,
	2023	2022
	(In Thousands)
Shares purchased by ESOP	6,022	6,022
Less: Shares allocated	3,564	3,363
Less: Shares committed to be released	100	100
Remaining unearned ESOP shares	2,358	2,559

Fair value of unearned ESOP shares	$16,624	$28,430

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 13 – Benefit Plans (continued)
Employee Stock Ownership Plan Benefit Equalization Plan (“ESOP BEP”)
The Bank has a non-qualified plan to compensate its executive officers who participate in the Bank’s ESOP for certain benefits lost under such plan by reason of benefit limitations imposed by the Internal Revenue Code (“IRC”). The ESOP BEP expense was approximately $17,000, $40,000 and $37,000 for the years ended June 30, 2023, 2022 and 2021, respectively. The liability totaled approximately $16,000 and $20,000 at June 30, 2023 and 2022, respectively.
Employees’ Savings and Profit Sharing Plan
The Bank sponsors the Employees’ Savings and Profit Sharing Plan and Trust (the “Plan”), pursuant to Section 401(k) of the Internal Revenue Code, for all eligible employees. Employees may elect to contribute up to 75% of their compensation subject to the limitations imposed by the Internal Revenue Code. The Bank will contribute a matching contribution up to 3.5% of an eligible employee’s salary deferral contribution, provided the eligible employee has contributed 6%. The Plan expense amounted to approximately $1.4 million, $1.4 million and $1.3 million for the years ended June 30, 2023, 2022 and 2021, respectively.
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
Funded status (market value of plan assets divided by funding target) of the Pentegra DB Plan based on valuation reports as of July 1, 2022 and 2021 was 103.17% and 113.78%, respectively. Total contributions, made to the Pentegra DB Plan, which include contributions from all participating employers and not just the Company, as reported on Form 5500, were $142.4 million and $248.6 million for the plan years ended June 30, 2022 and 2021, respectively. The Bank’s contributions to the Pentegra DB Plan were not more than 5% of the total contributions to the Pentegra DB Plan. During the years ended June 30, 2023, 2022 and 2021, the total expense recorded for the Pentegra DB Plan was approximately $180,000, $372,000 and $329,000, respectively.

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
The following tables set forth the ABRIP’s funded status and net periodic benefit cost:

	June 30,
	2023	2022
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation - beginning	$1,816	$2,149
Interest cost	78	62
Actuarial gain	(46)	(247)
Benefit payments	(148)	(148)
Projected benefit obligation - ending	$1,700	$1,816

Change in plan assets:
Fair value of assets - beginning	$2,907	$3,220
Actual return on assets	(42)	(165)
Benefit payments	(148)	(148)
Fair value of assets - ending	$2,717	$2,907

Reconciliation of funded status:
Projected benefit obligation	$(1,700)	$(1,816)
Fair value of assets	2,717	2,907
Funded status included in other assets	$1,017	$1,091

Accumulated benefit obligation	$(1,700)	$(1,816)

Valuation assumptions
Discount rate	5.00%	4.50%
Salary increase rate	N/A	N/A

	Years Ended June 30,
	2023	2022	2021
	(In Thousands)
Net periodic benefit cost:
Interest cost	$78	$62	$61
Expected return on assets	(99)	(110)	(113)
Amortization of net loss	28	21	22
Total expense (benefit)	$7	$(27)	$(30)

Valuation assumptions
Discount rate	4.50%	3.00%	2.75%
Long term rate of return on plan assets	3.50%	3.50%	3.50%

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 13 – Benefit Plans (continued)
The Bank does not expect to contribute to the ABRIP in the year ending June 30, 2024.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Benefit Payments
(In Thousands)
Years ending June 30:
2024	$146
2025	147
2026	148
2027	145
2028	140
2029-2033	637
At June 30, 2023 and 2022, unrecognized net loss of $475,000 and $475,000, respectively, was included in accumulated other comprehensive income (loss).
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
The fair value of the ABRIP’s assets at June 30, 2023 and 2022 by asset category (see Note 18 for the definitions of levels), are as follows:

	June 30, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Prudential Guaranteed Deposit Fund	$—	$2,717	$—	$2,717

	June 30, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Prudential Guaranteed Deposit Fund	$—	$2,907	$—	$2,907

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 13 – Benefit Plans (continued)
Benefit Equalization Plan (“BEP”)
The Bank has an unfunded non-qualified plan to compensate executive officers of the Bank who participate in the Bank’s qualified defined benefit plan for certain benefits lost under such plans by reason of benefit limitations imposed by Sections 415 and 401 of the IRC. There were approximately $244,000, $241,000 and $239,000 in contributions made to and benefits paid under the BEP during each of the years ended June 30, 2023, 2022 and 2021, respectively.
The following tables set forth the BEP’s funded status and components of net periodic benefit cost:

	June 30,
	2023	2022
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation - beginning	$2,592	$2,999
Interest cost	111	86
Actuarial gain	(34)	(252)
Benefit payments	(244)	(241)
Projected benefit obligation - ending	$2,425	$2,592

Change in plan assets:
Fair value of assets - beginning	$—	$—
Contributions	244	241
Benefit payments	(244)	(241)
Fair value of assets - ending	$—	$—

Reconciliation of funded status:
Accumulated benefit obligation	$(2,425)	$(2,592)

Projected benefit obligation	$(2,425)	$(2,592)
Fair value of assets	—	—
Funded status included in other liabilities	$(2,425)	$(2,592)

Valuation assumptions
Discount rate	5.00%	4.50%
Salary increase rate	N/A	N/A

	Years Ended June 30,
	2023	2022	2021
	(In Thousands)
Net periodic benefit cost:
Interest cost	$111	$86	$85
Amortization of net actuarial loss	46	71	75
Total expense	$157	$157	$160

Valuation assumptions
Discount rate	4.50%	3.00%	2.75%
Salary increase rate	N/A	N/A	N/A
It is estimated that contributions of approximately $241,000 will be made during the year ending June 30, 2024.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 13 – Benefit Plans (continued)
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Benefit Payments
(In Thousands)
Years ending June 30:
2024	$241
2025	237
2026	232
2027	227
2028	221
2029-2033	999
In April 2007, the Board of Directors of the Bank approved, effective July 1, 2007, freezing all future benefit accruals under the BEP related to the Bank’s defined benefit pension plan.
At June 30, 2023 and 2022, unrecognized net loss of $626,000 and $707,000, respectively, was included in accumulated other comprehensive income (loss).
Postretirement Welfare Plan
The Bank has an unfunded postretirement group term life insurance plan covering all eligible employees. The benefits are based on age and years of service. During the years ended June 30, 2023, 2022 and 2021, contributions and benefits paid totaled $13,000, $12,000 and $12,000, respectively.
The following tables set forth the accrued accumulated postretirement benefit obligation and the net periodic benefit cost:

	June 30,
	2023	2022
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation - beginning	$1,085	$1,108
Service cost	95	116
Interest cost	48	33
Actuarial gain	(214)	(160)
Premiums/claims paid	(13)	(12)
Plan amendments	35	—
Projected benefit obligation - ending	$1,036	$1,085

Change in plan assets:
Fair value of assets - beginning	$—	$—
Contributions	13	12
Premiums/claims paid	(13)	(12)
Fair value of assets - ending	$—	$—

Reconciliation of funded status:
Projected benefit obligation	$(1,036)	$(1,085)
Fair value of assets	—	—
Funded status included in other liabilities	$(1,036)	$(1,085)

Valuation assumptions
Discount rate	5.00%	4.50%
Salary increase rate	3.25%	3.25%

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 13 – Benefit Plans (continued)

	Years Ended June 30,
	2023	2022	2021
	(In Thousands)
Net periodic benefit cost:
Service cost	$95	$116	$106
Interest cost	48	33	27
Amortization of net actuarial gain	(28)	(12)	(14)
Total expense	$115	$137	$119

Valuation assumptions
Discount rate	4.50%	3.00%	2.75%
Salary increase rate	3.25%	3.25%	3.25%
It is estimated that contributions of approximately $54,000 will be made during the year ending June 30, 2024.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Benefit Payments
(In Thousands)
Years ending June 30:
2024	$54
2025	62
2026	74
2027	82
2028	99
2029-2033	580
At June 30, 2023 and 2022, unrecognized net gain of $529,000 and $377,000, respectively, were included in accumulated other comprehensive income (loss).

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
During the years ended June 30, 2023, 2022 and 2021, contributions and benefits paid totaled $49,000, $49,000 and $69,000, respectively.
The following table sets forth the DCRP’s funded status and components of net periodic cost:

	June 30,
	2023	2022
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation - beginning	$2,646	$3,116
Interest cost	117	92
Actuarial gain	(194)	(513)
Benefit payments	(49)	(49)
Projected benefit obligation - ending	$2,520	$2,646

Change in plan assets:
Fair value of assets - beginning	$—	$—
Contributions	49	49
Benefit payments	(49)	(49)
Fair value of assets - ending	$—	$—

Reconciliation of funded status:
Accumulated benefit obligation	$(2,520)	$(2,646)

Projected benefit obligation	$(2,520)	$(2,646)
Fair value of assets	—	—
Funded status included in other liabilities	$(2,520)	$(2,646)

Valuation assumptions
Discount rate	5.00%	4.50%
Salary increase rate	N/A	N/A

	Years Ended June 30,
	2023	2022	2021
	(In Thousands)
Net periodic benefit cost:
Interest cost	$117	$92	$89
Amortization of net actuarial gain	(69)	—	—
Total expense	$48	$92	$89

Valuation assumptions
Discount rate	4.50%	3.00%	2.75%
Salary increase rate	N/A	N/A	N/A

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 13 – Benefit Plans (continued)
It is estimated that contributions of approximately $72,000 will be made during the year ending June 30, 2024.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Benefit Payments
(In Thousands)
Years ending June 30:
2024	$72
2025	118
2026	138
2027	157
2028	176
2029-2033	1,301
At June 30, 2023 and 2022, unrecognized net gain of $840,000 and $716,000, respectively, was included in accumulated other comprehensive income (loss).
Supplemental Executive Retirement Plan (“SERP”)
On June 16, 2021, the Bank approved the SERP, effective as of July 1, 2021. The SERP is a non-qualified deferred compensation plan which provides participants with a retirement benefit equal to the present value of an annual benefit of 50% of the participant’s highest annual base salary. In December 2022, the Board of Directors of the Bank approved freezing all future benefit accruals under the SERP effective December 31, 2022.
The following tables set forth the SERP’s funded status and net periodic benefit cost:

	June 30,
	2023	2022
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation - beginning	$437	$—
Service cost	185	431
Interest cost	11	6
Projected benefit obligation - ending	$633	$437

Reconciliation of funded status:
Projected benefit obligation	$(633)	$(437)
Fair value of assets	—	—
Funded status included in other liabilities	$(633)	$(437)

Valuation assumptions
Discount rate	3.00%	3.00%
Salary increase rate	N/A	4.00%

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 13 – Benefit Plans (continued)

	Year Ended June 30,
	2023	2022
	(In Thousands)
Net periodic benefit cost:
Service cost	$185	$431
Interest cost	11	6
Total expense	$196	$437

Valuation assumptions
Discount rate	3.00%	3.00%
Salary increase rate	4.00%	4.00%
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Benefit Payments
(In Thousands)
Years ending June 30:
2024	$—
2025	—
2026	—
2027	—
2028	—
2029-2033	633
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
During the years ended June 30, 2023 and 2022, the Company granted 323,218 RSUs (comprised of 238,121 service-based RSUs and 85,097 performance-based RSUs) and 251,905 RSUs (comprised of 181,588 service-based RSUs and 70,317 performance-based RSUs), respectively. The service-based RSUs generally vest in three tranches over a period of 3.0 years and the performance-based RSUs will cliff vest upon the achievement of performance measures over a three-year period. The total number of performance-based RSUs that will vest, if any, will depend on whether and to what extent the performance measures are achieved. Common stock will be issued from authorized shares upon the vesting of the RSUs. At June 30, 2023, there were 5,825,421 shares remaining available for future grants of stock options, restricted stock or RSUs under the 2021 Plan, subject to the limitations noted above.
Kearny Financial Corp. 2016 Equity Incentive Plan (“2016 Plan”)
No grants were made under the 2016 Plan during the years ended June 30, 2023 and 2022. As of October 28, 2021, the 2016 Plan was frozen and the Company no longer makes grants under the 2016 Plan.
Stock options granted under the 2016 Plan vest in equal installments over a five-year service period. Stock options were granted at an exercise price equal to the fair value of the Company's common stock on the grant date based on the closing market price and have an expiration period of 10 years. No stock options were granted during the years ended June 30, 2023, 2022 and 2021.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 14 – Stock Based Compensation (continued)
There were no restricted stock awards granted during the years ended June 30, 2023 and 2022. There were 53,706 restricted stock awards granted during the year ended June 30, 2021.
2021 Plan and 2016 Plan
The following table presents stock-based compensation expense for the years ended June 30, 2023, 2022 and 2021:

	Years Ended June 30,
	2023	2022	2021
Stock option expense	$153	$849	$1,823
Restricted stock expense	725	2,049	3,850
Restricted stock unit expense	2,058	896	—
Total stock-based compensation expense	$2,936	$3,794	$5,673
During the years ended June 30, 2023, 2022 and 2021, the income tax benefit attributed to our stock-based compensation expense was $836,000, $1.0 million and $1.6 million, respectively.
Stock Options
The following is a summary of the Company’s stock option activity and related information for its option plans for the year ended June 30, 2023:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In Thousands)			(In Thousands)
Outstanding at June 30, 2022	3,253	$14.97	4.5 years	$61
Granted	—	—	—
Exercised	—	—	—
Forfeited	(269)	14.76
Outstanding at June 30, 2023	2,984	$14.99	3.5 years	$—

Exercisable at June 30, 2023	2,924	$15.03	3.5 years	$—
The Company generally issues shares from authorized but unissued shares upon the exercise of vested options.
There were no vested options exercised during the years ended June 30, 2023 and 2022. A total of 41,412 vested options, with an aggregate intrinsic value of $158,000, were exercised during the year ended June 30, 2021. In fulfillment of these exercises, the Company issued 41,412 shares from authorized but unissued shares. The cash proceeds from stock option exercises during the year ended June 30, 2021 totaled approximately $373,000. A portion of such exercises represented disqualifying dispositions of incentive stock options for which the Company recognized $47,000 in income tax benefit.
Expected future compensation expense relating to the 60,000 non-vested options outstanding as of June 30, 2023 is $59,000 over a weighted average period of 0.5 years.
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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 14 – Stock Based Compensation (continued)
The Company fully achieved the applicable performance targets for fiscal 2022 and therefore all eligible performance-based restricted shares successfully vested during the year ended June 30, 2023.
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
The following is a summary of the Company’s restricted share award activity for the year ended June 30, 2023:

	Vesting Contingent on Service Conditions		Vesting Contingent on Performance and Service Conditions
	Restricted Shares	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value
	(In Thousands)		(In Thousands)
Non-vested at June 30, 2022	75	$13.34	61	$13.33
Granted	—	—	—	—
Vested	(32)	13.38	(25)	13.38
Forfeited	—	—	—	—
Non-vested at June 30, 2023	43	$13.31	36	$13.30
During the years ended June 30, 2023, 2022 and 2021, the total fair value of vested restricted shares were $767,000, $4.3 million and $4.2 million, respectively. Expected future compensation expense relating to the 78,826 non-vested restricted shares at June 30, 2023 is $527,000 over a weighted average period of 2.9 years.
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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 14 – Stock Based Compensation (continued)
The following is a summary of the Company’s RSU activity for the year ended June 30, 2023:

	Vesting Contingent on Service Conditions		Vesting Contingent on Performance and Service Conditions
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(In Thousands)		(In Thousands)
Non-vested at June 30, 2022	182	$13.68	70	$13.68
Granted	238	11.85	85	11.85
Vested	(61)	13.68	—	—
Forfeited	(17)	12.73	—	—
Non-vested at June 30, 2023	342	$12.45	155	$12.68
Expected future compensation expense relating to the 497,664 non-vested RSUs at June 30, 2023 is $3.6 million over a weighted average period of 2.1 years.
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
During the fiscal year ended June 30, 2023, an application for quarterly capital distributions from the Bank to the Company was approved by federal banking regulators. The amount of dividends payable is based on 60 percent of quarterly net income of the Bank.
During the years ended June 30, 2023, 2022 and 2021, dividends paid by the Bank to the Company, in conjunction with quarterly capital distributions, as discussed above, totaled $26.3 million, $56.7 million and $43.9 million, respectively.
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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 15 – Stockholders’ Equity (continued)
At June 30, 2023 and 2022, the regulatory capital ratios, of both the Company and the Bank were in excess of the levels required by federal banking regulators to be classified as “well-capitalized” under regulatory guidelines.
The following tables present information regarding the Bank’s regulatory capital levels at June 30, 2023 and 2022:

	At June 30, 2023
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$695,417	13.31%	$417,853	8.00%	$522,316	10.00%
Tier 1 capital (to risk-weighted assets)	659,783	12.63%	313,389	6.00%	417,853	8.00%
Common equity tier 1 capital (to risk-weighted assets)	659,783	12.63%	235,042	4.50%	339,505	6.50%
Tier 1 capital (to adjusted total assets)	659,783	8.15%	323,922	4.00%	404,902	5.00%

	At June 30, 2022
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$672,274	13.10%	$410,429	8.00%	$513,036	10.00%
Tier 1 capital (to risk-weighted assets)	642,336	12.52%	307,822	6.00%	410,429	8.00%
Common equity tier 1 capital (to risk-weighted assets)	642,336	12.52%	230,866	4.50%	333,473	6.50%
Tier 1 capital (to adjusted total assets)	642,336	8.70%	295,163	4.00%	368,954	5.00%
The following tables present information regarding the consolidated Company’s regulatory capital levels at June 30, 2023 and 2022:

	At June 30, 2023
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$770,621	14.75%	$418,015	8.00%
Tier 1 capital (to risk-weighted assets)	734,987	14.07%	313,511	6.00%
Common equity tier 1 capital (to risk-weighted assets)	734,987	14.07%	235,133	4.50%
Tier 1 capital (to adjusted total assets)	734,987	9.07%	324,170	4.00%

	At June 30, 2022
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$778,253	15.17%	$410,515	8.00%
Tier 1 capital (to risk-weighted assets)	748,315	14.58%	307,886	6.00%
Common equity tier 1 capital (to risk-weighted assets)	748,315	14.58%	230,914	4.50%
Tier 1 capital (to adjusted total assets)	748,315	10.14%	295,290	4.00%

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 15 – Stockholders’ Equity (continued)
Stock Repurchase Plans
On August 1, 2022, the Company announced the authorization of a new stock repurchase plan to repurchase up to 4,000,000 shares, and the completion of the Company’s previous stock repurchase plan, which authorized the repurchase of 7,602,021 shares.
During the year ended June 30, 2023, the Company repurchased a total of 2,820,398 shares of its common stock at a total cost of $27.4 million, or $9.73 per share, including 2,495,253 shares, or 62.4% of the shares authorized for repurchase under the current repurchase program, at a cost of $23.8 million, or $9.54 per share.
Note 16 – Income Taxes
The components of income taxes are as follows:

	Years Ended June 30,
	2023	2022	2021
	(In Thousands)
Current income tax expense:
Federal	$6,145	$12,720	$12,051
State	2,634	7,057	5,058
	8,779	19,777	17,109
Deferred income tax expense:
Federal	1,902	2,895	2,673
State	887	2,128	2,016
	2,789	5,023	4,689
Valuation allowance	—	—	(535)

Total income tax expense	$11,568	$24,800	$21,263

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 16 – Income Taxes (continued)
The following table presents a reconciliation between the reported income taxes for the periods presented and the income taxes which would be computed by applying the federal income tax rates applicable to those periods. The federal income tax rate of 21% was applicable for the years ended June 30, 2023, 2022 and 2021.

	Years Ended June 30,
	2023	2022	2021
	(Dollars In Thousands)
Income before income taxes	$52,379	$92,347	$84,496
Statutory federal tax rate	21%	21%	21%
Federal income tax expense at statutory rate	$11,000	$19,393	$17,744
(Reduction) increases in income taxes resulting from:
Tax exempt interest	(143)	(266)	(345)
State tax, net of federal tax effect	2,781	7,257	5,464
Incentive stock options compensation expense	12	45	85
Income from bank-owned life insurance	(1,840)	(1,281)	(1,255)
Disqualifying disposition on incentive stock options	—	—	(33)
Non-deductible merger-related expenses	—	—	49
Bargain purchase gain	—	—	(641)
Other items, net	(242)	(348)	730
	11,568	24,800	21,798
Valuation allowance	—	—	(535)

Total income tax expense	$11,568	$24,800	$21,263
Effective income tax rate	22.09%	26.86%	25.16%
The effective income tax rate represents total income tax expense divided by income before income taxes. Retained earnings at June 30, 2023, includes approximately $38.4 million of bad debt allowance, pursuant to the IRC, for which income taxes have not been provided. If such amount is used for purposes other than to absorb bad debts, including distributions in liquidation, it will be subject to income tax at the then current rate.
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
Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carryover period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income, and the projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based on its assessments as of June 30, 2023 and 2022, the Company determined it is more likely than not that all deferred tax assets will be realized.
During the year ended June 30, 2021, the Company reversed a valuation allowance totaling $535,000 which was associated with the realization of a capital loss carryforward.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 16 – Income Taxes (continued)
The tax effects of existing temporary differences that give rise to deferred income tax assets and liabilities are as follows:

	June 30,
	2023	2022
	(In Thousands)
Deferred income tax assets:
Purchase accounting	$4,098	$6,327
Accumulated other comprehensive income:
Defined benefit plans	—	26
Unrealized loss on securities available for sale	45,018	34,104
Allowance for credit losses	14,211	13,809
Benefit plans	2,603	2,494
Compensation	1,440	2,023
Stock-based compensation	3,161	2,834
Uncollected interest	1,313	1,705
Depreciation	2,335	1,931
Net operating loss carryover	2	4
Capital loss carryforward	191	141
Other items	839	844
	75,211	66,242
Deferred income tax liabilities:
Deferred loan fees and costs	1,710	838
Accumulated other comprehensive income:
Derivatives	16,940	11,542
Defined benefit plans	78	—
Goodwill	4,510	4,510
Other items	—	2
	23,238	16,892
Net deferred income tax asset	$51,973	$49,350
The Company has various state and local NOL carryforwards which will begin to expire in the year ending June 30, 2025.
The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of the state of New Jersey and various other states. The Company is generally no longer subject to examination by federal, state and local taxing authorities for tax years prior to June 30, 2020.

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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management’s credit evaluation of the borrower. At June 30, 2023 and 2022, the Bank had $251.2 million and $510.5 million in commitments to originate loans, including unused lines of credit.
The Bank is party to standby letters of credit through which it guarantees certain specific business obligations of its commercial customers. The balance of standby letters of credit at June 30, 2023 and 2022 were approximately $115,000 and $130,000, respectively.
In addition to the commitments noted above, at June 30, 2023, the Company’s pipeline of loans held for sale included $11.7 million of in-process loans whose terms included interest rate locks to borrowers that were paired with a best-efforts commitment to sell the loan to a buyer at a fixed price within a predetermined timeframe after the sale commitment is established.
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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 18 – Fair Value of Financial Instruments (continued)
Assets Measured on a Recurring Basis:
The following methods and significant assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at June 30, 2023 and 2022:
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
Those assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Debt securities available for sale:
Asset-backed securities	$—	$136,170	$—	$136,170
Collateralized loan obligations	—	376,996	—	376,996
Corporate bonds	—	135,018	—	135,018
Total debt securities	—	648,184	—	648,184

Mortgage-backed securities available for sale:
Residential pass-through securities	—	436,151	—	436,151
Commercial pass-through securities	—	143,394	—	143,394
Total mortgage-backed securities	—	579,545	—	579,545
Total securities available for sale	$—	$1,227,729	$—	$1,227,729

Interest rate contracts	$—	$71,624	$—	$71,624

Total assets	$—	$1,299,353	$—	$1,299,353

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
Assets Measured on a Non-Recurring Basis:
The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a non-recurring basis at June 30, 2023 and 2022:
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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 18 – Fair Value of Financial Instruments (continued)
Those assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	June 30, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Collateral dependent loans:
Residential mortgage	$—	$—	$449	$449
Multi-family mortgage	—	—	7,300	7,300
Nonresidential mortgage	—	—	9,972	9,972
Total	$—	$—	$17,721	$17,721

Other real estate owned, net:
Nonresidential	$—	$—	$12,956	$12,956
Total	$—	$—	$12,956	$12,956

	June 30, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Collateral dependent loans:
Residential mortgage	$—	$—	$2,035	$2,035
Multi-family mortgage	—	—	7,517	7,517
Nonresidential mortgage	—	—	11,479	11,479
Total	$—	$—	$21,031	$21,031

Other real estate owned, net:
Residential	$—	$—	$178	$178
Total	$—	$—	$178	$178

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 18 – Fair Value of Financial Instruments (continued)
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value:

	June 30, 2023
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(Dollars in Thousands)
Collateral dependent loans:
Residential mortgage	$449	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	6.93%	6.93%
Multi-family mortgage	7,300	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	6% - 9%	7.78%
Nonresidential mortgage	9,972	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	9% - 16%	11.78%
Total	$17,721

Other real estate owned, net:
Nonresidential	$12,956	Market valuation of underlying collateral	(3)	Adjustments to reflect current conditions/selling costs	(2)	4.00%	4.00%
Total	$12,956

	June 30, 2022
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(Dollars in Thousands)
Collateral dependent loans:
Residential mortgage	$2,035	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	7% - 10%	8.97%
Multi-family mortgage	7,517	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	10% - 12%	11.06%
Nonresidential mortgage	11,479	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	9% - 18%	12.72%
Total	$21,031

Other real estate owned, net:
Residential	$178	Market valuation of underlying collateral	(3)	Adjustments to reflect current conditions/selling costs	(2)	6.00%	6.00%
Total	$178
________________________________________
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
At June 30, 2023, collateral dependent loans valued using Level 3 inputs comprised loans with principal balance totaling $21.0 million and valuation allowance of $3.3 million reflecting an aggregate fair value of $17.7 million. By comparison, at June 30, 2022, collateral dependent loans valued using Level 3 inputs comprised loans with principal balance totaling $24.6 million and valuation allowances of $3.6 million reflecting an aggregate fair value of $21.0 million.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 18 – Fair Value of Financial Instruments (continued)
Once a loan is foreclosed, the fair value of the other real estate owned continues to be evaluated based upon the fair value of the repossessed real estate originally securing the loan. At June 30, 2023 and 2022, the Company held other real estate owned totaling $13.0 million and $178,000, respectively, whose carrying value was written down utilizing Level 3 inputs.
The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2023 and 2022:

	June 30, 2023
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$70,515	$70,515	$70,515	$—	$—
Investment securities available for sale	1,227,729	1,227,729	—	1,227,729	—
Investment securities held to maturity	146,465	131,169	—	131,169	—
Loans held-for-sale	9,591	9,442	—	9,442	—
Net loans receivable	5,780,687	5,261,808	—	—	5,261,808
FHLB Stock	71,734	—	—	—	—
Interest receivable	28,133	28,133	14	8,924	19,195
Interest rate contracts	71,624	71,624	—	71,624	—

Financial liabilities:
Deposits	3,611,632	3,611,632	3,611,632	—	—
Certificates of deposits	2,017,551	1,989,434	—	—	1,989,434
Borrowings	1,506,812	1,498,920	—	—	1,498,920
Interest payable on deposits	6,826	6,826	1,933	—	4,893
Interest payable on borrowings	5,282	5,282	—	—	5,282

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 19 – Comprehensive Income
The components of accumulated other comprehensive (loss) income included in stockholders’ equity are as follows:

	June 30,
	2023	2022
	(In Thousands)
Net unrealized loss on securities available for sale	$(156,138)	$(118,031)
Tax effect	45,018	34,104
Net of tax amount	(111,120)	(83,927)

Fair value adjustments on derivatives	58,414	39,805
Tax effect	(16,940)	(11,542)
Net of tax amount	41,474	28,263

Benefit plan adjustments	268	(89)
Tax effect	(78)	26
Net of tax amount	190	(63)

Total accumulated other comprehensive loss	$(69,456)	$(55,727)
Other comprehensive (loss) income and related tax effects are presented in the following table:

	Years Ended June 30,
	2023	2022	2021
	(In Thousands)
Net unrealized loss on securities available for sale	$(53,334)	$(128,601)	$(11,704)

Net realized loss (gain) on securities available for sale (1)	15,227	559	(767)

Fair value adjustments on derivatives	18,609	40,117	19,106

Benefit plans:
(Accretion) amortization of actuarial (gain) loss (2)	(24)	80	83
Net actuarial gain	381	924	236
Net change in benefit plan accrued expense	357	1,004	319

Other comprehensive (loss) income before taxes	(19,141)	(86,921)	6,954
Tax effect	5,412	25,050	(2,067)
Total other comprehensive (loss) income	$(13,729)	$(61,871)	$4,887
________________________________________
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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 20 – Revenue Recognition
All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the years ended June 30, 2023, 2022 and 2021. Sources of revenue outside the scope of ASC 606 are noted as such.

	Years Ended June 30,
	2023	2022	2021
	(In Thousands)
Non-interest income:
Deposit-related fees and charges	$1,881	$1,733	$1,412
Loan-related fees and charges (1)	1,225	847	485
(Loss) gain on sale and call of securities (1)	(15,227)	(559)	767
(Loss) gain on sale of loans (1)	(1,645)	2,539	5,574
(Loss) gain on sale of other real estate owned	(139)	5	—
Income from bank owned life insurance (1)	8,645	6,167	6,267
Electronic banking fees and charges (interchange income)	1,759	1,626	1,717
Bargain purchase gain (1)	—	—	3,053
Miscellaneous (1)	6,252	1,576	1,751
Total non-interest income	$2,751	$13,934	$21,026
________________________________________
(1)Not within the scope of ASC 606.
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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 21 – Parent Only Financial Information
Kearny Financial Corp. operates its wholly owned subsidiary Kearny Bank and the Bank’s wholly-owned subsidiaries CJB Investment Corp. and 189-245 Berdan Avenue LLC. The consolidated earnings of the subsidiaries are recognized by the Company using the equity method of accounting. Accordingly, the consolidated earnings of the subsidiaries are recorded as increases in the Company’s investment in the subsidiaries. The following are the condensed financial statements for Kearny Financial Corp. (Parent Company only) as of June 30, 2023 and 2022, and for each of the years in the three-year period ended June 30, 2023.
Condensed Statements of Financial Condition

	June 30,
	2023	2022
	(In Thousands)
Assets

Cash and amounts due from depository institutions	$48,839	$77,750
Loans receivable	26,384	28,201
Investment in subsidiary	794,080	788,021
Other assets	827	448
Total Assets	$870,130	$894,420

Liabilities and Stockholders' Equity

Other liabilities	846	420
Stockholders' equity	869,284	894,000
Total Liabilities and Stockholders' Equity	$870,130	$894,420
Condensed Statements of Income and Comprehensive Income

	Years Ended June 30,
	2023	2022	2021
	(In Thousands)
Dividends from subsidiary	$26,282	$156,728	$178,918
Interest income	1,749	1,508	1,993
Equity in undistributed earnings of subsidiaries	14,912	(88,452)	(114,969)
Total income	42,943	69,784	65,942

Directors' compensation	532	530	308
Other expenses	1,715	1,976	2,660
Total expense	2,247	2,506	2,968
Income before income taxes	40,696	67,278	62,974
Income tax expense	(115)	(269)	(259)
Net income	$40,811	$67,547	$63,233
Comprehensive income	$27,082	$5,676	$68,120

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 21 – Parent Only Financial Information (continued)
Condensed Statements of Cash Flows

	Years Ended June 30,
	2023	2022	2021
	(In Thousands)
Cash Flows from Operating Activities:
Net income	$40,811	$67,547	$63,233
Adjustment to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(14,912)	88,452	114,969
(Increase) decrease in other assets	(379)	176	484
Increase (decrease) in other liabilities	271	(184)	160
Net Cash Provided by Operating Activities	25,791	155,991	178,846

Cash Flows from Investing Activities:
Repayment of loan to ESOP	1,817	1,758	1,702
Proceeds from the maturity of investment securities available for sale	—	15,000	—
Outlays for business acquisitions	—	—	(9,008)
Other, net	—	—	118
Net Cash Provided by (Used in) Investing Activities	1,817	16,758	(7,188)

Cash Flows from Financing Activities:
Exercise of stock options	—	—	373
Cash dividends paid	(28,499)	(30,693)	(28,648)
Repurchase and cancellation of common stock of Kearny Financial Corp.	(27,558)	(129,520)	(119,021)
Cancellation of shares repurchased on vesting to pay taxes	(462)	(977)	(803)
Net Cash Used In Financing Activities	(56,519)	(161,190)	(148,099)
Net (Decrease) Increase in Cash and Cash Equivalents	(28,911)	11,559	23,559
Cash and Cash Equivalents - Beginning	77,750	66,191	42,632
Cash and Cash Equivalents - Ending	$48,839	$77,750	$66,191

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
The following schedule shows the Company’s earnings per share calculations for the periods presented:

	For the Year Ended June 30,
	2023	2022	2021
	(In Thousands, Except Per Share Data)
Net income	$40,811	$67,547	$63,233

Weighted average number of common shares outstanding - basic	64,804	70,911	82,387
Effect of dilutive securities	—	22	4
Weighted average number of common shares outstanding- diluted	64,804	70,933	82,391

Basic earnings per share	$0.63	$0.95	$0.77
Diluted earnings per share	$0.63	$0.95	$0.77
Stock options for 2,983,530, 3,115,000 and 3,246,138 shares of common stock were not considered in computing diluted earnings per share at June 30, 2023, 2022 and 2021, respectively, because they were considered anti-dilutive. In addition, 497,664 and 251,905 RSUs were not considered in computing diluted earnings per share at June 30, 2023 and 2022, respectively, because they were considered anti-dilutive.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEARNY FINANCIAL CORP.

Dated: August 25, 2023		/s/ Craig L. Montanaro
	By:	Craig L. Montanaro President and Chief Executive Officer
Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on August 25, 2023 on behalf of the Registrant and in the capacities indicated.

/s/ Craig L. Montanaro	/s/ Keith Suchodolski
Craig L. Montanaro President, Chief Executive Officer and Director (Principal Executive Officer)	Keith Suchodolski Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Theodore J. Aanensen	/s/ Raymond E. Chandonnet
Theodore J. Aanensen Director	Raymond E. Chandonnet Director

/s/ Curtland E. Fields	/s/ John N. Hopkins
Curtland E. Fields Director	John N. Hopkins Director

/s/ Catherine A. Lawton	/s/ John J. Mazur, Jr.
Catherine A. Lawton Director	John J. Mazur, Jr. Director

/s/ Joseph P. Mazza	/s/ John F. McGovern
Joseph P. Mazza Director	John F. McGovern Director

/s/ Leopold W. Montanaro	/s/ Christopher Petermann
Leopold W. Montanaro Director	Christopher Petermann Director

/s/ Charles J. Pivirotto	/s/ John F. Regan
Charles J. Pivirotto Director	John F. Regan Director

/s/ Melvina Wong-Zaza
Melvina Wong-Zaza Director