Form 10-Q
period 2023-09-30
Kearny Financial Corp.
filed 2023-11-07
CIK 1617242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: October 31, 2023.
$0.01 par value common stock — 64,539,047 shares outstanding

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In Thousands, Except Share and Per Share Data)

	September 30, 2023	June 30, 2023
	(Unaudited)
Assets
Cash and amounts due from depository institutions	$21,420	$21,795
Interest-bearing deposits in other banks	35,799	48,720
Cash and cash equivalents	57,219	70,515
Investment securities available for sale (amortized cost of $1,400,273 and $1,383,867, respectively)	1,215,633	1,227,729
Investment securities held to maturity (fair value of $123,028 and $131,169, respectively)	143,730	146,465
Loans held-for-sale	3,934	9,591
Loans receivable	5,736,049	5,829,421
Less: allowance for credit losses on loans	(46,872)	(48,734)
Net loans receivable	5,689,177	5,780,687
Premises and equipment	46,868	48,309
Federal Home Loan Bank (“FHLB”) of New York stock	81,509	71,734
Accrued interest receivable	29,766	28,133
Goodwill	210,895	210,895
Core deposit intangibles	2,323	2,457
Bank owned life insurance	294,491	292,825
Deferred income tax assets, net	56,500	51,973
Other real estate owned	12,956	12,956
Other assets	129,865	110,546
Total Assets	$7,974,866	$8,064,815

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest-bearing	$595,141	$609,999
Interest-bearing	4,839,027	5,019,184
Total deposits	5,434,168	5,629,183
Borrowings	1,626,933	1,506,812
Advance payments by borrowers for taxes	16,907	18,338
Other liabilities	47,324	41,198
Total Liabilities	7,125,332	7,195,531

Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 800,000,000 shares authorized; 65,132,410 shares and 65,864,075 shares issued and outstanding, respectively	652	659
Paid-in capital	497,269	503,332
Retained earnings	460,464	457,611
Unearned employee stock ownership plan shares; 2,308,024 shares and 2,358,198 shares, respectively	(22,375)	(22,862)
Accumulated other comprehensive loss	(86,476)	(69,456)
Total Stockholders' Equity	849,534	869,284
Total Liabilities and Stockholders' Equity	$7,974,866	$8,064,815
See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,
	2023	2022
Interest Income
Loans	$62,769	$52,935
Taxable investment securities	16,265	10,439
Tax-exempt investment securities	87	285
Other interest-earning assets	2,047	761
Total Interest Income	81,168	64,420

Interest Expense
Deposits	27,567	10,869
Borrowings	14,441	5,020
Total Interest Expense	42,008	15,889
Net Interest Income	39,160	48,531
Provision for credit losses	245	670
Net Interest Income after Provision for Credit Losses	38,915	47,861

Non-Interest Income
Fees and service charges	748	763
Gain on sale of loans	215	395
Income from bank owned life insurance	1,666	3,698
Electronic banking fees and charges	367	506
Other income	1,014	555
Total Non-Interest Income	4,010	5,917

Non-Interest Expense
Salaries and employee benefits	17,761	20,348
Net occupancy expense of premises	2,758	3,090
Equipment and systems	3,801	3,662
Advertising and marketing	228	747
Federal deposit insurance premium	1,524	906
Directors' compensation	393	340
Other expense	3,309	2,895
Total Non-Interest Expense	29,774	31,988
Income before Income Taxes	13,151	21,790
Income tax expense	3,309	5,255
Net Income	$9,842	$16,535

Net Income per Common Share (EPS)
Basic	$0.16	$0.25
Diluted	$0.16	$0.25
Weighted Average Number of Common Shares Outstanding
Basic	63,014	65,737
Diluted	63,061	65,756
See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands, Unaudited)

	Three Months Ended September 30,
	2023	2022
Net Income	$9,842	$16,535
Other Comprehensive (Loss) Income, net of tax:
Net unrealized loss on securities available for sale	(20,235)	(35,179)
Fair value adjustments on derivatives	3,293	14,590
Benefit plan adjustments	(78)	(24)
Total Other Comprehensive Loss	(17,020)	(20,613)
Total Comprehensive Loss	$(7,178)	$(4,078)
See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Per Share Data, Unaudited)

	Common Stock		Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance - June 30, 2022	68,666	$687	$528,396	$445,451	$(24,807)	$(55,727)	$894,000
Net income	—	—	—	16,535	—	—	16,535
Other comprehensive loss, net of income tax	—	—	—	—	—	(20,613)	(20,613)
ESOP shares committed to be released (50 shares)	—	—	90	—	486	—	576
Stock repurchases	(760)	(8)	(8,685)	—	—	—	(8,693)
Issuance of stock under stock benefit plan	61	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	786	—	—	—	786
Cancellation of shares issued for restricted stock awards	(29)	—	(341)	—	—	—	(341)
Cash dividends declared ($0.11 per common share)	—	—	—	(7,276)	—	—	(7,276)
Balance - September 30, 2022	67,938	$680	$520,245	$454,710	$(24,321)	$(76,340)	$874,974

	Common Stock		Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance - June 30, 2023	65,864	$659	$503,332	$457,611	$(22,862)	$(69,456)	$869,284
Net income	—	—	—	9,842	—	—	9,842
Other comprehensive loss, net of income tax	—	—	—	—	—	(17,020)	(17,020)
ESOP shares committed to be released (50 shares)	—	—	(107)	—	487	—	380
Stock repurchases	(818)	(8)	(6,459)	—	—	—	(6,467)
Issuance of stock under stock benefit plans	133	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	903	—	—	—	903
Cancellation of shares issued for restricted stock awards	(47)	—	(399)	—	—	—	(399)
Cash dividends declared ($0.11 per common share)	—	—	—	(6,989)	—	—	(6,989)
Balance - September 30, 2023	65,132	$652	$497,269	$460,464	$(22,375)	$(86,476)	$849,534

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Unaudited)

	Three Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$9,842	$16,535
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,230	1,472
Net accretion of yield adjustments	(614)	(1,541)
Deferred income taxes	2,426	3,307
Amortization of intangible assets	134	144
Accretion of benefit plans’ unrecognized net gain	(110)	(33)
Provision for credit losses	245	670
Loans originated for sale	(20,531)	(39,657)
Proceeds from sale of mortgage loans held-for-sale	26,403	57,151
Gain on sale of mortgage loans held-for-sale, net	(215)	(340)
Realized gain on sale of loans receivable	—	(55)
Realized (gain) loss on disposition of premises and equipment	(8)	52
Increase in cash surrender value of bank owned life insurance	(1,666)	(2,397)
ESOP and stock-based compensation expense	1,283	1,362
Increase in interest receivable	(1,633)	(3,351)
Increase in other assets	(10,579)	(5,340)
Increase in interest payable	2,134	2,980
Increase (decrease) in other liabilities	3,943	(10,254)
Net Cash Provided by Operating Activities	12,284	20,705

Cash Flows from Investing Activities:
Purchases of:
Investment securities available for sale	(40,500)	—
Proceeds from:
Repayments/calls/maturities of investment securities available for sale	24,287	31,288
Repayments/calls/maturities of investment securities held to maturity	2,705	2,324
Purchase of loans	—	(656)
Net decrease (increase) in loans receivable	87,794	(241,986)
Proceeds from sale of loans receivable	—	706
Purchase of interest rate contracts	—	(758)
Deletions (additions) to premises and equipment	219	(885)
Proceeds from death benefit of bank owned life insurance	—	1,884
Purchase of FHLB stock	(15,913)	(28,188)
Redemption of FHLB stock	6,138	30,375
Net Cash Provided by (Used in) Investing Activities	64,730	(205,896)
See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands, Unaudited)

	Three Months Ended September 30,
	2023	2022
Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(195,003)	246,120
Repayment of term FHLB advances	(1,250,000)	(1,420,000)
Proceeds from term FHLB advances	1,425,000	1,565,000
Net decrease in other short-term borrowings	(55,000)	(195,000)
Net decrease in advance payments by borrowers for taxes	(1,431)	(191)
Repurchase and cancellation of common stock of Kearny Financial Corp.	(6,467)	(8,693)
Cancellation of shares repurchased on vesting to pay taxes	(399)	(341)
Dividends paid	(7,010)	(7,243)
Net Cash (Used in) Provided by Financing Activities	(90,310)	179,652
Net Decrease in Cash and Cash Equivalents	(13,296)	(5,539)
Cash and Cash Equivalents - Beginning	70,515	101,615
Cash and Cash Equivalents - Ending	$57,219	$96,076

Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Income taxes, net of refunds	$4,069	$6,018
Interest	$39,874	$12,909

Non-cash investing and financing activities:
Transfers from loans receivable to loans receivable held-for-sale	$—	$1,216
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
Basis of Presentation
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include the information or footnotes necessary for a complete presentation of financial condition, income, comprehensive income, changes in stockholders’ equity and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the unaudited consolidated financial statements have been included. The results of operations for the three months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.
The data in the Consolidated Statement of Financial Condition at June 30, 2023 was derived from the Company’s 2023 Annual Report on Form 10-K. That data, along with the interim unaudited financial information presented in the Consolidated Statements of Financial Condition, Income, Comprehensive Income, Changes in Stockholders’ Equity and Cash Flows should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s 2023 Annual Report on Form 10-K.
The accounting and reporting policies of the Company conform to U.S. GAAP and to general practice within the financial services industry. A discussion of these policies can be found in Note 1, Summary of Significant Accounting Policies, included in the Company’s 2023 Annual Report on Form 10-K. There have been no material changes to the Company’s significant accounting policies since June 30, 2023.
2.    SUBSEQUENT EVENTS
The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of September 30, 2023, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date this document was filed.
On October 26, 2023, the Company declared a quarterly cash dividend of $0.11 per share, payable on November 22, 2023 to stockholders of record as of November 8, 2023.
3.    RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Standards
In March 2022, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) to improve the usefulness of information provided to investors about certain loan refinancings, restructurings and writeoffs. ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings by creditors and enhances disclosure requirements for certain modifications made to borrowers experiencing financial difficulty. In addition, ASU 2022-02 requires public business entities to disclose current-period gross writeoffs for financing receivables and net investments in leases by year of origination in the vintage disclosures. For entities that have adopted ASU 2016-13, the amendments in ASU 2022-02 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022.
Effective July 1, 2023, the Company adopted ASU 2022-02. Under ASU 2022-02, the Company assesses all loan modifications to determine whether one is granted to a borrower experiencing financial difficulty, regardless of whether the modified loan terms include a concession. Modifications granted to borrowers experiencing financial difficulty may be in the form of an interest rate reduction, an other-than-insignificant payment delay, a term extension, principal forgiveness or a combination thereof.
The Company adopted ASU 2022-02 on a prospective basis. The adoption of this update did not have a material effect on the Company’s consolidated financial statements. Additional disclosures are included in Note 5 to the consolidated financial statements.

Prior to the adoption of ASU 2022-02, a Troubled Debt Restructuring (“TDR”) occurred when the terms of a loan were modified because of deterioration in the financial condition of the borrower. Modifications could include extension of the repayment terms of the loan, reduced interest rates, or forgiveness of accrued interest and/or principal. For the Company's accounting policy related to TDRs granted prior to the adoption of ASU 2022-02, see “Note 1. Summary of Significant Accounting Policies” included in “Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023.
4.    SECURITIES
The following tables present the amortized cost, gross unrealized gains and losses and estimated fair values for available for sale securities and the amortized cost, gross unrecognized gains and losses and estimated fair values for held to maturity securities as of the dates indicated:

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Available for sale:
Debt securities:
Asset-backed securities	$132,267	$100	$1,791	$—	$130,576
Collateralized loan obligations	414,307	1,025	2,635	—	412,697
Corporate bonds	159,614	—	23,936	—	135,678
Total debt securities	706,188	1,125	28,362	—	678,951

Mortgage-backed securities:
Residential pass-through securities (1)	530,179	—	129,961	—	400,218
Commercial pass-through securities (1)	163,906	—	27,442	—	136,464
Total mortgage-backed securities	694,085	—	157,403	—	536,682

Total securities available for sale	$1,400,273	$1,125	$185,765	$—	$1,215,633
___________________________
(1)Government-sponsored enterprises.

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Available for sale:
Debt securities:
Asset-backed securities	$138,281	$4	$2,115	$—	$136,170
Collateralized loan obligations	381,915	268	5,187	—	376,996
Corporate bonds	159,666	—	24,648	—	135,018
Total debt securities	679,862	272	31,950	—	648,184

Mortgage-backed securities:
Residential pass-through securities (1)	539,506	2	103,357	—	436,151
Commercial pass-through securities (1)	164,499	—	21,105	—	143,394
Total mortgage-backed securities	704,005	2	124,462	—	579,545

Total securities available for sale	$1,383,867	$274	$156,412	$—	$1,227,729
___________________________
(1)Government-sponsored enterprises.

	September 30, 2023
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Held to maturity:
Debt securities:
Obligations of state and political subdivisions	$15,195	$—	$579	$—	$14,616
Total debt securities	15,195	—	579	—	14,616

Mortgage-backed securities:
Residential pass-through securities (1)	116,295	—	17,534	—	98,761
Commercial pass-through securities (1)	12,240	—	2,589	—	9,651
Total mortgage-backed securities	128,535	—	20,123	—	108,412

Total securities held to maturity	$143,730	$—	$20,702	$—	$123,028
___________________________
(1)Government-sponsored enterprises.

	June 30, 2023
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Held to maturity:
Debt securities:
Obligations of state and political subdivisions	$16,051	$—	$321	$—	$15,730
Total debt securities	16,051	—	321	—	15,730

Mortgage-backed securities:
Residential pass-through securities (1)	118,166	—	12,736	—	105,430
Commercial pass-through securities (1)	12,248	—	2,239	—	10,009
Total mortgage-backed securities	130,414	—	14,975	—	115,439

Total securities held to maturity	$146,465	$—	$15,296	$—	$131,169
___________________________
(1)Government-sponsored enterprises.

Excluding the balances of mortgage-backed securities, the following tables present the amortized cost and estimated fair values of debt securities available for sale and held to maturity, by contractual maturity, at September 30, 2023:

	September 30, 2023
	Amortized Cost	Fair Value
	(In Thousands)
Available for sale debt securities:
Due in one year or less	$—	$—
Due after one year through five years	21,865	20,940
Due after five years through ten years	422,172	400,524
Due after ten years	262,151	257,487
Total	$706,188	$678,951

	September 30, 2023
	Amortized Cost	Fair Value
	(In Thousands)
Held to maturity debt securities:
Due in one year or less	$3,585	$3,538
Due after one year through five years	11,000	10,517
Due after five years through ten years	610	561
Due after ten years	—	—
Total	$15,195	$14,616

During the three months ended September 30, 2023 and 2022, there were no gains or losses recognized on sales of securities available for sale or securities held to maturity. During the three months ended September 30, 2023 and 2022, there were no gains recognized on the call of securities available for sale.

The carrying value of securities pledged were as follows as of the dates presented below:

	September 30, 2023	June 30, 2023
	(In Thousands)
Securities pledged:
Pledged to secure public funds on deposit	$189,608	$201,239
Pledged for potential borrowings at the Federal Reserve Bank of New York	558,467	529,216
Total carrying value of securities pledged	$748,075	$730,455

The following tables present the gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that securities have been in a continuous unrealized loss position within the available for sale portfolio at September 30, 2023 and June 30, 2023:

	September 30, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale:
Asset-backed securities	$20,580	$139	$94,790	$1,652	14	$115,370	$1,791
Collateralized loan obligations	—	—	288,961	2,635	24	288,961	2,635
Corporate bonds	6,857	8	128,821	23,928	31	135,678	23,936
Commercial pass-through securities	61,446	3,389	75,018	24,053	12	136,464	27,442
Residential pass-through securities	1,315	56	398,903	129,905	110	400,218	129,961
Total	$90,198	$3,592	$986,493	$182,173	191	$1,076,691	$185,765

	June 30, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale:
Asset-backed securities	$33,833	$129	$98,828	$1,986	14	$132,661	$2,115
Collateralized loan obligations	46,903	135	294,813	5,052	26	341,716	5,187
Corporate bonds	25,511	1,354	109,507	23,294	31	135,018	24,648
Commercial pass-through securities	63,531	1,380	79,863	19,725	12	143,394	21,105
Residential pass-through securities	10,520	702	425,170	102,655	108	435,690	103,357
Total	$180,298	$3,700	$1,008,181	$152,712	191	$1,188,479	$156,412

The following table presents the gross unrecognized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that securities have been in a continuous unrecognized loss position within the held to maturity portfolio at September 30, 2023 and June 30, 2023:

	September 30, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Number of Securities	Fair Value	Unrecognized Losses
	(Dollars in Thousands)
Securities Held to Maturity:
Obligations of state and political subdivisions	$4,439	$171	$10,177	$408	29	$14,616	$579
Commercial pass-through securities	—	—	9,651	2,589	1	9,651	2,589
Residential pass-through securities	36,670	1,096	62,091	16,438	9	98,761	17,534

Total	$41,109	$1,267	$81,919	$19,435	39	$123,028	$20,702

	June 30, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Number of Securities	Fair Value	Unrecognized Losses
	(Dollars in Thousands)
Securities Held to Maturity:
Obligations of state and political subdivisions	$13,642	$268	$2,088	$53	32	$15,730	$321
Commercial pass-through securities	—	—	10,009	2,239	1	10,009	2,239
Residential pass-through securities	38,135	319	67,295	12,417	9	105,430	12,736

Total	$51,777	$587	$79,392	$14,709	42	$131,169	$15,296
Available for sale securities are evaluated to determine if a decline in fair value below the amortized cost basis has resulted from a credit loss or from other factors. An impairment related to credit factors would be recorded through an allowance for credit losses. The allowance is limited to the amount by which the security’s amortized cost basis exceeds the fair value. An impairment that has not been recorded through an allowance for credit losses shall be recorded through other comprehensive income, net of applicable taxes. Investment securities will be written down to fair value through the Consolidated Statement of Income if management intends to sell, or may be required to sell, the securities before they recover in value. The issuers of these securities continue to make timely principal and interest payments and none of these securities were past due or were placed in nonaccrual status at September 30, 2023. Management believes that the unrealized losses on these securities are a function of changes in market interest rates and credit spreads, not changes in credit quality. No allowance for credit losses was recorded at September 30, 2023 on available for sale securities.
At September 30, 2023, the held to maturity securities portfolio consists of agency mortgage-backed securities and obligations of state and political subdivisions. The mortgage-backed securities are issued by U.S. government agencies and are implicitly guaranteed by the U.S. government. The obligations of state and political subdivisions in the portfolio are highly rated by major rating agencies and have a long history of no credit losses. The Company regularly monitors the obligations of state and political subdivisions sector of the market and reviews collectability including such factors as the financial condition of the issuers as well as credit ratings in effect as of the reporting period. No allowance for credit losses was recorded at September 30, 2023 on held to maturity securities.

5.    LOANS RECEIVABLE
The following table sets forth the composition of the Company’s loan portfolio at September 30, 2023 and June 30, 2023:

	September 30, 2023	June 30, 2023
	(In Thousands)
Commercial loans:
Multi-family mortgage	$2,699,151	$2,761,775
Nonresidential mortgage	946,801	968,574
Commercial business	149,229	146,861
Construction	230,703	226,609
Total commercial loans	4,025,884	4,103,819

One- to four-family residential mortgage	1,689,051	1,700,559

Consumer loans:
Home equity loans	42,896	43,549
Other consumer	2,644	2,549
Total consumer loans	45,540	46,098

Total loans	5,760,475	5,850,476

Unaccreted yield adjustments (1)	(24,426)	(21,055)

Total loans receivable, net of yield adjustments	$5,736,049	$5,829,421
___________________________
(1)At September 30, 2023, included a fair value adjustment to the carrying amount of hedged one- to four-family residential mortgage loans.
Past Due Loans
Past due status is based on the contractual payment terms of the loans. The following tables present the payment status of past due loans as of September 30, 2023 and June 30, 2023, by loan segment:

	Payment Status September 30, 2023
	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(In Thousands)
Multi-family mortgage	$2,807	$—	$13,637	$16,444	$2,682,707	$2,699,151
Nonresidential mortgage	—	7,974	6,624	14,598	932,203	946,801
Commercial business	433	1	391	825	148,404	149,229
Construction	—	—	—	—	230,703	230,703
One- to four-family residential mortgage	1,264	2,001	2,622	5,887	1,683,164	1,689,051
Home equity loans	4	25	45	74	42,822	42,896
Other consumer	—	—	—	—	2,644	2,644
Total loans	$4,508	$10,001	$23,319	$37,828	$5,722,647	$5,760,475

	Payment Status June 30, 2023
	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(In Thousands)
Multi-family mortgage	$2,958	$—	$10,756	$13,714	$2,748,061	$2,761,775
Nonresidential mortgage	792	—	8,233	9,025	959,549	968,574
Commercial business	528	16	236	780	146,081	146,861
Construction	—	—	—	—	226,609	226,609
One- to four-family residential mortgage	2,019	1,202	3,731	6,952	1,693,607	1,700,559
Home equity loans	25	—	50	75	43,474	43,549
Other consumer	—	—	—	—	2,549	2,549
Total loans	$6,322	$1,218	$23,006	$30,546	$5,819,930	$5,850,476
Nonperforming Loans
Loans are generally placed on nonaccrual status when contractual payments become 90 or more days past due or when the Company does not expect to receive all principal and interest payments owed substantially in accordance with the terms of the loan agreement, regardless of past due status. Loans that become 90 days past due, but are well secured and in the process of collection, may remain on accrual status. Nonaccrual loans are generally returned to accrual status when all payments due are brought current and the Company expects to receive all remaining principal and interest payments owed substantially in accordance with the terms of the loan agreement. Payments received in cash on nonaccrual loans, including both the principal and interest portions of those payments, are generally applied to reduce the carrying value of the loan. The Company did not recognize interest income on non-accrual loans during the three months ended September 30, 2023 and 2022.
The following tables present information relating to the Company’s nonperforming loans as of September 30, 2023 and June 30, 2023:

	Performance Status September 30, 2023
	90 Days and Over Past Due Accruing	Nonaccrual Loans with Allowance for Credit Losses	Nonaccrual Loans with no Allowance for Credit Losses	Total Nonperforming	Performing	Total
	(In Thousands)
Multi-family mortgage	$—	$2,958	$13,308	$16,266	$2,682,885	$2,699,151
Nonresidential mortgage	—	9,783	5,138	14,921	931,880	946,801
Commercial business	—	257	180	437	148,792	149,229
Construction	—	—	—	—	230,703	230,703
One- to four-family residential mortgage	—	1,041	5,200	6,241	1,682,810	1,689,051
Home equity loans	—	—	47	47	42,849	42,896
Other consumer	—	—	—	—	2,644	2,644
Total loans	$—	$14,039	$23,873	$37,912	$5,722,563	$5,760,475

	Performance Status June 30, 2023
	90 Days and Over Past Due Accruing	Nonaccrual Loans with Allowance for Credit Losses	Nonaccrual Loans with no Allowance for Credit Losses	Total Nonperforming	Performing	Total
	(In Thousands)
Multi-family mortgage	$—	$5,686	$13,428	$19,114	$2,742,661	$2,761,775
Nonresidential mortgage	—	11,815	4,725	16,540	952,034	968,574
Commercial business	—	71	181	252	146,609	146,861
Construction	—	—	—	—	226,609	226,609
One- to four-family residential mortgage	—	1,640	5,031	6,671	1,693,888	1,700,559
Home equity loans	—	—	50	50	43,499	43,549
Other consumer	—	—	—	—	2,549	2,549
Total loans	$—	$19,212	$23,415	$42,627	$5,807,849	$5,850,476

Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Effective July 1, 2023, the Company adopted ASU 2022-02, which eliminated the accounting for TDRs while expanding loan modification and vintage disclosure requirements. See Note 3 to the consolidated financial statements for further information.

The following table presents the amortized cost basis at September 30, 2023 of loan modifications made to borrowers experiencing financial difficulty that were restructured during the three months ended September 30, 2023 by type of modification:

	Three Months Ended September 30, 2023
	Payment Delay	Percent of Total Class
	(Dollars In Thousands)
Commercial business	$45	0.03%
One- to four-family residential mortgage	489	0.03%
Total	$534	0.03%

No modifications involved forgiveness of principal or interest rate reductions. There were no commitments to lend additional funds to borrowers experiencing financial difficulty whose terms have been restructured at September 30, 2023.
All loans to borrowers experiencing financial difficulty that have been modified during the three months ended September 30, 2023 were current to their contractual payments as of September 30, 2023.
For restructured loans, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due or classified into non-accrual status during the reporting period. Of the loans restructured during the three months ended September 30, 2023 (since adoption of ASU 2022-02), there were no subsequent defaults as of September 30, 2023.
Troubled Debt Restructured Loans prior to the adoption of ASU 2022-02
Prior to the adoption of ASU 2022-02, the Company classified certain loans as TDRs when credit terms to a borrower in financial difficulty were modified, in accordance with ASC 310-40. With the adoption of ASU 2022-02 the Company has ceased to recognize or measure for new TDRs, but those existing at June 30, 2023 will remain until settled.
At June 30, 2023 the Company had TDRs totaling $17.4 million. The allowance for credit losses associated with these TDRs totaled $274,000 as of June 30, 2023.
The following table presents total TDRs at June 30, 2023:

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
At September 30, 2022, there were no restructured TDRs during the preceding twelve months that subsequently defaulted.

The following table presents information regarding TDRs that occurred during the three months ended September 30, 2022:

	Three Months Ended September 30, 2022
	# of Loans	Pre- modification Recorded Investment	Post- modification Recorded Investment
	(Dollars In Thousands)
One- to four-family residential mortgage	1	$435	$435
Home equity loans	1	35	35
Total	2	$470	$470
During the three months ended September 30, 2022, there were charge-offs of $10,000 related to TDRs.
Loan modifications generally involve a reduction in interest rates and/or extension of maturity dates and also may include step up interest rates in their modified terms which will impact their weighted average yield in the future. The loans which qualified as TDRs during the three months ended September 30, 2022, capitalized prior past due amounts and modified the repayment terms.
Individually Analyzed Loans
Individually analyzed loans include loans which do not share similar risk characteristics with other loans. Loans previously modified as TDRs and loan modifications made to borrowers experiencing financial difficulty will generally be evaluated for individual impairment, however, after a period of sustained repayment performance which permits the credit to be returned to accrual status, the loans would generally be removed from individual impairment analysis and returned to its corresponding pool. As of September 30, 2023, the carrying value of individually analyzed loans, including loans acquired with deteriorated credit quality that were individually analyzed, totaled $37.9 million, of which $33.7 million were considered collateral dependent.
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
The following table presents the carrying value and related allowance of collateral dependent individually analyzed loans at the dates indicated:

	September 30, 2023		June 30, 2023
	Carrying Value	Related Allowance	Carrying Value	Related Allowance
	(In Thousands)
Commercial loans:
Multi-family mortgage	$16,266	$342	$19,114	$326
Nonresidential mortgage (1)	14,598	1,407	16,207	3,001
Construction	—	—	—	—
Total commercial loans	30,864	1,749	35,321	3,327

One- to four-family residential mortgage (2)	2,831	—	2,875	—

Total	$33,695	$1,749	$38,196	$3,327
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

The following table presents the risk category of loans and current period gross charge-offs as of September 30, 2023 by loan segment and vintage year:

	Term Loans by Origination Year for Fiscal Years ended June 30,
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
	(In Thousands)
Multi-family mortgage:
Pass	$—	$601,736	$952,821	$213,565	$203,358	$677,086	$—	$2,648,566
Special Mention	—	—	—	—	—	6,605	—	6,605
Substandard	—	—	—	9,737	—	34,243	—	43,980
Doubtful	—	—	—	—	—	—	—	—
Total multi-family mortgage	—	601,736	952,821	223,302	203,358	717,934	—	2,699,151
Nonresidential mortgage:
Pass	2,779	107,718	208,575	87,371	51,571	450,806	6,000	914,820
Special Mention	—	—	—	—	—	11,325	—	11,325
Substandard	—	—	—	704	—	19,952	—	20,656
Doubtful	—	—	—	—	—	—	—	—
Total nonresidential mortgage	2,779	107,718	208,575	88,075	51,571	482,083	6,000	946,801
Nonresidential current period gross charge-offs	—	—	—	—	—	2,033	—	2,033
Commercial business:
Pass	1,733	11,427	27,853	24,577	7,444	10,096	61,241	144,371
Special Mention	—	—	467	—	—	2,254	—	2,721
Substandard	—	—	—	—	214	1,497	426	2,137
Doubtful	—	—	—	—	—	—	—	—
Total commercial business	1,733	11,427	28,320	24,577	7,658	13,847	61,667	149,229
Commercial business current period gross charge-offs	—	—	—	—	178	11	—	189
Construction loans:
Pass	7,184	34,204	41,698	130,476	7,453	3,953	5,735	230,703
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total construction loans	7,184	34,204	41,698	130,476	7,453	3,953	5,735	230,703
Residential mortgage:
Pass	24,092	193,179	449,520	481,718	79,290	450,416	—	1,678,215
Special Mention	—	—	—	—	—	1,581	—	1,581
Substandard	—	—	539	—	—	8,716	—	9,255
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage	24,092	193,179	450,059	481,718	79,290	460,713	—	1,689,051
Home equity loans:
Pass	567	6,965	2,517	591	1,173	9,065	21,744	42,622
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	274	—	274
Doubtful	—	—	—	—	—	—	—	—
Total home equity loans	567	6,965	2,517	591	1,173	9,339	21,744	42,896
Other consumer loans
Pass	296	260	236	116	491	1,123	40	2,562
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	82	82
Other consumer loans	296	260	236	116	491	1,123	122	2,644
Total loans	$36,651	$955,489	$1,684,226	$948,855	$350,994	$1,688,992	$95,268	$5,760,475
Total current period gross charge-offs	$—	$—	$—	$—	$178	$2,044	$—	$2,222

The following table presents the risk category of loans as of June 30, 2023 by loan segment and vintage year:

	Term Loans by Origination Year for Fiscal Years ended June 30,
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
	(In Thousands)
Multi-family mortgage:
Pass	$603,260	$954,554	$213,482	$198,969	$226,929	$510,485	$—	$2,707,679
Special Mention	—	—	—	—	6,006	6,647	—	12,653
Substandard	—	—	9,809	—	9,432	22,202	—	41,443
Doubtful	—	—	—	—	—	—	—	—
Total multi-family mortgage	603,260	954,554	223,291	198,969	242,367	539,334	—	2,761,775
Nonresidential mortgage:
Pass	109,725	220,443	83,032	51,933	59,197	414,742	6,000	945,072
Special Mention	—	—	—	—	—	378	—	378
Substandard	—	—	708	—	919	21,497	—	23,124
Doubtful	—	—	—	—	—	—	—	—
Total nonresidential mortgage	109,725	220,443	83,740	51,933	60,116	436,617	6,000	968,574
Commercial business:
Pass	10,364	28,644	25,304	7,875	1,731	8,776	59,031	141,725
Special Mention	—	—	—	47	176	2,456	371	3,050
Substandard	—	—	—	395	60	1,385	246	2,086
Doubtful	—	—	—	—	—	—	—	—
Total commercial business	10,364	28,644	25,304	8,317	1,967	12,617	59,648	146,861
Construction loans:
Pass	25,070	36,389	143,086	12,275	2,961	1,093	5,735	226,609
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total construction loans	25,070	36,389	143,086	12,275	2,961	1,093	5,735	226,609
Residential mortgage:
Pass	195,521	454,504	491,460	80,431	45,741	422,472	—	1,690,129
Special Mention	—	—	—	—	1,168	425	—	1,593
Substandard	—	542	—	—	80	8,215	—	8,837
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage	195,521	455,046	491,460	80,431	46,989	431,112	—	1,700,559
Home equity loans:
Pass	7,682	2,567	607	1,264	2,478	7,280	21,384	43,262
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	287	—	287
Doubtful	—	—	—	—	—	—	—	—
Total home equity loans	7,682	2,567	607	1,264	2,478	7,567	21,384	43,549
Other consumer loans
Pass	367	247	110	494	302	912	42	2,474
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	75	75
Other consumer loans	367	247	110	494	302	912	117	2,549
Total loans	$951,989	$1,697,890	$967,598	$353,683	$357,180	$1,429,252	$92,884	$5,850,476

Mortgage Loans in Foreclosure
The Company may obtain physical possession of one- to four-family real estate collateralizing a residential mortgage loan or nonresidential real estate collateralizing a nonresidential mortgage loan via foreclosure or through an in-substance repossession. As of September 30, 2023, the Company held one nonresidential property with a carrying value of $13.0 million in other real estate owned that was acquired through foreclosure on a nonresidential mortgage loan. As of that same date, the Company held three residential mortgage loans with aggregate carrying values totaling $948,000 and eight commercial mortgage loans with aggregate carrying values totaling $21.6 million which were in the process of foreclosure. As of June 30, 2023, the Company held one nonresidential property with a carrying value of $13.0 million in other real estate owned that was acquired through foreclosure on a nonresidential mortgage loan. As of that same date, the Company held three residential mortgage loans with aggregate carrying values totaling $950,000 and six commercial mortgage loans with aggregate carrying values totaling $9.2 million which were in the process of foreclosure.
6.    ALLOWANCE FOR CREDIT LOSSES
Allowance for Credit Losses on Loans Receivable
The following tables present the balance of the allowance for credit losses at September 30, 2023 and June 30, 2023. The balance of the allowance for credit losses is based on an expected loss methodology, referred to as the “CECL” methodology. The tables identify the valuation allowances attributable to specifically identified impairments on individually analyzed loans, including those acquired with deteriorated credit quality, as well as valuation allowances for impairments on loans collectively evaluated. The tables include the underlying balance of loans receivable applicable to each category as of those dates.

	Allowance for Credit Losses September 30, 2023
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total allowance for credit losses
	(In Thousands)
Multi-family mortgage	$—	$—	$342	$25,248	$25,590
Nonresidential mortgage	—	64	1,407	5,966	7,437
Commercial business	—	62	36	1,315	1,413
Construction	—	—	—	1,317	1,317
One- to four-family residential mortgage	—	99	66	10,538	10,703
Home equity loans	—	—	—	342	342
Other consumer	—	—	—	70	70
Total loans	$—	$225	$1,851	$44,796	$46,872

	Balance of Loans Receivable September 30, 2023
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total loans
	(In Thousands)
Multi-family mortgage	$—	$—	$16,266	$2,682,885	$2,699,151
Nonresidential mortgage	323	3,492	14,598	928,388	946,801
Commercial business	—	4,852	437	143,940	149,229
Construction	—	5,735	—	224,968	230,703
One- to four-family residential mortgage	1,156	3,771	5,085	1,679,039	1,689,051
Home equity loans	25	—	22	42,849	42,896
Other consumer	—	—	—	2,644	2,644
Total loans	$1,504	$17,850	$36,408	$5,704,713	$5,760,475
Unaccreted yield adjustments					(24,426)
Loans receivable, net of yield adjustments					$5,736,049

	Allowance for Credit Losses June 30, 2023
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total allowance for credit losses
	(In Thousands)
Multi-family mortgage	$—	$—	$326	$26,036	$26,362
Nonresidential mortgage	—	70	3,001	5,882	8,953
Commercial business	—	9	20	1,411	1,440
Construction	—	—	—	1,336	1,336
One- to four-family residential mortgage	3	132	70	10,032	10,237
Home equity loans	—	—	—	338	338
Other consumer	—	—	—	68	68
Total loans	$3	$211	$3,417	$45,103	$48,734

	Balance of Loans Receivable June 30, 2023
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total loans
	(In Thousands)
Multi-family mortgage	$—	$—	$19,114	$2,742,661	$2,761,775
Nonresidential mortgage	333	3,562	16,207	948,472	968,574
Commercial business	—	4,237	252	142,372	146,861
Construction	—	5,735	—	220,874	226,609
One- to four-family residential mortgage	570	4,433	6,101	1,689,455	1,700,559
Home equity loans	25	—	25	43,499	43,549
Other consumer	—	—	—	2,549	2,549
Total loans	$928	$17,967	$41,699	$5,789,882	$5,850,476
Unaccreted yield adjustments					(21,055)
Loans receivable, net of yield adjustments					$5,829,421
The following tables present the activity in the allowance for credit losses on loans for the three months ended September 30, 2023 and 2022.

	Changes in the Allowance for Credit Losses Three Months Ended September 30, 2023
	Balance at June 30, 2023	Charge-offs	Recoveries	Provision for (reversal of) credit losses	Balance at September 30, 2023
	(In Thousands)
Multi-family mortgage	$26,362	$—	$—	$(772)	$25,590
Nonresidential mortgage	8,953	(2,033)	109	408	7,437
Commercial business	1,440	(189)	6	156	1,413
Construction	1,336	—	—	(19)	1,317
One- to four-family residential mortgage	10,237	—	—	466	10,703
Home equity loans	338	—	—	4	342
Other consumer	68	—	—	2	70
Total loans	$48,734	$(2,222)	$115	$245	$46,872

	Changes in the Allowance for Credit Losses Three Months Ended September 30, 2022
	Balance at June 30, 2022	Charge-offs	Recoveries	Provision for (reversal of) credit losses	Balance at September 30, 2022
	(In Thousands)
Multi-family mortgage	$25,321	$—	$—	$925	$26,246
Nonresidential mortgage	10,590	(10)	—	(1,428)	9,152
Commercial business	1,792	(118)	12	286	1,972
Construction	1,486	—	—	(366)	1,120
One- to four-family residential mortgage	7,540	—	—	1,261	8,801
Home equity loans	245	—	—	(1)	244
Other consumer	84	—	1	(7)	78
Total loans	$47,058	$(128)	$13	$670	$47,613

Allowance for Credit Losses on Off Balance Sheet Commitments
The following table presents the activity in the allowance for credit losses on off balance sheet commitments recorded in other non-interest expense for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022
	(In Thousands)
Balance at beginning of the period	$741	$1,041
Reversal of credit losses	(74)	(288)
Balance at end of the period	$667	$753
7.    DEPOSITS
Deposits at September 30, 2023 and June 30, 2023 are summarized as follows:

	September 30, 2023	June 30, 2023
	(In Thousands)
Non-interest-bearing demand	$595,141	$609,999
Interest-bearing demand	2,236,573	2,252,912
Savings	689,163	748,721
Certificates of deposits	1,913,291	2,017,551
Total deposits	$5,434,168	$5,629,183
8.    BORROWINGS
Borrowings at September 30, 2023 and June 30, 2023 consisted of the following:

	September 30, 2023	June 30, 2023
	(In Thousands)
FHLB advances	$1,456,933	$1,281,812
Overnight borrowings (1)	170,000	225,000
Total borrowings	$1,626,933	$1,506,812
___________________________
(1)At September 30, 2023, represents $170.0 million of FHLB overnight line of credit borrowings. At June 30, 2023, represented $125.0 million of FHLB overnight line of credit borrowings and $100.0 million of unsecured overnight borrowings from other financial institutions.

Fixed rate advances from the FHLB of New York mature as follows:

	September 30, 2023		June 30, 2023
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars in Thousands)
By remaining period to maturity:
Less than one year	$1,147,500	5.53%	$972,500	5.36%
One to two years	103,500	2.68	103,500	2.68
Two to three years	6,500	2.82	6,500	2.82
Three to four years	—	—	—	—
Four to five years	200,000	3.98	200,000	3.98
Greater than five years	—	—	—	—
Total advances	1,457,500	5.10%	1,282,500	4.92%
Unamortized fair value adjustments	(567)		(688)
Total advances, net of fair value adjustments	$1,456,933		$1,281,812
At September 30, 2023, FHLB advances and overnight line of credit borrowings were collateralized by the FHLB capital stock owned by the Bank and mortgage loans with carrying values totaling approximately $4.45 billion. At June 30, 2023, FHLB advances and overnight line of credit borrowings were collateralized by the FHLB capital stock owned by the Bank and mortgage loans with carrying values totaling approximately $4.60 billion.
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
Fair Values of Derivative Instruments on the Statement of Financial Condition
The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Statements of Financial Condition as of September 30, 2023 and June 30, 2023:

	September 30, 2023
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$80,291	Other liabilities	$—
Total		$80,291		$—

	June 30, 2023
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$71,624	Other liabilities	$—
Total		$71,624		$—

Cash Flow Hedges of Interest Rate Risk
The Company’s uses derivatives to add stability to interest expense and interest income and to manage its exposure to interest rate movements. The Company has entered into interest rate swaps, interest rate caps and an interest rate floor as part of its interest rate risk management strategy. These interest rate products are designated as cash flow hedges. As of September 30, 2023, the Company had a total of 13 interest rate swaps and caps with a total notional amount of $1.35 billion hedging specific wholesale funding and one interest rate floor with a notional amount of $100.0 million hedging floating-rate available for sale securities.
For derivatives designated as cash flow hedges, the gain or loss on the derivative is recorded in other comprehensive income (loss), net of tax, and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.
For cash flow hedges on the Company’s wholesale funding positions, amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s hedged variable rate wholesale funding positions. During the three months ended September 30, 2023, the Company reclassified $9.5 million as a reduction in interest expense. During the next twelve months, the Company estimates that $33.5 million will be reclassified as a reduction in interest expense.
For cash flow hedges on the Company’s assets, amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest income as interest payments are received on the Company’s hedged variable rate assets. During the three months ended September 30, 2023, the Company did not reclassify any amount to interest income. During the next twelve months, the Company estimates that $364,000 will be reclassified as a reduction in interest income.
The table below presents the pre-tax effects of the Company’s derivative instruments designated as cash flow hedges on the Consolidated Statements of Income for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022
	(In Thousands)
Amount of gain recognized in other comprehensive income	$14,109	$22,170
Amount of gain reclassified from accumulated other comprehensive income to interest expense	9,471	1,620
Fair Value Hedges of Interest Rate Risk
The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. Such derivatives are used to hedge the changes in fair value of certain of its pools of fixed rate assets. As of September 30, 2023, the Company had five interest rate swaps with a notional amount of $675.0 million hedging fixed-rate residential mortgage loans.
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivatives as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.
The table below presents the effects of the Company’s derivative instruments designated as fair value hedges on the Consolidated Statements of Income for the three months ended September 30, 2023. There were no fair value hedges for the three months ended September 30, 2022:

	Three Months Ended September 30,
	2023	2022
	(In Thousands)
Loss on hedged items recorded in interest income on loans	$(4,120)	$(4,033)
Gain on hedge recorded in interest income on loans	6,650	3,927

As of September 30, 2023 and June 30, 2023, the following amounts were recorded on the Statement of Financial Condition related to cumulative basis adjustment for fair value hedges:

	September 30, 2023	June 30, 2023
	(In Thousands)
Loans receivable:
Carrying amount of the hedged assets(1)	$659,443	$663,563
Fair value hedging adjustment included in the carrying amount of the hedged assets	(15,557)	(11,437)
___________________________________
(1)This amount includes the amortized cost basis of the closed portfolios of loans receivable used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At September 30, 2023 and June 30, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $1.08 billion and $1.10 billion, respectively.
Offsetting Derivatives
The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives in the Consolidated Statements of Financial Condition as of September 30, 2023 and June 30, 2023, respectively. The net amounts presented for derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Statements of Financial Condition.

	September 30, 2023
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
	(In Thousands)
Assets:
Interest rate contracts	$80,291	$—	$80,291	$—	$—	$80,291
Total	$80,291	$—	$80,291	$—	$—	$80,291

Liabilities:
Interest rate contracts	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

	June 30, 2023
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
	(In Thousands)
Assets:
Interest rate contracts	$72,418	$(794)	$71,624	$—	$—	$71,624
Total	$72,418	$(794)	$71,624	$—	$—	$71,624

Liabilities:
Interest rate contracts	$794	$(794)	$—	$—	$—	$—
Total	$794	$(794)	$—	$—	$—	$—

Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations and could be required to terminate its derivative positions with the counterparty. The Company also has agreements with its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well-capitalized institution, then the Company could be required to terminate its derivative positions with the counterparty. At September 30, 2023, none of the Company’s derivatives were in a net liability position. As required under the enforceable master netting arrangement with its derivatives counterparties, as of September 30, 2023 and June 30, 2023, the Company was not required to post financial collateral.
In addition to the derivative instruments noted above, the Company’s pipeline of loans held for sale at September 30, 2023 and June 30, 2023, included $12.8 million and $11.7 million, respectively, of in process loans whose terms included interest rate locks to borrowers, which are considered free-standing derivative instruments whose fair values are not material to the Company’s financial condition or results of operations.
10.    BENEFIT PLANS
Components of Net Periodic Expense
The following table sets forth the aggregate net periodic benefit expense for the Bank’s Benefit Equalization Plan, Postretirement Welfare Plan, Directors’ Consultation and Retirement Plan, Atlas Bank Retirement Income Plan and Supplemental Executive Retirement Plan:

	Three Months Ended September 30,		Affected Line Item in the Consolidated Statements of Income
	2023	2022
	(In Thousands)
Service cost	$18	$117	Salaries and employee benefits
Interest cost	91	96	Other expense
Accretion of unrecognized gain	(15)	(6)	Other expense
Expected return on assets	(23)	(25)	Other expense
Net periodic benefit cost	$71	$182
2021 Equity Incentive Plan
During the three months ended September 30, 2023, the Company granted 349,257 restricted stock units (“RSUs”) comprised of 255,062 service-based RSUs and 94,195 performance-based RSUs. The service-based RSUs will vest in three tranches over a period of three years and the performance-based RSUs will cliff vest upon the achievement of performance measures over the three-year period ending June 30, 2026. The number of performance-based RSUs that will vest, if any, will depend on whether, and to what extent, the performance measures are achieved. Common stock will be issued from authorized shares upon the vesting of the RSUs.

11.    INCOME TAXES
The following table presents a reconciliation between the reported income taxes for the periods presented and the income taxes which would be computed by applying the federal income tax rate of 21% to income for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022
	(Dollars in Thousands)
Income before income taxes	$13,151	$21,790
Statutory federal tax rate	21%	21%
Federal income tax expense at statutory rate	$2,762	$4,576
(Reduction) increase in income taxes resulting from:
Tax exempt interest	(18)	(59)
State tax, net of federal tax effect	778	1,420
Incentive stock option compensation expense	3	3
Income from bank-owned life insurance	(350)	(775)
Other items, net	134	90
Total income tax expense	$3,309	$5,255
Effective income tax rate	25.16%	24.12%
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
Assets Measured on a Recurring Basis:
The following methods and significant assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at September 30, 2023 and June 30, 2023:
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
Those assets measured at fair value on a recurring basis are summarized below:

	September 30, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Debt securities available for sale:
Asset-backed securities	$—	$130,576	$—	$130,576
Collateralized loan obligations	—	412,697	—	412,697
Corporate bonds	—	135,678	—	135,678
Total debt securities	—	678,951	—	678,951

Mortgage-backed securities available for sale:
Residential pass-through securities	—	400,218	—	400,218
Commercial pass-through securities	—	136,464	—	136,464
Total mortgage-backed securities	—	536,682	—	536,682
Total securities available for sale	$—	$1,215,633	$—	$1,215,633

Interest rate contracts	$—	$80,291	$—	$80,291

Total assets	$—	$1,295,924	$—	$1,295,924

	June 30, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Debt securities available for sale:
Obligations of state and political subdivisions	$—	$—	$—	$—
Asset-backed securities	—	136,170	—	136,170
Collateralized loan obligations	—	376,996	—	376,996
Corporate bonds	—	135,018	—	135,018
Total debt securities	—	648,184	—	648,184

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	—	—	—	—
Residential pass-through securities	—	436,151	—	436,151
Commercial pass-through securities	—	143,394	—	143,394
Total mortgage-backed securities	—	579,545	—	579,545
Total securities available for sale	$—	$1,227,729	$—	$1,227,729

Interest rate contracts	$—	$71,624	$—	$71,624

Total assets	$—	$1,299,353	$—	$1,299,353
Assets Measured on a Non-Recurring Basis:
The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a non-recurring basis at September 30, 2023 and June 30, 2023:
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

Those assets measured at fair value on a non-recurring basis are summarized below:

	September 30, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Collateral dependent loans:
Residential mortgage	$—	$—	$449	$449
Multi-family mortgage	—	—	4,554	4,554
Nonresidential mortgage	—	—	9,167	9,167
Total	$—	$—	$14,170	$14,170

Other real estate owned, net:
Residential	$—	$—	$—	$—
Nonresidential	—	—	12,956	12,956
Total	$—	$—	$12,956	$12,956

	June 30, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Collateral dependent loans:
Residential mortgage	$—	$—	$449	$449
Multi-family mortgage	—	—	7,300	7,300
Nonresidential mortgage	—	—	9,972	9,972
Total	$—	$—	$17,721	$17,721

Other real estate owned, net:
Nonresidential	$—	$—	$12,956	$12,956
Total	$—	$—	$12,956	$12,956

The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value:

	September 30, 2023
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(Dollars in Thousands)
Collateral dependent loans:
Residential mortgage	$449	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	6.93%	6.93%
Multi-family mortgage	4,554	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	10% - 11%	10.20%
Nonresidential mortgage	9,167	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	10% - 22%	13.92%
Total	$14,170

Other real estate owned, net:
Nonresidential	12,956	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	4.00%	4.00%
Total	$12,956

	June 30, 2023
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(Dollars in Thousands)
Collateral dependent loans:
Residential mortgage	$449	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	6% - 9%	6.93%
Multi-family mortgage	7,300	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	6% - 9%	7.78%
Nonresidential mortgage	9,972	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	9% - 16%	11.78%
Total	$17,721

Other real estate owned, net:
Nonresidential	$12,956	Market valuation of underlying collateral	(3)	Adjustments to reflect current conditions/selling costs	(2)	4.00%	4.00%
Total	$12,956
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
At September 30, 2023, collateral dependent loans valued using Level 3 inputs comprised loans with principal balance totaling $15.9 million and valuation allowance of $1.7 million reflecting an aggregate fair value of $14.2 million. By comparison, at June 30, 2023, collateral dependent loans valued using Level 3 inputs comprised loans with principal balance totaling $21.0 million and valuation allowance of $3.3 million reflecting an aggregate fair value of $17.7 million.
Once a loan is foreclosed, the fair value of the other real estate owned continues to be evaluated based upon the fair value of the repossessed real estate originally securing the loan. At September 30, 2023 and June 30, 2023, the Company held other real estate owned totaling $13.0 million and $13.0, respectively, whose carrying value was written down utilizing Level 3 inputs.

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2023 and June 30, 2023:

	September 30, 2023
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$57,219	$57,219	$57,219	$—	$—
Investment securities available for sale	1,215,633	1,215,633	—	1,215,633	—
Investment securities held to maturity	143,730	123,028	—	123,028	—
Loans held-for-sale	3,934	3,821	—	3,821	—
Net loans receivable	5,689,177	5,153,943	—	—	5,153,943
FHLB Stock	81,509	—	—	—	—
Interest receivable	29,766	29,766	25	10,040	19,701
Interest rate contracts	80,291	80,291	—	80,291	—

Financial liabilities:
Deposits other than certificates of deposits	3,520,877	3,520,877	3,520,877	—	—
Certificates of deposits	1,913,291	1,892,588	—	—	1,892,588
Borrowings	1,626,933	1,616,222	—	—	1,616,222
Interest payable on deposits	8,197	8,197	2,394	—	5,803
Interest payable on borrowings	6,046	6,046	—	—	6,046
Interest rate contracts	—	—	—	—	—

	June 30, 2023
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$70,515	$70,515	$70,515	$—	$—
Investment securities available for sale	1,227,729	1,227,729	—	1,227,729	—
Investment securities held to maturity	146,465	131,169	—	131,169	—
Loans held-for-sale	9,591	9,442	—	9,442	—
Net loans receivable	5,780,687	5,261,808	—	—	5,261,808
FHLB Stock	71,734	—	—	—	—
Interest receivable	28,133	28,133	14	8,924	19,195
Interest rate contracts	71,624	71,624	—	71,624	—

Financial liabilities:
Deposits other than certificates of deposits	3,611,632	3,611,632	3,611,632	—	—
Certificates of deposits	2,017,551	1,989,434	—	—	1,989,434
Borrowings	1,506,812	1,498,920	—	—	1,498,920
Interest payable on deposits	6,826	6,826	1,933	—	4,893
Interest payable on borrowings	5,282	5,282	—	—	5,282
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

13.    COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss included in stockholders’ equity at September 30, 2023 and June 30, 2023 are as follows:

	September 30, 2023	June 30, 2023
	(In Thousands)
Net unrealized loss on securities available for sale	$(184,640)	$(156,138)
Tax effect	53,285	45,018
Net of tax amount	(131,355)	(111,120)

Fair value adjustments on derivatives	63,052	58,414
Tax effect	(18,285)	(16,940)
Net of tax amount	44,767	41,474

Benefit plan adjustments	158	268
Tax effect	(46)	(78)
Net of tax amount	112	190

Total accumulated other comprehensive loss	$(86,476)	$(69,456)
Other comprehensive loss and related tax effects for the three months ended September 30, 2023 and 2022 are presented in the following table:

	Three Months Ended September 30,
	2023	2022
	(In Thousands)
Net unrealized holding loss on securities available for sale	$(28,502)	$(49,365)

Fair value adjustments on derivatives	4,638	20,550

Benefit plans:
Accretion of net actuarial gain (1)	(15)	(6)
Net actuarial loss	(95)	(27)
Net change in benefit plan accrued expense	(110)	(33)

Other comprehensive loss before taxes	(23,974)	(28,848)
Tax effect	6,954	8,235
Total other comprehensive loss	$(17,020)	$(20,613)
___________________________________
(1)Represents amounts reclassified out of accumulated other comprehensive (loss) income and included in the computation of net periodic pension expense. See Note 10 - Benefit Plans for additional information.

14.    NET INCOME PER COMMON SHARE (“EPS”)
The following schedule shows the Company’s earnings per share calculations for the periods presented:

	Three Months Ended September 30,
	2023	2022
	(In Thousands, Except Per Share Data)
Net income	$9,842	$16,535

Weighted average number of common shares outstanding - basic	63,014	65,737
Effect of dilutive securities	47	19
Weighted average number of common shares outstanding - diluted	63,061	65,756

Basic earnings per share	$0.16	$0.25
Diluted earnings per share	$0.16	$0.25
Stock options for 2,963,530 and 2,965,000 shares of common stock were not considered in computing diluted earnings per share for the three months ended September 30, 2023 and 2022, respectively, because they were considered anti-dilutive. In addition, 643,690 RSUs were not considered in computing diluted earnings per share for the three months ended September 30, 2023, and 323,218 RSUs were not considered in computing diluted earnings per share for the three months ended September 30, 2022 because they were considered anti-dilutive.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q may include certain forward-looking statements based on current management expectations. Such forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may”, “will”, “believe”, “expect”, “estimate”, “anticipate”, “continue”, or similar terms or variations on those terms, or the negative of those terms. The actual results of the Company could differ materially from those management expectations. This includes statements regarding general economic conditions, the effects of the recent turmoil in the banking industry (including the failure of three financial institutions), legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities and failure to integrate or profitably operate acquired businesses. Additional potential factors include changes in interest rates, the rate of inflation, deposit flows, cost of funds, demand for loan products and financial services, competition and changes in the quality or composition of loan and investment portfolios of the Company. Other factors that could cause future results to vary from current management expectations include changes in accounting principles, policies or guidelines, a potential government shutdown and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023, under “Item 1A. Risk Factors.”
Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.
Critical Accounting Policies
Our accounting policies are integral to understanding the results reported. We consider accounting policies that require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. At September 30, 2023, there have been no material changes to our critical accounting policies as compared to the critical accounting policies disclosed in our most recent Annual Report on Form 10-K. Reference is made to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023.
Comparison of Financial Condition at September 30, 2023 and June 30, 2023
Executive Summary. Total assets decreased $89.9 million to $7.97 billion at September 30, 2023 from $8.06 billion at June 30, 2023. The decrease primarily reflected a decrease in net loans receivable.
Investment Securities. Investment securities available for sale decreased $12.1 million to $1.22 billion at September 30, 2023, from $1.23 billion at June 30, 2023. This decrease was largely the result of principal repayments of $24.3 million and a fair value decrease of $28.5 million, partially offset by purchases of $40.5 million.
Investment securities held to maturity decreased $2.7 million to $143.7 million at September 30, 2023 from $146.5 million at June 30, 2023. This decrease was largely the result of principal repayments of $2.7 million.
Additional information regarding our investment securities at September 30, 2023 and June 30, 2023 is presented in Note 4 to the unaudited consolidated financial statements.
Loans Held-for-Sale. Loans held-for-sale totaled $3.9 million at September 30, 2023 as compared to $9.6 million at June 30, 2023 and are reported separately from the balance of net loans receivable. During the three months ended September 30, 2023, we sold $26.2 million of residential mortgage loans, resulting in a gain on sale of $215,000.

Net Loans Receivable. Net loans receivable decreased $91.5 million, or 1.6%, to $5.69 billion at September 30, 2023 from $5.78 billion at June 30, 2023. Details regarding the change in the loan portfolio, by loan segment, are presented below:

	September 30, 2023	June 30, 2023	Increase/ (Decrease)
	(In Thousands)
Commercial loans:
Multi-family mortgage	$2,699,151	$2,761,775	$(62,624)
Nonresidential mortgage	946,801	968,574	(21,773)
Commercial business	149,229	146,861	2,368
Construction	230,703	226,609	4,094
Total commercial loans	4,025,884	4,103,819	(77,935)

One- to four-family residential mortgage	1,689,051	1,700,559	(11,508)

Consumer loans:
Home equity loans	42,896	43,549	(653)
Other consumer	2,644	2,549	95
Total consumer loans	45,540	46,098	(558)

Total loans	5,760,475	5,850,476	(90,001)

Unaccreted yield adjustments	(24,426)	(21,055)	(3,371)
Allowance for credit losses	(46,872)	(48,734)	1,862

Net loans receivable	$5,689,177	$5,780,687	$(91,510)
Commercial loan origination volume for the three months ended September 30, 2023 totaled $52.7 million, comprised of $1.7 million of commercial mortgage loan originations, $25.6 million of commercial business loan originations and construction loan disbursements of $25.4 million.
One- to four-family residential mortgage loan origination volume, excluding loans held-for-sale, totaled $24.3 million for the three months ended September 30, 2023. Home equity loan and line of credit origination volume for the same period totaled $4.0 million.
Loan-to-value (“LTV”) ratios are based on current period loan balances and original appraised values at the time of origination unless a current appraisal has been obtained as a result of the loan being deemed collateral dependent and individually analyzed. The following table sets forth the composition of our real estate secured loans indicating the LTV, by loan category, at September 30, 2023 and June 30, 2023:

	September 30, 2023		June 30, 2023
	Balance	LTV	Balance	LTV
	(Dollars in Thousands)
Commercial mortgage loans:
Multi-family mortgage	$2,699,151	64%	$2,761,775	64%
Nonresidential mortgage	946,801	54	968,574	54
Construction	230,703	58	226,609	58
Total commercial mortgage loans	3,876,655	61	3,956,958	61

One- to four-family residential mortgage	1,689,051	62	1,700,559	62

Consumer loans:
Home equity loans	42,896	49	43,549	49

Total mortgage loans	$5,608,602	61%	$5,701,066	61%
Additional information about our loan portfolio at September 30, 2023 and June 30, 2023 is presented in Note 5 to the unaudited consolidated financial statements.

Nonperforming Assets. Nonperforming assets decreased by $4.7 million to $50.9 million, or 0.64% of total assets, at September 30, 2023, from $55.6 million, or 0.69% of total assets, at June 30, 2023.
At September 30, 2023, nonperforming assets consisted of $37.9 million of nonperforming loans and $13.0 million of other real estate owned (“OREO”). At June 30, 2023, nonperforming assets consisted of $42.6 million of nonperforming loans and $13.0 million of OREO.
Additional information about our nonperforming loans and loan modifications at September 30, 2023 and June 30, 2023 is presented in Note 5 to the unaudited consolidated financial statements.
Allowance for Credit Losses (“ACL”). At September 30, 2023, the ACL totaled $46.9 million, or 0.81% of total loans, reflecting an decrease of $1.9 million from $48.7 million, or 0.83% of total loans, at June 30, 2023. The decrease during the three months ended September 30, 2023 was largely attributable to net charge-offs of $2.1 million, partially offset by a provision for credit losses of $245,000. All of the charge-offs recorded during the quarter ended September 30, 2023 had previously been individually reserved for within the ACL. The provision for credit losses for the quarter ended September 30, 2023 was largely driven by an increase in reserves on individually analyzed loans and a slower prepayment rate assumption, partially offset by a decrease in the balance of loans receivable.
Additional information about our ACL at September 30, 2023 and June 30, 2023 is presented in Note 6 to the unaudited consolidated financial statements.
Other Assets. The aggregate balance of other assets, including premises and equipment, FHLB stock, interest receivable, goodwill, core deposit intangibles, bank owned life insurance, deferred income taxes, OREO and other assets, increased $35.3 million to $865.2 million at September 30, 2023 from $829.8 million at June 30, 2023. The increase in the balance of these other assets during the three months ended September 30, 2023 reflected a $9.8 million increase in Federal Home Loan Bank of New York (“FHLB”) stock and increases in the market value of interest rate derivatives. The remaining change generally reflected normal operating fluctuations within these line items.
Deposits. Total deposits decreased $195.0 million, or 3.5%, to $5.43 billion at September 30, 2023 from $5.63 billion at June 30, 2023. Included in total deposits are brokered and listing service time deposits of $612.9 million at September 30, 2023 and $640.5 million at June 30, 2023. The following table sets forth the distribution of, and changes in, deposits, by type, for the periods indicated:

	September 30, 2023	June 30, 2023	Increase/ (Decrease)
	(In Thousands)
Non-interest-bearing deposits	$595,141	$609,999	$(14,858)

Interest-bearing deposits:
Interest-bearing demand	2,236,573	2,252,912	(16,339)
Savings	689,163	748,721	(59,558)
Certificates of deposit	1,913,291	2,017,551	(104,260)
Interest-bearing deposits	4,839,027	5,019,184	(180,157)
Total deposits	$5,434,168	$5,629,183	$(195,015)
Uninsured deposits totaled $1.73 billion as of September 30, 2023 compared to $1.77 billion as of June 30, 2023. Excluding collateralized deposits of state and local governments, and deposits of the Bank’s wholly-owned subsidiary and holding company, uninsured deposits totaled $683.3 million, or 12.6% of total deposits, at September 30, 2023 compared to $710.4 million, or 12.6% of total deposits, at June 30, 2023.
Additional information about our deposits at September 30, 2023 and June 30, 2023 is presented in Note 7 to the unaudited consolidated financial statements.
Borrowings. The balance of borrowings increased by $120.1 million to $1.63 billion at September 30, 2023 from $1.51 billion at June 30, 2023. The growth in borrowings was driven by an increase in advances from the FHLB and resulted from the decline in deposits, as discussed above.
At September 30, 2023, we maintained available secured borrowing capacity of $2.09 billion, of which $1.65 billion was immediately accessible via in-place collateral and $444.3 million represented the market value of unpledged securities.
Additional information about our borrowings at September 30, 2023 and June 30, 2023 is presented in Note 8 to the unaudited consolidated financial statements.

Other Liabilities. The balance of other liabilities, including advance payments by borrowers for taxes and other miscellaneous liabilities, increased $4.7 million to $64.2 million at September 30, 2023 from $59.5 million at June 30, 2023. The change in the balance of these other liabilities generally reflected normal operating fluctuations during the period.
Stockholders’ Equity. Stockholders’ equity decreased $19.8 million to $849.5 million at September 30, 2023 from $869.3 million at June 30, 2023. The decrease in stockholders’ equity during the three months ended September 30, 2023 largely reflected cash dividends of $7.0 million and share repurchases of $6.5 million. In addition, other comprehensive loss, net of income tax, decreased $17.0 million, which was driven by a decline in the fair value of our available for sale securities, partially offset by an increase in the fair value of our derivatives portfolio. These items were partially offset by net income of $9.8 million.
Book value per share decreased by $0.16 to $13.04 at September 30, 2023 while tangible book value per share decreased by $0.19 to $9.77 at September 30, 2023.
On August 1, 2022, we announced that the Board of Directors had authorized a new stock repurchase plan to repurchase up to 4,000,000 shares, and the completion of our previous stock repurchase plan, which authorized the repurchase of 7,602,021 shares. During the three months ended September 30, 2023, we repurchased 817,607 shares of common stock at a cost of $6.5 million, or $7.84 per share.
Comparison of Operating Results for the Quarter Ended September 30, 2023 and September 30, 2022
Net Income. Net income for the quarter ended September 30, 2023 was $9.8 million, or $0.16 per diluted share, compared to $16.5 million, or $0.25 per diluted share for the quarter ended September 30, 2022. The decrease in net income reflected a decrease in net interest income and a decrease in non-interest income, partially offset by a decrease in non-interest expense, a decrease to the provision for credit losses and a decrease in income tax expense.
Net Interest Income. Net interest income decreased by $9.4 million to $39.2 million for the quarter ended September 30, 2023 compared to $48.5 million for the quarter ended September 30, 2022. The decrease between the comparative periods resulted from an increase of $26.1 million in interest expense, partially offset by an increase of $16.7 million in interest income. Included in net interest income for the quarters ended September 30, 2023 and 2022, respectively, was purchase accounting accretion of $650,000 and $1.8 million, and loan prepayment penalty income of $267,000 and $441,000.
Net interest margin decreased 59 basis points to 2.10% for the quarter ended September 30, 2023, from 2.69% for the quarter ended September 30, 2022 and reflected increases in the cost and average balance of interest-bearing liabilities, partially offset by increases in the yield on and average balance of interest-earning assets. The increased cost of interest-bearing liabilities and yield on interest-earning assets is the result of higher market interest rates that were caused by an increase in the federal funds target rate from 0% - 0.25% in March 2022 to 5.25% - 5.50% in July 2023.

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

	Three Months Ended September 30,
	2023			2022
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$5,788,074	$62,769	4.34%	$5,553,996	$52,935	3.81%
Taxable investment securities (2)	1,516,393	16,265	4.29	1,516,974	10,439	2.75
Tax-exempt securities (2)	15,483	87	2.25	48,973	285	2.33
Other interest-earning assets (3)	130,829	2,047	6.26	88,038	761	3.46
Total interest-earning assets	7,450,779	81,168	4.36	7,207,981	64,420	3.57
Non-interest-earning assets	568,723			570,225
Total assets	$8,019,502			$7,778,206

Interest-bearing liabilities:
Interest-bearing demand	$2,245,831	14,468	2.58	$2,354,340	5,391	0.92
Savings	719,508	837	0.47	1,019,343	595	0.23
Certificates of deposit	1,968,512	12,262	2.49	2,014,922	4,883	0.97
Total interest-bearing deposits	4,933,851	27,567	2.23	5,388,605	10,869	0.81
Federal Home Loan Bank advances	1,386,473	12,284	3.54	642,399	4,301	2.68
Other borrowings	158,098	2,157	5.46	127,456	719	2.26
Borrowings	1,544,571	14,441	3.74	769,855	5,020	2.61
Total interest-bearing liabilities	6,478,422	42,008	2.59	6,158,460	15,889	1.03
Non-interest-bearing liabilities (4)	678,952			724,055
Total liabilities	7,157,374			6,882,515
Stockholders' equity	862,128			895,691
Total liabilities and stockholders' equity	$8,019,502			$7,778,206

Net interest income		$39,160			$48,531
Interest rate spread (5)			1.77%			2.54%
Net interest margin (6)			2.10%			2.69%
Ratio of interest-earning assets to interest-bearing liabilities	1.15			1.17
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
(4)Includes average balances of non-interest-bearing deposits of $612.3 million and $667.6 million for the quarter ended September 30, 2023 and 2022, respectively.
(5)Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(6)Net interest margin represents net interest income as a percentage of average interest-earning assets.

Provision for Credit Losses. The provision for credit losses decreased $425,000 to a provision for credit losses of $245,000 for the quarter ended September 30, 2023, compared to provision for credit losses of $670,000 for the quarter ended September 30, 2022. The provision for the quarter ended September 30, 2023 was largely driven by additional reserves provided for individually analyzed loans and a slower prepayment rate assumption, partially offset by a decrease in the balance of loans receivable. By comparison, the provision for credit losses for the quarter ended September 30, 2022 was largely attributable to loan growth in the quarter, partially offset by a reduction in the expected life of the loan portfolio.
Additional information regarding the ACL and the associated provisions recognized during the quarters ended September 30, 2023 and 2022 is presented in Note 6 to the unaudited consolidated financial statements as well as the Comparison of Financial Condition at September 30, 2023 and June 30, 2023.
Non-Interest Income. Total non-interest income decreased $1.9 million to $4.0 million for the quarter ended September 30, 2023.
Gain on sale of loans was $215,000 during the quarter ended September 30, 2023 compared to a gain on sale of loans of $395,000 during the comparative period. The decrease in loan sale gains largely reflected a decrease in the volume of loans sold between comparative periods largely attributable to increases in market interest rates.
Income from bank owned life insurance decreased $2.0 million to $1.7 million for the quarter ended September 30, 2023. The decrease is the result of $2.0 million of non-recurring payments from life insurance policies during the comparative period.
Other non-interest income increased $459,000 to $1.0 million for the quarter ended September 30, 2023. The increase in other non-interest income was primarily attributable to a $200,000 increase in income from investment services and a $110,000 increase in real estate owned operating income.
The remaining changes in the other components of non-interest income between comparative periods generally reflected normal operating fluctuations within those line items.
Non-Interest Expense. Total non-interest expense decreased $2.2 million to $29.8 million for the quarter ended September 30, 2023.
Salaries and employee benefits decreased $2.6 million to $17.8 million for quarter ended September 30, 2023. This decrease was primarily driven by lower salary expense resulting from an 8% decrease in employee headcount from September 30, 2022 to September 30, 2023, and a decrease in incentive payments tied to loan origination volume. The headcount reductions were mainly attributable to the workforce realignment completed in the quarter ended December 31, 2022.
Net occupancy expense of premises decreased $332,000 to $2.8 million for the quarter ended September 30, 2023. This decrease was primarily due to lower rent expense, depreciation expense and repairs and maintenance expense associated with two retail branch closures completed in the quarter ended June 30, 2023.
Advertising and marketing expense decreased $519,000 to $228,000 for the quarter ended September 30, 2023. This decrease largely reflected changes in advertising expense across a variety of advertising formats reflecting normal fluctuations in the timing of certain campaigns supporting our loan and deposit growth initiatives.
FDIC insurance premiums increased $618,000 to $1.5 million for the quarter ended September 30, 2023. The increase was largely attributable to an updated assessment rate from the FDIC.
Other non-interest expense increased $414,000 to $3.3 million for the quarter ended September 30, 2023. This increase was primarily attributable to a $562,000 increase in real estate owned expenses and a $213,000 increase in the provision for credit losses on unfunded commitments, partially offset by a decrease in loan and legal expenses.
The remaining changes in the other components of non-interest expense between comparative periods generally reflected normal operating fluctuations within those line items.
Provision for Income Taxes. Provision for income taxes decreased $1.9 million to $3.3 million for the quarter ended September 30, 2023 from $5.3 million for the quarter ended September 30, 2022.
The decrease in income tax expense reflected a lower level of pre-tax income as compared to the prior period.
Effective tax rates for the quarter ended September 30, 2023 and 2022 were 25.2% and 24.1%, respectively. The increase in the effective tax rate was primarily due to the discrete tax cost associated with the vesting of certain stock-based compensation awards.

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
At September 30, 2023, liquidity included $57.2 million of short-term cash and equivalents and $1.22 billion of investment securities available for sale. As of September 30, 2023, we had the capacity to borrow additional funds totaling $1.21 billion and $434.8 million from the FHLB of New York and FRB, respectively, without pledging additional collateral. We had the ability to pledge additional securities to borrow an additional $444.3 million at September 30, 2023. As of that same date, we also had access to unsecured overnight borrowings with other financial institutions totaling $990.0 million of which none was outstanding.
At September 30, 2023, we had outstanding commitments to originate and purchase loans totaling $12.4 million while such commitments totaled $23.3 million at June 30, 2023. As of those same dates, our pipeline of loans held for sale included $12.8 million and $11.7 million, respectively, of loans in process whose terms included interest rate locks to borrowers that were paired with a best-efforts commitment to sell the loan to a buyer at a fixed price and within a predetermined timeframe after the sale commitment is established.
Construction loans in process and unused lines of credit were $54.2 million and $159.4 million, respectively, at September 30, 2023 compared to $58.5 million and $169.5 million, respectively, at June 30, 2023. We are also subject to the contingent liabilities resulting from letters of credit whose outstanding balances totaled $115,000 and $115,000, at September 30, 2023 and June 30, 2023, respectively.
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
The following table sets forth the Bank’s capital position at September 30, 2023 and June 30, 2023, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At September 30, 2023
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$698,724	13.97%	$400,106	8.00%	$500,132	10.00%
Tier 1 capital (to risk-weighted assets)	660,252	13.20%	300,079	6.00%	400,106	8.00%
Common equity tier 1 capital (to risk-weighted assets)	660,252	13.20%	225,059	4.50%	325,086	6.50%
Tier 1 capital (to adjusted total assets)	660,252	8.29%	318,576	4.00%	398,220	5.00%

	At June 30, 2023
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$695,417	13.31%	$417,853	8.00%	$522,316	10.00%
Tier 1 capital (to risk-weighted assets)	659,783	12.63%	313,389	6.00%	417,853	8.00%
Common equity tier 1 capital (to risk-weighted assets)	659,783	12.63%	235,042	4.50%	339,505	6.50%
Tier 1 capital (to adjusted total assets)	659,783	8.15%	323,922	4.00%	404,902	5.00%

The following table sets forth the Company’s capital position at September 30, 2023 and June 30, 2023, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At September 30, 2023
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$767,333	15.34%	$400,281	8.00%
Tier 1 capital (to risk-weighted assets)	728,861	14.57%	300,211	6.00%
Common equity tier 1 capital (to risk-weighted assets)	728,861	14.57%	225,158	4.50%
Tier 1 capital (to adjusted total assets)	728,861	9.14%	318,839	4.00%

	At June 30, 2023
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$770,621	14.75%	$418,015	8.00%
Tier 1 capital (to risk-weighted assets)	734,987	14.07%	313,511	6.00%
Common equity tier 1 capital (to risk-weighted assets)	734,987	14.07%	235,133	4.50%
Tier 1 capital (to adjusted total assets)	734,987	9.07%	324,170	4.00%
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
Off-Balance Sheet Arrangements
In the normal course of our business of investing in loans and securities we are a party to financial instruments with off-balance-sheet risk. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to extend credit to meet the financing needs of our customers. We had no significant off-balance sheet commitments for capital expenditures as of September 30, 2023.
Recent Accounting Pronouncements
For a discussion of the expected impact of recently issued accounting pronouncements that we have adopted, please refer to Note 3 to the unaudited consolidated financial statements.

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
The following tables present the results of our internal EVE and NII analyses as of September 30, 2023 and June 30, 2023, respectively:

	September 30, 2023
			1 to 12 Months		13 to 24 Months
Change in Interest Rates	EVE	% Change in EVE	NII	% Change in NII	NII	% Change in NII
	(Dollars in Thousands)
+300 bps	$478,805	(34.75)%	$134,795	(11.68)%	$158,374	(9.47)%
+200 bps	542,655	(26.05)%	139,175	(8.81)%	159,939	(8.57)%
+100 bps	652,690	(11.05)%	146,610	(3.94)%	169,446	(3.14)%
0 bps	733,811	—	152,629	—	174,932	—
-100 bps	792,699	8.02%	157,861	3.43%	177,027	1.20%
-200 bps	816,827	11.31%	159,774	4.68%	173,319	(0.92)%
-300 bps	861,487	17.40%	159,192	4.30%	165,141	(5.60)%

	June 30, 2023
			1 to 12 Months		13 to 24 Months
Change in Interest Rates	EVE	% Change in EVE	NII	% Change in NII	NII	% Change in NII
	(Dollars in Thousands)
+300 bps	$507,998	(32.36)%	$154,552	(5.26)%	$168,366	(3.87)%
+200 bps	571,129	(23.95)%	156,274	(4.20)%	167,683	(4.26)%
+100 bps	673,314	(10.35)%	160,344	(1.71)%	173,170	(1.13)%
0 bps	751,040	—	163,132	—	175,143	—
-100 bps	799,675	6.48%	163,455	0.20%	173,319	(1.04)%
-200 bps	814,293	8.42%	161,284	(1.13)%	166,473	(4.95)%
-300 bps	849,208	13.07%	158,526	(2.82)%	156,507	(10.64)%

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
During the quarter ended September 30, 2023, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1.    Legal Proceedings
At September 30, 2023, neither the Company nor the Bank were involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.
ITEM 1A.    Risk Factors
There have been no material changes to the Risk Factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2023, previously filed with the Securities and Exchange Commission.
ITEM 2.    Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities:
The following table reports information regarding repurchases of the Company’s common stock during the quarter ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2023	468,521	$7.51	468,521	1,036,226
August 1-31, 2023	349,086	8.29	349,086	687,140
September 1-30, 2023	—	—	—	687,140
Total	817,607	$7.84	817,607	687,140
___________________________________
(1)On August 1, 2022, the Company announced the authorization of a new stock repurchase plan to repurchase up to 4,000,000 shares. This current plan has no expiration date.
ITEM 3.    Defaults Upon Senior Securities
Not applicable.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement”.

ITEM 6.    Exhibits
The following Exhibits are filed as part of this report:

3.1	Articles of Incorporation of Kearny Financial Corp. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-198602), originally filed on September 5, 2014)
3.2	Amended and Restated Bylaws of Kearny Financial Corp. (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on August 16, 2023 )
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
101
The following materials from the Company’s Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

KEARNY FINANCIAL CORP.

Date: November 7, 2023	By:	/s/ Craig L. Montanaro
Craig L. Montanaro
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2023	By:	/s/ Keith Suchodolski
Keith Suchodolski
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)