Form 10-Q
period 2023-12-31
Kearny Financial Corp.
filed 2024-02-08
CIK 1617242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: January 31, 2024.
$0.01 par value common stock — 64,436,995 shares outstanding

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In Thousands, Except Share and Per Share Data)

	December 31, 2023	June 30, 2023
	(Unaudited)
Assets
Cash and amounts due from depository institutions	$15,934	$21,795
Interest-bearing deposits in other banks	57,926	48,720
Cash and cash equivalents	73,860	70,515
Investment securities available for sale (amortized cost of $1,268,632 and $1,383,867, respectively)	1,144,175	1,227,729
Investment securities held to maturity (fair value of $127,877 and $131,169, respectively)	141,959	146,465
Loans held-for-sale	14,030	9,591
Loans receivable	5,745,629	5,829,421
Less: allowance for credit losses on loans	(44,867)	(48,734)
Net loans receivable	5,700,762	5,780,687
Premises and equipment	45,928	48,309
Federal Home Loan Bank (“FHLB”) of New York stock	83,372	71,734
Accrued interest receivable	30,258	28,133
Goodwill	210,895	210,895
Core deposit intangibles	2,189	2,457
Bank owned life insurance	256,064	292,825
Deferred income tax assets, net	46,116	51,973
Other real estate owned	11,982	12,956
Other assets	136,242	110,546
Total Assets	$7,897,832	$8,064,815

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest-bearing	$584,130	$609,999
Interest-bearing	4,735,500	5,019,184
Total deposits	5,319,630	5,629,183
Borrowings	1,667,055	1,506,812
Advance payments by borrowers for taxes	16,742	18,338
Other liabilities	46,427	41,198
Total Liabilities	7,049,854	7,195,531

Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 800,000,000 shares authorized; 64,445,270 shares and 65,864,075 shares issued and outstanding, respectively	645	659
Paid-in capital	493,297	503,332
Retained earnings	439,755	457,611
Unearned employee stock ownership plan shares; 2,257,850 shares and 2,358,198 shares, respectively	(21,889)	(22,862)
Accumulated other comprehensive loss	(63,830)	(69,456)
Total Stockholders' Equity	847,978	869,284
Total Liabilities and Stockholders' Equity	$7,897,832	$8,064,815
See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Interest Income
Loans	$63,384	$57,996	$126,153	$110,931
Taxable investment securities	16,756	13,221	33,021	23,660
Tax-exempt investment securities	84	219	171	504
Other interest-earning assets	2,401	1,005	4,448	1,766
Total Interest Income	82,625	72,441	163,793	136,861

Interest Expense
Deposits	30,340	18,822	57,907	29,691
Borrowings	16,446	8,836	30,887	13,856
Total Interest Expense	46,786	27,658	88,794	43,547
Net Interest Income	35,839	44,783	74,999	93,314
Provision for credit losses	2,105	1,671	2,350	2,341
Net Interest Income after Provision for Credit Losses	33,734	43,112	72,649	90,973

Non-Interest Income
Fees and service charges	624	734	1,372	1,497
Loss on sale and call of securities	(18,135)	(15,227)	(18,135)	(15,227)
Gain on sale of loans	104	134	319	529
Loss on write down of other real estate owned	(974)	—	(974)	—
Income from bank owned life insurance	1,162	1,761	2,827	5,459
Electronic banking fees and charges	396	397	763	903
Other income	811	3,723	1,826	4,278
Total Non-Interest Income	(16,012)	(8,478)	(12,002)	(2,561)

Non-Interest Expense
Salaries and employee benefits	17,282	19,921	35,043	40,269
Net occupancy expense of premises	2,674	2,987	5,432	6,077
Equipment and systems	3,814	3,867	7,615	7,529
Advertising and marketing	301	731	529	1,478
Federal deposit insurance premium	1,495	1,226	3,019	2,132
Directors' compensation	393	339	786	679
Other expense	3,808	3,579	7,117	6,474
Total Non-Interest Expense	29,767	32,650	59,541	64,638
(Loss) Income before Income Taxes	(12,045)	1,984	1,106	23,774
Income tax expense	1,782	33	5,091	5,288
Net (Loss) Income	$(13,827)	$1,951	$(3,985)	$18,486

Net (Loss) Income per Common Share (EPS)
Basic	$(0.22)	$0.03	$(0.06)	$0.28
Diluted	$(0.22)	$0.03	$(0.06)	$0.28
Weighted Average Number of Common Shares Outstanding
Basic	62,299	65,030	62,657	65,383
Diluted	62,299	65,038	62,657	65,393
See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands, Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Net (Loss) Income	$(13,827)	$1,951	$(3,985)	$18,486
Other Comprehensive (Loss) Income, net of tax:
Net unrealized gain (loss) on securities available for sale	29,909	977	9,674	(34,202)
Net realized loss on sale and call of securities available for sale	12,876	10,811	12,876	10,811
Fair value adjustments on derivatives	(20,129)	(4,465)	(16,836)	10,125
Benefit plan adjustments	(10)	(4)	(88)	(28)
Total Other Comprehensive Income (Loss)	22,646	7,319	5,626	(13,294)
Total Comprehensive Income	$8,819	$9,270	$1,641	$5,192
See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Per Share Data, Unaudited)

	Common Stock		Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance - September 30, 2022	67,938	$680	$520,245	$454,710	$(24,321)	$(76,340)	$874,974
Net income	—	—	—	1,951	—	—	1,951
Other comprehensive income, net of income tax	—	—	—	—	—	7,319	7,319
ESOP shares committed to be released (50 shares)	—	—	16	—	487	—	503
Stock repurchases	(550)	(6)	(5,739)	—	—	—	(5,745)
Stock-based compensation expense	—	—	810	—	—	—	810
Cash dividends declared ($0.11 per common share)	—	—	—	(7,172)	—	—	(7,172)
Balance - December 31, 2022	67,388	$674	$515,332	$449,489	$(23,834)	$(69,021)	$872,640

	Common Stock		Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance - June 30, 2022	68,666	$687	$528,396	$445,451	$(24,807)	$(55,727)	$894,000
Net income	—	—	—	18,486	—	—	18,486
Other comprehensive loss, net of income tax	—	—	—	—	—	(13,294)	(13,294)
ESOP shares committed to be released (100 shares)	—	—	106	—	973	—	1,079
Stock repurchases	(1,310)	(14)	(14,424)	—	—	—	(14,438)
Issuance of stock under stock benefit plans	61	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	1,596	—	—	—	1,596
Cancellation of shares issued for restricted stock awards	(29)	—	(341)	—	—	—	(341)
Cash dividends declared ($0.22 per common share)	—	—	—	(14,448)	—	—	(14,448)
Balance - December 31, 2022	67,388	$674	$515,332	$449,489	$(23,834)	$(69,021)	$872,640

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
(In Thousands, Except Per Share Data, Unaudited)

	Common Stock		Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance - September 30, 2023	65,132	$652	$497,269	$460,464	$(22,375)	$(86,476)	$849,534
Net loss	—	—	—	(13,827)	—	—	(13,827)
Other comprehensive income, net of income tax	—	—	—	—	—	22,646	22,646
ESOP shares committed to be released (50 shares)	—	—	(95)	—	486	—	391
Stock repurchases	(687)	(7)	(4,766)	—	—	—	(4,773)
Stock-based compensation expense	—	—	889	—	—	—	889
Cash dividends declared ($0.11 per common share)	—	—	—	(6,882)	—	—	(6,882)
Balance - December 31, 2023	64,445	$645	$493,297	$439,755	$(21,889)	$(63,830)	$847,978

	Common Stock		Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance - June 30, 2023	65,864	$659	$503,332	$457,611	$(22,862)	$(69,456)	$869,284
Net loss	—	—	—	(3,985)	—	—	(3,985)
Other comprehensive income, net of income tax	—	—	—	—	—	5,626	5,626
ESOP shares committed to be released (100 shares)	—	—	(202)	—	973	—	771
Stock repurchases	(1,505)	(15)	(11,225)	—	—	—	(11,240)
Issuance of stock under stock benefit plans	133	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	1,792	—	—	—	1,792
Cancellation of shares issued for restricted stock awards	(47)	—	(399)	—	—	—	(399)
Cash dividends declared ($0.22 per common share)	—	—	—	(13,871)	—	—	(13,871)
Balance - December 31, 2023	64,445	$645	$493,297	$439,755	$(21,889)	$(63,830)	$847,978
See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Unaudited)

	Six Months Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(3,985)	$18,486
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	2,426	2,931
Net accretion of yield adjustments	(1,299)	(3,352)
Deferred income taxes	3,638	3,536
Amortization of intangible assets	268	288
Accretion of benefit plans’ unrecognized net gain	(124)	(39)
Provision for credit losses	2,350	2,341
Loss on write-down of other real estate owned	974	—
Loans originated for sale	(32,812)	(56,456)
Proceeds from sale of mortgage loans held-for-sale	39,446	75,492
Gain on sale of mortgage loans held-for-sale, net	(319)	(474)
Realized loss on sale/call of investment securities available for sale	18,135	15,227
Realized gain on sale of loans receivable	—	(55)
Realized gain on disposition of premises and equipment	(11)	(2,886)
Increase in cash surrender value of bank owned life insurance	(2,827)	(5,459)
ESOP and stock-based compensation expense	2,563	2,675
Increase in interest receivable	(2,125)	(6,902)
Increase in other assets	(8,745)	(5,511)
(Decrease) increase in interest payable	(296)	6,268
Increase (decrease) in other liabilities	1,889	(10,053)
Net Cash Provided by Operating Activities	19,146	36,057

Cash Flows from Investing Activities:
Purchases of:
Investment securities available for sale	(64,000)	(166,483)
Investment securities held to maturity	(300)	(40,398)
Proceeds from:
Repayments/calls/maturities of investment securities available for sale	57,430	70,793
Repayments/calls/maturities of investment securities held to maturity	4,740	4,855
Sales of investment securities available for sale	104,083	105,199
Purchase of loans	(49,652)	(656)
Net decrease (increase) in loans receivable	125,769	(583,893)
Proceeds from sale of loans receivable	—	706
Purchase of interest rate contracts	(887)	(758)
Deletions (additions) to premises and equipment	(34)	(668)
Proceeds from death benefit of bank owned life insurance	277	4,963
Purchase of bank owned life insurance	(5,000)	—
Proceeds from cash settlement of premises and equipment	—	3,480
Purchase of FHLB stock	(35,388)	(64,638)
Redemption of FHLB stock	23,750	42,760
Net Cash Provided by (Used in) Investing Activities	160,788	(624,738)
See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands, Unaudited)

	Six Months Ended December 31,
	2023	2022

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(309,532)	109,294
Repayment of term FHLB advances	(3,375,000)	(2,865,000)
Proceeds from term FHLB advances	3,525,000	3,470,000
Net increase (decrease) in other short-term borrowings	10,000	(123,000)
Net (decrease) increase in advance payments by borrowers for taxes	(1,596)	561
Repurchase and cancellation of common stock of Kearny Financial Corp.	(11,240)	(14,438)
Cancellation of shares repurchased on vesting to pay taxes	(399)	(341)
Dividends paid	(13,822)	(14,350)
Net Cash (Used in) Provided by Financing Activities	(176,589)	562,726
Net Increase (Decrease) in Cash and Cash Equivalents	3,345	(25,955)
Cash and Cash Equivalents - Beginning	70,515	101,615
Cash and Cash Equivalents - Ending	$73,860	$75,660

Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Income taxes, net of refunds	$4,319	$8,318
Interest	$89,090	$37,279

Non-cash investing and financing activities:
Acquisition of other real estate owned in settlement of loans	$—	$13,232
Transfers from loans receivable to loans held-for-sale	$10,754	$2,628
Unsettled surrender of bank owned life insurance policies	$44,311	$—
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
Basis of Presentation
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include the information or footnotes necessary for a complete presentation of financial condition, income, comprehensive income, changes in stockholders’ equity and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the unaudited consolidated financial statements have been included. The results of operations for the six months ended December 31, 2023 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.
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
2.    SUBSEQUENT EVENTS
The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of December 31, 2023, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date this document was filed.
On January 25, 2024, the Company declared a quarterly cash dividend of $0.11 per share, payable on February 21, 2024 to stockholders of record as of February 7, 2024.
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
4.    SECURITIES
The following tables present the amortized cost, gross unrealized gains and losses and estimated fair values for available for sale securities and the amortized cost, gross unrecognized gains and losses and estimated fair values for held to maturity securities as of the dates indicated:

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Available for sale:
Debt securities:
Asset-backed securities	$91,921	$112	$1,373	$—	$90,660
Collateralized loan obligations	425,155	1,109	2,131	—	424,133
Corporate bonds	150,930	—	18,658	—	132,272
Total debt securities	668,006	1,221	22,162	—	647,065

Mortgage-backed securities:
Residential pass-through securities (1)	442,608	18	83,115	—	359,511
Commercial pass-through securities (1)	158,018	—	20,419	—	137,599
Total mortgage-backed securities	600,626	18	103,534	—	497,110

Total securities available for sale	$1,268,632	$1,239	$125,696	$—	$1,144,175
___________________________
(1)Government-sponsored enterprises.

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Available for sale:
Debt securities:
Asset-backed securities	$138,281	$4	$2,115	$—	$136,170
Collateralized loan obligations	381,915	268	5,187	—	376,996
Corporate bonds	159,666	—	24,648	—	135,018
Total debt securities	679,862	272	31,950	—	648,184

Mortgage-backed securities:
Residential pass-through securities (1)	539,506	2	103,357	—	436,151
Commercial pass-through securities (1)	164,499	—	21,105	—	143,394
Total mortgage-backed securities	704,005	2	124,462	—	579,545

Total securities available for sale	$1,383,867	$274	$156,412	$—	$1,227,729
___________________________
(1)Government-sponsored enterprises.

	December 31, 2023
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Held to maturity:
Debt securities:
Obligations of state and political subdivisions	$14,885	$1	$155	$—	$14,731
Total debt securities	14,885	1	155	—	14,731

Mortgage-backed securities:
Residential pass-through securities (1)	114,843	2	11,939	—	102,906
Commercial pass-through securities (1)	12,231	—	1,991	—	10,240
Total mortgage-backed securities	127,074	2	13,930	—	113,146

Total securities held to maturity	$141,959	$3	$14,085	$—	$127,877
___________________________
(1)Government-sponsored enterprises.

	June 30, 2023
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Held to maturity:
Debt securities:
Obligations of state and political subdivisions	$16,051	$—	$321	$—	$15,730
Total debt securities	16,051	—	321	—	15,730

Mortgage-backed securities:
Residential pass-through securities (1)	118,166	—	12,736	—	105,430
Commercial pass-through securities (1)	12,248	—	2,239	—	10,009
Total mortgage-backed securities	130,414	—	14,975	—	115,439

Total securities held to maturity	$146,465	$—	$15,296	$—	$131,169
___________________________
(1)Government-sponsored enterprises.

Excluding the balances of mortgage-backed securities, the following tables present the amortized cost and estimated fair values of debt securities available for sale and held to maturity, by contractual maturity, at December 31, 2023:

	December 31, 2023
	Amortized Cost	Fair Value
	(In Thousands)
Available for sale debt securities:
Due in one year or less	$—	$—
Due after one year through five years	31,865	30,781
Due after five years through ten years	375,781	360,118
Due after ten years	260,361	256,166
Total	$668,007	$647,065

	December 31, 2023
	Amortized Cost	Fair Value
	(In Thousands)
Held to maturity debt securities:
Due in one year or less	$5,608	$5,572
Due after one year through five years	8,668	8,562
Due after five years through ten years	609	597
Due after ten years	—	—
Total	$14,885	$14,731

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
	(In Thousands)
Available for sale securities sold:
Proceeds from sales of securities	$104,083	$105,199	$104,083	$105,199

Gross realized losses	$(18,135)	$(15,227)	$(18,135)	$(15,227)
Net loss on sales of securities	$(18,135)	$(15,227)	$(18,135)	$(15,227)

The carrying value of securities pledged were as follows as of the dates presented below:

	December 31, 2023	June 30, 2023
	(In Thousands)
Securities pledged:
Pledged to secure public funds on deposit	$196,002	$201,239
Pledged for potential borrowings at the Federal Reserve Bank of New York	529,378	529,216
Total carrying value of securities pledged	$725,380	$730,455

The following tables present the gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that securities have been in a continuous unrealized loss position within the available for sale portfolio at December 31, 2023 and June 30, 2023:

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale:
Asset-backed securities	$19,393	$316	$56,879	$1,057	10	$76,272	$1,373
Collateralized loan obligations	43,863	137	269,329	1,994	24	313,192	2,131
Corporate bonds	6,858	7	125,414	18,651	28	132,272	18,658
Commercial pass-through securities	63,475	1,316	74,124	19,103	9	137,599	20,419
Residential pass-through securities	650	2	358,159	83,113	100	358,809	83,115
Total	$134,239	$1,778	$883,905	$123,918	171	$1,018,144	$125,696

	June 30, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale:
Asset-backed securities	$33,833	$129	$98,828	$1,986	14	$132,661	$2,115
Collateralized loan obligations	46,903	135	294,813	5,052	26	341,716	5,187
Corporate bonds	25,511	1,354	109,507	23,294	31	135,018	24,648
Commercial pass-through securities	63,531	1,380	79,863	19,725	12	143,394	21,105
Residential pass-through securities	10,520	702	425,170	102,655	108	435,690	103,357
Total	$180,298	$3,700	$1,008,181	$152,712	191	$1,188,479	$156,412

The following table presents the gross unrecognized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that securities have been in a continuous unrecognized loss position within the held to maturity portfolio at December 31, 2023 and June 30, 2023:

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Number of Securities	Fair Value	Unrecognized Losses
	(Dollars in Thousands)
Securities Held to Maturity:
Obligations of state and political subdivisions	$4,120	$23	$9,847	$132	27	$13,967	$155
Commercial pass-through securities	—	—	10,240	1,991	1	10,240	1,991
Residential pass-through securities	—	—	65,826	11,939	8	65,826	11,939
Total	$4,120	$23	$85,913	$14,062	36	$90,033	$14,085

	June 30, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Number of Securities	Fair Value	Unrecognized Losses
	(Dollars in Thousands)
Securities Held to Maturity:
Obligations of state and political subdivisions	$13,642	$268	$2,088	$53	32	$15,730	$321
Commercial pass-through securities	—	—	10,009	2,239	1	10,009	2,239
Residential pass-through securities	38,135	319	67,295	12,417	9	105,430	12,736
Total	$51,777	$587	$79,392	$14,709	42	$131,169	$15,296
Available for sale securities are evaluated to determine if a decline in fair value below the amortized cost basis has resulted from a credit loss or from other factors. An impairment related to credit factors would be recorded through an allowance for credit losses. The allowance is limited to the amount by which the security’s amortized cost basis exceeds the fair value. An impairment that has not been recorded through an allowance for credit losses shall be recorded through other comprehensive income, net of applicable taxes. Investment securities will be written down to fair value through the Consolidated Statement of Income (Loss) if management intends to sell, or may be required to sell, the securities before they recover in value. The issuers of these securities continue to make timely principal and interest payments and none of these securities were past due or were placed in nonaccrual status at December 31, 2023. Management believes that the unrealized losses on these securities are a function of changes in market interest rates and credit spreads, not changes in credit quality. No allowance for credit losses was recorded at December 31, 2023 on available for sale securities.
The sale of available for sale securities during the three months ended December 31, 2023 was part of an investment security repositioning. The sale proceeds were utilized for reinvestment into higher yielding loans and investment securities, and for repayment of higher-cost wholesale borrowings. The Company was not required to sell these securities.
At December 31, 2023, the held to maturity securities portfolio consists of agency mortgage-backed securities and obligations of state and political subdivisions. The mortgage-backed securities are issued by U.S. government agencies and are implicitly guaranteed by the U.S. government. The obligations of state and political subdivisions in the portfolio are highly rated by major rating agencies and have a long history of no credit losses. The Company regularly monitors the obligations of state and political subdivisions sector of the market and reviews collectability including such factors as the financial condition of the issuers as well as credit ratings in effect as of the reporting period. No allowance for credit losses was recorded at December 31, 2023 on held to maturity securities.

5.    LOANS RECEIVABLE
The following table sets forth the composition of the Company’s loan portfolio at December 31, 2023 and June 30, 2023:

	December 31, 2023	June 30, 2023
	(In Thousands)
Commercial loans:
Multi-family mortgage	$2,651,274	$2,761,775
Nonresidential mortgage	947,287	968,574
Commercial business	144,134	146,861
Construction	221,933	226,609
Total commercial loans	3,964,628	4,103,819

One- to four-family residential mortgage	1,746,065	1,700,559

Consumer loans:
Home equity loans	43,517	43,549
Other consumer	2,728	2,549
Total consumer loans	46,245	46,098

Total loans	5,756,938	5,850,476

Unaccreted yield adjustments (1)	(11,309)	(21,055)

Total loans receivable, net of yield adjustments	$5,745,629	$5,829,421
___________________________
(1)At December 31, 2023 and June 30, 2023, included a fair value adjustment to the carrying amount of hedged one- to four-family residential mortgage loans.
Past Due Loans
Past due status is based on the contractual payment terms of the loans. The following tables present the payment status of past due loans as of December 31, 2023 and June 30, 2023, by loan segment:

	Payment Status December 31, 2023
	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(In Thousands)
Multi-family mortgage	$9,357	$—	$10,625	$19,982	$2,631,292	$2,651,274
Nonresidential mortgage	488	—	4,023	4,511	942,776	947,287
Commercial business	4,133	893	646	5,672	138,462	144,134
Construction	—	—	—	—	221,933	221,933
One- to four-family residential mortgage	2,554	1,331	4,022	7,907	1,738,158	1,746,065
Home equity loans	96	99	22	217	43,300	43,517
Other consumer	—	—	—	—	2,728	2,728
Total loans	$16,628	$2,323	$19,338	$38,289	$5,718,649	$5,756,938

	Payment Status June 30, 2023
	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(In Thousands)
Multi-family mortgage	$2,958	$—	$10,756	$13,714	$2,748,061	$2,761,775
Nonresidential mortgage	792	—	8,233	9,025	959,549	968,574
Commercial business	528	16	236	780	146,081	146,861
Construction	—	—	—	—	226,609	226,609
One- to four-family residential mortgage	2,019	1,202	3,731	6,952	1,693,607	1,700,559
Home equity loans	25	—	50	75	43,474	43,549
Other consumer	—	—	—	—	2,549	2,549
Total loans	$6,322	$1,218	$23,006	$30,546	$5,819,930	$5,850,476

Nonperforming Loans
Loans are generally placed on nonaccrual status when contractual payments become 90 or more days past due or when the Company does not expect to receive all principal and interest payments owed substantially in accordance with the terms of the loan agreement, regardless of past due status. Loans that become 90 days past due, but are well secured and in the process of collection, may remain on accrual status. Nonaccrual loans are generally returned to accrual status when all payments due are brought current and the Company expects to receive all remaining principal and interest payments owed substantially in accordance with the terms of the loan agreement. Payments received in cash on nonaccrual loans, including both the principal and interest portions of those payments, are generally applied to reduce the carrying value of the loan. The Company did not recognize interest income on non-accrual loans during the six months ended December 31, 2023 and 2022.
The following tables present information relating to the Company’s nonperforming loans as of December 31, 2023 and June 30, 2023:

	Performance Status December 31, 2023
	90 Days and Over Past Due Accruing	Nonaccrual Loans with Allowance for Credit Losses	Nonaccrual Loans with no Allowance for Credit Losses	Total Nonperforming	Performing	Total
	(In Thousands)
Multi-family mortgage	$—	$1,939	$14,049	$15,988	$2,635,286	$2,651,274
Nonresidential mortgage	—	—	4,335	4,335	942,952	947,287
Commercial business	—	814	1	815	143,319	144,134
Construction	—	—	—	—	221,933	221,933
One- to four-family residential mortgage	—	385	6,519	6,904	1,739,161	1,746,065
Home equity loans	—	—	47	47	43,470	43,517
Other consumer	—	—	—	—	2,728	2,728
Total loans	$—	$3,138	$24,951	$28,089	$5,728,849	$5,756,938

	Performance Status June 30, 2023
	90 Days and Over Past Due Accruing	Nonaccrual Loans with Allowance for Credit Losses	Nonaccrual Loans with no Allowance for Credit Losses	Total Nonperforming	Performing	Total
	(In Thousands)
Multi-family mortgage	$—	$5,686	$13,428	$19,114	$2,742,661	$2,761,775
Nonresidential mortgage	—	11,815	4,725	16,540	952,034	968,574
Commercial business	—	71	181	252	146,609	146,861
Construction	—	—	—	—	226,609	226,609
One- to four-family residential mortgage	—	1,640	5,031	6,671	1,693,888	1,700,559
Home equity loans	—	—	50	50	43,499	43,549
Other consumer	—	—	—	—	2,549	2,549
Total loans	$—	$19,212	$23,415	$42,627	$5,807,849	$5,850,476
Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Effective July 1, 2023, the Company adopted ASU 2022-02, which eliminated the accounting for TDRs while expanding loan modification and vintage disclosure requirements. See Note 3 to the consolidated financial statements for further information.

The following tables presents the amortized cost basis at December 31, 2023 of loan modifications made to borrowers experiencing financial difficulty that were restructured during the three and six months ended December 31, 2023 by type of modification:

	Three Months Ended December 31, 2023
	Payment Delay	Term Extension	Total	Percent of Total Class
	(Dollars In Thousands)
Multi-family mortgage	$2,774	$—	$2,774	0.10%
One- to four-family residential mortgage	—	45	45	0.00%
Home equity loans	—	25	25	0.06%
Total	$2,774	$70	$2,844	0.06%

	Six Months Ended December 31, 2023
	Payment Delay	Term Extension	Total	Percent of Total Class
	(Dollars In Thousands)
Multi-family mortgage	$2,774	$—	$2,774	0.10%
Commercial business	45	—	45	0.03%
One- to four-family residential mortgage	489	45	534	0.03%
Home equity loans	—	25	25	0.06%
Total	$3,308	$70	$3,378	0.07%

No modifications involved forgiveness of principal or interest rate reductions. There were no commitments to lend additional funds to borrowers experiencing financial difficulty whose terms have been restructured at December 31, 2023.
All loans to borrowers experiencing financial difficulty that have been modified during the three months ended December 31, 2023 were current to their contractual payments as of December 31, 2023. During the six months ended December 31, 2023 (since adoption of ASU 2022-02), one residential mortgage loan with a carrying value of $490,000 was modified and subsequently defaulted on payment. For restructured loans, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due or classified into non-accrual status during the reporting period.
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

The following table presents total TDRs at June 30, 2023:

	June 30, 2023
	Accrual		Non-accrual		Total
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(Dollars In Thousands)
Commercial loans:
Multi-family mortgage	—	$—	2	$5,400	2	$5,400
Nonresidential mortgage	3	170	2	700	5	870
Commercial business	6	3,197	—	—	6	3,197
Construction	—	—	—	—	—	—
Total commercial loans	9	3,367	4	6,100	13	9,467

One- to four-family residential mortgage	39	6,752	4	774	43	7,526

Consumer loans:
Home equity loans	6	368	—	—	6	368
Total	54	$10,487	8	$6,874	62	$17,361
As of December 31, 2023, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured in a TDR.
The following table presents information regarding TDRs that occurred during the three and six months ended December 31, 2022:

	Three Months Ended December 31, 2022
	# of Loans	Pre- modification Recorded Investment	Post- modification Recorded Investment
	(Dollars In Thousands)
Commercial business	1	$7	$7
One- to four-family residential mortgage	1	273	270
Total	2	$280	$277

	Six Months Ended December 31, 2022
	# of Loans	Pre- modification Recorded Investment	Post- modification Recorded Investment
	(Dollars In Thousands)
Commercial business	1	$7	$7
One- to four-family residential mortgage	2	708	705
Home equity loans	1	35	35
Total	4	$750	$747
During the three and six months ended December 31, 2022, there were charge-offs of $5,000 and $15,000, respectively, related to TDRs. During the three and six months ended December 31, 2022, there were two TDR defaults totaling $170,000.
Loan modifications generally involve a reduction in interest rates and/or extension of maturity dates and also may include step up interest rates in their modified terms which will impact their weighted average yield in the future. The loans which qualified as TDRs during the three and six months ended December 31, 2022, capitalized prior past due amounts and modified the repayment terms.

Individually Analyzed Loans
Individually analyzed loans include loans which do not share similar risk characteristics with other loans. Loans previously modified as TDRs and loan modifications made to borrowers experiencing financial difficulty will generally be evaluated for individual impairment, however, after a period of sustained repayment performance which permits the credit to be returned to accrual status, the loans would generally be removed from individual impairment analysis and returned to its corresponding pool. As of December 31, 2023, the carrying value of individually analyzed loans, including loans acquired with deteriorated credit quality that were individually analyzed, totaled $28.1 million, of which $19.9 million were considered collateral dependent.
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
The following table presents the carrying value and related allowance of collateral dependent individually analyzed loans at the dates indicated:

	December 31, 2023		June 30, 2023
	Carrying Value	Related Allowance	Carrying Value	Related Allowance
	(In Thousands)
Commercial loans:
Multi-family mortgage	$13,213	$35	$19,114	$326
Nonresidential mortgage (1)	4,022	—	16,207	3,001
Total commercial loans	17,235	35	35,321	3,327

One- to four-family residential mortgage (2)	2,635	—	2,875	—

Consumer loans:
Home equity loans (2)	20	—	—	—

Total	$19,890	$35	$38,196	$3,327
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
Loss – Loans which are considered uncollectible or of so little value that their continuance as assets is not warranted.

The following table presents the risk category of loans and current period gross charge-offs as of December 31, 2023 by loan segment and vintage year:

	Term Loans by Origination Year for Fiscal Years ended June 30,
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
	(In Thousands)
Multi-family mortgage:
Pass	$—	$600,028	$955,665	$218,580	$202,206	$627,429	$—	$2,603,908
Special Mention	—	—	—	—	—	6,562	—	6,562
Substandard	—	—	—	9,681	—	31,123	—	40,804
Doubtful	—	—	—	—	—	—	—	—
Total multi-family mortgage	—	600,028	955,665	228,261	202,206	665,114	—	2,651,274
Multi-family current period gross charge-offs						354		354
Nonresidential mortgage:
Pass	23,888	107,076	207,213	90,901	51,173	439,953	100	920,304
Special Mention	—	—	—	—	—	11,271	—	11,271
Substandard	—	—	—	876	—	14,836	—	15,712
Doubtful	—	—	—	—	—	—	—	—
Total nonresidential mortgage	23,888	107,076	207,213	91,777	51,173	466,060	100	947,287
Nonresidential current period gross charge-offs						5,722		5,722
Commercial business:
Pass	4,323	9,548	26,708	20,230	6,832	8,748	58,601	134,990
Special Mention	—	—	1,428	—	—	1,798	—	3,226
Substandard	—	—	—	3,563	182	1,971	202	5,918
Doubtful	—	—	—	—	—	—	—	—
Total commercial business	4,323	9,548	28,136	23,793	7,014	12,517	58,803	144,134
Commercial current period gross charge-offs					336	11		347
Construction loans:
Pass	7,768	39,693	41,296	115,593	7,995	3,853	5,735	221,933
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total construction loans	7,768	39,693	41,296	115,593	7,995	3,853	5,735	221,933
Residential mortgage:
Pass	115,046	189,082	443,771	473,953	78,719	434,754	—	1,735,325
Special Mention	—	—	—	—	—	1,822	—	1,822
Substandard	—	—	532	—	—	8,386	—	8,918
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage	115,046	189,082	444,303	473,953	78,719	444,962	—	1,746,065
Residential current period gross charge-offs						37		37
Home equity loans:
Pass	907	6,226	2,369	389	1,119	8,645	23,502	43,157
Special Mention	—	—	—	—	—	—	99	99
Substandard	—	—	—	—	—	261	—	261
Doubtful	—	—	—	—	—	—	—	—
Total home equity loans	907	6,226	2,369	389	1,119	8,906	23,601	43,517
Other consumer loans
Pass	458	236	228	112	486	1,085	40	2,645
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	1	1
Doubtful	—	—	—	—	—	—	82	82
Other consumer loans	458	236	228	112	486	1,085	123	2,728
Total loans	$152,390	$951,889	$1,679,210	$933,878	$348,712	$1,602,497	$88,362	$5,756,938
Total current period gross charge-offs	$—	$—	$—	$—	$336	$6,124	$—	$6,460

The following table presents the risk category of loans as of June 30, 2023 by loan segment and vintage year:

	Term Loans by Origination Year for Fiscal Years ended June 30,
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
	(In Thousands)
Multi-family mortgage:
Pass	$603,260	$954,554	$213,482	$198,969	$226,929	$510,485	$—	$2,707,679
Special Mention	—	—	—	—	6,006	6,647	—	12,653
Substandard	—	—	9,809	—	9,432	22,202	—	41,443
Doubtful	—	—	—	—	—	—	—	—
Total multi-family mortgage	603,260	954,554	223,291	198,969	242,367	539,334	—	2,761,775
Nonresidential mortgage:
Pass	109,725	220,443	83,032	51,933	59,197	414,742	6,000	945,072
Special Mention	—	—	—	—	—	378	—	378
Substandard	—	—	708	—	919	21,497	—	23,124
Doubtful	—	—	—	—	—	—	—	—
Total nonresidential mortgage	109,725	220,443	83,740	51,933	60,116	436,617	6,000	968,574
Commercial business:
Pass	10,364	28,644	25,304	7,875	1,731	8,776	59,031	141,725
Special Mention	—	—	—	47	176	2,456	371	3,050
Substandard	—	—	—	395	60	1,385	246	2,086
Doubtful	—	—	—	—	—	—	—	—
Total commercial business	10,364	28,644	25,304	8,317	1,967	12,617	59,648	146,861
Construction loans:
Pass	25,070	36,389	143,086	12,275	2,961	1,093	5,735	226,609
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total construction loans	25,070	36,389	143,086	12,275	2,961	1,093	5,735	226,609
Residential mortgage:
Pass	195,521	454,504	491,460	80,431	45,741	422,472	—	1,690,129
Special Mention	—	—	—	—	1,168	425	—	1,593
Substandard	—	542	—	—	80	8,215	—	8,837
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage	195,521	455,046	491,460	80,431	46,989	431,112	—	1,700,559
Home equity loans:
Pass	7,682	2,567	607	1,264	2,478	7,280	21,384	43,262
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	287	—	287
Doubtful	—	—	—	—	—	—	—	—
Total home equity loans	7,682	2,567	607	1,264	2,478	7,567	21,384	43,549
Other consumer loans
Pass	367	247	110	494	302	912	42	2,474
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	75	75
Other consumer loans	367	247	110	494	302	912	117	2,549
Total loans	$951,989	$1,697,890	$967,598	$353,683	$357,180	$1,429,252	$92,884	$5,850,476

Mortgage Loans in Foreclosure
The Company may obtain physical possession of one- to four-family real estate collateralizing a residential mortgage loan or nonresidential real estate collateralizing a nonresidential mortgage loan via foreclosure or through an in-substance repossession. As of December 31, 2023, the Company held one nonresidential property with a carrying value of $12.0 million in other real estate owned that was acquired through foreclosure on a nonresidential mortgage loan. As of that same date, the Company held four commercial mortgage loans with aggregate carrying values totaling $8.1 million which were in the process of foreclosure. As of June 30, 2023, the Company held one nonresidential property with a carrying value of $13.0 million in other real estate owned that was acquired through foreclosure on a nonresidential mortgage loan. As of that same date, the Company held three residential mortgage loans with aggregate carrying values totaling $950,000 and six commercial mortgage loans with aggregate carrying values totaling $9.2 million which were in the process of foreclosure.
6.    ALLOWANCE FOR CREDIT LOSSES
Allowance for Credit Losses on Loans Receivable
The following tables present the balance of the allowance for credit losses at December 31, 2023 and June 30, 2023. The balance of the allowance for credit losses is based on an expected loss methodology, referred to as the “CECL” methodology. The tables identify the valuation allowances attributable to specifically identified impairments on individually analyzed loans, including those acquired with deteriorated credit quality, as well as valuation allowances for impairments on loans collectively evaluated. The tables include the underlying balance of loans receivable applicable to each category as of those dates.

	Allowance for Credit Losses December 31, 2023
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total allowance for credit losses
	(In Thousands)
Multi-family mortgage	$—	$—	$35	$24,427	$24,462
Nonresidential mortgage	—	38	—	5,850	5,888
Commercial business	—	42	106	1,145	1,293
Construction	—	—	—	1,171	1,171
One- to four-family residential mortgage	—	85	13	11,555	11,653
Home equity loans	—	—	—	330	330
Other consumer	—	—	—	70	70
Total loans	$—	$165	$154	$44,548	$44,867

	Balance of Loans Receivable December 31, 2023
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total loans
	(In Thousands)
Multi-family mortgage	$—	$—	$15,988	$2,635,286	$2,651,274
Nonresidential mortgage	313	2,269	4,022	940,683	947,287
Commercial business	—	4,774	815	138,545	144,134
Construction	—	5,735	—	216,198	221,933
One- to four-family residential mortgage	1,452	3,432	5,452	1,735,729	1,746,065
Home equity loans	25	—	22	43,470	43,517
Other consumer	—	—	—	2,728	2,728
Total loans	$1,790	$16,210	$26,299	$5,712,639	$5,756,938
Unaccreted yield adjustments					(11,309)
Loans receivable, net of yield adjustments					$5,745,629

	Allowance for Credit Losses June 30, 2023
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total allowance for credit losses
	(In Thousands)
Multi-family mortgage	$—	$—	$326	$26,036	$26,362
Nonresidential mortgage	—	70	3,001	5,882	8,953
Commercial business	—	9	20	1,411	1,440
Construction	—	—	—	1,336	1,336
One- to four-family residential mortgage	3	132	70	10,032	10,237
Home equity loans	—	—	—	338	338
Other consumer	—	—	—	68	68
Total loans	$3	$211	$3,417	$45,103	$48,734

	Balance of Loans Receivable June 30, 2023
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total loans
	(In Thousands)
Multi-family mortgage	$—	$—	$19,114	$2,742,661	$2,761,775
Nonresidential mortgage	333	3,562	16,207	948,472	968,574
Commercial business	—	4,237	252	142,372	146,861
Construction	—	5,735	—	220,874	226,609
One- to four-family residential mortgage	570	4,433	6,101	1,689,455	1,700,559
Home equity loans	25	—	25	43,499	43,549
Other consumer	—	—	—	2,549	2,549
Total loans	$928	$17,967	$41,699	$5,789,882	$5,850,476
Unaccreted yield adjustments					(21,055)
Loans receivable, net of yield adjustments					$5,829,421
The following tables present the activity in the allowance for credit losses on loans for the three and six months ended December 31, 2023 and 2022.

	Changes in the Allowance for Credit Losses Three Months Ended December 31, 2023
	Balance at September 30, 2023	Charge-offs	Recoveries	Provision for (reversal of) credit losses	Balance at December 31, 2023
	(In Thousands)
Multi-family mortgage	$25,590	$(354)	$—	$(774)	$24,462
Nonresidential mortgage	7,437	(3,689)	11	2,129	5,888
Commercial business	1,413	(158)	4	34	1,293
Construction	1,317	—	—	(146)	1,171
One- to four-family residential mortgage	10,703	(37)	113	874	11,653
Home equity loans	342	—	—	(12)	330
Other consumer	70	—	—	—	70
Total loans	$46,872	$(4,238)	$128	$2,105	$44,867

	Changes in the Allowance for Credit Losses Six Months Ended December 31, 2023
	Balance at June 30, 2023	Charge-offs	Recoveries	Provision for (reversal of) credit losses	Balance at December 31, 2023
	(In Thousands)
Multi-family mortgage	$26,362	$(354)	$—	$(1,546)	$24,462
Nonresidential mortgage	8,953	(5,722)	120	2,537	5,888
Commercial business	1,440	(347)	10	190	1,293
Construction	1,336	—	—	(165)	1,171
One- to four-family residential mortgage	10,237	(37)	113	1,340	11,653
Home equity loans	338	—	—	(8)	330
Other consumer	68	—	—	2	70
Total loans	$48,734	$(6,460)	$243	$2,350	$44,867

	Changes in the Allowance for Credit Losses Three Months Ended December 31, 2022
	Balance at September 30, 2022	Charge-offs	Recoveries	Provision for (reversal of) credit losses	Balance at December 31, 2022
	(In Thousands)
Multi-family mortgage	$26,246	$(395)	$—	$1,647	$27,498
Nonresidential mortgage	9,152	(5)	—	(554)	8,593
Commercial business	1,972	(15)	5	(143)	1,819
Construction	1,120	—	—	81	1,201
One- to four-family residential mortgage	8,801	—	—	554	9,355
Home equity loans	244	—	—	95	339
Other consumer	78	—	3	(9)	72
Total loans	$47,613	$(415)	$8	$1,671	$48,877

	Changes in the Allowance for Credit Losses Six Months Ended December 31, 2022
	Balance at June 30, 2022	Charge-offs	Recoveries	(Reversal of) provision for credit losses	Balance at December 31, 2022
	(In Thousands)
Multi-family mortgage	$25,321	$(395)	$—	$2,572	$27,498
Nonresidential mortgage	10,590	(15)	—	(1,982)	8,593
Commercial business	1,792	(133)	17	143	1,819
Construction	1,486	—	—	(285)	1,201
One- to four-family residential mortgage	7,540	—	—	1,815	9,355
Home equity loans	245	—	—	94	339
Other consumer	84	—	4	(16)	72
Total loans	$47,058	$(543)	$21	$2,341	$48,877
Allowance for Credit Losses on Off Balance Sheet Commitments
The following table presents the activity in the allowance for credit losses on off balance sheet commitments recorded in other non-interest expense for the three and six months ended December 31, 2023 and 2022:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
	(In Thousands)		(In Thousands)
Balance at beginning of the period	$667	$753	$741	$1,041
Provision for (reversal of) credit losses	(100)	66	(174)	(222)
Balance at end of the period	$567	$819	$567	$819

7.    DEPOSITS
Deposits at December 31, 2023 and June 30, 2023 are summarized as follows:

	December 31, 2023	June 30, 2023
	(In Thousands)
Non-interest-bearing demand	$584,130	$609,999
Interest-bearing demand	2,347,262	2,252,912
Savings	646,182	748,721
Certificates of deposits	1,742,056	2,017,551
Total deposits	$5,319,630	$5,629,183
8.    BORROWINGS
Borrowings at December 31, 2023 and June 30, 2023 consisted of the following:

	December 31, 2023	June 30, 2023
	(In Thousands)
FHLB advances	$1,432,055	$1,281,812
Overnight borrowings (1)	235,000	225,000
Total borrowings	$1,667,055	$1,506,812
___________________________
(1)At December 31, 2023, represented $235.0 million of FHLB overnight line of credit borrowings. At June 30, 2023, represented $125.0 million of FHLB overnight line of credit borrowings and $100.0 million of unsecured overnight borrowings from other financial institutions.
Fixed rate advances from the FHLB of New York mature as follows:

	December 31, 2023		June 30, 2023
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars in Thousands)
By remaining period to maturity:
Less than one year	$1,203,500	5.29%	$972,500	5.36%
One to two years	29,000	2.77	103,500	2.68
Two to three years	—	—	6,500	2.82
Three to four years	—	—	—	—
Four to five years	200,000	3.98	200,000	3.98
Greater than five years	—	—	—	—
Total advances	1,432,500	5.06%	1,282,500	4.92%
Unamortized fair value adjustments	(445)		(688)
Total advances, net of fair value adjustments	$1,432,055		$1,281,812
At December 31, 2023, FHLB advances and overnight line of credit borrowings were collateralized by the FHLB capital stock owned by the Bank and mortgage loans with carrying values totaling approximately $4.39 billion. At June 30, 2023, FHLB advances and overnight line of credit borrowings were collateralized by the FHLB capital stock owned by the Bank and mortgage loans with carrying values totaling approximately $4.60 billion.

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
Fair Values of Derivative Instruments on the Statement of Financial Condition
The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Statements of Financial Condition as of December 31, 2023 and June 30, 2023:

	December 31, 2023
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$44,120	Other liabilities	$3,448
Total		$44,120		$3,448

	June 30, 2023
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$71,624	Other liabilities	$—
Total		$71,624		$—
Cash Flow Hedges of Interest Rate Risk
The Company’s uses derivatives to add stability to interest expense and interest income and to manage its exposure to interest rate movements. The Company has entered into interest rate swaps, interest rate caps and an interest rate floor as part of its interest rate risk management strategy. These interest rate products are designated as cash flow hedges. As of December 31, 2023, the Company had a total of 13 interest rate swaps and caps with a total notional amount of $1.50 billion hedging specific wholesale funding and four interest rate floor with a notional amount of $400.0 million hedging floating-rate available for sale securities.
For derivatives designated as cash flow hedges, the gain or loss on the derivative is recorded in other comprehensive income (loss), net of tax, and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.
For cash flow hedges on the Company’s wholesale funding positions, amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s hedged variable rate wholesale funding positions. During the three and six months ended December 31, 2023, the Company reclassified $9.4 million and $18.8 million, respectively, as a reduction in interest expense. During the next twelve months, the Company estimates that $26.1 million will be reclassified as a reduction in interest expense.
For cash flow hedges on the Company’s assets, amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest income as interest payments are received on the Company’s hedged variable rate assets. During the three and six months ended December 31, 2023, the Company did not reclassify any amount to interest income. During the next twelve months, the Company estimates that $253,000 will be reclassified as a reduction in interest income.

The table below presents the pre-tax effects of the Company’s derivative instruments designated as cash flow hedges on the Consolidated Statements of Income for the three and six months ended December 31, 2023 and 2022:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
	(In Thousands)
Amount of (loss) gain recognized in other comprehensive income	$(18,987)	$(2,183)	$(4,878)	$19,987
Amount of gain reclassified from accumulated other comprehensive income to interest expense	9,363	4,104	18,834	5,724
Fair Value Hedges of Interest Rate Risk
The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. Such derivatives are used to hedge the changes in fair value of certain of its pools of fixed rate assets. As of December 31, 2023, the Company had five interest rate swaps with a notional amount of $675.0 million hedging fixed-rate residential mortgage loans.
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivatives as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.
The table below presents the effects of the Company’s derivative instruments designated as fair value hedges on the Consolidated Statements of Income for the three and six months ended December 31, 2023 and December 31, 2022:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
	(In Thousands)
Gain (loss) on hedged items recorded in interest income on loans	$12,126	$(995)	$8,006	$(5,028)
(Loss) gain on hedge recorded in interest income on loans	(9,383)	1,183	(2,733)	5,110
As of December 31, 2023 and June 30, 2023, the following amounts were recorded on the Statement of Financial Condition related to cumulative basis adjustment for fair value hedges:

	December 31, 2023	June 30, 2023
	(In Thousands)
Loans receivable:
Carrying amount of the hedged assets(1)	$671,569	$663,563
Fair value hedging adjustment included in the carrying amount of the hedged assets	(3,431)	(11,437)
___________________________________
(1)This amount includes the amortized cost basis of the closed portfolios of loans receivable used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At December 31, 2023 and June 30, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $1.07 billion and $1.10 billion, respectively.

Offsetting Derivatives
The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives in the Consolidated Statements of Financial Condition as of December 31, 2023 and June 30, 2023, respectively. The net amounts presented for derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Statements of Financial Condition.

	December 31, 2023
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
	(In Thousands)
Assets:
Interest rate contracts	$46,190	$(2,070)	$44,120	$—	$—	$44,120
Total	$46,190	$(2,070)	$44,120	$—	$—	$44,120

Liabilities:
Interest rate contracts	$5,518	$(2,070)	$3,448	$—	$(2,650)	$798
Total	$5,518	$(2,070)	$3,448	$—	$(2,650)	$798

	June 30, 2023
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
	(In Thousands)
Assets:
Interest rate contracts	$72,418	$(794)	$71,624	$—	$—	$71,624
Total	$72,418	$(794)	$71,624	$—	$—	$71,624

Liabilities:
Interest rate contracts	$794	$(794)	$—	$—	$—	$—
Total	$794	$(794)	$—	$—	$—	$—
Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations and could be required to terminate its derivative positions with the counterparty. The Company also has agreements with its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well-capitalized institution, then the Company could be required to terminate its derivative positions with the counterparty. At December 31, 2023, none of the Company’s derivatives were in a net liability position. As required under the enforceable master netting arrangement with its derivatives counterparties, as of December 31, 2023 and June 30, 2023, the Company was not required to post financial collateral.
In addition to the derivative instruments noted above, the Company’s pipeline of loans held for sale at December 31, 2023 and June 30, 2023, included $11.0 million and $11.7 million, respectively, of in process loans whose terms included interest rate locks to borrowers, which are considered free-standing derivative instruments whose fair values are not material to the Company’s financial condition or results of operations.

10.    BENEFIT PLANS
Components of Net Periodic Expense
The following table sets forth the aggregate net periodic benefit expense for the Bank’s Benefit Equalization Plan, Postretirement Welfare Plan, Directors’ Consultation and Retirement Plan, Atlas Bank Retirement Income Plan and Supplemental Executive Retirement Plan:

	Three Months Ended December 31,		Six Months Ended December 31,		Affected Line Item in the Consolidated Statements of Income
	2023	2022	2023	2022
	(In Thousands)
Service cost	$20	$117	$38	$234	Salaries and employee benefits
Interest cost	93	96	184	192	Other expense
Accretion of unrecognized gain	(15)	(6)	(30)	(12)	Other expense
Expected return on assets	(23)	(25)	(46)	(50)	Other expense
Net periodic benefit cost	$75	$182	$146	$364
2021 Equity Incentive Plan
During the six months ended December 31, 2023, the Company granted 349,257 restricted stock units (“RSUs”) comprised of 255,062 service-based RSUs and 94,195 performance-based RSUs. The service-based RSUs will vest in three tranches over a period of three years and the performance-based RSUs will cliff vest upon the achievement of performance measures over the three-year period ending June 30, 2026. The number of performance-based RSUs that will vest, if any, will depend on whether, and to what extent, the performance measures are achieved. Common stock will be issued from authorized shares upon the vesting of the RSUs.
11.    INCOME TAXES
The following table presents a reconciliation between the reported income taxes for the periods presented and the income taxes which would be computed by applying the federal income tax rate of 21% to income for the three and six months ended December 31, 2023 and 2022:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
	(Dollars in Thousands)		(Dollars in Thousands)
(Loss) income before income taxes	$(12,045)	$1,984	$1,106	$23,774
Statutory federal tax rate	21%	21%	21%	21%
Federal income tax at statutory rate	$(2,529)	$417	$232	$4,993
(Reduction) increase in income taxes resulting from:
Tax exempt interest	(17)	(46)	(35)	(105)
State tax, net of federal tax effect	(966)	(124)	(188)	1,296
Incentive stock option compensation expense	2	3	5	6
Income from bank-owned life insurance	(364)	(362)	(714)	(1,137)
Surrender of bank-owned life insurance polices	5,713	—	5,713	—
Other items, net	(57)	145	78	235
Total income tax expense	$1,782	$33	$5,091	$5,288
Effective income tax rate	(14.79)%	1.66%	460.31%	22.24%

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
Assets and Liabilities Measured on a Recurring Basis:
The following methods and significant assumptions were used to estimate the fair values as of December 31, 2023 and June 30, 2023:
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

Those assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Debt securities available for sale:
Asset-backed securities	$—	$90,660	$—	$90,660
Collateralized loan obligations	—	424,133	—	424,133
Corporate bonds	—	132,272	—	132,272
Total debt securities	—	647,065	—	647,065

Mortgage-backed securities available for sale:
Residential pass-through securities	—	359,511	—	359,511
Commercial pass-through securities	—	137,599	—	137,599
Total mortgage-backed securities	—	497,110	—	497,110
Total securities available for sale	$—	$1,144,175	$—	$1,144,175

Interest rate contracts	$—	$44,120	$—	$44,120

Total assets	$—	$1,188,295	$—	$1,188,295

Liabilities:
Interest rate contracts	$—	$3,448	$—	$3,448
Total liabilities	$—	$3,448	$—	$3,448

	June 30, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Debt securities available for sale:
Obligations of state and political subdivisions	$—	$—	$—	$—
Asset-backed securities	—	136,170	—	136,170
Collateralized loan obligations	—	376,996	—	376,996
Corporate bonds	—	135,018	—	135,018
Total debt securities	—	648,184	—	648,184

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	—	—	—	—
Residential pass-through securities	—	436,151	—	436,151
Commercial pass-through securities	—	143,394	—	143,394
Total mortgage-backed securities	—	579,545	—	579,545
Total securities available for sale	$—	$1,227,729	$—	$1,227,729

Interest rate contracts	$—	$71,624	$—	$71,624

Total assets	$—	$1,299,353	$—	$1,299,353
Assets Measured on a Non-Recurring Basis:
The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a non-recurring basis at December 31, 2023 and June 30, 2023:
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

Those assets measured at fair value on a non-recurring basis are summarized below:

	December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Collateral dependent loans:
Multi-family mortgage	$—	$—	$1,904	$1,904
Total	$—	$—	$1,904	$1,904

Other real estate owned, net:
Nonresidential	$—	$—	$11,982	$11,982
Total	$—	$—	$11,982	$11,982

	June 30, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Collateral dependent loans:
Residential mortgage	$—	$—	$449	$449
Multi-family mortgage	—	—	7,300	7,300
Nonresidential mortgage	—	—	9,972	9,972
Total	$—	$—	$17,721	$17,721

Other real estate owned, net:
Nonresidential	$—	$—	$12,956	$12,956
Total	$—	$—	$12,956	$12,956
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value:

	December 31, 2023
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(Dollars in Thousands)
Collateral dependent loans:
Multi-family mortgage	$1,904	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	12.73%	12.73%
Total	$1,904

Other real estate owned, net:
Nonresidential	$11,982	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	4.00%	4.00%
Total	$11,982

	June 30, 2023
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(Dollars in Thousands)
Collateral dependent loans:
Residential mortgage	$449	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	6% - 9%	6.93%
Multi-family mortgage	7,300	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	6% - 9%	7.78%
Nonresidential mortgage	9,972	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	9% - 16%	11.78%
Total	$17,721

Other real estate owned, net:
Nonresidential	$12,956	Market valuation of underlying collateral	(3)	Adjustments to reflect current conditions/selling costs	(2)	4.00%	4.00%
Total	$12,956
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
At December 31, 2023, collateral dependent loans valued using Level 3 inputs comprised loans with principal balance totaling $1.9 million and valuation allowance of $35,000 reflecting an aggregate fair value of $1.9 million. By comparison, at June 30, 2023, collateral dependent loans valued using Level 3 inputs comprised loans with principal balance totaling $21.0 million and valuation allowance of $3.3 million reflecting an aggregate fair value of $17.7 million.
Once a loan is foreclosed, the fair value of the other real estate owned continues to be evaluated based upon the fair value of the repossessed real estate originally securing the loan. At December 31, 2023 and June 30, 2023, the Company held other real estate owned totaling $12.0 million and $13.0 million, respectively, whose carrying value was written down utilizing Level 3 inputs.

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2023 and June 30, 2023:

	December 31, 2023
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$73,860	$73,860	$73,860	$—	$—
Investment securities available for sale	1,144,175	1,144,175	—	1,144,175	—
Investment securities held to maturity	141,959	127,877	—	127,877	—
Loans held-for-sale	14,030	14,117	—	14,117	—
Net loans receivable	5,700,762	5,211,713	—	—	5,211,713
FHLB Stock	83,372	—	—	—	—
Interest receivable	30,258	30,258	18	9,729	20,511
Interest rate contracts	44,120	44,120	—	44,120	—

Financial liabilities:
Deposits other than certificates of deposits	3,577,574	3,577,574	3,577,574	—	—
Certificates of deposits	1,742,056	1,729,407	—	—	1,729,407
Borrowings	1,667,055	1,663,644	—	—	1,663,644
Interest payable on deposits	6,177	6,177	3,134	—	3,043
Interest payable on borrowings	5,637	5,637	—	—	5,637
Interest rate contracts	3,448	3,448	—	3,448	—

	June 30, 2023
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$70,515	$70,515	$70,515	$—	$—
Investment securities available for sale	1,227,729	1,227,729	—	1,227,729	—
Investment securities held to maturity	146,465	131,169	—	131,169	—
Loans held-for-sale	9,591	9,442	—	9,442	—
Net loans receivable	5,780,687	5,261,808	—	—	5,261,808
FHLB Stock	71,734	—	—	—	—
Interest receivable	28,133	28,133	14	8,924	19,195
Interest rate contracts	71,624	71,624	—	71,624	—

Financial liabilities:
Deposits other than certificates of deposits	3,611,632	3,611,632	3,611,632	—	—
Certificates of deposits	2,017,551	1,989,434	—	—	1,989,434
Borrowings	1,506,812	1,498,920	—	—	1,498,920
Interest payable on deposits	6,826	6,826	1,933	—	4,893
Interest payable on borrowings	5,282	5,282	—	—	5,282
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

13.    COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss included in stockholders’ equity at December 31, 2023 and June 30, 2023 are as follows:

	December 31, 2023	June 30, 2023
	(In Thousands)
Net unrealized loss on securities available for sale	$(124,457)	$(156,138)
Tax effect	35,887	45,018
Net of tax amount	(88,570)	(111,120)

Fair value adjustments on derivatives	34,702	58,414
Tax effect	(10,064)	(16,940)
Net of tax amount	24,638	41,474

Benefit plan adjustments	144	268
Tax effect	(42)	(78)
Net of tax amount	102	190

Total accumulated other comprehensive loss	$(63,830)	$(69,456)
Other comprehensive loss and related tax effects for the three and six months ended December 31, 2023 and 2022 are presented in the following table:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
	(In Thousands)
Net unrealized holding gain (loss) on securities available for sale	$42,048	$1,328	$13,546	$(48,037)

Net realized loss on sale and call of securities available for sale (1)	18,135	15,227	18,135	15,227

Fair value adjustments on derivatives	(28,350)	(6,287)	(23,712)	14,263

Benefit plans:
Accretion of net actuarial (gain) (2)	(14)	(6)	(29)	(12)
Net actuarial loss	—	—	(95)	(27)
Net change in benefit plan accrued expense	(14)	(6)	(124)	(39)

Other comprehensive income (loss) before taxes	31,819	10,262	7,845	(18,586)
Tax effect	(9,173)	(2,943)	(2,219)	5,292
Total other comprehensive income (loss)	$22,646	$7,319	$5,626	$(13,294)
___________________________________
(1)Represents amounts reclassified out of accumulated other comprehensive (loss) income and included in loss on sale of securities on the Consolidated Statements of Income (Loss).
(2)Represents amounts reclassified out of accumulated other comprehensive (loss) income and included in the computation of net periodic pension expense. See Note 10 - Benefit Plans for additional information.

14.    NET INCOME (LOSS) PER COMMON SHARE (“EPS”)
The following schedule shows the Company’s earnings per share calculations for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
	(In Thousands, Except Per Share Data)
Net (loss) income	$(13,827)	$1,951	$(3,985)	$18,486

Weighted average number of common shares outstanding - basic	62,299	65,030	62,657	65,383
Effect of dilutive securities	—	8	—	10
Weighted average number of common shares outstanding - diluted	62,299	65,038	62,657	65,393

Basic earnings per share	$(0.22)	$0.03	$(0.06)	$0.28
Diluted earnings per share	$(0.22)	$0.03	$(0.06)	$0.28
Stock options for 2,820,922 and 3,096,138 shares of common stock were not considered in computing diluted earnings per share for the three months ended December 31, 2023 and 2022, respectively, and stock options for 2,820,922 and 2,965,000 shares of common stock were not considered in computing diluted earnings per share for the six months ended December 31, 2023 and 2022, respectively, because they were considered anti-dilutive. In addition, 415,999 and 427,347 RSUs were not considered in computing diluted earnings per share for the three months ended December 31, 2023 and December 31, 2022, respectively and 533,838 and 323,218 RSUs were not considered in computing diluted earnings per share for the three and six months ended December 31, 2023 and December 31, 2022, respectively because they were considered anti-dilutive.

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
Critical Accounting Policies
Our accounting policies are integral to understanding the results reported. We consider accounting policies that require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. At December 31, 2023, there have been no material changes to our critical accounting policies as compared to the critical accounting policies disclosed in our most recent Annual Report on Form 10-K. Reference is made to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023.

Strategic Actions Taken During the Quarter Ended December 31, 2023
Investment Securities Repositioning
As previously announced, we executed the sale of $122.2 million of our available-for-sale (“AFS”) debt securities. The sale resulted in a pre-tax net loss of $18.1 million and had a nominal impact on tangible book value, as the loss was previously reflected in capital via accumulated other comprehensive loss. Proceeds from the sale were utilized to retire higher-cost wholesale funding and to reinvest in loans yielding approximately 7.0%.
Bank-Owned Life Insurance (“BOLI”) Restructuring
We initiated a restructuring of our BOLI portfolio in which $103.4 million of policies yielding 2.1% were exchanged or surrendered and replaced with policies yielding 5.1%. As a result of this restructure, we recognized tax expense of $5.7 million and exchange charges of $573 thousand.
Comparison of Financial Condition at December 31, 2023 and June 30, 2023
Executive Summary. Total assets decreased $167.0 million to $7.90 billion at December 31, 2023 from $8.06 billion at June 30, 2023. The decrease primarily reflected decreases in investment securities available for sale, as discussed below, and in net loans receivable.
Investment Securities. Investment securities available for sale decreased $83.6 million to $1.14 billion at December 31, 2023, from $1.23 billion at June 30, 2023. This decrease was largely the result of sales of $122.2 million and principal repayments of $57.4 million, partially offset by purchases of $64.0 million and a fair value increase of $31.7 million.
Investment securities held to maturity decreased $4.5 million to $142.0 million at December 31, 2023 from $146.5 million at June 30, 2023. This decrease was largely the result of principal repayments of $4.7 million.

Additional information regarding our investment securities at December 31, 2023 and June 30, 2023 is presented in Note 4 to the unaudited consolidated financial statements.
Loans Held-for-Sale. Loans held-for-sale totaled $14.0 million at December 31, 2023 as compared to $9.6 million at June 30, 2023 and are reported separately from the balance of net loans receivable. During the six months ended December 31, 2023, we sold $39.1 million of residential mortgage loans, resulting in a gain on sale of $319,000. Additionally, we reclassified three non-performing commercial real estate loans to loans held-for-sale as a result of our intent to sell these assets in the near term. These loans are attributable to one borrower relationship and had a fair value of $9.7 million at December 31, 2023.
Net Loans Receivable. Net loans receivable decreased $79.9 million, or 1.4%, to $5.70 billion at December 31, 2023 from $5.78 billion at June 30, 2023. Details regarding the change in the loan portfolio, by loan segment, are presented below:

	December 31, 2023	June 30, 2023	Increase/ (Decrease)
	(In Thousands)
Commercial loans:
Multi-family mortgage	$2,651,274	$2,761,775	$(110,501)
Nonresidential mortgage	947,287	968,574	(21,287)
Commercial business	144,134	146,861	(2,727)
Construction	221,933	226,609	(4,676)
Total commercial loans	3,964,628	4,103,819	(139,191)

One- to four-family residential mortgage	1,746,065	1,700,559	45,506

Consumer loans:
Home equity loans	43,517	43,549	(32)
Other consumer	2,728	2,549	179
Total consumer loans	46,245	46,098	147

Total loans	5,756,938	5,850,476	(93,538)

Unaccreted yield adjustments	(11,309)	(21,055)	9,746
Allowance for credit losses	(44,867)	(48,734)	3,867

Net loans receivable	$5,700,762	$5,780,687	$(79,925)
Commercial loan origination volume for the six months ended December 31, 2023 totaled $104.7 million, comprised of $17.2 million of commercial mortgage loan originations, $47.1 million of commercial business loan originations and construction loan disbursements of $40.4 million.
One- to four-family residential mortgage loan origination volume, excluding loans held-for-sale, totaled $66.2 million for the six months ended December 31, 2023 and was supplemented with the purchase of loans totaling $49.4 million. Home equity loan and line of credit origination volume for the same period totaled $8.5 million.

Loan-to-value (“LTV”) ratios are based on current period loan balances and original appraised values at the time of origination unless a current appraisal has been obtained as a result of the loan being deemed collateral dependent and individually analyzed. The following table sets forth the composition of our real estate secured loans indicating the LTV, by loan category, at December 31, 2023 and June 30, 2023:

	December 31, 2023		June 30, 2023
	Balance	LTV	Balance	LTV
	(Dollars in Thousands)
Commercial mortgage loans:
Multi-family mortgage	$2,651,274	64%	$2,761,775	64%
Nonresidential mortgage	947,287	53	968,574	54
Construction	221,933	56	226,609	58
Total commercial mortgage loans	3,820,494	61	3,956,958	61

One- to four-family residential mortgage	1,746,065	62	1,700,559	62

Consumer loans:
Home equity loans	43,517	50	43,549	49

Total mortgage loans	$5,610,076	61%	$5,701,066	61%
Additional information about our loan portfolio at December 31, 2023 and June 30, 2023 is presented in Note 5 to the unaudited consolidated financial statements.
Nonperforming Assets. Nonperforming assets decreased by $5.8 million to $49.8 million, or 0.63% of total assets, at December 31, 2023, from $55.6 million, or 0.69% of total assets, at June 30, 2023.
At December 31, 2023, nonperforming assets consisted of $28.1 million of nonperforming loans, $9.7 million of non-accrual commercial loans held for sale and $12.0 million of other real estate owned (“OREO”). At June 30, 2023, nonperforming assets consisted of $42.6 million of nonperforming loans and $13.0 million of OREO.
Additional information about our nonperforming loans and loan modifications at December 31, 2023 and June 30, 2023 is presented in Note 5 to the unaudited consolidated financial statements.
Allowance for Credit Losses (“ACL”). At December 31, 2023, the ACL totaled $44.9 million, or 0.78% of total loans, reflecting a decrease of $3.9 million from $48.7 million, or 0.83% of total loans, at June 30, 2023. The decrease during the six months ended December 31, 2023 was largely attributable to net charge-offs of $6.2 million and a decrease in the balance of loans receivable, partially offset by a provision for credit losses of $2.4 million. The charge-offs recorded were primarily driven by the reclassification of three non-performing loans to held-for-sale status, reflecting the Company’s intent to sell these assets. Of the $6.2 million of net charge-offs recorded during the six months ended December 31, 2023, $2.2 million had previously been individually reserved for within the ACL. The provision for credit losses for the six months ended December 31, 2023 was primarily driven by charge-offs, as discussed above, partially offset by a decrease in the balance of loans receivable.
Additional information about our ACL at December 31, 2023 and June 30, 2023 is presented in Note 6 to the unaudited consolidated financial statements.
Other Assets. The aggregate balance of other assets, including premises and equipment, FHLB stock, interest receivable, goodwill, core deposit intangibles, bank owned life insurance (“BOLI”), deferred income taxes, OREO and other assets, decreased $6.8 million to $823.0 million at December 31, 2023 from $829.8 million at June 30, 2023. The decrease in the balance of these other assets during the six months ended December 31, 2023 reflected a decrease in BOLI due to the restructuring, as discussed above, and a decrease in the market value of interest rate derivatives, partially offset by an increase in receivables resulting from surrendered BOLI policies that did not settle until January 2024, and an increase in Federal Home Loan Bank of New York (“FHLB”) stock. The remaining change generally reflected normal operating fluctuations within these line items.
Deposits. Total deposits decreased $309.6 million, or 5.5%, to $5.32 billion at December 31, 2023 from $5.63 billion at June 30, 2023. Included in total deposits are brokered and listing service time deposits of $458.4 million at December 31, 2023 and $640.5 million at June 30, 2023. The following table sets forth the distribution of, and changes in, deposits, by type, for the periods indicated:

	December 31, 2023	June 30, 2023	Increase/ (Decrease)
	(In Thousands)
Non-interest-bearing deposits	$584,130	$609,999	$(25,869)

Interest-bearing deposits:
Interest-bearing demand	2,347,262	2,252,912	94,350
Savings	646,182	748,721	(102,539)
Certificates of deposit (retail)	1,283,676	1,377,028	(93,352)
Certificates of deposit (brokered and listing service)	458,380	640,523	(182,143)
Interest-bearing deposits	4,735,500	5,019,184	(283,684)
Total deposits	$5,319,630	$5,629,183	$(309,553)
Uninsured deposits totaled $1.81 billion as of December 31, 2023 compared to $1.77 billion as of June 30, 2023. Excluding collateralized deposits of state and local governments, and deposits of the Bank’s wholly-owned subsidiary and holding company, uninsured deposits totaled $695.7 million, or 13.1% of total deposits, at December 31, 2023 compared to $710.4 million, or 12.6% of total deposits, at June 30, 2023.
Additional information about our deposits at December 31, 2023 and June 30, 2023 is presented in Note 7 to the unaudited consolidated financial statements.
Borrowings. The balance of borrowings increased by $160.2 million to $1.67 billion at December 31, 2023 from $1.51 billion at June 30, 2023. The growth in borrowings was driven by an increase in advances from the FHLB and resulted from the decline in brokered deposits of $182.1 million.
At December 31, 2023, we maintained available secured borrowing capacity of $1.78 billion, of which $1.38 billion was immediately accessible via in-place collateral and $400.8 million represented the market value of unpledged securities.
Additional information about our borrowings at December 31, 2023 and June 30, 2023 is presented in Note 8 to the unaudited consolidated financial statements.
Other Liabilities. The balance of other liabilities, including advance payments by borrowers for taxes and other miscellaneous liabilities, increased $3.6 million to $63.2 million at December 31, 2023 from $59.5 million at June 30, 2023. The change in the balance of these other liabilities generally reflected normal operating fluctuations during the period.
Stockholders’ Equity. Stockholders’ equity decreased $21.3 million to $848.0 million at December 31, 2023 from $869.3 million at June 30, 2023. The decrease in stockholders’ equity during the six months ended December 31, 2023 largely reflected cash dividends of $13.9 million, share repurchases of $11.2 million and a net loss of $4.0 million. These items were offset by a decrease in other comprehensive loss of $5.6 million, which was driven by an increase in the fair value of our available for sale securities, partially offset by a decrease in the fair value of our derivatives portfolio.
Book value per share decreased by $0.04 to $13.16 at December 31, 2023 while tangible book value per share decreased by $0.11 to $9.85 at December 31, 2023.
On August 1, 2022, we announced that the Board of Directors had authorized a new stock repurchase plan to repurchase up to 4,000,000 shares, and the completion of our previous stock repurchase plan, which authorized the repurchase of 7,602,021 shares. During the six months ended December 31, 2023, we repurchased 1,504,747 shares of common stock at a cost of $11.2 million, or $7.47 per share. On November 7, 2023, we announced the completion of this stock repurchase plan.
Comparison of Operating Results for the Quarter Ended December 31, 2023 and December 31, 2022
Net (Loss) Income. Net loss for the quarter ended December 31, 2023 was $13.8 million, or $0.22 per diluted share, compared to net income of $2.0 million, or $0.03 per diluted share for the quarter ended December 31, 2022. The decrease in net income reflected a decrease in net interest income, a decrease in non-interest income, an increase in the provision for credit losses and an increase in income tax expense, partially offset by a decrease in non-interest expense. The net loss for the current quarter included a $12.9 million after-tax net loss on the sale of securities that resulted from a previously announced investment securities repositioning and an after-tax net loss of $6.3 million from the BOLI restructure, as discussed above.
Net Interest Income. Net interest income decreased by $8.9 million to $35.8 million for the quarter ended December 31, 2023 compared to $44.8 million for the quarter ended December 31, 2022. The decrease between the comparative periods resulted from an increase of $19.1 million in interest expense, partially offset by an increase of $10.2 million in interest income. Included in net interest income for the quarters ended December 31, 2023 and 2022, respectively, was purchase accounting accretion of $640,000 and $1.9 million, and loan prepayment penalty income of $185,000 and $166,000.
Net interest margin decreased 44 basis points to 1.94% for the quarter ended December 31, 2023, from 2.38% for the quarter ended December 31, 2022 and reflected an increase in the cost of interest-bearing liabilities and a decrease in the average balance of interest-earning assets, partially offset by an increase in the yield on interest-earning assets and a decrease in the average balance of interest-earning liabilities. The increased cost of interest-bearing liabilities and yield on interest-earning assets is the result of higher market interest rates that were caused by an increase in the federal funds target rate from 0% - 0.25% in March 2022 to 5.25% - 5.50% in July 2023.
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

	Three Months Ended December 31,
	2023			2022
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$5,726,321	$63,384	4.43%	$5,839,903	$57,996	3.97%
Taxable investment securities (2)	1,509,165	16,756	4.44	1,527,578	13,221	3.46
Tax-exempt securities (2)	15,025	84	2.25	37,917	219	2.32
Other interest-earning assets (3)	139,740	2,401	6.87	114,175	1,005	3.52
Total interest-earning assets	7,390,251	82,625	4.47	7,519,573	72,441	3.85
Non-interest-earning assets	554,335			550,519
Total assets	$7,944,586			$8,070,092

Interest-bearing liabilities:
Interest-bearing demand	$2,301,169	16,736	2.91	$2,359,977	9,625	1.63
Savings	664,926	738	0.44	931,584	953	0.41
Certificates of deposit	1,824,316	12,866	2.82	2,192,722	8,244	1.50
Total interest-bearing deposits	4,790,411	30,340	2.53	5,484,283	18,822	1.37
Federal Home Loan Bank advances	1,513,497	14,436	3.82	997,148	8,836	3.54
Other borrowings	142,283	2,010	5.65	—	—	—
Borrowings	1,655,780	16,446	3.97	997,148	8,836	3.54
Total interest-bearing liabilities	6,446,191	46,786	2.90	6,481,431	27,658	1.71
Non-interest-bearing liabilities (4)	659,681			723,567
Total liabilities	7,105,872			7,204,998
Stockholders' equity	838,714			865,094
Total liabilities and stockholders' equity	$7,944,586			$8,070,092

Net interest income		$35,839			$44,783
Interest rate spread (5)			1.57%			2.14%
Net interest margin (6)			1.94%			2.38%
Ratio of interest-earning assets to interest-bearing liabilities	1.15			1.16

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
(4)Includes average balances of non-interest-bearing deposits of $597.3 million and $666.8 million for the quarter ended December 31, 2023 and 2022, respectively.
(5)Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(6)Net interest margin represents net interest income as a percentage of average interest-earning assets.
Provision for Credit Losses. The provision for credit losses increased $434,000 to a provision for credit losses of $2.1 million for the quarter ended December 31, 2023, compared to provision for credit losses of $1.7 million for the quarter ended December 31, 2022. The provision for the quarter ended December 31, 2023 was primarily driven by charge-offs on three commercial real estate loans, as discussed above, partially offset by a decrease in the balance of loans receivable. By comparison, the provision for credit losses for the quarter ended December 31, 2022 was largely attributable to loan growth in the quarter, partially offset by a reduction in the qualitative component of our ACL.
Additional information regarding the ACL and the associated provisions recognized during the quarters ended December 31, 2023 and 2022 is presented in Note 6 to the unaudited consolidated financial statements as well as the Comparison of Financial Condition at December 31, 2023 and June 30, 2023.
Non-Interest Income. Total non-interest income decreased $7.5 million to a loss of $16.0 million for the quarter ended December 31, 2023.
Loss on sale and call of securities was $18.1 million during the quarter ended December 31, 2023 compared to $15.2 million during the prior period. The loss in the current period was due to a previously announced repositioning of our investment securities portfolio that involved the sale of $122.2 million of available for sale debt securities. Proceeds from the sale were utilized to retire higher-cost wholesale funding and to reinvest in loans yielding approximately 7.0%.
We recognized a non-recurring loss of $974,000 attributable to the write-down of one other real estate owned (“OREO”) property during the quarter ended December 31, 2023, while there were no such losses recorded in the prior period. OREO income for the quarter ended December 31, 2023 was $182,000.
Income from BOLI decreased $599,000 to $1.2 million for the quarter ended December 31, 2023, due to non-recurring exchange charges related to the BOLI restructure, as discussed above.
Other non-interest income decreased $2.9 million to $811,000 for the quarter ended December 31, 2023. The decrease in other non-interest income was primarily attributable to a $2.9 million gain from the sale of a former branch location during the prior year period.
The remaining changes in the other components of non-interest income between comparative periods generally reflected normal operating fluctuations within those line items.
Non-Interest Expense. Total non-interest expense decreased $2.9 million to $29.8 million for the quarter ended December 31, 2023.
Salaries and employee benefits decreased $2.6 million to $17.3 million for quarter ended December 31, 2023. This decrease was primarily driven by lower salary expense resulting from a decrease in employee headcount from December 31, 2022 to December 31, 2023, and a decrease in incentive payments tied to loan origination volume. The headcount reductions were mainly attributable to the workforce realignment completed in the quarter ended December 31, 2022, which included $250,000 of non-recurring severance expense.
Net occupancy expense of premises decreased $313,000 to $2.7 million for the quarter ended December 31, 2023. This decrease was primarily due to lower depreciation expense, rent expense and maintenance expense associated with two retail branch closures completed in the quarter ended June 30, 2023.
Advertising and marketing expense decreased $430,000 to $301,000 for the quarter ended December 31, 2023. This decrease in advertising expense resulted from the adoption of lower cost in-house digital campaigns supporting our loan and deposit growth initiatives.
FDIC insurance premiums increased $269,000 to $1.5 million for the quarter ended December 31, 2023. The increase was largely attributable to an updated assessment rate from the FDIC which did not impact the prior year period.

Other non-interest expense increased $229,000 to $3.8 million for the quarter ended December 31, 2023. This increase was primarily attributable to a $502,000 increase in real estate owned expenses. At December 31, 2023, we were under contract to sell a $12 million OREO asset that was subsequently sold in January 2024. This increase was partially offset by a $166,000 decrease in the provision for credit losses on unfunded commitments.
The remaining changes in the other components of non-interest expense between comparative periods generally reflected normal operating fluctuations within those line items.
Provision for Income Taxes. Provision for income taxes increased $1.7 million to $1.8 million for the quarter ended December 31, 2023 from $33,000 for the quarter ended December 31, 2022.
The increase in income tax expense reflected $5.7 million of discrete tax costs related to the BOLI restructure, as discussed above, partially offset by lower income driven by higher realized losses on the sale of securities, as discussed above.
Effective tax rates for the quarter ended December 31, 2023 and 2022 were (14.8)% and 1.7%, respectively. The increase in the effective tax rate was primarily due to $5.7 million of discrete tax cost associated with the BOLI restructure, as discussed above. This increase was partially offset by a year-to-date tax rate true-up which resulted from the loss on the sale of securities during the current quarter. The loss lowered our full year projected taxable income and income tax provision.
Comparison of Operating Results for the Six Months Ended December 31, 2023 and December 31, 2022
Net (Loss) Income. Net loss for the six months ended December 31, 2023 was $4.0 million, or $0.06 per diluted share, compared to net income of $18.5 million, or $0.28 per diluted share for the six months ended December 31, 2022. The decrease in net income reflected a decrease in net interest income, a decrease in non-interest income and an increase in the provision for credit losses, partially offset by decreases in non-interest expense and income tax expense. The net loss for the current year period included a $12.9 million after-tax net loss on the sale of securities that resulted from a previously announced investment securities repositioning and an after-tax net loss of $6.3 million from the BOLI restructure, as discussed above.
Net Interest Income. Net interest income decreased by $18.3 million to $75.0 million for the six months ended December 31, 2023 compared to $93.3 million for the six months ended December 31, 2022. The decrease between the comparative periods resulted from an increase of $45.2 million in interest expense, partially offset by an increase of $26.9 million in interest income. Included in net interest income for the six months ended December 31, 2023 and 2022, respectively, was purchase accounting accretion of $1.3 million and $3.7 million, and loan prepayment penalty income of $452,000 and $607,000.
Net interest margin decreased 51 basis points to 2.02% for the six months ended December 31, 2023, from 2.53% for the six months ended December 31, 2022 and reflected increases in the cost and average balance of interest-bearing liabilities, partially offset by increases in the average balance of and yield on interest-earning assets. The increased cost of interest-bearing liabilities and yield on interest-earning assets is the result of higher market interest rates that were caused by an increase in the federal funds target rate from 0% - 0.25% in March 2022 to 5.25% - 5.50% in July 2023.

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

	Six Months Ended December 31,
	2023			2022
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$5,757,197	$126,153	4.38%	$5,696,949	$110,931	3.89%
Taxable investment securities(2)	1,512,779	33,021	4.37	1,522,276	23,660	3.11
Tax-exempt securities(2)	15,254	171	2.25	43,445	504	2.32
Other interest-earning assets(3)	135,285	4,448	6.58	101,107	1,766	3.49
Total interest-earning assets	7,420,515	163,793	4.41	7,363,777	136,861	3.72
Non-interest-earning assets	561,529			560,372
Total assets	$7,982,044			$7,924,149

Interest-bearing liabilities:
Interest-bearing demand	$2,273,500	$31,204	2.75	$2,357,159	$15,016	1.27
Savings	692,217	1,576	0.46	975,463	1,549	0.32
Certificates of deposit	1,896,414	25,127	2.65	2,103,822	13,126	1.25
Total interest-bearing deposits	4,862,131	57,907	2.38	5,436,444	29,691	1.09
Federal Home Loan Bank advances	1,449,985	26,720	3.69	819,773	13,138	3.21
Other borrowings	150,190	4,167	5.55	63,728	718	2.26
Borrowings	1,600,175	30,887	3.86	883,501	13,856	3.14
Total interest-bearing liabilities	6,462,306	88,794	2.75	6,319,945	43,547	1.38
Non-interest-bearing liabilities(4)	669,317			723,811
Total liabilities	7,131,623			7,043,756
Stockholders' equity	850,421			880,393
Total liabilities and stockholders' equity	$7,982,044			$7,924,149

Net interest income		$74,999			$93,314
Interest rate spread(5)			1.66%			2.34%
Net interest margin(6)			2.02%			2.53%
Ratio of interest-earning assets to interest-bearing liabilities	1.15			1.17
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
(4)Includes average balances of non-interest-bearing deposits of $604.8 million and $667.2 million for the six months ended December 31, 2023 and 2022, respectively.
(5)Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(6)Net interest margin represents net interest income as a percentage of average interest-earning assets.

Provision for Credit Losses. The provision for credit losses increased $9,000 to a provision for credit losses of $2.4 million for the six months ended December 31, 2023, compared to a provision for credit losses of $2.3 million for the six months ended

December 31, 2022. The provision for the six months ended December 31, 2023 was primarily driven by charge-offs on three commercial real estate loans attributable to one borrower relationship. By comparison, the provision for credit losses for the six months ended December 31, 2022 was largely attributable to loan growth, partially offset by a reduction in the qualitative component of our ACL and a reduction in the expected life of the loan portfolio.
Additional information regarding the ACL and the associated provisions recognized during the six months ended December 31, 2023 and 2022 is presented in Note 6 to the unaudited consolidated financial statements as well as the Comparison of Financial Condition at December 31, 2023 and June 30, 2023.
Non-Interest Income. Total non-interest income decreased $9.4 million to a loss of $12.0 million for the six months ended December 31, 2023.
Loss on sale and call of securities was $18.1 million during the six months ended December 31, 2023 compared to a loss of $15.2 million recorded during the prior year period. The loss in the current period was due to a previously announced repositioning of our investment securities portfolio that involved the sale of $122.2 million of available for sale debt securities. Proceeds from the sale were utilized to retire higher-cost wholesale funding and to reinvest in loans yielding approximately 7.0%.
We recognized a non-recurring loss of $974,000 attributable to the write-down of one other real estate owned (“OREO”) property during the quarter ended December 31, 2023, while there were no such losses recorded in the prior period. OREO income for the six months ended December 31, 2023 was $346,000.
Income from bank owned life insurance decreased $2.6 million to $2.8 million for the six months ended December 31, 2023. The decrease was primarily attributable to non-recurring exchange charges related to the BOLI restructure, as discussed above, and the absence of non-recurring payments from life insurance policies reflected in the prior year period.
Other non-interest income decreased $2.5 million to $1.8 million for the six months ended December 31, 2023. The decrease in other non-interest income was primarily attributable to a non-recurring gain of $2.9 million from the sale of a former branch location during the prior year period.
The remaining changes in the other components of non-interest income between comparative periods generally reflected normal operating fluctuations within those line items.
Non-Interest Expense. Total non-interest expense decreased $5.1 million to $59.5 million for the six months ended December 31, 2023.
Salaries and employee benefits decreased $5.2 million to $35.0 million for the six months ended December 31, 2023. This decrease was primarily driven by lower salary expense resulting from a decrease in employee headcount from December 31, 2022 to December 31, 2023, and a decrease in incentive payments tied to loan origination volume. The headcount reductions were mainly attributable to the workforce realignment completed in the quarter ended December 31, 2022, which included $250,000 of non-recurring severance expense.
Net occupancy expense of premises decreased $645,000 to $5.4 million for the six months ended December 31, 2023. This decrease was primarily due to decreases in rent expense, depreciation expense, and building repairs and maintenance expense. These decreases are a result of the consolidation of two branch locations during the quarter ended June 30, 2023.
Advertising and marketing expense decreased $949,000 to $529,000 for the quarter ended December 31, 2023. This decrease in advertising expense resulted from the adoption of lower cost in-house digital campaigns supporting our loan and deposit growth initiatives.
FDIC insurance premiums increased $887,000 to $3.0 million for the six months ended December 31, 2023. The increase was largely attributable to an updated assessment rate from the FDIC which did not impact the prior year period.
Other non-interest expense increased $643,000 to $7.1 million for the six months ended December 31, 2023. This increase was primarily attributable to a $1.1 million increase in OREO expenses. At December 31, 2023, we were under contract to sell a $12 million OREO asset that was subsequently sold in January 2024. This increase was partially offset by a decrease in professional and consulting and loan expense.
The remaining changes in the other components of non-interest expense between comparative periods generally reflected normal operating fluctuations within those line items.
Provision for Income Taxes. Provision for income taxes decreased $197,000 to $5.1 million for the six months ended December 31, 2023 from $5.3 million for the six months ended December 31, 2022.
The decrease in income tax expense reflected a lower level of pre-tax income as compared to the prior period, partially offset by $5.7 million of discrete tax cost associated with the BOLI restructure, as discussed above.
Effective tax rates for the six months ended December 31, 2023 and 2022 were 460.3% and 22.2%, respectively. The increase in the effective tax rate was primarily due to discrete tax costs of $5.7 million associated with the BOLI restructure, as discussed above.

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
At December 31, 2023, liquidity included $73.9 million of short-term cash and equivalents and $1.14 billion of investment securities available for sale. As of December 31, 2023, we had the capacity to borrow additional funds totaling $972.7 million and $405.3 million from the FHLB of New York and FRB, respectively, without pledging additional collateral. We had the ability to pledge additional securities to borrow an additional $400.8 million at December 31, 2023. As of that same date, we also had access to unsecured overnight borrowings with other financial institutions totaling $950.0 million of which none was outstanding.
At December 31, 2023, we had outstanding commitments to originate and purchase loans totaling $16.7 million while such commitments totaled $23.3 million at June 30, 2023. As of those same dates, our pipeline of loans held for sale included $11.0 million and $11.7 million, respectively, of loans in process whose terms included interest rate locks to borrowers that were paired with a best-efforts commitment to sell the loan to a buyer at a fixed price and within a predetermined timeframe after the sale commitment is established.
Construction loans in process and unused lines of credit were $35.1 million and $159.3 million, respectively, at December 31, 2023 compared to $58.5 million and $169.5 million, respectively, at June 30, 2023. We are also subject to the contingent liabilities resulting from letters of credit whose outstanding balances totaled $115,000 at December 31, 2023 and June 30, 2023, respectively.
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
The following table sets forth the Bank’s capital position at December 31, 2023 and June 30, 2023, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At December 31, 2023
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$677,211	13.87%	$390,573	8.00%	$488,217	10.00%
Tier 1 capital (to risk-weighted assets)	640,522	13.12%	292,930	6.00%	390,573	8.00%
Common equity tier 1 capital (to risk-weighted assets)	640,522	13.12%	219,698	4.50%	317,341	6.50%
Tier 1 capital (to adjusted total assets)	640,522	8.10%	316,318	4.00%	395,398	5.00%

	At June 30, 2023
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$695,417	13.31%	$417,853	8.00%	$522,316	10.00%
Tier 1 capital (to risk-weighted assets)	659,783	12.63%	313,389	6.00%	417,853	8.00%
Common equity tier 1 capital (to risk-weighted assets)	659,783	12.63%	235,042	4.50%	339,505	6.50%
Tier 1 capital (to adjusted total assets)	659,783	8.15%	323,922	4.00%	404,902	5.00%

The following table sets forth the Company’s capital position at December 31, 2023 and June 30, 2023, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At December 31, 2023
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$741,060	15.17%	$390,758	8.00%
Tier 1 capital (to risk-weighted assets)	704,372	14.42%	293,069	6.00%
Common equity tier 1 capital (to risk-weighted assets)	704,372	14.42%	219,802	4.50%
Tier 1 capital (to adjusted total assets)	704,372	8.89%	316,855	4.00%

	At June 30, 2023
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$770,621	14.75%	$418,015	8.00%
Tier 1 capital (to risk-weighted assets)	734,987	14.07%	313,511	6.00%
Common equity tier 1 capital (to risk-weighted assets)	734,987	14.07%	235,133	4.50%
Tier 1 capital (to adjusted total assets)	734,987	9.07%	324,170	4.00%
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
Off-Balance Sheet Arrangements
In the normal course of our business of investing in loans and securities we are a party to financial instruments with off-balance-sheet risk. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to extend credit to meet the financing needs of our customers. We had no significant off-balance sheet commitments for capital expenditures as of December 31, 2023.
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
The following tables present the results of our internal EVE and NII analyses as of December 31, 2023 and June 30, 2023, respectively:

	December 31, 2023
			1 to 12 Months		13 to 24 Months
Change in Interest Rates	EVE	% Change in EVE	NII	% Change in NII	NII	% Change in NII
	(Dollars in Thousands)
+300 bps	$417,960	(35.18)%	$140,570	(5.52)%	$156,590	(7.00)%
+200 bps	474,390	(26.43)%	141,950	(4.59)%	157,112	(6.69)%
+100 bps	571,906	(11.31)%	146,105	(1.80)%	164,709	(2.18)%
0 bps	644,822	—	148,785	—	168,378	—
-100 bps	686,268	6.43%	152,172	2.28%	168,925	0.32%
-200 bps	694,235	7.66%	152,304	2.37%	163,628	(2.82)%
-300 bps	719,245	11.54%	150,566	1.20%	155,006	(7.94)%

	June 30, 2023
			1 to 12 Months		13 to 24 Months
Change in Interest Rates	EVE	% Change in EVE	NII	% Change in NII	NII	% Change in NII
	(Dollars in Thousands)
+300 bps	$507,998	(32.36)%	$154,552	(5.26)%	$168,366	(3.87)%
+200 bps	571,129	(23.95)%	156,274	(4.20)%	167,683	(4.26)%
+100 bps	673,314	(10.35)%	160,344	(1.71)%	173,170	(1.13)%
0 bps	751,040	—	163,132	—	175,143	—
-100 bps	799,675	6.48%	163,455	0.20%	173,319	(1.04)%
-200 bps	814,293	8.42%	161,284	(1.13)%	166,473	(4.95)%
-300 bps	849,208	13.07%	158,526	(2.82)%	156,507	(10.64)%

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
During the quarter ended December 31, 2023, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1.    Legal Proceedings
At December 31, 2023, neither the Company nor the Bank were involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.
ITEM 1A.    Risk Factors
There have been no material changes to the Risk Factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2023, previously filed with the Securities and Exchange Commission.
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities:
The following table reports information regarding repurchases of the Company’s common stock during the quarter ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1-31, 2023	593,363	$6.85	593,363	93,777
November 1-30, 2023	93,777	7.06	93,777	—
December 1-31, 2023	—	—	—	—
Total	687,140	$6.88	687,140	—
___________________________________
(1)On August 1, 2022, the Company announced the authorization of a new stock repurchase plan to repurchase up to 4,000,000 shares. On November 7, 2023, the Company announced the completion of the stock repurchase plan, with a total of 4,000,000 shares repurchased at a cost of $34.9 million, or $8.74 per share.
ITEM 3.    Defaults Upon Senior Securities
Not applicable.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended December 31, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement”.

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
101
The following materials from the Company’s Form 10-Q for the quarter ended December 31, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

KEARNY FINANCIAL CORP.

Date: February 8, 2024	By:	/s/ Craig L. Montanaro
Craig L. Montanaro
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 8, 2024	By:	/s/ Keith Suchodolski
Keith Suchodolski
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)