Form 10-Q
period 2024-03-31
Kearny Financial Corp.
filed 2024-05-07
CIK 1617242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: April 30, 2024.
$0.01 par value common stock — 64,436,995 shares outstanding

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In Thousands, Except Share and Per Share Data)

	March 31, 2024	June 30, 2023
	(Unaudited)
Assets
Cash and amounts due from depository institutions	$16,162	$21,795
Interest-bearing deposits in other banks	54,865	48,720
Cash and cash equivalents	71,027	70,515
Investment securities available for sale (amortized cost of $1,232,173 and $1,383,867, respectively)	1,098,655	1,227,729
Investment securities held to maturity (fair value of $123,576 and $131,169, respectively)	139,643	146,465
Loans held-for-sale	4,117	9,591
Loans receivable	5,758,336	5,829,421
Less: allowance for credit losses on loans	(44,930)	(48,734)
Net loans receivable	5,713,406	5,780,687
Premises and equipment	45,053	48,309
Federal Home Loan Bank (“FHLB”) of New York stock	81,347	71,734
Accrued interest receivable	31,065	28,133
Goodwill	210,895	210,895
Core deposit intangibles	2,057	2,457
Bank owned life insurance	296,493	292,825
Deferred income tax assets, net	47,225	51,973
Other real estate owned	—	12,956
Other assets	100,989	110,546
Total Assets	$7,841,972	$8,064,815

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest-bearing	$586,089	$609,999
Interest-bearing	4,622,961	5,019,184
Total deposits	5,209,050	5,629,183
Borrowings	1,722,178	1,506,812
Advance payments by borrowers for taxes	17,387	18,338
Other liabilities	44,279	41,198
Total Liabilities	6,992,894	7,195,531

Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 800,000,000 shares authorized; 64,436,995 shares and 65,864,075 shares issued and outstanding, respectively	644	659
Paid-in capital	493,187	503,332
Retained earnings	440,308	457,611
Unearned employee stock ownership plan shares; 2,207,675 shares and 2,358,198 shares, respectively	(21,402)	(22,862)
Accumulated other comprehensive loss	(63,659)	(69,456)
Total Stockholders' Equity	849,078	869,284
Total Liabilities and Stockholders' Equity	$7,841,972	$8,064,815
See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Interest Income
Loans	$64,035	$60,172	$190,188	$171,103
Taxable investment securities	15,490	15,459	48,511	39,119
Tax-exempt investment securities	85	99	256	603
Other interest-earning assets	2,475	1,441	6,923	3,207
Total Interest Income	82,085	77,171	245,878	214,032

Interest Expense
Deposits	32,320	22,246	90,227	51,937
Borrowings	15,446	12,554	46,333	26,410
Total Interest Expense	47,766	34,800	136,560	78,347
Net Interest Income	34,319	42,371	109,318	135,685
Provision for credit losses	349	451	2,699	2,792
Net Interest Income after Provision for Credit Losses	33,970	41,920	106,619	132,893

Non-Interest Income
Fees and service charges	657	910	2,029	2,407
Loss on sale and call of securities	—	—	(18,135)	(15,227)
Loss on sale of loans	(712)	(2,373)	(393)	(1,844)
Loss on write down of other real estate owned	—	—	(974)	—
Income from bank owned life insurance	3,039	1,581	5,867	7,040
Electronic banking fees and charges	464	457	1,227	1,360
Other income	755	1,071	2,580	5,349
Total Non-Interest Income	4,203	1,646	(7,799)	(915)

Non-Interest Expense
Salaries and employee benefits	16,911	18,005	51,954	58,274
Net occupancy expense of premises	2,863	3,097	8,295	9,174
Equipment and systems	3,823	3,537	11,438	11,066
Advertising and marketing	387	413	916	1,891
Federal deposit insurance premium	1,429	1,546	4,448	3,678
Directors' compensation	360	340	1,146	1,019
Other expense	3,286	3,414	10,403	9,888
Total Non-Interest Expense	29,059	30,352	88,600	94,990
Income before Income Taxes	9,114	13,214	10,220	36,988
Income tax expense	1,717	2,902	6,808	8,190
Net Income	$7,397	$10,312	$3,412	$28,798

Net Income per Common Share (EPS)
Basic	$0.12	$0.16	$0.06	$0.44
Diluted	$0.12	$0.16	$0.06	$0.44
Weighted Average Number of Common Shares Outstanding
Basic	62,205	64,769	62,507	65,181
Diluted	62,211	64,783	62,507	65,191
See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Net Income	$7,397	$10,312	$3,412	$28,798
Other Comprehensive Income (Loss) , net of tax:
Net unrealized (loss) gain on securities available for sale	(6,449)	6,903	3,225	(27,299)
Net realized loss on sale and call of securities available for sale	—	—	12,876	10,811
Fair value adjustments on derivatives	6,630	(10,931)	(10,206)	(806)
Benefit plan adjustments	(10)	(4)	(98)	(32)
Total Other Comprehensive Income (Loss)	171	(4,032)	5,797	(17,326)
Total Comprehensive Income	$7,568	$6,280	$9,209	$11,472
See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Per Share Data, Unaudited)

	Common Stock		Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance - December 31, 2022	67,388	$674	$515,332	$449,489	$(23,834)	$(69,021)	$872,640
Net income	—	—	—	10,312	—	—	10,312
Other comprehensive loss, net of income tax	—	—	—	—	—	(4,032)	(4,032)
ESOP shares committed to be released (50 shares)	—	—	(1)	—	486	—	485
Stock repurchases	(698)	(7)	(6,685)	—	—	—	(6,692)
Stock-based compensation expense	—	—	811	—	—	—	811
Cancellation of shares issued for restricted stock awards	(10)	—	(98)	—	—	—	(98)
Cash dividends declared ($0.11 per common share)	—	—	—	(7,196)	—	—	(7,196)
Balance - March 31, 2023	66,680	$667	$509,359	$452,605	$(23,348)	$(73,053)	$866,230

	Common Stock		Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance - June 30, 2022	68,666	$687	$528,396	$445,451	$(24,807)	$(55,727)	$894,000
Net income	—	—	—	28,798	—	—	28,798
Other comprehensive loss, net of income tax	—	—	—	—	—	(17,326)	(17,326)
ESOP shares committed to be released (150 shares)	—	—	105	—	1,459	—	1,564
Stock repurchases	(2,008)	(21)	(21,109)	—	—	—	(21,130)
Issuance of stock under stock benefit plans	61	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	2,407	—	—	—	2,407
Cancellation of shares issued for restricted stock awards	(39)	—	(439)	—	—	—	(439)
Cash dividends declared ($0.33 per common share)	—	—	—	(21,644)	—	—	(21,644)
Balance - March 31, 2023	66,680	$667	$509,359	$452,605	$(23,348)	$(73,053)	$866,230

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
(In Thousands, Except Per Share Data, Unaudited)

	Common Stock		Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance - December 31, 2023	64,445	$645	$493,297	$439,755	$(21,889)	$(63,830)	$847,978
Net Income	—	—	—	7,397	—	—	7,397
Other comprehensive income, net of income tax	—	—	—	—	—	171	171
ESOP shares committed to be released (50 shares)	—	—	(135)	—	487	—	352
Stock-based compensation expense	—	—	95	—	—	—	95
Cancellation of shares issued for restricted stock awards	(8)	(1)	(70)	—	—	—	(71)
Cash dividends declared ($0.11 per common share)	—	—	—	(6,844)	—	—	(6,844)
Balance - March 31, 2024	64,437	$644	$493,187	$440,308	$(21,402)	$(63,659)	$849,078

	Common Stock		Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance - June 30, 2023	65,864	$659	$503,332	$457,611	$(22,862)	$(69,456)	$869,284
Net Income	—	—	—	3,412	—	—	3,412
Other comprehensive income, net of income tax	—	—	—	—	—	5,797	5,797
ESOP shares committed to be released (150 shares)	—	—	(337)	—	1,460	—	1,123
Stock repurchases	(1,505)	(15)	(11,225)	—	—	—	(11,240)
Issuance of stock under stock benefit plans	133	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	1,887	—	—	—	1,887
Cancellation of shares issued for restricted stock awards	(55)	(1)	(469)	—	—	—	(470)
Cash dividends declared ($0.33 per common share)	—	—	—	(20,715)	—	—	(20,715)
Balance - March 31, 2024	64,437	$644	$493,187	$440,308	$(21,402)	$(63,659)	$849,078
See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Unaudited)

	Nine Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$3,412	$28,798
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	3,590	4,353
Net accretion of yield adjustments	(2,038)	(4,306)
Deferred income taxes	2,438	3,150
Amortization of intangible assets	400	430
Accretion of benefit plans’ unrecognized net gain	(139)	(44)
Provision for credit losses	2,699	2,792
Loss on write-down of other real estate owned	974	—
Loans originated for sale	(53,979)	(76,852)
Proceeds from sale of mortgage loans held-for-sale	69,814	101,054
Gain on sale of mortgage loans held-for-sale, net	393	1,899
Realized loss on sale/call of investment securities available for sale	18,135	15,227
Realized gain on sale of loans receivable	—	(55)
Realized gain on disposition of premises and equipment	(11)	(2,886)
Increase in cash surrender value of bank owned life insurance	(5,867)	(7,040)
ESOP and stock-based compensation expense	3,010	3,971
Increase in interest receivable	(2,932)	(8,328)
(Increase) decrease in other assets	(6,004)	93
Increase in interest payable	466	9,073
Increase (decrease) in other liabilities	2,352	(13,428)
Net Cash Provided by Operating Activities	36,713	57,901

Cash Flows from Investing Activities:
Purchases of:
Investment securities available for sale	(64,000)	(166,483)
Investment securities held to maturity	(300)	(40,398)
Proceeds from:
Repayments/calls/maturities of investment securities available for sale	94,129	100,149
Repayments/calls/maturities of investment securities held to maturity	7,019	8,831
Sales of investment securities available for sale	104,083	105,199
Purchase of loans	(60,341)	(702)
Net decrease (increase) in loans receivable	118,330	(559,794)
Proceeds from sale of loans receivable	—	706
Purchase of interest rate contracts	(887)	(758)
Proceeds from the sale of other real estate owned	11,982	—
Additions to premises and equipment	(323)	(1,255)
Proceeds from death benefit of bank owned life insurance	1,900	4,997
Net surrender of bank owned life insurance	299	—
Proceeds from cash settlement of premises and equipment	—	3,480
Purchase of FHLB stock	(54,544)	(84,310)
Redemption of FHLB stock	44,931	55,135
Net Cash Provided by (Used in) Investing Activities	202,278	(575,203)
See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands, Unaudited)

	Nine Months Ended March 31,
	2024	2023

Cash Flows from Financing Activities:
Net decrease in deposits	(420,105)	(58,613)
Repayment of term FHLB advances	(4,475,000)	(4,615,000)
Proceeds from term FHLB advances and other borrowings	4,650,000	5,120,000
Net increase in other short-term borrowings	40,000	205,000
Net (decrease) increase in advance payments by borrowers for taxes	(951)	1,960
Repurchase and cancellation of common stock of Kearny Financial Corp.	(11,240)	(21,130)
Cancellation of shares repurchased on vesting to pay taxes	(470)	(439)
Dividends paid	(20,713)	(21,523)
Net Cash (Used in) Provided by Financing Activities	(238,479)	610,255
Net Increase in Cash and Cash Equivalents	512	92,953
Cash and Cash Equivalents - Beginning	70,515	101,615
Cash and Cash Equivalents - Ending	$71,027	$194,568

Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Income taxes, net of refunds	$4,819	$8,618
Interest	$136,094	$69,707

Non-cash investing and financing activities:
Acquisition of other real estate owned in settlement of loans	$—	$13,232
Transfers from loans receivable to loans held-for-sale	$10,754	$2,628
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
Basis of Presentation
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include the information or footnotes necessary for a complete presentation of financial condition, income, comprehensive income, changes in stockholders’ equity and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the unaudited consolidated financial statements have been included. The results of operations for the nine months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.
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
2.    SUBSEQUENT EVENTS
The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of March 31, 2024, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date this document was filed.
On April 25, 2024, the Company declared a quarterly cash dividend of $0.11 per share, payable on May 22, 2024 to stockholders of record as of May 8, 2024.
3.    RECENT ACCOUNTING PRONOUNCEMENTS
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. This ASU requires enhanced disclosures of segment information for all public entities, including those that have a single reportable segment, primarily in the area of segment revenues and expenses. Entities that have a single reportable segment, like the Company, will be required to provide all the disclosures required by this ASU and all existing segment disclosures requirements in ASC 280, Segment Reporting. This ASU is effective for the Company on July 1, 2024. The Company is currently evaluating the effect this ASU will have on the Company’s segment disclosures.
Recently Adopted Accounting Standards
In March 2022, the FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) to improve the usefulness of information provided to investors about certain loan refinancings, restructurings and writeoffs. ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings by creditors and enhances disclosure requirements for certain modifications made to borrowers experiencing financial difficulty. In addition, ASU 2022-02 requires public business entities to disclose current-period gross writeoffs for financing receivables and net investments in leases by year of origination in the vintage disclosures. For entities that have adopted ASU 2016-13, the amendments in ASU 2022-02 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022.

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
4.    SECURITIES
The following tables present the amortized cost, gross unrealized gains and losses and estimated fair values for available for sale securities and the amortized cost, gross unrecognized gains and losses and estimated fair values for held to maturity securities as of the dates indicated:

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Available for sale:
Debt securities:
Asset-backed securities	$86,707	$193	$540	$—	$86,360
Collateralized loan obligations	405,125	2,023	453	—	406,695
Corporate bonds	145,911	—	20,830	—	125,081
Total debt securities	637,743	2,216	21,823	—	618,136

Mortgage-backed securities:
Residential pass-through securities (1)	437,009	7	92,044	—	344,972
Commercial pass-through securities (1)	157,421	—	21,874	—	135,547
Total mortgage-backed securities	594,430	7	113,918	—	480,519

Total securities available for sale	$1,232,173	$2,223	$135,741	$—	$1,098,655
___________________________
(1)Government-sponsored enterprises.

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Available for sale:
Debt securities:
Asset-backed securities	$138,281	$4	$2,115	$—	$136,170
Collateralized loan obligations	381,915	268	5,187	—	376,996
Corporate bonds	159,666	—	24,648	—	135,018
Total debt securities	679,862	272	31,950	—	648,184

Mortgage-backed securities:
Residential pass-through securities (1)	539,506	2	103,357	—	436,151
Commercial pass-through securities (1)	164,499	—	21,105	—	143,394
Total mortgage-backed securities	704,005	2	124,462	—	579,545

Total securities available for sale	$1,383,867	$274	$156,412	$—	$1,227,729
___________________________
(1)Government-sponsored enterprises.

	March 31, 2024
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Held to maturity:
Debt securities:
Obligations of state and political subdivisions	$14,345	$2	$271	$—	$14,076
Total debt securities	14,345	2	271	—	14,076

Mortgage-backed securities:
Residential pass-through securities (1)	113,075	—	13,727	—	99,348
Commercial pass-through securities (1)	12,223	—	2,071	—	10,152
Total mortgage-backed securities	125,298	—	15,798	—	109,500

Total securities held to maturity	$139,643	$2	$16,069	$—	$123,576
___________________________
(1)Government-sponsored enterprises.

	June 30, 2023
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Held to maturity:
Debt securities:
Obligations of state and political subdivisions	$16,051	$—	$321	$—	$15,730
Total debt securities	16,051	—	321	—	15,730

Mortgage-backed securities:
Residential pass-through securities (1)	118,166	—	12,736	—	105,430
Commercial pass-through securities (1)	12,248	—	2,239	—	10,009
Total mortgage-backed securities	130,414	—	14,975	—	115,439

Total securities held to maturity	$146,465	$—	$15,296	$—	$131,169
___________________________
(1)Government-sponsored enterprises.
Excluding the balances of mortgage-backed securities, the following tables present the amortized cost and estimated fair values of debt securities available for sale and held to maturity, by contractual maturity, at March 31, 2024:

	March 31, 2024
	Amortized Cost	Fair Value
	(In Thousands)
Available for sale debt securities:
Due in one year or less	$—	$—
Due after one year through five years	31,865	29,942
Due after five years through ten years	379,427	363,512
Due after ten years	226,451	224,682
Total	$637,743	$618,136

	March 31, 2024
	Amortized Cost	Fair Value
	(In Thousands)
Held to maturity debt securities:
Due in one year or less	$5,629	$5,581
Due after one year through five years	8,108	7,908
Due after five years through ten years	608	587
Due after ten years	—	—
Total	$14,345	$14,076

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
	(In Thousands)
Available for sale securities sold:
Proceeds from sales of securities	$—	$—	$104,083	$105,199

Gross realized losses	$—	$—	$(18,135)	$(15,227)
Net loss on sales of securities	$—	$—	$(18,135)	$(15,227)

The carrying value of securities pledged were as follows as of the dates presented below:

	March 31, 2024	June 30, 2023
	(In Thousands)
Securities pledged:
Pledged to secure public funds on deposit	$154,608	$201,239
Pledged for potential borrowings at the Federal Reserve Bank of New York	507,101	529,216
Pledged for the bank term funding program	90,796	—
Total carrying value of securities pledged	$752,505	$730,455
The following tables present the gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that securities have been in a continuous unrealized loss position within the available for sale portfolio at March 31, 2024 and June 30, 2023:

	March 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale:
Asset-backed securities	$17,864	$378	$55,186	$162	10	$73,050	$540
Collateralized loan obligations	851	—	126,886	453	10	127,737	453
Corporate bonds	—	—	125,081	20,830	27	125,081	20,830
Commercial pass-through securities	46,890	1,217	88,656	20,657	9	135,546	21,874
Residential pass-through securities	56	1	344,458	92,043	102	344,514	92,044
Total	$65,661	$1,596	$740,267	$134,145	158	$805,928	$135,741

	June 30, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale:
Asset-backed securities	$33,833	$129	$98,828	$1,986	14	$132,661	$2,115
Collateralized loan obligations	46,903	135	294,813	5,052	26	341,716	5,187
Corporate bonds	25,511	1,354	109,507	23,294	31	135,018	24,648
Commercial pass-through securities	63,531	1,380	79,863	19,725	12	143,394	21,105
Residential pass-through securities	10,520	702	425,170	102,655	108	435,690	103,357
Total	$180,298	$3,700	$1,008,181	$152,712	191	$1,188,479	$156,412

The following table presents the gross unrecognized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that securities have been in a continuous unrecognized loss position within the held to maturity portfolio at March 31, 2024 and June 30, 2023:

	March 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Number of Securities	Fair Value	Unrecognized Losses
	(Dollars in Thousands)
Securities Held to Maturity:
Obligations of state and political subdivisions	$458	$6	$13,317	$265	26	$13,775	$271
Commercial pass-through securities	—	—	10,152	2,071	1	10,152	2,071
Residential pass-through securities	36,152	201	63,196	13,526	9	99,348	13,727
Total	$36,610	$207	$86,665	$15,862	36	$123,275	$16,069

	June 30, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Number of Securities	Fair Value	Unrecognized Losses
	(Dollars in Thousands)
Securities Held to Maturity:
Obligations of state and political subdivisions	$13,642	$268	$2,088	$53	32	$15,730	$321
Commercial pass-through securities	—	—	10,009	2,239	1	10,009	2,239
Residential pass-through securities	38,135	319	67,295	12,417	9	105,430	12,736
Total	$51,777	$587	$79,392	$14,709	42	$131,169	$15,296
Available for sale securities are evaluated to determine if a decline in fair value below the amortized cost basis has resulted from a credit loss or from other factors. An impairment related to credit factors would be recorded through an allowance for credit losses. The allowance is limited to the amount by which the security’s amortized cost basis exceeds the fair value. An impairment that has not been recorded through an allowance for credit losses shall be recorded through other comprehensive income, net of applicable taxes. Investment securities will be written down to fair value through the Consolidated Statement of Income if management intends to sell, or may be required to sell, the securities before they recover in value. The issuers of these securities continue to make timely principal and interest payments and none of these securities were past due or were placed in nonaccrual status at March 31, 2024. Management believes that the unrealized losses on these securities are a function of changes in market interest rates and credit spreads, not changes in credit quality. No allowance for credit losses was recorded at March 31, 2024 on available for sale securities.
The sale of available for sale securities during the nine months ended March 31, 2024 was part of an investment security repositioning completed in December 2023. The sale proceeds were utilized for reinvestment into higher yielding loans and investment securities, and for repayment of higher-cost wholesale borrowings. The Company was not required to sell these securities.
At March 31, 2024, the held to maturity securities portfolio consists of agency mortgage-backed securities and obligations of state and political subdivisions. The mortgage-backed securities are issued by U.S. government agencies and are implicitly guaranteed by the U.S. government. The obligations of state and political subdivisions in the portfolio are highly rated by major rating agencies and have a long history of no credit losses. The Company regularly monitors the obligations of state and political subdivisions sector of the market and reviews collectability including such factors as the financial condition of the issuers as well as credit ratings in effect as of the reporting period. No allowance for credit losses was recorded at March 31, 2024 on held to maturity securities.

5.    LOANS RECEIVABLE
The following table sets forth the composition of the Company’s loan portfolio at March 31, 2024 and June 30, 2023:

	March 31, 2024	June 30, 2023
	(In Thousands)
Commercial loans:
Multi-family mortgage	$2,645,195	$2,761,775
Nonresidential mortgage	965,539	968,574
Commercial business	147,326	146,861
Construction	229,457	226,609
Total commercial loans	3,987,517	4,103,819

One- to four-family residential mortgage	1,741,644	1,700,559

Consumer loans:
Home equity loans	42,731	43,549
Other consumer	3,198	2,549
Total consumer loans	45,929	46,098

Total loans	5,775,090	5,850,476

Unaccreted yield adjustments (1)	(16,754)	(21,055)

Total loans receivable, net of yield adjustments	$5,758,336	$5,829,421
___________________________
(1)At March 31, 2024 and June 30, 2023, included a fair value adjustment to the carrying amount of hedged one- to four-family residential mortgage loans.
Past Due Loans
Past due status is based on the contractual payment terms of the loans. The following tables present the payment status of past due loans as of March 31, 2024 and June 30, 2023, by loan segment:

	Payment Status March 31, 2024
	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(In Thousands)
Multi-family mortgage	$2,725	$—	$19,912	$22,637	$2,622,558	$2,645,195
Nonresidential mortgage	5,912	174	3,230	9,316	956,223	965,539
Commercial business	1,495	104	640	2,239	145,087	147,326
Construction	—	—	—	—	229,457	229,457
One- to four-family residential mortgage	2,308	2,043	2,893	7,244	1,734,400	1,741,644
Home equity loans	325	25	19	369	42,362	42,731
Other consumer	—	—	—	—	3,198	3,198
Total loans	$12,765	$2,346	$26,694	$41,805	$5,733,285	$5,775,090

	Payment Status June 30, 2023
	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(In Thousands)
Multi-family mortgage	$2,958	$—	$10,756	$13,714	$2,748,061	$2,761,775
Nonresidential mortgage	792	—	8,233	9,025	959,549	968,574
Commercial business	528	16	236	780	146,081	146,861
Construction	—	—	—	—	226,609	226,609
One- to four-family residential mortgage	2,019	1,202	3,731	6,952	1,693,607	1,700,559
Home equity loans	25	—	50	75	43,474	43,549
Other consumer	—	—	—	—	2,549	2,549
Total loans	$6,322	$1,218	$23,006	$30,546	$5,819,930	$5,850,476

Nonperforming Loans
Loans are generally placed on nonaccrual status when contractual payments become 90 or more days past due or when the Company does not expect to receive all principal and interest payments owed substantially in accordance with the terms of the loan agreement, regardless of past due status. Loans that become 90 days past due, but are well secured and in the process of collection, may remain on accrual status. Nonaccrual loans are generally returned to accrual status when all payments due are brought current and the Company expects to receive all remaining principal and interest payments owed substantially in accordance with the terms of the loan agreement. Payments received in cash on nonaccrual loans, including both the principal and interest portions of those payments, are generally applied to reduce the carrying value of the loan. The Company did not recognize interest income on non-accrual loans during the nine months ended March 31, 2024 and 2023.
The following tables present information relating to the Company’s nonperforming loans as of March 31, 2024 and June 30, 2023:

	Performance Status March 31, 2024
	90 Days and Over Past Due Accruing	Nonaccrual Loans with Allowance for Credit Losses	Nonaccrual Loans with no Allowance for Credit Losses	Total Nonperforming	Performing	Total
	(In Thousands)
Multi-family mortgage	$—	$1,904	$23,278	$25,182	$2,620,013	$2,645,195
Nonresidential mortgage	—	174	4,314	4,488	961,051	965,539
Commercial business	—	827	3,362	4,189	143,137	147,326
Construction	—	—	—	—	229,457	229,457
One- to four-family residential mortgage	—	1,379	4,263	5,642	1,736,002	1,741,644
Home equity loans	—	—	45	45	42,686	42,731
Other consumer	—	—	—	—	3,198	3,198
Total loans	$—	$4,284	$35,262	$39,546	$5,735,544	$5,775,090

	Performance Status June 30, 2023
	90 Days and Over Past Due Accruing	Nonaccrual Loans with Allowance for Credit Losses	Nonaccrual Loans with no Allowance for Credit Losses	Total Nonperforming	Performing	Total
	(In Thousands)
Multi-family mortgage	$—	$5,686	$13,428	$19,114	$2,742,661	$2,761,775
Nonresidential mortgage	—	11,815	4,725	16,540	952,034	968,574
Commercial business	—	71	181	252	146,609	146,861
Construction	—	—	—	—	226,609	226,609
One- to four-family residential mortgage	—	1,640	5,031	6,671	1,693,888	1,700,559
Home equity loans	—	—	50	50	43,499	43,549
Other consumer	—	—	—	—	2,549	2,549
Total loans	$—	$19,212	$23,415	$42,627	$5,807,849	$5,850,476
Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Effective July 1, 2023, the Company adopted ASU 2022-02, which eliminated the accounting for TDRs while expanding loan modification and vintage disclosure requirements. See Note 3 to the consolidated financial statements for further information.

The following tables presents the amortized cost basis at March 31, 2024 of loan modifications made to borrowers experiencing financial difficulty that were restructured during the three and nine months ended March 31, 2024 by type of modification:

	Three Months Ended March 31, 2024
	Payment Delay	Term Extension	Total	Percent of Total Class
	(Dollars In Thousands)
Nonresidential mortgage	$—	$786	$786	0.08%
Total	$—	$786	$786	0.01%

	Nine Months Ended March 31, 2024
	Payment Delay	Term Extension	Total	Percent of Total Class
	(Dollars In Thousands)
Multi-family mortgage	$2,774	$—	$2,774	0.10%
Nonresidential mortgage	—	786	786	0.08%
Commercial business	45	—	45	0.03%
One- to four-family residential mortgage	489	45	534	0.03%
Home equity loans	—	25	25	0.06%
Total	$3,308	$856	$4,164	0.08%

No modifications involved forgiveness of principal or interest rate reductions. There were no commitments to lend additional funds to borrowers experiencing financial difficulty whose terms have been restructured at March 31, 2024.
All loans to borrowers experiencing financial difficulty that have been modified during the three months ended March 31, 2024 were current to their contractual payments as of March 31, 2024. During the nine months ended March 31, 2024 (since adoption of ASU 2022-02), one residential mortgage loan with a carrying value of $490,000 was modified and subsequently defaulted on payment. For restructured loans, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due or classified into non-accrual status during the reporting period.
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

The following table presents total TDRs at June 30, 2023:

	June 30, 2023
	Accrual		Non-accrual		Total
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(Dollars In Thousands)
Commercial loans:
Multi-family mortgage	—	$—	2	$5,400	2	$5,400
Nonresidential mortgage	3	170	2	700	5	870
Commercial business	6	3,197	—	—	6	3,197
Total commercial loans	9	3,367	4	6,100	13	9,467

One- to four-family residential mortgage	39	6,752	4	774	43	7,526

Consumer loans:
Home equity loans	6	368	—	—	6	368
Total	54	$10,487	8	$6,874	62	$17,361
As of March 31, 2024, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured in a TDR.
The following table presents information regarding TDRs that occurred during the three and nine months ended March 31, 2023:

	Three Months Ended March 31, 2023
	# of Loans	Pre- modification Recorded Investment	Post- modification Recorded Investment
	(Dollars In Thousands)
Commercial business	1	$67	$67
Total	1	$67	$67

	Nine Months Ended March 31, 2023
	# of Loans	Pre- modification Recorded Investment	Post- modification Recorded Investment
	(Dollars In Thousands)
Commercial business	2	$74	$74
One- to four-family residential mortgage	2	708	705
Home equity loans	1	35	35
Total	5	$817	$814
During the three and nine months ended March 31, 2023, there were charge-offs of $6,000 and $103,000, respectively, related to TDRs. During the three and nine months ended March 31, 2023, there were two TDR defaults totaling $649,000.
Loan modifications generally involve a reduction in interest rates and/or extension of maturity dates and also may include step up interest rates in their modified terms which will impact their weighted average yield in the future. The loans which qualified as TDRs during the three and nine months ended March 31, 2023, capitalized prior past due amounts and modified the repayment terms.

Individually Analyzed Loans
Individually analyzed loans include loans which do not share similar risk characteristics with other loans. Loans previously modified as TDRs and loan modifications made to borrowers experiencing financial difficulty will generally be evaluated for individual impairment, however, after a period of sustained repayment performance which permits the credit to be returned to accrual status, the loans would generally be removed from individual impairment analysis and returned to its corresponding pool. As of March 31, 2024, the carrying value of individually analyzed loans, including loans acquired with deteriorated credit quality that were individually analyzed, totaled $39.5 million, of which $32.8 million were considered collateral dependent.
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
The following table presents the carrying value and related allowance of collateral dependent individually analyzed loans at the dates indicated:

	March 31, 2024		June 30, 2023
	Carrying Value	Related Allowance	Carrying Value	Related Allowance
	(In Thousands)
Commercial loans:
Multi-family mortgage	$25,182	$9	$19,114	$326
Nonresidential mortgage (1)	3,230	—	16,207	3,001
Commercial business (2)	3,323	—	—	—
Total commercial loans	31,735	9	35,321	3,327

One- to four-family residential mortgage (2)	1,056	—	2,875	—

Consumer loans:
Home equity loans (2)	19	—	—	—

Total	$32,810	$9	$38,196	$3,327
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
Loss – Loans which are considered uncollectible or of so little value that their continuance as assets is not warranted.

The following table presents the risk category of loans and current period gross charge-offs as of March 31, 2024 by loan segment and vintage year:

	Term Loans by Origination Year for Fiscal Years ended June 30,
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
	(In Thousands)
Multi-family mortgage:
Pass	$16,520	$598,167	$953,096	$217,401	$201,040	$611,894	$—	$2,598,118
Special Mention	—	—	—	—	—	6,519	—	6,519
Substandard	—	—	—	9,626	—	30,932	—	40,558
Doubtful	—	—	—	—	—	—	—	—
Total multi-family mortgage	16,520	598,167	953,096	227,027	201,040	649,345	—	2,645,195
Multi-family current period gross charge-offs	—	—	—	—	—	389	—	389
Nonresidential mortgage:
Pass	64,851	106,424	205,793	90,222	50,767	420,499	150	938,706
Special Mention	—	—	—	—	—	11,217	—	11,217
Substandard	—	—	—	871	—	14,745	—	15,616
Doubtful	—	—	—	—	—	—	—	—
Total nonresidential mortgage	64,851	106,424	205,793	91,093	50,767	446,461	150	965,539
Nonresidential current period gross charge-offs	—	—	—	—	—	5,975	—	5,975
Commercial business:
Pass	10,216	8,906	26,884	18,963	6,401	8,470	57,867	137,707
Special Mention	—	—	1,618	464	—	1,775	—	3,857
Substandard	—	—	—	3,406	179	2,049	128	5,762
Doubtful	—	—	—	—	—	—	—	—
Total commercial business	10,216	8,906	28,502	22,833	6,580	12,294	57,995	147,326
Commercial current period gross charge-offs	—	—	—	5	336	11	—	352
Construction loans:
Pass	36,988	43,602	43,182	67,408	8,352	3,751	5,735	209,018
Special Mention	—	—	—	20,439	—	—	—	20,439
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total construction loans	36,988	43,602	43,182	87,847	8,352	3,751	5,735	229,457
Residential mortgage:
Pass	139,316	185,852	439,300	467,793	78,137	419,604	267	1,730,269
Special Mention	—	514	—	—	—	1,656	—	2,170
Substandard	—	—	528	—	—	8,677	—	9,205
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage	139,316	186,366	439,828	467,793	78,137	429,937	267	1,741,644
Residential current period gross charge-offs	—	—	—	—	—	37	—	37
Home equity loans:
Pass	1,239	6,082	2,300	359	1,069	8,406	22,934	42,389
Special Mention	—	—	—	—	—	—	95	95
Substandard	—	—	—	—	—	247	—	247
Doubtful	—	—	—	—	—	—	—	—
Total home equity loans	1,239	6,082	2,300	359	1,069	8,653	23,029	42,731
Other consumer loans
Pass	1,017	231	213	129	466	1,015	40	3,111
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	1	1
Doubtful	—	—	—	—	—	—	86	86
Other consumer loans	1,017	231	213	129	466	1,015	127	3,198
Total loans	$270,147	$949,778	$1,672,914	$897,081	$346,411	$1,551,456	$87,303	$5,775,090
Total current period gross charge-offs	$—	$—	$—	$5	$336	$6,412	$—	$6,753

The following table presents the risk category of loans as of June 30, 2023 by loan segment and vintage year:

	Term Loans by Origination Year for Fiscal Years ended June 30,
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
	(In Thousands)
Multi-family mortgage:
Pass	$603,260	$954,554	$213,482	$198,969	$226,929	$510,485	$—	$2,707,679
Special Mention	—	—	—	—	6,006	6,647	—	12,653
Substandard	—	—	9,809	—	9,432	22,202	—	41,443
Doubtful	—	—	—	—	—	—	—	—
Total multi-family mortgage	603,260	954,554	223,291	198,969	242,367	539,334	—	2,761,775
Nonresidential mortgage:
Pass	109,725	220,443	83,032	51,933	59,197	414,742	6,000	945,072
Special Mention	—	—	—	—	—	378	—	378
Substandard	—	—	708	—	919	21,497	—	23,124
Doubtful	—	—	—	—	—	—	—	—
Total nonresidential mortgage	109,725	220,443	83,740	51,933	60,116	436,617	6,000	968,574
Commercial business:
Pass	10,364	28,644	25,304	7,875	1,731	8,776	59,031	141,725
Special Mention	—	—	—	47	176	2,456	371	3,050
Substandard	—	—	—	395	60	1,385	246	2,086
Doubtful	—	—	—	—	—	—	—	—
Total commercial business	10,364	28,644	25,304	8,317	1,967	12,617	59,648	146,861
Construction loans:
Pass	25,070	36,389	143,086	12,275	2,961	1,093	5,735	226,609
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total construction loans	25,070	36,389	143,086	12,275	2,961	1,093	5,735	226,609
Residential mortgage:
Pass	195,521	454,504	491,460	80,431	45,741	422,472	—	1,690,129
Special Mention	—	—	—	—	1,168	425	—	1,593
Substandard	—	542	—	—	80	8,215	—	8,837
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage	195,521	455,046	491,460	80,431	46,989	431,112	—	1,700,559
Home equity loans:
Pass	7,682	2,567	607	1,264	2,478	7,280	21,384	43,262
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	287	—	287
Doubtful	—	—	—	—	—	—	—	—
Total home equity loans	7,682	2,567	607	1,264	2,478	7,567	21,384	43,549
Other consumer loans
Pass	367	247	110	494	302	912	42	2,474
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	75	75
Other consumer loans	367	247	110	494	302	912	117	2,549
Total loans	$951,989	$1,697,890	$967,598	$353,683	$357,180	$1,429,252	$92,884	$5,850,476

Mortgage Loans in Foreclosure
The Company may obtain physical possession of one- to four-family real estate collateralizing a residential mortgage loan or nonresidential real estate collateralizing a nonresidential mortgage loan via foreclosure or through an in-substance repossession. As of March 31, 2024, the Company held one residential mortgage loan with an aggregate carrying value of $558,100 and five commercial mortgage loans with aggregate carrying values totaling $10.6 million which were in the process of foreclosure. As of June 30, 2023, the Company held one nonresidential property with a carrying value of $13.0 million in other real estate owned that was acquired through foreclosure on a nonresidential mortgage loan and was sold in January 2024. As of that same date, the Company held three residential mortgage loans with aggregate carrying values totaling $950,000 and six commercial mortgage loans with aggregate carrying values totaling $9.2 million which were in the process of foreclosure.
6.    ALLOWANCE FOR CREDIT LOSSES
Allowance for Credit Losses on Loans Receivable
The following tables present the balance of the allowance for credit losses at March 31, 2024 and June 30, 2023. The balance of the allowance for credit losses is based on an expected loss methodology, referred to as the “CECL” methodology. The tables identify the valuation allowances attributable to specifically identified impairments on individually analyzed loans, including those acquired with deteriorated credit quality, as well as valuation allowances for impairments on loans collectively evaluated. The tables include the underlying balance of loans receivable applicable to each category as of those dates.

	Allowance for Credit Losses March 31, 2024
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total allowance for credit losses
	(In Thousands)
Multi-family mortgage	$—	$—	$9	$24,187	$24,196
Nonresidential mortgage	—	34	8	6,008	6,050
Commercial business	—	22	186	1,337	1,545
Construction	—	—	—	1,350	1,350
One- to four-family residential mortgage	12	101	12	11,250	11,375
Home equity loans	—	—	—	330	330
Other consumer	—	—	—	84	84
Total loans	$12	$157	$215	$44,546	$44,930

	Balance of Loans Receivable March 31, 2024
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total loans
	(In Thousands)
Multi-family mortgage	$—	$—	$25,182	$2,620,013	$2,645,195
Nonresidential mortgage	298	2,207	4,190	958,844	965,539
Commercial business	—	4,523	4,189	138,614	147,326
Construction	—	5,735	—	223,722	229,457
One- to four-family residential mortgage	955	3,821	4,687	1,732,181	1,741,644
Home equity loans	24	—	21	42,686	42,731
Other consumer	—	—	—	3,198	3,198
Total loans	$1,277	$16,286	$38,269	$5,719,258	$5,775,090
Unaccreted yield adjustments					(16,754)
Loans receivable, net of yield adjustments					$5,758,336

	Allowance for Credit Losses June 30, 2023
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total allowance for credit losses
	(In Thousands)
Multi-family mortgage	$—	$—	$326	$26,036	$26,362
Nonresidential mortgage	—	70	3,001	5,882	8,953
Commercial business	—	9	20	1,411	1,440
Construction	—	—	—	1,336	1,336
One- to four-family residential mortgage	3	132	70	10,032	10,237
Home equity loans	—	—	—	338	338
Other consumer	—	—	—	68	68
Total loans	$3	$211	$3,417	$45,103	$48,734

	Balance of Loans Receivable June 30, 2023
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total loans
	(In Thousands)
Multi-family mortgage	$—	$—	$19,114	$2,742,661	$2,761,775
Nonresidential mortgage	333	3,562	16,207	948,472	968,574
Commercial business	—	4,237	252	142,372	146,861
Construction	—	5,735	—	220,874	226,609
One- to four-family residential mortgage	570	4,433	6,101	1,689,455	1,700,559
Home equity loans	25	—	25	43,499	43,549
Other consumer	—	—	—	2,549	2,549
Total loans	$928	$17,967	$41,699	$5,789,882	$5,850,476
Unaccreted yield adjustments					(21,055)
Loans receivable, net of yield adjustments					$5,829,421
The following tables present the activity in the allowance for credit losses on loans for the three and nine months ended March 31, 2024 and 2023.

	Changes in the Allowance for Credit Losses Three Months Ended March 31, 2024
	Balance at December 31, 2023	Charge-offs	Recoveries	Provision for (reversal of) credit losses	Balance at March 31, 2024
	(In Thousands)
Multi-family mortgage	$24,462	$(35)	$—	$(231)	$24,196
Nonresidential mortgage	5,888	(253)	—	415	6,050
Commercial business	1,293	(5)	7	250	1,545
Construction	1,171	—	—	179	1,350
One- to four-family residential mortgage	11,653	—	—	(278)	11,375
Home equity loans	330	—	—	—	330
Other consumer	70	—	—	14	84
Total loans	$44,867	$(293)	$7	$349	$44,930

	Changes in the Allowance for Credit Losses Nine Months Ended March 31, 2024
	Balance at June 30, 2023	Charge-offs	Recoveries	Provision for (reversal of) credit losses	Balance at March 31, 2024
	(In Thousands)
Multi-family mortgage	$26,362	$(389)	$—	$(1,777)	$24,196
Nonresidential mortgage	8,953	(5,975)	120	2,952	6,050
Commercial business	1,440	(352)	17	440	1,545
Construction	1,336	—	—	14	1,350
One- to four-family residential mortgage	10,237	(37)	113	1,062	11,375
Home equity loans	338	—	—	(8)	330
Other consumer	68	—	—	16	84
Total loans	$48,734	$(6,753)	$250	$2,699	$44,930

	Changes in the Allowance for Credit Losses Three Months Ended March 31, 2023
	Balance at December 31, 2022	Charge-offs	Recoveries	Provision for (reversal of) credit losses	Balance at March 31, 2023
	(In Thousands)
Multi-family mortgage	$27,498	$(4)	$—	$(322)	$27,172
Nonresidential mortgage	8,593	(6)	—	(343)	8,244
Commercial business	1,819	(205)	7	108	1,729
Construction	1,201	—	—	115	1,316
One- to four-family residential mortgage	9,355	—	2	908	10,265
Home equity loans	339	—	—	(12)	327
Other consumer	72	—	—	(3)	69
Total loans	$48,877	$(215)	$9	$451	$49,122

	Changes in the Allowance for Credit Losses Nine Months Ended March 31, 2023
	Balance at June 30, 2022	Charge-offs	Recoveries	Provision for (reversal of) credit losses	Balance at March 31, 2023
	(In Thousands)
Multi-family mortgage	$25,321	$(399)	$—	$2,250	$27,172
Nonresidential mortgage	10,590	(21)	—	(2,325)	8,244
Commercial business	1,792	(338)	24	251	1,729
Construction	1,486	—	—	(170)	1,316
One- to four-family residential mortgage	7,540	—	2	2,723	10,265
Home equity loans	245	—	—	82	327
Other consumer	84	—	4	(19)	69
Total loans	$47,058	$(758)	$30	$2,792	$49,122
Allowance for Credit Losses on Off Balance Sheet Commitments
The following table presents the activity in the allowance for credit losses on off balance sheet commitments recorded in other non-interest expense for the three and nine months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
	(In Thousands)
Balance at beginning of the period	$567	$819	$741	$1,041
Provision for (reversal of) credit losses	198	(90)	24	(312)
Balance at end of the period	$765	$729	$765	$729

7.    DEPOSITS
Deposits at March 31, 2024 and June 30, 2023 are summarized as follows:

	March 31, 2024	June 30, 2023
	(In Thousands)
Non-interest-bearing demand	$586,089	$609,999
Interest-bearing demand	2,349,032	2,252,912
Savings	630,456	748,721
Certificates of deposits	1,643,473	2,017,551
Total deposits	$5,209,050	$5,629,183
8.    BORROWINGS
Borrowings at March 31, 2024 and June 30, 2023 consisted of the following:

	March 31, 2024	June 30, 2023
	(In Thousands)
FHLB advances	$1,357,178	$1,281,812
Federal Reserve Bank Term Funding Program ("BTFP") borrowings	100,000	—
Overnight borrowings (1)	265,000	225,000
Total borrowings	$1,722,178	$1,506,812
___________________________
(1)At March 31, 2024, represented $265.0 million of FHLB overnight line of credit borrowings. At June 30, 2023, represented $125.0 million of FHLB overnight line of credit borrowings and $100.0 million of unsecured overnight borrowings from other financial institutions.
Fixed rate advances from the FHLB of New York and BTFP borrowings mature as follows:

	March 31, 2024		June 30, 2023
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars in Thousands)
By remaining period to maturity:
Less than one year	$1,228,500	5.22%	$972,500	5.36%
One to two years	29,000	2.77	103,500	2.68
Two to three years	—	—	6,500	2.82
Three to four years	200,000	3.98	—	—
Four to five years	—	—	200,000	3.98
Greater than five years	—	—	—	—
Total advances	1,457,500	5.00%	1,282,500	4.92%
Unamortized fair value adjustments	(322)		(688)
Total advances, net of fair value adjustments	$1,457,178		$1,281,812
At March 31, 2024, FHLB advances and overnight line of credit borrowings were collateralized by the FHLB capital stock owned by the Bank and mortgage loans with carrying values totaling approximately $4.38 billion. At June 30, 2023, FHLB advances and overnight line of credit borrowings were collateralized by the FHLB capital stock owned by the Bank and mortgage loans with carrying values totaling approximately $4.60 billion.
At March 31, 2024, BTFP borrowings were secured by agency mortgage-backed securities with a par value of $115.4 million. At June 30, 2023, the Company had no BTFP borrowings. The BTFP allows depository institutions to borrow up to the par value of eligible securities pledged at the Federal Reserve Bank.

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
Fair Values of Derivative Instruments on the Statement of Financial Condition
The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Statements of Financial Condition as of March 31, 2024 and June 30, 2023:

	March 31, 2024
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$55,794	Other liabilities	$—
Total		$55,794		$—

	June 30, 2023
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$71,624	Other liabilities	$—
Total		$71,624		$—
Cash Flow Hedges of Interest Rate Risk
The Company’s uses derivatives to add stability to interest expense and interest income and to manage its exposure to interest rate movements. The Company has entered into interest rate swaps, interest rate caps and an interest rate floor as part of its interest rate risk management strategy. These interest rate products are designated as cash flow hedges. As of March 31, 2024, the Company had a total of 12 interest rate swaps and caps with a total notional amount of $1.43 billion hedging specific wholesale funding and four interest rate floors with a notional amount of $400.0 million hedging floating-rate available for sale securities.
For derivatives designated as cash flow hedges, the gain or loss on the derivative is recorded in other comprehensive income, net of tax, and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.
For cash flow hedges on the Company’s wholesale funding positions, amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s hedged variable rate wholesale funding positions. During the three and nine months ended March 31, 2024, the Company reclassified $9.5 million and $18.8 million, respectively, as a reduction in interest expense. During the next twelve months, the Company estimates that $28.4 million will be reclassified as a reduction in interest expense.
For cash flow hedges on the Company’s assets, amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest income as interest payments are received on the Company’s hedged variable rate assets. During the three and nine months ended March 31, 2024, the Company did not reclassify any amount to interest income. During the next twelve months, the Company estimates that $500,000 will be reclassified as a reduction in interest income.

The table below presents the pre-tax effects of the Company’s derivative instruments designated as cash flow hedges on the Consolidated Statements of Income for the three and nine months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
	(In Thousands)
Amount of gain (loss) recognized in other comprehensive income	$18,798	$(8,936)	$13,920	$11,051
Amount of gain reclassified from accumulated other comprehensive income to interest expense	$9,461	$6,461	$28,295	$12,185
Fair Value Hedges of Interest Rate Risk
The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. Such derivatives are used to hedge the changes in fair value of certain of its pools of fixed rate assets. As of March 31, 2024, the Company had five interest rate swaps with a notional amount of $675.0 million hedging fixed-rate residential mortgage loans.
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivatives as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.
The table below presents the effects of the Company’s derivative instruments designated as fair value hedges on the Consolidated Statements of Income for the three and nine months ended March 31, 2024 and March 31, 2023:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
	(In Thousands)
(Loss) gain on hedged items recorded in interest income on loans	$(5,929)	$5,681	$2,077	$653
Gain (loss) on hedges recorded in interest income on loans	$8,565	$(4,521)	$5,832	$589
As of March 31, 2024 and June 30, 2023, the following amounts were recorded on the Statement of Financial Condition related to cumulative basis adjustment for fair value hedges:

	March 31, 2024	June 30, 2023
	(In Thousands)
Loans receivable:
Carrying amount of the hedged assets(1)	$665,640	$663,563
Fair value hedging adjustment included in the carrying amount of the hedged assets	$(9,360)	$(11,437)
___________________________________
(1)This amount includes the amortized cost basis of the closed portfolios of loans receivable used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At March 31, 2024 and June 30, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $1.06 billion and $1.10 billion, respectively.

Offsetting Derivatives
The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives in the Consolidated Statements of Financial Condition as of March 31, 2024 and June 30, 2023, respectively. The net amounts presented for derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Statements of Financial Condition.

	March 31, 2024
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
	(In Thousands)
Assets:
Interest rate contracts	$55,794	$—	$55,794	$—	$—	$55,794
Total	$55,794	$—	$55,794	$—	$—	$55,794

	June 30, 2023
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
	(In Thousands)
Assets:
Interest rate contracts	$72,418	$(794)	$71,624	$—	$—	$71,624
Total	$72,418	$(794)	$71,624	$—	$—	$71,624

Liabilities:
Interest rate contracts	$794	$(794)	$—	$—	$—	$—
Total	$794	$(794)	$—	$—	$—	$—
Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations and could be required to terminate its derivative positions with the counterparty. The Company also has agreements with its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well-capitalized institution, then the Company could be required to terminate its derivative positions with the counterparty. At March 31, 2024, none of the Company’s derivatives were in a net liability position. As required under the enforceable master netting arrangement with its derivatives counterparties, as of March 31, 2024 and June 30, 2023, the Company was not required to post financial collateral.
In addition to the derivative instruments noted above, the Company’s pipeline of loans held for sale at March 31, 2024 and June 30, 2023, included $13.4 million and $11.7 million, respectively, of in process loans whose terms included interest rate locks to borrowers, which are considered free-standing derivative instruments whose fair values are not material to the Company’s financial condition or results of operations.

10.    BENEFIT PLANS
Components of Net Periodic Expense
The following table sets forth the aggregate net periodic benefit expense for the Bank’s Benefit Equalization Plan, Postretirement Welfare Plan, Directors’ Consultation and Retirement Plan, Atlas Bank Retirement Income Plan and Supplemental Executive Retirement Plan:

	Three Months Ended March 31,		Nine Months Ended March 31,		Affected Line Item in the Consolidated Statements of Income
	2024	2023	2024	2023
	(In Thousands)
Service cost	$20	$24	$58	$258	Salaries and employee benefits
Interest cost	93	88	277	280	Other expense
Accretion of unrecognized gain	(15)	(6)	(45)	(18)	Other expense
Expected return on assets	(23)	(25)	(69)	(75)	Other expense
Net periodic benefit cost	$75	$81	$221	$445
2021 Equity Incentive Plan
During the nine months ended March 31, 2024, the Company granted 349,257 restricted stock units (“RSUs”) comprised of 255,062 service-based RSUs and 94,195 performance-based RSUs. The service-based RSUs will vest in three tranches over a period of three years and the performance-based RSUs will cliff vest upon the achievement of performance measures over the three-year period ending June 30, 2026. The number of performance-based RSUs that will vest, if any, will depend on whether, and to what extent, the performance measures are achieved. Common stock will be issued from authorized shares upon the vesting of the RSUs.
11.    INCOME TAXES
The following table presents a reconciliation between the reported income taxes for the periods presented and the income taxes which would be computed by applying the federal income tax rate of 21% to income for the three and nine months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
	(Dollars in Thousands)
Income before income taxes	$9,114	$13,214	$10,220	$36,988
Statutory federal tax rate	21%	21%	21%	21%
Federal income tax at statutory rate	$1,914	$2,775	$2,146	$7,767
(Reduction) increase in income taxes resulting from:
Tax exempt interest	(17)	(20)	(52)	(125)
State tax, net of federal tax effect	485	769	297	2,065
Incentive stock option compensation expense	—	3	5	9
Income from bank-owned life insurance	(504)	(332)	(1,218)	(1,469)
Surrender of bank-owned life insurance polices	76	—	5,789	—
Other items, net	(237)	(293)	(159)	(57)
Total income tax expense	$1,717	$2,902	$6,808	$8,190
Effective income tax rate	18.84%	21.96%	66.61%	22.14%

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
Assets and Liabilities Measured on a Recurring Basis:
The following methods and significant assumptions were used to estimate the fair values as of March 31, 2024 and June 30, 2023:
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

Those assets measured at fair value on a recurring basis are summarized below:

	March 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Debt securities available for sale:
Asset-backed securities	$—	$86,360	$—	$86,360
Collateralized loan obligations	—	406,695	—	406,695
Corporate bonds	—	125,081	—	125,081
Total debt securities	—	618,136	—	618,136

Mortgage-backed securities available for sale:
Residential pass-through securities	—	344,972	—	344,972
Commercial pass-through securities	—	135,547	—	135,547
Total mortgage-backed securities	—	480,519	—	480,519
Total securities available for sale	$—	$1,098,655	$—	$1,098,655

Interest rate contracts	$—	$55,794	$—	$55,794

Total assets	$—	$1,154,449	$—	$1,154,449

	June 30, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Debt securities available for sale:
Asset-backed securities	$—	$136,170	$—	$136,170
Collateralized loan obligations	—	376,996	—	376,996
Corporate bonds	—	135,018	—	135,018
Total debt securities	—	648,184	—	648,184

Mortgage-backed securities available for sale:
Residential pass-through securities	—	436,151	—	436,151
Commercial pass-through securities	—	143,394	—	143,394
Total mortgage-backed securities	—	579,545	—	579,545
Total securities available for sale	$—	$1,227,729	$—	$1,227,729

Interest rate contracts	$—	$71,624	$—	$71,624

Total assets	$—	$1,299,353	$—	$1,299,353

Assets Measured on a Non-Recurring Basis:
The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a non-recurring basis at March 31, 2024 and June 30, 2023:
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
Those assets measured at fair value on a non-recurring basis are summarized below:

	March 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Collateral dependent loans:
Multi-family mortgage	$—	$—	$1,896	$1,896
Total	$—	$—	$1,896	$1,896

	June 30, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Collateral dependent loans:
Residential mortgage	$—	$—	$449	$449
Multi-family mortgage	—	—	7,300	7,300
Nonresidential mortgage	—	—	9,972	9,972
Total	$—	$—	$17,721	$17,721

Other real estate owned, net:
Nonresidential	$—	$—	$12,956	$12,956
Total	$—	$—	$12,956	$12,956

The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value:

	March 31, 2024
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(Dollars in Thousands)
Collateral dependent loans:
Multi-family mortgage	$1,896	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	13.09%	13.09%
Total	$1,896

	June 30, 2023
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(Dollars in Thousands)
Collateral dependent loans:
Residential mortgage	$449	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	6% - 9%	6.93%
Multi-family mortgage	7,300	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	6% - 9%	7.78%
Nonresidential mortgage	9,972	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	9% - 16%	11.78%
Total	$17,721

Other real estate owned, net:
Nonresidential	$12,956	Market valuation of underlying collateral	(3)	Adjustments to reflect current conditions/selling costs	(2)	4.00%	4.00%
Total	$12,956
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
At March 31, 2024, collateral dependent loans valued using Level 3 inputs comprised loans with principal balances totaling $1.9 million and a valuation allowance of $9,000 reflecting an aggregate fair value of $1.9 million. By comparison, at June 30, 2023, collateral dependent loans valued using Level 3 inputs comprised loans with principal balances totaling $21.0 million and a valuation allowance of $3.3 million reflecting an aggregate fair value of $17.7 million.
Once a loan is foreclosed, the fair value of the other real estate owned continues to be evaluated based upon the fair value of the repossessed real estate originally securing the loan. At March 31, 2024, the Company had no other real estate owned assets. At June 30, 2023, the Company held other real estate owned totaling $13.0 million, whose carrying value was written down utilizing Level 3 inputs.

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2024 and June 30, 2023:

	March 31, 2024
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$71,027	$71,027	$71,027	$—	$—
Investment securities available for sale	1,098,655	1,098,655	—	1,098,655	—
Investment securities held to maturity	139,643	123,576	—	123,576	—
Loans held-for-sale	4,117	4,159	—	4,159	—
Net loans receivable	5,713,406	5,150,589	—	—	5,150,589
FHLB Stock	81,347	—	—	—	—
Interest receivable	31,065	31,065	28	10,318	20,719
Interest rate contracts	55,794	55,794	—	55,794	—

Financial liabilities:
Deposits other than certificates of deposits	3,565,577	3,565,577	3,565,577	—	—
Certificates of deposits	1,643,473	1,632,554	—	—	1,632,554
Borrowings	1,722,178	1,716,261	—	—	1,716,261
Interest payable on deposits	5,849	5,849	3,611	—	2,238
Interest payable on borrowings	6,727	6,727	—	—	6,727

	June 30, 2023
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$70,515	$70,515	$70,515	$—	$—
Investment securities available for sale	1,227,729	1,227,729	—	1,227,729	—
Investment securities held to maturity	146,465	131,169	—	131,169	—
Loans held-for-sale	9,591	9,442	—	9,442	—
Net loans receivable	5,780,687	5,261,808	—	—	5,261,808
FHLB Stock	71,734	—	—	—	—
Interest receivable	28,133	28,133	14	8,924	19,195
Interest rate contracts	71,624	71,624	—	71,624	—

Financial liabilities:
Deposits other than certificates of deposits	3,611,632	3,611,632	3,611,632	—	—
Certificates of deposits	2,017,551	1,989,434	—	—	1,989,434
Borrowings	1,506,812	1,498,920	—	—	1,498,920
Interest payable on deposits	6,826	6,826	1,933	—	4,893
Interest payable on borrowings	5,282	5,282	—	—	5,282
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

13.    COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive loss included in stockholders’ equity at March 31, 2024 and June 30, 2023 are as follows:

	March 31, 2024	June 30, 2023
	(In Thousands)
Net unrealized loss on securities available for sale	$(133,518)	$(156,138)
Tax effect	38,499	45,018
Net of tax amount	(95,019)	(111,120)

Fair value adjustments on derivatives	44,039	58,414
Tax effect	(12,771)	(16,940)
Net of tax amount	31,268	41,474

Benefit plan adjustments	129	268
Tax effect	(37)	(78)
Net of tax amount	92	190

Total accumulated other comprehensive loss	$(63,659)	$(69,456)
Other comprehensive loss and related tax effects for the three and nine months ended March 31, 2024 and 2023 are presented in the following table:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
	(In Thousands)
Net unrealized holding (loss) gain on securities available for sale	$(9,061)	$9,713	$4,485	$(38,324)

Net realized loss on sale and call of securities available for sale (1)	—	—	18,135	15,227

Fair value adjustments on derivatives	9,337	(15,397)	(14,375)	(1,134)

Benefit plans:
Accretion of net actuarial gain (2)	(15)	(6)	(44)	(18)
Net actuarial loss	—	—	(95)	(27)
Net change in benefit plan accrued expense	(15)	(6)	(139)	(45)

Other comprehensive income (loss) before taxes	261	(5,690)	8,106	(24,276)
Tax effect	(90)	1,658	(2,309)	6,950
Total other comprehensive income (loss)	$171	$(4,032)	$5,797	$(17,326)
___________________________________
(1)Represents amounts reclassified out of accumulated other comprehensive loss and included in loss on sale of securities on the Consolidated Statements of Income.
(2)Represents amounts reclassified out of accumulated other comprehensive loss and included in the computation of net periodic pension expense. See Note 10 - Benefit Plans for additional information.

14.    NET INCOME PER COMMON SHARE (“EPS”)
The following schedule shows the Company’s earnings per share calculations for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
	(In Thousands, Except Per Share Data)
Net income	$7,397	$10,312	$3,412	$28,798

Weighted average number of common shares outstanding - basic	62,205	64,769	62,507	65,181
Effect of dilutive securities	6	14	—	10
Weighted average number of common shares outstanding - diluted	62,211	64,783	62,507	65,191

Basic earnings per share	$0.12	$0.16	$0.06	$0.44
Diluted earnings per share	$0.12	$0.16	$0.06	$0.44
Stock options for 2,820,922 and 2,993,530 shares of common stock were not considered in computing diluted earnings per share for the three months ended March 31, 2024 and 2023, respectively, and stock options for 2,820,922 and 2,986,628 shares of common stock were not considered in computing diluted earnings per share for the nine months ended March 31, 2024 and 2023, respectively, because they were considered anti-dilutive. In addition, 635,650 and 427,347 RSUs were not considered in computing diluted earnings per share for the three months ended March 31, 2024 and March 31, 2023, respectively and 689,252 and 427,347 RSUs were not considered in computing diluted earnings per share for the three and nine months ended March 31, 2024 and March 31, 2023, respectively because they were considered anti-dilutive.

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
Critical Accounting Policies
Our accounting policies are integral to understanding the results reported. We consider accounting policies that require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. At March 31, 2024, there have been no material changes to our critical accounting policies as compared to the critical accounting policies disclosed in our most recent Annual Report on Form 10-K. Reference is made to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023.
Comparison of Financial Condition at March 31, 2024 and June 30, 2023
Executive Summary. Total assets decreased $222.8 million to $7.84 billion at March 31, 2024 from $8.06 billion at June 30, 2023. The decrease primarily reflected decreases in investment securities available for sale, as discussed below, and in net loans receivable.
Investment Securities. Investment securities available for sale decreased $129.1 million to $1.10 billion at March 31, 2024, from $1.23 billion at June 30, 2023. This decrease was largely the result of sales of $104.1 million and principal repayments of $94.1 million, partially offset by purchases of $64.0 million and a fair value increase of $5.1 million.
Investment securities held to maturity decreased $6.8 million to $139.6 million at March 31, 2024 from $146.5 million at June 30, 2023. This decrease was primarily driven by principal repayments of $7.0 million.
Additional information regarding our investment securities at March 31, 2024 and June 30, 2023 is presented in Note 4 to the unaudited consolidated financial statements.
Loans Held-for-Sale. Loans held-for-sale totaled $4.1 million at March 31, 2024 as compared to $9.6 million at June 30, 2023 and are reported separately from the balance of net loans receivable. During the nine months ended March 31, 2024, we sold $59.5 million of residential mortgage loans, resulting in a gain on sale of $491,000 and $10.8 million of commercial mortgage loans, resulting in a loss on sale of $884,000.

Net Loans Receivable. Net loans receivable decreased $67.3 million, or 1.2%, to $5.71 billion at March 31, 2024 from $5.78 billion at June 30, 2023. Details regarding the change in the loan portfolio, by loan segment, are presented below:

	March 31, 2024	June 30, 2023	Increase/ (Decrease)
	(In Thousands)
Commercial loans:
Multi-family mortgage	$2,645,195	$2,761,775	$(116,580)
Nonresidential mortgage	965,539	968,574	(3,035)
Commercial business	147,326	146,861	465
Construction	229,457	226,609	2,848
Total commercial loans	3,987,517	4,103,819	(116,302)

One- to four-family residential mortgage	1,741,644	1,700,559	41,085

Consumer loans:
Home equity loans	42,731	43,549	(818)
Other consumer	3,198	2,549	649
Total consumer loans	45,929	46,098	(169)

Total loans	5,775,090	5,850,476	(75,386)

Unaccreted yield adjustments	(16,754)	(21,055)	4,301
Allowance for credit losses	(44,930)	(48,734)	3,804

Net loans receivable	$5,713,406	$5,780,687	$(67,281)
Commercial loan origination volume for the nine months ended March 31, 2024 totaled $217.5 million, comprised of $75.7 million of commercial mortgage loan originations, $77.3 million of commercial business loan originations and construction loan disbursements of $64.5 million.
One- to four-family residential mortgage loan origination volume, excluding loans held-for-sale, totaled $82.6 million for the nine months ended March 31, 2024 and was supplemented with the purchase of loans totaling $59.9 million. Home equity loan and line of credit origination volume for the same period totaled $12.5 million.
Loan-to-value (“LTV”) ratios are based on current period loan balances and original appraised values at the time of origination unless a current appraisal has been obtained as a result of the loan being deemed collateral dependent and individually analyzed. The following table sets forth the composition of our real estate secured loans indicating the LTV, by loan category, at March 31, 2024 and June 30, 2023:

	March 31, 2024		June 30, 2023
	Balance	LTV	Balance	LTV
	(Dollars in Thousands)
Commercial mortgage loans:
Multi-family mortgage	$2,645,195	64%	$2,761,775	64%
Nonresidential mortgage	965,539	53	968,574	54
Construction	229,457	58	226,609	58
Total commercial mortgage loans	3,840,191	61	3,956,958	61

One- to four-family residential mortgage	1,741,644	62	1,700,559	62

Consumer loans:
Home equity loans	42,731	49	43,549	49

Total mortgage loans	$5,624,566	61%	$5,701,066	61%
Additional information about our loan portfolio at March 31, 2024 and June 30, 2023 is presented in Note 5 to the unaudited consolidated financial statements.

Nonperforming Assets. Nonperforming assets decreased by $16.0 million to $39.5 million, or 0.50% of total assets, at March 31, 2024, from $55.6 million, or 0.69% of total assets, at June 30, 2023.
At March 31, 2024, nonperforming assets consisted of $39.5 million of nonperforming loans, compared to nonperforming assets of $55.6 million at June 30, 2023, which consisted of $42.6 million of nonperforming loans and $13.0 million of other real estate owned (“OREO”). The decrease in non performing assets was driven by the January 2024 sale of three related non-performing commercial real estate loans held-for-sale and the Company’s sole OREO asset.
Additional information about our nonperforming loans and loan modifications at March 31, 2024 and June 30, 2023 is presented in Note 5 to the unaudited consolidated financial statements.
Allowance for Credit Losses (“ACL”). At March 31, 2024, the ACL totaled $44.9 million, or 0.78% of total loans, reflecting a decrease of $3.8 million from $48.7 million, or 0.83% of total loans, at June 30, 2023. The decrease during the nine months ended March 31, 2024 was largely attributable to net charge-offs of $6.5 million and a decrease in the balance of loans receivable, partially offset by a provision for credit losses of $2.7 million. The charge-offs recorded were primarily driven by the sale of three related non-performing loans in January 2024. Of the $6.5 million of net charge-offs recorded during the nine months ended March 31, 2024, $3.3 million had previously been individually reserved for within the ACL. The provision for credit losses for the nine months ended March 31, 2024 was primarily driven by charge-offs, as discussed above, partially offset by a decrease in the balance of loans receivable.
Additional information about our ACL at March 31, 2024 and June 30, 2023 is presented in Note 6 to the unaudited consolidated financial statements.
Other Assets. The aggregate balance of other assets, including premises and equipment, Federal Home Loan Bank (“FHLB”) stock, interest receivable, goodwill, core deposit intangibles, bank owned life insurance (“BOLI”), deferred income taxes, OREO and other assets, decreased $14.7 million to $815.1 million at March 31, 2024 from $829.8 million at June 30, 2023. The decrease in the balance of these other assets during the nine months ended March 31, 2024 reflected the January 2024 sale of our sole OREO asset and a decrease in the market value of interest rate derivatives, partially offset by an increase in Federal Home Loan Bank of New York (“FHLBNY”) stock. The remaining change generally reflected normal operating fluctuations within these line items.
Deposits. Total deposits decreased $420.1 million, or 7.5%, to $5.21 billion at March 31, 2024 from $5.63 billion at June 30, 2023. Included in total deposits are brokered and listing service time deposits of $408.2 million at March 31, 2024 and $640.5 million at June 30, 2023. The following table sets forth the distribution of, and changes in, deposits, by type, for the periods indicated:

	March 31, 2024	June 30, 2023	Increase/ (Decrease)
	(In Thousands)
Non-interest-bearing deposits	$586,089	$609,999	$(23,910)

Interest-bearing deposits:
Interest-bearing demand	2,349,032	2,252,912	96,120
Savings	630,456	748,721	(118,265)
Certificates of deposit (retail)	1,235,261	1,377,028	(141,767)
Certificates of deposit (brokered and listing service)	408,212	640,523	(232,311)
Interest-bearing deposits	4,622,961	5,019,184	(396,223)
Total deposits	$5,209,050	$5,629,183	$(420,133)
Uninsured deposits totaled $1.76 billion as of March 31, 2024 compared to $1.77 billion as of June 30, 2023. Excluding collateralized deposits of state and local governments, and deposits of the Bank’s wholly-owned subsidiary and holding company, uninsured deposits totaled $718.0 million, or 13.8% of total deposits, at March 31, 2024 compared to $710.4 million, or 12.6% of total deposits, at June 30, 2023.
Additional information about our deposits at March 31, 2024 and June 30, 2023 is presented in Note 7 to the unaudited consolidated financial statements.
Borrowings. The balance of borrowings increased by $215.4 million to $1.72 billion at March 31, 2024 from $1.51 billion at June 30, 2023. The growth in borrowings was driven by increases in advances from the FHLB and the Federal Reserve Bank of New York (“FRBNY”), and resulted from the decline in brokered deposits of $232.3 million. FRBNY advances consisted of $100.0 million in borrowings under the Bank Term Funding Program (“BTFP”) which included favorable terms and conditions as compared to FHLB advances and brokered deposits.

At March 31, 2024, we maintained available secured borrowing capacity of $1.81 billion, of which $1.47 billion was immediately accessible via in-place collateral and $336.7 million represented the market value of unpledged securities.
Additional information about our borrowings at March 31, 2024 and June 30, 2023 is presented in Note 8 to the unaudited consolidated financial statements.
Other Liabilities. The balance of other liabilities, including advance payments by borrowers for taxes and other miscellaneous liabilities, increased $2.1 million to $61.7 million at March 31, 2024 from $59.5 million at June 30, 2023. The change in the balance of these other liabilities generally reflected normal operating fluctuations during the period.
Stockholders’ Equity. Stockholders’ equity decreased $20.2 million to $849.1 million at March 31, 2024 from $869.3 million at June 30, 2023. The decrease in stockholders’ equity during the nine months ended March 31, 2024 largely reflected cash dividends of $20.7 million and share repurchases of $11.2 million, partially offset by a decrease in other comprehensive loss of $5.8 million and net income of $3.4 million. The decrease in other comprehensive loss was driven by the reclassification of a net realized loss on the sale of securities available for sale out of accumulated other comprehensive loss due to an investment securities repositioning and an increase in the fair value of our available for sale securities, partially offset by a decrease in the fair value of our derivatives portfolio.
Book value per share decreased by $0.02 to $13.18 at March 31, 2024 while tangible book value per share decreased by $0.09 to $9.87 at March 31, 2024.
On August 1, 2022, we announced that the Board of Directors had authorized a new stock repurchase plan to repurchase up to 4,000,000 shares, and the completion of our previous stock repurchase plan, which authorized the repurchase of 7,602,021 shares. During the nine months ended March 31, 2024, we repurchased 1,504,747 shares of common stock at a cost of $11.2 million, or $7.47 per share. On November 7, 2023, we announced the completion of this stock repurchase plan.
Comparison of Operating Results for the Quarter Ended March 31, 2024 and March 31, 2023
Net Income. Net income for the quarter ended March 31, 2024 was $7.4 million, or $0.12 per diluted share, compared to $10.3 million, or $0.16 per diluted share for the quarter ended March 31, 2023. The decrease in net income reflected a decrease in net interest income, partially offset by an increase in non-interest income and decreases in non-interest expense, the provision for credit losses and income tax expense.
Net Interest Income. Net interest income decreased by $8.1 million to $34.3 million for the quarter ended March 31, 2024 compared to $42.4 million for the quarter ended March 31, 2023. The decrease between the comparative periods resulted from an increase of $13.0 million in interest expense, partially offset by an increase of $4.9 million in interest income. Included in net interest income for the quarters ended March 31, 2024 and 2023, respectively, was purchase accounting accretion of $734,000 and $711,000, and loan prepayment penalty income of $61,000 and $103,000.
Net interest margin decreased 31 basis points to 1.89% for the quarter ended March 31, 2024, from 2.20% for the quarter ended March 31, 2023 and reflected an increase in the cost of interest-bearing liabilities, an increase in the average balance of interest-bearing borrowings and a decrease in the average balance of interest-earning assets, partially offset by an increase in the yield on interest-earning assets and a decrease in the average balance of interest-bearing deposits. The increased cost of interest-bearing liabilities and yield on interest-earning assets is the result of higher market interest rates that were caused by an increase in the federal funds target rate from 0% - 0.25% in March 2022 to 5.25% - 5.50% in July 2023.

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

	Three Months Ended March 31,
	2024			2023
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$5,752,477	$64,035	4.45%	$5,986,669	$60,172	4.02%
Taxable investment securities (2)	1,382,064	15,490	4.48	1,558,222	15,459	3.97
Tax-exempt securities (2)	14,614	85	2.32	17,663	99	2.23
Other interest-earning assets (3)	125,155	2,475	7.91	131,682	1,441	4.38
Total interest-earning assets	7,274,310	82,085	4.51	7,694,236	77,171	4.01
Non-interest-earning assets	577,411			575,009
Total assets	$7,851,721			$8,269,245

Interest-bearing liabilities:
Interest-bearing demand	$2,378,831	18,316	3.08	$2,363,762	11,849	2.01
Savings	635,226	726	0.46	858,673	881	0.41
Certificates of deposit	1,705,513	13,278	3.11	2,069,396	9,516	1.84
Total interest-bearing deposits	4,719,570	32,320	2.74	5,291,831	22,246	1.68
Federal Home Loan Bank advances	1,428,801	12,694	3.55	1,402,269	12,533	3.58
Other borrowings	210,989	2,752	5.22	1,611	21	5.15
Borrowings	1,639,790	15,446	3.77	1,403,880	12,554	3.58
Total interest-bearing liabilities	6,359,360	47,766	3.00	6,695,711	34,800	2.08
Non-interest-bearing liabilities (4)	647,579			694,651
Total liabilities	7,006,939			7,390,362
Stockholders' equity	844,782			878,883
Total liabilities and stockholders' equity	$7,851,721			$8,269,245

Net interest income		$34,319			$42,371
Interest rate spread (5)			1.51%			1.93%
Net interest margin (6)			1.89%			2.20%
Ratio of interest-earning assets to interest-bearing liabilities	1.14			1.15
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
(4)Includes average balances of non-interest-bearing deposits of $581.9 million and $634.3 million for the quarter ended March 31, 2024 and 2023, respectively.
(5)Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(6)Net interest margin represents net interest income as a percentage of average interest-earning assets.

Provision for Credit Losses. The provision for credit losses decreased $102,000 to $349,000 for the quarter ended March 31, 2024, compared to $451,000 for the quarter ended March 31, 2023. The provision for the quarter ended March 31, 2024 was primarily driven by loan growth compared to previous quarter end loan balances. By comparison, the provision for credit losses for the quarter ended March 31, 2023 was largely driven by a slower prepayment rate assumption, partially offset by a net reduction in loans individually analyzed for impairment.
Additional information regarding the ACL and the associated provisions recognized during the quarters ended March 31, 2024 and 2023 is presented in Note 6 to the unaudited consolidated financial statements as well as the Comparison of Financial Condition at March 31, 2024 and June 30, 2023.
Non-Interest Income. Total non-interest income increased $2.6 million to $4.2 million for the quarter ended March 31, 2024, compared to $1.6 million for the quarter ended March 31, 2023.
Income from BOLI increased $1.5 million to $3.0 million for the quarter ended March 31, 2024, primarily driven by a $631,000 non-recurring payment on one life insurance policy in the current period and improved income of $673,000 resulting from the BOLI restructure completed during the current quarter.
Loss on sale of loans was $712,000 for the quarter ended March 31, 2024 compared to a loss on sale of loans of $2.4 million during the comparative period. The decrease in loan sale losses was largely attributable to a $2.5 million loss on the sale of a nonperforming commercial mortgage loan held-for-sale in the prior comparative period. The loss in the current period was primarily the result of the sale of three related nonperforming commercial real estate loans held-for-sale.
Fees and service charges decreased $253,000 to $657,000 for the quarter ended March 31, 2024. The decrease primarily reflected decreases in various loan-related and deposit-related fees and charges.
Other non-interest income decreased $316,000 to $755,000 for the quarter ended March 31, 2024. The decrease in other non-interest income was primarily attributable to a reduction in OREO income as a result of the January 2024 sale of our sole OREO asset.
The remaining changes in the other components of non-interest income between comparative periods generally reflected normal operating fluctuations within those line items.
Non-Interest Expense. Total non-interest expense decreased $1.3 million to $29.1 million for the quarter ended March 31, 2024, compared to $30.4 million for the quarter ended March 31, 2023.
Salaries and employee benefits decreased $1.1 million to $16.9 million for quarter ended March 31, 2024. This decrease was primarily driven by a non-recurring decrease in stock-based compensation and lower incentive compensation.
Net occupancy expense of premises decreased $234,000 to $2.9 million for the quarter ended March 31, 2024. This decrease was primarily due to lower depreciation expense, rent expense and maintenance expense associated with the consolidation of two retail branch locations completed in the quarter ended June 30, 2023.
Equipment and systems expense increased $286,000 to $3.8 million for the quarter ended March 31, 2024, driven by increases in technology expense associated with the Company's ongoing digital banking initiatives.
FDIC insurance premiums decreased $117,000 to $1.4 million for the quarter ended March 31, 2024.
Other non-interest expense decreased $128,000 to $3.3 million for the quarter ended March 31, 2024. This decrease was primarily attributable to a $257,000 decrease in OREO expenses due to the January 2024 sale of a our sole OREO asset.
The remaining changes in the other components of non-interest expense between comparative periods generally reflected normal operating fluctuations within those line items.
Provision for Income Taxes. Provision for income taxes decreased $1.2 million to $1.7 million for the quarter ended March 31, 2024 from $2.9 million for the quarter ended March 31, 2023.
The decrease in income tax expense reflected a lower level of pre-tax income compared to the prior period.
Effective tax rates for the quarter ended March 31, 2024 and 2023 were 18.8% and 22.0%, respectively. The decrease in the effective tax rate was primarily due to lower full year projected taxable income and the impact of a nontaxable payout on one life insurance policy in the current year period.

Comparison of Operating Results for the Nine Months Ended March 31, 2024 and March 31, 2023
Net Income. Net income for the nine months ended March 31, 2024 was $3.4 million, or $0.06 per diluted share, compared to $28.8 million, or $0.44 per diluted share for the nine months ended March 31, 2023. The decrease in net income reflected a decrease in net interest income and a decrease in non-interest income, partially offset by decreases in non-interest expense, income tax expense and the provision for credit losses. The net income for the current year period included a $12.9 million after-tax net loss on the sale of securities that resulted from an investment securities repositioning and an after-tax net loss of $6.3 million from the previously disclosed BOLI restructure.
Net Interest Income. Net interest income decreased by $26.4 million to $109.3 million for the nine months ended March 31, 2024 compared to $135.7 million for the nine months ended March 31, 2023. The decrease between the comparative periods resulted from an increase of $58.2 million in interest expense, partially offset by an increase of $31.8 million in interest income. Included in net interest income for the nine months ended March 31, 2024 and 2023, respectively, was purchase accounting accretion of $2.0 million and $4.4 million, and loan prepayment penalty income of $513,000 and $710,000.
Net interest margin decreased 44 basis points to 1.98% for the nine months ended March 31, 2024, from 2.42% for the nine months ended March 31, 2023 and reflected an increase in the cost of interest-bearing liabilities, an increase in the average balance of interest-bearing borrowings and a decrease in the average balance of interest earning assets, partially offset by increases in the yield on interest-earning assets and a decrease in the average balance of interest-bearing deposits. The increased cost of interest-bearing liabilities and yield on interest-earning assets is the result of higher market interest rates that were caused by an increase in the federal funds target rate from 0% - 0.25% in March 2022 to 5.25% - 5.50% in July 2023.

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

	Nine Months Ended March 31,
	2024			2023
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$5,755,635	$190,188	4.41%	$5,792,113	$171,103	3.94%
Taxable investment securities(2)	1,469,524	48,511	4.40	1,534,083	39,119	3.40
Tax-exempt securities(2)	15,043	256	2.27	34,976	603	2.30
Other interest-earning assets(3)	131,933	6,923	7.00	111,150	3,207	3.85
Total interest-earning assets	7,372,135	245,878	4.45	7,472,322	214,032	3.82
Non-interest-earning assets	566,784			565,180
Total assets	$7,938,919			$8,037,502

Interest-bearing liabilities:
Interest-bearing demand	$2,308,355	$49,521	2.86	$2,359,328	$26,865	1.52
Savings	673,358	2,301	0.46	937,101	2,429	0.35
Certificates of deposit	1,833,243	38,405	2.79	2,092,514	22,643	1.44
Total interest-bearing deposits	4,814,956	90,227	2.50	5,388,943	51,937	1.29
Federal Home Loan Bank advances	1,442,975	39,414	3.64	1,011,104	25,671	3.39
Other borrowings	170,309	6,919	5.42	43,325	739	2.28
Borrowings	1,613,284	46,333	3.83	1,054,429	26,410	3.34
Total interest-bearing liabilities	6,428,240	136,560	2.83	6,443,372	78,347	1.62
Non-interest-bearing liabilities(4)	662,124			714,233
Total liabilities	7,090,364			7,157,605
Stockholders' equity	848,555			879,897
Total liabilities and stockholders' equity	$7,938,919			$8,037,502

Net interest income		$109,318			$135,685
Interest rate spread(5)			1.62%			2.20%
Net interest margin(6)			1.98%			2.42%
Ratio of interest-earning assets to interest-bearing liabilities	1.15			1.16
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
(4)Includes average balances of non-interest-bearing deposits of $597.2 million and $656.4 million for the nine months ended March 31, 2024 and 2023, respectively.
(5)Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(6)Net interest margin represents net interest income as a percentage of average interest-earning assets.

Provision for Credit Losses. The provision for credit losses decreased $93,000 to $2.7 million for the nine months ended March 31, 2024, compared to $2.8 million for the nine months ended March 31, 2023. The provision for the nine months ended March 31, 2024 was primarily driven by charge-offs on three related commercial real estate loans. By comparison, the provision for credit losses for the nine months ended March 31, 2023 was largely attributable to loan growth, partially offset by a reduction in the expected life of the loan portfolio and a net reduction in reserves on loans individually analyzed for impairment.
Additional information regarding the ACL and the associated provisions recognized during the nine months ended March 31, 2024 and 2023 is presented in Note 6 to the unaudited consolidated financial statements as well as the Comparison of Financial Condition at March 31, 2024 and June 30, 2023.
Non-Interest Income. Total non-interest income decreased $6.9 million to a loss of $7.8 million for the nine months ended March 31, 2024, compared to a loss of $915,000 for the nine months ended March 31, 2023.
Loss on sale and call of securities was $18.1 million during the nine months ended March 31, 2024 compared to a loss of $15.2 million recorded during the prior year period. The loss in the current period was due to the repositioning of our investment securities portfolio that involved the sale of $122.2 million of available for sale debt securities in December 2023. Proceeds from the sale were utilized to retire higher-cost wholesale funding and to reinvest in loans yielding approximately 7.0%.
Loss on sale of loans was $393,000 for the nine months ended March 31, 2024 compared to a loss of $1.8 million during the comparative period. The decrease in loan sale losses was largely attributable to a $2.5 million loss on the sale of a nonperforming commercial mortgage loan held-for-sale in the prior comparative period. The loss in the current period was primarily the result of the sale of three related nonperforming commercial real estate loans held-for-sale.
We recognized a non-recurring loss of $974,000 attributable to the write-down of one other real estate owned (“OREO”) property during the quarter ended December 31, 2023, while there were no such losses recorded in the prior period. This OREO asset was subsequently sold during the quarter ended March 31, 2024.
Income from bank owned life insurance decreased $1.2 million to $5.9 million for the nine months ended March 31, 2024. The decrease was primarily due to lower non-recurring payouts on life insurance policies of $1.5 million compared to the prior year period and non-recurring exchange charges of $573,000 in the current year period related to the BOLI restructure, noted above. Excluding these non-recurring items, BOLI income improved $673,000 as a result of the BOLI restructure.
Other non-interest income decreased $2.8 million to $2.6 million for the nine months ended March 31, 2024. The decrease in other non-interest income was primarily attributable to a non-recurring gain of $2.9 million from the sale of a former branch location during the prior year period.
The remaining changes in the other components of non-interest income between comparative periods generally reflected normal operating fluctuations within those line items.
Non-Interest Expense. Total non-interest expense decreased $6.4 million to $88.6 million for the nine months ended March 31, 2024, compared to $95.0 million for the nine months ended March 31, 2023.
Salaries and employee benefits decreased $6.3 million to $52.0 million for the nine months ended March 31, 2024. This decrease was primarily driven by lower salary expense resulting from a decrease in employee headcount from March 31, 2023 to March 31, 2024, and a decrease in incentive payments tied to loan origination volume. The headcount reductions were mainly attributable to the workforce realignment completed in the quarter ended December 31, 2022, which included $250,000 of non-recurring severance expense.
Net occupancy expense of premises decreased $879,000 to $8.3 million for the nine months ended March 31, 2024. This decrease was primarily due to decreases in rent expense, depreciation expense, and building repairs and maintenance expense. These decreases are a result of the consolidation of two branch locations during the quarter ended June 30, 2023.
Advertising and marketing expense decreased $975,000 to $916,000 for the nine months ended March 31, 2024. This decrease in advertising expense resulted from the adoption of lower cost in-house digital campaigns supporting our loan and deposit growth initiatives.
FDIC insurance premiums increased $770,000 to $4.4 million for the nine months ended March 31, 2024. The increase was largely attributable to an updated assessment rate from the FDIC.
Other non-interest expense increased $515,000 to $10.4 million for the nine months ended March 31, 2024. This increase was primarily attributable to an $806,000 increase in OREO expenses. The bank’s sole OREO asset was sold in the quarter ended March 31, 2024. This increase was partially offset by a decrease in professional and consulting, loan and legal expenses.
The remaining changes in the other components of non-interest expense between comparative periods generally reflected normal operating fluctuations within those line items.
Provision for Income Taxes. Provision for income taxes decreased $1.4 million to $6.8 million for the nine months ended March 31, 2024 from $8.2 million for the nine months ended March 31, 2023.

The decrease in income tax expense reflected a lower level of pre-tax income as compared to the prior period, partially offset by $5.7 million of discrete tax cost associated with the BOLI restructure.
Effective tax rates for the nine months ended March 31, 2024 and 2023 were 66.6% and 22.1%, respectively. The increase in the effective tax rate was primarily due to discrete tax costs of $5.7 million associated with the BOLI restructure.
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
At March 31, 2024, liquidity included $71.0 million of short-term cash and equivalents and $1.10 billion of investment securities available for sale. As of March 31, 2024, we had the capacity to borrow additional funds totaling $1.07 billion and $403.4 million from the FHLBNY and the Federal Reserve discount window, respectively, without pledging additional collateral. We had the ability to pledge additional securities to borrow an additional $336.7 million at March 31, 2024. As of that same date, we also had access to unsecured overnight borrowings with other financial institutions totaling $950.0 million of which none was outstanding.
At March 31, 2024, we had outstanding commitments to originate and purchase loans totaling $20.4 million while such commitments totaled $23.3 million at June 30, 2023. As of those same dates, our pipeline of loans held for sale included $13.4 million and $11.7 million, respectively, of loans in process whose terms included interest rate locks to borrowers that were paired with a best-efforts commitment to sell the loan to a buyer at a fixed price and within a predetermined timeframe after the sale commitment is established.
Construction loans in process and unused lines of credit were $63.3 million and $166.0 million, respectively, at March 31, 2024 compared to $58.5 million and $169.5 million, respectively, at June 30, 2023. We are also subject to the contingent liabilities resulting from letters of credit whose outstanding balances totaled $115,000 at March 31, 2024 and June 30, 2023, respectively.
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
The following table sets forth the Bank’s capital position at March 31, 2024 and June 30, 2023, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At March 31, 2024
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$685,284	14.27%	$384,095	8.00%	$480,119	10.00%
Tier 1 capital (to risk-weighted assets)	648,370	13.50%	288,071	6.00%	384,095	8.00%
Common equity tier 1 capital (to risk-weighted assets)	648,370	13.50%	216,053	4.50%	312,077	6.50%
Tier 1 capital (to adjusted total assets)	648,370	8.35%	310,661	4.00%	388,327	5.00%

	At June 30, 2023
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$695,417	13.31%	$417,853	8.00%	$522,316	10.00%
Tier 1 capital (to risk-weighted assets)	659,783	12.63%	313,389	6.00%	417,853	8.00%
Common equity tier 1 capital (to risk-weighted assets)	659,783	12.63%	235,042	4.50%	339,505	6.50%
Tier 1 capital (to adjusted total assets)	659,783	8.15%	323,922	4.00%	404,902	5.00%
The following table sets forth the Company’s capital position at March 31, 2024 and June 30, 2023, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At March 31, 2024
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$742,200	15.45%	$384,298	8.00%
Tier 1 capital (to risk-weighted assets)	705,286	14.68%	288,223	6.00%
Common equity tier 1 capital (to risk-weighted assets)	705,286	14.68%	216,167	4.50%
Tier 1 capital (to adjusted total assets)	705,286	9.07%	310,999	4.00%

	At June 30, 2023
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$770,621	14.75%	$418,015	8.00%
Tier 1 capital (to risk-weighted assets)	734,987	14.07%	313,511	6.00%
Common equity tier 1 capital (to risk-weighted assets)	734,987	14.07%	235,133	4.50%
Tier 1 capital (to adjusted total assets)	734,987	9.07%	324,170	4.00%
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
Off-Balance Sheet Arrangements
In the normal course of our business of investing in loans and securities we are a party to financial instruments with off-balance-sheet risk. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to extend credit to meet the financing needs of our customers. We had no significant off-balance sheet commitments for capital expenditures as of March 31, 2024.
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
The following tables present the results of our internal EVE and NII analyses as of March 31, 2024 and June 30, 2023, respectively:

	March 31, 2024
			1 to 12 Months		13 to 24 Months
Change in Interest Rates	EVE	% Change in EVE	NII	% Change in NII	NII	% Change in NII
	(Dollars in Thousands)
+300 bps	$362,677	(37.80)%	$135,326	(4.53)%	$150,950	(4.83)%
+200 bps	428,204	(26.56)%	137,092	(3.28)%	152,590	(3.80)%
+100 bps	507,920	(12.89)%	139,602	(1.51)%	156,069	(1.61)%
0 bps	583,100	—	141,742	—	158,619	—
-100 bps	656,635	12.61%	146,006	3.01%	162,705	2.58%
-200 bps	704,291	20.78%	147,849	4.31%	162,792	2.63%
-300 bps	769,692	32.00%	148,132	4.51%	159,692	0.68%

	June 30, 2023
			1 to 12 Months		13 to 24 Months
Change in Interest Rates	EVE	% Change in EVE	NII	% Change in NII	NII	% Change in NII
	(Dollars in Thousands)
+300 bps	$507,998	(32.36)%	$154,552	(5.26)%	$168,366	(3.87)%
+200 bps	571,129	(23.95)%	156,274	(4.20)%	167,683	(4.26)%
+100 bps	673,314	(10.35)%	160,344	(1.71)%	173,170	(1.13)%
0 bps	751,040	—	163,132	—	175,143	—
-100 bps	799,675	6.48%	163,455	0.20%	173,319	(1.04)%
-200 bps	814,293	8.42%	161,284	(1.13)%	166,473	(4.95)%
-300 bps	849,208	13.07%	158,526	(2.82)%	156,507	(10.64)%

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
During the quarter ended March 31, 2024, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1.    Legal Proceedings
At March 31, 2024, neither the Company nor the Bank were involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.
ITEM 1A.    Risk Factors
There have been no material changes to the Risk Factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2023, previously filed with the Securities and Exchange Commission.
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not repurchase any shares of its common stock during the three month period ended March 31, 2024.
ITEM 3.    Defaults Upon Senior Securities
Not applicable.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement”.

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
101
The following materials from the Company’s Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

KEARNY FINANCIAL CORP.

Date: May 7, 2024	By:	/s/ Craig L. Montanaro
Craig L. Montanaro
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2024	By:	/s/ Keith Suchodolski
Keith Suchodolski
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)