Form 10-K
period 2024-06-30
Kearny Financial Corp.
filed 2024-08-23
CIK 1617242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-K
___________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of the voting and non-voting common equity held by non‑affiliates of the Registrant on December 29, 2023 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $528.6 million. Solely for purposes of this calculation, shares held by directors, executive officers and greater than 10% stockholders are treated as shares held by affiliates.
As of August 19, 2024 there were outstanding 64,579,683 shares of the Registrant’s Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
1.Portions of the definitive Proxy Statement for the Registrant’s 2024 Annual Meeting of Stockholders. (Part III)

KEARNY FINANCIAL CORP.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended June 30, 2024
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
•inflation and/or changes in the interest rate environment that reduce our margins and yields, or reduce the fair value of financial instruments or reduce the origination levels in our lending business, or increase the level of defaults, losses and prepayments on loans we have made and make whether held in portfolio or sold in the secondary markets;
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
We operate from our administrative headquarters in Fairfield, New Jersey and other administrative locations throughout the State of New Jersey. As of June 30, 2024, we had 43 branch offices. The Company maintains a website at www.kearnybank.com. We make available through that website, free of charge, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports and proxy materials as soon as is reasonably practicable after the Company electronically files those materials with, or furnishes them to, the Securities and Exchange Commission. You may access these materials by following the links under “Investor Relations” under the “Financial Information” tab at the Company’s website. Information on the Company’s website is not and should not be considered a part of this Annual Report on Form 10-K.
Business Strategy
We have evolved our business model from that of a traditional thrift into that of a full-service community bank. This evolution has been accomplished by growing our commercial loans and deposits, expanding our product and service offerings, de-novo branching and the acquisition of other financial institutions. During this time, our strategy has been largely focused on profitably deploying capital and enhancing earnings through a variety of balance sheet growth and diversification strategies. The key components of our business strategy are as follows:
•Maintain Robust Capital and Liquidity Levels
As demonstrated by the June 30, 2024 Common Equity Tier 1 Capital ratios of the Company and the Bank of 14.79% and 13.65%, respectively, we currently maintain, and plan to continue to maintain, capital levels in excess of regulatory minimums and internal capital adequacy guidelines.
In addition to our robust capital levels, we maintain significant sources of both on- and off-balance sheet liquidity and plan to continue to do so. At June 30, 2024, our liquid assets included $63.9 million of short-term cash and equivalents supplemented by $1.07 billion of investment securities classified as available for sale, which can be readily sold or pledged as collateral, if necessary. In addition, we had the capacity to borrow additional funds totaling $789.0 million via unsecured overnight borrowings from other financial institutions and $1.06 billion and $381.8 million from the Federal Home Loan Bank of New York and FRB, respectively, without pledging additional collateral.
•Continue Our Technology Transformation
Given the ongoing evolution of our business towards digital channels, we have invested significant human resources and capital towards enhancing both our internal and client-facing technology systems. Our ongoing technology transformation has, and will continue to, impact nearly every area of the Company including the residential and commercial lending functions, retail deposit gathering, risk management and back office operations. In fiscal 2025, we will continue our digital strategy, spearheaded by our recently adopted cloud-based, best-in-breed digital banking and online account opening platform, and continue to serve our clients’ needs in an omnichannel environment while expanding our products and services into new markets in an efficient and cost-effective manner.
•Focus on Relationship Banking and Core Deposits
We focus on the acquisition and retention of core non-maturity deposit accounts and expanding customer relationships. Our philosophy is to provide superior, personalized service to our clients. In addition, we intend to increase core non-maturity deposit accounts by growing business banking relationships through the establishment of dedicated business development teams and expanded product lines tailored to meet our target business customers’ needs. Core non-maturity deposit accounts totaled $3.55 billion at June 30, 2024, representing 68.8% of total deposits.
•Diversify Loan Portfolio
We continue to focus on the diversification of our loan portfolio through the origination of higher yielding commercial and industrial (“C&I”), owner-occupied commercial real estate and home equity line of credit (“HELOC”) loans to improve net margins and manage interest rate risk. To that end, we have assembled a team of relationship managers with vast experience working with small to middle-market businesses.
•Continue Focus on Operating Efficiency
We plan to continue to improve operating efficiency through organic means, such as the increased use of technology and the continual evaluation of our branch network. We plan to continue to evaluate and optimize the performance of our existing branch network through additional branch consolidations, where appropriate. Such efforts will take into consideration historical branch profitability, market demographic trajectory, technology, geographic proximity of consolidating branches and the expected impact on the Bank’s clients and communities served.
In December 2022, we announced the adoption of a company-wide operating efficiency initiative that included the optimization and reduction of vendor spend, the automation or outsourcing of routine activities, and the realignment of our workforce. Excluding the impact of a non-cash goodwill impairment and other non-recurring items, this operating efficiency initiative reduced our non-interest expense by $4.4 million to $117.8 million for the year ended June 30, 2024 from $122.2 million for the year ended June 30, 2023.
Market Area. At June 30, 2024, our primary market area consisted of the counties in which we currently operate branches, including Bergen, Essex, Hudson, Middlesex, Monmouth, Morris, Ocean, Passaic, Somerset and Union counties in New Jersey and Kings (Brooklyn) and Richmond (Staten Island) counties in New York. Our lending is concentrated in New Jersey and New York and our predominant sources of deposits are the communities in which our offices are located as well as the neighboring communities.
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

	At June 30,
	2024		2023
	Amount	Percent	Amount	Percent
	(Dollars In Thousands)
Commercial loans:
Multi-family mortgage	$2,645,851	46.02%	$2,761,775	47.21%
Nonresidential mortgage	948,075	16.49	968,574	16.56
Commercial business	142,747	2.48	146,861	2.51
Construction	209,237	3.64	226,609	3.87
One- to four-family residential mortgage	1,756,051	30.55	1,700,559	29.07
Consumer loans:
Home equity loans	44,104	0.77	43,549	0.74
Other consumer	2,685	0.05	2,549	0.04
Total loans	5,748,750	100.00%	5,850,476	100.00%
Less:
Allowance for credit losses	44,939		48,734
Unaccreted yield adjustments	15,963		21,055
Total adjustments	60,902		69,789

Total loans, net	$5,687,848		$5,780,687
The following table sets forth the composition of our real estate secured loans indicating the loan-to-value (“LTV”), by loan category, at June 30, 2024 and 2023:

	June 30, 2024		June 30, 2023
	Balance	LTV	Balance	LTV
	(Dollars in Thousands)
Commercial mortgage loans:
Multi-family mortgage	$2,645,851	63%	$2,761,775	64%
Nonresidential mortgage	948,075	53%	968,574	54%
Construction	209,237	56%	226,609	58%
Total commercial mortgage loans	3,803,163	60%	3,956,958	61%

One- to four-family residential mortgage	1,756,051	62%	1,700,559	62%

Consumer loans:
Home equity loans	44,104	49%	43,549	49%

Total mortgage loans	$5,603,318	61%	$5,701,066	61%

Loan Maturity Schedule. The following table sets forth the maturities of our loan portfolio at June 30, 2024. Demand loans, loans having no stated maturity and overdrafts are shown as due in one year or less. Loans are stated in the following table at contractual maturity and actual maturities could differ due to prepayments.

	Amounts Due
	Within One Year	1 to 5 Years	5 to 15 Years	Over 15 Years	Total Due After One Year	Total
	(In Thousands)
Multi-family mortgage	$144,673	$986,001	$1,402,400	$112,777	$2,501,178	$2,645,851
Nonresidential mortgage	84,735	390,676	398,436	74,228	863,340	948,075
Commercial business	59,616	37,490	42,064	3,577	83,131	142,747
Construction	169,987	36,370	—	2,880	39,250	209,237
One- to four-family residential mortgage	2,270	43,253	184,853	1,525,675	1,753,781	1,756,051
Home equity loans	657	5,004	29,023	9,420	43,447	44,104
Other consumer	1,077	133	84	1,391	1,608	2,685
Total loans	$463,015	$1,498,927	$2,056,860	$1,729,948	$5,285,735	$5,748,750
The following table shows the loans as of June 30, 2024 due after June 30, 2025 according to rate type and loan category:

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)
Multi-family mortgage	$1,994,624	$506,554	$2,501,178
Nonresidential mortgage	597,671	265,669	863,340
Commercial business	53,709	29,422	83,131
Construction	574	38,676	39,250
One- to four-family residential mortgage	1,641,794	111,987	1,753,781
Home equity loans	27,126	16,321	43,447
Other consumer	394	1,214	1,608

Total loans	$4,315,892	$969,843	$5,285,735
Multi-Family and Nonresidential Real Estate Mortgage Loans. At June 30, 2024, multi-family mortgage loans totaled $2.65 billion, or 46.0% of our loan portfolio, while nonresidential mortgage loans totaled $948.1 million, or 16.5% of our loan portfolio. We originate commercial mortgage loans on a variety of multi-family and nonresidential property types, including loans on mixed-use properties which combine residential and commercial space. We generally offer fixed-rate and adjustable-rate balloon mortgage loans on multi-family and nonresidential properties with final stated maturities ranging from three to 15 years with amortization terms which generally range from 15 to 30 years. Our commercial mortgage loans are primarily secured by properties located in New Jersey, New York and the surrounding states.
Commercial and Industrial Business (C&I) Loans. At June 30, 2024, commercial and industrial business loans totaled $142.7 million, or 2.5% of our loan portfolio. We originate commercial term loans and lines of credit to a variety of clients in our market area. Our commercial term loans generally have terms of up to 10 years. Our commercial lines of credit have terms of up to one year and are generally floating-rate loans.
Construction Lending. At June 30, 2024, construction loans totaled $209.2 million, or 3.6% of our loan portfolio. Our construction lending includes loans to individuals, builders or developers for the construction of multi-family residential buildings or commercial real estate or for the construction or renovation of one- to four-family residences. Construction borrowers must hold title to the land free and clear of any liens. Financing for construction loans is limited to 80% of the anticipated appraised value of the completed property. Disbursements are made in accordance with inspection reports by our approved appraisal firms. Terms of financing are generally limited to one year with an interest rate tied to the prime rate and may include a premium of one or more points. In some cases, we convert a construction loan to a permanent mortgage loan upon completion of construction. We have no formal limits as to the number of projects a builder has under construction or development and make a case-by-case determination on loans to builders and developers who have multiple projects under development.

One- to Four-Family Residential Mortgage Loans Held in Portfolio. At June 30, 2024, one- to four-family residential mortgage loans totaled $1.76 billion, or 30.5% of our loan portfolio. At June 30, 2024, $1.63 billion, or 92.7%, of our one- to four-family residential mortgage loans were secured by properties located within New Jersey and New York with the remaining $129.1 million, or 7.3%, secured by properties in other states. The fixed-rate residential mortgage loans that we originate for portfolio generally meet the secondary mortgage market standards of the Federal Home Loan Mortgage Corporation (“Freddie Mac”). In addition, we offer a first-time homebuyer program which provides financial incentives for persons who have not previously owned real estate and are purchasing a one- to four-family property in our primary lending area for use as a primary residence.
One- to Four-Family Residential Mortgage Loans Held for Sale. As a complement to our residential one- to four-family portfolio lending activities, we operate a mortgage banking platform which supports the origination of one- to four-family mortgage loans for sale into the secondary market. The loans we originate for sale generally meet the secondary mortgage market standards of Freddie Mac. Such loans are generally originated by, and sourced from, the same resources and markets as those loans originated and held in our portfolio. Our mortgage banking business strategy resulted in the recognition of $602,000 in gains associated with the sale of $79.1 million of mortgage loans held for sale during the year ended June 30, 2024. As of that date, an additional $6.0 million of loans were held and committed for sale into the secondary market.
Home Equity Loans. At June 30, 2024, home equity loans totaled $44.1 million, or 0.8% of our loan portfolio. Our home equity loans are fixed-rate loans for terms of generally up to 20 years. We also offer fixed-rate and adjustable-rate home equity lines of credit with terms of up to 20 years.
Other Consumer Loans. At June 30, 2024, other consumer loans totaled $2.7 million, or 0.05% of our loan portfolio. Our consumer loan portfolio includes unsecured overdraft lines of credit and personal loans as well as loans secured by savings accounts and certificates of deposit on deposit with the Bank.
Loans to One Borrower. New Jersey law generally limits the amount that a savings bank may lend to a single borrower and related entities to 15% of the institution’s capital funds. Accordingly, as of June 30, 2024, our legal loans to one borrower limit was approximately $103.3 million.
At June 30, 2024, our largest single borrower had an aggregate outstanding loan exposure of approximately $96.9 million comprising six multi-family mortgage loans. At June 30, 2024, this lending relationship was current and performing in accordance with the terms of their loan agreements.

Loan Originations, Purchases, Sales and Repayments. The following table shows the principal balances of portfolio loans originated, purchased, acquired and repaid during the periods indicated:

	For the Years Ended June 30,
	2024	2023	2022
	(In Thousands)
Loan originations: (1)
Commercial loans:
Multi-family mortgage	$23,742	$602,206	$911,021
Nonresidential mortgage	79,938	114,184	231,159
Commercial business	98,469	91,803	140,051
Construction	85,608	87,669	86,448
One- to four-family residential mortgage	131,529	197,839	415,602
Consumer loans:
Home equity loans	18,011	26,014	18,634
Other consumer	4,007	1,095	1,167
Total loan originations	441,304	1,120,810	1,804,082
Loan purchases:
Commercial loans:
Multi-family mortgage	—	—	55,847
Commercial business	—	46	146
One- to four-family residential mortgage	60,341	656	67,396
Total loan purchases	60,341	702	123,389
Loan sales:(1)
Commercial business	—	(655)	(1,035)
Total loans sold	—	(655)	(1,035)

Loan repayments	(593,756)	(706,860)	(1,343,081)
Decrease due to other items	(728)	(4,097)	(5,797)

Net (decrease) increase in loan portfolio	$(92,839)	$409,900	$577,558
________________________________________
(1)Excludes origination and sales of one- to four-family mortgage loans held for sale.
Additional information about our loans is presented in Note 4 to the audited consolidated financial statements.
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
Additional information about our past due loans is presented in Note 4 to the audited consolidated financial statements.
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
Purchased Credit Deteriorated Loans (“PCD”). PCD loans are acquired loans that, as of the acquisition date, have experienced a more-than-insignificant deterioration in credit quality since origination. Non-PCD loans are acquired loans that have experienced no or insignificant deterioration in credit quality since origination. To distinguish between the two types of acquired loans, we evaluate risk characteristics that have been determined to be indicators of deteriorated credit quality. The determining criteria may involve loan specific characteristics such as payment status, debt service coverage or other changes in creditworthiness since the loan was originated, while others are relevant to recent economic conditions, such as borrowers in industries impacted by the pandemic. As part of our acquisition of MSB Financial Corp., we acquired PCD loans with a par value of $69.4 million and an allowance for credit losses of $3.9 million. Additional information about our PCD loans is presented in Note 4 to the audited consolidated financial statements.
Nonperforming Assets. The following table provides information regarding our nonperforming assets which are comprised of nonaccrual loans, accruing loans 90 days or more past due, nonaccrual loans held-for-sale and other real estate owned:

	At June 30,
	2024	2023
	(Dollars In Thousands)
Nonaccrual loans	$39,882	$42,627
Other real estate owned	—	12,956
Total nonperforming assets	$39,882	$55,583
Total nonaccrual loans to total loans	0.70%	0.73%
Total nonperforming loans to total loans	0.70%	0.73%
Total nonperforming loans to total assets	0.52%	0.53%
Total nonperforming assets to total assets	0.52%	0.69%
Total nonperforming assets decreased by $15.7 million to $39.9 million at June 30, 2024 from $55.6 million at June 30, 2023. For those same comparative periods, the number of nonperforming loans increased to 48 loans from 45 loans. There was one property in other real estate owned (“OREO”) at 2023, which was subsequently sold in January 2024. There were no properties in OREO at June 30, 2024. All nonaccrual loans held-for sale at June 30, 2023 were sold during the year ended June 30, 2024.

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
Additional information about our classification of assets is presented in Note 4 to the audited consolidated financial statements.
The following table discloses our designation of certain loans as special mention or adversely classified during each of the two years presented:

	At June 30,
	2024	2023
	(In Thousands)
Special mention	$50,876	$17,674
Substandard	67,738	75,777
Doubtful	86	75
Total classified loans	$118,700	$93,526
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
Additional information about our allowance for credit losses is also presented in Note 5 to the audited consolidated financial statements.
Our allowance for credit losses is maintained at a level necessary to cover lifetime expected credit losses in financial assets at the balance sheet date. The following table presents allowance for credit losses ratios, along with the components of their calculation, for the periods indicated:

	At June 30,
	2024	2023
	(Dollars in Thousands)
Allowance for credit losses - loans	$44,939	$48,734
Total loans outstanding	$5,748,750	$5,850,476
Total non-performing loans	$39,882	$42,627
Allowance for credit losses as a percent of total loans outstanding	0.78%	0.83%
Allowance for credit losses to non-performing loans	112.68%	114.33%

The following table presents the ratio of net charge-offs (recoveries) to average loans outstanding by loan category, along with the components of the calculation, for the periods indicated:

	For the Years Ended June 30,
	2024			2023			2022
	Net charge-offs (recoveries)	Average loans outstanding	Net charge- offs as a percent of average loans outstanding	Net charge-offs (recoveries)	Average loans outstanding	Net charge- offs as a percent of average loans outstanding	Net charge-offs (recoveries)	Average loans outstanding	Net charge- offs as a percent of average loans outstanding
	(Dollars in Thousands)
Multi-family mortgage	$398	$2,675,429	0.01%	$493	$2,718,428	0.02%	$1,896	$2,056,595	0.09%
Nonresidential mortgage	5,855	953,125	0.61%	39	1,005,943	0.00%	1,834	1,036,205	0.18%
Commercial business	3,844	163,560	2.35%	335	188,794	0.18%	33	190,023	0.02%
Construction	—	208,111	0.00%	—	176,185	0.00%	—	105,095	0.00%
One- to four-family residential mortgage	(76)	1,704,957	0.00%	(2)	1,683,929	0.00%	(147)	1,487,208	(0.01)%
Home equity loans	—	63,367	0.00%	—	66,479	0.00%	(27)	67,849	(0.04)%
Other consumer	—	2,800	0.00%	(55)	2,805	(1.96)%	—	2,993	0.00%
Unaccreted yield adjustments	—	(18,853)	0.00%	—	(15,440)	0.00%	—	(23,568)	0.00%
Total	$10,021	$5,752,496	0.17%	$810	$5,827,123	0.01%	$3,589	$4,922,400	0.07%
Our loan portfolio experienced an annualized net charge-off rate of 0.17% for the year ended June 30, 2024, an increase of 16 basis points from the 0.01% rate for the year ended June 30, 2023.

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

	At June 30,
	2024		2023
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars In Thousands)
Multi-family mortgage	$24,125	46.02%	$26,362	47.21%
Nonresidential mortgage	6,125	16.49	8,953	16.56
Commercial business	1,573	2.48	1,440	2.51
Construction	1,230	3.64	1,336	3.87
One- to four-family residential mortgage	11,461	30.55	10,237	29.07
Home equity loans	349	0.77	338	0.74
Other consumer	76	0.05	68	0.04
Total	$44,939	100.00%	$48,734	100.00%
At June 30, 2024, the ACL totaled $44.9 million, or 0.78% of total loans, reflecting a decrease of $3.8 million from $48.7 million, or 0.83% of total loans, at June 30, 2023. The decrease was largely attributable to a reduction in reserves for individually evaluated loans, primarily driven by the charge-offs of three related non-performing commercial real estate loans transferred to held-for-sale and sold during the year ended June 30, 2024.
The ACL at June 30, 2024 is maintained at a level that is management’s best estimate of lifetime expected credit losses inherent in loans at the balance sheet date. The ACL is subject to estimates and assumptions that are susceptible to significant revisions as more information becomes available and as events or conditions effecting individual borrowers and the marketplace as a whole change over time. Additions to the ACL may be necessary if the future economic environment deteriorates from forecasted conditions. In addition, the banking regulators, as an integral part of their examination process, periodically review our loan and foreclosed real estate portfolios, related ACL and valuation allowance for foreclosed real estate. The regulators may require the ACL to be increased based on their review of information available at the time of the examination, which may negatively affect our earnings.
Additional information about the ACL at June 30, 2024 and 2023 is presented in Note 5 to the audited consolidated financial statements.
Investment Securities
At June 30, 2024, our investment securities portfolio totaled $1.21 billion and comprised 15.7% of our total assets. By comparison, at June 30, 2023, our securities portfolio totaled $1.37 billion and comprised 17.0% of our total assets. Additional information about our investment securities at June 30, 2024 is presented in Note 3 to the audited consolidated financial statements.
The year-over-year net decrease in the securities portfolio totaled $165.6 million which largely reflected repayments and sales that were partially offset by purchases. The decrease in the portfolio included a $25.5 million increase in the fair value of the available for sale securities portfolio to an unrealized loss of $130.7 million at June 30, 2024 from an unrealized loss of $156.1 million at June 30, 2023.
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

The carrying value of our mortgage-backed securities totaled $593.9 million at June 30, 2024 and comprised 49.1% of total investments and 7.7% of total assets as of that date. We generally invest in mortgage-backed securities issued by U.S. government agencies or government-sponsored entities. Mortgage-backed securities issued or sponsored by U.S. government agencies and government-sponsored entities are guaranteed as to the payment of principal and interest to investors.
The carrying value of our securities representing obligations of state and political subdivisions totaled $12.9 million at June 30, 2024 and comprised 1.1% of total investments and less than 1.0% of total assets as of that date. Such securities primarily included highly-rated, fixed-rate bank-qualified securities representing general obligations of municipalities located within the U.S. or the obligations of their related entities such as boards of education or school districts. Each of our municipal obligations were consistently rated by Moody’s and S&P well above the thresholds that generally support our investment grade assessment with such ratings equaling A- or higher by S&P or A2 or higher by Moody’s, where rated by those agencies. In the absence of, or as a complement to, such ratings, we rely upon our own internal analysis of the issuer’s financial condition to validate its investment grade assessment.
The carrying value of our asset-backed securities totaled $80.4 million at June 30, 2024 and comprised 6.7% of total investments and 1.0% of total assets as of that date. This category of securities is comprised entirely of structured, floating-rate securities representing securitized federal education loans with 97% U.S. government guarantees. Our securities represent the highest credit-quality tranches within the overall structures with each being rated AA+ or higher by S&P or Aa1 or higher by Moody’s, where rated by those agencies.
The outstanding balance of our collateralized loan obligations totaled $389.5 million at June 30, 2024 and comprised 32.2% of total investments and 5.1% of total assets as of that date. This category of securities is comprised entirely of structured, floating-rate securities representing securitized commercial loans to large, U.S. corporations. At June 30, 2024, each of our collateralized loan obligations were consistently rated by Moody’s and/or S&P well above the thresholds that generally support our investment grade assessment with such ratings equaling AAA by S&P or Aaa by Moody’s, where rated by those agencies.
The carrying value of our corporate bonds totaled $131.8 million at June 30, 2024 and comprised 10.9% of total investments and 1.7% of total assets as of that date. This category of securities is comprised of two floating-rate corporate debt obligations issued by large financial institutions and subordinated debt representing, small- to mid-sized community banks located mainly in the mid-Atlantic region of the U.S. At June 30, 2024, corporate bonds issued by large financial institutions were consistently rated by Moody’s and S&P well above the thresholds that generally support our investment grade assessment with such ratings equaling BBB- or higher by S&P or Baa3 or higher by Moody’s, where rated by those agencies.
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
We do not currently use or maintain a trading account. Securities not classified as held to maturity are classified as available for sale. These securities are reported at fair value and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as adjustments to accumulated other comprehensive income (loss), a separate component of equity. As of June 30, 2024, our available for sale securities portfolio had a carrying value of $1.07 billion or 88.8% of our total securities with the remaining $135.7 million or 11.2% of securities were classified as held to maturity.
Other than securities issued or guaranteed by the U.S. government or its agencies, we did not hold securities of any one issuer having an aggregate book value in excess of 10% of our equity at June 30, 2024. All of our securities carry market risk insofar as increases in market interest rates have caused, and may continue to cause, a decrease in their market value. We believe that unrealized and unrecognized losses on securities held at June 30, 2024, are a function of changes in market interest rates and credit spreads, not changes in credit quality. Therefore, no allowance for credit losses was recorded at that time.
During the year ended June 30, 2024, proceeds from sales of securities available for sale totaled $104.1 million and resulted in no gross gains and gross losses of $18.1 million. During the year ended June 30, 2023, proceeds from sales of securities available for sale totaled $105.2 million and resulted in no gross gains and gross losses of $15.2 million. During the year ended June 30, 2022, proceeds from sales of securities available for sale totaled $100.3 million and resulted in no gross gains and gross losses of $565,000. There were no sales of held to maturity securities during the years ended June 30, 2024, 2023 and 2022.

The following table sets forth the carrying value of our securities portfolio at the dates indicated:

	At June 30,
	2024	2023
	(In Thousands)
Debt securities available for sale:
Asset-backed securities	$80,440	$136,170
Collateralized loan obligations	389,543	376,996
Corporate bonds	131,797	135,018
Total debt securities available for sale	601,780	648,184

Mortgage-backed securities available for sale:
Residential pass-through securities	337,264	436,151
Commercial pass-through securities	133,789	143,394
Total mortgage-backed securities available for sale	471,053	579,545

Total securities available for sale	1,072,833	1,227,729

Debt securities held to maturity:
Obligations of state and political subdivisions	12,913	16,051
Total debt securities held to maturity	12,913	16,051

Mortgage-backed securities held to maturity:
Residential pass-through securities	110,614	118,166
Commercial pass-through securities	12,215	12,248
Total mortgage-backed securities held to maturity	122,829	130,414

Total securities held to maturity	135,742	146,465

Total securities	$1,208,575	$1,374,194

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of our securities portfolio at June 30, 2024. This table shows contractual maturities and does not reflect re-pricing or the effect of prepayments. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. At June 30, 2024, securities with a carrying value of $31.8 million are callable within one year.

	At June 30, 2024
	One Year or Less		One to Five Years		Five to Ten Years		More Than Ten Years		Total Securities
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Fair Market Value
	(Dollars In Thousands)
Debt securities:
Obligations of state and political subdivisions	$5,579	2.28%	$7,333	2.36%	$—	—%	$—	—%	$12,912	2.32%	$12,636
Asset-backed securities	—	—	—	—	12,110	7.32	68,331	6.65	80,441	6.75	80,440
Collateralized loan obligations	—	—	—	—	315,245	7.04	74,298	8.03	389,543	7.23	389,543
Corporate bonds	—	—	25,288	8.06	99,346	4.27	7,163	3.72	131,797	4.91	131,797

Mortgage-backed securities:
Residential pass-through securities (1)	—	—	—	—	—	—	447,879	2.37	447,879	2.37	433,745
Commercial pass-through securities (1)	—	—	—	—	12,215	1.79	133,788	3.29	146,003	3.18	143,950
Total securities	$5,579	2.28%	$32,621	6.84%	$438,916	6.20%	$731,459	3.39%	$1,208,575	4.42%	$1,192,111
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
Our liquidity could be reduced if a significant amount of certificates of deposit maturing within a short period were not renewed. At June 30, 2024 and 2023, certificates of deposit maturing within one year were $1.49 billion and $1.90 billion, respectively. Historically, a significant portion of the certificates of deposit remain with us after they mature.
At June 30, 2024, $1.10 billion or 68.2% of our certificates of deposit were certificates of $100,000 or more compared to $1.42 billion or 70.6% at June 30, 2023. Excluding brokered certificates of deposit, $688.3 million or 57.4% of our certificates of deposit were certificates of $100,000 or more at June 30, 2024. The general level of market interest rates and money market conditions significantly influence deposit inflows and outflows. The effects of these factors are particularly pronounced on deposit accounts with larger balances. In particular, certificates of deposit with balances of $100,000 or greater are traditionally viewed as being a more volatile source of funding than comparatively lower balance certificates of deposit or non-maturity transaction accounts. In order to retain certificates of deposit with balances of $100,000 or more, we may have to pay a premium rate, resulting in an increase in our cost of funds. To the extent that such deposits do not remain with us, they may need to be replaced with wholesale funding.
Our sources of wholesale funding included brokered certificates of deposit whose balances totaled approximately $408.2 million, or 7.9% of total deposits, at June 30, 2024. We utilize brokered certificates of deposit and as an alternative to other forms of wholesale funding, including borrowings, when interest rates and market conditions favor the use of such deposits. For a portion of our short-term brokered certificates of deposit we utilized interest rate contracts to effectively extend their duration and to fix their cost.

The following table sets forth the distribution of average deposits for the periods indicated and the weighted average nominal interest rates for each period on each category of deposits presented:

	For the Years Ended June 30,
	2024			2023			2022
	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate
	(Dollars In Thousands)
Non-interest-bearing deposits	$595,266	11.14%	—%	$644,543	10.79%	—%	$624,666	11.37%	—%
Interest-bearing demand	2,308,893	43.19	2.91	2,349,802	39.33	1.73	2,067,200	37.64	0.25
Savings	662,981	12.40	0.50	896,651	15.00	0.37	1,088,971	19.83	0.11
Certificates of deposit	1,778,682	33.27	2.92	2,083,864	34.88	1.64	1,711,276	31.16	0.52
						.
Total average deposits	$5,345,822	100.00%	2.29%	$5,974,860	100.00%	1.31%	$5,492,113	100.00%	0.28%
As of June 30, 2024 and 2023, the aggregate amount of certificates of deposit of $250,000 and over was $633.0 million and $883.7 million, respectively. The following table presents the time remaining until maturity of those certificates of deposit as of June 30, 2024:

At June 30,
2024
(In Thousands)
Maturity Period
Within three months	$479,434
Three through six months	90,768
Six through twelve months	40,423
Over twelve months	22,408

Total certificates of deposit	$633,033
The following table sets forth the amount and maturities of certificates of deposit at June 30, 2024:

	At June 30, 2024
	Within One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years to Four Years	Over Four Years to Five Years	Over Five Years	Total
	(In Thousands)
Interest Rate
0.00 - 0.99%	$65,388	$24,510	$12,105	$5,590	$2,433	$—	$110,026
1.00 - 1.99%	7,882	375	—	82	—	—	8,339
2.00 - 2.99%	11,845	299	234	—	21	—	12,399
3.00 - 3.99%	159,797	44,343	—	—	—	5,390	209,530
4.00 - 4.99%	612,516	19,590	10	—	—	—	632,116
5.00 - 5.99%	630,055	4,896	—	—	—	—	634,951

Total certificates of deposit	$1,487,483	$94,013	$12,349	$5,672	$2,454	$5,390	$1,607,361
Additional information about our deposits is presented in Note 9 to the audited consolidated financial statements.

Borrowings. The sources of wholesale funding we utilize include borrowings in the form of advances from the FHLB as well as other forms of borrowings. We generally use wholesale funding to manage our exposure to interest rate risk and liquidity risk in conjunction with our overall asset/liability management process.
Advances from the FHLB are typically secured by our FHLB capital stock and certain investment securities as well as residential and commercial mortgage loans that we choose to utilize as collateral for such borrowings. Additional information about our FHLB advances is included under Note 10 to the audited consolidated financial statements.
At June 30, 2024, we had $1.54 billion of FHLB advances outstanding, excluding a net fair value adjustment of $211,000, at a weighted average interest rate of 5.07%. At June 30, 2023, we had $1.28 billion of FHLB advances outstanding, excluding a net fair value adjustment of $688,000, at a weighted average interest rate of 4.92%.
Our FHLB advances mature as follows:

	At June 30,
	2024	2023
	(In Thousands)
By remaining period to maturity:
Less than one year	$1,328,500	$972,500
One to two years	6,500	103,500
Two to three years	—	6,500
Three to four years	200,000	—
Four to five years	—	200,000
Greater than five years	—	—
Total advances	1,535,000	1,282,500
Fair value adjustments	(211)	(688)
Total advances, net of fair value adjustments	$1,534,789	$1,281,812
At June 30, 2024, we utilized interest rate contracts to effectively extend the duration and fix the cost of our FHLB advances maturing in less than one year.
Based upon the market value of investment securities and mortgage loans that are posted as collateral for FHLB advances at June 30, 2024, we are eligible to borrow up to an additional $1.06 billion of advances from the FHLB as of that date. We are further authorized to post additional collateral in the form of other unencumbered investments securities and eligible mortgage loans that may expand our borrowing capacity with the FHLB up to 30% of our total assets. Additional borrowing capacity up to 50% of our total assets may be authorized with the approval of the FHLB’s Board of Directors or Executive Committee.
In addition, we had the capacity to borrow additional funds totaling $789.0 million via unsecured overnight borrowings from other financial institutions and $381.8 million from the FRB without pledging additional collateral.
The balance of borrowings at June 30, 2024 included overnight line of credit borrowings from the FHLB totaling $175.0 million. There were no unsecured overnight borrowings from other financial institutions at June 30, 2024.
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
At June 30, 2024, our derivative instruments were comprised of interest rate swaps, caps and a floor with a total notional amount of $2.75 billion. These instruments are intended to manage the interest rate exposure relating to certain wholesale funding positions and assets that were outstanding at June 30, 2024.
Additional information regarding our use of interest rate derivatives and our hedging activities is presented in Note 1 and Note 11 to the audited consolidated financial statements.

Subsidiary Activity
At June 30, 2024, Kearny Bank was the only wholly-owned operating subsidiary of Kearny Financial Corp. As of that date, Kearny Bank had three wholly-owned subsidiaries, CJB Investment Corp., 189-245 Berdan Avenue LLC and Kearny Wealth Management LLC. CJB Investment Corp. is a New Jersey Investment Company and remained active through the three-year period ended June 30, 2024. 189-245 Berdan Avenue LLC was formed during the year ended June 30, 2023 for the purpose of ownership and operation of commercial real estate. In February 2024, the Bank formed the Kearny Wealth Management LLC subsidiary for the purpose of providing wealth management and insurance brokerage services via a third-party service provider.
Human Capital Resources
Empowering prosperity, connecting community and delivering trust are the essence of who we are at Kearny Bank and what differentiates us from others. We adhere to these core principles by employing and developing an outstanding team. We cultivate premier performance through consistent training, monitoring, and coaching.
Guided by unwavering principles of ethics and integrity, we serve our clients and shareholders while actively contributing to our communities. Our commitment extends beyond financial transactions; we foster an environment where employees thrive, and customers choose to bank.
Diversity and Inclusion. We recognize the unique value each individual brings to our organization. As part of our commitment to diversity, equity, and inclusion, we appointed a Senior Vice President Director of Diversity, Equity, and Inclusion in the fourth quarter of fiscal year 2023. This role serves as a bridge between business lines and management, promoting diversity across various aspects of our operations. The Director of DEI has established various programs to help grow our culture of inclusivity to be used as platforms to celebrate our diversity of thought and backgrounds across the organization.
Additionally, the Kearny Bank ChangeMakers initiative, which was launched in 2023 in partnership with Rutgers University, has expanded with 35 employees now having successfully completed the program. This initiative focuses on gender and leadership training, engaging in meaningful dialogue and teaching transferable skills to local women owned businesses in our communities.
Employee Profile. As of June 30, 2024, we employed 552 employees, approximately 60% identifying as female. We continue to collaborate with diversity recruitment solutions to enhance our overall recruitment efforts.
Talent Development and Engagement. We invest in our employees’ personal and professional growth by providing career advancement opportunities. Our commitment to promoting from within allows us to leverage employee expertise and organizational knowledge. Furthermore, we offer educational initiatives and support for certifications to enhance our employees’ professional development.
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
Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities and examination policies, including the imposition of restrictions on the operation of an institution and its holding company, the classification of assets by the institution and the adequacy of an institution’s allowance for credit losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, including changes in the regulations governing savings and loan holding companies, could have a material adverse impact on Kearny Financial, Kearny Bank and their operations. The adoption of regulations or the enactment of laws that restrict the operations of Kearny Bank and/or Kearny Financial or impose burdensome requirements upon one or both of them could reduce their profitability and could impair the value of Kearny Bank’s franchise, resulting in negative effects on the trading price of our common stock.
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
Kearny Bank must file reports with the NJDBI and FDIC concerning its activities and financial condition and obtain regulatory approvals prior to entering into certain transactions such as establishing new branches and mergers with or acquisitions of other depository institutions. The NJDBI and FDIC regularly examine Kearny Bank and prepare reports to Kearny Bank’s Board of Directors on any deficiencies found in its operations. The agencies have substantial discretion to take enforcement action with respect to an institution that fails to comply with applicable regulatory requirements or engages in violations of law or unsafe and unsound practices. Such actions can include, among others, the issuance of a cease and desist order, assessment of civil money penalties, removal of officers and directors and appointment of a receiver or conservator.
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

Additionally, New Jersey parity provisions authorize New Jersey savings banks, subject to certain limitations, to exercise the powers, rights, benefits and privileges authorized for national or out-of-state banks, or federal or out-of-state savings banks or savings associations
Federal Deposit Insurance. Kearny Bank’s deposits are insured to applicable limits by the FDIC. The general maximum deposit insurance amount is $250,000 per depositor.
The FDIC assesses insured depository institutions to maintain the Deposit Insurance Fund (“DIF”). Under the FDIC’s risk-based assessment system, institutions deemed less risky pay lower assessments. Assessments for institutions of less than $10 billion of assets, such as Kearny Bank, are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution’s failure within three years. Effective January 1, 2023, the assessment range for insured institutions of less than $10 billion of total assets is 2.5 to 32 basis points of total assets less tangible equity.
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
Regulatory Capital Requirements. FDIC regulations require nonmember banks to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio. The current requirements implement recommendations of the Basel Committee on Banking Supervision and certain requirements of federal law.
For purposes of the regulatory capital standards, common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 capital and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt.
Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. At June 30, 2024, Kearny Bank has exercised the opt-out election regarding the treatment of Accumulated Other Comprehensive Income.
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
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a capital conservation buffer consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. At June 30, 2024, Kearny Bank exceeded all regulatory capital requirements.
In assessing an institution’s capital adequacy, the FDIC takes into consideration, not only these numeric factors, but also qualitative factors. The FDIC has the authority to establish higher capital requirements for individual institutions where deemed necessary.

Depository institutions and their holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria may elect to use the optional community bank leverage ratio framework, which requires maintaining a leverage ratio of greater than 9.0%, to satisfy the regulatory capital requirements, including the risk-based requirements. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. Kearny Bank did not opt into the community bank leverage ratio framework as of June 30, 2024.
Regulations issued by the NJDBI establish generally similar regulatory capital standards for New Jersey-chartered savings banks such as Kearny Bank.
Prompt Corrective Regulatory Action. Federal law requires that federal bank regulatory authorities take prompt corrective action with respect to institutions that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Qualifying banks that elect and comply with the community bank leverage ratio (as established by the regulatory agencies) are considered well-capitalized under the prompt corrective action regulations
The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be well capitalized if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. Further, the institution must not be subject to any written agreement, order or capital directive, or prompt corrective action directive issued by the FDIC to meet and maintain a specific capital level for any capital measure. An institution is adequately capitalized if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater.
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
Undercapitalized banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank’s compliance with such a plan must be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the adequately capitalized status. If an undercapitalized bank fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. Significantly undercapitalized banks must comply with one or more of a number of additional measures including, but not limited to, a required sale of sufficient voting stock to become adequately capitalized, a requirement to reduce total assets, cessation of taking deposits from correspondent banks, the dismissal of directors or officers and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. Critically undercapitalized institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after such status is triggered. These actions are in addition to other discretionary supervisory or enforcement actions that the FDIC may take.
As of June 30, 2024, Kearny Bank was well capitalized.
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
On October 24, 2023, the FDIC, the Federal Reserve Board and the Office of the Comptroller of the Currency issued a final rule to “strengthen and modernize” the CRA regulations and the related regulatory framework. Under the final rule, banks with assets of at least $2 billion as of December 31 for each of the prior two calendar years, such as Kearny Bank, are classified as a large bank. The federal agencies will evaluate large banks under four performance tests, the Retail Lending Test. Although the effective date of the final rule is April 2, 2024, the applicability date for the majority of the provisions in the new CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027.
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
•Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to opt out of the sharing of certain personal financial information with unaffiliated third parties; and
•Regulations requiring banking organizations to notify their primary federal regulator as soon as possible and no later than 36 hours of determining that a “computer-security incident” that arises to the level of a “notification incident” has occurred. A notification incident is a “computer-security incident” that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector. Bank service providers are also required to notify any affected bank to or on behalf of which the service provider provides services “as soon as possible” after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for four or more hours.
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

Consolidated Capital Requirements. Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions (including the community bank leverage ratio alternative) apply to savings and loan holding companies with $3 billion or more of consolidated assets, including Kearny Financial. Kearny Financial was in compliance with the holding company capital requirements and the capital conservation buffer as of June 30, 2024.
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
Qualified Thrift Lender Test. In order for Kearny Financial to be regulated by the Federal Reserve Board as a savings and loan holding company (rather than as a bank holding company), Kearny Bank must remain a qualified thrift lender under applicable law or satisfy the domestic building and loan association test under the Internal Revenue Code. Under the qualified thrift lender test, an institution is generally required to maintain at least 65% of its portfolio assets (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangible assets, including goodwill; and (iii) the value of property used to conduct business) in certain qualified thrift investments (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine months out of each 12 month period. As of June 30, 2024, Kearny Bank met the qualified thrift lender test.
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
Incentive Compensation. In October 2022, the SEC adopted a final rule implementing the incentive-based compensation recovery (“clawback”) provisions of the Dodd-Frank Act. The final rule directs national securities exchanges and associations, including NASDAQ, to require listed companies to develop and implement clawback policies to recover erroneously awarded incentive-based compensation from current or former executive officers in the event of a required accounting restatement due to material noncompliance with any financial reporting requirement under the securities laws, and to disclose their clawback policies and any actions taken under these policies. On June 9, 2023, the SEC approved the NASDAQ proposed clawback listing standards, including the amendments that delay the effective date of the rules to October 2, 2023. The Board of Directors of Kearny Financial approved the adoption of a clawback policy in October 2023, pursuant to the NASDAQ clawback listing standards. A copy of the Company’s clawback policy is included as an exhibit to this Annual Report on Form 10-K.

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
Interest Rate
Our business and financial performance are impacted by market interest rates and movements in those rates.
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
Beginning in March 2022, in response to rising inflation, the Federal Reserve Board’s Federal Open Market Committee systemically increased the target rate from 0.00% – 0.25% to 5.25% – 5.50% in July 2023. In addition, at June 30, 2024, the yield curve has remained inverted as short-term rates remain higher than long-term rates. Our net interest spread and net interest margin have been and may in the future be reduced by potential increases in our cost of funds that may outpace any increases in our yield on interest-earnings assets.
In addition, it may take longer for our assets to reprice to adjust to a new rate environment because fixed rate loans do not fluctuate with interest rate changes and adjustable rate loans often have a specified initial fixed rate period before reset. As a result, a flattening or an inversion of the yield curve is likely to have a negative impact on our net interest income.
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
As of June 30, 2024, our securities portfolio totaled $1.21 billion, or 15.7% of our total assets. Investment securities typically have lower yields than loans. For the year ended June 30, 2024, the weighted average yield of our investment securities portfolio was 4.38%, as compared to 4.45% for our loan portfolio.
Accordingly, our net interest margin is lower than it would have been if a higher proportion of our interest-earning assets consisted of loans. Additionally, at June 30, 2024, $1.07 billion, or 88.8% of our investment securities, are classified as available for sale and reported at fair value with unrealized gains or losses excluded from earnings and reported in other comprehensive income, which affects our reported equity. Accordingly, given the significant size of the investment securities portfolio classified as available for sale and due to possible mark-to-market adjustments of that portion of the portfolio resulting from market conditions, we may experience greater volatility in the value of reported equity. Moreover, given that we actively manage our investment securities portfolio classified as available for sale, we may sell securities which could result in a realized loss, thereby reducing our net income.

Asset Quality
If our allowance for credit losses is not sufficient to cover actual loan losses, our earnings will decrease.
We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the required amount of the allowance for credit losses, we evaluate loans individually and establish credit loss allowances for specifically identified impairments. For loans not individually analyzed, we estimate losses and establish reserves based on reasonable and supportable forecasts and adjustments for qualitative factors. If the assumptions used in our calculation methodology are incorrect, our allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in further additions to our allowance. Our allowance for credit losses on loans was 0.78% of total loans at June 30, 2024 and significant additions to our allowance could materially decrease our net income.
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
We have a significant concentration in commercial real estate loans. If our regulators were to curtail our commercial real estate lending activities, our earnings and/or dividend paying capacity could be adversely affected.
In 2006, the FDIC, the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “Guidance”). The Guidance provides that a bank’s commercial real estate lending exposure may receive increased supervisory scrutiny when total non-owner occupied commercial real estate loans, including loans secured by multi-family property, non-owner occupied commercial real estate and construction loans, represent 300% or more of an institution’s total risk-based capital and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Our level of non-owner occupied commercial real estate equaled 537% of Bank total risk-based capital at June 30, 2024, however our commercial real estate loan portfolio increased by only 19% during the preceding 36 months.
Income from secondary mortgage market operations is volatile, and we may incur losses with respect to our secondary mortgage market operations that could negatively affect our earnings.
A component of our business strategy is to sell a portion of residential mortgage loans originated into the secondary market, earning non-interest income in the form of gains on sale. For the year ended June 30, 2024, gains attributable to the sale of residential mortgage loans totaled $602,000, a decline of $158,000 from $760,000 for the year ended June 30, 2023. When interest rates rise, as they have in the current environment, the demand for mortgage loans tends to fall and may reduce the number of loans we can originate for sale. Weak or deteriorating economic conditions also tend to reduce loan demand. If the residential mortgage loan demand decreases or we are unable to sell such loans for an adequate profit, then our non-interest income will likely decline which would adversely affect our earnings.
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
At June 30, 2024, we had investment securities with fair values of approximately $1.19 billion on which we had approximately $150.1 million in gross unrealized losses and $2.9 million of gross unrealized gains. The valuation and liquidity of our securities could be adversely impacted by reduced market liquidity, increased normal bid-asked spreads and increased uncertainty of market participants, which could reduce the market value of our securities, including those with no apparent credit exposure. The valuation of our securities requires judgment and as market conditions change security values may also change. Significant negative changes to valuations could result in impairments in the value of our securities portfolio, which could have an adverse effect on our financial condition or results of operations.
Our investments in corporate and municipal debt securities, subordinated debt securities and collateralized loan obligations expose us to additional credit risks.
The composition and allocation of our investment portfolio has historically emphasized U.S. agency mortgage-backed securities and U.S. agency debentures. While such assets remain a significant component of our investment portfolio at June 30, 2024, prior enhancements to our investment policies, strategies and infrastructure have enabled us to diversify the composition and allocation of our securities portfolio. Such diversification has included investing in corporate debt, municipal obligations, subordinated debt securities issued by financial institutions and collateralized loan obligations. With the exception of collateralized loan obligations, these securities are generally backed only by the credit of their issuers while investments in collateralized loan obligations generally rely on the structural characteristics of an individual tranche within a larger investment vehicle to protect the investor from credit losses arising from borrowers defaulting on the underlying securitized loans.
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
Inflation has had, and may continue to have a negative effect on our results of operations and financial condition.
Inflation rose sharply at the end of 2021 and has remained at an elevated level through the first half of calendar 2024. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to the Company to increase, which has and could continue to adversely affect our results of operations and financial condition.
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

Funding
Our reliance on wholesale funding could adversely affect our liquidity and operating results.
Among other sources of funds, we rely on wholesale funding, including short- and long-term borrowings and brokered deposits, to provide funds with which to make loans, purchase investment securities and provide for other liquidity needs. On June 30, 2024, wholesale funding totaled $2.12 billion, or approximately 27.6% of total assets.
In the future, this funding may not be readily replaced as it matures, or we may have to pay a higher rate of interest to maintain it. Not being able to maintain or replace those funds as they mature would adversely affect our liquidity. Paying higher interest rates to maintain or replace funding would adversely affect our net interest margin and operating results.
A lack of liquidity could adversely affect our financial condition and results of operations and result in regulatory limits being placed on the Company.
Liquidity is essential to our business. We rely on our ability to gather deposits, make investments and effectively manage the repayment and maturity schedules of loans to ensure that there is adequate liquidity to fund our operations and pay our obligations. An inability to raise funds through deposits, borrowings, the sale and maturities of loans and securities and other sources could have a substantial negative effect on liquidity. Our most important source of funds is deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff, which are strongly influenced by external factors such as changes in interest rates, local and national economic conditions, the availability and attractiveness of alternative investments, and perceptions of the stability of the financial services industry generally and of our institution specifically. Further, the demand for deposits may be reduced due to a variety of factors such as demographic patterns, changes in customer preferences, reductions in consumers’ disposable income, the monetary policy of the FRB, or regulatory actions that decrease customer access to particular products. If customers move money out of bank deposits and into other investments such as money market funds, we would lose a relatively low-cost source of funds, which would increase our funding costs and reduce net interest income. Any changes made to the rates offered on deposits to remain competitive with other financial institutions may also adversely affect profitability and liquidity.
Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities and borrowings from the FHLB. We have the capacity to borrow additional funds from the FHLB as well as from the FRB without pledging additional collateral, and via unsecured overnight borrowings from other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets, changes in the value of investment securities, negative views and expectations about the prospects for the financial services industry, a decrease in our business activity as a result of a downturn in markets, or adverse regulatory actions against us.
Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet expenses, or to fulfill obligations such as repaying borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.
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
Public funds deposits are a notable source of funds for our lending and investment activities. At June 30, 2024, $531.5 million, or 10.3% of our total deposits, consisted of public funds deposits from local government entities in the state of New Jersey, such as townships, counties, school districts and charter schools. These deposits are collateralized by letters of credit from the FHLB or through the pledge of eligible investment securities. Given our reliance on these typically high-average balance public funds deposits as a source of funds, our inability to retain such funds could adversely affect our liquidity. Further, our public funds deposits are primarily floating rate interest-bearing demand deposit accounts and therefore their pricing is more sensitive to changes in interest rates. If we are forced to pay higher rates on our public funds accounts to retain those funds, or if we are unable to retain such funds and we are forced to rely on other sources of funds for our lending and investment activities, such as borrowings from the FHLB, the interest expense associated with these other funding sources may be higher than the rates we are currently paying on our public funds deposits, which would adversely affect our net interest income.

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
We rely on certain external vendors to provide products and services necessary to maintain our day-to-day operations. These third party vendors are sources of operational and informational security risk to us, including risks associated with operational errors, information system interruptions or breaches and unauthorized disclosures of sensitive or confidential client or customer information. If these vendors encounter any of these issues, or if we have difficulty communicating with them, we could be exposed to disruption of operations, loss of service or connectivity to customers, reputational damage, and litigation risk that could have a material adverse effect on our business and, in turn, our financial condition and results of operations.
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
The performance of our multi-family loans could be adversely impacted by regulation.
Multi-family loans generally involve risk of legislation and government regulations involving rent control and rent stabilization, which are outside the control of the borrower or the Company, and could impair the value of the collateral for the loan or the future cash flows of such properties. As a result of these restrictions, it is possible that rental income on certain rent-regulated properties might not rise sufficiently over time to satisfy increases in the loan rate at repricing or increases in overhead expenses (e.g., utilities, taxes, etc.).
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
Business Issues
We hold certain intangible assets, including goodwill, which have been partially impaired and could become further impaired in the future. If these assets are further or fully impaired in the future, our earnings would decrease.
At June 30, 2024, we had approximately $115.5 million in intangible assets on our balance sheet, comprised of $113.5 million of goodwill and $1.9 million of core deposit intangibles. We are required to periodically test our goodwill and identifiable intangible assets for impairment. The impairment testing process considers a variety of factors, including the current market price of our common stock, the estimated net present value of our assets and liabilities, and information concerning the terminal valuation of similarly situated insured depository institutions. If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our common stock or our regulatory capital levels, but recognition of such an impairment loss could significantly restrict Kearny Bank’s ability to make dividend payments to Kearny Financial and therefore adversely impact our ability to pay dividends to stockholders.
We cannot guarantee that our allocation of capital to various alternatives will enhance long-term stockholder value.
Our business plan calls for us to execute a variety of strategies to allocate and deploy any excess capital including, but not limited to, continued organic balance sheet growth and diversification, and payment of regular cash dividends. Additionally, we will carefully consider acquisition opportunities to further deploy capital when we expect such opportunities to significantly enhance long-term shareholder value. If we are unable to effectively and timely deploy capital through these strategies, it may constrain growth in earnings and return on equity and thereby diminish potential growth in stockholder value.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
Risk Management and Strategy
We structure our information security program around the Federal Financial Institutions Examinations Council (FFIEC) Information Security program guidance, including the FFIEC Cybersecurity Assessment Toolkit, regulatory guidance, and other industry standards. We leverage industry and government associations, third-party benchmarking, audits and threat intelligence feeds to promote program effectiveness. Our Chief Technology and Innovation Officer ("CTIO"), along with key members of their team, regularly collaborate with peer banks, industry groups, and policymakers.
We employ an in-depth, layered, defensive strategy with respect to our products, services and technology. We leverage people, processes and technology to manage and maintain cybersecurity controls. We employ a variety of preventative and detective tools designed to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats.
We have established processes and systems to mitigate cyber risk, including regular education and training, preparedness simulations and tabletop exercises, and recovery and resilience tests. Our processes, systems and controls are reviewed periodically by internal and external auditors, Federal and State bank examiners, and independent external partners to assess design and operating effectiveness. We also maintain information security risk insurance coverage.
We engage third party security experts to supplement our internal Information Security team as well as for assessments, penetration tests and program enhancements, including vulnerability assessments, security framework maturity assessments and identification of areas for continued focus and improvement. In addition, our third-party experts work with us to conduct cybersecurity tabletop exercises and internal phishing awareness campaigns. We use the findings of these exercises to improve our practices, procedures, and technologies. We also engage third party security experts to support our cybersecurity threat and incident response management and maintain information security risk insurance coverage.
We engage with a range of external experts, including cybersecurity assessors, consultants, auditors, and legal counsel in evaluating and testing our risk management systems. This enables us to leverage specialized knowledge and insights, ensuring our cybersecurity strategies and processes remain current.
In the past three years, we have not experienced any material computer data security breaches as a result of a compromise of our information systems and we are not aware and have not had a significant cybersecurity breach or attack that had a material impact on our business or operating results to date.
Governance
Our Board is actively engaged in the oversight of our cybersecurity program. Specifically, the Risk Committee is responsible for overseeing our information security program, including management’s actions to identify, assess, mitigate, and remediate material cyber issues and risks. Our CTIO provides quarterly reports to the Risk Committee regarding information security programs, key enterprise cyber initiatives, and significant cybersecurity and privacy incidents.

Our CTIO is part of the risk management function, reporting directly to our Chief Executive Officer (“CEO”). Various management committees provide oversight of the information security and technology programs. These committees generally meet quarterly and summaries of key issues discussed and actions taken are provided to the Risk Committee.
Item 2. Properties
The Company and the Bank conduct business from their corporate headquarters at 120 Passaic Avenue in Fairfield, New Jersey and from administrative offices located in Fairfield, Clifton and Oakhurst, New Jersey.
At June 30, 2024, the Company operated 43 branch offices located in Bergen, Essex, Hudson, Middlesex, Monmouth, Morris, Ocean, Passaic, Somerset and Union counties, New Jersey and Kings and Richmond counties, New York. At June 30, 2024, 18 of our branch offices are leased with remaining terms between seven months and nine years. At June 30, 2024, our net investment in property and equipment totaled $44.9 million.
Additional information regarding our properties as of June 30, 2024, is presented in Note 7 to the audited consolidated financial statements.
Item 3. Legal Proceedings
We are, from time to time, party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At June 30, 2024, there were no lawsuits pending or known to be contemplated against us that would be expected to have a material effect on operations or income.
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
As of August 19, 2024, there were 4,040 registered holders of record of the Company’s common stock. Certain shares of the Company are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
(b) Use of Proceeds. Not applicable.
(c) Issuer Purchases of Equity Securities. The Company did not repurchase any shares of its common stock during the fourth quarter of the fiscal year ended June 30, 2024.

Stock Performance Graph. The following graph compares the cumulative total shareholder return on the Company’s common stock with the cumulative total return on the NASDAQ Composite Index and a peer group of the S&P U.S. SmallCap Banks Index, in each case assuming an investment of $100 as of June 30, 2019. Total return assumes the reinvestment of all dividends.

Total Return Performance
Kearny Financial Corp.
Nasdaq Composite Index
S&P U.S. SmallCap Banks Index
Index Value
250
200
150
100
50
0
06/30/19
06/30/20
06/30/21
06/30/22
06/30/23
06/30/24

	At June 30,
	2019	2020	2021	2022	2023	2024
Kearny Financial Corp.	$100	$63	$95	$92	$61	$57
NASDAQ Composite Index	100	127	184	141	178	231
S&P U.S. SmallCap Banks Index	100	75	126	116	95	116
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
Management believes the following information may enable investors to better understand the changes in our ACL. Our ACL totaled $44.9 million and $48.7 million at June 30, 2024 and 2023, respectively. The $3.8 million decrease in our ACL was largely attributable to a reduction in reserves for individually evaluated loans, primarily driven by the charge-off on three related non-performing commercial real estate loans transferred to held-for-sale and sold during the year ended June 30, 2024. The quantitative component of our ACL, which is largely based on the national unemployment rate forecast, increased $4.0 million, which largely resulted from slower prepayment speeds. The qualitative component of our ACL, which is largely based on management’s judgment of qualitative loss factors, decreased $5.3 million.
Our ACL totaled $44.9 million at June 30, 2024 and the amount allocated to our collectively evaluated multi-family and nonresidential mortgage loans was $29.7 million, of which $19.7 million was attributable to qualitative loss factors. Changes in managements’ judgement of qualitative loss factors could result in a significant change to the ACL. As described in Note 1, qualitative loss factors are applied to each portfolio segment with the amounts judgmentally determined by the relative risk to the most severe loss periods identified in the historical loan charge-offs of a peer group of similar-sized regional banks. At June 30, 2024, the most severe historical loss rate for multi-family and nonresidential mortgages loans was 1.69%.
Management performed a hypothetical sensitivity analysis to understand the impact of a change in a key input on our ACL. At June 30, 2024, if the four-quarter national unemployment rate forecast had been 9% rather than an average of approximately 4.0%, our ACL as a percent of total loans would have increased 37 basis points from 0.78% to 1.15%. This sensitivity analysis includes the impact to both the quantitative and qualitative components of our ACL. Changes in quantitative inputs and qualitative loss factors may not occur in the same direction or magnitude across all segments of our loan portfolio and deterioration in some quantitative inputs and qualitative loss factors may offset improvement in others. This sensitivity analysis does not represent a change to our expectations of the economic environment but provides a hypothetical result to assess the sensitivity of the ACL to a change in a key input. This sensitivity analysis does not incorporate changes to management’s judgment of qualitative loss factors.
Our ACL on individually analyzed loans is determined on an individual basis using the present value of expected cash flows discounted using the loan’s effective interest rate or, for collateral-dependent loans, the fair value of the collateral, less estimated selling costs, as applicable. Our ACL on individually analyzed loans decreased $2.6 million during the year ended June 30, 2024.

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
In assessing impairment, we have the option to perform a qualitative analysis to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of our single reporting unit is less than its carrying amount. Due to the continued impact of higher interest rates and a sustained decline in the banking industry share prices, including our own, we performed a quantitative goodwill impairment during the fourth quarter of the year ended June 30, 2024. The quantitative goodwill impairment test compares the estimated fair value of the reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. However, if the carrying amount of the reporting unit were to exceed its estimated fair value, and impairment loss would be recorded.
The quantitative assessment of goodwill for our single reporting unit was performed utilizing a discounted cash flow analysis (“income approach”) and estimates of selected market information (“market approaches”). The result of the income approach was weighted at 50% and the results of the market approaches comprised the remaining 50% in determining the fair value of our single reporting unit. The carrying value of our single reporting unit exceeded its respective fair value, resulting in the recognition of a non-cash, pre-tax goodwill impairment of $97.4 million for the year ended June 30, 2024. As a result, the Company’s goodwill decreased from $210.9 million at June 30, 2023 to $113.5 million at June 30, 2024. Determining fair value of our single reporting unit is subject to uncertainty as it is reliant on projected future cash flows, discount rate assumption, and market estimates. In the future, changes in projected future cash flows, discount rate assumption, or market estimates may result in further impairment of goodwill.

Financial Overview
The following financial information and other data in this section are derived from our audited consolidated financial statements and should be read together therewith:

	At June 30,
	2024	2023	2022
	(In Thousands)
Balance Sheet Data:
Cash and equivalents	$63,864	$70,515	$101,615
Assets	7,683,461	8,064,815	7,719,883
Net loans receivable	5,687,848	5,780,687	5,370,787
Investment securities available for sale	1,072,833	1,227,729	1,344,093
Investment securities held to maturity	135,742	146,465	118,291
Goodwill	113,525	210,895	210,895
Deposits	5,158,123	5,629,183	5,862,256
Borrowings	1,709,789	1,506,812	901,337
Stockholders' equity	753,571	869,284	894,000

	For the Years Ended June 30,
	2024	2023	2022
	(Dollars in Thousands, Except Per Share Amounts)
Summary of Operations:
Interest income	$328,868	$293,724	$226,272
Interest expense	186,274	117,859	29,669
Net interest income	142,594	175,865	196,603
Provision for (reversal of) credit losses	6,226	2,486	(7,518)
Net interest income after provision for (reversal of) credit losses	136,368	173,379	204,121
Non-interest income	(1,993)	2,751	13,934
Non-interest expenses	215,151	123,751	125,708
(Loss) income before taxes	(80,776)	52,379	92,347
Income tax expense	5,891	11,568	24,800
Net (loss) income	$(86,667)	$40,811	$67,547

Per Share Data:
Net (loss) income per share - Basic and diluted	$(1.39)	$0.63	$0.95
Weighted average number of common shares outstanding (in thousands):
Basic	62,444	64,804	70,911
Diluted	62,444	64,804	70,933
Cash dividends per share	$0.44	$0.44	$0.43
Dividend payout ratio(1)	(31.9)%	70.2%	45.1%
________________________________________
(1)Represents cash dividends declared divided by net income.

	At or For the Years Ended June 30,
	2024	2023	2022
Performance Ratios:
Return on average assets (ratio of net income to average total assets)	(1.10)%	0.51%	0.93%
Return on average equity (ratio of net income to average total equity)	(10.51)%	4.66%	6.86%
Return on average tangible equity (ratio of net income to average tangible equity)(1)	(13.64)%	6.17%	8.77%
Net interest rate spread	1.57%	2.09%	2.86%
Net interest margin	1.94%	2.34%	2.94%
Average interest-earning assets to average interest-bearing liabilities	114.73%	115.66%	118.93%
Efficiency ratio(2)	153.02%	69.28%	59.71%
Non-interest expense to average assets	2.73%	1.53%	1.73%

Asset Quality Ratios:
Non-performing loans to total loans	0.70%	0.73%	1.30%
Non-performing assets to total assets	0.52%	0.69%	1.19%
Net charge-offs to average loans outstanding	0.17%	0.01%	0.07%
Allowance for credit losses to total loans	0.78%	0.83%	0.87%
Allowance for credit losses to non-performing loans	112.68%	114.33%	66.92%

Capital Ratios:
Average equity to average assets	10.46%	10.85%	13.52%
Equity to assets at period end	9.81%	10.78%	11.58%
Tangible equity to tangible assets at period end(3)	8.43%	8.35%	9.06%
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
Comparison of Financial Condition at June 30, 2024 and June 30, 2023
Executive Summary. Total assets decreased by $381.4 million, or 4.7%, to $7.68 billion at June 30, 2024 from $8.06 billion at June 30, 2023. The decrease primarily reflected decreases in investment securities, net loans receivable and goodwill.
Investment Securities. Investment securities available for sale decreased by $154.9 million to $1.07 billion at June 30, 2024 from $1.23 billion at June 30, 2023. This decrease was largely the result of principal repayments of $133.0 million and sales of $122.2 million, partially offset by purchases of $74.0 million and a $25.5 million increase in the fair value of the portfolio to a net unrealized loss of $130.7 million.
Investment securities held to maturity decreased by $10.7 million to $135.7 million at June 30, 2024 from $146.5 million at June 30, 2023. The decrease was largely the result of principal repayments of $10.9 million, partially offset by purchases of $300,000.
Additional information regarding investment securities at June 30, 2024 is presented under “Item 1. Business” of this Annual Report on Form 10-K, as well as in Note 3 to the audited consolidated financial statements.
Loans Held-for-Sale. Loans held-for-sale totaled $6.0 million at June 30, 2024 as compared to $9.6 million at June 30, 2023 and are reported separately from the balance of net loans receivable. Loans held-for-sale consisted of residential mortgage loans of $6.0 million at June 30, 2024 as compared to residential mortgage loans of $9.6 million at June 30, 2023. During the year ended June 30, 2024, we sold $79.1 million of residential mortgage loans, resulting in a net gain on sale of $602,000, and $10.8 million of commercial mortgage loans, resulting in a net loss on sale of $884,000.

Net Loans Receivable. Net loans receivable decreased by $92.8 million, or 1.6%, to $5.69 billion at June 30, 2024 from $5.78 billion at June 30, 2023. Detail regarding the change in the loan portfolio is presented below:

	June 30, 2024	June 30, 2023	Increase/ (Decrease)
	(In Thousands)
Commercial loans:
Multi-family mortgage	$2,645,851	$2,761,775	$(115,924)
Nonresidential mortgage	948,075	968,574	(20,499)
Commercial business	142,747	146,861	(4,114)
Construction	209,237	226,609	(17,372)
Total commercial loans	3,945,910	4,103,819	(157,909)

One- to four-family residential mortgage	1,756,051	1,700,559	55,492

Consumer loans:
Home equity loans	44,104	43,549	555
Other consumer	2,685	2,549	136
Total consumer loans	46,789	46,098	691

Total loans	5,748,750	5,850,476	(101,726)

Unaccreted yield adjustments	(15,963)	(21,055)	5,092
Allowance for credit losses	(44,939)	(48,734)	3,795

Net loans receivable	$5,687,848	$5,780,687	$(92,839)
Commercial loan origination volume for the year ended June 30, 2024 totaled $287.8 million, comprised of $103.7 million of commercial mortgage loan originations, $98.5 million of commercial business loan originations and construction loan disbursements of $85.6 million.
One- to four-family residential mortgage loan origination volume, excluding loans held-for-sale, totaled $131.5 million for the year ended June 30, 2024 and was supplemented with loan purchases totaling $60.3 million. Home equity loan and line of credit origination volume for the same period totaled $18.0 million.
Additional information about our loans at June 30, 2024 is presented under “Item 1. Business” of this Annual Report on Form 10-K, as well as in Note 4 to the audited consolidated financial statements.
Nonperforming loans. Nonperforming loans decreased by $2.7 million to $39.9 million, or 0.70% of total loans, at June 30, 2024 from $42.6 million, or 0.73% of total loans, at June 30, 2023. The decrease in nonperforming loans was largely attributable to a decrease of $6.7 million in nonperforming nonresidential mortgage loans, partially offset by an increase of $3.5 million in nonperforming multi-family mortgage loans.
Additional information about nonperforming loans and reportable loan modifications at June 30, 2024 is presented under “Item 1. Business” of this Annual Report on Form 10-K, as well as in Note 4 to the audited consolidated financial statements.
Allowance for Credit Losses. At June 30, 2024, the ACL totaled $44.9 million, or 0.78% of total loans, reflecting a decrease of $3.8 million from $48.7 million, or 0.83% of total loans, at June 30, 2023. The decrease was largely attributable to a provision for credit losses of $6.2 million, primarily driven by an increase in the provision for individually evaluated loans. Partially offsetting the provision for credit losses were net charge-offs of $10.0 million, of which $3.4 million had been individually reserved for within the ACL at June 30, 2023.
Additional information about the allowance for credit losses at June 30, 2024 is presented under “Item 1. Business” of this Annual Report on Form 10-K, as well as in Note 1 and Note 5 to the audited consolidated financial statements.

Other Assets. The aggregate balance of other assets, including premises and equipment, FHLB stock, interest receivable, goodwill, core deposit intangibles, bank owned life insurance, deferred income taxes, OREO and other assets, decreased by $112.7 million to $717.1 million at June 30, 2024 from $829.8 million at June 30, 2023. The decrease in other assets largely reflected the recognition of a non-cash, pre-tax goodwill impairment of $97.4 million and a $13.0 million decrease in OREO. The decrease in OREO was a result of the sale of our sole OREO asset in January 2024. The remaining change generally reflected normal operating fluctuations within these line items.
Deposits. Total deposits decreased by $471.1 million, or 8.4%, to $5.16 billion at June 30, 2024 from $5.63 billion at June 30, 2023. Included in total deposits are brokered and listing service time deposits of $408.2 million and $640.5 million at June 30, 2024 and 2023, respectively. The following table sets forth the distribution of, and changes in, deposits, by type, at the dates indicated:

	June 30, 2024	June 30, 2023	Increase/ (Decrease)
	(In Thousands)
Non-interest-bearing deposits	$598,366	$609,999	$(11,633)

Interest-bearing deposits:
Interest-bearing demand	2,308,915	2,252,912	56,003
Savings	643,481	748,721	(105,240)
Certificates of deposit (retail)	1,199,127	1,377,028	(177,901)
Certificates of deposit (brokered and listing service)	408,234	640,523	(232,289)
Interest-bearing deposits	4,559,757	5,019,184	(459,427)
Total deposits	$5,158,123	$5,629,183	$(471,060)
Uninsured deposits totaled $1.77 billion as of June 30, 2024, unchanged from June 30, 2023. Excluding collateralized deposits of state and local governments, and deposits of the Bank’s wholly-owned subsidiary and holding company, uninsured deposits totaled $764.4 million, or 14.8% of total deposits, at June 30, 2024 compared to $710.4 million, or 12.6% of total deposits, at June 30, 2023.
Additional information about our deposits at June 30, 2024 is presented under “Item 1. Business” of this Annual Report on Form 10-K, as well as in Note 9 to the audited consolidated financial statements.
Borrowings. The balance of borrowings increased by $203.0 million, or 13.5%, to $1.71 billion at June 30, 2024 from $1.51 billion at June 30, 2023 which included overnight borrowings totaling $175.0 million and $225.0 million at June 30, 2024 and 2023, respectively. The increase was primarily driven by a net increase in advances from the FHLB and the Federal Reserve Bank of New York (“FRBNY”). FRBNY advances consisted of $100.0 million in borrowings under the Bank Term Funding Program (“BTFP”) which included favorable terms and conditions as compared to FHLB advances and brokered deposits.
Additional information about our borrowings at June 30, 2024 is presented under “Item 1. Business” of this Annual Report on Form 10-K, as well as in Note 10 to the audited consolidated financial statements.
Other Liabilities. The balance of other liabilities, including advance payments by borrowers for taxes and other miscellaneous liabilities, increased by $2.4 million to $62.0 million at June 30, 2024 from $59.5 million at June 30, 2023. The change in the balance of other liabilities generally reflected normal operating fluctuations within these line items.
Stockholders’ Equity. Stockholders’ equity decreased by $115.7 million to $753.6 million at June 30, 2024 from $869.3 million at June 30, 2023. The decrease in stockholders’ equity during the year ended June 30, 2024 reflected a net loss of $86.7 million, primarily driven by a non-cash, after-tax, goodwill impairment of $95.3 million, dividends totaling $27.6 million, and share repurchases totaling $11.2 million, partially offset by other comprehensive income, net of tax, of $6.3 million. Other comprehensive income during the year ended June 30, 2024 reflected the reclassification of a net realized loss on the sale of securities available for sale out of accumulated other comprehensive loss due to an investment securities repositioning and an increase in the fair value of our available for sale securities, partially offset by a decrease in the fair value of our derivatives portfolio.
Book value per share decreased by $1.50 to $11.70 at June 30, 2024 while tangible book value per share decreased by $0.06 to $9.90 at June 30, 2024.

During the year ended June 30, 2024, we repurchased 1,504,747 shares of common stock at a cost of $11.2 million, or $7.40 per share. On November 7, 2023, we announced the completion of our ninth repurchase plan which authorized the repurchase of 4,000,000 shares. Such shares were repurchased at a cost of $34.9 million, or $8.74 per share.
Comparison of Operating Results for the Years Ended June 30, 2024 and June 30, 2023
Net (Loss) Income. Net loss for the year ended June 30, 2024 was $86.7 million, or $1.39 per diluted share, a decrease of $127.5 million from net income of $40.8 million, or $0.63 per diluted share for the year ended June 30, 2023. The net loss was primarily attributable to a non-cash, after tax, goodwill impairment charge of $95.3 million. The net loss also reflected a decrease in net interest income, a decrease in non-interest income and an increase in the provision for credit losses, partially offset by a decrease in non-interest expense, excluding goodwill impairment, and a decrease in income tax expense. Results for the years ended June 30, 2024 and June 30, 2023 were impacted by various non-recurring items, as described in further detail below.
Net Interest Income. Net interest income decreased by $33.3 million to $142.6 million for the year ended June 30, 2024. The decrease between the comparative periods resulted from an increase of $68.4 million in interest expense, partially offset by an increase of $35.1 million in interest income. Included in net interest income for the years ended June 30, 2024 and 2023, respectively, was purchase accounting accretion of $2.6 million and $5.3 million and loan prepayment penalty income of $879,000 and $895,000.
Net interest margin decreased 40 basis points to 1.94% for the year ended June 30, 2024, from 2.34% for the year ended June 30, 2023. The decrease reflected increases in the cost of interest-bearing liabilities, increases in the average balances of interest-bearing borrowings and decreases in the average balances of interest-earning assets, partially offset by higher yields on interest-earning assets and decreases in the average balances of interest-bearing deposits.

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

	For the Years Ended June 30,
	2024			2023			2022
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$5,752,496	$256,007	4.45%	$5,827,123	$233,147	4.00%	$4,922,400	$190,520	3.87%
Taxable investment securities(2)	1,438,200	63,313	4.40	1,532,961	54,855	3.58	1,622,475	32,746	2.02
Tax-exempt securities (2)	14,718	336	2.28	30,332	694	2.29	55,981	1,273	2.27
Other interest-earning assets(3)	131,019	9,212	7.03	115,390	5,028	4.36	82,802	1,733	2.09
Total interest-earning assets	7,336,433	328,868	4.48	7,505,806	293,724	3.91	6,683,658	226,272	3.39
Non-interest-earning assets	541,859			563,131			598,712
Total assets	$7,878,292			$8,068,937			$7,282,370

Interest-bearing liabilities:
Interest-bearing demand	$2,308,893	$67,183	2.91	$2,349,802	$40,650	1.73	$2,067,200	$5,123	0.25
Savings	662,981	3,293	0.50	896,651	3,351	0.37	1,088,971	1,190	0.11
Certificates of deposit	1,778,682	51,938	2.92	2,083,864	34,162	1.64	1,711,276	8,895	0.52
Total interest-bearing deposits	4,750,556	122,414	2.58	5,330,317	78,163	1.47	4,867,447	15,208	0.31
FHLB advances	1,458,941	53,948	3.70	1,101,658	37,734	3.43	679,388	14,067	2.07
Other borrowings	184,768	9,912	5.36	57,468	1,962	3.41	72,841	394	0.54
Total borrowings	1,643,709	63,860	3.89	1,159,126	39,696	3.42	752,229	14,461	1.92
Total interest-bearing liabilities	6,394,265	186,274	2.91	6,489,443	117,859	1.82	5,619,676	29,669	0.53
Non-interest-bearing liabilities(4)	659,710			704,136			678,143
Total liabilities	7,053,975			7,193,579			6,297,819
Stockholders' equity	824,317			875,358			984,551
Total liabilities and stockholders' equity	$7,878,292			$8,068,937			$7,282,370

Net interest income		$142,594			$175,865			$196,603
Interest rate spread(5)			1.57%			2.09%			2.86%
Net interest margin(6)			1.94%			2.34%			2.94%
Ratio of interest-earning assets to interest-bearing liabilities	1.15			1.16			1.19
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
(4)Includes average balances of non-interest-bearing deposits of $595.3 million, $644.5 million and $624.7 million for the years ended June 30, 2024, 2023 and 2022, respectively.
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

	Year Ended June 30, 2024 versus Year Ended June 30, 2023			Year Ended June 30, 2023 versus Year Ended June 30, 2022
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest and dividend income
Loans receivable	$(3,024)	$25,884	$22,860	$36,040	$6,587	$42,627
Taxable investment securities	(3,545)	12,003	8,458	(1,901)	24,010	22,109
Tax-exempt securities	(355)	(3)	(358)	(590)	11	(579)
Other interest-earning assets	758	3,426	4,184	876	2,419	3,295
Total interest-earning assets	(6,166)	41,310	35,144	34,425	33,027	67,452

Interest expense:
Interest-bearing demand	(720)	27,253	26,533	802	34,725	35,527
Savings	(1,017)	959	(58)	(243)	2,404	2,161
Certificates of deposit	(5,620)	23,396	17,776	2,320	22,947	25,267
Borrowings	18,186	5,978	24,164	10,324	14,911	25,235
Total interest-bearing liabilities	10,829	57,586	68,415	13,203	74,987	88,190

Change in net interest income	$(16,995)	$(16,276)	$(33,271)	$21,222	$(41,960)	$(20,738)
Provision for Credit Losses. The provision for credit losses increased by $3.7 million to a provision for credit losses of $6.2 million for the year ended June 30, 2024, compared to provision for credit losses of $2.5 million for the year ended June 30, 2023. The provision for credit losses for the year ended June 30, 2024 was largely attributable to charge-offs of three related commercial real estate loans and the charge-off of one non-performing commercial and industrial loan relationship. The provision for credit losses for the year ended June 30, 2023 was largely attributable to loan growth, partially offset by a reduction in the expected life of the loan portfolio.
Additional information regarding the allowance for credit losses and the associated provision recognized during the year ended June 30, 2024 is presented under “Item 1, Business” on this Annual Report on Form 10-K as well as in Note 1 and Note 5 to the audited consolidated financial statements as well as the Comparison of Financial Condition at June 30, 2024.
Non-Interest Income. Non-interest income decreased by $4.7 million to $2.0 million for the year ended June 30, 2024.
Loss on sale and call of securities was $18.1 million during the year ended June 30, 2024 compared to a loss of $15.2 million recorded during the earlier comparative period. The current year loss was the result of our securities portfolio repositioning that involved the sale of $122.2 million of available for sale securities in December 2023. Proceeds of the sale were utilized to retire higher-cost wholesale funding and to reinvest in loans yielding approximately 7.0%.
Loss on sale of loans was $282,000 for the year ended June 30, 2024 compared to a loss of $1.6 million during the earlier comparative period. The decrease in loan sale losses was largely attributable to a loss of $2.4 million on the sale of a non-performing commercial mortgage loan held-for-sale in the prior comparative period. The loss in the current period was primarily the result of the sale of three related nonperforming commercial real estate loans held-for-sale resulting in a net loss on sale of $884,000.
We recognized a non-recurring loss of $974,000 attributable to the write-down of one other real estate owned (“OREO”) property during the quarter ended December 31, 2023, while there were no such losses recorded in the prior period. This OREO asset was subsequently sold during the quarter ended March 31, 2024.

Income from bank owned life insurance (“BOLI”) increased $431,000 to $9.1 million for the year ended June 30, 2024. The increase primarily reflected improved income as a result of the BOLI restructure initiated in December 2023, partially offset by a decrease of $551,000 in payouts on life insurance policies compared to the prior year period and non-recurring exchange charges of $965,000 in the current year period related to the BOLI restructure.
Other non-interest income decreased $2.9 million to $3.4 million for the year ended June 30, 2024. The decrease was primarily attributable to a non-recurring gain of $2.9 million from the sale of a former branch location in the earlier comparative period.
Electronic banking fees and charges increased $598,000 to $2.4 million for the year ended June 30, 2024. The increase was primarily driven by a non-recurring contract renewal bonus of $750,000 recorded in the current period related to a licensing agreement with a third-party vendor.
The remaining changes in the other components of non-interest income between comparative periods generally reflected normal operating fluctuations within those line items.
Non-Interest Expense. Non-interest expense increased by $91.4 million to $215.2 million for the year ended June 30, 2024 from $123.8 million for the year ended June 30, 2023, driven by a pre-tax, non-cash goodwill impairment of $97.4 million recognized in the current year period. Excluding the goodwill impairment, non-interest expense decreased $6.0 million compared to the prior year period.
Salaries and employee benefits expense decreased by $6.4 million to $69.2 million for the year ended June 30, 2024 reflecting lower average headcount and a decrease in incentive payments tied to origination volume, partially offset by annual merit increases. Included in salaries and employee benefits for the year ended June 30, 2023 was $757,000 of severance expense from a workforce realignment.
Net occupancy expense of premises decreased by $1.0 million to $11.0 million for the year ended June 30, 2024. This decrease was primarily due to decreases in rent expense, depreciation expense, and building repairs and maintenance expense. These decreases are a result of the consolidation of two branch locations during the quarter ended June 30, 2023.
Advertising and marketing expense decreased $726,000 to $1.4 million for the year ended June 30, 2024. This decrease in advertising expense resulted from the adoption of lower cost in-house digital campaigns supporting our loan and deposit growth initiatives.
FDIC insurance premiums increased $847,000 to $6.0 million for the year ended June 30, 2024. This increase was largely attributable to an updated assessment rate from the FDIC.
For the year ended June 30, 2023, the Company recorded $800,000 in branch consolidation expense, of which $250,000 was recorded in occupancy expense and $550,000 was recorded in other expense. No such expenses were recorded during the year ended June 30, 2024.
The remaining changes in the other components of non-interest expense between comparative periods generally reflected normal operating fluctuations within those line items.
Provision for Income Taxes. Provision for income taxes decreased by $5.7 million to $5.9 million for the year ended June 30, 2024, from $11.6 million for the year ended June 30, 2023. The decrease in income tax expense was due to lower pre-tax income, partially offset by $5.7 million of tax expense related to the surrender of BOLI policies during the year ended June 30, 2024.
Comparison of Operating Results for the Years Ended June 30, 2023 and June 30, 2022
A comparison of our operating results for the years ended June 30, 2023 and June 30, 2022 can be found in our Annual Report on Form 10-K for the year ended June 30, 2023, filed with the SEC on August 25, 2023.

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
Liquidity, at June 30, 2024, included $63.9 million of short-term cash and equivalents and $1.07 billion of investment securities available for sale which can readily be sold or pledged as collateral, if necessary. In addition, we have the capacity to borrow additional funds from the FHLB, FRB or via unsecured overnight borrowings. As of June 30, 2024, we had the capacity to borrow additional funds totaling $1.06 billion and $381.8 million from the FHLB and FRB, respectively, without pledging additional collateral. We had the ability to pledge additional securities to borrow an additional $381.4 million at June 30, 2024. As of that same date, we also had access to unsecured overnight borrowings with other financial institutions totaling $789.0 million, of which none was outstanding.
Deposits decreased $471.1 million to $5.16 billion at June 30, 2024 from $5.63 billion at June 30, 2023. The decrease in deposit balances reflected a $459.4 million decrease in interest-bearing deposits coupled with a $11.6 million decrease in non-interest-bearing deposits. Borrowings from the FHLB and other sources are generally available to supplement our liquidity position or to replace maturing deposits. As of June 30, 2024, our outstanding balance of FHLB advances, excluding fair value adjustments, totaled $1.54 billion. As of the same date, we had $175.0 million outstanding via our overnight line of credit with the FHLB.
The following table sets forth information concerning balances and interest rates on our short-term borrowings at and for the periods shown:

	At or For the Years Ended June 30,
	2024	2023	2022
	(Dollars in Thousands)
Balance at end of year	$1,400,000	$1,175,000	$625,000
Average balance during year	$1,314,686	$900,997	$476,142
Maximum outstanding at any month end	$1,490,000	$1,280,000	$684,000
Weighted average interest rate at end of year	5.47%	5.42%	1.72%
Weighted average interest rate during year	5.52%	4.49%	0.58%
The following table discloses our contractual obligations and commitments as of June 30, 2024:

	June 30, 2024
	Less than One Year	One to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(In Thousands)
Contractual obligations
Operating lease obligations	$3,390	$6,622	$3,994	$2,847	$16,853
Certificates of deposit	1,487,483	106,362	8,126	5,390	1,607,361
Federal Home Loan Bank Advances	1,328,500	6,500	200,000	—	1,535,000

Total contractual obligations	$2,819,373	$119,484	$212,120	$8,237	$3,159,214

Commitments
Undisbursed funds from approved lines of credit(1)	$74,822	$21,380	$3,626	$57,474	$157,302
Construction loans in process(1)	75,672	—	—	—	75,672
Other commitments to extend credit(1)	47,946	—	—	—	47,946

Total commitments	$198,440	$21,380	$3,626	$57,474	$280,920
________________________________________
(1)Represents amounts committed to customers.

In addition to the loan commitments noted above, the pipeline of loans held for sale included $16.0 million of in process loans whose terms included interest rate locks to borrowers that were paired with a best-efforts commitment to sell the loan to a buyer at a fixed price and within a predetermined timeframe after the sale commitment is established.
In addition to the commitments noted above, we are party to standby letters of credit totaling approximately $160,000 at June 30, 2024 through which we guarantee certain specific business obligations of our commercial customers.
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
At June 30, 2024, outstanding loan commitments relating to loans held in portfolio totaled $280.9 million compared to $251.2 million at June 30, 2023. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For additional information regarding our outstanding lending commitments at June 30, 2024, see Note 16 to the audited consolidated financial statements.
Capital
Consistent with our goals to operate as a sound and profitable financial organization, Kearny Financial and Kearny Bank actively seek to maintain our well capitalized status in accordance with regulatory standards. As of June 30, 2024, Kearny Financial and Kearny Bank exceeded all capital requirements of the federal banking regulators and were considered well capitalized.
The following table presents information regarding the Bank’s regulatory capital levels at June 30, 2024:

	June 30, 2024
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$688,597	14.42%	$382,034	8.00%	$477,542	10.00%
Tier 1 capital (to risk-weighted assets)	651,620	13.65%	286,525	6.00%	382,034	8.00%
Common equity tier 1 capital (to risk-weighted assets)	651,620	13.65%	214,894	4.50%	310,402	6.50%
Tier 1 capital (to adjusted total assets)	651,620	8.44%	308,656	4.00%	385,820	5.00%
The following table presents information regarding the consolidated Company’s regulatory capital levels at June 30, 2024:

	June 30, 2024
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$743,741	15.57%	$382,247	8.00%
Tier 1 capital (to risk-weighted assets)	706,764	14.79%	286,685	6.00%
Common equity tier 1 capital (to risk-weighted assets)	706,764	14.79%	215,014	4.50%
Tier 1 capital (to adjusted total assets)	706,764	9.15%	309,031	4.00%
For additional information regarding regulatory capital at June 30, 2024, see Note 14 to the audited consolidated financial statements.

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

The following tables present the results of our internal EVE and NII analyses as of June 30, 2024 and 2023, respectively:

	June 30, 2024
			1 to 12 Months		13 to 24 Months
Change in Interest Rates	$ Amount of EVE	% Change in EVE	$ Amount of NII	% Change in NII	$ Amount of NII	% Change in NII
	(Dollars in Thousands)
+300 bps	331,842	(41.07)%	127,382	(8.51)%	135,753	(10.66)%
+200 bps	400,548	(28.87)%	131,003	(5.91)%	140,351	(7.64)%
+100 bps	483,724	(14.10)%	135,289	(2.83)%	146,594	(3.53)%
0 bps	563,098	—	139,236	—	151,955	—
-100 bps	640,024	13.66%	144,991	4.13%	157,821	3.86%
-200 bps	693,495	23.16%	148,189	6.43%	159,928	5.25%
-300 bps	767,451	36.29%	150,478	8.07%	160,093	5.36%

	June 30, 2023
			1 to 12 Months		13 to 24 Months
Change in Interest Rates	$ Amount of EVE	% Change in EVE	$ Amount of NII	% Change in NII	$ Amount of NII	% Change in NII
	(Dollars in Thousands)
+300 bps	507,998	(32.36)%	154,552	(5.26)%	168,366	(3.87)%
+200 bps	571,129	(23.95)%	156,274	(4.20)%	167,683	(4.26)%
+100 bps	673,314	(10.35)%	160,344	(1.71)%	173,170	(1.13)%
0 bps	751,040	—	163,132	—	175,143	—
-100 bps	799,675	6.48%	163,455	0.20%	173,319	(1.04)%
-200 bps	814,293	8.42%	161,284	(1.13)%	166,473	(4.95)%
-300 bps	849,208	13.07%	158,526	(2.82)%	156,507	(10.64)%
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
Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information that appears under the headings included under “Proposal I – Election of Directors” and “Corporate Governance Matters” in the Registrant’s definitive proxy statement for the Registrant’s 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year end (the “Proxy Statement”) is incorporated herein by reference.
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
(d)Securities Authorized for Issuance Under Equity Compensation Plans. Set forth below is information as of June 30, 2024 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans - Excluding Securities Reflected in Column (A)(2)
Equity compensation plans approved by stockholders:
2005 Stock Compensation and Incentive Plan	6,902	$9.82	—
2016 Equity Incentive Plan	2,777,226	$15.14	—
2021 Equity Incentive Plan	689,252	$—	4,851,915

Equity compensation plans not approved by stockholders:
None	—	$—	—

Total	3,473,380	$15.13	4,851,915
________________________________________
(1)The number of securities includes 2,751,902 vested options outstanding as of June 30, 2024. No non-vested options were outstanding as of June 30, 2024. In addition to these options, 21,486 restricted stock awards and 689,252 restricted stock units were also non-vested as of June 30, 2024. The restricted stock awards are earned at a rate of 20% annually. The non-vested restricted stock units are earned at a rate of 33% annually.
(2)As of June 30, 2024, there were 4,851,915 options (or 1,617,305 restricted stock units or restricted stock awards) remaining available for award under the approved equity compensation plans.

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

4.1
Form of Common Stock Certificate of Kearny Financial Corp. (Incorporated by reference to Kearny Financial Corp.’s Registration Statement on Form S-1 (File No. 333-198602), originally filed on September 5, 2014)

4.2
Description of Capital Stock of Kearny Financial Corp. (Incorporated by reference to Exhibit 4.2 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on August 28, 2020)

10.1
Amended and Restated Employment Agreement between Kearny Bank and Craig Montanaro dated May 18, 2015 (Incorporated by reference to Exhibit 10.1 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.2
Amended and Restated Employment Agreement between Kearny Financial Corp. and Craig Montanaro dated May 18, 2015 (Incorporated by reference to Exhibit 10.2 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.3
Employment Agreement between Kearny Bank and Patrick M. Joyce dated May 18, 2015 (Incorporated by reference to Exhibit 10.4 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.4
Employment Agreement between Kearny Bank and Keith Suchodolski dated June 15, 2022 (Incorporated by reference to Exhibit 10.1 to Kearny Financial Corp.’s Current Report on Form 8-K (File No. 001-37399, originally filed on June 16, 2022)†

10.5
Amendment Number One to Employment Agreement between Kearny Bank and Keith Suchodolski dated July 1, 2024 (Incorporated by reference to Exhibit 10.1 to Kearny Financial Corp.’s Current Report on Form 8-K (File No. 001-37399), originally filed on June 20, 2024)†

10.6
Employment Agreement between Kearny Bank and Thomas D. DeMedici dated June 21, 2017 (Incorporated by reference to Exhibit 10.8 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on August 28, 2019)†

10.7
Change in Control Agreement between Kearny Bank and Anthony V. Bilotta, Jr. dated July 1, 2018 (Incorporated by reference to Exhibit 10.9 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on August 28, 2019)†

10.8
Two Year Change in Control Agreement between Kearny Bank and Sean Byrnes (Incorporated by reference to Exhibit 10.2 to Kearny Financial Corp.’s Current Report on Form 8-K (File No. 001-37399), originally filed on June 20, 2024)†

10.9
Directors Consultation and Retirement Plan as Amended and Restated (Incorporated by reference to Exhibit 10.8 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.10
Amended and Restated Benefit Equalization Plan for Pension Plan (Incorporated by reference to Exhibit 10.9 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.11
Amended and Restated Benefits Equalization Plan Related to the Employee Stock Ownership Plan (Incorporated by reference to Exhibit 10.10 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.12
Kearny Bank Director Life Insurance Agreement (Incorporated by reference to Exhibit 10.1 to Kearny Financial Corp.’s Current Report on Form 8-K (File No. 000-51093), originally filed on August 18, 2005)†

10.13
Form of Amendment to Kearny Bank Director Life Insurance Agreement (Incorporated by reference to Exhibit 10.14 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.14
Kearny Bank Amended and Restated Executive Life Insurance Agreement with Craig Montanaro (Incorporated by reference to Exhibit 10.2 to Kearny Financial Corp.’s Current Report on Form 8-K (File No. 001-37399), originally filed on June 16, 2022)†

10.15
Form of Kearny Bank Executive Life Insurance Agreement with Keith Suchodolski, Patrick M. Joyce and Thomas D. DeMedici (Incorporated by reference to Exhibit 10.2 to Kearny Financial Corp.’s Current Report on Form 8-K (File No. 000-51093), originally filed on August 18, 2005)†

10.16
Form of Amendment to Kearny Bank Executive Life Insurance Agreement with Keith Suchodolski, Patrick M. Joyce and Thomas D. DeMedici (Incorporated by reference to Exhibit 10.16 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.17
Kearny Bank Amended and Restated Change in Control Severance Pay Plan (Incorporated by reference to Exhibit 10.1 to Kearny Financial Corp.’s Quarterly Report on Form 10-Q (File No. 001-37399), originally filed on May 6, 2022)†

10.18
Kearny Bank Amended and Restated Executive Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10.3 to Kearny Financial Corp.’s Current Report on Form 8-K (File No. 001-37399), originally filed on June 20, 2024)†

10.19
Amendment to Freeze Benefit Accruals Under the Kearny Financial Corp. Directors Consultation and Retirement Plan (Incorporated by reference to Exhibit 10.1 to Kearny Financial Corp.’s Current Report on Form 8-K (File No. 001-37399), originally filed on December 23, 2015)†

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

10.23	Kearny Financial Corp. 2021 Equity Incentive Plan (Incorporated by reference to Appendix A to Kearny Financial Corp’s Proxy Statement (File No. 001-37399), originally filed on September 17, 2021)†

19.1	Kearny Financial Corp. Policy Regarding Insider Trading

21	Subsidiaries of Registrant

23.1	Consent of Crowe LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Kearny Financial Corp. Clawback Policy

101
The following materials from the Company’s Annual Report to Stockholders on Form 10-K for the year ended June 30, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

August 23, 2024
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
The Company’s management assessed the effectiveness of internal control over financial reporting as of June 30, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on its assessment, management believes that, as of June 30, 2024, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effective operation of the Company’s internal control over financial reporting as of June 30, 2024, a copy of which is included in this annual report.

/s/ Craig L. Montanaro	/s/ Sean Byrnes
Craig L. Montanaro	Sean Byrnes
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
Stockholders and the Board of Directors of
Kearny Financial Corp. and Subsidiaries
Fairfield, New Jersey
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial condition of Kearny Financial Corp. and Subsidiaries (the “Company”) as of June 30, 2024 and 2023, the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2024, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
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
Allowance for Credit Losses – Qualitative Factors: As described in Note 1 to the consolidated financial statements, the Company accounts for credit losses under ASC 326, Financial Instruments – Credit Losses. ASC 326 requires the measurement of expected lifetime credit losses for financial assets measured at amortized cost at the reporting date. As of June 30, 2024, the balance of the allowance for credit losses on loans was $44.9 million.
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
Goodwill Impairment: As described in Notes 1 and 8 to the consolidated financial statements, the Company’s consolidated goodwill balance was $113.5 million as of June 30, 2024, which is allocated to the Company’s single reporting unit. Goodwill is tested for impairment at the reporting unit level at least annually, or more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performed its annual quantitative assessment of goodwill during the fourth quarter of its fiscal year ended June 30, 2024. The annual quantitative assessment of goodwill for the Company’s single reporting unit was performed utilizing a discounted cash flow analysis (“income approach”) and estimates of selected market information (“market approaches”). The result of the income approach was weighted at 50% and the results of the market approaches comprised the remaining 50% in determining the fair value of the Company’s single reporting unit. The fair value of the Company’s single reporting unit was below the reporting unit’s carrying value, resulting in a pre-tax goodwill impairment charge of $97.4 million for the year ended June 30, 2024.
The goodwill impairment assessment involves significant estimates and subjective assumptions which require a high degree of management judgment.
We identified the goodwill impairment assessment of the Company as a critical audit matter. The principal considerations for this determination were the degree of auditor judgment in performing procedures over the key assumptions, which include discount rate, cost savings rate, expected future cash flows, control premium and weighting allocation to valuation methodologies.
The primary procedures we performed to address this critical audit matter included:
•Testing the effectiveness of controls over the valuation methodologies, assumptions and data used to estimate the fair value of the Company, including controls addressing:
◦Management’s review of the reasonableness and accuracy of the Company’s expected future cash flows used in the income approach.
◦Management’s evaluation of assumptions and inputs used, including discount rate, cost savings rate, control premium, comparable companies data, and allocated weightings incorporated into the methodologies used to determine fair value.
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
Livingston, New Jersey
August 23, 2024

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(In Thousands, Except Share and Per Share Data)

	June 30,
	2024	2023
Assets
Cash and amounts due from depository institutions	$17,201	$21,795
Interest-bearing deposits in other banks	46,663	48,720
Cash and cash equivalents	63,864	70,515
Investment securities available for sale (amortized cost of $1,203,506 and $1,383,867, respectively), net of allowance for credit losses of $0 at June 30, 2024 and June 30, 2023	1,072,833	1,227,729
Investment securities held to maturity (fair value of $119,278 and $131,169, respectively), net of allowance for credit losses of $0 at June 30, 2024 and June 30, 2023	135,742	146,465
Loans held-for-sale	6,036	9,591
Loans receivable	5,732,787	5,829,421
Less: allowance for credit losses on loans	(44,939)	(48,734)
Net loans receivable	5,687,848	5,780,687
Premises and equipment	44,940	48,309
Federal Home Loan Bank ("FHLB") of New York stock	80,300	71,734
Accrued interest receivable	29,521	28,133
Goodwill	113,525	210,895
Core deposit intangibles	1,931	2,457
Bank owned life insurance	297,874	292,825
Deferred income tax assets, net	50,339	51,973
Other real estate owned	—	12,956
Other assets	98,708	110,546
Total assets	$7,683,461	$8,064,815

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest-bearing	$598,366	$609,999
Interest-bearing	4,559,757	5,019,184
Total deposits	5,158,123	5,629,183
Borrowings	1,709,789	1,506,812
Advance payments by borrowers for taxes	17,409	18,338
Other liabilities	44,569	41,198
Total liabilities	6,929,890	7,195,531

Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 800,000,000 shares authorized; 64,434,424 shares and 65,864,075 shares issued and outstanding, respectively	644	659
Paid-in capital	493,680	503,332
Retained earnings	343,326	457,611
Unearned employee stock ownership plan shares; 2,157,501 shares and 2,358,198 shares, respectively	(20,916)	(22,862)
Accumulated other comprehensive loss	(63,163)	(69,456)
Total stockholders' equity	753,571	869,284
Total liabilities and stockholders' equity	$7,683,461	$8,064,815

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Income (Loss)
(In Thousands, Except Per Share Data)

	Years Ended June 30,
	2024	2023	2022
Interest income
Loans	$256,007	$233,147	$190,520
Taxable investment securities	63,313	54,855	32,746
Tax-exempt investment securities	336	694	1,273
Other interest-earning assets	9,212	5,028	1,733
Total interest income	328,868	293,724	226,272

Interest expense
Deposits	122,414	78,163	15,208
Borrowings	63,860	39,696	14,461
Total interest expense	186,274	117,859	29,669
Net interest income	142,594	175,865	196,603
Provision for (reversal of) credit losses	6,226	2,486	(7,518)
Net interest income after provision for (reversal of) credit losses	136,368	173,379	204,121

Non-interest income
Fees and service charges	2,609	3,106	2,580
Loss on sale and call of securities	(18,135)	(15,227)	(559)
(Loss) gain on sale of loans	(282)	(1,645)	2,539
(Loss) gain on sale of other real estate owned	(974)	(139)	5
Income from bank owned life insurance	9,076	8,645	6,167
Electronic banking fees and charges	2,357	1,759	1,626
Other income	3,356	6,252	1,576
Total non-interest income	(1,993)	2,751	13,934

Non-interest expense
Salaries and employee benefits	69,220	75,589	76,264
Net occupancy expense of premises	11,033	12,036	14,114
Equipment and systems	15,223	14,577	15,886
Advertising and marketing	1,396	2,122	2,059
Federal deposit insurance premium	5,980	5,133	2,455
Directors' compensation	1,506	1,364	2,132
Goodwill impairment	97,370	—	—
Other expense	13,423	12,930	12,798
Total non-interest expense	215,151	123,751	125,708
(Loss) income before income taxes	(80,776)	52,379	92,347
Income tax expense	5,891	11,568	24,800
Net (loss) income	$(86,667)	$40,811	$67,547

Net (loss) income per common share (EPS)
Basic	$(1.39)	$0.63	$0.95
Diluted	$(1.39)	$0.63	$0.95
Weighted average number of common shares outstanding
Basic	62,444	64,804	70,911
Diluted	62,444	64,804	70,933

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)

	Years Ended June 30,
	2024	2023	2022
Net (loss) income	$(86,667)	$40,811	$67,547
Other comprehensive (loss) income, net of tax:
Net unrealized gain (loss) on securities available for sale	5,254	(38,004)	(91,453)
Net realized loss on sale and call of securities available for sale	12,876	10,811	397
Fair value adjustments on derivatives	(11,886)	13,211	28,481
Benefit plan adjustments	49	253	704
Total other comprehensive income (loss)	6,293	(13,729)	(61,871)
Total comprehensive (loss) income	$(80,374)	$27,082	$5,676

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(In Thousands, Except Per Share Data)

	Common Stock		Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance - June 30, 2023	65,864	$659	$503,332	$457,611	$(22,862)	$(69,456)	$869,284

Net loss	—	—	—	(86,667)	—	—	(86,667)
Other comprehensive income, net of income tax	—	—	—	—	—	6,293	6,293
ESOP shares committed to be released (201 shares)	—	—	(535)	—	1,946	—	1,411
Stock repurchases	(1,505)	(15)	(11,225)	—	—	—	(11,240)
Issuance of stock under stock benefit plans	133	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	2,592	—	—	—	2,592
Cancellation of stock issued for restricted stock awards	(58)	(1)	(483)	—	—	—	(484)
Cash dividends declared ($0.44 per common share)	—	—	—	(27,618)	—	—	(27,618)

Balance - June 30, 2024	64,434	$644	$493,680	$343,326	$(20,916)	$(63,163)	$753,571

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In Thousands)

	Years Ended June 30,
	2024	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(86,667)	$40,811	$67,547
Adjustment to reconcile net income to net cash provided by operating activities:
Goodwill impairment	97,370	—	—
Depreciation and amortization of premises and equipment	4,730	5,733	5,971
Net accretion of yield adjustments	(2,516)	(5,084)	(5,669)
Deferred income taxes and valuation allowance	(867)	2,789	5,023
Amortization of intangible assets	526	563	685
Amortization of benefit plans’ unrecognized net loss	69	358	1,003
Provision for (reversal of) credit losses	6,226	2,486	(7,518)
Loss (gain) on sale of other real estate owned	974	139	(5)
Loans originated for sale	(75,576)	(106,288)	(179,727)
Proceeds from sale of mortgage loans held-for-sale	89,603	127,416	196,796
Loss (gain) on sale of mortgage loans held-for-sale, net	282	1,700	(2,415)
Realized loss on sale/call of securities available for sale	18,135	15,227	559
Realized gain on sale of loans receivable	—	(55)	(124)
Realized gain on disposition of premises and equipment	(11)	(2,886)	(363)
Increase in cash surrender value of bank owned life insurance	(8,826)	(8,645)	(6,167)
ESOP and stock-based compensation expense	4,003	4,873	6,340
Increase in interest receivable	(1,388)	(7,667)	(1,104)
(Increase) decrease in other assets	(4,938)	2,833	7,922
Increase in interest payable	1,336	9,776	853
Increase (decrease) in other liabilities	1,506	(14,530)	(8,306)
Net Cash Provided by Operating Activities	43,971	69,549	81,301

Cash Flows from Investing Activities:
Purchases of:
Investment securities available for sale	(74,000)	(166,483)	(229,145)
Investment securities held to maturity	(300)	(40,398)	(86,406)
Proceeds from:
Repayments/calls/maturities of investment securities available for sale	132,981	124,687	330,152
Repayments/calls/maturities of investment securities held to maturity	10,886	12,095	6,116
Sale of investment securities available for sale	104,083	105,199	100,336
Purchase of loans	(60,341)	(702)	(123,389)
Net decrease (increase) in loans receivable	141,035	(435,111)	(467,236)
Proceeds from sale of loans receivable	—	706	1,450
Purchase of interest rate caps	(2,065)	(758)	—
Proceeds from sale of other real estate owned	11,982	315	708
Additions to premises and equipment	(1,350)	(1,355)	(2,920)
Proceeds from death benefit of bank owned life insurance	3,478	4,997	300
Net surrender of bank owned life insurance	299	—	—
Proceeds from cash settlement of premises and equipment	—	3,480	612
Purchase of FHLB stock	(68,606)	(98,275)	(30,382)
Redemption of FHLB stock	60,040	73,685	19,853
Net Cash Provided by (Used in) Investing Activities	258,122	(417,918)	(479,951)

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In Thousands)

	Years Ended June 30,
	2024	2023	2022
Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(471,027)	(232,804)	377,606
Repayment of term FHLB advances	(6,197,500)	(5,650,000)	(4,100,000)
Proceeds from term FHLB advances	6,450,000	6,280,000	4,085,000
Net (decrease) increase in other short-term borrowings	(50,000)	(25,000)	230,000
Net (decrease) increase in advance payments by borrowers for taxes	(929)	1,592	994
Repurchase and cancellation of common stock of Kearny Financial Corp.	(11,240)	(27,558)	(129,520)
Cancellation of shares repurchased on vesting to pay taxes	(484)	(462)	(977)
Dividends paid	(27,564)	(28,499)	(30,693)
Net Cash (Used in) Provided by Financing Activities	(308,744)	317,269	432,410
Net (Decrease) Increase in Cash and Cash Equivalents	(6,651)	(31,100)	33,760
Cash and Cash Equivalents - Beginning	70,515	101,615	67,855
Cash and Cash Equivalents - Ending	$63,864	$70,515	$101,615

Supplemental Disclosures of Cash Flows Information:
Cash paid during the year for:
Income taxes, net of refunds	$6,634	$9,883	$15,552
Interest	$184,938	$108,516	$28,816

Non-cash investing and financing activities:
Transfers from loans receivable to loans held-for-sale	$10,754	$3,545	$27,036
Acquisition of other real estate owned in settlement of loans	$—	$13,232	$703

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies
Basis of Consolidated Financial Statement Presentation
The consolidated financial statements include the accounts of Kearny Financial Corp. (the “Company”), its wholly-owned subsidiary, Kearny Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries, CJB Investment Corp., 189-245 Berdan Avenue LLC and Kearny Wealth Management LLC. The Company conducts its business principally through the Bank. Management prepared the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), including the elimination of all significant inter-company accounts and transactions during consolidation.
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
At June 30, 2024, the Bank had three wholly-owned subsidiaries, CJB Investment Corp., 189-245 Berdan Avenue LLC and Kearny Wealth Management LLC. CJB Investment Corp. was organized under New Jersey law as a New Jersey Investment Company and remained active through the three-year period ended June 30, 2024. 189-245 Berdan Avenue LLC was formed during the year ended June 30, 2023 for the purpose of ownership and operation of commercial real estate. In February 2024, the Bank formed the Kearny Wealth Management LLC subsidiary for the purpose of providing wealth management and insurance brokerage services via a third-party service provider.
Subsequent Events
The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of June 30, 2024, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date this document was filed.
On July 25, 2024, the Company declared a quarterly cash dividend of $0.11 per share, payable on August 26, 2024 to stockholders of record as of August 12, 2024.
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
Pursuant to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 326, for available for sale securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more than likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities available for sale that do not meet the above criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating by a rating agency, and adverse conditions related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of tax. The Company elected the practical expedient of zero loss estimates for securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major agencies and have a long history of no credit losses.
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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 1 - Summary of Significant Accounting Policies (continued)
Allowance for Credit Losses
Pursuant to ASC 326, the allowance for credit losses represents the estimated amount considered necessary to cover lifetime expected credit losses inherent in financial assets at the balance sheet date. The measurement of expected credit losses is applicable to loans receivable and securities measured at amortized cost. It also applies to off-balance sheet credit exposures such as loan commitments and unused lines of credit. The allowance is established through a provision for credit losses that is charged against income. The methodology for determining the allowance for credit losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the forecasted economic environment that could result in changes to the amount of the recorded allowance for credit losses.
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
The Company estimates the allowance for credit losses on loans via a quantitative analysis which considers relevant available information from internal and external sources related to past events and current conditions, as well as the incorporation of reasonable and supportable forecasts. The Company evaluates a variety of factors including third party economic forecasts, industry trends and other available published economic information in arriving at its forecasts. After the reasonable and supportable forecast period, the Company reverts, on a straight-line basis, to the historical average economic variables. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications.
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
Loan Modifications
Prior to July 1, 2023, a troubled debt restructuring (“TDR”) occurred when the terms of a loan were modified because of deterioration in the financial condition of the borrower. TDRs could include, but were not limited to, the modification of loan terms such as the reduction of the loan’s stated interest rate, extension of the maturity date and/or reduction or deferral of amounts owed under the terms of the loan agreement. In measuring the impairment associated with restructured loans that qualified as TDRs, the Company compared the present value of the cash flows that were expected to be received in accordance with the loan’s modified terms, discounted at the loan’s original contractual interest rate, with the pre-modification carrying value to measure impairment.
Effective July 1, 2023, the Company adopted ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which replaced the accounting and recognition of TDRs. ASU 2022-02 eliminated the accounting guidance on troubled debt restructurings for creditors in ASC 310-40 and amends the guidance on "vintage disclosures" to require disclosure of current-period gross write-offs by year of origination. ASU 2022-02 also updates the requirements related to accounting for credit losses under ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty.
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
All modified loans to borrowers experiencing financial difficulty are placed on nonaccrual status for a period of no less than six months after modification. Modified loans may be returned to accrual status and a non-adverse classification if (1) the borrower has paid timely P&I payments in accordance with the terms of the modified loan agreement for no less than six consecutive months after modification due to a borrower experiencing financial difficulty, and (2) the Company expects to receive all P&I payments owed substantially in accordance with the terms of the modified loan agreement.

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
Goodwill and Other Intangible Assets
Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performed its annual impairment test during the fourth quarter of its fiscal year ended June 30, 2024. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our audited Consolidated Statements of Financial Condition.
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
For the year ended June 30, 2024, the annual quantitative assessment of goodwill for our single reporting unit was performed utilizing a discounted cash flow analysis (“income approach”) and estimates of selected market information (“market approaches”). The income approach measures the fair value of an interest in a business by discounting expected future cash flows to present value. The market approaches take into consideration fair values of comparable companies operating in similar lines of business that are potentially subject to similar economic and environmental factors and could be considered reasonable investment alternatives. The result of the income approach was weighted at 50% and the results of the market approaches comprised the remaining 50% in determining the fair value of our single reporting unit. The results of the annual quantitative impairment analysis indicated that the fair value did not exceed the carrying value for our single reporting unit.
A pre-tax goodwill impairment of $97.4 million was required to be recorded as a non-cash expense in the Consolidated Statements of Income (Loss) for the year ended June 30, 2024. No impairment charges were required to be recorded in the years ended June 30, 2023 or 2022. (See Note 8, Goodwill and Other Intangible Assets, for additional information).
The balance of other intangible assets at June 30, 2024 and 2023 totaled $1.9 million and $2.5 million, respectively, representing the remaining unamortized balance of the core deposit intangibles ascribed to the value of deposits acquired by the Bank through the acquisition of Clifton Bancorp Inc. in April 2018 and MSB Financial Corp. in July 2020.

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
Income Taxes
The Company and its subsidiaries file consolidated federal income tax returns. Federal income taxes are allocated to each entity based on their respective contributions to the taxable income of the consolidated income tax returns. Separate state income tax returns are filed for the Company and its subsidiaries on either a consolidated or unconsolidated basis as required by the jurisdiction. The federal income tax rate of 21% was applicable for the years ended June 30, 2024, 2023 and 2022.
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
The Company identified no significant income tax uncertainties through the evaluation of its income tax positions as of June 30, 2024 and 2023. Therefore, the Company has no unrecognized income tax benefits as of those dates. Our policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Income (Loss). The Company recognized no material interest and penalties during the years ended June 30, 2024, 2023 or 2022. The tax years subject to examination by the taxing authorities are the years ended June 30, 2023, 2022 and 2021.
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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 1 - Summary of Significant Accounting Policies (continued)
Comprehensive Income
Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes items recorded in equity, such as unrealized gains and losses on securities available for sale, unrealized gains and losses on derivatives and amortization related to post-retirement obligations. Comprehensive income is presented in a separate Consolidated Statement of Comprehensive Income (Loss).
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
Loan Commitments and Related Financial Instruments
Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. (See Note 16, Commitments, for additional information).
Derivatives and Hedging
The Company utilizes derivative instruments in the form of interest rate swaps, caps and floors to hedge its exposure to interest rate risk in conjunction with its overall asset/liability management process. In accordance with accounting requirements, the Company formally designates all of its hedging relationships as either fair value hedges, intended to offset the changes in the value of certain financial instruments due to movements in interest rates, or cash flow hedges, intended to offset changes in the cash flows of certain financial instruments due to movement in interest rates, and documents the strategy for undertaking the hedge transactions, and its method of assessing ongoing effectiveness. The Company does not use derivative instruments for speculative purposes.
All derivatives are recognized as either assets or liabilities in the Consolidated Statements of Financial Condition at their fair values. For a derivative designated as a cash flow hedge, the gain or loss on the derivative is recorded in other comprehensive income and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. For a derivative designated as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.
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
Fair Value of Financial Instruments
Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 17, Fair Value of Financial Instruments. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.
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
Note 2 – Recent Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures (Topic 280), to improve reportable segment disclosures by requiring public entities to disclose significant expense categories and amounts for each reportable segment, where significant expense categories are defined as those that are regularly reported to an entity’s chief operating decision-maker and included in a segment’s reported measures of profit or loss. For public companies, the requirements will become effective for fiscal years beginning after December 15, 2023, and

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 2 – Recent Accounting Pronouncements (continued)
interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. As the Company has only one reportable segment, this ASU is not expected to have a material effect on the Company’s consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes - Improvements to Income Tax Disclosures (Topic 740), which requires reporting companies to improve the transparency of certain income tax related disclosures, including the rate reconciliation and taxes paid disclosures. For public companies, the requirements will become effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not expect this ASU to have a material effect on the Company’s consolidated financial statements.
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
The Company adopted ASU 2022-02 on a prospective basis. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.
Prior to the adoption of ASU 2022-02, a TDR occurred when the terms of a loan were modified because of deterioration in the financial condition of the borrower. Modifications could include extension of the repayment terms of the loan, reduced interest rates, or forgiveness of accrued interest and/or principal.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 3 - Securities
The following tables present the amortized cost, gross unrealized gains and losses and estimated fair values for available for sale securities and the amortized cost, gross unrecognized gains and losses and estimated fair values for held to maturity securities as of the dates indicated.

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Available for sale:
Debt securities:
Asset-backed securities	$80,305	$217	$82	$—	$80,440
Collateralized loan obligations	386,983	2,574	14	—	389,543
Corporate bonds	150,891	64	19,158	—	131,797
Total debt securities	618,179	2,855	19,254	—	601,780

Mortgage-backed securities:
Residential pass-through securities (1)	429,473	2	92,211	—	337,264
Commercial pass-through securities (1)	155,854	63	22,128	—	133,789
Total mortgage-backed securities	585,327	65	114,339	—	471,053

Total securities available for sale	$1,203,506	$2,920	$133,593	$—	$1,072,833
________________________________________
(1)Government-sponsored enterprises.

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Available for sale:
Debt securities:
Asset-backed securities	$138,281	$4	$2,115	$—	$136,170
Collateralized loan obligations	381,915	268	5,187	—	376,996
Corporate bonds	159,666	—	24,648	—	135,018
Total debt securities	679,862	272	31,950	—	648,184

Mortgage-backed securities:
Residential pass-through securities (1)	539,506	2	103,357	—	436,151
Commercial pass-through securities (1)	164,499	—	21,105	—	143,394
Total mortgage-backed securities	704,005	2	124,462	—	579,545

Total securities available for sale	$1,383,867	$274	$156,412	$—	$1,227,729
________________________________________
(1)Government-sponsored enterprises.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 3 - Securities (continued)

	June 30, 2024
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Held to maturity:
Debt securities:
Obligations of state and political subdivisions	$12,913	$—	$277	$—	$12,636
Total debt securities	12,913	—	277	—	12,636

Mortgage-backed securities:
Residential pass-through securities (1)	110,614	—	14,134	—	96,480
Commercial pass-through securities (1)	12,215	—	2,053	—	10,162
Total mortgage-backed securities	122,829	—	16,187	—	106,642

Total securities held to maturity	$135,742	$—	$16,464	$—	$119,278
________________________________________
(1)Government-sponsored enterprises.

	June 30, 2023
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Held to maturity:
Debt securities:
Obligations of state and political subdivisions	$16,051	$—	$321	$—	$15,730
Total debt securities	16,051	—	321	—	15,730

Mortgage-backed securities:
Residential pass-through securities (1)	118,166	—	12,736	—	105,430
Commercial pass-through securities (1)	12,248	—	2,239	—	10,009
Total mortgage-backed securities	130,414	—	14,975	—	115,439

Total securities held to maturity	$146,465	$—	$15,296	$—	$131,169
________________________________________
(1)Government-sponsored enterprises.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 3 - Securities (continued)
Excluding the balances of mortgage-backed securities, the following tables present the amortized cost and estimated fair values of debt securities available for sale and held to maturity, by contractual maturity, at June 30, 2024:

	June 30, 2024
	Amortized Cost	Fair Value
	(In Thousands)
Available for sale debt securities:
Due in one year or less	$—	$—
Due after one year through five years	26,865	25,288
Due after five years through ten years	439,524	426,701
Due after ten years	151,790	149,791
Total	$618,179	$601,780

	June 30, 2024
	Amortized Cost	Fair Value
	(In Thousands)
Held to maturity debt securities:
Due in one year or less	$5,579	$5,543
Due after one year through five years	7,334	7,093
Due after five years through ten years	—	—
Due after ten years	—	—
Total	$12,913	$12,636
Sales of securities available for sale were as follows for the periods presented below:

	Year Ended June 30,
	2024	2023	2022
	(In Thousands)
Available for sale securities sold:
Proceeds from sales of securities	$104,083	$105,199	$100,336

Gross realized losses	$(18,135)	$(15,227)	$(565)
Net loss on sales of securities	$(18,135)	$(15,227)	$(565)
Gains resulting from calls of securities available for sale were as follows for the periods presented below:

	Year Ended June 30,
	2024	2023	2022
	(In Thousands)
Available for sale securities called:
Gross realized gains	$—	$—	$6
Net gain on calls of securities	$—	$—	$6
During the years ended June 30, 2024, 2023 and 2022, there were no gains or losses recorded on sales or calls of securities held to maturity.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 3 - Securities (continued)
The carrying value of securities pledged for borrowings at the FHLB and other institutions, and securities pledged for public funds and other purposes, were as follows as of the dates presented below:

	June 30, 2024	June 30, 2023
	(In Thousands)
Securities pledged:
Pledged for borrowings at the FHLB of New York	$—	$—
Pledged to secure public funds on deposit	100,238	201,239
Pledged for potential borrowings at the Federal Reserve Bank of New York	482,044	529,216
Pledged for the bank term funding program	88,899	—
Total carrying value of securities pledged	$671,181	$730,455
The following tables present the gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that securities have been in a continuous unrealized loss position within the available for sale portfolio at June 30, 2024 and 2023:

	June 30, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale:
Asset-backed securities	$14,093	$16	$43,411	$66	8	$57,504	$82
Collateralized loan obligations	3,863	—	24,986	14	4	28,849	14
Corporate bonds	—	—	121,733	19,158	26	121,733	19,158
Commercial pass-through securities	—	—	110,741	22,128	8	110,741	22,128
Residential pass-through securities	141	2	336,772	92,209	103	336,913	92,211

Total	$18,097	$18	$637,643	$133,575	149	$655,740	$133,593

	June 30, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale:
Asset-backed securities	$33,833	$129	$98,828	$1,986	14	$132,661	$2,115
Collateralized loan obligations	46,903	135	294,813	5,052	26	341,716	5,187
Corporate bonds	25,511	1,354	109,507	23,294	31	135,018	24,648
Commercial pass-through securities	63,531	1,380	79,863	19,725	12	143,394	21,105
Residential pass-through securities	10,520	702	425,170	102,655	108	435,690	103,357

Total	$180,298	$3,700	$1,008,181	$152,712	191	$1,188,479	$156,412

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 3 - Securities (continued)
The following table presents the gross unrecognized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that securities have been in a continuous unrecognized loss position within the held to maturity portfolio at June 30, 2024 and 2023:

	June 30, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Number of Securities	Fair Value	Unrecognized Losses
	(Dollars in Thousands)
Securities Held to Maturity:
Obligations of state and political subdivisions	$449	$14	$11,886	$263	23	$12,335	$277
Commercial pass-through securities	—	—	10,162	2,053	1	10,162	2,053
Residential pass-through securities	35,287	327	61,193	13,807	9	96,480	14,134

Total	$35,736	$341	$83,241	$16,123	33	$118,977	$16,464

	June 30, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Number of Securities	Fair Value	Unrecognized Losses
	(Dollars in Thousands)
Securities Held to Maturity:
Obligations of state and political subdivisions	$13,642	$268	$2,088	$53	32	$15,730	$321
Commercial pass-through securities	—	—	10,009	2,239	1	10,009	2,239
Residential pass-through securities	38,135	319	67,295	12,417	9	105,430	12,736

Total	$51,777	$587	$79,392	$14,709	42	$131,169	$15,296
Available for sale securities are evaluated to determine if a decline in fair value below the amortized cost basis has resulted from a credit loss or from other factors. An impairment related to credit factors would be recorded through an allowance for credit losses. The allowance is limited to the amount by which the security’s amortized cost basis exceeds the fair value. An impairment that has not been recorded through an allowance for credit losses shall be recorded through other comprehensive income, net of applicable taxes. Investment securities will be written down to fair value through the Consolidated Statement of Income (Loss) if management intends to sell, or may be required to sell, the securities before they recover in value. The issuers of these securities continue to make timely principal and interest payments and none of these securities were past due or were placed in nonaccrual status at June 30, 2024. Management believes that the unrealized losses on these securities are a function of changes in market interest rates and credit spreads, not changes in credit quality. No allowance for credit losses was recorded at June 30, 2024 on available for sale securities.
The sales of available for sale securities during the years ended June 30, 2024 and June 30, 2023, were part of wholesale restructurings and the proceeds were reinvested in higher yielding securities. The Company was not required to sell these securities.
At June 30, 2024, the held to maturity securities portfolio consisted of agency mortgage-backed securities and obligations of state and political subdivisions. The mortgage-backed securities are issued by U.S. government agencies and are implicitly guaranteed by the U.S. government. The obligations of state and political subdivisions in the portfolio are highly rated by major rating agencies and have a long history of no credit losses. The Company regularly monitors the obligations of state and political subdivisions sector of the market and reviews collectability including such factors as the financial condition of the issuers as well as credit ratings in effect as of the reporting period. No allowance for credit losses was recorded at June 30, 2024 on held to maturity securities.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 4 – Loans Receivable
The following table sets forth the composition of the Company’s loan portfolio at June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023
	(In Thousands)
Commercial loans:
Multi-family mortgage	$2,645,851	$2,761,775
Nonresidential mortgage	948,075	968,574
Commercial business	142,747	146,861
Construction	209,237	226,609
Total commercial loans	3,945,910	4,103,819

One- to four-family residential mortgage	1,756,051	1,700,559

Consumer loans:
Home equity loans	44,104	43,549
Other consumer	2,685	2,549
Total consumer loans	46,789	46,098

Total loans	5,748,750	5,850,476

Unaccreted yield adjustments (1)	(15,963)	(21,055)

Total loans receivable, net of yield adjustments	$5,732,787	$5,829,421
___________________________
(1)At June 30, 2024 and 2023, included a fair value adjustment to the carrying amount of hedged one- to four-family residential mortgage loans.
The Bank has granted loans to officers and directors of the Company and its subsidiaries and to their associates. As of June 30, 2024 and 2023, such loans totaled approximately $2.4 million and $2.5 million, respectively. During the fiscal years ended June 30, 2024 and June 30, 2023, the Bank granted no new loans to related parties.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 4 – Loans Receivable (continued)
Past Due Loans
Past due status is based on the contractual payment terms of the loans. The following tables present the payment status of past due loans as of June 30, 2024 and 2023, by loan segment:

	Payment Status June 30, 2024
	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(In Thousands)
Multi-family mortgage	$—	$—	$19,888	$19,888	$2,625,963	$2,645,851
Nonresidential mortgage	6,149	—	3,249	9,398	938,677	948,075
Commercial business	37	64	613	714	142,033	142,747
Construction	—	—	—	—	209,237	209,237
One- to four-family residential mortgage	800	2,951	2,877	6,628	1,749,423	1,756,051
Home equity loans	208	—	44	252	43,852	44,104
Other consumer	—	—	5	5	2,680	2,685
Total loans	$7,194	$3,015	$26,676	$36,885	$5,711,865	$5,748,750

	Payment Status June 30, 2023
	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(In Thousands)
Multi-family mortgage	$2,958	$—	$10,756	$13,714	$2,748,061	$2,761,775
Nonresidential mortgage	792	—	8,233	9,025	959,549	968,574
Commercial business	528	16	236	780	146,081	146,861
Construction	—	—	—	—	226,609	226,609
One- to four-family residential mortgage	2,019	1,202	3,731	6,952	1,693,607	1,700,559
Home equity loans	25	—	50	75	43,474	43,549
Other consumer	—	—	—	—	2,549	2,549
Total loans	$6,322	$1,218	$23,006	$30,546	$5,819,930	$5,850,476
Nonperforming Loans
Loans are generally placed on nonaccrual status when contractual payments become 90 or more days past due or when the Company does not expect to receive all P&I payment owed substantially in accordance with the terms of the loan agreement, regardless of past due status. Loans that become 90 days past due, but are well secured and in the process of collection, may remain on accrual status. Nonaccrual loans are generally returned to accrual status when all payments due are brought current and the Company expects to receive all remaining P&I payments owed substantially in accordance with the terms of the loan agreement. Payments received in cash on nonaccrual loans, including both the principal and interest portions of those payments, are generally applied to reduce the carrying value of the loan. The Company did not recognize interest income on non-accrual loans during the years ended June 30, 2024, 2023 and 2022.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 4 – Loans Receivable (continued)
The following tables present information relating to the Company’s nonperforming loans as of June 30, 2024 and 2023:

	Performance Status June 30, 2024
	90 Days and Over Past Due Accruing	Nonaccrual Loans with Allowance for Credit Losses	Nonaccrual Loans with no Allowance for Credit Losses	Total Nonperforming	Performing	Total
	(In Thousands)
Multi-family mortgage	$—	$—	$22,591	$22,591	$2,623,260	$2,645,851
Nonresidential mortgage	—	5,695	4,128	9,823	938,252	948,075
Commercial business	—	714	—	714	142,033	142,747
Construction	—	—	—	—	209,237	209,237
One- to four-family residential mortgage	—	2,295	4,410	6,705	1,749,346	1,756,051
Home equity loans	—	—	44	44	44,060	44,104
Other consumer	—	—	5	5	2,680	2,685
Total loans	$—	$8,704	$31,178	$39,882	$5,708,868	$5,748,750

	Performance Status June 30, 2023
	90 Days and Over Past Due Accruing	Nonaccrual Loans with Allowance for Credit Losses	Nonaccrual Loans with no Allowance for Credit Losses	Total Nonperforming	Performing	Total
	(In Thousands)
Multi-family mortgage	$—	$5,686	$13,428	$19,114	$2,742,661	$2,761,775
Nonresidential mortgage	—	11,815	4,725	16,540	952,034	968,574
Commercial business	—	71	181	252	146,609	146,861
Construction	—	—	—	—	226,609	226,609
One- to four-family residential mortgage	—	1,640	5,031	6,671	1,693,888	1,700,559
Home equity loans	—	—	50	50	43,499	43,549
Other consumer	—	—	—	—	2,549	2,549
Total loans	$—	$19,212	$23,415	$42,627	$5,807,849	$5,850,476
Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Effective July 1, 2023, the Company adopted ASU 2022-02, which eliminated the accounting for TDRs while expanding loan modification and vintage disclosure requirements. See Note 2 to the consolidated financial statements for further information.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 4 – Loans Receivable (continued)
The following tables presents the amortized cost basis at June 30, 2024 of loan modifications made to borrowers experiencing financial difficulty during the year ended June 30, 2024 by type of modification:

	Year Ended June 30, 2024
	Payment Delay	Term Extension	Total	Percent of Total Class
	(Dollars In Thousands)
Multi-family mortgage	$2,774	$—	$2,774	0.10%
Nonresidential mortgage	—	786	786	0.08%
Commercial business	45	—	45	0.03%
One- to four-family residential mortgage	960	45	1,005	0.06%
Home equity loans	—	25	25	0.06%
Total	$3,779	$856	$4,635	0.08%

No modifications involved forgiveness of principal or interest rate reductions. There were no commitments to lend additional funds to borrowers experiencing financial difficulty whose terms have been restructured at June 30, 2024.

During the year ended June 30, 2024 (since adoption of ASU 2022-02), two residential mortgage loans with a carrying value of $514,000 were modified and subsequently defaulted on payment. For restructured loans, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due or classified into non-accrual status during the reporting period.

The following table presents the payment status of the loans that were modified to borrowers experiencing financial difficulties as of June 30, 2024:

	June 30, 2024
	Current	30-89 Days Past Due	90 Days or More Past Due	Non-Accrual	Total Past Due
	(Dollars In Thousands)
Multi-family mortgage	$5,407	$—	$—	$2,702	$5,407
Nonresidential mortgage	141	284	—	1,052	425
Commercial business	205	101	—	101	306
One- to four-family residential mortgage	4,652	1,209	1,048	2,417	6,909
Home equity loans	253	—	24	24	277
Total	$10,658	$1,594	$1,072	$6,296	$13,324
Troubled Debt Restructurings
Prior to the adoption of ASU 2022-02, the Company classified certain loans as TDRs when credit terms to a borrower in financial difficulty were modified, in accordance with ASC 310-40. With the adoption of ASU 2022-02 the Company has ceased to recognize or measure for new TDRs, but those existing at June 30, 2023 will remain until settled.
At June 30, 2023, the Company had TDRs totaling $17.4 million. The allowance for credit losses associated with these TDRs totaled $274,000 as of June 30, 2023.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 4 – Loans Receivable (continued)
The following tables present total TDRs at June 30, 2023:

	June 30, 2023
	Accrual		Non-accrual		Total
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(Dollars In Thousands)
Commercial loans:
Multi-family mortgage	—	$—	2	$5,400	2	$5,400
Nonresidential mortgage	3	170	2	700	5	870
Commercial business	6	3,197	0	—	6	3,197
Construction	—	—	0	—	0	—
Total commercial loans	9	3,367	4	6,100	13	9,467

One- to four-family residential mortgage	39	6,752	4	774	43	7,526

Consumer loans:
Home equity loans	6	368	0	—	6	368
Total	54	$10,487	8	$6,874	62	$17,361
As of June 30, 2023, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured in a TDR.
The following table presents information regarding TDRs that occurred during the year ended June 30, 2023:

	Year Ended June 30, 2023
	# of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
	(Dollars In Thousands)
Nonresidential mortgage	1	$313	$345
Commercial business	2	74	74
One- to four-family residential mortgage	2	708	705
Home equity loans	1	35	35
Total	6	$1,130	$1,159
During the year ended June 30, 2023, there were $121,000 charge-offs related to TDRs. During the year ended June 30, 2023, there were two TDR defaults totaling $649,000.
Loan modifications generally involve a reduction in interest rates and/or extension of maturity dates and also may include step up interest rates in their modified terms which will impact their weighted average yield in the future. The loans which were modified due to borrowers experiencing financial difficulty during the year ended June 30, 2024, and loans restructured under the previous TDR guidelines, capitalized prior past due amounts, reduced the interest rate or modified the repayment terms.
Individually Analyzed Loans
Individually analyzed loans include loans which do not share similar risk characteristics with other loans. As of June 30, 2024, the carrying value of individually analyzed loans, including loans acquired with deteriorated credit quality that were individually analyzed, totaled $39.9 million, of which $32.6 million were considered collateral dependent.
For collateral dependent loans where management has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and repayment of the loan is to be provided substantially through the operation or sale of the collateral, the allowance for credit losses is measured based on the difference between the fair value of the collateral,

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 4 – Loans Receivable (continued)
less costs to sell, and the amortized cost basis of the loan as of the measurement date. See Note 17 for additional disclosure regarding fair value of individually analyzed collateral dependent loans.
The following table presents the carrying value and related allowance of collateral dependent individually analyzed loans at the dates indicated:

	June 30, 2024		June 30, 2023
	Carrying Value	Related Allowance	Carrying Value	Related Allowance
	(In Thousands)
Commercial loans:
Multi-family mortgage	$22,591	$—	$19,114	$326
Nonresidential mortgage (1)	8,598	508	16,207	3,001
Total commercial loans	31,189	508	35,321	3,327

One- to four-family residential mortgage (2)	1,406	—	2,875	—

Consumer loans:
Home equity loans (2)	18	—	—	—

Total	$32,613	$508	$38,196	$3,327
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
The following table presents the risk category of loans as of June 30, 2024 by loan segment and vintage year:

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 4 – Loans Receivable (continued)

	Term Loans by Origination Year for Fiscal Years ended June 30,						Revolving Loans
	2024	2023	2022	2021	2020	Prior		Total
	(In Thousands)
Multi-family mortgage:
Pass	$26,683	$596,321	$949,690	$219,850	$201,611	$607,332	$—	$2,601,487
Special Mention	—	—	—	—	—	6,475	—	6,475
Substandard	—	—	—	9,570	—	28,319	—	37,889
Doubtful	—	—	—	—	—	—	—	—
Total multi-family mortgage	26,683	596,321	949,690	229,420	201,611	642,126	—	2,645,851
Multi-family current period gross charge-offs	—	—	—	—	—	398	—	398
Nonresidential mortgage:
Pass	87,380	105,768	199,829	90,312	44,598	389,680	30	917,597
Special Mention	—	—	—	447	—	14,714	—	15,161
Substandard	—	—	—	867	—	14,450	—	15,317
Doubtful	—	—	—	—	—	—	—	—
Total nonresidential mortgage	87,380	105,768	199,829	91,626	44,598	418,844	30	948,075
Nonresidential current period gross charge-offs	—	—	—	—	—	5,975	—	5,975
Commercial business:
Pass	12,152	8,273	27,615	18,242	4,337	7,863	56,592	135,074
Special Mention	—	—	1,559	437	—	1,754	—	3,750
Substandard	—	—	—	—	1,767	2,003	153	3,923
Doubtful	—	—	—	—	—	—	—	—
Total commercial business	12,152	8,273	29,174	18,679	6,104	11,620	56,745	142,747
Commercial current period gross charge-offs	—	—	—	3,391	464	11	—	3,866
Construction loans:
Pass	51,261	45,180	14,284	62,584	2,602	3,647	5,735	185,293
Special Mention	3,450	—	—	20,494	—	—	—	23,944
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total construction loans	54,711	45,180	14,284	83,078	2,602	3,647	5,735	209,237
Construction current period gross charge-offs	—	—	—	—	—	—	—	—
Residential mortgage:
Pass	185,034	184,737	431,346	458,696	77,442	406,677	291	1,744,223
Special Mention	—	—	—	—	—	1,453	—	1,453
Substandard	—	509	796	—	—	9,070	—	10,375
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage	185,034	185,246	432,142	458,696	77,442	417,200	291	1,756,051
Residential current period gross charge-offs	—	—	—	—	—	37	—	37
Home equity loans:
Pass	1,919	5,698	2,173	347	1,019	8,086	24,535	43,777
Special Mention	—	—	—	—	—	—	93	93
Substandard	—	—	—	—	—	234	—	234
Doubtful	—	—	—	—	—	—	—	—
Total home equity loans	1,919	5,698	2,173	347	1,019	8,320	24,628	44,104
Home equity current period gross charge-offs	—	—	—	—	—	—	—	—
Other consumer loans
Pass	804	211	204	127	224	990	39	2,599
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	86	86
Other consumer loans	804	211	204	127	224	990	125	2,685
Other consumer current period gross charge-offs	—	—	—	—	—	—	—	—
Total loans	$368,683	$946,697	$1,627,496	$881,973	$333,600	$1,502,747	$87,554	$5,748,750
Total current period gross charge-offs	$—	$—	$—	$3,391	$464	$6,421	$—	$10,276

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 4 – Loans Receivable (continued)
The following table presents the risk category of loans as of June 30, 2023 by loan segment and vintage year:

	Term Loans by Origination Year for Fiscal Years ended June 30,						Revolving Loans
	2023	2022	2021	2020	2019	Prior		Total
	(In Thousands)
Multi-family mortgage:
Pass	$603,260	$954,554	$213,482	$198,969	$226,929	$510,485	$—	$2,707,679
Special Mention	—	—	—	—	6,006	6,647	—	12,653
Substandard	—	—	9,809	—	9,432	22,202	—	41,443
Doubtful	—	—	—	—	—	—	—	—
Total multi-family mortgage	603,260	954,554	223,291	198,969	242,367	539,334	—	2,761,775
Nonresidential mortgage:
Pass	109,725	220,443	83,032	51,933	59,197	414,742	6,000	945,072
Special Mention	—	—	—	—	—	378	—	378
Substandard	—	—	708	—	919	21,497	—	23,124
Doubtful	—	—	—	—	—	—	—	—
Total nonresidential mortgage	109,725	220,443	83,740	51,933	60,116	436,617	6,000	968,574
Commercial business:
Pass	10,364	28,644	25,304	7,875	1,731	8,776	59,031	141,725
Special Mention	—	—	—	47	176	2,456	371	3,050
Substandard	—	—	—	395	60	1,385	246	2,086
Doubtful	—	—	—	—	—	—	—	—
Total commercial business	10,364	28,644	25,304	8,317	1,967	12,617	59,648	146,861
Construction loans:
Pass	25,070	36,389	143,086	12,275	2,961	1,093	5,735	226,609
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total construction loans	25,070	36,389	143,086	12,275	2,961	1,093	5,735	226,609
Residential mortgage:
Pass	195,521	454,504	491,460	80,431	45,741	422,472	—	1,690,129
Special Mention	—	—	—	—	1,168	425	—	1,593
Substandard	—	542	—	—	80	8,215	—	8,837
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage	195,521	455,046	491,460	80,431	46,989	431,112	—	1,700,559
Home equity loans:
Pass	7,682	2,567	607	1,264	2,478	7,280	21,384	43,262
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	287	—	287
Doubtful	—	—	—	—	—	—	—	—
Total home equity loans	7,682	2,567	607	1,264	2,478	7,567	21,384	43,549
Other consumer loans
Pass	367	247	110	494	302	912	42	2,474
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	75	75
Other consumer loans	367	247	110	494	302	912	117	2,549
Total loans	$951,989	$1,697,890	$967,598	$353,683	$357,180	$1,429,252	$92,884	$5,850,476

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 4 – Loans Receivable (continued)
Purchased Credit Deteriorated (“PCD”) Loans
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
As of June 30, 2024, the carrying amount of PCD loans was $15.7 million and a related allowance for credit losses of $141,000. As of June 30, 2023, the carrying amount of PCD loans was $18.9 million and a related allowance for credit losses of $215,000.
Residential Mortgage Loans in Foreclosure
The Company may obtain physical possession of one- to four-family real estate collateralizing a residential mortgage loan or nonresidential real estate collateralizing a nonresidential mortgage loan via foreclosure or through an in-substance repossession. As of June 30, 2024, the Company held no nonresidential property in other real estate owned that was acquired through foreclosure on a nonresidential mortgage loan. As of that same date, the Company held three residential mortgage loans with aggregate carrying values totaling $1.2 million and six commercial mortgage loans with aggregate carrying values totaling $13.6 million which were in the process of foreclosure. As of June 30, 2023, the Company held one nonresidential property in other real estate owned with a carrying value of $13.0 million that was acquired through foreclosure on a nonresidential mortgage loan. As of that same date, the Company held three residential mortgage loans with aggregate carrying values totaling $1.0 million which were in the process of foreclosure.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 5 – Allowance for Credit Losses
Allowance for Credit Losses on Loans Receivable
The following tables present the balance of the allowance for credit losses (“ACL”) at June 30, 2024 and 2023. The balance of the ACL is based on the CECL methodology, as noted above. The tables identify the valuation allowances attributable to specifically identified impairments on individually analyzed loans, including those acquired with deteriorated credit quality, as well as valuation allowances for impairments on loans collectively evaluated. The tables include the underlying balance of loans receivable applicable to each category as of those dates.

	Allowance for Credit Losses June 30, 2024
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total allowance for credit losses
	(In Thousands)
Multi-family mortgage	$—	$—	$—	$24,125	$24,125
Nonresidential mortgage	—	31	517	5,577	6,125
Commercial business	—	6	228	1,339	1,573
Construction	—	—	—	1,230	1,230
One- to four-family residential mortgage	9	95	108	11,249	11,461
Home equity loans	—	—	—	349	349
Other consumer	—	—	—	76	76
Total loans	$9	$132	$853	$43,945	$44,939

	Balance of Loans Receivable June 30, 2024
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total loans
	(In Thousands)
Multi-family mortgage	$—	$—	$22,591	$2,623,260	$2,645,851
Nonresidential mortgage	284	2,145	9,539	936,107	948,075
Commercial business	—	2,794	714	139,239	142,747
Construction	—	5,735	—	203,502	209,237
One- to four-family residential mortgage	1,276	3,431	5,429	1,745,915	1,756,051
Home equity loans	24	—	20	44,060	44,104
Other consumer	—	—	—	2,685	2,685
Total loans	$1,584	$14,105	$38,293	$5,694,768	$5,748,750
Unaccreted yield adjustments					(15,963)
Loans receivable, net of yield adjustments					$5,732,787

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 5 – Allowance for Credit Losses (continued)

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 5 – Allowance for Credit Losses (continued)
The following tables present the activity in the ACL on loans for the years ended June 30, 2024, 2023 and 2022:

	Changes in the Allowance for Credit Losses Year Ended June 30, 2024
	Balance at June 30, 2023	Charge-offs	Recoveries	Provision for (reversal of) credit losses	Balance at June 30, 2024
	(In Thousands)
Multi-family mortgage	$26,362	$(398)	$—	$(1,839)	$24,125
Nonresidential mortgage	8,953	(5,975)	120	3,027	6,125
Commercial business	1,440	(3,866)	22	3,977	1,573
Construction	1,336	—	—	(106)	1,230
One- to four-family residential mortgage	10,237	(37)	113	1,148	11,461
Home equity loans	338	—	—	11	349
Other consumer	68	—	—	8	76
Total loans	$48,734	$(10,276)	$255	$6,226	$44,939

	Changes in the Allowance for Credit Losses Year Ended June 30, 2023
	Balance at June 30, 2022	Charge-offs	Recoveries	(Reversal of) provision for credit losses	Balance at June 30, 2023
	(In Thousands)
Multi-family mortgage	$25,321	$(493)	$—	$1,534	$26,362
Nonresidential mortgage	10,590	(39)	—	(1,598)	8,953
Commercial business	1,792	(364)	29	(17)	1,440
Construction	1,486	—	—	(150)	1,336
One- to four-family residential mortgage	7,540	—	2	2,695	10,237
Home equity loans	245	—	—	93	338
Other consumer	84	—	55	(71)	68
Total loans	$47,058	$(896)	$86	$2,486	$48,734

	Changes in the Allowance for Loan Losses Year Ended June 30, 2022
	Balance at June 30, 2021 (prior to adoption of ASC 326):	Impact of adopting Topic 326	Charge-offs	Recoveries	Initial allowance on PCD loans	(Reversal of) provision for credit losses	Balance at June 30, 2022
	(In Thousands)
Multi-family mortgage	$28,450	$—	$(1,896)	$—	$—	$(1,233)	$25,321
Nonresidential mortgage	16,243	—	(2,646)	812	—	(3,819)	10,590
Commercial business	2,086	—	(193)	160	—	(261)	1,792
Construction	1,170	—	—	—	—	316	1,486
One- to four-family residential mortgage	9,747	—	—	147	—	(2,354)	7,540
Home equity loans	433	—	—	27	—	(215)	245
Other consumer	36	—	(2)	2	—	48	84
Total loans	$58,165	$—	$(4,737)	$1,148	$—	$(7,518)	$47,058

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 5 – Allowance for Credit Losses (continued)
Allowance for Credit Losses on Off Balance Sheet Commitments
The following table presents the activity in the ACL on off balance sheet commitments recorded in other non-interest expense for the years ended June 30, 2024, 2023 and 2022:

	Year Ended June 30,
	2024	2023	2022
	(In Thousands)
Balance at beginning of the period	$741	$1,041	$1,708
Provision for (reversal of) credit losses	55	(300)	(667)
Balance at end of the period	$796	$741	$1,041
Note 6 – Leases
The Company leases certain premises and equipment under operating leases. As of June 30, 2024, the Company had right-of-use assets totaling $14.5 million and lease liabilities totaling $15.3 million, which were recorded in other assets and other liabilities, respectively, on the Statement of Financial Condition. By comparison at June 30, 2023, the Company had right-of-use assets of totaling $16.1 million and lease liabilities of totaling $17.2 million.
As of June 30, 2024, the weighted average remaining lease term for operating leases was 5.85 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.16%. Total operating lease costs for the years ended June 30, 2024, 2023 and 2022 was $3.5 million, $3.7 million and $3.7 million, respectively.
There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the year ended June 30, 2024. At June 30, 2024, the Company had no leases that had not yet commenced.
A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability at June 30, 2024 and 2023 is as follows:

	June 30,
	2024	2023
	(In Thousands)
Less than one year	$3,390	$3,445
After one year but within two years	3,360	3,183
After two years but within three years	3,262	3,071
After three years but within four years	2,254	2,963
After four years but within five years	1,740	1,941
Greater than five years	2,847	4,305
Total undiscounted cash flows	16,853	18,908
Less: discount on cash flows	(1,531)	(1,687)
Total lease liability	$15,322	$17,221

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 7 – Premises and Equipment

	June 30,
	2024	2023
	(In Thousands)
Land	$11,773	$11,773
Buildings and improvements	45,966	45,886
Leasehold improvements	10,410	12,029
Furnishings and equipment	29,877	29,720
Construction in progress	967	71
	98,993	99,479
Less accumulated depreciation and amortization	54,053	51,170
Total premises and equipment	$44,940	$48,309
Depreciation expense on premises and equipment for the fiscal years ended June 30, 2024, 2023 and 2022 totaled $4.7 million, $5.7 million and $6.0 million, respectively.
Note 8 – Goodwill and Other Intangible Assets
The Company performed the annual quantitative goodwill impairment analyses in the fourth quarter of its fiscal year ended June 30, 2024. Based on the results of the impairment analyses, the Company concluded that the carrying value of its single reporting unit exceeded its respective fair value, resulting in the recognition of a non-cash, pre-tax goodwill impairment of $97.4 million for the fiscal year ended June 30, 2024. The fair value of the single reporting unit was estimated using the income approach and a market-based approaches, weighted 50% and 50%, respectively. The goodwill impairment was primarily due to the continued impact of higher interest rates and discount rates on the Company’s reporting unit, and a sustained decline in the banking industry share prices, including the Company’s. Based on the quantitative assessment performed, the Company concluded that the fair value of its single reporting unit was below its respective carrying amount as of the date on which the quantitative impairment test was conducted. The goodwill impairment has no impact on the Company’s liquidity, regulatory capital ratios.

	Goodwill	Core Deposit Intangibles
	(In Thousands)
Balance at June 30, 2021	$210,895	$3,705
Amortization	—	(685)
Balance at June 30, 2022	210,895	3,020
Amortization	—	(563)
Balance at June 30, 2023	210,895	2,457
Amortization	—	(526)
Impairment	(97,370)	—
Balance at June 30, 2024	$113,525	$1,931

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 8 – Goodwill and Other Intangible Assets (continued)
As of June 30, 2023, there was no accumulated goodwill impairment. At June 30, 2024, accumulated goodwill impairment was $97.4 million.
Scheduled amortization of core deposit intangibles for each of the next five years and thereafter is as follows:

Year Ending June 30,	Core Deposit Intangible Amortization
(In Thousands)
2025	$495
2026	467
2027	441
2028	353
2029	122
Thereafter	53
Note 9 – Deposits
Deposits at June 30, 2024 and 2023 are summarized as follows:

	June 30,
	2024		2023
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars in Thousands)
Non-interest-bearing demand	$598,366	0.00%	$609,999	0.00%
Interest-bearing demand	2,308,915	3.06	2,252,912	2.43
Savings	643,481	0.80	748,721	0.48
Certificates of deposits	1,607,361	4.39	2,017,551	3.02
Total deposits	$5,158,123	2.84%	$5,629,183	2.12%
Brokered deposits at June 30, 2024 and 2023 are summarized as follows:

	June 30,
	2024		2023
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars in Thousands)
Certificates of deposits	$408,234	5.30%	$635,314	4.28%
Total brokered deposits	$408,234	5.30%	$635,314	4.28%

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 9 – Deposits (continued)
A summary of certificates of deposit by maturity at June 30, 2024 follows:

June 30,
2024
(In Thousands)
One year or less	$1,487,483
After one year to two years	94,013
After two years to three years	12,349
After three years to four years	5,672
After four years to five years	2,454
After five years	5,390
Total certificates of deposit	$1,607,361
Certificates of deposit with balances of $250,000 or more at June 30, 2024 and 2023, totaled approximately $633.0 million and $883.7 million, respectively. The Bank’s deposits are insurable to applicable limits by the FDIC.
Note 10 – Borrowings
Borrowings at June 30, 2024 and 2023 consisted of the following:

	June 30, 2024	June 30, 2023
	(In Thousands)
FHLB advances	$1,434,789	$1,281,812
Federal Reserve Bank Term Funding Program ("BTFP")	100,000	—
Total fixed-rate advances	1,534,789	1,281,812
Overnight borrowings(1)	175,000	225,000
Total borrowings	$1,709,789	$1,506,812
________________________________________
(1)At June 30, 2024, represented $175.0 million of FHLB overnight line of credit borrowings. At June 30, 2023, represented $125.0 million of FHLB overnight line of credit borrowings and $100.0 million of unsecured overnight borrowings from other financial institutions.
Fixed-rate advances from FHLB of New York and BTFP borrowings mature as follows:

	June 30, 2024		June 30, 2023
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars in Thousands)
By remaining period to maturity:
Less than one year	$1,328,500	5.25%	$972,500	5.36%
One to two years	6,500	2.82	103,500	2.68
Two to three years	—	—	6,500	2.82
Three to four years	200,000	3.98	—	—
Four to five years	—	—	200,000	3.98
Greater than five years	—	—	—	—
Total advances	1,535,000	5.07%	1,282,500	4.92%
Unamortized fair value adjustments	(211)		(688)
Total advances, net of fair value adjustments	$1,534,789		$1,281,812
At June 30, 2024, FHLB advances and overnight line of credit borrowings were collateralized by the FHLB capital stock owned by the Bank and mortgage loans with carrying values totaling approximately $4.38 billion. At June 30, 2023, FHLB advances and

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 10 – Borrowings (continued)
overnight line of credit borrowings were collateralized by the FHLB capital stock owned by the Bank and mortgage loans with carrying values totaling approximately $4.60 billion. Based on this collateral and the Company’s holding of FHLB stock, the Company maintained available borrowing capacity of $1.82 billion at June 30, 2024.
At June 30, 2024, BTFP borrowings were secured by agency mortgage-backed securities with a par value of $113.5 million. At June 30, 2023, the Company had no BTFP borrowings. The BTFP allows depository institutions to borrow up to the par value of eligible securities pledged at the Federal Reserve Bank.
Note 11 – Derivative Instruments and Hedging Activities
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
Fair Values of Derivative Instruments on the Statement of Financial Condition
The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Statement of Financial Condition as of June 30, 2024 and 2023:

	June 30, 2024
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$54,362	Other liabilities	$—
Total		$54,362		$—

	June 30, 2023
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$71,624	Other liabilities	$—
Total		$71,624		$—
Cash Flow Hedges of Interest Rate Risk
The Company uses derivatives to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps, interest rate caps and an interest rate floor as part of its interest rate risk management strategy. These interest rate products are designated as cash flow hedges. As of June 30, 2024, the Company had a total of 12 interest rate swaps and caps with a total notional amount of $1.43 billion hedging specific wholesale funding positions and six interest rate floor with a notional amount of $600.0 million hedging floating-rate available for sale securities.
For derivatives designated as cash flow hedges, the gain or loss on the derivatives is recorded in other comprehensive income (loss), net of tax, and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.
For cash flow hedges on the Company's wholesale funding positions, amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s hedged variable rate wholesale funding positions. During the year ended June 30, 2024, the Company reclassified $37.2 million as

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 11 – Derivative Instruments and Hedging Activities (continued)
a reduction in interest expense. During the next 12 months, the Company estimates that $28.2 million will be reclassified as a reduction in interest expense.
For cash flow hedges on the Company’s assets, amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest income as interest payments are received on the Company’s hedged variable rate assets. During the year ended June 30, 2024, the Company reclassified $248,000 as a reduction in interest income. During the next twelve months, the Company estimates that $725,000 will be reclassified as a reduction in interest income.
The table below presents the pre-tax effects of the Company’s derivative instruments designated as cash flow hedges on the Consolidated Statements of Income for the years ended June 30, 2024, 2023 and 2022:

	Year Ended June 30,
	2024	2023	2022
	(In Thousands)
Amount of gain recognized in other comprehensive income	$20,197	$39,002	$35,844
Amount of gain (loss) reclassified from accumulated other comprehensive income to interest expense	$37,186	$20,393	$(4,273)
Amount of loss reclassified from accumulated other comprehensive income to interest income	$(248)	$—	$—
Fair Value Hedges of Interest Rate Risk
The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. Such derivatives are used to hedge the changes in fair value of certain of its pools of fixed rate assets. As of June 30, 2024, the Company had five interest rate swaps with a notional amount of $725.0 million hedging fixed-rate residential mortgage loans.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivatives as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.

The table below presents the effects of the Company’s derivative instruments designated as fair value hedges on the Consolidated Statements of Income for the years ended June 30, 2024 and 2023:

	Year Ended June 30,
	2024	2023
	(In Thousands)
Gain (loss) on hedged items recorded in interest income on loans	$2,117	$(11,437)
Gain on hedges recorded in interest income on loans	$8,684	$14,563

As of June 30, 2024 and 2023, the following amounts were recorded on the Statement of Financial Condition related to cumulative basis adjustment for fair value hedges:

	June 30, 2024	June 30, 2023
Loans receivable:	(In Thousands)
Carrying amount of the hedged assets	$715,680	$663,563
Fair value hedging adjustment included in the carrying amount of the hedged assets	$(9,320)	$(11,437)
________________________________________
(1)This amount includes the amortized cost basis of the closed portfolios of loans receivable used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At June 30, 2024 and June 30, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $1.29 billion and $1.10 billion, respectively.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 11 – Derivative Instruments and Hedging Activities (continued)
Offsetting Derivatives
The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives in the Consolidated Statement of Financial Condition as of June 30, 2024 and 2023, respectively. The net amounts presented for derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Statement of Financial Condition.

	June 30, 2024
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
	(In Thousands)
Assets:
Interest rate contracts	$54,423	$(61)	$54,362	$—	$—	$54,362
Total	$54,423	$(61)	$54,362	$—	$—	$54,362

Liabilities:
Interest rate contracts	$61	$(61)	$—	$—	$—	$—
Total	$61	$(61)	$—	$—	$—	$—

	June 30, 2023
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
	(In Thousands)
Assets:
Interest rate contracts	$72,418	$(794)	$71,624	$—	$—	$71,624
Total	$72,418	$(794)	$71,624	$—	$—	$71,624

Liabilities:
Interest rate contracts	$794	$(794)	$—	$—	$—	$—
Total	$794	$(794)	$—	$—	$—	$—
Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations and could be required to terminate its derivative positions with the counterparty. The Company also has agreements with its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well-capitalized institution, then the Company could be required to terminate its derivative positions with the counterparty. As of June 30, 2024, none of the Company’s derivatives were in a net liability position.
As required under the enforceable master netting arrangement with its derivatives counterparties, at June 30, 2024 and June 30, 2023, the Company was not required to post financial collateral.
In addition to the derivative instruments noted above, the Company’s pipeline of loans held for sale at June 30, 2024 and 2023, included $16.0 million and $11.7 million, respectively, of in process loans whose terms included interest rate locks to borrowers, which are considered free-standing derivative instruments whose fair values are not material to our financial condition or results of operations.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 12 – Benefit Plans
Components of Net Periodic Expense
The following table sets forth the aggregate net periodic benefit expense for the Bank’s Benefit Equalization Plan, Postretirement Welfare Plan, Directors’ Consultation and Retirement Plan, Atlas Bank Retirement Income Plan and Supplemental Executive Retirement Plan:

	Year Ended June 30,			Affected Line Item in the Consolidated Statements of Income
	2024	2023	2022
	(In Thousands)
Service cost	$77	$281	$547	Salaries and employee benefits
Interest cost	369	369	279	Other expense
(Accretion) amortization of unrecognized (gain) loss	(58)	(24)	80	Other expense
Expected return on assets	(92)	(99)	(110)	Other expense
Net periodic benefit cost	$296	$527	$796
The other components of net periodic benefit cost are required to be presented in the Consolidated Statements of Income separately from the service cost component. The table above details the affected line items within the Consolidated Statements of Income related to the net periodic benefit costs for the periods noted.
ESOP
In conjunction to the Company’s initial public stock offering in February 2005, the Bank established an ESOP for all eligible employees. The ESOP purchased 2,409,764 shares of Company’s common stock with proceeds of a loan from the Company to the ESOP. In connection with the completion of the Company’s mutual to stock conversion in May 2015, the ESOP purchased an additional 3,612,500 shares of the Company’s common stock at a price of $10.00 per share with the proceeds of a new loan from the Company to the ESOP. The Company refinanced the outstanding principal and interest balance of $3.8 million and borrowed an additional $36.1 million to purchase the additional shares. The Company makes discretionary contributions to the ESOP equaling principal and interest payments owed on the ESOP’s loan to the Company. Such payments may be reduced by the amount of dividends paid on shares of the Company’s common stock held by the ESOP. The outstanding loan principal balance at June 30, 2024 was $24.5 million.
ESOP shares pledged as collateral are initially recorded as unearned ESOP shares in the Consolidated Statements of Financial Condition. ESOP compensation expense was approximately $2.8 million, $1.9 million and $2.5 million for the years ended June 30, 2024, 2023 and 2022, respectively, representing the fair value of shares allocated or committed to be released during the year.
At June 30, 2024 and 2023, the ESOP shares were as follows:

	June 30,
	2024	2023
	(In Thousands)
Shares purchased by ESOP	6,022	6,022
Less: Shares allocated	3,764	3,564
Less: Shares committed to be released	100	100
Remaining unearned ESOP shares	2,158	2,358

Fair value of unearned ESOP shares	$13,272	$16,624

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 12 – Benefit Plans (continued)
Employee Stock Ownership Plan Benefit Equalization Plan (“ESOP BEP”)
The Bank has a non-qualified plan to compensate its executive officers who participate in the Bank’s ESOP for certain benefits lost under such plan by reason of benefit limitations imposed by the Internal Revenue Code (“IRC”). The ESOP BEP expense was approximately $12,000, $17,000 and $40,000 for the years ended June 30, 2024, 2023 and 2022, respectively. The liability totaled approximately $13,000 and $16,000 at June 30, 2024 and 2023, respectively.
Employees’ Savings and Profit Sharing Plan
The Bank sponsors the Employees’ Savings and Profit Sharing Plan and Trust (the “Plan”), pursuant to Section 401(k) of the Internal Revenue Code, for all eligible employees. Employees may elect to contribute up to 75% of their compensation subject to the limitations imposed by the Internal Revenue Code. The Bank will contribute a matching contribution up to 3.5% of an eligible employee’s salary deferral contribution, provided the eligible employee has contributed 6%. The Plan expense amounted to approximately $1.4 million for the years ended June 30, 2024, 2023 and 2022, respectively.
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
Funded status (market value of plan assets divided by funding target) of the Pentegra DB Plan based on valuation reports as of July 1, 2023 and 2022 was 98.87% and 103.17%, respectively. Total contributions, made to the Pentegra DB Plan, which include contributions from all participating employers and not just the Company, as reported on Form 5500, were $151.8 million and $142.4 million for the plan years ended June 30, 2023 and 2022, respectively. The Bank’s contributions to the Pentegra DB Plan were not more than 5% of the total contributions to the Pentegra DB Plan. During the years ended June 30, 2024, 2023 and 2022, the total expense recorded for the Pentegra DB Plan was approximately $172,000, $180,000 and $372,000, respectively.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 12 – Benefit Plans (continued)
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
The following tables set forth the ABRIP’s funded status and net periodic benefit cost:

	June 30,
	2024	2023
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation - beginning	$1,700	$1,816
Interest cost	81	78
Actuarial gain	(51)	(46)
Benefit payments	(160)	(148)
Projected benefit obligation - ending	$1,570	$1,700

Change in plan assets:
Fair value of assets - beginning	$2,717	$2,907
Actual return on assets	92	(42)
Benefit payments	(160)	(148)
Fair value of assets - ending	$2,649	$2,717

Reconciliation of funded status:
Projected benefit obligation	$(1,570)	$(1,700)
Fair value of assets	2,649	2,717
Funded status included in other assets	$1,079	$1,017

Accumulated benefit obligation	$(1,570)	$(1,700)

Valuation assumptions
Discount rate	5.50%	5.00%
Salary increase rate	N/A	N/A

	Years Ended June 30,
	2024	2023	2022
	(In Thousands)
Net periodic benefit cost:
Interest cost	$81	$78	$62
Expected return on assets	(93)	(99)	(110)
Amortization of net loss	42	28	21
Total expense (benefit)	$30	$7	$(27)

Valuation assumptions
Discount rate	5.00%	4.50%	3.00%
Long term rate of return on plan assets	3.50%	3.50%	3.50%

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 12 – Benefit Plans (continued)
The Bank does not expect to contribute to the ABRIP in the year ending June 30, 2025.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Benefit Payments
(In Thousands)
Years ending June 30:
2025	$150
2026	151
2027	147
2028	143
2029	138
2030-2034	619
At June 30, 2024 and 2023, unrecognized net loss of $528,000 and $475,000, respectively, was included in accumulated other comprehensive income (loss).
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
The fair value of the ABRIP’s assets at June 30, 2024 and 2023 by asset category (see Note 18 for the definitions of levels), are as follows:

	June 30, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Prudential Guaranteed Deposit Fund	$—	$2,649	$—	$2,649

	June 30, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Prudential Guaranteed Deposit Fund	$—	$2,717	$—	$2,717

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 12 – Benefit Plans (continued)
Benefit Equalization Plan (“BEP”)
The Bank has an unfunded non-qualified plan to compensate executive officers of the Bank who participate in the Bank’s qualified defined benefit plan for certain benefits lost under such plans by reason of benefit limitations imposed by Sections 415 and 401 of the IRC. There were approximately $246,000, $244,000 and $241,000 in contributions made to and benefits paid under the BEP during each of the years ended June 30, 2024, 2023 and 2022, respectively.
The following tables set forth the BEP’s funded status and components of net periodic benefit cost:

	June 30,
	2024	2023
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation - beginning	$2,425	$2,592
Interest cost	115	111
Actuarial gain	(40)	(34)
Benefit payments	(246)	(244)
Projected benefit obligation - ending	$2,254	$2,425

Change in plan assets:
Fair value of assets - beginning	$—	$—
Contributions	246	244
Benefit payments	(246)	(244)
Fair value of assets - ending	$—	$—

Reconciliation of funded status:
Accumulated benefit obligation	$(2,254)	$(2,425)

Projected benefit obligation	$(2,254)	$(2,425)
Fair value of assets	—	—
Funded status included in other liabilities	$(2,254)	$(2,425)

Valuation assumptions
Discount rate	5.50%	5.00%
Salary increase rate	N/A	N/A

	Years Ended June 30,
	2024	2023	2022
	(In Thousands)
Net periodic benefit cost:
Interest cost	$115	$111	$86
Amortization of net actuarial loss	42	46	71
Total expense	$157	$157	$157

Valuation assumptions
Discount rate	5.00%	4.50%	3.00%
Salary increase rate	N/A	N/A	N/A
It is estimated that contributions of approximately $243,000 will be made during the year ending June 30, 2025.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 12 – Benefit Plans (continued)
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Benefit Payments
(In Thousands)
Years ending June 30:
2025	$243
2026	238
2027	232
2028	225
2029	218
2030-2034	973
In April 2007, the Board of Directors of the Bank approved, effective July 1, 2007, freezing all future benefit accruals under the BEP related to the Bank’s defined benefit pension plan.
At June 30, 2024 and 2023, unrecognized net loss of $544,000 and $626,000, respectively, was included in accumulated other comprehensive income (loss).
Postretirement Welfare Plan
The Bank has an unfunded postretirement group term life insurance plan covering all eligible employees. The benefits are based on age and years of service. During the years ended June 30, 2024, 2023 and 2022, contributions and benefits paid totaled $13,000, $13,000 and $12,000, respectively.
The following tables set forth the accrued accumulated postretirement benefit obligation and the net periodic benefit cost:

	June 30,
	2024	2023
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation - beginning	$1,036	$1,085
Service cost	79	95
Interest cost	50	48
Actuarial gain	(90)	(214)
Premiums/claims paid	(13)	(13)
Plan amendments	—	35
Projected benefit obligation - ending	$1,062	$1,036

Change in plan assets:
Fair value of assets - beginning	$—	$—
Contributions	13	13
Premiums/claims paid	(13)	(13)
Fair value of assets - ending	$—	$—

Reconciliation of funded status:
Projected benefit obligation	$(1,062)	$(1,036)
Fair value of assets	—	—
Funded status included in other liabilities	$(1,062)	$(1,036)

Valuation assumptions
Discount rate	5.50%	5.00%
Salary increase rate	3.25%	3.25%

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 12 – Benefit Plans (continued)

	Years Ended June 30,
	2024	2023	2022
	(In Thousands)
Net periodic benefit cost:
Service cost	$79	$95	$116
Interest cost	50	48	33
Amortization of net actuarial gain	(42)	(28)	(12)
Total expense	$87	$115	$137

Valuation assumptions
Discount rate	5.00%	4.50%	3.00%
Salary increase rate	3.25%	3.25%	3.25%
It is estimated that contributions of approximately $59,000 will be made during the year ending June 30, 2025.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Benefit Payments
(In Thousands)
Years ending June 30:
2025	$59
2026	72
2027	80
2028	98
2029	113
2030-2034	572
At June 30, 2024 and 2023, unrecognized net gain of $576,000 and $529,000, respectively, were included in accumulated other comprehensive income (loss).

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 12 – Benefit Plans (continued)
Directors’ Consultation and Retirement Plan (“DCRP”)
The Bank has an unfunded retirement plan for non-employee directors. The benefits are payable based on term of service as a director. In December 2015, the Board of Directors of the Bank approved freezing all future benefit accruals under the DCRP effective December 31, 2015.
During the years ended June 30, 2024, 2023 and 2022, contributions and benefits paid totaled $49,000, $49,000 and $49,000, respectively.
The following table sets forth the DCRP’s funded status and components of net periodic cost:

	June 30,
	2024	2023
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation - beginning	$2,520	$2,646
Interest cost	124	117
Actuarial gain	(181)	(194)
Benefit payments	(49)	(49)
Projected benefit obligation - ending	$2,414	$2,520

Change in plan assets:
Fair value of assets - beginning	$—	$—
Contributions	49	49
Benefit payments	(49)	(49)
Fair value of assets - ending	$—	$—

Reconciliation of funded status:
Accumulated benefit obligation	$(2,414)	$(2,520)

Projected benefit obligation	$(2,414)	$(2,520)
Fair value of assets	—	—
Funded status included in other liabilities	$(2,414)	$(2,520)

Valuation assumptions
Discount rate	5.50%	5.00%
Salary increase rate	N/A	N/A

	Years Ended June 30,
	2024	2023	2022
	(In Thousands)
Net periodic benefit cost:
Interest cost	$124	$117	$92
Amortization of net actuarial gain	(99)	(69)	—
Total expense	$25	$48	$92

Valuation assumptions
Discount rate	5.00%	4.50%	3.00%
Salary increase rate	N/A	N/A	N/A

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 12 – Benefit Plans (continued)
It is estimated that contributions of approximately $101,000 will be made during the year ending June 30, 2025.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Benefit Payments
(In Thousands)
Years ending June 30:
2025	$101
2026	122
2027	143
2028	163
2029	213
2030-2034	1,334
At June 30, 2024 and 2023, unrecognized net gain of $922,000 and $840,000, respectively, was included in accumulated other comprehensive income (loss).
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
The following tables set forth the SERP’s funded status and net periodic benefit cost:

	June 30,
	2024	2023
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation - beginning	$633	$437
Service cost	—	185
Interest cost	—	11
Projected benefit obligation - ending	$633	$633

Reconciliation of funded status:
Projected benefit obligation	$(633)	$(633)
Fair value of assets	—	—
Funded status included in other liabilities	$(633)	$(633)

Valuation assumptions
Discount rate	—%	3.00%
Salary increase rate	N/A	N/A

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 12 – Benefit Plans (continued)

	Year Ended June 30,
	2024	2023
	(In Thousands)
Net periodic benefit cost:
Service cost	$—	$185
Interest cost	—	11
Total expense	$—	$196

Valuation assumptions
Discount rate	—%	3.00%
Salary increase rate	—%	4.00%
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Benefit Payments
(In Thousands)
Years ending June 30:
2025	$—
2026	—
2027	—
2028	—
2029	—
2030-2034	633
Note 13 – Stock Based Compensation
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
During the years ended June 30, 2024 and 2023, the Company granted 349,257 RSUs (comprised of 255,062 service-based RSUs and 94,195 performance-based RSUs) and 323,218 RSUs (comprised of 238,121 service-based RSUs and 85,097 performance-based RSUs), respectively. The service-based RSUs generally vest in three tranches over a period of 3.0 years and the performance-based RSUs will cliff vest upon the achievement of performance measures over a three-year period. The total number of performance-based RSUs that will vest, if any, will depend on whether and to what extent the performance measures are achieved. Common stock will be issued from authorized shares upon the vesting of the RSUs. At June 30, 2024, there were 4,851,915 shares remaining available for future grants of stock options, restricted stock or RSUs under the 2021 Plan, subject to the limitations noted above.
Kearny Financial Corp. 2016 Equity Incentive Plan (“2016 Plan”)
No grants were made under the 2016 Plan during the years ended June 30, 2024 and 2023. As of October 28, 2021, the 2016 Plan was frozen and the Company no longer makes grants under the 2016 Plan.
Stock options granted under the 2016 Plan vest in equal installments over a five-year service period. Stock options were granted at an exercise price equal to the fair value of the Company's common stock on the grant date based on the closing market price and have an expiration period of 10 years. No stock options were granted during the years ended June 30, 2024, 2023 and 2022.
There were no restricted stock awards granted during the years ended June 30, 2024, 2023 and 2022.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 13 – Stock Based Compensation (continued)
2021 Plan and 2016 Plan
The following table presents stock-based compensation expense for the years ended June 30, 2024, 2023 and 2022:

	Years Ended June 30,
	2024	2023	2022
	(In Thousands)
Stock option expense	$58	$153	$849
Restricted stock expense	323	725	2,049
Restricted stock unit expense	2,211	2,058	896
Total stock-based compensation expense	$2,592	$2,936	$3,794
During the years ended June 30, 2024, 2023 and 2022, the income tax benefit attributed to our stock-based compensation expense was $746,000, $836,000 and $1.0 million, respectively.
Stock Options
The following is a summary of the Company’s stock option activity and related information for its option plans for the year ended June 30, 2024:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In Thousands)			(In Thousands)
Outstanding at June 30, 2023	2,984	$14.99	3.5 years	$—
Granted	—	—	—
Exercised	—	—	—
Forfeited	(232)	13.41
Outstanding at June 30, 2024	2,752	$15.12	2.5 years	$—

Exercisable at June 30, 2024	2,752	$15.12	2.5 years	$—
The Company generally issues shares from authorized but unissued shares upon the exercise of vested options.
There were no vested options exercised during the years ended June 30, 2024, 2023 or 2022.
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
The Company fully achieved the applicable performance targets for fiscal 2023 and therefore all eligible performance-based restricted shares successfully vested during the year ended June 30, 2024.
The performance factors and underlying cost basis of the remaining unvested performance-based restricted shares are generally expected to be determined annually concurrent with the anniversary date of the original grants.
For service based awards management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period. For performance vesting awards management recognizes compensation expense for the fair

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 13 – Stock Based Compensation (continued)
value of restricted shares on a straight-line basis over the requisite service period; however, if the corporate performance goals to which the vesting of such shares are tied are not achieved, recognized compensation expense is adjusted accordingly.
The following is a summary of the Company’s restricted share award activity for the year ended June 30, 2024:

	Vesting Contingent on Service Conditions		Vesting Contingent on Performance and Service Conditions
	Restricted Shares	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value
	(In Thousands)		(In Thousands)
Non-vested at June 30, 2023	43	$13.31	36	$13.30
Granted	—	—	—	—
Vested	(32)	13.38	(25)	13.38
Forfeited	—	—	—	—
Non-vested at June 30, 2024	11	$13.11	11	$13.11
During the years ended June 30, 2024, 2023 and 2022, the total fair value of vested restricted shares were $767,000, $767,000 and $4.3 million, respectively. Expected future compensation expense relating to the 21,486 non-vested restricted shares at June 30, 2024 is $193,000 over a weighted average period of 1.9 years.
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
The following is a summary of the Company’s RSU activity for the year ended June 30, 2024:

	Vesting Contingent on Service Conditions		Vesting Contingent on Performance and Service Conditions
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(In Thousands)		(In Thousands)
Non-vested at June 30, 2023	342	$12.45	155	$12.68
Granted	349	8.59	—	—
Vested	(133)	12.63	—	—
Forfeited	(25)	10.35	—	—
Non-vested at June 30, 2024	533	$9.98	155	$12.68
Expected future compensation expense relating to the 689,252 non-vested RSUs at June 30, 2024 is $3.2 million over a weighted average period of 2.1 years.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 14 – Stockholders’ Equity
Regulatory Capital
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
At June 30, 2024 and 2023, the regulatory capital ratios, of both the Company and the Bank were in excess of the levels required by federal banking regulators to be classified as “well-capitalized” under regulatory guidelines.
The following tables present information regarding the Bank’s regulatory capital levels at June 30, 2024 and 2023:

	At June 30, 2024
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$688,597	14.42%	$382,034	8.00%	$477,542	10.00%
Tier 1 capital (to risk-weighted assets)	651,620	13.65%	286,525	6.00%	382,034	8.00%
Common equity tier 1 capital (to risk-weighted assets)	651,620	13.65%	214,894	4.50%	310,402	6.50%
Tier 1 capital (to adjusted total assets)	651,620	8.44%	308,656	4.00%	385,820	5.00%

	At June 30, 2023
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$695,417	13.31%	$417,853	8.00%	$522,316	10.00%
Tier 1 capital (to risk-weighted assets)	659,783	12.63%	313,389	6.00%	417,853	8.00%
Common equity tier 1 capital (to risk-weighted assets)	659,783	12.63%	235,042	4.50%	339,505	6.50%
Tier 1 capital (to adjusted total assets)	659,783	8.15%	323,922	4.00%	404,902	5.00%

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 14 – Stockholders’ Equity (continued)
The following tables present information regarding the consolidated Company’s regulatory capital levels at June 30, 2024 and 2023:

	At June 30, 2024
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$743,741	15.57%	$382,247	8.00%
Tier 1 capital (to risk-weighted assets)	706,764	14.79%	286,685	6.00%
Common equity tier 1 capital (to risk-weighted assets)	706,764	14.79%	215,014	4.50%
Tier 1 capital (to adjusted total assets)	706,764	9.15%	309,031	4.00%

	At June 30, 2023
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$770,621	14.75%	$418,015	8.00%
Tier 1 capital (to risk-weighted assets)	734,987	14.07%	313,511	6.00%
Common equity tier 1 capital (to risk-weighted assets)	734,987	14.07%	235,133	4.50%
Tier 1 capital (to adjusted total assets)	734,987	9.07%	324,170	4.00%
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
During the fiscal year ended June 30, 2024, an application for quarterly capital distributions from the Bank to the Company was approved by federal banking regulators. The amount of dividends payable is based on 70 percent of quarterly net income of the Bank.
During the years ended June 30, 2024, 2023 and 2022, dividends paid by the Bank to the Company, in conjunction with quarterly capital distributions, as discussed above, totaled $19.3 million, $26.3 million and $56.7 million, respectively.
Stock Repurchase Plans
During the year ended June 30, 2024, the Company repurchased a total of 1,504,747 shares of its common stock at a total cost of $11.2 million, or $7.40 per share. On November 7, 2023, the Company announced the completion of its ninth stock repurchase plan, with a total of 4,000,000 shares repurchased at a cost of $34.9 million, or $8.74 per share.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 15 – Income Taxes
The components of income taxes are as follows:

	Years Ended June 30,
	2024	2023	2022
	(In Thousands)
Current income tax expense:
Federal	$4,352	$6,145	$12,720
State	2,406	2,634	7,057
	6,758	8,779	19,777
Deferred income tax expense:
Federal	4	1,902	2,895
State	(871)	887	2,128
	(867)	2,789	5,023

Total income tax expense	$5,891	$11,568	$24,800
The following table presents a reconciliation between the reported income taxes for the periods presented and the income taxes which would be computed by applying the federal income tax rates applicable to those periods. The federal income tax rate of 21% was applicable for the years ended June 30, 2024, 2023 and 2022.

	Years Ended June 30,
	2024	2023	2022
	(Dollars In Thousands)
(Loss) income before income taxes	$(80,776)	$52,379	$92,347
Statutory federal tax rate	21%	21%	21%
Federal income tax expense at statutory rate	$(16,963)	$11,000	$19,393
(Reduction) increases in income taxes resulting from:
Tax exempt interest	(68)	(143)	(266)
State tax, net of federal tax effect	1,213	2,781	7,257
Incentive stock options compensation expense	5	12	45
Income from bank-owned life insurance	(1,902)	(1,840)	(1,281)
Goodwill impairment	18,935	—	—
Surrender of bank-owned life insurance policies	4,477	—	—
Other items, net	194	(242)	(348)
	5,891	11,568	24,800

Total income tax expense	$5,891	$11,568	$24,800
Effective income tax rate	(7.29)%	22.09%	26.86%
The effective income tax rate represents total income tax expense divided by income before income taxes. Retained earnings at June 30, 2024, includes approximately $38.4 million of bad debt allowance, pursuant to the IRC, for which income taxes have not been provided. If such amount is used for purposes other than to absorb bad debts, including distributions in liquidation, it will be subject to income tax at the then current rate.
A tax position is recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation process, if any. A tax position that meets the more likely than not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 15 – Income Taxes (continued)
than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more likely than not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment.
Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carryover period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income, and the projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based on its assessments as of June 30, 2024 and 2023, the Company determined it is more likely than not that all deferred tax assets will be realized.
The tax effects of existing temporary differences that give rise to deferred income tax assets and liabilities are as follows:

	June 30,
	2024	2023
	(In Thousands)
Deferred income tax assets:
Purchase accounting	$3,543	$4,098
Accumulated other comprehensive income:
Unrealized loss on securities available for sale	37,683	45,018
Allowance for credit losses	12,786	14,211
Benefit plans	2,605	2,603
Compensation	1,303	1,440
Stock-based compensation	2,923	3,161
Uncollected interest	1,177	1,313
Depreciation	2,309	2,335
Net operating loss carryover	889	2
Capital loss carryforward	614	191
Other items	780	839
	66,612	75,211
Deferred income tax liabilities:
Deferred loan fees and costs	1,690	1,710
Accumulated other comprehensive income:
Derivatives	12,085	16,940
Defined benefit plans	98	78
Goodwill	2,400	4,510
	16,273	23,238
Net deferred income tax asset	$50,339	$51,973
The Company has various state and local NOL carryforwards which will begin to expire in the year ending June 30, 2025.
The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of the state of New Jersey and various other states. The Company is generally no longer subject to examination by federal, state and local taxing authorities for tax years prior to June 30, 2021.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 16 – Commitments
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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management’s credit evaluation of the borrower. At June 30, 2024 and 2023, the Bank had $280.9 million and $251.2 million in commitments to originate loans, including unused lines of credit.
The Bank is party to standby letters of credit through which it guarantees certain specific business obligations of its commercial customers. The balance of standby letters of credit at June 30, 2024 and 2023 were approximately $160,000 and $115,000, respectively.
In addition to the commitments noted above, at June 30, 2024, the Company’s pipeline of loans held for sale included $16.0 million of in-process loans whose terms included interest rate locks to borrowers that were paired with a best-efforts commitment to sell the loan to a buyer at a fixed price within a predetermined timeframe after the sale commitment is established.
The Company and subsidiaries are also party to litigation which arises primarily in the ordinary course of business. In the opinion of management, the ultimate disposition of such litigation should not have a material adverse effect on the consolidated financial position of the Company.
Note 17 – Fair Value of Financial Instruments
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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 17 – Fair Value of Financial Instruments (continued)
Assets Measured on a Recurring Basis:
The following methods and significant assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at June 30, 2024 and 2023:
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
Those assets measured at fair value on a recurring basis are summarized below:

	June 30, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Debt securities available for sale:
Asset-backed securities	$—	$80,440	$—	$80,440
Collateralized loan obligations	—	389,543	—	389,543
Corporate bonds	—	131,797	—	131,797
Total debt securities	—	601,780	—	601,780

Mortgage-backed securities available for sale:
Residential pass-through securities	—	337,264	—	337,264
Commercial pass-through securities	—	133,789	—	133,789
Total mortgage-backed securities	—	471,053	—	471,053
Total securities available for sale	$—	$1,072,833	$—	$1,072,833

Interest rate contracts	$—	$54,362	$—	$54,362

Total assets	$—	$1,127,195	$—	$1,127,195

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 17 – Fair Value of Financial Instruments (continued)

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
Assets Measured on a Non-Recurring Basis:
The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a non-recurring basis at June 30, 2024 and 2023:
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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 17 – Fair Value of Financial Instruments (continued)
Those assets measured at fair value on a non-recurring basis are summarized below:

	June 30, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Collateral dependent loans:
Multi-family mortgage	$—	$—	$1,896	$1,896
Nonresidential mortgage	—	—	5,014	5,014
Total	$—	$—	$6,910	$6,910

	June 30, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Collateral dependent loans:
Residential mortgage	$—	$—	$449	$449
Multi-family mortgage	—	—	7,300	7,300
Nonresidential mortgage	—	—	9,972	9,972
Total	$—	$—	$17,721	$17,721

Other real estate owned, net:
Nonresidential	$—	$—	$12,956	$12,956
Total	$—	$—	$12,956	$12,956

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 17 – Fair Value of Financial Instruments (continued)
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value:

	June 30, 2024
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(Dollars in Thousands)
Collateral dependent loans:
Multi-family mortgage	$1,896	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	13.32%	13.32%
Nonresidential mortgage	5,014	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	8.93%	8.93%
Total	$6,910

	June 30, 2023
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(Dollars in Thousands)
Collateral dependent loans:
Residential mortgage	$449	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	6.93%	6.93%
Multi-family mortgage	7,300	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	6% - 9%	7.78%
Nonresidential mortgage	9,972	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	9% - 16%	11.78%
Total	$17,721

Other real estate owned, net:
Nonresidential	$12,956	Market valuation of underlying collateral	(3)	Adjustments to reflect current conditions/selling costs	(2)	4.00%	4.00%
Total	$12,956
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
At June 30, 2024, collateral dependent loans valued using Level 3 inputs comprised loans with principal balance totaling $7.4 million and valuation allowance of $508,000 reflecting an aggregate fair value of $6.9 million. By comparison, at June 30, 2023, collateral dependent loans valued using Level 3 inputs comprised loans with principal balance totaling $21.0 million and valuation allowances of $3.3 million reflecting an aggregate fair value of $17.7 million.
Once a loan is foreclosed, the fair value of the other real estate owned continues to be evaluated based upon the fair value of the repossessed real estate originally securing the loan. At June 30, 2024, the Company had no other real estate owned assets. At June 30, 2023, the Company held other real estate owned totaling $13.0 million, whose carrying value was written down utilizing Level 3 inputs.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 17 – Fair Value of Financial Instruments (continued)
The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2024 and 2023:

	June 30, 2024
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$63,864	$63,864	$63,864	$—	$—
Investment securities available for sale	1,072,833	1,072,833	—	1,072,833	—
Investment securities held to maturity	135,742	119,278	—	119,278	—
Loans held-for-sale	6,036	6,077	—	6,077	—
Net loans receivable	5,687,848	5,114,459	—	—	5,114,459
FHLB Stock	80,300	—	—	—	—
Interest receivable	29,521	29,521	11	8,986	20,524
Interest rate contracts	54,362	54,362	—	54,362	—

Financial liabilities:
Deposits	$3,550,762	$3,550,762	$3,550,762	$—	$—
Certificates of deposits	1,607,361	1,597,939	—	—	1,597,939
Borrowings	1,709,789	1,703,924	—	—	1,703,924
Interest payable on deposits	5,662	5,662	3,397	—	2,265
Interest payable on borrowings	7,784	7,784	—	—	7,784

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 17 – Fair Value of Financial Instruments (continued)

	June 30, 2023
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$70,515	$70,515	$70,515	$—	$—
Investment securities available for sale	1,227,729	1,227,729	—	1,227,729	—
Investment securities held to maturity	146,465	131,169	—	131,169	—
Loans held-for-sale	9,591	9,442	—	9,442	—
Net loans receivable	5,780,687	5,261,808	—	—	5,261,808
FHLB Stock	71,734	—	—	—	—
Interest receivable	28,133	28,133	14	8,924	19,195
Interest rate contracts	71,624	71,624	—	71,624	—

Financial liabilities:
Deposits	$3,611,632	$3,611,632	$3,611,632	$—	$—
Certificates of deposits	2,017,551	1,989,434	—	—	1,989,434
Borrowings	1,506,812	1,498,920	—	—	1,498,920
Interest payable on deposits	6,826	6,826	1,933	—	4,893
Interest payable on borrowings	5,282	5,282	—	—	5,282
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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 18 – Comprehensive Income (Loss)
The components of accumulated other comprehensive (loss) income included in stockholders’ equity are as follows:

	June 30,
	2024	2023
	(In Thousands)
Net unrealized loss on securities available for sale	$(130,673)	$(156,138)
Tax effect	37,683	45,018
Net of tax amount	(92,990)	(111,120)

Fair value adjustments on derivatives	41,673	58,414
Tax effect	(12,085)	(16,940)
Net of tax amount	29,588	41,474

Benefit plan adjustments	337	268
Tax effect	(98)	(78)
Net of tax amount	239	190

Total accumulated other comprehensive loss	$(63,163)	$(69,456)
Other comprehensive income (loss) and related tax effects are presented in the following table:

	Years Ended June 30,
	2024	2023	2022
	(In Thousands)
Net unrealized gain (loss) on securities available for sale	$7,330	$(53,334)	$(128,601)

Net realized loss on securities available for sale (1)	18,135	15,227	559

Fair value adjustments on derivatives	(16,741)	18,609	40,117

Benefit plans:
(Accretion) amortization of actuarial (gain) loss (2)	(58)	(24)	80
Net actuarial gain	127	381	924
Net change in benefit plan accrued expense	69	357	1,004

Other comprehensive income (loss) before taxes	8,793	(19,141)	(86,921)
Tax effect	(2,500)	5,412	25,050
Total other comprehensive income (loss)	$6,293	$(13,729)	$(61,871)
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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 19 – Revenue Recognition
All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the years ended June 30, 2024, 2023 and 2022. Sources of revenue outside the scope of ASC 606 are noted as such.

	Years Ended June 30,
	2024	2023	2022
	(In Thousands)
Non-interest income:
Deposit-related fees and charges	$1,772	$1,881	$1,733
Loan-related fees and charges (1)	837	1,225	847
Loss on sale and call of securities (1)	(18,135)	(15,227)	(559)
(Loss) gain on sale of loans (1)	(282)	(1,645)	2,539
(Loss) gain on sale of other real estate owned	(974)	(139)	5
Income from bank owned life insurance (1)	9,076	8,645	6,167
Electronic banking fees and charges (interchange income)	2,357	1,759	1,626
Miscellaneous (1)	3,356	6,252	1,576
Total non-interest income	$(1,993)	$2,751	$13,934
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
Gains/Losses on Sales of OREO
The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. Gain/Losses on the sales of OREO falls within the scope of ASC 606, if the Company finances the transaction. Under ASC 606, if the Company finances the sale of OREO to the buyer, the Company is required to assess whether the buyer is committed to perform their obligations under the contract and whether the collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related (loss) gain on sale if a significant financing component is present.
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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 20 – Parent Only Financial Information
Kearny Financial Corp. operates its wholly owned subsidiary Kearny Bank and the Bank’s wholly-owned subsidiaries CJB Investment Corp., 189-245 Berdan Avenue LLC and Kearny Wealth Management LLC. The consolidated earnings of the subsidiaries are recognized by the Company using the equity method of accounting. Accordingly, the consolidated earnings of the subsidiaries are recorded as increases in the Company’s investment in the subsidiaries. The following are the condensed financial statements for Kearny Financial Corp. (Parent Company only) as of June 30, 2024 and 2023, and for each of the years in the three-year period ended June 30, 2024.
Condensed Statements of Financial Condition

	June 30,
	2024	2023
	(In Thousands)
Assets

Cash and amounts due from depository institutions	$30,821	$48,839
Loans receivable	24,510	26,384
Investment in subsidiary	698,427	794,080
Other assets	854	827
Total Assets	$754,612	$870,130

Liabilities and Stockholders' Equity

Other liabilities	$1,041	$846
Stockholders' equity	753,571	869,284
Total Liabilities and Stockholders' Equity	$754,612	$870,130
Condensed Statements of Income (Loss) and Comprehensive Income (Loss)

	Years Ended June 30,
	2024	2023	2022
	(In Thousands)
Dividends from subsidiary	$19,332	$26,282	$156,728
Interest income	2,201	1,749	1,508
Equity in undistributed earnings of subsidiaries	(105,948)	14,912	(88,452)
Total (loss) income	(84,415)	42,943	69,784

Directors' compensation	618	532	530
Other expenses	1,647	1,715	1,976
Total expense	2,265	2,247	2,506
(Loss) income before income taxes	(86,680)	40,696	67,278
Income tax expense	(13)	(115)	(269)
Net (loss) income	$(86,667)	$40,811	$67,547
Comprehensive (loss) income	$(80,374)	$27,082	$5,676

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 20 – Parent Only Financial Information (continued)
Condensed Statements of Cash Flows

	Years Ended June 30,
	2024	2023	2022
	(In Thousands)
Cash Flows from Operating Activities:
Net (loss) income	$(86,667)	$40,811	$67,547
Adjustment to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	105,948	(14,912)	88,452
(Increase) decrease in other assets	(27)	(379)	176
Increase (decrease) in other liabilities	142	271	(184)
Net Cash Provided by Operating Activities	19,396	25,791	155,991

Cash Flows from Investing Activities:
Repayment of loan to ESOP	1,874	1,817	1,758
Proceeds from the maturity of investment securities available for sale	—	—	15,000
Net Cash Provided by Investing Activities	1,874	1,817	16,758

Cash Flows from Financing Activities:
Cash dividends paid	(27,564)	(28,499)	(30,693)
Repurchase and cancellation of common stock of Kearny Financial Corp.	(11,240)	(27,558)	(129,520)
Cancellation of shares repurchased on vesting to pay taxes	(484)	(462)	(977)
Net Cash Used In Financing Activities	(39,288)	(56,519)	(161,190)
Net (Decrease) Increase in Cash and Cash Equivalents	(18,018)	(28,911)	11,559
Cash and Cash Equivalents - Beginning	48,839	77,750	66,191
Cash and Cash Equivalents - Ending	$30,821	$48,839	$77,750

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 21 – Net (Loss) Income per Common Share (EPS)
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
The following schedule shows the Company’s earnings per share calculations for the periods presented:

	For the Year Ended June 30,
	2024	2023	2022
	(In Thousands, Except Per Share Data)
Net (loss) income	$(86,667)	$40,811	$67,547

Weighted average number of common shares outstanding - basic	62,444	64,804	70,911
Effect of dilutive securities	—	—	22
Weighted average number of common shares outstanding- diluted	62,444	64,804	70,933

Basic earnings per share	$(1.39)	$0.63	$0.95
Diluted earnings per share	$(1.39)	$0.63	$0.95
Stock options for 2,751,902, 2,983,530 and 3,115,000 shares of common stock were not considered in computing diluted earnings per share at June 30, 2024, 2023 and 2022, respectively, because they were considered anti-dilutive. In addition, 689,252 and 497,664 RSUs were not considered in computing diluted earnings per share at June 30, 2024 and 2023, respectively, because they were considered anti-dilutive.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEARNY FINANCIAL CORP.

Dated: August 23, 2024		/s/ Craig L. Montanaro
	By:	Craig L. Montanaro President and Chief Executive Officer
Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on August 23, 2024 on behalf of the Registrant and in the capacities indicated.

/s/ Craig L. Montanaro	/s/ Sean Byrnes
Craig L. Montanaro President, Chief Executive Officer and Director (Principal Executive Officer)	Sean Byrnes Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Theodore J. Aanensen	/s/ Raymond E. Chandonnet
Theodore J. Aanensen Director	Raymond E. Chandonnet Director

/s/ Curtland E. Fields	/s/ John N. Hopkins
Curtland E. Fields Director	John N. Hopkins Director

/s/ Catherine A. Lawton	/s/ John J. Mazur, Jr.
Catherine A. Lawton Director	John J. Mazur, Jr. Director

/s/ Joseph P. Mazza	/s/ John F. McGovern
Joseph P. Mazza Director	John F. McGovern Director

/s/ Leopold W. Montanaro	/s/ Christopher Petermann
Leopold W. Montanaro Director	Christopher Petermann Director

/s/ Charles J. Pivirotto	/s/ John F. Regan
Charles J. Pivirotto Director	John F. Regan Director

/s/ Melvina Wong-Zaza
Melvina Wong-Zaza Director