Form 10-Q
period 2024-09-30
Kearny Financial Corp.
filed 2024-11-05
CIK 1617242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: October 31, 2024.
$0.01 par value common stock — 64,579,683 shares outstanding

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In Thousands, Except Share and Per Share Data)

	September 30, 2024	June 30, 2024
	(Unaudited)
Assets
Cash and amounts due from depository institutions	$18,369	$17,201
Interest-bearing deposits in other banks	137,205	46,663
Cash and cash equivalents	155,574	63,864
Investment securities available for sale (amortized cost of $1,177,595 and $1,203,506, respectively)	1,070,811	1,072,833
Investment securities held to maturity (fair value of $120,725 and $119,278, respectively)	132,256	135,742
Loans held-for-sale	8,866	6,036
Loans receivable	5,784,246	5,732,787
Less: allowance for credit losses on loans	(44,923)	(44,939)
Net loans receivable	5,739,323	5,687,848
Premises and equipment	45,189	44,940
Federal Home Loan Bank (“FHLB”) of New York stock	57,706	80,300
Accrued interest receivable	29,467	29,521
Goodwill	113,525	113,525
Core deposit intangibles	1,805	1,931
Bank owned life insurance	300,186	297,874
Deferred income tax assets, net	50,131	50,339
Other assets	67,540	98,708
Total Assets	$7,772,379	$7,683,461

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest-bearing	$592,099	$598,366
Interest-bearing	4,878,413	4,559,757
Total deposits	5,470,512	5,158,123
Borrowings	1,479,888	1,709,789
Advance payments by borrowers for taxes	17,824	17,409
Other liabilities	52,618	44,569
Total Liabilities	7,020,842	6,929,890

Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 800,000,000 shares authorized; 64,579,683 shares and 64,434,424 shares issued and outstanding, respectively	646	644
Paid-in capital	493,523	493,680
Retained earnings	342,522	343,326
Unearned employee stock ownership plan shares; 2,107,326 shares and 2,157,501 shares, respectively	(20,430)	(20,916)
Accumulated other comprehensive loss	(64,724)	(63,163)
Total Stockholders' Equity	751,537	753,571
Total Liabilities and Stockholders' Equity	$7,772,379	$7,683,461
See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,
	2024	2023
Interest Income
Loans	$66,331	$62,769
Taxable investment securities	14,384	16,265
Tax-exempt investment securities	71	87
Other interest-earning assets	2,466	2,047
Total Interest Income	83,252	81,168

Interest Expense
Deposits	35,018	27,567
Borrowings	15,788	14,441
Total Interest Expense	50,806	42,008
Net Interest Income	32,446	39,160
Provision for credit losses	108	245
Net Interest Income after Provision for Credit Losses	32,338	38,915

Non-Interest Income
Fees and service charges	635	748
Gain on sale of loans	200	215
Income from bank owned life insurance	2,567	1,666
Electronic banking fees and charges	391	367
Other income	833	1,014
Total Non-Interest Income	4,626	4,010

Non-Interest Expense
Salaries and employee benefits	17,498	17,761
Net occupancy expense of premises	2,798	2,758
Equipment and systems	3,860	3,801
Advertising and marketing	342	228
Federal deposit insurance premium	1,563	1,524
Directors' compensation	361	393
Other expense	3,364	3,309
Total Non-Interest Expense	29,786	29,774
Income before Income Taxes	7,178	13,151
Income tax expense	1,086	3,309
Net Income	$6,092	$9,842

Net Income per Common Share (EPS)
Basic	$0.10	$0.16
Diluted	$0.10	$0.16
Weighted Average Number of Common Shares Outstanding
Basic	62,389	63,014
Diluted	62,420	63,061
See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands, Unaudited)

	Three Months Ended September 30,
	2024	2023
Net Income	$6,092	$9,842
Other Comprehensive Income (Loss), net of tax:
Net unrealized gain (loss) on securities available for sale	16,982	(20,235)
Fair value adjustments on derivatives	(18,624)	3,293
Benefit plan adjustments	81	(78)
Total Other Comprehensive Loss	(1,561)	(17,020)
Total Comprehensive Income (Loss)	$4,531	$(7,178)
See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Per Share Data, Unaudited)

	Common Stock		Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance - June 30, 2023	65,864	$659	$503,332	$457,611	$(22,862)	$(69,456)	$869,284
Net income	—	—	—	9,842	—	—	9,842
Other comprehensive loss, net of income tax	—	—	—	—	—	(17,020)	(17,020)
ESOP shares committed to be released (50 shares)	—	—	(107)	—	487	—	380
Stock repurchases	(818)	(8)	(6,459)	—	—	—	(6,467)
Issuance of stock under stock benefit plan	133	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	903	—	—	—	903
Cancellation of shares issued for restricted stock awards	(47)	—	(399)	—	—	—	(399)
Cash dividends declared ($0.11 per common share)	—	—	—	(6,989)	—	—	(6,989)
Balance - September 30, 2023	65,132	$652	$497,269	$460,464	$(22,375)	$(86,476)	$849,534

	Common Stock		Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance - June 30, 2024	64,434	$644	$493,680	$343,326	$(20,916)	$(63,163)	$753,571
Net Income	—	—	—	6,092	—	—	6,092
Other comprehensive loss, net of income tax	—	—	—	—	—	(1,561)	(1,561)
ESOP shares committed to be released (50 shares)	—	—	(156)	—	486	—	330
Issuance of stock under stock benefit plans	207	2	(2)	—	—	—	—
Stock-based compensation expense	—	—	350	—	—	—	350
Cancellation of shares issued for restricted stock awards	(61)	—	(349)	—	—	—	(349)
Cash dividends declared ($0.11 per common share)	—	—	—	(6,896)	—	—	(6,896)
Balance - September 30, 2024	64,580	$646	$493,523	$342,522	$(20,430)	$(64,724)	$751,537
See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Unaudited)

	Three Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$6,092	$9,842
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,108	1,230
Net accretion of yield adjustments	(388)	(614)
Deferred income taxes	875	2,426
Amortization of intangible assets	126	134
Amortization (accretion) of benefit plans’ unrecognized net loss (gain)	115	(110)
Provision for credit losses	108	245
Loans originated for sale	(29,463)	(20,531)
Proceeds from sale of mortgage loans held-for-sale	26,833	26,403
Loss on sale of mortgage loans held-for-sale, net	(200)	(215)
Realized gain on disposition of premises and equipment	(1)	(8)
Increase in cash surrender value of bank owned life insurance	(2,567)	(1,666)
ESOP and stock-based compensation expense	680	1,283
Decrease (increase) in interest receivable	54	(1,633)
Decrease (increase) in other assets	486	(10,579)
Increase in interest payable	1,625	2,134
(Decrease) increase in other liabilities	(2,944)	3,943
Net Cash Provided by Operating Activities	2,539	12,284

Cash Flows from Investing Activities:
Purchases of:
Investment securities available for sale	(37,542)	(40,500)
Proceeds from:
Repayments/calls/maturities of investment securities available for sale	63,608	24,287
Repayments/calls/maturities of investment securities held to maturity	3,455	2,705
Net (increase) decrease in loans receivable	(37,293)	87,794
(Additions) deletions to premises and equipment	(1,357)	219
Proceeds from death benefit of bank owned life insurance	255	—
Proceeds from cash settlement of premises and equipment	1	—
Purchase of FHLB stock	(18,806)	(15,913)
Redemption of FHLB stock	41,400	6,138
Net Cash Provided by Investing Activities	13,721	64,730
See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands, Unaudited)

	Three Months Ended September 30,
	2024	2023

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	312,395	(195,003)
Repayment of term FHLB advances	(1,425,000)	(1,250,000)
Proceeds from term FHLB advances and other borrowings	1,100,000	1,425,000
Net increase (decrease) in other short-term borrowings	95,000	(55,000)
Net increase (decrease) in advance payments by borrowers for taxes	415	(1,431)
Repurchase and cancellation of common stock of Kearny Financial Corp.	—	(6,467)
Cancellation of shares repurchased on vesting to pay taxes	(349)	(399)
Dividends paid	(7,011)	(7,010)
Net Cash Provided by (Used in) Financing Activities	75,450	(90,310)
Net Increase (Decrease) in Cash and Cash Equivalents	91,710	(13,296)
Cash and Cash Equivalents - Beginning	63,864	70,515
Cash and Cash Equivalents - Ending	$155,574	$57,219

Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Income taxes, net of refunds	$1,268	$4,069
Interest	$49,181	$39,874
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
Basis of Presentation
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include the information or footnotes necessary for a complete presentation of financial condition, income, comprehensive income, changes in stockholders’ equity and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the unaudited consolidated financial statements have been included. The results of operations for the three months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.
The data in the Consolidated Statement of Financial Condition at June 30, 2024 was derived from the Company’s 2024 Annual Report on Form 10-K. That data, along with the interim unaudited financial information presented in the Consolidated Statements of Financial Condition, Income, Comprehensive Income, Changes in Stockholders’ Equity and Cash Flows should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s 2024 Annual Report on Form 10-K.
The accounting and reporting policies of the Company conform to U.S. GAAP and to general practice within the financial services industry. A discussion of these policies can be found in Note 1, Summary of Significant Accounting Policies, included in the Company’s 2024 Annual Report on Form 10-K. There have been no material changes to the Company’s significant accounting policies since June 30, 2024.
2.    SUBSEQUENT EVENTS
The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of September 30, 2024, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date this document was filed.
On October 24, 2024, the Company declared a quarterly cash dividend of $0.11 per share, payable on November 20, 2024 to stockholders of record as of November 6, 2024.
3.    RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Standards Issued Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures (Topic 280), to improve reportable segment disclosures by requiring public entities to disclose significant expense categories and amounts for each reportable segment, where significant expense categories are defined as those that are regularly reported to an entity’s chief operating decision-maker and included in a segment’s reported measures of profit or loss. For public companies, the requirements will become effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. As the Company has only one reportable segment, this ASU is not expected to have a material effect on the Company’s consolidated financial statements.
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

In March 2024, the FASB issued ASU 2024-01, Compensation-Stock Compensation (Topic 718): Scope Applications of Profits Interests and Similar Awards. ASU 2024-01 adds an example to Topic 718 which illustrates how to apply the scope guidance to determine whether profits interest and similar awards should be accounted for as share-based payment arrangements under Topic 718 or under other U.S. GAAP. ASU 2024-01 is effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods, although early adoption is permitted. The Company does not expect this ASU to have an impact on our consolidated financial statements.
4.    SECURITIES
The following tables present the amortized cost, gross unrealized gains and losses and estimated fair values for available for sale securities and the amortized cost, gross unrecognized gains and losses and estimated fair values for held to maturity securities as of the dates indicated:

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Available for sale:
Debt securities:
Asset-backed securities	$74,136	$145	$190	$—	$74,091
Collateralized loan obligations	376,041	2,317	25	—	378,333
Corporate bonds	150,872	101	17,999	—	132,974
Total debt securities	601,049	2,563	18,214	—	585,398

Mortgage-backed securities:
Residential pass-through securities (1)	421,377	20	73,546	—	347,851
Commercial pass-through securities (1)	155,169	745	18,352	—	137,562
Total mortgage-backed securities	576,546	765	91,898	—	485,413

Total securities available for sale	$1,177,595	$3,328	$110,112	$—	$1,070,811
___________________________
(1)Government-sponsored enterprises.

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Available for sale:
Debt securities:
Asset-backed securities	$80,305	$217	$82	$—	$80,440
Collateralized loan obligations	386,983	2,574	14	—	389,543
Corporate bonds	150,891	64	19,158	—	131,797
Total debt securities	618,179	2,855	19,254	—	601,780

Mortgage-backed securities:
Residential pass-through securities (1)	429,473	2	92,211	—	337,264
Commercial pass-through securities (1)	155,854	63	22,128	—	133,789
Total mortgage-backed securities	585,327	65	114,339	—	471,053

Total securities available for sale	$1,203,506	$2,920	$133,593	$—	$1,072,833
___________________________
(1)Government-sponsored enterprises.

	September 30, 2024
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Held to maturity:
Debt securities:
Obligations of state and political subdivisions	$11,860	$1	$80	$—	$11,781
Total debt securities	11,860	1	80	—	11,781

Mortgage-backed securities:
Residential pass-through securities (1)	108,190	313	10,174	—	98,329
Commercial pass-through securities (1)	12,206	—	1,591	—	10,615
Total mortgage-backed securities	120,396	313	11,765	—	108,944

Total securities held to maturity	$132,256	$314	$11,845	$—	$120,725
___________________________
(1)Government-sponsored enterprises.

	June 30, 2024
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Held to maturity:
Debt securities:
Obligations of state and political subdivisions	$12,913	$—	$277	$—	$12,636
Total debt securities	12,913	—	277	—	12,636

Mortgage-backed securities:
Residential pass-through securities (1)	110,614	—	14,134	—	96,480
Commercial pass-through securities (1)	12,215	—	2,053	—	10,162
Total mortgage-backed securities	122,829	—	16,187	—	106,642

Total securities held to maturity	$135,742	$—	$16,464	$—	$119,278
___________________________
(1)Government-sponsored enterprises.

Excluding the balances of mortgage-backed securities, the following tables present the amortized cost and estimated fair values of debt securities available for sale and held to maturity, by contractual maturity, at September 30, 2024:

	September 30, 2024
	Amortized Cost	Fair Value
	(In Thousands)
Available for sale debt securities:
Due in one year or less	$—	$—
Due after one year through five years	33,890	32,351
Due after five years through ten years	400,225	388,163
Due after ten years	166,934	164,884
Total	$601,049	$585,398

	September 30, 2024
	Amortized Cost	Fair Value
	(In Thousands)
Held to maturity debt securities:
Due in one year or less	$5,581	$5,569
Due after one year through five years	6,279	6,212
Due after five years through ten years	—	—
Due after ten years	—	—
Total	$11,860	$11,781

The carrying value of securities pledged were as follows as of the dates presented below:

	September 30, 2024	June 30, 2024
	(In Thousands)
Securities pledged:
Pledged to secure public funds on deposit	$99,919	$100,238
Pledged for potential borrowings at the Federal Reserve Bank of New York	781,017	482,044
Pledged for the bank term funding program	91,823	88,899
Total carrying value of securities pledged	$972,759	$671,181
The following tables present the gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that securities have been in a continuous unrealized loss position within the available for sale portfolio at September 30, 2024 and June 30, 2024:

	September 30, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale:
Asset-backed securities	$21,842	$77	$24,131	$113	9	$45,973	$190
Collateralized loan obligations	17,529	11	24,986	14	3	42,515	25
Corporate bonds	—	—	122,872	17,999	26	122,872	17,999
Commercial pass-through securities	—	—	113,939	18,352	7	113,939	18,352
Residential pass-through securities	36	1	346,258	73,545	96	346,294	73,546
Total	$39,407	$89	$632,186	$110,023	141	$671,593	$110,112

	June 30, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale:
Asset-backed securities	$14,093	$16	$43,411	$66	8	$57,504	$82
Collateralized loan obligations	3,863	—	24,986	14	4	28,849	14
Corporate bonds	—	—	121,733	19,158	26	121,733	19,158
Commercial pass-through securities	—	—	110,741	22,128	8	110,741	22,128
Residential pass-through securities	141	2	336,772	92,209	103	336,913	92,211
Total	$18,097	$18	$637,643	$133,575	149	$655,740	$133,593
The following table presents the gross unrecognized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that securities have been in a continuous unrecognized loss position within the held to maturity portfolio at September 30, 2024 and June 30, 2024:

	September 30, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Number of Securities	Fair Value	Unrecognized Losses
	(Dollars in Thousands)
Securities Held to Maturity:
Obligations of state and political subdivisions	$—	$—	$9,431	$80	17	$9,431	$80
Commercial pass-through securities	—	—	10,616	1,591	1	10,616	1,591
Residential pass-through securities	—	—	63,270	10,174	8	63,270	10,174
Total	$—	$—	$83,317	$11,845	26	$83,317	$11,845

	June 30, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Number of Securities	Fair Value	Unrecognized Losses
	(Dollars in Thousands)
Securities Held to Maturity:
Obligations of state and political subdivisions	$449	$14	$11,886	$263	23	$12,335	$277
Commercial pass-through securities	—	—	10,162	2,053	1	10,162	2,053
Residential pass-through securities	35,287	327	61,193	13,807	9	96,480	14,134
Total	$35,736	$341	$83,241	$16,123	33	$118,977	$16,464
Available for sale securities are evaluated to determine if a decline in fair value below the amortized cost basis has resulted from a credit loss or from other factors. An impairment related to credit factors would be recorded through an allowance for credit losses. The allowance is limited to the amount by which the security’s amortized cost basis exceeds the fair value. An impairment that has not been recorded through an allowance for credit losses shall be recorded through other comprehensive income, net of applicable taxes. Investment securities will be written down to fair value through the Consolidated Statement of Income if management intends to sell, or may be required to sell, the securities before they recover in value. The issuers of these securities continue to make timely principal and interest payments and none of these securities were past due or were placed in nonaccrual status at September 30, 2024. The Company also monitors the credit quality of the issuers through credit ratings from various rating agencies. Credit ratings express opinions about the credit quality of a security and are utilized by the Company to make informed decisions. Management believes that the unrealized losses on these securities are a function of changes in market interest rates and credit spreads, not changes in credit quality. No allowance for credit losses was recorded at September 30, 2024 on available for sale securities.
At September 30, 2024, the held to maturity securities portfolio consists of agency mortgage-backed securities and obligations of state and political subdivisions. The mortgage-backed securities are issued by U.S. government agencies and are implicitly guaranteed by the U.S. government. The obligations of state and political subdivisions in the portfolio are highly rated by major rating agencies and have a long history of no credit losses. The Company regularly monitors the obligations of state and political subdivisions sector of the market and reviews collectability including such factors as the financial condition of the issuers as well as credit ratings in effect as of the reporting period. No allowance for credit losses was recorded at September 30, 2024 on held to maturity securities.
5.    LOANS RECEIVABLE
The following table sets forth the composition of the Company’s loan portfolio at September 30, 2024 and June 30, 2024:

	September 30, 2024	June 30, 2024
	(In Thousands)
Commercial loans:
Multi-family mortgage	$2,646,187	$2,645,851
Nonresidential mortgage	950,771	948,075
Commercial business	145,984	142,747
Construction	227,327	209,237
Total commercial loans	3,970,269	3,945,910

One- to four-family residential mortgage	1,768,230	1,756,051

Consumer loans:
Home equity loans	44,741	44,104
Other consumer	2,965	2,685
Total consumer loans	47,706	46,789

Total loans	5,786,205	5,748,750

Unaccreted yield adjustments (1)	(1,959)	(15,963)

Total loans receivable, net of yield adjustments	$5,784,246	$5,732,787
___________________________
(1)At September 30, 2024 and June 30, 2024, included a fair value adjustment to the carrying amount of hedged one- to four-family residential mortgage loans.
Past Due Loans
Past due status is based on the contractual payment terms of the loans. The following tables present the payment status of past due loans as of September 30, 2024 and June 30, 2024, by loan segment:

	Payment Status September 30, 2024
	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(In Thousands)
Multi-family mortgage	$—	$—	$10,532	$10,532	$2,635,655	$2,646,187
Nonresidential mortgage	270	—	7,966	8,236	942,535	950,771
Commercial business	74	—	505	579	145,405	145,984
Construction	—	—	—	—	227,327	227,327
One- to four-family residential mortgage	2,413	4,392	2,181	8,986	1,759,244	1,768,230
Home equity loans	553	—	40	593	44,148	44,741
Other consumer	4	—	5	9	2,956	2,965
Total loans	$3,314	$4,392	$21,229	$28,935	$5,757,270	$5,786,205

	Payment Status June 30, 2024
	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(In Thousands)
Multi-family mortgage	$—	$—	$19,888	$19,888	$2,625,963	$2,645,851
Nonresidential mortgage	6,149	—	3,249	9,398	938,677	948,075
Commercial business	37	64	613	714	142,033	142,747
Construction	—	—	—	—	209,237	209,237
One- to four-family residential mortgage	800	2,951	2,877	6,628	1,749,423	1,756,051
Home equity loans	208	—	44	252	43,852	44,104
Other consumer	—	—	5	5	2,680	2,685
Total loans	$7,194	$3,015	$26,676	$36,885	$5,711,865	$5,748,750
Nonperforming Loans
Loans are generally placed on nonaccrual status when contractual payments become 90 or more days past due or when the Company does not expect to receive all principal and interest payments owed substantially in accordance with the terms of the loan agreement, regardless of past due status. Loans that become 90 days or more past due, but are well secured and in the process of collection, may remain on accrual status. Nonaccrual loans are generally returned to accrual status when all payments due are brought current and the Company expects to receive all remaining principal and interest payments owed substantially in accordance with the terms of the loan agreement. Payments received in cash on nonaccrual loans, including both the principal and interest portions of those payments, are generally applied to reduce the carrying value of the loan. The Company did not recognize interest income on non-accrual loans during the three months ended September 30, 2024 and 2023.
The following tables present information relating to the Company’s nonperforming loans as of September 30, 2024 and June 30, 2024:

	Performance Status September 30, 2024
	90 Days and Over Past Due Accruing	Nonaccrual Loans with Allowance for Credit Losses	Nonaccrual Loans with no Allowance for Credit Losses	Total Nonperforming	Performing	Total
	(In Thousands)
Multi-family mortgage	$—	$—	$21,980	$21,980	$2,624,207	$2,646,187
Nonresidential mortgage	—	5,522	3,636	9,158	941,613	950,771
Commercial business	—	545	34	579	145,405	145,984
Construction	—	—	—	—	227,327	227,327
One- to four-family residential mortgage	—	2,357	5,733	8,090	1,760,140	1,768,230
Home equity loans	—	—	42	42	44,699	44,741
Other consumer	—	—	5	5	2,960	2,965
Total loans	$—	$8,424	$31,430	$39,854	$5,746,351	$5,786,205

	Performance Status June 30, 2024
	90 Days and Over Past Due Accruing	Nonaccrual Loans with Allowance for Credit Losses	Nonaccrual Loans with no Allowance for Credit Losses	Total Nonperforming	Performing	Total
	(In Thousands)
Multi-family mortgage	$—	$—	$22,591	$22,591	$2,623,260	$2,645,851
Nonresidential mortgage	—	5,695	4,128	9,823	938,252	948,075
Commercial business	—	714	—	714	142,033	142,747
Construction	—	—	—	—	209,237	209,237
One- to four-family residential mortgage	—	2,295	4,410	6,705	1,749,346	1,756,051
Home equity loans	—	—	44	44	44,060	44,104
Other consumer	—	—	5	5	2,680	2,685
Total loans	$—	$8,704	$31,178	$39,882	$5,708,868	$5,748,750

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

The following tables presents the amortized cost basis at September 30, 2024 and September 30, 2023 of loan modifications made to borrowers experiencing financial difficulty that were restructured during the three months ended September 30, 2024 and 2023, by type of modification:

	Three Months Ended September 30, 2024
	Payment Delay	Term Extension	Payment Delay and Interest Rate Reductions	Total	Percent of Total Class
	(Dollars In Thousands)
Multi-family mortgage	$8,782	$—	$2,666	$11,448	0.43%
Nonresidential mortgage	178	—	—	178	0.02%
Total	$8,960	$—	$2,666	$11,626	0.21%

	Three Months Ended September 30, 2023
	Payment Delay	Term Extension	Total	Percent of Total Class
	(Dollars In Thousands)
Commercial business	$45	$—	$45	0.03%
One- to four-family residential mortgage	489	—	489	0.03%
Total	$534	$—	$534	0.03%

No modifications involved forgiveness of principal for the three months ended September 30, 2024, and September 30, 2023, respectively. There were no commitments to lend additional funds to borrowers experiencing financial difficulty whose terms have been restructured at September 30, 2024 and September 30, 2023.
Of the loans restructured during the three months ended September 30, 2024 and September 30, 2023 there were no subsequent defaults as of September 30, 2024. For restructured loans, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due or classified into non-accrual status during the reporting period.
The following tables presents the payment status of the loans that were modified to borrowers experiencing financial difficulties in the last twelve months:

	September 30, 2024
	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due
	(Dollars In Thousands)
Multi-family mortgage	$11,448	$—	$—	$—
Nonresidential mortgage	922	—	—	—
One- to four-family residential mortgage	461	42	—	42
Home equity loans	—	—	23	23
Total	$12,831	$42	$23	$65

Individually Analyzed Loans
Individually analyzed loans include loans which do not share similar risk characteristics with other loans. Loans previously modified as TDRs and loan modifications made to borrowers experiencing financial difficulty will generally be evaluated for individual impairment, however, after a period of sustained repayment performance which permits the credit to be returned to accrual status, the loans would generally be removed from individual impairment analysis and returned to its corresponding pool. As of September 30, 2024, the carrying value of individually analyzed loans, including loans acquired with deteriorated credit quality that were individually analyzed, totaled $39.8 million, of which $32.3 million were considered collateral dependent.
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
The following table presents the carrying value and related allowance of collateral dependent individually analyzed loans at the dates indicated:

	September 30, 2024		June 30, 2024
	Carrying Value	Related Allowance	Carrying Value	Related Allowance
	(In Thousands)
Commercial loans:
Multi-family mortgage	$21,980	$—	$22,591	$—
Nonresidential mortgage (1)	7,966	493	8,598	508
Total commercial loans	29,946	493	31,189	508

One- to four-family residential mortgage (2)	2,343	—	1,406	—

Consumer loans:
Home equity loans (2)	18	—	18	—

Total	$32,307	$493	$32,613	$508
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

The following table presents the risk category of loans and current period gross charge-offs as of September 30, 2024 by loan segment and vintage year:

	Term Loans by Origination Year for Fiscal Years ended June 30,
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
	(In Thousands)
Multi-family mortgage:
Pass	$19,838	$26,626	$594,460	$945,315	$216,063	$798,849	$—	$2,601,151
Special Mention	—	—	—	—	—	7,836	—	7,836
Substandard	—	—	—	—	9,514	27,686	—	37,200
Doubtful	—	—	—	—	—	—	—	—
Total multi-family mortgage	19,838	26,626	594,460	945,315	225,577	834,371	—	2,646,187
Multi-family current period gross charge-offs	—	—	—	—	—	—	—	—
Nonresidential mortgage:
Pass	22,105	82,431	105,083	198,361	86,790	424,686	—	919,456
Special Mention	—	—	—	—	2,083	14,637	—	16,720
Substandard	—	—	—	—	868	13,727	—	14,595
Doubtful	—	—	—	—	—	—	—	—
Total nonresidential mortgage	22,105	82,431	105,083	198,361	89,741	453,050	—	950,771
Nonresidential current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial business:
Pass	4,892	12,087	7,900	24,419	17,928	10,810	61,965	140,001
Special Mention	—	—	—	1,907	144	168	—	2,219
Substandard	—	—	—	—	—	3,611	153	3,764
Doubtful	—	—	—	—	—	—	—	—
Total commercial business	4,892	12,087	7,900	26,326	18,072	14,589	62,118	145,984
Commercial current period gross charge-offs	—	—	—	—	—	127	—	127
Construction loans:
Pass	2,069	65,718	45,180	14,831	63,155	6,145	5,735	202,833
Special Mention	—	4,000	—	—	20,494	—	—	24,494
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total construction loans	2,069	69,718	45,180	14,831	83,649	6,145	5,735	227,327
Residential mortgage:
Pass	48,656	180,515	183,056	424,749	453,243	465,698	24	1,755,941
Special Mention	—	—	—	—	—	315	—	315
Substandard	—	—	500	790	—	10,684	—	11,974
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage	48,656	180,515	183,556	425,539	453,243	476,697	24	1,768,230
Residential current period gross charge-offs	—	—	—	—	—	2	—	2
Home equity loans:
Pass	771	1,950	5,093	2,122	334	8,645	25,509	44,424
Special Mention	—	—	—	—	—	—	97	97
Substandard	—	—	—	—	—	220	—	220
Doubtful	—	—	—	—	—	—	—	—
Total home equity loans	771	1,950	5,093	2,122	334	8,865	25,606	44,741
Other consumer loans
Pass	546	516	210	127	257	1,168	41	2,865
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	100	100
Other consumer loans	546	516	210	127	257	1,168	141	2,965
Total loans	$98,877	$373,843	$941,482	$1,612,621	$870,873	$1,794,885	$93,624	$5,786,205
Total current period gross charge-offs	$—	$—	$—	$—	$—	$129	$—	$129

The following table presents the risk category of loans as of June 30, 2024 by loan segment and vintage year:

	Term Loans by Origination Year for Fiscal Years ended June 30,
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
	(In Thousands)
Multi-family mortgage:
Pass	$26,683	$596,321	$949,690	$219,850	$201,611	$607,332	$—	$2,601,487
Special Mention	—	—	—	—	—	6,475	—	6,475
Substandard	—	—	—	9,570	—	28,319	—	37,889
Doubtful	—	—	—	—	—	—	—	—
Total multi-family mortgage	26,683	596,321	949,690	229,420	201,611	642,126	—	2,645,851
Multi-family current period gross charge-offs	—	—	—	—	—	398	—	398
Nonresidential mortgage:
Pass	87,380	105,768	199,829	90,312	44,598	389,680	30	917,597
Special Mention	—	—	—	447	—	14,714	—	15,161
Substandard	—	—	—	867	—	14,450	—	15,317
Doubtful	—	—	—	—	—	—	—	—
Total nonresidential mortgage	87,380	105,768	199,829	91,626	44,598	418,844	30	948,075
Nonresidential current period gross charge-offs	—	—	—	—	—	5,975	—	5,975
Commercial business:
Pass	12,152	8,273	27,615	18,242	4,337	7,863	56,592	135,074
Special Mention	—	—	1,559	437	—	1,754	—	3,750
Substandard	—	—	—	—	1,767	2,003	153	3,923
Doubtful	—	—	—	—	—	—	—	—
Total commercial business	12,152	8,273	29,174	18,679	6,104	11,620	56,745	142,747
Commercial current period gross charge-offs	—	—	—	3,391	464	11	—	3,866
Construction loans:
Pass	51,261	45,180	14,284	62,584	2,602	3,647	5,735	185,293
Special Mention	3,450	—	—	20,494	—	—	—	23,944
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total construction loans	54,711	45,180	14,284	83,078	2,602	3,647	5,735	209,237
Residential mortgage:
Pass	185,034	184,737	431,346	458,696	77,442	406,677	291	1,744,223
Special Mention	—	—	—	—	—	1,453	—	1,453
Substandard	—	509	796	—	—	9,070	—	10,375
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage	185,034	185,246	432,142	458,696	77,442	417,200	291	1,756,051
Residential current period gross charge-offs	—	—	—	—	—	37	—	37
Home equity loans:
Pass	1,919	5,698	2,173	347	1,019	8,086	24,535	43,777
Special Mention	—	—	—	—	—	—	93	93
Substandard	—	—	—	—	—	234	—	234
Doubtful	—	—	—	—	—	—	—	—
Total home equity loans	1,919	5,698	2,173	347	1,019	8,320	24,628	44,104
Other consumer loans
Pass	804	211	204	127	224	990	39	2,599
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	86	86
Other consumer loans	804	211	204	127	224	990	125	2,685
Total loans	$368,683	$946,697	$1,627,496	$881,973	$333,600	$1,502,747	$87,554	$5,748,750
Total current period gross charge-offs	$—	$—	$—	$3,391	$464	$6,421	$—	10,276

Mortgage Loans in Foreclosure
The Company may obtain physical possession of one- to four-family real estate collateralizing a residential mortgage loan or nonresidential real estate collateralizing a nonresidential mortgage loan via foreclosure or through an in-substance repossession. As of September 30, 2024, the Company held no nonresidential property in other real estate owned that was acquired through foreclosure on a nonresidential mortgage loan. As of that same date, the Company held two residential mortgage loans with an aggregate carrying value of $678,500 and six commercial mortgage loans with aggregate carrying values totaling $18.2 million which were in the process of foreclosure. As of June 30, 2024, the Company held no nonresidential property in other real estate owned that was acquired through foreclosure on a nonresidential mortgage loan. As of that same date, the Company held three residential mortgage loans with aggregate carrying values totaling $1.2 million and six commercial mortgage loans with aggregate carrying values totaling $13.6 million which were in the process of foreclosure.
6.    ALLOWANCE FOR CREDIT LOSSES
Allowance for Credit Losses on Loans Receivable
The following tables present the balance of the allowance for credit losses at September 30, 2024 and June 30, 2024. The balance of the allowance for credit losses is based on an expected loss methodology, referred to as the “CECL” methodology. The tables identify the valuation allowances attributable to specifically identified impairments on individually analyzed loans, including those acquired with deteriorated credit quality, as well as valuation allowances for impairments on loans collectively evaluated. The tables include the underlying balance of loans receivable applicable to each category as of those dates.

	Allowance for Credit Losses September 30, 2024
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total allowance for credit losses
	(In Thousands)
Multi-family mortgage	$—	$—	$—	$24,368	$24,368
Nonresidential mortgage	—	28	493	6,392	6,913
Commercial business	—	7	124	1,574	1,705
Construction	—	13	—	1,490	1,503
One- to four-family residential mortgage	57	73	81	9,774	9,985
Home equity loans	—	—	—	357	357
Other consumer	—	—	—	92	92
Total loans	$57	$121	$698	$44,047	$44,923

	Balance of Loans Receivable September 30, 2024
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total loans
	(In Thousands)
Multi-family mortgage	$—	$—	$21,980	$2,624,207	$2,646,187
Nonresidential mortgage	613	1,741	8,545	939,872	950,771
Commercial business	—	2,811	579	142,594	145,984
Construction	—	5,735	—	221,592	227,327
One- to four-family residential mortgage	1,519	3,119	6,571	1,757,021	1,768,230
Home equity loans	23	—	19	44,699	44,741
Other consumer	—	—	—	2,965	2,965
Total loans	$2,155	$13,406	$37,694	$5,732,950	$5,786,205
Unaccreted yield adjustments					(1,959)
Loans receivable, net of yield adjustments					$5,784,246

	Allowance for Credit Losses June 30, 2024
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total allowance for credit losses
	(In Thousands)
Multi-family mortgage	$—	$—	$—	$24,125	$24,125
Nonresidential mortgage	—	31	517	5,577	6,125
Commercial business	—	6	228	1,339	1,573
Construction	—	—	—	1,230	1,230
One- to four-family residential mortgage	9	95	108	11,249	11,461
Home equity loans	—	—	—	349	349
Other consumer	—	—	—	76	76
Total loans	$9	$132	$853	$43,945	$44,939

	Balance of Loans Receivable June 30, 2024
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total loans
	(In Thousands)
Multi-family mortgage	$—	$—	$22,591	$2,623,260	$2,645,851
Nonresidential mortgage	284	2,145	9,539	936,107	948,075
Commercial business	—	2,794	714	139,239	142,747
Construction	—	5,735	—	203,502	209,237
One- to four-family residential mortgage	1,276	3,431	5,429	1,745,915	1,756,051
Home equity loans	24	—	20	44,060	44,104
Other consumer	—	—	—	2,685	2,685
Total loans	$1,584	$14,105	$38,293	$5,694,768	$5,748,750
Unaccreted yield adjustments					(15,963)
Loans receivable, net of yield adjustments					$5,732,787
The following tables present the activity in the allowance for credit losses on loans for the three months ended September 30, 2024 and 2023.

	Changes in the Allowance for Credit Losses Three Months Ended September 30, 2024
	Balance at June 30, 2024	Charge-offs	Recoveries	Provision for (reversal of) credit losses	Balance at September 30, 2024
	(In Thousands)
Multi-family mortgage	$24,125	$—	$—	$243	$24,368
Nonresidential mortgage	6,125	—	—	788	6,913
Commercial business	1,573	(127)	5	254	1,705
Construction	1,230	—	—	273	1,503
One- to four-family residential mortgage	11,461	(2)	—	(1,474)	9,985
Home equity loans	349	—	—	8	357
Other consumer	76	—	—	16	92
Total loans	$44,939	$(129)	$5	$108	$44,923

	Changes in the Allowance for Credit Losses Three Months Ended September 30, 2023
	Balance at June 30, 2023	Charge-offs	Recoveries	Provision for (reversal of) credit losses	Balance at September 30, 2023
	(In Thousands)
Multi-family mortgage	$26,362	$—	$—	$(772)	$25,590
Nonresidential mortgage	8,953	(2,033)	109	408	7,437
Commercial business	1,440	(189)	6	156	1,413
Construction	1,336	—	—	(19)	1,317
One- to four-family residential mortgage	10,237	—	—	466	10,703
Home equity loans	338	—	—	4	342
Other consumer	68	—	—	2	70
Total loans	$48,734	$(2,222)	$115	$245	$46,872

Allowance for Credit Losses on Off Balance Sheet Commitments
The following table presents the activity in the allowance for credit losses on off balance sheet commitments recorded in other non-interest expense for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023
	(In Thousands)
Balance at beginning of the period	$796	$741
Provision for (reversal of) credit losses	273	(74)
Balance at end of the period	$1,069	$667
7.    DEPOSITS
Deposits at September 30, 2024 and June 30, 2024 are summarized as follows:

	September 30, 2024	June 30, 2024
	(In Thousands)
Non-interest-bearing demand	$592,099	$598,366
Interest-bearing demand	2,247,685	2,308,915
Savings	681,709	643,481
Certificates of deposits	1,949,019	1,607,361
Total deposits	$5,470,512	$5,158,123
8.    BORROWINGS
Borrowings at September 30, 2024 and June 30, 2024 consisted of the following:

	September 30, 2024	June 30, 2024
	(In Thousands)
FHLB advances	$1,109,888	$1,434,789
Federal Reserve Bank Term Funding Program ("BTFP") borrowings	100,000	100,000
Overnight borrowings (1)	270,000	175,000
Total borrowings	$1,479,888	$1,709,789
___________________________
(1)At September 30, 2024, there were no FHLB overnight line of credit borrowings and $270.0 million of unsecured overnight borrowings from other financial institutions. At June 30, 2024, represented $175.0 million of FHLB overnight line of credit borrowings.

Fixed rate advances from the FHLB of New York and BTFP borrowings mature as follows:

	September 30, 2024		June 30, 2024
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars in Thousands)
By remaining period to maturity:
Less than one year	$1,003,500	4.87%	$1,328,500	5.25%
One to two years	6,500	2.82	6,500	2.82
Two to three years	—	—	—	—
Three to four years	200,000	3.98	200,000	3.98
Four to five years	—	—	—	—
Greater than five years	—	—	—	—
Total advances	1,210,000	4.71%	1,535,000	5.07%
Unamortized fair value adjustments	(112)		(211)
Total advances, net of fair value adjustments	$1,209,888		$1,534,789
At September 30, 2024, FHLB advances and overnight line of credit borrowings were collateralized by the FHLB capital stock owned by the Bank and mortgage loans with carrying values totaling approximately $4.40 billion. At June 30, 2024, FHLB advances and overnight line of credit borrowings were collateralized by the FHLB capital stock owned by the Bank and mortgage loans with carrying values totaling approximately $4.38 billion.
At September 30, 2024 and June 30, 2024, BTFP borrowings were secured by agency mortgage-backed securities with a par value of $111.5 million and $113.5 million, respectively. The BTFP allows depository institutions to borrow up to the par value of eligible securities pledged at the Federal Reserve Bank.
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
Fair Values of Derivative Instruments on the Statement of Financial Condition
The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Statements of Financial Condition as of September 30, 2024 and June 30, 2024:

	September 30, 2024
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$23,331	Other liabilities	$9,136
Total		$23,331		$9,136

	June 30, 2024
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$54,362	Other liabilities	$—
Total		$54,362		$—
Cash Flow Hedges of Interest Rate Risk
The Company’s uses derivatives to add stability to interest expense and interest income and to manage its exposure to interest rate movements. The Company has entered into interest rate swaps, interest rate caps and an interest rate floor as part of its interest rate risk management strategy. These interest rate products are designated as cash flow hedges. As of September 30, 2024, the Company had a total of 13 interest rate swaps and caps with a total notional amount of $1.53 billion hedging specific wholesale funding and six interest rate floors with a notional amount of $600.0 million hedging floating-rate available for sale securities.
For derivatives designated as cash flow hedges, the gain or loss on the derivative is recorded in other comprehensive income, net of tax, and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.
For cash flow hedges on the Company’s wholesale funding positions, amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s hedged variable rate wholesale funding positions. During the three months ended September 30, 2024, the Company reclassified $8.7 million as a reduction in interest expense. During the next twelve months, the Company estimates that $12.6 million will be reclassified as a reduction in interest expense.
For cash flow hedges on the Company’s assets, amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest income as interest payments are received on the Company’s hedged variable rate assets. During the three months ended September 30, 2024, the Company did not reclassify any amount to interest income. During the next twelve months, the Company estimates that $1.9 million will be reclassified as a reduction in interest income.
The table below presents the pre-tax effects of the Company’s derivative instruments designated as cash flow hedges on the Consolidated Statements of Income for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023
	(In Thousands)
Amount of (loss) gain recognized in other comprehensive income	$(17,538)	$14,109
Amount of gain reclassified from accumulated other comprehensive income to interest expense	$8,693	$9,471
Fair Value Hedges of Interest Rate Risk
The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. Such derivatives are used to hedge the changes in fair value of certain of its pools of fixed rate assets. As of September 30, 2024, the Company had five interest rate swaps with a notional amount of $725.0 million hedging fixed-rate residential mortgage loans.
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivatives as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.

The table below presents the effects of the Company’s derivative instruments designated as fair value hedges on the Consolidated Statements of Income for the three months ended September 30, 2024 and September 30, 2023:

	Three Months Ended September 30,
	2024	2023
	(In Thousands)
Gain (loss) on hedged items recorded in interest income on loans	$13,655	$(4,120)
(Loss) gain on hedges recorded in interest income on loans	$(10,798)	$6,650
As of September 30, 2024 and June 30, 2024, the following amounts were recorded on the Statement of Financial Condition related to cumulative basis adjustment for fair value hedges:

	September 30, 2024	June 30, 2024
	(In Thousands)
Loans receivable:
Carrying amount of the hedged assets(1)	$729,335	$715,680
Fair value hedging adjustment included in the carrying amount of the hedged assets	$4,335	$(9,320)
___________________________________
(1)This amount includes the amortized cost basis of the closed portfolios of loans receivable used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At September 30, 2024 and June 30, 2024, the amortized cost basis of the closed portfolios used in these hedging relationships was $1.16 billion and $1.29 billion, respectively.
Offsetting Derivatives
The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives in the Consolidated Statements of Financial Condition as of September 30, 2024 and June 30, 2024, respectively. The net amounts presented for derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Statements of Financial Condition.

	September 30, 2024
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
	(In Thousands)
Assets:
Interest rate contracts	$27,191	$(3,860)	$23,331	$—	$—	$23,331
Total	$27,191	$(3,860)	$23,331	$—	$—	$23,331

Liabilities:
Interest rate contracts	$12,996	$(3,860)	$9,136	$—	$(8,060)	$1,076
Total	$12,996	$(3,860)	$9,136	$—	$(8,060)	$1,076

	June 30, 2024
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
	(In Thousands)
Assets:
Interest rate contracts	$54,423	$(61)	$54,362	$—	$—	$54,362
Total	$54,423	$(61)	$54,362	$—	$—	$54,362

Liabilities:
Interest rate contracts	$61	$(61)	$—	$—	$—	$—
Total	$61	$(61)	$—	$—	$—	$—
Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations and could be required to terminate its derivative positions with the counterparty. The Company also has agreements with its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well-capitalized institution, then the Company could be required to terminate its derivative positions with the counterparty. At September 30, 2024, eight of the Company’s derivatives were in a net liability position. As required under the enforceable master netting arrangement with its derivatives counterparties, as of September 30, 2024 the Company posted $8.1 million in financial collateral, and as of June 30, 2024, the Company was not required to post financial collateral.
In addition to the derivative instruments noted above, the Company’s pipeline of loans held for sale at September 30, 2024 and June 30, 2024, included $17.8 million and $16.0 million, respectively, of in process loans whose terms included interest rate locks to borrowers, which are considered free-standing derivative instruments whose fair values are not material to the Company’s financial condition or results of operations.
10.    BENEFIT PLANS
Components of Net Periodic Expense
The following table sets forth the aggregate net periodic benefit expense for the Bank’s Benefit Equalization Plan, Postretirement Welfare Plan, Directors’ Consultation and Retirement Plan, Atlas Bank Retirement Income Plan and Supplemental Executive Retirement Plan:

	Three Months Ended September 30,		Affected Line Item in the Consolidated Statements of Income
	2024	2023
	(In Thousands)
Service cost	$18	$18	Salaries and employee benefits
Interest cost	83	91	Other expense
Accretion of unrecognized gain	(26)	(15)	Other expense
Expected return on assets	(23)	(23)	Other expense
Net periodic benefit cost	$52	$71
2021 Equity Incentive Plan
During the three months ended September 30, 2024, the Company granted 380,007 restricted stock units (“RSUs”) comprised of 278,530 service-based RSUs and 101,477 performance-based RSUs. The service-based RSUs will vest in three tranches over a period of three years and the performance-based RSUs will cliff vest upon the achievement of performance measures over the three-year period ending June 30, 2027. The number of performance-based RSUs that will vest, if any, will depend on whether, and to what extent, the performance measures are achieved. Common stock will be issued from authorized shares upon the vesting of the RSUs.

11.    INCOME TAXES
The following table presents a reconciliation between the reported income taxes for the periods presented and the income taxes which would be computed by applying the federal income tax rate of 21% to income for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023
	(Dollars in Thousands)
Income before income taxes	$7,178	$13,151
Statutory federal tax rate	21%	21%
Federal income tax at statutory rate	$1,507	$2,762
(Reduction) increase in income taxes resulting from:
Tax exempt interest	(14)	(18)
State tax, net of federal tax effect	186	778
Incentive stock option compensation expense	—	3
Income from bank-owned life insurance	(539)	(350)
Other items, net	(54)	134
Total income tax expense	$1,086	$3,309
Effective income tax rate	15.13%	25.16%
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
Assets and Liabilities Measured on a Recurring Basis:
The following methods and significant assumptions were used to estimate the fair values as of September 30, 2024 and June 30, 2024:
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
Those assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Debt securities available for sale:
Asset-backed securities	$—	$74,091	$—	$74,091
Collateralized loan obligations	—	378,333	—	378,333
Corporate bonds	—	132,974	—	132,974
Total debt securities	—	585,398	—	585,398

Mortgage-backed securities available for sale:
Residential pass-through securities	—	347,851	—	347,851
Commercial pass-through securities	—	137,562	—	137,562
Total mortgage-backed securities	—	485,413	—	485,413
Total securities available for sale	$—	$1,070,811	$—	$1,070,811

Interest rate contracts	$—	$23,331	$—	$23,331

Total assets	$—	$1,094,142	$—	$1,094,142

Liabilities:
Interest rate contracts	$—	$9,136	$—	$9,136
Total liabilities	$—	$9,136	$—	$9,136

	June 30, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Debt securities available for sale:
Asset-backed securities	$—	$80,440	$—	$80,440
Collateralized loan obligations	—	389,543	—	389,543
Corporate bonds	—	131,797	—	131,797
Total debt securities	—	601,780	—	601,780

Mortgage-backed securities available for sale:
Residential pass-through securities	—	337,264	—	337,264
Commercial pass-through securities	—	133,789	—	133,789
Total mortgage-backed securities	—	471,053	—	471,053
Total securities available for sale	$—	$1,072,833	$—	$1,072,833

Interest rate contracts	$—	$54,362	$—	$54,362

Total assets	$—	$1,127,195	$—	$1,127,195
Assets Measured on a Non-Recurring Basis:
The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a non-recurring basis at September 30, 2024 and June 30, 2024:
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

Those assets measured at fair value on a non-recurring basis are summarized below:

	September 30, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Collateral dependent loans:
Multi-family mortgage	$—	$—	$1,896	$1,896
Nonresidential mortgage	—	—	5,028	5,028
Total	$—	$—	$6,924	$6,924

	June 30, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Collateral dependent loans:
Multi-family mortgage	$—	$—	$1,896	$1,896
Nonresidential mortgage	—	—	5,014	5,014
Total	$—	$—	$6,910	$6,910
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value:

	September 30, 2024
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(Dollars in Thousands)
Collateral dependent loans:
Multi-family mortgage	$1,896	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	13.37%	13.37%
Nonresidential mortgage	5,028	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	8.64%	8.64%
Total	$6,924

	June 30, 2024
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(Dollars in Thousands)
Collateral dependent loans:
Multi-family mortgage	$1,896	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	13.32%	13.32%
Nonresidential mortgage	5,014	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	8.93%	8.93%
Total	$6,910
___________________________________
(1)The fair value of collateral dependent loans is generally determined based on an independent appraisal of the fair value of a loan’s underlying collateral.
(2)The fair value basis of collateral dependent loans is adjusted to reflect management’s estimates of selling costs including, but not limited to, real estate brokerage commissions and title transfer fees.

At September 30, 2024, collateral dependent loans valued using Level 3 inputs comprised loans with principal balances totaling $6.9 million and a valuation allowance of $493,000 reflecting an aggregate fair value of $7.4 million. By comparison, at June 30, 2024, collateral dependent loans valued using Level 3 inputs comprised loans with principal balances totaling $6.9 million and a valuation allowance of $508,000 reflecting an aggregate fair value of $7.4 million.
Once a loan is foreclosed, the fair value of the other real estate owned continues to be evaluated based upon the fair value of the repossessed real estate originally securing the loan. At September 30, 2024 and June 30, 2024, the Company had no other real estate owned assets, respectively.
The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2024 and June 30, 2024:

	September 30, 2024
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$155,574	$155,574	$155,574	$—	$—
Investment securities available for sale	1,070,811	1,070,811	—	1,070,811	—
Investment securities held to maturity	132,256	120,725	—	120,725	—
Loans held-for-sale	8,866	9,046	—	9,046	—
Net loans receivable	5,739,323	5,289,412	—	—	5,289,412
FHLB Stock	57,706	—	—	—	—
Interest receivable	29,467	29,467	32	8,896	20,539
Interest rate contracts	23,331	23,331	—	23,331	—

Financial liabilities:
Deposits other than certificates of deposits	3,521,493	3,521,493	3,521,493	—	—
Certificates of deposits	1,949,019	1,945,367	—	—	1,945,367
Borrowings	1,479,888	1,481,326	—	—	1,481,326
Interest payable on deposits	7,493	7,493	3,286	—	4,207
Interest payable on borrowings	7,578	7,578	—	—	7,578
Interest rate contracts	9,136	9,136	—	9,136	—

	June 30, 2024
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$63,864	$63,864	$63,864	$—	$—
Investment securities available for sale	1,072,833	1,072,833	—	1,072,833	—
Investment securities held to maturity	135,742	119,278	—	119,278	—
Loans held-for-sale	6,036	6,077	—	6,077	—
Net loans receivable	5,687,848	5,114,459	—	—	5,114,459
FHLB Stock	80,300	—	—	—	—
Interest receivable	29,521	29,521	11	8,986	20,524
Interest rate contracts	54,362	54,362	—	54,362	—

Financial liabilities:
Deposits other than certificates of deposits	3,550,762	3,550,762	3,550,762	—	—
Certificates of deposits	1,607,361	1,597,939	—	—	1,597,939
Borrowings	1,709,789	1,703,924	—	—	1,703,924
Interest payable on deposits	5,662	5,662	3,397	—	2,265
Interest payable on borrowings	7,784	7,784	—	—	7,784
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

13.    COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss included in stockholders’ equity at September 30, 2024 and June 30, 2024 are as follows:

	September 30, 2024	June 30, 2024
	(In Thousands)
Net unrealized loss on securities available for sale	$(106,785)	$(130,673)
Tax effect	30,777	37,683
Net of tax amount	(76,008)	(92,990)

Fair value adjustments on derivatives	15,443	41,673
Tax effect	(4,479)	(12,085)
Net of tax amount	10,964	29,588

Benefit plan adjustments	452	337
Tax effect	(132)	(98)
Net of tax amount	320	239

Total accumulated other comprehensive loss	$(64,724)	$(63,163)
Other comprehensive loss and related tax effects for the three months ended September 30, 2024 and 2023 are presented in the following table:

	Three Months Ended September 30,
	2024	2023
	(In Thousands)
Net unrealized holding gain (loss) on securities available for sale	$23,888	$(28,502)

Fair value adjustments on derivatives	(26,230)	4,638

Benefit plans:
Accretion of net actuarial gain (1)	(26)	(15)
Net actuarial gain (loss)	141	(95)
Net change in benefit plan accrued expense	115	(110)

Other comprehensive loss before taxes	(2,227)	(23,974)
Tax effect	666	6,954
Total other comprehensive loss	$(1,561)	$(17,020)
___________________________________
(1)Represents amounts reclassified out of accumulated other comprehensive loss and included in the computation of net periodic pension expense. See Note 10 - Benefit Plans for additional information.

14.    NET INCOME PER COMMON SHARE (“EPS”)
The following schedule shows the Company’s earnings per share calculations for the periods presented:

	Three Months Ended September 30,
	2024	2023
	(In Thousands, Except Per Share Data)
Net income	$6,092	$9,842

Weighted average number of common shares outstanding - basic	62,389	63,014
Effect of dilutive securities	31	47
Weighted average number of common shares outstanding - diluted	62,420	63,061

Basic earnings per share	$0.10	$0.16
Diluted earnings per share	$0.10	$0.16
Stock options for 2,751,902 and 2,963,530 shares of common stock were not considered in computing diluted earnings per share for the three months ended September 30, 2024 and 2023, respectively, because they were considered anti-dilutive. In addition, 698,445 and 643,690 RSUs were not considered in computing diluted earnings per share for the three months ended September 30, 2024 and September 30, 2023, respectively, because they were considered anti-dilutive.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q may include certain forward-looking statements based on current management expectations. Such forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may”, “will”, “believe”, “expect”, “estimate”, “anticipate”, “continue”, or similar terms or variations on those terms, or the negative of those terms. The actual results of the Company could differ materially from those management expectations. This includes statements regarding general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities and failure to integrate or profitably operate acquired businesses. Additional potential factors include changes in interest rates, the rate of inflation, deposit flows, cost of funds, demand for loan products and financial services, competition and changes in the quality or composition of loan and investment portfolios of the Company. Other factors that could cause future results to vary from current management expectations include changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024, under “Item 1A. Risk Factors.”
Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.
Critical Accounting Policies
Our accounting policies are integral to understanding the results reported. We consider accounting policies that require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. At September 30, 2024, there have been no material changes to our critical accounting policies as compared to the critical accounting policies disclosed in our most recent Annual Report on Form 10-K. Reference is made to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024.
Comparison of Financial Condition at September 30, 2024 and June 30, 2024
Executive Summary. Total assets increased $88.9 million to $7.77 billion at September 30, 2024 from $7.68 billion at June 30, 2024. The increase primarily reflected increases in cash and cash equivalents and in net loans receivable, partially offset by decreases in the market values of interest rate derivatives and a decrease in Federal Home Loan Bank of New York (“FHLB”) capital stock.
Investment Securities. Investment securities available for sale decreased $2.0 million to $1.07 billion at September 30, 2024, from $1.07 billion at June 30, 2024. This decrease was largely the result of principal repayments of $63.6 million, partially offset by purchases of $37.5 million and a $23.9 million increase in the fair value of the portfolio to a net unrealized loss of $106.8 million.
Investment securities held to maturity decreased $3.5 million to $132.3 million at September 30, 2024 from $135.7 million at June 30, 2024. This decrease was driven by principal repayments of $3.5 million.
Additional information regarding our investment securities at September 30, 2024 and June 30, 2024 is presented in Note 4 to the unaudited consolidated financial statements.
Loans Held-for-Sale. Loans held-for-sale totaled $8.9 million at September 30, 2024 as compared to $6.0 million at June 30, 2024 and are reported separately from the balance of net loans receivable. During the three months ended September 30, 2024, we sold $26.6 million of residential mortgage loans, resulting in a gain on sale of $200,000.

Net Loans Receivable. Net loans receivable increased $51.5 million, or 0.9%, to $5.74 billion at September 30, 2024 from $5.69 billion at June 30, 2024. Details regarding the change in the loan portfolio, by loan segment, are presented below:

	September 30, 2024	June 30, 2024	Increase/ (Decrease)
	(In Thousands)
Commercial loans:
Multi-family mortgage	$2,646,187	$2,645,851	$336
Nonresidential mortgage	950,771	948,075	2,696
Commercial business	145,984	142,747	3,237
Construction	227,327	209,237	18,090
Total commercial loans	3,970,269	3,945,910	24,359

One- to four-family residential mortgage	1,768,230	1,756,051	12,179

Consumer loans:
Home equity loans	44,741	44,104	637
Other consumer	2,965	2,685	280
Total consumer loans	47,706	46,789	917

Total loans	5,786,205	5,748,750	37,455

Unaccreted yield adjustments	(1,959)	(15,963)	14,004
Allowance for credit losses	(44,923)	(44,939)	16

Net loans receivable	$5,739,323	$5,687,848	$51,475
Commercial loan origination volume for the three months ended September 30, 2024 totaled $85.2 million, comprised of $37.3 million of commercial mortgage loan originations, $29.7 million of commercial business loan originations and construction loan disbursements of $18.2 million.
One- to four-family residential mortgage loan origination volume, excluding loans held-for-sale, totaled $50.1 million for the three months ended September 30, 2024. Home equity loan and line of credit origination volume for the same period totaled $4.6 million.
Loan-to-value (“LTV”) ratios are based on current period loan balances and original appraised values at the time of origination unless a current appraisal has been obtained as a result of the loan being deemed collateral dependent and individually analyzed. The following table sets forth the composition of our real estate secured loans indicating the LTV, by loan category, at September 30, 2024 and June 30, 2024:

	September 30, 2024		June 30, 2024
	Balance	LTV	Balance	LTV
	(Dollars in Thousands)
Commercial mortgage loans:
Multi-family mortgage	$2,646,187	63%	$2,645,851	63%
Nonresidential mortgage	950,771	53	948,075	53
Construction	227,327	56	209,237	56
Total commercial mortgage loans	3,824,285	60	3,803,163	60

One- to four-family residential mortgage	1,768,230	62	1,756,051	62

Consumer loans:
Home equity loans	44,741	49	44,104	49

Total mortgage loans	$5,637,256	61%	$5,603,318	61%
Additional information about our loan portfolio at September 30, 2024 and June 30, 2024 is presented in Note 5 to the unaudited consolidated financial statements.

Nonperforming Assets. Nonperforming assets remained steady at $39.9 million, or 0.51% of total assets, at September 30, 2024, and $39.9 million, or 0.52% of total assets, at June 30, 2024, respectively.
Additional information about our nonperforming loans and loan modifications at September 30, 2024 and June 30, 2024 is presented in Note 5 to the unaudited consolidated financial statements.
Allowance for Credit Losses (“ACL”). At September 30, 2024 and June 30, 2024, the ACL totaled $44.9 million, or 0.78% of total loans. The ACL for the three months ended September 30, 2024 reflected net charge-offs of $124,000, partially offset by a provision for credit losses of $108,000. The provision for credit losses for the three months ended September 30, 2024 was primarily driven by an increase in the balance of loans receivable.
Additional information about our ACL at September 30, 2024 and June 30, 2024 is presented in Note 6 to the unaudited consolidated financial statements.
Other Assets. The aggregate balance of other assets, including premises and equipment, Federal Home Loan Bank (“FHLB”) stock, interest receivable, goodwill, core deposit intangibles, bank owned life insurance (“BOLI”), deferred income taxes, and other assets, decreased $51.6 million to $665.5 million at September 30, 2024 from $717.1 million at June 30, 2024. The decrease in the balance of these other assets during the three months ended September 30, 2024 largely reflected a decrease in the market value of interest rate derivatives and a decrease in FHLB stock, partially offset by an increase in BOLI. The remaining change generally reflected normal operating fluctuations within these line items.
Deposits. Total deposits increased $312.4 million, or 6.1%, to $5.47 billion at September 30, 2024 from $5.16 billion at June 30, 2024. Included in total deposits are brokered time deposits of $733.3 million at September 30, 2024 and $408.2 million at June 30, 2024. This increase was largely the result of a reallocation from FHLB advances into brokered certificates of deposits, due to the relatively more favorable economics of brokered deposits compared to advances in the current economic environment. The following table sets forth the distribution of, and changes in, deposits, by type, for the periods indicated:

	September 30, 2024	June 30, 2024	Increase/ (Decrease)
	(In Thousands)
Non-interest-bearing deposits	$592,099	$598,366	$(6,267)

Interest-bearing deposits:
Interest-bearing demand	2,247,685	2,308,915	(61,230)
Savings	681,709	643,481	38,228
Certificates of deposit (retail)	1,215,746	1,199,127	16,619
Certificates of deposit (brokered)	733,273	408,234	325,039
Interest-bearing deposits	4,878,413	4,559,757	318,656
Total deposits	$5,470,512	$5,158,123	$312,389
Uninsured deposits totaled $1.80 billion as of September 30, 2024 compared to $1.77 billion as of June 30, 2024. Excluding collateralized deposits of state and local governments, and deposits of the Bank’s wholly-owned subsidiary and holding company, uninsured deposits totaled $773.4 million, or 14.1% of total deposits, at September 30, 2024 compared to $764.4 million, or 14.8% of total deposits, at June 30, 2024.
Additional information about our deposits at September 30, 2024 and June 30, 2024 is presented in Note 7 to the unaudited consolidated financial statements.
Borrowings. The balance of borrowings decreased by $229.9 million to $1.48 billion at September 30, 2024 from $1.71 billion at June 30, 2024, primarily reflecting a decrease in FHLB borrowings offset by an increase in brokered certificates of deposits, as noted above.
At September 30, 2024, we maintained available secured borrowing capacity with the FHLB and the Federal Reserve Discount Window of $2.06 billion, an increase of $240.0 million from June 30, 2024, and represents 26.5% of total assets.
Additional information about our borrowings at September 30, 2024 and June 30, 2024 is presented in Note 8 to the unaudited consolidated financial statements.
Other Liabilities. The balance of other liabilities, including advance payments by borrowers for taxes and other miscellaneous liabilities, increased $8.5 million to $70.4 million at September 30, 2024 from $62.0 million at June 30, 2024. The change in the balance of these other liabilities generally reflected normal operating fluctuations during the period.

Stockholders’ Equity. Stockholders’ equity decreased $2.0 million to $751.5 million at September 30, 2024 from $753.6 million at June 30, 2024. The decrease in stockholders’ equity during the three months ended September 30, 2024 largely reflected cash dividends of $6.9 million and an other comprehensive loss of $1.6 million, partially offset by net income of $6.1 million. The other comprehensive loss for the three months ended September 30, 2024 was driven by a decrease in the fair value of our derivatives portfolio, partially offset by an increase in the fair value of our available for sale securities.
Book value per share decreased by $0.06 to $11.64 at September 30, 2024 while tangible book value per share decreased by $0.05 to $9.85 at September 30, 2024.
Comparison of Operating Results for the Quarter Ended September 30, 2024 and September 30, 2023
Net Income. Net income for the quarter ended September 30, 2024 was $6.1 million, or $0.10 per diluted share, compared to $9.8 million, or $0.16 per diluted share, for the quarter ended September 30, 2023. The decrease in net income reflected a decrease in net interest income, partially offset by an increase in non-interest income and decreases in income tax expense and the provision for credit losses.
Net Interest Income. Net interest income decreased by $6.7 million to $32.4 million for the quarter ended September 30, 2024 compared to $39.2 million for the quarter ended September 30, 2023. The decrease between the comparative periods resulted from an increase of $8.8 million in interest expense, partially offset by an increase of $2.1 million in interest income. Included in net interest income for the quarters ended September 30, 2024 and 2023, respectively, was purchase accounting accretion of $649,000 and $650,000, and loan prepayment penalty income of $52,000 and $267,000.
Net interest margin decreased 30 basis points to 1.80% for the quarter ended September 30, 2024, from 2.10% for the quarter ended September 30, 2023 reflecting an increase in the cost of interest-bearing liabilities, an increase in the average balance of interest-bearing borrowings and a decrease in the average balance of interest-earning assets, partially offset by an increase in the yield on interest-earning assets and a decrease in the average balance of interest-bearing deposits.

Details regarding the composition of, and changes to, net interest income are presented in the table below which reflects the components of the average balance sheet and of net interest income for the periods indicated. We derived the average yields and costs by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented with daily balances used to derive average balances. No tax equivalent adjustments have been made to yield or costs. Non-accrual loans were included in the calculation of average balances, however interest receivable on these loans has been fully reserved for and therefore not included in interest income. The yields and costs set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	Three Months Ended September 30,
	2024			2023
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$5,761,593	$66,331	4.61%	$5,788,074	$62,769	4.34%
Taxable investment securities (2)	1,314,945	14,384	4.38	1,516,393	16,265	4.29
Tax-exempt securities (2)	12,244	71	2.32	15,483	87	2.25
Other interest-earning assets (3)	131,981	2,466	7.47	130,829	2,047	6.26
Total interest-earning assets	7,220,763	83,252	4.61	7,450,779	81,168	4.36
Non-interest-earning assets	467,670			568,723
Total assets	$7,688,433			$8,019,502

Interest-bearing liabilities:
Interest-bearing demand	$2,282,608	17,862	3.13	$2,245,831	14,468	2.58
Savings	668,240	1,757	1.05	719,508	837	0.47
Certificates of deposit	1,755,589	15,399	3.51	1,968,512	12,262	2.49
Total interest-bearing deposits	4,706,437	35,018	2.98	4,933,851	27,567	2.23
Federal Home Loan Bank advances	1,325,583	12,662	3.82	1,386,473	12,284	3.54
Other borrowings	237,011	3,126	5.28	158,098	2,157	5.46
Borrowings	1,562,594	15,788	4.04	1,544,571	14,441	3.74
Total interest-bearing liabilities	6,269,031	50,806	3.24	6,478,422	42,008	2.59
Non-interest-bearing liabilities (4)	668,724			678,952
Total liabilities	6,937,755			7,157,374
Stockholders' equity	750,678			862,128
Total liabilities and stockholders' equity	$7,688,433			$8,019,502

Net interest income		$32,446			$39,160
Interest rate spread (5)			1.37%			1.77%
Net interest margin (6)			1.80%			2.10%
Ratio of interest-earning assets to interest-bearing liabilities	1.15			1.15
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
(4)Includes average balances of non-interest-bearing deposits of $599.1 million and $612.3 million for the quarter ended September 30, 2024 and 2023, respectively.
(5)Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(6)Net interest margin represents net interest income as a percentage of average interest-earning assets.

Provision for Credit Losses. The provision for credit losses decreased $137,000 to $108,000 for the quarter ended September 30, 2024, compared to $245,000 for the quarter ended September 30, 2023. The provision for the quarter ended September 30, 2024 was primarily driven by loan growth compared to previous quarter end loan balances. By comparison, the provision for credit losses for the quarter ended September 30, 2023 was largely driven by additional reserves provided for individually analyzed loans and a slower prepayment rate assumption, partially offset by a decrease in the balance of loans receivable.
Additional information regarding the ACL and the associated provisions recognized during the quarters ended September 30, 2024 and 2023 is presented in Note 6 to the unaudited consolidated financial statements as well as the Comparison of Financial Condition at September 30, 2024 and June 30, 2024.
Non-Interest Income. Total non-interest income increased $616,000 to $4.6 million for the quarter ended September 30, 2024, compared to $4.0 million for the quarter ended September 30, 2023.
Income from BOLI increased $901,000 to $2.6 million for the quarter ended September 30, 2024, primarily driven by improved income resulting from the BOLI restructure initiated in December 2023.
Fees and service charges decreased $113,000 to $635,000 for the quarter ended September 30, 2024. The decrease primarily reflected decreases in various loan-related fees and charges.
Other non-interest income decreased $181,000 to $833,000 for the quarter ended September 30, 2024. The decrease in other non-interest income was primarily driven by the absence of OREO income recorded in the current period due to the sale of our sole OREO asset in January 2024.
The remaining changes in the other components of non-interest income between comparative periods generally reflected normal operating fluctuations within those line items.
Non-Interest Expense. Total non-interest expense remained flat at $29.8 million for the quarter ending September 30, 2024 compared to the quarter ended September 30, 2023.
Salaries and employee benefits decreased $263,000 to $17.5 million for quarter ended September 30, 2024. This decrease was primarily driven by a non-recurring decrease in stock-based compensation and lower incentive compensation, partially offset by annual merit increases and higher payroll taxes.
Equipment and systems expense increased $59,000 to $3.9 million for the quarter ended September 30, 2024, largely driven by increases in technology expense associated with the Company’s ongoing digital banking initiatives.
Advertising and marketing expense increased $114,000 to $342,000 for the quarter ended September 30, 2024, largely driven by an increase in digital and online advertising campaigns to support our deposit growth initiatives.
Other non-interest expense increased $55,000 to $3.4 million for the quarter ended September 30, 2024. This increase reflected an increase in the provision for credit losses on off balance sheet commitments, offset by a decrease in OREO expenses following the sale of a our sole OREO asset in January 2024.
The remaining changes in the other components of non-interest expense between comparative periods generally reflected normal operating fluctuations within those line items.
Provision for Income Taxes. Provision for income taxes decreased $2.2 million to $1.1 million for the quarter ended September 30, 2024 from $3.3 million for the quarter ended September 30, 2023.
The decrease in income tax expense reflected a lower level of pre-tax income compared to the prior period.
Effective tax rates for the quarter ended September 30, 2024 and 2023 were 15.1% and 25.2%, respectively. The decrease in the effective tax rate was primarily due to lower full year projected taxable income and an increase in non-taxable BOLI income compared to the prior year period.

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
At September 30, 2024, liquidity included $155.6 million of short-term cash and cash equivalents and $1.07 billion of investment securities available for sale. As of September 30, 2024, we had the capacity to borrow additional cash funds totaling $2.06 billion and $663.9 million from the FHLBNY and the Federal Reserve discount window, respectively, without pledging additional collateral. We had the ability to pledge additional securities to borrow an additional $62.8 million at September 30, 2024. As of that same date, we also had access to unsecured overnight borrowings with other financial institutions totaling $920.0 million of which $270.0 million was outstanding.
At September 30, 2024, we had outstanding commitments to originate and purchase loans totaling $52.2 million while such commitments totaled $47.9 million at June 30, 2024. As of those same dates, our pipeline of loans held for sale included $17.8 million and $16.0 million, respectively, of loans in process whose terms included interest rate locks to borrowers that were paired with a best-efforts commitment to sell the loan to a buyer at a fixed price and within a predetermined timeframe after the sale commitment is established.
Construction loans in process and unused lines of credit were $117.4 million and $154.1 million, respectively, at September 30, 2024 compared to $75.7 million and $157.3 million, respectively, at June 30, 2024. We are also subject to the contingent liabilities resulting from letters of credit whose outstanding balances totaled $160,000 at September 30, 2024 and June 30, 2024, respectively.
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
The following table sets forth the Bank’s capital position at September 30, 2024 and June 30, 2024, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At September 30, 2024
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$697,316	14.48%	$385,336	8.00%	$481,670	10.00%
Tier 1 capital (to risk-weighted assets)	655,826	13.62%	289,002	6.00%	385,336	8.00%
Common equity tier 1 capital (to risk-weighted assets)	655,826	13.62%	216,751	4.50%	313,085	6.50%
Tier 1 capital (to adjusted total assets)	655,826	8.53%	307,498	4.00%	384,372	5.00%

	At June 30, 2024
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$688,597	14.42%	$382,034	8.00%	$477,542	10.00%
Tier 1 capital (to risk-weighted assets)	651,620	13.65%	286,525	6.00%	382,034	8.00%
Common equity tier 1 capital (to risk-weighted assets)	651,620	13.65%	214,894	4.50%	310,402	6.50%
Tier 1 capital (to adjusted total assets)	651,620	8.44%	308,656	4.00%	385,820	5.00%

The following table sets forth the Company’s capital position at September 30, 2024 and June 30, 2024, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At September 30, 2024
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$745,118	15.46%	$385,562	8.00%
Tier 1 capital (to risk-weighted assets)	703,628	14.60%	289,171	6.00%
Common equity tier 1 capital (to risk-weighted assets)	703,628	14.60%	216,878	4.50%
Tier 1 capital (to adjusted total assets)	703,628	9.14%	307,891	4.00%

	At June 30, 2024
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$743,741	15.57%	$382,247	8.00%
Tier 1 capital (to risk-weighted assets)	706,764	14.79%	286,685	6.00%
Common equity tier 1 capital (to risk-weighted assets)	706,764	14.79%	215,014	4.50%
Tier 1 capital (to adjusted total assets)	706,764	9.15%	309,031	4.00%
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
Off-Balance Sheet Arrangements
In the normal course of our business of investing in loans and securities we are a party to financial instruments with off-balance-sheet risk. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to extend credit to meet the financing needs of our customers. We had no significant off-balance sheet commitments for capital expenditures as of September 30, 2024.
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
The following tables present the results of our internal EVE and NII analyses as of September 30, 2024 and June 30, 2024, respectively:

	September 30, 2024
			1 to 12 Months		13 to 24 Months
Change in Interest Rates	EVE	% Change in EVE	NII	% Change in NII	NII	% Change in NII
	(Dollars in Thousands)
+300 bps	$337,481	(41.13)%	$130,861	(7.30)%	$137,642	(11.30)%
+200 bps	409,658	(28.54)%	133,714	(5.28)%	142,909	(7.91)%
+100 bps	493,835	(13.86)%	137,077	(2.90)%	149,484	(3.67)%
0 bps	573,301	—	141,164	—	155,178	—
-100 bps	642,587	12.09%	145,963	3.40%	161,207	3.89%
-200 bps	688,422	20.08%	147,303	4.35%	163,562	5.40%
-300 bps	750,729	30.95%	149,611	5.98%	166,197	7.10%

	June 30, 2024
			1 to 12 Months		13 to 24 Months
Change in Interest Rates	EVE	% Change in EVE	NII	% Change in NII	NII	% Change in NII
	(Dollars in Thousands)
+300 bps	$331,842	(41.07)%	$127,382	(8.51)%	$135,753	(10.66)%
+200 bps	400,548	(28.87)%	131,003	(5.91)%	140,351	(7.64)%
+100 bps	483,724	(14.10)%	135,289	(2.83)%	146,594	(3.53)%
0 bps	563,098	—	139,236	—	151,955	—
-100 bps	640,024	13.66%	144,991	4.13%	157,821	3.86%
-200 bps	693,495	23.16%	148,189	6.43%	159,928	5.25%
-300 bps	767,451	36.29%	150,478	8.07%	160,093	5.36%

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
During the quarter ended September 30, 2024, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1.    Legal Proceedings
At September 30, 2024, neither the Company nor the Bank were involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.
ITEM 1A.    Risk Factors
There have been no material changes to the Risk Factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2024, previously filed with the Securities and Exchange Commission.
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not repurchase any shares of its common stock during the three month period ended September 30, 2024.
ITEM 3.    Defaults Upon Senior Securities
Not applicable.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement”.

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
101
The following materials from the Company’s Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

KEARNY FINANCIAL CORP.

Date: November 5, 2024	By:	/s/ Craig L. Montanaro
Craig L. Montanaro
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2024	By:	/s/ Sean Byrnes
Sean Byrnes
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)