Form 10-Q
period 2024-12-31
Kearny Financial Corp.
filed 2025-02-06
CIK 1617242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: January 31, 2025.
$0.01 par value common stock — 64,579,683 shares outstanding

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In Thousands, Except Share and Per Share Data)

	December 31, 2024	June 30, 2024
	(Unaudited)
Assets
Cash and amounts due from depository institutions	$17,986	$17,201
Interest-bearing deposits in other banks	123,568	46,663
Cash and cash equivalents	141,554	63,864
Investment securities available for sale (amortized cost of $1,144,579 and $1,203,506, respectively)	1,018,279	1,072,833
Investment securities held to maturity (fair value of $111,284 and $119,278, respectively)	127,266	135,742
Loans held-for-sale	5,695	6,036
Loans receivable	5,791,758	5,732,787
Less: allowance for credit losses on loans	(44,457)	(44,939)
Net loans receivable	5,747,301	5,687,848
Premises and equipment	45,127	44,940
Federal Home Loan Bank (“FHLB”) of New York stock	64,443	80,300
Accrued interest receivable	27,772	29,521
Goodwill	113,525	113,525
Core deposit intangibles	1,679	1,931
Bank owned life insurance	301,339	297,874
Deferred income tax assets, net	53,325	50,339
Other assets	84,080	98,708
Total Assets	$7,731,385	$7,683,461

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest-bearing	$601,510	$598,366
Interest-bearing	5,069,550	4,559,757
Total deposits	5,671,060	5,158,123
Borrowings	1,258,949	1,709,789
Advance payments by borrowers for taxes	17,986	17,409
Other liabilities	38,537	44,569
Total Liabilities	6,986,532	6,929,890

Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 800,000,000 shares authorized; 64,579,683 shares and 64,434,424 shares issued and outstanding, respectively	646	644
Paid-in capital	494,092	493,680
Retained earnings	342,155	343,326
Unearned employee stock ownership plan shares; 2,057,152 shares and 2,157,501 shares, respectively	(19,943)	(20,916)
Accumulated other comprehensive loss	(72,097)	(63,163)
Total Stockholders' Equity	744,853	753,571
Total Liabilities and Stockholders' Equity	$7,731,385	$7,683,461
See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Interest Income
Loans	$65,408	$63,384	$131,739	$126,153
Taxable investment securities	13,803	16,756	28,187	33,021
Tax-exempt investment securities	59	84	130	171
Other interest-earning assets	2,215	2,401	4,681	4,448
Total Interest Income	81,485	82,625	164,737	163,793

Interest Expense
Deposits	36,721	30,340	71,739	57,907
Borrowings	12,152	16,446	27,940	30,887
Total Interest Expense	48,873	46,786	99,679	88,794
Net Interest Income	32,612	35,839	65,058	74,999
Provision for credit losses	107	2,105	215	2,350
Net Interest Income after Provision for Credit Losses	32,505	33,734	64,843	72,649

Non-Interest Income
Fees and service charges	627	624	1,262	1,372
Loss on sale and call of securities	—	(18,135)	—	(18,135)
Gain on sale of loans	304	104	504	319
Loss on write down of other real estate owned	—	(974)	—	(974)
Income from bank owned life insurance	2,619	1,162	5,186	2,827
Electronic banking fees and charges	493	396	884	763
Other income	830	811	1,663	1,826
Total Non-Interest Income	4,873	(16,012)	9,499	(12,002)

Non-Interest Expense
Salaries and employee benefits	17,579	17,282	35,077	35,043
Net occupancy expense of premises	2,831	2,674	5,629	5,432
Equipment and systems	3,892	3,814	7,752	7,615
Advertising and marketing	311	301	653	529
Federal deposit insurance premium	1,503	1,495	3,066	3,019
Directors' compensation	361	393	722	786
Other expense	3,084	3,808	6,448	7,117
Total Non-Interest Expense	29,561	29,767	59,347	59,541
Income (Loss) before Income Taxes	7,817	(12,045)	14,995	1,106
Income tax expense	1,251	1,782	2,337	5,091
Net Income (Loss)	$6,566	$(13,827)	$12,658	$(3,985)

Net Income (Loss) per Common Share (EPS)
Basic	$0.11	$(0.22)	$0.20	$(0.06)
Diluted	$0.10	$(0.22)	$0.20	$(0.06)
Weighted Average Number of Common Shares Outstanding
Basic	62,498	62,299	62,443	62,657
Diluted	62,630	62,299	62,474	62,657
See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In Thousands, Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Net Income (Loss)	$6,566	$(13,827)	$12,658	$(3,985)
Other Comprehensive (Loss) Income, net of tax:
Net unrealized (loss) gain on securities available for sale	(13,811)	29,909	3,172	9,674
Net realized loss on sale and call of securities available for sale	—	12,876	—	12,876
Fair value adjustments on derivatives	6,456	(20,129)	(12,169)	(16,836)
Benefit plan adjustments	(18)	(10)	63	(88)
Total Other Comprehensive (Loss) Income	(7,373)	22,646	(8,934)	5,626
Total Comprehensive (Loss) Income	$(807)	$8,819	$3,724	$1,641
See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Per Share Data, Unaudited)

	Common Stock		Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance - September 30, 2023	65,132	$652	$497,269	$460,464	$(22,375)	$(86,476)	$849,534
Net loss	—	—	—	(13,827)	—	—	(13,827)
Other comprehensive loss, net of income tax	—	—	—	—	—	22,646	22,646
ESOP shares committed to be released (50 shares)	—	—	(95)	—	486	—	391
Stock repurchases	(687)	(7)	(4,766)	—	—	—	(4,773)
Stock-based compensation expense	—	—	889	—	—	—	889
Cash dividends declared ($0.11 per common share)	—	—	—	(6,882)	—	—	(6,882)
Balance - December 31, 2023	64,445	$645	$493,297	$439,755	$(21,889)	$(63,830)	$847,978

	Common Stock		Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance - June 30, 2023	65,864	$659	$503,332	$457,611	$(22,862)	$(69,456)	$869,284
Net loss	—	—	—	(3,985)	—	—	(3,985)
Other comprehensive loss, net of income tax	—	—	—	—	—	5,626	5,626
ESOP shares committed to be released (100 shares)	—	—	(202)	—	973	—	771
Stock repurchases	(1,505)	(15)	(11,225)	—	—	—	(11,240)
Issuance of stock under stock benefit plans	133	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	1,792	—	—	—	1,792
Cancellation of shares issued for restricted stock awards	(47)	—	(399)	—	—	—	(399)
Cash dividends declared ($0.22 per common share)	—	—	—	(13,871)	—	—	(13,871)
Balance - December 31, 2023	64,445	$645	$493,297	$439,755	$(21,889)	$(63,830)	$847,978

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
(In Thousands, Except Per Share Data, Unaudited)

	Common Stock		Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance - September 30, 2024	64,580	$646	$493,523	$342,522	$(20,430)	$(64,724)	$751,537
Net Income	—	—	—	6,566	—	—	6,566
Other comprehensive loss, net of income tax	—	—	—	—	—	(7,373)	(7,373)
ESOP shares committed to be released (50 shares)	—	—	(108)	—	487	—	379
Stock-based compensation expense	—	—	677	—	—	—	677
Cash dividends declared ($0.11 per common share)	—	—	—	(6,933)	—	—	(6,933)
Balance - December 31, 2024	64,580	$646	$494,092	$342,155	$(19,943)	$(72,097)	$744,853

	Common Stock		Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance - June 30, 2024	64,434	644	493,680	343,326	(20,916)	(63,163)	753,571
Net Income	—	—	—	12,658	—	—	12,658
Other comprehensive loss, net of income tax	—	—	—	—	—	(8,934)	(8,934)
ESOP shares committed to be released (100 shares)	—	—	(264)	—	973	—	709
Issuance of stock under stock benefit plans	207	2	(2)	—	—	—	—
Stock-based compensation expense	—	—	1,027	—	—	—	1,027
Cancellation of shares issued for restricted stock awards	(61)	—	(349)	—	—	—	(349)
Cash dividends declared ($0.22 per common share)	—	—	—	(13,829)	—	—	(13,829)
Balance - December 31, 2024	64,580	$646	$494,092	$342,155	$(19,943)	$(72,097)	$744,853
See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Unaudited)

	Six Months Ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$12,658	$(3,985)
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	2,227	2,426
Net accretion of yield adjustments	(878)	(1,299)
Deferred income taxes	758	3,638
Amortization of intangible assets	252	268
Amortization (accretion) of benefit plans’ unrecognized net loss (gain)	87	(124)
Provision for credit losses	215	2,350
Loss on write-down of other real estate owned	—	974
Loans originated for sale	(63,999)	(32,812)
Proceeds from sale of mortgage loans held-for-sale	64,844	39,446
Gain on sale of mortgage loans held-for-sale, net	(504)	(319)
Realized loss on sale/call of investment securities available for sale	—	18,135
Realized loss (gain) on disposition of premises and equipment	37	(11)
Increase in cash surrender value of bank owned life insurance	(5,186)	(2,827)
ESOP and stock-based compensation expense	1,736	2,563
Decrease (increase) in interest receivable	1,749	(2,125)
Increase in other assets	(6,875)	(8,745)
Decrease in interest payable	(3,098)	(296)
(Decrease) increase in other liabilities	(4,140)	1,889
Net Cash (Used in) Provided by Operating Activities	(117)	19,146

Cash Flows from Investing Activities:
Purchases of:
Investment securities available for sale	(58,852)	(64,000)
Investment securities held to maturity	(240)	(300)
Proceeds from:
Repayments/calls/maturities of investment securities available for sale	118,215	57,430
Repayments/calls/maturities of investment securities held to maturity	8,646	4,740
Sales of investment securities available for sale	—	104,083
Purchase of loans	—	(49,652)
Net (increase) decrease in loans receivable	(52,129)	125,769
Purchase of interest rate contracts	(1,272)	(887)
Additions to premises and equipment	(2,452)	(34)
Proceeds from death benefit of bank owned life insurance	1,721	277
Net surrender of bank owned life insurance	—	(5,000)
Proceeds from cash settlement of premises and equipment	1	—
Purchase of FHLB stock	(30,155)	(35,388)
Redemption of FHLB stock	46,012	23,750
Net Cash Provided by Investing Activities	29,495	160,788
See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands, Unaudited)

	Six Months Ended December 31,
	2024	2023

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	512,948	(309,532)
Repayment of term FHLB advances	(2,361,000)	(3,375,000)
Proceeds from term FHLB advances and other borrowings	1,955,000	3,525,000
Net (decrease) increase in other short-term borrowings	(45,000)	10,000
Net increase (decrease) in advance payments by borrowers for taxes	577	(1,596)
Repurchase and cancellation of common stock of Kearny Financial Corp.	—	(11,240)
Cancellation of shares repurchased on vesting to pay taxes	(349)	(399)
Dividends paid	(13,864)	(13,822)
Net Cash Provided by (Used in) Financing Activities	48,312	(176,589)
Net Increase in Cash and Cash Equivalents	77,690	3,345
Cash and Cash Equivalents - Beginning	63,864	70,515
Cash and Cash Equivalents - Ending	$141,554	$73,860

Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Income taxes, net of refunds	$1,493	$4,319
Interest	$102,777	$89,090

Non-cash investing and financing activities:
Transfers from loans receivable to loans held-for-sale	$—	$10,754
Unsettled surrender of bank owned life insurance policies	$—	$44,311
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
Basis of Presentation
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include the information or footnotes necessary for a complete presentation of financial condition, income, comprehensive income, changes in stockholders’ equity and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the unaudited consolidated financial statements have been included. The results of operations for the six months ended December 31, 2024 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.
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
2.    SUBSEQUENT EVENTS
The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of December 31, 2024, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date this document was filed.
On January 29, 2025, the Company declared a quarterly cash dividend of $0.11 per share, payable on February 26, 2025 to stockholders of record as of February 12, 2025.
3.    RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Standards Issued Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures (Topic 280), to improve reportable segment disclosures by requiring public entities to disclose significant expense categories and amounts for each reportable segment, where significant expense categories are defined as those that are regularly reported to an entity’s chief operating decision-maker and included in a segment’s reported measures of profit or loss. For public companies, the requirements will become effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. As the Company has one reportable segment, this ASU is not expected to have a material effect on the Company’s consolidated financial statements.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires improved disclosures about a public business entity’s expenses, including more detailed information about the types of expenses in commonly presented expense captions. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, although early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its Consolidated Financial Statements.
4.    SECURITIES
The following tables present the amortized cost, gross unrealized gains and losses and estimated fair values for available for sale securities and the amortized cost, gross unrecognized gains and losses and estimated fair values for held to maturity securities as of the dates indicated:

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Available for sale:
Debt securities:
Asset-backed securities	$72,057	$178	$156	$—	$72,079
Collateralized loan obligations	331,273	1,812	20	—	333,065
Corporate bonds	150,853	242	13,520	—	137,575
Total debt securities	554,183	2,232	13,696	—	542,719

Mortgage-backed securities:
Residential pass-through securities (1)	435,956	4	92,787	—	343,173
Commercial pass-through securities (1)	154,440	116	22,169	—	132,387
Total mortgage-backed securities	590,396	120	114,956	—	475,560

Total securities available for sale	$1,144,579	$2,352	$128,652	$—	$1,018,279
___________________________
(1)Government-sponsored enterprises.

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Available for sale:
Debt securities:
Asset-backed securities	$80,305	$217	$82	$—	$80,440
Collateralized loan obligations	386,983	2,574	14	—	389,543
Corporate bonds	150,891	64	19,158	—	131,797
Total debt securities	618,179	2,855	19,254	—	601,780

Mortgage-backed securities:
Residential pass-through securities (1)	429,473	2	92,211	—	337,264
Commercial pass-through securities (1)	155,854	63	22,128	—	133,789
Total mortgage-backed securities	585,327	65	114,339	—	471,053

Total securities available for sale	$1,203,506	$2,920	$133,593	$—	$1,072,833
___________________________
(1)Government-sponsored enterprises.

	December 31, 2024
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Held to maturity:
Debt securities:
Obligations of state and political subdivisions	$9,486	$2	$157	$—	$9,331
Total debt securities	9,486	2	157	—	9,331

Mortgage-backed securities:
Residential pass-through securities (1)	105,582	—	13,866	—	91,716
Commercial pass-through securities (1)	12,198	—	1,961	—	10,237
Total mortgage-backed securities	117,780	—	15,827	—	101,953

Total securities held to maturity	$127,266	$2	$15,984	$—	$111,284
___________________________
(1)Government-sponsored enterprises.

	June 30, 2024
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Held to maturity:
Debt securities:
Obligations of state and political subdivisions	$12,913	$—	$277	$—	$12,636
Total debt securities	12,913	—	277	—	12,636

Mortgage-backed securities:
Residential pass-through securities (1)	110,614	—	14,134	—	96,480
Commercial pass-through securities (1)	12,215	—	2,053	—	10,162
Total mortgage-backed securities	122,829	—	16,187	—	106,642

Total securities held to maturity	$135,742	$—	$16,464	$—	$119,278
___________________________
(1)Government-sponsored enterprises.
Excluding the balances of mortgage-backed securities, the following tables present the amortized cost and estimated fair values of debt securities available for sale and held to maturity, by contractual maturity, at December 31, 2024:

	December 31, 2024
	Amortized Cost	Fair Value
	(In Thousands)
Available for sale debt securities:
Due in one year or less	$—	$—
Due after one year through five years	33,890	32,699
Due after five years through ten years	388,248	379,584
Due after ten years	132,045	130,436
Total	$554,183	$542,719

	December 31, 2024
	Amortized Cost	Fair Value
	(In Thousands)
Held to maturity debt securities:
Due in one year or less	$3,978	$3,962
Due after one year through five years	5,508	5,369
Due after five years through ten years	—	—
Due after ten years	—	—
Total	$9,486	$9,331

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
	(In Thousands)
Available for sale securities sold:
Proceeds from sales of securities	$—	$104,083	$—	$104,083

Gross realized gains	$—	$—	$—	$—
Gross realized losses	—	(18,135)	—	(18,135)
Net loss on sales of securities	$—	$(18,135)	$—	$(18,135)

The carrying value of securities pledged were as follows as of the dates presented below:

	December 31, 2024	June 30, 2024
	(In Thousands)
Securities pledged:
Pledged to secure public funds on deposit	$96,251	$100,238
Pledged for potential borrowings at the Federal Reserve Bank of New York	800,127	482,044
Pledged for the bank term funding program	—	88,899
Total carrying value of securities pledged	$896,378	$671,181
The following tables present the gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that securities have been in a continuous unrealized loss position within the available for sale portfolio at December 31, 2024 and June 30, 2024:

	December 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale:
Asset-backed securities	$27,264	$42	$21,788	$114	9	$49,052	$156
Collateralized loan obligations	37,521	12	14,992	8	3	52,513	20
Corporate bonds	—	—	127,332	13,520	26	127,332	13,520
Commercial pass-through securities	—	—	109,504	22,169	7	109,504	22,169
Residential pass-through securities	22,077	409	320,754	92,378	104	342,831	92,787
Total	$86,862	$463	$594,370	$128,189	149	$681,232	$128,652

	June 30, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale:
Asset-backed securities	$14,093	$16	$43,411	$66	8	$57,504	$82
Collateralized loan obligations	3,863	—	24,986	14	4	28,849	14
Corporate bonds	—	—	121,733	19,158	26	121,733	19,158
Commercial pass-through securities	—	—	110,741	22,128	8	110,741	22,128
Residential pass-through securities	141	2	336,772	92,209	103	336,913	92,211
Total	$18,097	$18	$637,643	$133,575	149	$655,740	$133,593

The following table presents the gross unrecognized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that securities have been in a continuous unrecognized loss position within the held to maturity portfolio at December 31, 2024 and June 30, 2024:

	December 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Number of Securities	Fair Value	Unrecognized Losses
	(Dollars in Thousands)
Securities Held to Maturity:
Obligations of state and political subdivisions	$454	$9	$8,634	$148	16	$9,088	$157
Commercial pass-through securities	—	—	10,237	1,961	1	10,237	1,961
Residential pass-through securities	32,993	321	58,723	13,545	9	91,716	13,866
Total	$33,447	$330	$77,594	$15,654	26	$111,041	$15,984

	June 30, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Number of Securities	Fair Value	Unrecognized Losses
	(Dollars in Thousands)
Securities Held to Maturity:
Obligations of state and political subdivisions	$449	$14	$11,886	$263	23	$12,335	$277
Commercial pass-through securities	—	—	10,162	2,053	1	10,162	2,053
Residential pass-through securities	35,287	327	61,193	13,807	9	96,480	14,134
Total	$35,736	$341	$83,241	$16,123	33	$118,977	$16,464
Available for sale securities are evaluated to determine if a decline in fair value below the amortized cost basis has resulted from a credit loss or from other factors. An impairment related to credit factors would be recorded through an allowance for credit losses. The allowance is limited to the amount by which the security’s amortized cost basis exceeds the fair value. An impairment that has not been recorded through an allowance for credit losses shall be recorded through other comprehensive income, net of applicable taxes. Investment securities will be written down to fair value through the Consolidated Statement of Income if management intends to sell, or may be required to sell, the securities before they recover in value. The issuers of these securities continue to make timely principal and interest payments and none of these securities were past due or were placed in nonaccrual status at December 31, 2024. The Company also monitors the credit quality of the issuers through credit ratings from various rating agencies. Credit ratings express opinions about the credit quality of a security and are utilized by the Company to make informed decisions. Management believes that the unrealized losses on these securities are a function of changes in market interest rates and credit spreads, not changes in credit quality. No allowance for credit losses was recorded at December 31, 2024 on available for sale securities.
The sale of available for sale securities during the three and six months ended December 31, 2023 was part of an investment security repositioning. The sale proceeds were utilized for reinvestment into higher yielding loans and investment securities, and for repayment of higher-cost wholesale borrowings. The Company was not required to sell these securities.
At December 31, 2024, the held to maturity securities portfolio consists of agency mortgage-backed securities and obligations of state and political subdivisions. The mortgage-backed securities are issued by U.S. government agencies and are implicitly guaranteed by the U.S. government. The obligations of state and political subdivisions in the portfolio are highly rated by major rating agencies and have a long history of no credit losses. The Company regularly monitors the obligations of state and political subdivisions sector of the market and reviews collectability including such factors as the financial condition of the issuers as well as credit ratings in effect as of the reporting period. No allowance for credit losses was recorded at December 31, 2024 on held to maturity securities.

5.    LOANS RECEIVABLE
The following table sets forth the composition of the Company’s loan portfolio at December 31, 2024 and June 30, 2024:

	December 31, 2024	June 30, 2024
	(In Thousands)
Commercial loans:
Multi-family mortgage	$2,722,623	$2,645,851
Nonresidential mortgage	950,194	948,075
Commercial business	135,740	142,747
Construction	176,704	209,237
Total commercial loans	3,985,261	3,945,910

One- to four-family residential mortgage	1,765,160	1,756,051

Consumer loans:
Home equity loans	47,101	44,104
Other consumer	2,778	2,685
Total consumer loans	49,879	46,789

Total loans	5,800,300	5,748,750

Unaccreted yield adjustments (1)	(8,542)	(15,963)

Total loans receivable, net of yield adjustments	$5,791,758	$5,732,787
___________________________
(1)At December 31, 2024 and June 30, 2024, included a fair value adjustment to the carrying amount of hedged one- to four-family residential mortgage loans.
Past Due Loans
Past due status is based on the contractual payment terms of the loans. The following tables present the payment status of past due loans as of December 31, 2024 and June 30, 2024, by loan segment:

	Payment Status December 31, 2024
	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(In Thousands)
Multi-family mortgage	$—	$3,367	$10,532	$13,899	$2,708,724	$2,722,623
Nonresidential mortgage	—	260	5,371	5,631	944,563	950,194
Commercial business	126	—	468	594	135,146	135,740
Construction	—	—	—	—	176,704	176,704
One- to four-family residential mortgage	2,906	2,663	1,565	7,134	1,758,026	1,765,160
Home equity loans	87	—	117	204	46,897	47,101
Other consumer	3	—	—	3	2,775	2,778
Total loans	$3,122	$6,290	$18,053	$27,465	$5,772,835	$5,800,300

	Payment Status June 30, 2024
	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(In Thousands)
Multi-family mortgage	$—	$—	$19,888	$19,888	$2,625,963	$2,645,851
Nonresidential mortgage	6,149	—	3,249	9,398	938,677	948,075
Commercial business	37	64	613	714	142,033	142,747
Construction	—	—	—	—	209,237	209,237
One- to four-family residential mortgage	800	2,951	2,877	6,628	1,749,423	1,756,051
Home equity loans	208	—	44	252	43,852	44,104
Other consumer	—	—	5	5	2,680	2,685
Total loans	$7,194	$3,015	$26,676	$36,885	$5,711,865	$5,748,750

Nonperforming Loans
Loans are generally placed on nonaccrual status when contractual payments become 90 or more days past due or when the Company does not expect to receive all principal and interest payments owed substantially in accordance with the terms of the loan agreement, regardless of past due status. Loans that become 90 days or more past due, but are well secured and in the process of collection, may remain on accrual status. Nonaccrual loans are generally returned to accrual status when all payments due are brought current and the Company expects to receive all remaining principal and interest payments owed substantially in accordance with the terms of the loan agreement. Payments received in cash on nonaccrual loans, including both the principal and interest portions of those payments, are generally applied to reduce the carrying value of the loan. The Company did not recognize interest income on non-accrual loans during the six months ended December 31, 2024 and 2023.
The following tables present information relating to the Company’s nonperforming loans as of December 31, 2024 and June 30, 2024:

	Performance Status December 31, 2024
	90 Days and Over Past Due Accruing	Nonaccrual Loans with Allowance for Credit Losses	Nonaccrual Loans with no Allowance for Credit Losses	Total Nonperforming	Performing	Total
	(In Thousands)
Multi-family mortgage	$—	$3,367	$21,847	$25,214	$2,697,409	$2,722,623
Nonresidential mortgage	—	5,029	1,498	6,527	943,667	950,194
Commercial business	—	468	30	498	135,242	135,740
Construction	—	—	—	—	176,704	176,704
One- to four-family residential mortgage	—	704	4,636	5,340	1,759,820	1,765,160
Home equity loans	—	77	41	118	46,983	47,101
Other consumer	—	—	—	—	2,778	2,778
Total loans	$—	$9,645	$28,052	$37,697	$5,762,603	$5,800,300

	Performance Status June 30, 2024
	90 Days and Over Past Due Accruing	Nonaccrual Loans with Allowance for Credit Losses	Nonaccrual Loans with no Allowance for Credit Losses	Total Nonperforming	Performing	Total
	(In Thousands)
Multi-family mortgage	$—	$—	$22,591	$22,591	$2,623,260	$2,645,851
Nonresidential mortgage	—	5,695	4,128	9,823	938,252	948,075
Commercial business	—	714	—	714	142,033	142,747
Construction	—	—	—	—	209,237	209,237
One- to four-family residential mortgage	—	2,295	4,410	6,705	1,749,346	1,756,051
Home equity loans	—	—	44	44	44,060	44,104
Other consumer	—	—	5	5	2,680	2,685
Total loans	$—	$8,704	$31,178	$39,882	$5,708,868	$5,748,750

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

The following tables presents the amortized cost basis at December 31, 2024 and December 31, 2023 of loan modifications made to borrowers experiencing financial difficulty that were restructured during the three and six months ended December 31, 2024 and 2023, by type of modification:

	Three Months Ended December 31, 2024
	Payment Delay	Term Extension	Payment Delay, Term Extension, and Interest Rate Reductions	Total	Percent of Total Class
	(Dollars In Thousands)
Multi-family mortgage	$15,480	$—	$—	$15,480	0.57%
Total	$15,480	$—	$—	$15,480

	Six Months Ended December 31, 2024
	Payment Delay	Term Extension	Payment Delay, Term Extension, and Interest Rate Reductions	Total	Percent of Total Class
	(Dollars In Thousands)
Multi-family mortgage	$24,262	$—	$2,666	$26,928	0.99%
Nonresidential mortgage	178	—	—	178	0.02%
Total	$24,440	$—	$2,666	$27,106

	Three Months Ended December 31, 2023
	Payment Delay	Term Extension	Payment Delay, Term Extension, and Interest Rate Reductions	Total	Percent of Total Class
	(Dollars In Thousands)
Multi-family mortgage	$2,774	$—	$—	$2,774	0.10%
One- to four-family residential mortgage	—	45	—	45	0.00%
Home equity loans	—	25	—	25	0.06%
Total	$2,774	$70	$—	$2,844

	Six Months Ended December 31, 2023
	Payment Delay	Term Extension	Payment Delay, Term Extension, and Interest Rate Reductions	Total	Percent of Total Class
	(Dollars In Thousands)
Multi-family mortgage	$2,774	$—	$—	$2,774	0.10%
Commercial business	45	—	—	45	0.03%
One- to four-family residential mortgage	489	45	—	534	0.03%
Home equity loans	—	25	—	25	0.06%
Total	$3,308	$70	$—	$3,378

No modifications involved forgiveness of principal for the three and six months ended December 31, 2024, and December 31, 2023, respectively. There were no commitments to lend additional funds to borrowers experiencing financial difficulty whose terms have been restructured at December 31, 2024 and December 31, 2023.
Of the loans restructured during the three and six months ended December 31, 2024 and December 31, 2023 there were no subsequent defaults as of December 31, 2024. For restructured loans, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due or classified into non-accrual status during the reporting period.
The following tables presents the payment status of the loans that were modified to borrowers experiencing financial difficulties in the last twelve months:

	December 31, 2024
	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Non-Accrual
	(Dollars In Thousands)
Multi-family mortgage	$24,154	$—	$—	$—	$8,674
Nonresidential mortgage	895	—	—	—	895
One- to four-family residential mortgage	452	—	—	—	452
Total	$25,501	$—	$—	$—	$10,021
Individually Analyzed Loans
Individually analyzed loans include loans which do not share similar risk characteristics with other loans. Loans previously modified as TDRs and loan modifications made to borrowers experiencing financial difficulty will generally be evaluated for individual impairment, however, after a period of sustained repayment performance which permits the credit to be returned to accrual status, the loans would generally be removed from individual impairment analysis and returned to its corresponding pool. As of December 31, 2024, the carrying value of individually analyzed loans, including loans acquired with deteriorated credit quality that were individually analyzed, totaled $37.7 million, of which $29.4 million were considered collateral dependent.
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
The following table presents the carrying value and related allowance of collateral dependent individually analyzed loans at the dates indicated:

	December 31, 2024		June 30, 2024
	Carrying Value	Related Allowance	Carrying Value	Related Allowance
	(In Thousands)
Commercial loans:
Multi-family mortgage	$21,847	$—	$22,591	$—
Nonresidential mortgage (1)	5,372	6	8,598	508
Total commercial loans	27,219	6	31,189	508

One- to four-family residential mortgage (2)	2,180	—	1,406	—

Consumer loans:
Home equity loans (2)	17	—	18	—

Total	$29,416	$6	$32,613	$508
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
Loss – Loans which are considered uncollectible or of so little value that their continuance as assets is not warranted.
The following table presents the risk category of loans and current period gross charge-offs as of December 31, 2024 by loan segment and vintage year:

	Term Loans by Origination Year for Fiscal Years ended June 30,
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
	(In Thousands)
Multi-family mortgage:
Pass	$94,993	$26,561	$612,266	$940,459	$220,974	$765,860	$—	$2,661,113
Special Mention	—	—	—	—	—	5,676	—	5,676
Substandard	—	—	—	—	9,456	46,378	—	55,834
Doubtful	—	—	—	—	—	—	—	—
Total multi-family mortgage	94,993	26,561	612,266	940,459	230,430	817,914	—	2,722,623
Multi-family current period gross charge-offs	—	—	—	—	—	—	—	—
Nonresidential mortgage:
Pass	49,943	82,077	104,404	196,849	109,010	378,121	—	920,404
Special Mention	—	—	—	—	955	16,925	—	17,880
Substandard	—	—	—	—	862	11,048	—	11,910
Doubtful	—	—	—	—	—	—	—	—
Total nonresidential mortgage	49,943	82,077	104,404	196,849	110,827	406,094	—	950,194
Nonresidential current period gross charge-offs	—	—	—	—	—	498	—	498
Commercial business:
Pass	5,373	11,313	6,698	22,233	15,709	10,222	60,657	132,205
Special Mention	—	—	—	1,228	138	167	—	1,533
Substandard	—	—	—	—	96	1,789	117	2,002
Doubtful	—	—	—	—	—	—	—	—
Total commercial business	5,373	11,313	6,698	23,461	15,943	12,178	60,774	135,740
Commercial current period gross charge-offs	—	—	—	—	—	202	—	202
Construction loans:
Pass	17,486	73,073	8,440	10,360	30,574	6,042	5,735	151,710
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	4,500	—	—	20,494	—	—	24,994
Doubtful	—	—	—	—	—	—	—	—
Total construction loans	17,486	77,573	8,440	10,360	51,068	6,042	5,735	176,704
Construction current period gross charge-offs	—	—	—	—	—	—	—	—
Residential mortgage:
Pass	86,804	169,908	181,358	420,989	445,872	448,332	75	1,753,338
Special Mention	—	—	—	—	—	311	—	311
Substandard	—	—	493	781	193	10,044	—	11,511
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage	86,804	169,908	181,851	421,770	446,065	458,687	75	1,765,160
Residential current period gross charge-offs	—	—	—	—	—	2	—	2
Home equity loans:
Pass	961	1,866	4,870	1,918	323	8,126	28,568	46,632
Special Mention	—	—	—	—	—	—	98	98
Substandard	—	—	—	87	—	207	77	371
Doubtful	—	—	—	—	—	—	—	—
Total home equity loans	961	1,866	4,870	2,005	323	8,333	28,743	47,101
Home equity current period gross charge-offs	—	—	—	—	—	2	—	2
Other consumer loans
Pass	493	460	205	124	250	1,115	35	2,682
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	96	96
Other consumer loans	493	460	205	124	250	1,115	131	2,778
Other consumer current period gross charge-offs	—	—	—	—	—	5	—	5
Total loans	$256,053	$369,758	$918,734	$1,595,028	$854,906	$1,710,363	$95,458	$5,800,300
Total current period gross charge-offs	$—	$—	$—	$—	$—	$709	$—	$709

The following table presents the risk category of loans as of June 30, 2024 by loan segment and vintage year:

	Term Loans by Origination Year for Fiscal Years ended June 30,
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
	(In Thousands)
Multi-family mortgage:
Pass	$26,683	$596,321	$949,690	$219,850	$201,611	$607,332	$—	$2,601,487
Special Mention	—	—	—	—	—	6,475	—	6,475
Substandard	—	—	—	9,570	—	28,319	—	37,889
Doubtful	—	—	—	—	—	—	—	—
Total multi-family mortgage	26,683	596,321	949,690	229,420	201,611	642,126	—	2,645,851
Multi-family current period gross charge-offs	—	—	—	—	—	398	—	398
Nonresidential mortgage:
Pass	87,380	105,768	199,829	90,312	44,598	389,680	30	917,597
Special Mention	—	—	—	447	—	14,714	—	15,161
Substandard	—	—	—	867	—	14,450	—	15,317
Doubtful	—	—	—	—	—	—	—	—
Total nonresidential mortgage	87,380	105,768	199,829	91,626	44,598	418,844	30	948,075
Nonresidential current period gross charge-offs	—	—	—	—	—	5,975	—	5,975
Commercial business:
Pass	12,152	8,273	27,615	18,242	4,337	7,863	56,592	135,074
Special Mention	—	—	1,559	437	—	1,754	—	3,750
Substandard	—	—	—	—	1,767	2,003	153	3,923
Doubtful	—	—	—	—	—	—	—	—
Total commercial business	12,152	8,273	29,174	18,679	6,104	11,620	56,745	142,747
Commercial current period gross charge-offs	—	—	—	3,391	464	11	—	3,866
Construction loans:
Pass	51,261	45,180	14,284	62,584	2,602	3,647	5,735	185,293
Special Mention	3,450	—	—	20,494	—	—	—	23,944
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total construction loans	54,711	45,180	14,284	83,078	2,602	3,647	5,735	209,237
Construction current period gross charge-offs	—	—	—	—	—	—	—	—
Residential mortgage:
Pass	185,034	184,737	431,346	458,696	77,442	406,677	291	1,744,223
Special Mention	—	—	—	—	—	1,453	—	1,453
Substandard	—	509	796	—	—	9,070	—	10,375
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage	185,034	185,246	432,142	458,696	77,442	417,200	291	1,756,051
Residential current period gross charge-offs	—	—	—	—	—	37	—	37
Home equity loans:
Pass	1,919	5,698	2,173	347	1,019	8,086	24,535	43,777
Special Mention	—	—	—	—	—	—	93	93
Substandard	—	—	—	—	—	234	—	234
Doubtful	—	—	—	—	—	—	—	—
Total home equity loans	1,919	5,698	2,173	347	1,019	8,320	24,628	44,104
Home equity current period gross charge-offs	—	—	—	—	—	—	—	—
Other consumer loans
Pass	804	211	204	127	224	990	39	2,599
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	86	86
Other consumer loans	804	211	204	127	224	990	125	2,685
Other consumer current period gross charge-offs	—	—	—	—	—	—	—	—
Total loans	$368,683	$946,697	$1,627,496	$881,973	$333,600	$1,502,747	$87,554	$5,748,750
Total current period gross charge-offs	$—	$—	$—	$3,391	$464	$6,421	$—	10,276

Mortgage Loans in Foreclosure
The Company may obtain physical possession of one- to four-family real estate collateralizing a residential mortgage loan or nonresidential real estate collateralizing a nonresidential mortgage loan via foreclosure or through an in-substance repossession. As of December 31, 2024, the Company held no residential or nonresidential property in other real estate owned that was acquired through foreclosure on a mortgage loan. As of that same date, the Company held one residential mortgage loan with an aggregate carrying value of $558,100 and five commercial mortgage loans with aggregate carrying values totaling $15.6 million which were in the process of foreclosure. As of June 30, 2024, the Company held no residential or nonresidential property in other real estate owned that was acquired through foreclosure on a mortgage loan. As of that same date, the Company held three residential mortgage loans with aggregate carrying values totaling $1.2 million and six commercial mortgage loans with aggregate carrying values totaling $13.6 million which were in the process of foreclosure.
6.    ALLOWANCE FOR CREDIT LOSSES
Allowance for Credit Losses on Loans Receivable
The following tables present the balance of the allowance for credit losses at December 31, 2024 and June 30, 2024. The balance of the allowance for credit losses is based on an expected loss methodology, referred to as the “CECL” methodology. The tables identify the valuation allowances attributable to specifically identified impairments on individually analyzed loans, including those acquired with deteriorated credit quality, as well as valuation allowances for impairments on loans collectively evaluated. The tables include the underlying balance of loans receivable applicable to each category as of those dates.

	Allowance for Credit Losses December 31, 2024
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total allowance for credit losses
	(In Thousands)
Multi-family mortgage	$—	$—	$29	$24,851	$24,880
Nonresidential mortgage	—	26	6	6,447	6,479
Commercial business	—	85	54	1,424	1,563
Construction	—	4	—	1,153	1,157
One- to four-family residential mortgage	14	69	34	9,738	9,855
Home equity loans	—	—	37	384	421
Other consumer	—	—	—	102	102
Total loans	$14	$184	$160	$44,099	$44,457

	Balance of Loans Receivable December 31, 2024
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total loans
	(In Thousands)
Multi-family mortgage	$—	$—	$25,214	$2,697,409	$2,722,623
Nonresidential mortgage	603	1,679	5,924	941,988	950,194
Commercial business	—	3,136	498	132,106	135,740
Construction	—	5,735	—	170,969	176,704
One- to four-family residential mortgage	1,204	3,078	4,136	1,756,742	1,765,160
Home equity loans	23	—	95	46,983	47,101
Other consumer	—	—	—	2,778	2,778
Total loans	$1,830	$13,628	$35,867	$5,748,975	$5,800,300
Unaccreted yield adjustments					(8,542)
Loans receivable, net of yield adjustments					$5,791,758

	Allowance for Credit Losses June 30, 2024
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total allowance for credit losses
	(In Thousands)
Multi-family mortgage	$—	$—	$—	$24,125	$24,125
Nonresidential mortgage	—	31	517	5,577	6,125
Commercial business	—	6	228	1,339	1,573
Construction	—	—	—	1,230	1,230
One- to four-family residential mortgage	9	95	108	11,249	11,461
Home equity loans	—	—	—	349	349
Other consumer	—	—	—	76	76
Total loans	$9	$132	$853	$43,945	$44,939

	Balance of Loans Receivable June 30, 2024
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total loans
	(In Thousands)
Multi-family mortgage	$—	$—	$22,591	$2,623,260	$2,645,851
Nonresidential mortgage	284	2,145	9,539	936,107	948,075
Commercial business	—	2,794	714	139,239	142,747
Construction	—	5,735	—	203,502	209,237
One- to four-family residential mortgage	1,276	3,431	5,429	1,745,915	1,756,051
Home equity loans	24	—	20	44,060	44,104
Other consumer	—	—	—	2,685	2,685
Total loans	$1,584	$14,105	$38,293	$5,694,768	$5,748,750
Unaccreted yield adjustments					(15,963)
Loans receivable, net of yield adjustments					$5,732,787
The following tables present the activity in the allowance for credit losses on loans for the three and six months ended December 31, 2024 and 2023.

	Changes in the Allowance for Credit Losses Three Months Ended December 31, 2024
	Balance at September 30, 2024	Charge-offs	Recoveries	Provision for (reversal of) credit losses	Balance at December 31, 2024
	(In Thousands)
Multi-family mortgage	$24,368	$—	$—	$512	$24,880
Nonresidential mortgage	6,913	(498)	—	64	6,479
Commercial business	1,705	(75)	5	(72)	1,563
Construction	1,503	—	—	(346)	1,157
One- to four-family residential mortgage	9,985	—	2	(132)	9,855
Home equity loans	357	(2)	—	66	421
Other consumer	92	(5)	—	15	102
Total loans	$44,923	$(580)	$7	$107	$44,457

	Changes in the Allowance for Credit Losses Six Months Ended December 31, 2024
	Balance at June 30, 2024	Charge-offs	Recoveries	Provision for (reversal of) credit losses	Balance at December 31, 2024
	(In Thousands)
Multi-family mortgage	$24,125	$—	$—	$755	$24,880
Nonresidential mortgage	6,125	(498)	—	852	6,479
Commercial business	1,573	(202)	10	182	1,563
Construction	1,230	—	—	(73)	1,157
One- to four-family residential mortgage	11,461	(2)	2	(1,606)	9,855
Home equity loans	349	(2)	—	74	421
Other consumer	76	(5)	—	31	102
Total loans	$44,939	$(709)	$12	$215	$44,457

	Changes in the Allowance for Credit Losses Three Months Ended December 31, 2023
	Balance at September 30, 2023	Charge-offs	Recoveries	Provision for (reversal of) credit losses	Balance at December 31, 2023
	(In Thousands)
Multi-family mortgage	$25,590	$(354)	$—	$(774)	$24,462
Nonresidential mortgage	7,437	(3,689)	11	2,129	5,888
Commercial business	1,413	(158)	4	34	1,293
Construction	1,317	—	—	(146)	1,171
One- to four-family residential mortgage	10,703	(37)	113	874	11,653
Home equity loans	342	—	—	(12)	330
Other consumer	70	—	—	—	70
Total loans	$46,872	$(4,238)	$128	$2,105	$44,867

	Changes in the Allowance for Credit Losses Six Months Ended December 31, 2023
	Balance at June 30, 2023	Charge-offs	Recoveries	Provision for (reversal of) credit losses	Balance at December 31, 2023
	(In Thousands)
Multi-family mortgage	$26,362	$(354)	$—	$(1,546)	$24,462
Nonresidential mortgage	8,953	(5,722)	120	2,537	5,888
Commercial business	1,440	(347)	10	190	1,293
Construction	1,336	—	—	(165)	1,171
One- to four-family residential mortgage	10,237	(37)	113	1,340	11,653
Home equity loans	338	—	—	(8)	330
Other consumer	68	—	—	2	70
Total loans	$48,734	$(6,460)	$243	$2,350	$44,867
The allowance for credit losses on loans decreased from $44.9 million at June 30, 2024 to $44.5 million as of December 31, 2024. The decrease was primarily due to a decrease in the quantitative reserve on one- to four-family residential mortgage loans due to lower assumed loss rates, and a decrease in individually analyzed reserves on nonresidential mortgage loans. The decrease was offset by an increase in the quantitative reserve on nonresidential mortgage loans and an increase in the qualitative reserve on multi-family mortgage loans.

Allowance for Credit Losses on Off Balance Sheet Commitments
The following table presents the activity in the allowance for credit losses on off balance sheet commitments recorded in other non-interest expense for the three and six months ended December 31, 2024 and 2023:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
	(In Thousands)
Balance at beginning of the period	$1,069	$667	$796	$741
(Reversal of) provision for credit losses	(116)	(100)	157	(174)
Balance at end of the period	$953	$567	$953	$567
7.    DEPOSITS
Deposits at December 31, 2024 and June 30, 2024 are summarized as follows:

	December 31, 2024	June 30, 2024
	(In Thousands)
Non-interest-bearing demand	$601,510	$598,366
Interest-bearing demand	2,380,408	2,308,915
Savings	742,266	643,481
Certificates of deposits	1,946,876	1,607,361
Total deposits	$5,671,060	$5,158,123
8.    BORROWINGS
Borrowings at December 31, 2024 and June 30, 2024 consisted of the following:

	December 31, 2024	June 30, 2024
	(In Thousands)
FHLB advances	$1,028,949	$1,434,789
Federal Reserve Bank Term Funding Program ("BTFP") borrowings	—	100,000
Overnight borrowings (1)	230,000	175,000
Total borrowings	$1,258,949	$1,709,789
___________________________
(1)At December 31, 2024 and June 30, 2024, there were FHLB overnight line of credit borrowings of $230.0 million and $175.0 million, respectively.

Fixed rate advances from the FHLB of New York mature as follows:

	December 31, 2024		June 30, 2024
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars in Thousands)
By remaining period to maturity:
Less than one year	$829,000	4.53%	$1,328,500	5.25%
One to two years	—	—	6,500	2.82
Two to three years	—	—	—	—
Three to four years	200,000	3.98	200,000	3.98
Four to five years	—	—	—	—
Greater than five years	—	—	—	—
Total advances	1,029,000	4.42%	1,535,000	5.07%
Unamortized fair value adjustments	(51)		(211)
Total advances, net of fair value adjustments	$1,028,949		$1,534,789
At December 31, 2024, FHLB advances and overnight line of credit borrowings were collateralized by the FHLB capital stock owned by the Bank and mortgage loans with carrying values totaling approximately $3.32 billion. At June 30, 2024, FHLB advances and overnight line of credit borrowings were collateralized by the FHLB capital stock owned by the Bank and mortgage loans with carrying values totaling approximately $4.38 billion.
At December 31, 2024 there were no BTFP borrowings. At June 30, 2024, BTFP borrowings were secured by agency mortgage-backed securities with a par value of $113.5 million.
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
Fair Values of Derivative Instruments on the Statement of Financial Condition
The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Statements of Financial Condition as of December 31, 2024 and June 30, 2024:

	December 31, 2024
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$32,110	Other liabilities	$497
Total		$32,110		$497

	June 30, 2024
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$54,362	Other liabilities	$—
Total		$54,362		$—

Cash Flow Hedges of Interest Rate Risk
The Company’s uses derivatives to add stability to interest expense and interest income and to manage its exposure to interest rate movements. The Company has entered into interest rate swaps, interest rate caps and an interest rate floor as part of its interest rate risk management strategy. These interest rate products are designated as cash flow hedges. As of December 31, 2024, the Company had a total of 13 interest rate swaps and caps with a total notional amount of $1.73 billion hedging specific wholesale funding and six interest rate floors with a notional amount of $400.0 million hedging floating-rate available for sale securities.
For derivatives designated as cash flow hedges, the gain or loss on the derivative is recorded in other comprehensive income, net of tax, and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.
For cash flow hedges on the Company’s wholesale funding positions, amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s hedged variable rate wholesale funding positions. During the three and six months ended December 31, 2024, the Company reclassified $6.7 million and $15.4 million, respectively, as a reduction in interest expense. During the next twelve months, the Company estimates that $18.2 million will be reclassified as a reduction in interest expense.
For cash flow hedges on the Company’s assets, amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest income as interest payments are received on the Company’s hedged variable rate assets. During the three and six months ended December 31, 2024, the Company did not reclassify any amount to interest income. During the next twelve months, the Company estimates that $676,000 will be reclassified as a reduction in interest income.
The table below presents the pre-tax effects of the Company’s derivative instruments designated as cash flow hedges on the Consolidated Statements of Income for the three and six months ended December 31, 2024 and 2023:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
	(In Thousands)
Amount of gain (loss) recognized in other comprehensive income	$15,766	$(18,987)	$(1,772)	$(4,878)
Amount of gain reclassified from accumulated other comprehensive income to interest expense	$6,673	$9,363	$15,366	$18,834
Fair Value Hedges of Interest Rate Risk
The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. Such derivatives are used to hedge the changes in fair value of certain of its pools of fixed rate assets. During the three and six months ended December 31, 2024, the Company had one interest rate swap mature with a notional amount of $100.0 million. As of December 31, 2024, the Company had four interest rate swaps with a notional amount of $625.0 million hedging fixed-rate residential mortgage loans.
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivatives as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.
The table below presents the effects of the Company’s derivative instruments designated as fair value hedges on the Consolidated Statements of Income for the three and six months ended December 31, 2024 and December 31, 2023:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
	(In Thousands)
(Loss) gain on hedged items recorded in interest income on loans	$(7,465)	$12,126	$6,190	$8,006
Gain (loss) on hedges recorded in interest income on loans	$9,059	$(9,383)	$(1,739)	$(2,733)

As of December 31, 2024 and June 30, 2024, the following amounts were recorded on the Statement of Financial Condition related to cumulative basis adjustment for fair value hedges:

	December 31, 2024	June 30, 2024
	(In Thousands)
Loans receivable:
Carrying amount of the hedged assets(1)	$621,870	$715,680
Fair value hedging adjustment included in the carrying amount of the hedged assets	$(3,130)	$(9,320)
___________________________________
(1)This amount includes the amortized cost basis of the closed portfolios of loans receivable used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At December 31, 2024 and June 30, 2024, the amortized cost basis of the closed portfolios used in these hedging relationships was $1.00 billion and $1.29 billion, respectively.
Offsetting Derivatives
The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives in the Consolidated Statements of Financial Condition as of December 31, 2024 and June 30, 2024, respectively. The net amounts presented for derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Statements of Financial Condition.

	December 31, 2024
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
	(In Thousands)
Assets:
Interest rate contracts	$32,948	$(838)	$32,110	$—	$—	$32,110
Total	$32,948	$(838)	$32,110	$—	$—	$32,110

Liabilities:
Interest rate contracts	$1,335	$(838)	$497	$—	$—	$497
Total	$1,335	$(838)	$497	$—	$—	$497

	June 30, 2024
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
	(In Thousands)
Assets:
Interest rate contracts	$54,423	$(61)	$54,362	$—	$—	$54,362
Total	$54,423	$(61)	$54,362	$—	$—	$54,362

Liabilities:
Interest rate contracts	$61	$(61)	$—	$—	$—	$—
Total	$61	$(61)	$—	$—	$—	$—

Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations and could be required to terminate its derivative positions with the counterparty. The Company also has agreements with its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well-capitalized institution, then the Company could be required to terminate its derivative positions with the counterparty. At December 31, 2024, four of the Company’s derivatives were in a net liability position. As required under the enforceable master netting arrangement with its derivatives counterparties, as of December 31, 2024 and June 30, 2024, the Company was not required to post financial collateral.
In addition to the derivative instruments noted above, the Company’s pipeline of loans held for sale at December 31, 2024 and June 30, 2024, included $4.6 million and $16.0 million, respectively, of in process loans whose terms included interest rate locks to borrowers, which are considered free-standing derivative instruments whose fair values are not material to the Company’s financial condition or results of operations.
10.    BENEFIT PLANS
Components of Net Periodic Expense
The following table sets forth the aggregate net periodic benefit expense for the Bank’s Benefit Equalization Plan, Postretirement Welfare Plan, Directors’ Consultation and Retirement Plan, Atlas Bank Retirement Income Plan and Supplemental Executive Retirement Plan:

	Three Months Ended December 31,		Six Months Ended December 31,		Affected Line Item in the Consolidated Statements of Income
	2024	2023	2024	2023
	(In Thousands)
Service cost	$18	$20	$36	$38	Salaries and employee benefits
Interest cost	97	93	180	184	Other expense
Accretion of unrecognized gain	(27)	(15)	(53)	(30)	Other expense
Expected return on assets	(22)	(23)	(45)	(46)	Other expense
Net periodic benefit cost	$66	$75	$118	$146
2021 Equity Incentive Plan
During the six months ended December 31, 2024, the Company granted 380,007 restricted stock units (“RSUs”) comprised of 278,530 service-based RSUs and 101,477 performance-based RSUs. The service-based RSUs will vest in three tranches over a period of three years and the performance-based RSUs will cliff vest upon the achievement of performance measures over the three-year period ending June 30, 2027. The number of performance-based RSUs that will vest, if any, will depend on whether, and to what extent, the performance measures are achieved. Common stock will be issued from authorized shares upon the vesting of the RSUs.

11.    INCOME TAXES
The following table presents a reconciliation between the reported income taxes for the periods presented and the income taxes which would be computed by applying the federal income tax rate of 21% to income for the three and six months ended December 31, 2024 and 2023:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
	(Dollars in Thousands)
Income before income taxes	$7,817	$(12,045)	$14,995	$1,106
Statutory federal tax rate	21%	21%	21%	21%
Federal income tax at statutory rate	$1,642	$(2,529)	$3,149	$232
(Reduction) increase in income taxes resulting from:
Tax exempt interest	(13)	(17)	(27)	(35)
State tax, net of federal tax effect	567	(966)	753	(188)
Incentive stock option compensation expense	—	2	—	5
Income from bank-owned life insurance	(548)	(364)	(1,087)	(714)
Surrender of bank-owned life insurance polices	—	5,713	—	5,713
Other items, net	(397)	(57)	(451)	78
Total income tax expense	$1,251	$1,782	$2,337	$5,091
Effective income tax rate	16.00%	(14.79)%	15.59%	460.31%
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
Assets and Liabilities Measured on a Recurring Basis:
The following methods and significant assumptions were used to estimate the fair values as of December 31, 2024 and June 30, 2024:
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
Those assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Debt securities available for sale:
Asset-backed securities	$—	$72,079	$—	$72,079
Collateralized loan obligations	—	333,065	—	333,065
Corporate bonds	—	137,575	—	137,575
Total debt securities	—	542,719	—	542,719

Mortgage-backed securities available for sale:
Residential pass-through securities	—	343,173	—	343,173
Commercial pass-through securities	—	132,387	—	132,387
Total mortgage-backed securities	—	475,560	—	475,560
Total securities available for sale	$—	$1,018,279	$—	$1,018,279

Interest rate contracts	$—	$32,110	$—	$32,110

Total assets	$—	$1,050,389	$—	$1,050,389

Liabilities:
Interest rate contracts	$—	$497	$—	$497
Total liabilities	$—	$497	$—	$497

	June 30, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Debt securities available for sale:
Asset-backed securities	$—	$80,440	$—	$80,440
Collateralized loan obligations	—	389,543	—	389,543
Corporate bonds	—	131,797	—	131,797
Total debt securities	—	601,780	—	601,780

Mortgage-backed securities available for sale:
Residential pass-through securities	—	337,264	—	337,264
Commercial pass-through securities	—	133,789	—	133,789
Total mortgage-backed securities	—	471,053	—	471,053
Total securities available for sale	$—	$1,072,833	$—	$1,072,833

Interest rate contracts	$—	$54,362	$—	$54,362

Total assets	$—	$1,127,195	$—	$1,127,195
Assets Measured on a Non-Recurring Basis:
The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a non-recurring basis at December 31, 2024 and June 30, 2024:
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

Those assets measured at fair value on a non-recurring basis are summarized below:

	December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Collateral dependent loans:
Multi-family mortgage	$—	$—	$1,896	$1,896
Nonresidential mortgage	—	—	5,022	5,022
Total	$—	$—	$6,918	$6,918

	June 30, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Collateral dependent loans:
Multi-family mortgage	$—	$—	$1,896	$1,896
Nonresidential mortgage	—	—	5,014	5,014
Total	$—	$—	$6,910	$6,910
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value:

	December 31, 2024
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(Dollars in Thousands)
Collateral dependent loans:
Multi-family mortgage	$1,896	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	13.75%	13.75%
Nonresidential mortgage	5,022	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	8.76%	8.76%
Total	$6,918

	June 30, 2024
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(Dollars in Thousands)
Collateral dependent loans:
Multi-family mortgage	$1,896	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	13.32%	13.32%
Nonresidential mortgage	5,014	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	8.93%	8.93%
Total	$6,910
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

At December 31, 2024, collateral dependent loans valued using Level 3 inputs comprised loans with principal balances totaling $6.9 million and a valuation allowance of $6,000 reflecting an aggregate fair value of $6.9 million. By comparison, at June 30, 2024, collateral dependent loans valued using Level 3 inputs comprised loans with principal balances totaling $7.4 million and a valuation allowance of $508,000 reflecting an aggregate fair value of $6.9 million.
Once a loan is foreclosed, the fair value of the other real estate owned continues to be evaluated based upon the fair value of the repossessed real estate originally securing the loan. At December 31, 2024 and June 30, 2024, the Company had no other real estate owned assets, respectively.
The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2024 and June 30, 2024:

	December 31, 2024
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$141,554	$141,554	$141,554	$—	$—
Investment securities available for sale	1,018,279	1,018,279	—	1,018,279	—
Investment securities held to maturity	127,266	111,284	—	111,284	—
Loans held-for-sale	5,695	5,691	—	5,691	—
Net loans receivable	5,747,301	5,169,294	—	—	5,169,294
FHLB Stock	64,443	—	—	—	—
Interest receivable	27,772	27,772	23	7,437	20,312
Interest rate contracts	32,110	32,110	—	32,110	—

Financial liabilities:
Deposits other than certificates of deposits	3,724,184	3,724,184	3,724,184	—	—
Certificates of deposits	1,946,876	1,940,887	—	—	1,940,887
Borrowings	1,258,949	1,256,312	—	—	1,256,312
Interest payable on deposits	6,866	6,866	3,205	—	3,661
Interest payable on borrowings	3,481	3,481	—	—	3,481
Interest rate contracts	497	497	—	497	—

	June 30, 2024
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$63,864	$63,864	$63,864	$—	$—
Investment securities available for sale	1,072,833	1,072,833	—	1,072,833	—
Investment securities held to maturity	135,742	119,278	—	119,278	—
Loans held-for-sale	6,036	6,077	—	6,077	—
Net loans receivable	5,687,848	5,114,459	—	—	5,114,459
FHLB Stock	80,300	—	—	—	—
Interest receivable	29,521	29,521	11	8,986	20,524
Interest rate contracts	54,362	54,362	—	54,362	—

Financial liabilities:
Deposits other than certificates of deposits	3,550,762	3,550,762	3,550,762	—	—
Certificates of deposits	1,607,361	1,597,939	—	—	1,597,939
Borrowings	1,709,789	1,703,924	—	—	1,703,924
Interest payable on deposits	5,662	5,662	3,397	—	2,265
Interest payable on borrowings	7,784	7,784	—	—	7,784
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

13.    COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss included in stockholders’ equity at December 31, 2024 and June 30, 2024 are as follows:

	December 31, 2024	June 30, 2024
	(In Thousands)
Net unrealized loss on securities available for sale	$(126,300)	$(130,673)
Tax effect	36,482	37,683
Net of tax amount	(89,818)	(92,990)

Fair value adjustments on derivatives	24,535	41,673
Tax effect	(7,116)	(12,085)
Net of tax amount	17,419	29,588

Benefit plan adjustments	424	337
Tax effect	(122)	(98)
Net of tax amount	302	239

Total accumulated other comprehensive loss	$(72,097)	$(63,163)
Other comprehensive loss and related tax effects for the three and six months ended December 31, 2024 and 2023 are presented in the following table:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
	(In Thousands)
Net unrealized holding (loss) gain on securities available for sale	$(19,516)	$42,048	$4,373	$13,546

Net realized loss on sale and call of securities available for sale	—	18,135	—	18,135

Fair value adjustments on derivatives	9,093	(28,350)	(17,138)	(23,712)

Benefit plans:
Accretion of net actuarial gain (1)	(28)	(14)	(54)	(29)
Net actuarial gain (loss)	—	—	141	(95)
Net change in benefit plan accrued expense	(28)	(14)	87	(124)

Other comprehensive (loss) gain before taxes	(10,451)	31,819	(12,678)	7,845
Tax effect	3,078	(9,173)	3,744	(2,219)
Total other comprehensive (loss) gain	$(7,373)	$22,646	$(8,934)	$5,626
___________________________________
(1)Represents amounts reclassified out of accumulated other comprehensive loss and included in the computation of net periodic pension expense. See Note 10 - Benefit Plans for additional information.

14.    NET INCOME PER COMMON SHARE (“EPS”)
The following schedule shows the Company’s earnings per share calculations for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
	(In Thousands, Except Per Share Data)
Net income (loss)	$6,566	$(13,827)	$12,658	$(3,985)

Weighted average number of common shares outstanding - basic	62,498	62,299	62,443	62,657
Effect of dilutive securities	132	—	31	—
Weighted average number of common shares outstanding - diluted	62,630	62,299	62,474	62,657

Basic earnings per share	$0.11	$(0.22)	$0.20	$(0.06)
Diluted earnings per share	$0.10	$(0.22)	$0.20	$(0.06)
Stock options for 2,751,902 and 2,820,922 shares of common stock were not considered in computing diluted earnings per share for the three months ended December 31, 2024 and 2023, respectively, and stock options for 2,751,902 and 2,820,922 shares of common stock were not considered in computing diluted earnings per share for the six months ended December 31, 2024 and 2023, respectively, because they were considered anti-dilutive. In addition, 157,093 and 415,999 RSUs were not considered in computing diluted earnings per share for the three months ended December 31, 2024 and December 31, 2023, respectively and 698,445 and 533,838 RSUs were not considered in computing diluted earnings per share for the three and six months ended December 31, 2024 and December 31, 2023, respectively because they were considered anti-dilutive.

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
Critical Accounting Policies
Our accounting policies are integral to understanding the results reported. We consider accounting policies that require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. At December 31, 2024, there have been no material changes to our critical accounting policies as compared to the critical accounting policies disclosed in our most recent Annual Report on Form 10-K. Reference is made to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024.
Comparison of Financial Condition at December 31, 2024 and June 30, 2024
Executive Summary. Total assets increased $47.9 million to $7.73 billion at December 31, 2024 from $7.68 billion at June 30, 2024. The increase primarily reflected increases in cash and cash equivalents and in net loans receivable, partially offset by a decrease in investment securities available for sale, as discussed below, declines in the market values of interest rate derivatives and a decrease in Federal Home Loan Bank of New York (“FHLB”) capital stock.
Investment Securities. Investment securities available for sale decreased $54.6 million to $1.02 billion at December 31, 2024, from $1.07 billion at June 30, 2024. This decrease was largely the result of principal repayments of $118.2 million, partially offset by purchases of $58.9 million and a $4.4 million increase in the fair value of the portfolio to a net unrealized loss of $126.3 million.
Investment securities held to maturity decreased $8.5 million to $127.3 million at December 31, 2024 from $135.7 million at June 30, 2024. This decrease was driven by principal repayments of $8.6 million.
Additional information regarding our investment securities at December 31, 2024 and June 30, 2024 is presented in Note 4 to the unaudited consolidated financial statements.
Loans Held-for-Sale. Loans held-for-sale totaled $5.7 million at December 31, 2024 as compared to $6.0 million at June 30, 2024 and are reported separately from the balance of net loans receivable. During the six months ended December 31, 2024, we sold $64.3 million of residential mortgage loans, resulting in a gain on sale of $504,000.

Net Loans Receivable. Net loans receivable increased $59.5 million, or 1.0%, to $5.75 billion at December 31, 2024 from $5.69 billion at June 30, 2024. Details regarding the change in the loan portfolio, by loan segment, are presented below:

	December 31, 2024	June 30, 2024	Increase/ (Decrease)
	(In Thousands)
Commercial loans:
Multi-family mortgage	$2,722,623	$2,645,851	$76,772
Nonresidential mortgage	950,194	948,075	2,119
Commercial business	135,740	142,747	(7,007)
Construction	176,704	209,237	(32,533)
Total commercial loans	3,985,261	3,945,910	39,351

One- to four-family residential mortgage	1,765,160	1,756,051	9,109

Consumer loans:
Home equity loans	47,101	44,104	2,997
Other consumer	2,778	2,685	93
Total consumer loans	49,879	46,789	3,090

Total loans	5,800,300	5,748,750	51,550

Unaccreted yield adjustments	(8,542)	(15,963)	7,421
Allowance for credit losses	(44,457)	(44,939)	482

Net loans receivable	$5,747,301	$5,687,848	$59,453
Commercial loan origination volume for the six months ended December 31, 2024 totaled $242.3 million, comprised of $128.4 million of commercial mortgage loan originations, $59.3 million of commercial business loan originations and construction loan disbursements of $54.6 million.
One- to four-family residential mortgage loan origination volume, excluding loans held-for-sale, totaled $89.6 million for the six months ended December 31, 2024. Home equity loan and line of credit origination volume for the same period totaled $12.5 million.
Loan-to-value (“LTV”) ratios are based on current period loan balances and original appraised values at the time of origination unless a current appraisal has been obtained as a result of the loan being deemed collateral dependent and individually analyzed. The following table sets forth the composition of our real estate secured loans indicating the LTV, by loan category, at December 31, 2024 and June 30, 2024:

	December 31, 2024		June 30, 2024
	Balance	LTV	Balance	LTV
	(Dollars in Thousands)
Commercial mortgage loans:
Multi-family mortgage	$2,722,623	63%	$2,645,851	63%
Nonresidential mortgage(1)	950,194	53	948,075	53
Construction	176,704	59	209,237	56
Total commercial mortgage loans	3,849,521	60	3,803,163	60

One- to four-family residential mortgage	1,765,160	62	1,756,051	62

Consumer loans:
Home equity loans	47,101	50	44,104	49

Total mortgage loans	$5,661,782	61%	$5,603,318	61%
___________________________________
(1)At December 31, 2024 and June 30, 2024, includes $851,731 and $849,033 of non-owner occupied commercial real estate (“CRE”) loans with an LTV of 53% and 53%, respectively, and includes $98,463 and $99,042 of owner occupied CRE loans with an LTV of 48% and 50%, respectively.

Additional information about our loan portfolio at December 31, 2024 and June 30, 2024 is presented in Note 5 to the unaudited consolidated financial statements.
Nonperforming Assets. Nonperforming assets decreased $2.2 million to $37.7 million, or 0.49% of total assets, at December 31, 2024, from $39.9 million, or 0.52% of total assets, at June 30, 2024, respectively.
Additional information about our nonperforming loans and loan modifications at December 31, 2024 and June 30, 2024 is presented in Note 5 to the unaudited consolidated financial statements.
Allowance for Credit Losses (“ACL”). At December 31, 2024 and June 30, 2024, the ACL totaled $44.5 million, or 0.77% of total loans. The ACL for the six months ended December 31, 2024 reflected net charge-offs of $697,000, partially offset by a provision for credit losses of $215,000. The provision for credit losses for the six months ended December 31, 2024 was primarily driven by an increase in the balance of loans receivable.
Additional information about our ACL at December 31, 2024 and June 30, 2024 is presented in Note 6 to the unaudited consolidated financial statements.
Other Assets. The aggregate balance of other assets, including premises and equipment, Federal Home Loan Bank (“FHLB”) stock, interest receivable, goodwill, core deposit intangibles, bank owned life insurance (“BOLI”), deferred income taxes, and other assets, decreased $25.8 million to $691.3 million at December 31, 2024 from $717.1 million at June 30, 2024. The decrease in the balance of these other assets during the six months ended December 31, 2024 largely reflected a decrease in the market value of interest rate derivatives and a decrease in FHLB stock, partially offset by increases in BOLI and other receivables resulting from unsettled funds. The remaining change generally reflected normal operating fluctuations within these line items.
Deposits. Total deposits increased $512.9 million, or 9.9%, to $5.67 billion at December 31, 2024 from $5.16 billion at June 30, 2024. Included in total deposits are brokered and listing service time deposits of $752.0 million at December 31, 2024 and $408.2 million at June 30, 2024. This increase was driven by a reallocation from FHLB advances into brokered certificates of deposits, due to the relatively more favorable economics of brokered deposits compared to advances in the current economic environment, and growth in deposits from our branch network and digital channels. The following table sets forth the distribution of, and changes in, deposits, by type, for the periods indicated:

	December 31, 2024	June 30, 2024	Increase/ (Decrease)
	(In Thousands)
Non-interest-bearing deposits	$601,510	$598,366	$3,144

Interest-bearing deposits:
Interest-bearing demand	2,380,408	2,308,915	71,493
Savings	742,266	643,481	98,785
Certificates of deposit (retail)	1,194,865	1,199,127	(4,262)
Certificates of deposit (brokered and listing service)	752,011	408,234	343,777
Interest-bearing deposits	5,069,550	4,559,757	509,793
Total deposits	$5,671,060	$5,158,123	$512,937
Uninsured deposits totaled $1.96 billion as of December 31, 2024 compared to $1.77 billion as of June 30, 2024. Excluding collateralized deposits of state and local governments, and deposits of the Bank’s wholly-owned subsidiary and holding company, uninsured deposits totaled $797.7 million, or 14.1% of total deposits, at December 31, 2024 compared to $764.4 million, or 14.8% of total deposits, at June 30, 2024.
Additional information about our deposits at December 31, 2024 and June 30, 2024 is presented in Note 7 to the unaudited consolidated financial statements.
Borrowings. The balance of borrowings decreased by $450.8 million to $1.26 billion at December 31, 2024 from $1.71 billion at June 30, 2024, primarily reflecting a decrease in FHLB and other borrowings offset by an increase in brokered certificates of deposits, as noted above.
At December 31, 2024, we maintained available secured borrowing capacity with the FHLB and the Federal Reserve Discount Window of $2.32 billion, an increase of $494.0 million from June 30, 2024, and represents 30.0% of total assets.
Additional information about our borrowings at December 31, 2024 and June 30, 2024 is presented in Note 8 to the unaudited consolidated financial statements.

Other Liabilities. The balance of other liabilities, including advance payments by borrowers for taxes and other miscellaneous liabilities, decreased $5.5 million to $56.5 million at December 31, 2024 from $62.0 million at June 30, 2024. The change in the balance of these other liabilities generally reflected normal operating fluctuations during the period.
Stockholders’ Equity. Stockholders’ equity decreased $8.7 million to $744.9 million at December 31, 2024 from $753.6 million at June 30, 2024. The decrease in stockholders’ equity during the six months ended December 31, 2024 largely reflected cash dividends of $13.8 million and an other comprehensive loss of $8.9 million, partially offset by net income of $12.7 million. The other comprehensive loss for the six months ended December 31, 2024 was driven by a decrease in the fair value of our derivatives portfolio, partially offset by an increase in the fair value of our available for sale securities.
Book value per share decreased by $0.16 to $11.53 at December 31, 2024 while tangible book value per share decreased by $0.15 to $9.75 at December 31, 2024. These decreases were driven by the decreases in stockholders’ equity, as described above.
Comparison of Operating Results for the Quarter Ended December 31, 2024 and December 31, 2023
Net Income (Loss). Net income for the quarter ended December 31, 2024 was $6.6 million, or $0.10 per diluted share, compared to a net loss of $13.8 million, or $0.22 per diluted share, for the quarter ended December 31, 2023. The increase in net income reflected an increase in non-interest income and decreases in income tax expense and in the provision for credit losses, partially offset by a decrease in net interest income. The net loss for the prior year period included a $12.9 million after-tax net loss on the sale of securities that resulted from a previously announced investment securities repositioning and an after-tax net loss of $6.3 million from the previously disclosed BOLI restructure.
Net Interest Income. Net interest income decreased by $3.2 million to $32.6 million for the quarter ended December 31, 2024 compared to $35.8 million for the quarter ended December 31, 2023. The decrease between the comparative periods resulted from an increase of $2.1 million in interest expense and a decrease of $1.1 million in interest income. Included in net interest income for the quarters ended December 31, 2024 and 2023, respectively, was purchase accounting accretion of $685,000 and $640,000, and loan prepayment penalty income of $288,000 and $185,000.
Net interest margin decreased 12 basis points to 1.82% for the quarter ended December 31, 2024, from 1.94% for the quarter ended December 31, 2023 reflecting an increase in the cost and average balances of interest-bearing deposits and a decrease in the average balance of interest-earning assets, partially offset by a decrease in the cost and average balance of interest-bearing borrowings and an increase in the yield on interest-earning assets.

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

	Three Months Ended December 31,
	2024			2023
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$5,762,053	$65,408	4.54%	$5,726,321	$63,384	4.43%
Taxable investment securities (2)	1,285,800	13,803	4.29	1,509,165	16,756	4.44
Tax-exempt securities (2)	9,711	59	2.42	15,025	84	2.25
Other interest-earning assets (3)	116,354	2,215	7.62	139,740	2,401	6.87
Total interest-earning assets	7,173,918	81,485	4.54	7,390,251	82,625	4.47
Non-interest-earning assets	459,982			554,335
Total assets	$7,633,900			$7,944,586

Interest-bearing liabilities:
Interest-bearing demand	$2,314,378	17,134	2.96	$2,301,169	16,736	2.91
Savings	711,801	2,300	1.29	664,926	738	0.44
Certificates of deposit (retail)	1,211,985	12,293	4.06	1,292,837	9,892	3.06
Certificates of deposit (brokered and listing service)	735,736	4,994	2.71	531,479	2,974	2.24
Total interest-bearing deposits	4,973,900	36,721	2.95	4,790,411	30,340	2.53
Federal Home Loan Bank advances	1,085,455	10,244	3.78	1,513,497	14,436	3.82
Other borrowings	156,522	1,908	4.88	142,283	2,010	5.65
Borrowings	1,241,977	12,152	3.91	1,655,780	16,446	3.97
Total interest-bearing liabilities	6,215,877	48,873	3.15	6,446,191	46,786	2.90
Non-interest-bearing liabilities (4)	670,173			659,681
Total liabilities	6,886,050			7,105,872
Stockholders' equity	747,850			838,714
Total liabilities and stockholders' equity	$7,633,900			$7,944,586

Net interest income		$32,612			$35,839
Interest rate spread (5)			1.39%			1.57%
Net interest margin (6)			1.82%			1.94%
Ratio of interest-earning assets to interest-bearing liabilities	1.15			1.15
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
(4)Includes average balances of non-interest-bearing deposits of $604.9 million and $597.3 million for the quarter ended December 31, 2024 and 2023, respectively.
(5)Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(6)Net interest margin represents net interest income as a percentage of average interest-earning assets.

Provision for Credit Losses. The provision for credit losses decreased $2.0 million to $107,000 for the quarter ended December 31, 2024, compared to $2.1 million for the quarter ended December 31, 2023. The provision for the quarter ended December 31, 2024 was primarily driven by loan growth compared to previous quarter end loan balances. By comparison, the provision for credit losses for the quarter ended December 31, 2023 was driven by charge-offs on three commercial real estate loans, partially offset by a decrease in the balance of loans receivable.
Additional information regarding the ACL and the associated provisions recognized during the quarters ended December 31, 2024 and 2023 is presented in Note 6 to the unaudited consolidated financial statements as well as the Comparison of Financial Condition at December 31, 2024 and June 30, 2024.
Non-Interest Income. Total non-interest income increased $20.9 million to $4.9 million for the quarter ended December 31, 2024, compared to a loss of $16.0 million for the quarter ended December 31, 2023.
There were no losses on sale and call of securities during the three months ended December 31, 2024, compared to a loss of $18.1 million recorded in the prior year period. The loss in the prior year period was due to the repositioning of our investment securities portfolio that involved the sale of $122.2 million of available for sale debt securities in December 2023.
We recognized a non-recurring loss of $974,000 attributable to the write-down of one other real estate owned (“OREO”) property during the quarter ended December 31, 2023. No such losses were recorded for the quarter ended December 31, 2024.
Income from BOLI increased $1.5 million to $2.6 million for the quarter ended December 31, 2024, primarily driven by improved income resulting from the BOLI restructure initiated in December 2023, and the absence of non-recurring exchange charges related to the restructure recorded in the prior year period.
The remaining changes in the other components of non-interest income between comparative periods generally reflected normal operating fluctuations within those line items.
Non-Interest Expense. Total non-interest expense decreased $206,000 to $29.6 million for the quarter ending December 31, 2024, compared to $29.8 million the quarter ended December 31, 2023.
Other non-interest expense decreased $724,000 to $3.1 million for the quarter ended December 31, 2024. This decrease reflected a decrease in OREO expenses following the sale of a our sole OREO asset in January 2024.
Salaries and employee benefits increased $297,000 to $17.6 million for quarter ended December 31, 2024. This increase was primarily driven by higher salary expense from annual merit increases.
Equipment and systems expense increased $78,000 to $3.9 million for the quarter ended December 31, 2024, largely driven by increases in technology expense associated with the Company’s ongoing digital banking initiatives.
Advertising and marketing expense increased $10,000 to $311,000 for the quarter ended December 31, 2024, largely driven by an increase in digital and online advertising campaigns to support our deposit growth initiatives.
The remaining changes in the other components of non-interest expense between comparative periods generally reflected normal operating fluctuations within those line items.
Provision for Income Taxes. Provision for income taxes decreased $531,000 to $1.3 million for the quarter ended December 31, 2024 from $1.8 million for the quarter ended December 31, 2023.
The decrease in income tax expense reflected the absence of discrete tax costs related to the BOLI restructure recorded in the prior comparative period, partially offset by pre-tax income in the current period compared to a pre-tax net loss in the prior comparative period.
Effective tax rates for the quarter ended December 31, 2024 and 2023 were 16.0% and (14.8)%, respectively. The increase in the effective tax rate was primarily due to the absence of discrete tax costs related to the BOLI restructure, as discussed above.

Comparison of Operating Results for the Six Months Ended December 31, 2024 and December 31, 2023
Net Income (Loss). Net income for the six months ended December 31, 2024 was $12.7 million, or $0.20 per diluted share, compared to a net loss of $4.0 million, or $0.06 per diluted share, for the six months ended December 31, 2023. The increase in net income reflected an increase in non-interest income and decreases in the provision for credit losses and income tax expense, partially offset by a decrease in net interest income. The net loss for the prior year period included a $12.9 million after-tax net loss on the sale of securities that resulted from a previously announced investment securities repositioning and an after-tax net loss of $6.3 million from the previously disclosed BOLI restructure.
Net Interest Income. Net interest income decreased by $9.9 million to $65.1 million for the six months ended December 31, 2024 compared to $75.0 million for the six months ended December 31, 2023. The decrease between the comparative periods resulted from an increase of $10.9 million in interest expense, partially offset by an increase of $944,000 in interest income. Included in net interest income for the six months ended December 31, 2024 and 2023, respectively, was purchase accounting accretion of $340,000 and $1.3 million, and loan prepayment penalty income of $1.3 million and $452,000.
Net interest margin decreased 21 basis points to 1.81% for the six months ended December 31, 2024, from 2.02% for the six months ended December 31, 2023 and reflected an increase in the cost of interest-bearing liabilities and a decrease in the average balance of interest-earning assets, partially offset by increases in the yield on interest-earning assets and a decrease in the average balance of interest-bearing liabilities.

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

	Six Months Ended December 31,
	2024			2023
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$5,761,823	$131,739	4.57%	$5,757,197	$126,153	4.38%
Taxable investment securities(2)	1,300,373	28,187	4.34	1,512,779	33,021	4.37
Tax-exempt securities(2)	10,977	130	2.36	15,254	171	2.25
Other interest-earning assets(3)	124,167	4,681	7.54	135,285	4,448	6.58
Total interest-earning assets	7,197,340	164,737	4.58	7,420,515	163,793	4.41
Non-interest-earning assets	463,826			561,529
Total assets	$7,661,166			$7,982,044

Interest-bearing liabilities:
Interest-bearing demand	$2,298,493	$34,996	3.05	$2,273,500	$31,204	2.75
Savings	690,020	4,057	1.18	692,217	1,576	0.46
Certificates of deposit (retail)	1,207,878	24,689	4.09	1,320,127	18,733	2.84
Certificates of deposit (brokered and listing service)	643,778	7,997	2.48	576,287	6,394	2.22
Total interest-bearing deposits	4,840,169	71,739	2.96	4,862,131	57,907	2.38
Federal Home Loan Bank advances	1,205,519	22,906	3.80	1,449,985	26,720	3.69
Other borrowings	196,766	5,034	5.12	150,190	4,167	5.55
Borrowings	1,402,285	27,940	3.99	1,600,175	30,887	3.86
Total interest-bearing liabilities	6,242,454	99,679	3.19	6,462,306	88,794	2.75
Non-interest-bearing liabilities(4)	669,448			669,317
Total liabilities	6,911,902			7,131,623
Stockholders' equity	749,264			850,421
Total liabilities and stockholders' equity	$7,661,166			$7,982,044

Net interest income		$65,058			$74,999
Interest rate spread(5)			1.39%			1.66%
Net interest margin(6)			1.81%			2.02%
Ratio of interest-earning assets to interest-bearing liabilities	1.15			1.15
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
(4)Includes average balances of non-interest-bearing deposits of $602.0 million and $604.8 million for the six months ended December 31, 2024 and 2023, respectively.
(5)Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(6)Net interest margin represents net interest income as a percentage of average interest-earning assets.

Provision for Credit Losses. The provision for credit losses decreased $2.1 million to $215,000 for the six months ended December 31, 2024, compared to $2.4 million for the six months ended December 31, 2023. The provision for the six months ended December 31, 2024 was primarily driven by loan growth. By comparison, the provision for credit losses for the six months ended December 31, 2023 was primarily driven by charge-offs on three related commercial real estate loans.
Additional information regarding the ACL and the associated provisions recognized during the six months ended December 31, 2024 and 2023 is presented in Note 6 to the unaudited consolidated financial statements as well as the Comparison of Financial Condition at December 31, 2024 and June 30, 2024.
Non-Interest Income. Total non-interest income increased $21.5 million to $9.5 million for the six months ended December 31, 2024, compared to a loss of $12.0 million for the six months ended December 31, 2023.
There were no gains on sale and call of securities during the six months ended December 31, 2024 compared to a loss of $18.1 million recorded during the prior year period. The loss in the prior period was due to the repositioning of our investment securities portfolio that involved the sale of $122.2 million of available for sale debt securities in December 2023.
We recognized a non-recurring loss of $973,000 attributable to the write-down of one other real estate owned (“OREO”) property during the quarter ended December 31, 2023, while there were no such losses recorded in the current period.
Income from bank owned life insurance increased $2.4 million to $5.2 million for the six months ended December 31, 2024. The increase was primarily due to improved income resulting from the BOLI restructure initiated in December 2023, and the absence of non-recurring exchange charges related to the restructure recorded in the prior year period.
The remaining changes in the other components of non-interest income between comparative periods generally reflected normal operating fluctuations within those line items.
Non-Interest Expense. Total non-interest expense decreased $194,000 to $59.3 million for the six months ended December 31, 2024, compared to $59.5 million for the six months ended December 31, 2023.
Equipment and systems expense increased $137,000 to $7.8 million for the quarter ended December 31, 2024, largely attributable to increases in technology expense associated with the Company's ongoing digital banking initiatives.
Advertising and marketing expense increased $124,000 to $653,000 for the six months ended December 31, 2024. This increase in advertising expense was largely driven by an increase in digital and online advertising campaigns to support our deposit growth initiatives.
Other non-interest expense decreased $669,000 to $6.4 million for the six months ended December 31, 2024. This decrease reflected a decrease in OREO expenses due to the sale of the bank’s sole OREO asset in the quarter ended December 31, 2023, partially offset by an increase in the provision for credit losses on off balance sheet commitments.
The remaining changes in the other components of non-interest expense between comparative periods generally reflected normal operating fluctuations within those line items.
Provision for Income Taxes. Provision for income taxes decreased $2.8 million to $2.3 million for the six months ended December 31, 2024 from $5.1 million for the six months ended December 31, 2023.
The decrease in income tax expense reflected the absence of $5.7 million of discrete tax cost associated with the BOLI restructure in the prior year period, partially offset by a higher level of pre-tax income in the current year period.
Effective tax rates for the six months ended December 31, 2024 and 2023 were 15.6% and 460.3%, respectively. The decrease in the effective tax rate was primarily due to the absence of discrete tax costs of $5.7 million associated with the BOLI restructure in the prior year period.
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
At December 31, 2024, liquidity included $141.6 million of short-term cash and cash equivalents and $1.02 billion of investment securities available for sale. As of December 31, 2024, we had the capacity to borrow additional cash funds totaling $2.32 billion and $1.60 billion from the FHLBNY and the Federal Reserve discount window, respectively, without pledging additional collateral. We had the ability to pledge additional securities to borrow an additional $96.0 million at December 31, 2024. As of that same date, we also had access to unsecured overnight borrowings with other financial institutions totaling $920.0 million of which none was outstanding.

At December 31, 2024, we had outstanding commitments to originate and purchase loans totaling $94.8 million while such commitments totaled $47.9 million at June 30, 2024. As of those same dates, our pipeline of loans held for sale included $4.6 million and $16.0 million, respectively, of loans in process whose terms included interest rate locks to borrowers that were paired with a best-efforts commitment to sell the loan to a buyer at a fixed price and within a predetermined timeframe after the sale commitment is established.
Construction loans in process and unused lines of credit were $90.0 million and $156.7 million, respectively, at December 31, 2024 compared to $75.7 million and $157.3 million, respectively, at June 30, 2024. We are also subject to the contingent liabilities resulting from letters of credit whose outstanding balances totaled $160,000 at December 31, 2024 and June 30, 2024, respectively.
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
The following table sets forth the Bank’s capital position at December 31, 2024 and June 30, 2024, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At December 31, 2024
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$699,334	14.49%	$386,098	8.00%	$482,622	10.00%
Tier 1 capital (to risk-weighted assets)	658,410	13.64%	289,573	6.00%	386,098	8.00%
Common equity tier 1 capital (to risk-weighted assets)	658,410	13.64%	217,180	4.50%	313,704	6.50%
Tier 1 capital (to adjusted total assets)	658,410	8.63%	305,045	4.00%	381,306	5.00%

	At June 30, 2024
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$688,597	14.42%	$382,034	8.00%	$477,542	10.00%
Tier 1 capital (to risk-weighted assets)	651,620	13.65%	286,525	6.00%	382,034	8.00%
Common equity tier 1 capital (to risk-weighted assets)	651,620	13.65%	214,894	4.50%	310,402	6.50%
Tier 1 capital (to adjusted total assets)	651,620	8.44%	308,656	4.00%	385,820	5.00%
The following table sets forth the Company’s capital position at December 31, 2024 and June 30, 2024, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At December 31, 2024
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$745,298	15.43%	$386,334	8.00%
Tier 1 capital (to risk-weighted assets)	704,374	14.59%	289,751	6.00%
Common equity tier 1 capital (to risk-weighted assets)	704,374	14.59%	217,313	4.50%
Tier 1 capital (to adjusted total assets)	704,374	9.22%	305,485	4.00%

	At June 30, 2024
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$743,741	15.57%	$382,247	8.00%
Tier 1 capital (to risk-weighted assets)	706,764	14.79%	286,685	6.00%
Common equity tier 1 capital (to risk-weighted assets)	706,764	14.79%	215,014	4.50%
Tier 1 capital (to adjusted total assets)	706,764	9.15%	309,031	4.00%
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
Off-Balance Sheet Arrangements
In the normal course of our business of investing in loans and securities we are a party to financial instruments with off-balance-sheet risk. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to extend credit to meet the financing needs of our customers. We had no significant off-balance sheet commitments for capital expenditures as of December 31, 2024.
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
The following tables present the results of our internal EVE and NII analyses as of December 31, 2024 and June 30, 2024, respectively:

	December 31, 2024
			1 to 12 Months		13 to 24 Months
Change in Interest Rates	EVE	% Change in EVE	NII	% Change in NII	NII	% Change in NII
	(Dollars in Thousands)
+300 bps	$346,622	(39.08)%	$136,617	(8.72)%	$150,669	(10.73)%
+200 bps	411,668	(27.64)%	139,942	(6.50)%	155,579	(7.82)%
+100 bps	491,516	(13.61)%	143,877	(3.87)%	161,978	(4.03)%
0 bps	568,945	—	149,663	—	168,782	—
-100 bps	643,182	13.05%	154,681	3.35%	176,309	4.46%
-200 bps	695,443	22.23%	158,304	5.77%	181,190	7.35%
-300 bps	757,157	33.08%	162,842	8.81%	184,993	9.60%

	June 30, 2024
			1 to 12 Months		13 to 24 Months
Change in Interest Rates	EVE	% Change in EVE	NII	% Change in NII	NII	% Change in NII
	(Dollars in Thousands)
+300 bps	$331,842	(41.07)%	$127,382	(8.51)%	$135,753	(10.66)%
+200 bps	400,548	(28.87)%	131,003	(5.91)%	140,351	(7.64)%
+100 bps	483,724	(14.10)%	135,289	(2.83)%	146,594	(3.53)%
0 bps	563,098	—	139,236	—	151,955	—
-100 bps	640,024	13.66%	144,991	4.13%	157,821	3.86%
-200 bps	693,495	23.16%	148,189	6.43%	159,928	5.25%
-300 bps	767,451	36.29%	150,478	8.07%	160,093	5.36%

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
During the quarter ended December 31, 2024, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1.    Legal Proceedings
At December 31, 2024, neither the Company nor the Bank were involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.
ITEM 1A.    Risk Factors
There have been no material changes to the Risk Factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2024, previously filed with the Securities and Exchange Commission.
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not repurchase any shares of its common stock during the three month period ended December 31, 2024.
ITEM 3.    Defaults Upon Senior Securities
Not applicable.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement.”

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
101
The following materials from the Company’s Form 10-Q for the quarter ended December 31, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

KEARNY FINANCIAL CORP.

Date: February 6, 2025	By:	/s/ Craig L. Montanaro
Craig L. Montanaro
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 6, 2025	By:	/s/ Sean Byrnes
Sean Byrnes
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)