Form 10-Q
period 2025-03-31
Kearny Financial Corp.
filed 2025-05-07
CIK 1617242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to ________
Commission File Number: 001-37399
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: April 30, 2025.
$0.01 par value common stock — 64,579,683 shares outstanding

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In Thousands, Except Share and Per Share Data)

	March 31, 2025	June 30, 2024
	(Unaudited)
Assets
Cash and amounts due from depository institutions	$17,455	$17,201
Interest-bearing deposits in other banks	108,640	46,663
Cash and cash equivalents	126,095	63,864
Investment securities available for sale (amortized cost of $1,116,087 and $1,203,506, respectively)	1,003,393	1,072,833
Investment securities held to maturity (fair value of $110,850 and $119,278, respectively)	124,859	135,742
Loans held-for-sale	6,187	6,036
Loans receivable	5,846,175	5,732,787
Less: allowance for credit losses on loans	(44,455)	(44,939)
Net loans receivable	5,801,720	5,687,848
Premises and equipment	44,192	44,940
Federal Home Loan Bank (“FHLB”) of New York stock	62,261	80,300
Accrued interest receivable	28,521	29,521
Goodwill	113,525	113,525
Core deposit intangibles	1,554	1,931
Bank owned life insurance	303,629	297,874
Deferred income tax assets, net	52,913	50,339
Other assets	64,292	98,708
Total Assets	$7,733,141	$7,683,461

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest-bearing	$587,118	$598,366
Interest-bearing	5,120,230	4,559,757
Total deposits	5,707,348	5,158,123
Borrowings	1,213,976	1,709,789
Advance payments by borrowers for taxes	19,981	17,409
Other liabilities	43,723	44,569
Total Liabilities	6,985,028	6,929,890

Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 800,000,000 shares authorized; 64,579,683 shares and 64,434,424 shares issued and outstanding, respectively	646	644
Paid-in capital	494,131	493,680
Retained earnings	341,921	343,326
Unearned employee stock ownership plan shares; 2,006,979 shares and 2,157,501 shares, respectively	(19,457)	(20,916)
Accumulated other comprehensive loss	(69,128)	(63,163)
Total Stockholders' Equity	748,113	753,571
Total Liabilities and Stockholders' Equity	$7,733,141	$7,683,461
See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Interest Income
Loans	$64,768	$64,035	$196,507	$190,188
Taxable investment securities	12,738	15,490	40,925	48,511
Tax-exempt investment securities	55	85	185	256
Other interest-earning assets	1,773	2,475	6,454	6,923
Total Interest Income	79,334	82,085	244,071	245,878

Interest Expense
Deposits	34,912	32,320	106,651	90,227
Borrowings	10,380	15,446	38,320	46,333
Total Interest Expense	45,292	47,766	144,971	136,560
Net Interest Income	34,042	34,319	99,100	109,318
Provision for credit losses	366	349	581	2,699
Net Interest Income after Provision for Credit Losses	33,676	33,970	98,519	106,619

Non-Interest Income
Fees and service charges	573	657	1,835	2,029
Loss on sale and call of securities	—	—	—	(18,135)
Gain (loss) on sale of loans	112	(712)	616	(393)
Loss on write down of other real estate owned	—	—	—	(974)
Income from bank owned life insurance	2,617	3,039	7,803	5,867
Electronic banking fees and charges	391	464	1,275	1,227
Other income	869	755	2,532	2,580
Total Non-Interest Income	4,562	4,203	14,061	(7,799)

Non-Interest Expense
Salaries and employee benefits	17,700	16,911	52,777	51,954
Net occupancy expense of premises	3,075	2,863	8,704	8,295
Equipment and systems	3,921	3,823	11,673	11,438
Advertising and marketing	609	387	1,262	916
Federal deposit insurance premium	1,450	1,429	4,516	4,448
Directors' compensation	326	360	1,048	1,146
Other expense	3,309	3,286	9,757	10,403
Total Non-Interest Expense	30,390	29,059	89,737	88,600
Income before Income Taxes	7,848	9,114	22,843	10,220
Income tax expense	1,200	1,717	3,537	6,808
Net Income	$6,648	$7,397	$19,306	$3,412

Net Income per Common Share (EPS)
Basic	$0.11	$0.12	$0.31	$0.06
Diluted	$0.11	$0.12	$0.31	$0.06
Weighted Average Number of Common Shares Outstanding
Basic	62,548	62,205	62,478	62,507
Diluted	62,713	62,211	62,705	62,507
See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Net Income	$6,648	$7,397	$19,306	$3,412
Other Comprehensive Income (Loss) , net of tax:
Net unrealized gain (loss) on securities available for sale	9,701	(6,449)	12,873	3,225
Net realized loss on sale and call of securities available for sale	—	—	—	12,876
Fair value adjustments on derivatives	(6,712)	6,630	(18,881)	(10,206)
Benefit plan adjustments	(20)	(10)	43	(98)
Total Other Comprehensive Income (Loss)	2,969	171	(5,965)	5,797
Total Comprehensive Income	$9,617	$7,568	$13,341	$9,209
See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Per Share Data, Unaudited)

	Common Stock		Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance - December 31, 2023	64,445	$645	$493,297	$439,755	$(21,889)	$(63,830)	$847,978
Net income	—	—	—	7,397	—	—	7,397
Other comprehensive income, net of income tax	—	—	—	—	—	171	171
ESOP shares committed to be released (50 shares)	—	—	(135)	—	487	—	352
Stock-based compensation expense	—	—	95	—	—	—	95
Cancellation of shares issued for restricted stock awards	(8)	(1)	(70)	—	—	—	(71)
Cash dividends declared ($0.11 per common share)	—	—	—	(6,844)	—	—	(6,844)
Balance - March 31, 2024	64,437	$644	$493,187	$440,308	$(21,402)	$(63,659)	$849,078

	Common Stock		Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance - June 30, 2023	65,864	$659	$503,332	$457,611	$(22,862)	$(69,456)	$869,284
Net income	—	—	—	3,412	—	—	3,412
Other comprehensive income, net of income tax	—	—	—	—	—	5,797	5,797
ESOP shares committed to be released (150 shares)	—	—	(337)	—	1,460	—	1,123
Stock repurchases	(1,505)	(15)	(11,225)	—	—	—	(11,240)
Issuance of stock under stock benefit plans	133	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	1,887	—	—	—	1,887
Cancellation of shares issued for restricted stock awards	(55)	(1)	(469)	—	—	—	(470)
Cash dividends declared ($0.33 per common share)	—	—	—	(20,715)	—	—	(20,715)
Balance - March 31, 2024	64,437	$644	$493,187	$440,308	$(21,402)	$(63,659)	$849,078

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
(In Thousands, Except Per Share Data, Unaudited)

	Common Stock		Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance - December 31, 2024	64,580	$646	$494,092	$342,155	$(19,943)	$(72,097)	$744,853
Net income	—	—	—	6,648	—	—	6,648
Other comprehensive income, net of income tax	—	—	—	—	—	2,969	2,969
ESOP shares committed to be released (50 shares)	—	—	(143)	—	486	—	343
Stock-based compensation expense	—	—	182	—	—	—	182
Cash dividends declared ($0.11 per common share)	—	—	—	(6,882)	—	—	(6,882)
Balance - March 31, 2025	64,580	$646	$494,131	$341,921	$(19,457)	$(69,128)	$748,113

	Common Stock		Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance - June 30, 2024	64,434	$644	$493,680	$343,326	$(20,916)	$(63,163)	$753,571
Net income	—	—	—	19,306	—	—	19,306
Other comprehensive loss, net of income tax	—	—	—	—	—	(5,965)	(5,965)
ESOP shares committed to be released (150 shares)	—	—	(407)	—	1,459	—	1,052
Issuance of stock under stock benefit plans	207	2	(2)	—	—	—	—
Stock-based compensation expense	—	—	1,209	—	—	—	1,209
Cancellation of shares issued for restricted stock awards	(61)	—	(349)	—	—	—	(349)
Cash dividends declared ($0.33 per common share)	—	—	—	(20,711)	—	—	(20,711)
Balance - March 31, 2025	64,580	$646	$494,131	$341,921	$(19,457)	$(69,128)	$748,113
See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Unaudited)

	Nine Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net income	$19,306	$3,412
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	3,307	3,590
Net accretion of yield adjustments	(1,107)	(2,038)
Deferred income taxes	13	2,438
Amortization of intangible assets	377	400
Amortization (accretion) of benefit plans’ unrecognized net loss (gain)	61	(139)
Provision for credit losses	581	2,699
Loss on write-down of other real estate owned	—	974
Loans originated for sale	(81,447)	(53,979)
Proceeds from sale of mortgage loans held-for-sale	81,912	69,814
(Gain) loss on sale of mortgage loans held-for-sale, net	(616)	393
Realized loss on sale/call of investment securities available for sale	—	18,135
Realized loss (gain) on disposition of premises and equipment	22	(11)
Increase in cash surrender value of bank owned life insurance	(7,756)	(5,867)
ESOP and stock-based compensation expense	2,261	3,010
Decrease (increase) in interest receivable	1,000	(2,932)
Decrease (increase) in other assets	5,001	(6,004)
(Decrease) increase in interest payable	(3,980)	466
(Decrease) increase in other liabilities	(2,252)	2,352
Net Cash Provided by Operating Activities	16,683	36,713

Cash Flows from Investing Activities:
Purchases of:
Investment securities available for sale	(58,852)	(64,000)
Investment securities held to maturity	(240)	(300)
Proceeds from:
Repayments/calls/maturities of investment securities available for sale	146,788	94,129
Repayments/calls/maturities of investment securities held to maturity	11,025	7,019
Sales of investment securities available for sale	—	104,083
Purchase of loans	(730)	(60,341)
Net (increase) decrease in loans receivable	(101,897)	118,330
Purchase of interest rate contracts	(2,729)	(887)
Proceeds from the sale of other real estate owned	—	11,982
Additions to premises and equipment	(2,597)	(323)
Proceeds from death benefit of bank owned life insurance	2,001	1,900
Net surrender of bank owned life insurance	—	299
Proceeds from cash settlement of premises and equipment	16	—
Purchase of FHLB stock	(38,511)	(54,544)
Redemption of FHLB stock	56,550	44,931
Net Cash Provided by Investing Activities	10,824	202,278
See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands, Unaudited)

	Nine Months Ended March 31,
	2025	2024

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	549,240	(420,105)
Repayment of term FHLB advances	(3,161,000)	(4,475,000)
Proceeds from term FHLB advances and other borrowings	2,755,000	4,650,000
Net (decrease) increase in other short-term borrowings	(90,000)	40,000
Net increase (decrease) in advance payments by borrowers for taxes	2,572	(951)
Repurchase and cancellation of common stock of Kearny Financial Corp.	—	(11,240)
Cancellation of shares repurchased on vesting to pay taxes	(349)	(470)
Dividends paid	(20,739)	(20,713)
Net Cash Provided by (Used in) Financing Activities	34,724	(238,479)
Net Increase in Cash and Cash Equivalents	62,231	512
Cash and Cash Equivalents - Beginning	63,864	70,515
Cash and Cash Equivalents - Ending	$126,095	$71,027

Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Income taxes, net of refunds	$3,517	$4,819
Interest	$148,951	$136,094

Non-cash investing and financing activities:
Transfers from loans receivable to loans held-for-sale	$—	$10,754
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
Basis of Presentation
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include the information or footnotes necessary for a complete presentation of financial condition, income, comprehensive income, changes in stockholders’ equity and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the unaudited consolidated financial statements have been included. The results of operations for the nine months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.
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
2.    SUBSEQUENT EVENTS
The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of March 31, 2025, for items that should potentially be recognized or disclosed in these consolidated financial statements (unaudited). The evaluation was conducted through the date this document was filed.
On April 23, 2025, the Company declared a quarterly cash dividend of $0.11 per share, payable on May 21, 2025 to stockholders of record as of May 7, 2025.
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
In November 2024, and as amended in January 2025, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires improved disclosures about a public business entity’s expenses, including more detailed information about the types of expenses in commonly presented expense captions. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, although early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its Consolidated Financial Statements.
4.    SECURITIES
The following tables present the amortized cost, gross unrealized gains and losses and estimated fair values for available for sale securities and the amortized cost, gross unrecognized gains and losses and estimated fair values for held to maturity securities as of the dates indicated:

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Available for sale:
Debt securities:
Asset-backed securities	$69,962	$117	$476	$—	$69,603
Collateralized loan obligations	323,466	1,378	108	—	324,736
Corporate bonds	138,969	267	9,566	—	129,670
Total debt securities	532,397	1,762	10,150	—	524,009

Mortgage-backed securities:
Residential pass-through securities (1)	429,942	7	84,355	—	345,594
Commercial pass-through securities (1)	153,748	461	20,419	—	133,790
Total mortgage-backed securities	583,690	468	104,774	—	479,384

Total securities available for sale	$1,116,087	$2,230	$114,924	$—	$1,003,393
___________________________
(1)Government-sponsored enterprises.

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Available for sale:
Debt securities:
Asset-backed securities	$80,305	$217	$82	$—	$80,440
Collateralized loan obligations	386,983	2,574	14	—	389,543
Corporate bonds	150,891	64	19,158	—	131,797
Total debt securities	618,179	2,855	19,254	—	601,780

Mortgage-backed securities:
Residential pass-through securities (1)	429,473	2	92,211	—	337,264
Commercial pass-through securities (1)	155,854	63	22,128	—	133,789
Total mortgage-backed securities	585,327	65	114,339	—	471,053

Total securities available for sale	$1,203,506	$2,920	$133,593	$—	$1,072,833
___________________________
(1)Government-sponsored enterprises.

	March 31, 2025
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Held to maturity:
Debt securities:
Obligations of state and political subdivisions	$8,929	$1	$112	$—	$8,818
Total debt securities	8,929	1	112	—	8,818

Mortgage-backed securities:
Residential pass-through securities (1)	103,740	46	12,272	—	91,514
Commercial pass-through securities (1)	12,190	—	1,672	—	10,518
Total mortgage-backed securities	115,930	46	13,944	—	102,032

Total securities held to maturity	$124,859	$47	$14,056	$—	$110,850
___________________________
(1)Government-sponsored enterprises.

	June 30, 2024
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Held to maturity:
Debt securities:
Obligations of state and political subdivisions	$12,913	$—	$277	$—	$12,636
Total debt securities	12,913	—	277	—	12,636

Mortgage-backed securities:
Residential pass-through securities (1)	110,614	—	14,134	—	96,480
Commercial pass-through securities (1)	12,215	—	2,053	—	10,162
Total mortgage-backed securities	122,829	—	16,187	—	106,642

Total securities held to maturity	$135,742	$—	$16,464	$—	$119,278
___________________________
(1)Government-sponsored enterprises.
Excluding the balances of mortgage-backed securities, the following tables present the amortized cost and estimated fair values of debt securities available for sale and held to maturity, by contractual maturity, at March 31, 2025:

	March 31, 2025
	Amortized Cost	Fair Value
	(In Thousands)
Available for sale debt securities:
Due in one year or less	$—	$—
Due after one year through five years	22,025	21,536
Due after five years through ten years	417,620	410,104
Due after ten years	92,752	92,369
Total	$532,397	$524,009

	March 31, 2025
	Amortized Cost	Fair Value
	(In Thousands)
Held to maturity debt securities:
Due in one year or less	$3,425	$3,419
Due after one year through five years	5,504	5,399
Due after five years through ten years	—	—
Due after ten years	—	—
Total	$8,929	$8,818

Sales of securities available for sale were as follows for the periods presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
	(In Thousands)
Available for sale securities sold:
Proceeds from sales of securities	$—	$—	$—	$104,083

Gross realized losses	$—	$—	$—	$(18,135)
Net loss on sales of securities	$—	$—	$—	$(18,135)

The carrying value of securities pledged were as follows as of the dates presented below:

	March 31, 2025	June 30, 2024
	(In Thousands)
Securities pledged:
Pledged to secure public funds on deposit	$251,600	$100,238
Pledged for potential borrowings at the Federal Reserve Bank of New York	636,386	482,044
Pledged for the bank term funding program	—	88,899
Total carrying value of securities pledged	$887,986	$671,181
The following tables present the gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that securities have been in a continuous unrealized loss position within the available for sale portfolio at March 31, 2025 and June 30, 2024:

	March 31, 2025
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale:
Asset-backed securities	$18,363	$275	$19,103	$201	6	$37,466	$476
Collateralized loan obligations	65,665	84	14,976	24	6	80,641	108
Corporate bonds	2,024	1	117,379	9,565	23	119,403	9,566
Commercial pass-through securities	—	—	110,677	20,419	7	110,677	20,419
Residential pass-through securities	22,131	167	323,033	84,188	102	345,164	84,355
Total	$108,183	$527	$585,168	$114,397	144	$693,351	$114,924

	June 30, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale:
Asset-backed securities	$14,093	$16	$43,411	$66	8	$57,504	$82
Collateralized loan obligations	3,863	—	24,986	14	4	28,849	14
Corporate bonds	—	—	121,733	19,158	26	121,733	19,158
Commercial pass-through securities	—	—	110,741	22,128	8	110,741	22,128
Residential pass-through securities	141	2	336,772	92,209	103	336,913	92,211
Total	$18,097	$18	$637,643	$133,575	149	$655,740	$133,593

Available for sale securities are evaluated to determine if a decline in fair value below the amortized cost basis has resulted from a credit loss or from other factors. An impairment related to credit factors would be recorded through an allowance for credit losses. The allowance is limited to the amount by which the security’s amortized cost basis exceeds the fair value. An impairment that has not been recorded through an allowance for credit losses shall be recorded through other comprehensive income, net of applicable taxes. Investment securities will be written down to fair value through the Consolidated Statement of Income if management intends to sell, or may be required to sell, the securities before they recover in value. The issuers of these securities continue to make timely principal and interest payments and none of these securities were past due or were placed in nonaccrual status at March 31, 2025. The Company also monitors the credit quality of the issuers through credit ratings from various rating agencies. Credit ratings express opinions about the credit quality of a security and are utilized by the Company to make informed decisions. Management believes that the unrealized losses on these securities are a function of changes in market interest rates and credit spreads, not changes in credit quality. No allowance for credit losses was recorded at March 31, 2025 on available for sale securities.
The sale of available for sale securities during the nine months ended March 31, 2024 was part of an investment security repositioning. The sale proceeds were utilized for reinvestment into higher yielding loans and investment securities, and for repayment of higher-cost wholesale borrowings. The Company was not required to sell these securities.
At March 31, 2025, the held to maturity securities portfolio consists of agency mortgage-backed securities and obligations of state and political subdivisions. The mortgage-backed securities are issued by U.S. government agencies and are implicitly guaranteed by the U.S. government. The obligations of state and political subdivisions in the portfolio are highly rated by major rating agencies and have a long history of no credit losses. The Company regularly monitors the obligations of state and political subdivisions sector of the market and reviews collectability including such factors as the financial condition of the issuers as well as credit ratings in effect as of the reporting period. No allowance for credit losses was recorded at March 31, 2025 on held to maturity securities.
As of March 31, 2025 and June 30, 2024, there were no holdings of debt securities of any one issuer, other than the U.S. government sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.
5.    LOANS RECEIVABLE
The following table sets forth the composition of the Company’s loan portfolio at March 31, 2025 and June 30, 2024:

	March 31, 2025	June 30, 2024
	(In Thousands)
Commercial loans:
Multi-family mortgage	$2,733,406	$2,645,851
Nonresidential mortgage	988,074	948,075
Commercial business	140,224	142,747
Construction	174,722	209,237
Total commercial loans	4,036,426	3,945,910

One- to four-family residential mortgage	1,761,465	1,756,051

Consumer loans:
Home equity loans	49,699	44,104
Other consumer	2,859	2,685
Total consumer loans	52,558	46,789

Total loans	5,850,449	5,748,750

Unaccreted yield adjustments (1)	(4,274)	(15,963)

Total loans receivable, net of yield adjustments	$5,846,175	$5,732,787
___________________________
(1)At March 31, 2025 and June 30, 2024, included a fair value adjustment to the carrying amount of hedged one- to four-family residential mortgage loans.

Past Due Loans
Past due status is based on the contractual payment terms of the loans. The following tables present the payment status of past due loans as of March 31, 2025 and June 30, 2024, by loan segment:

	Payment Status March 31, 2025
	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(In Thousands)
Multi-family mortgage	$13,115	$—	$11,672	$24,787	$2,708,619	$2,733,406
Nonresidential mortgage	—	—	4,947	4,947	983,127	988,074
Commercial business	153	1,130	471	1,754	138,470	140,224
Construction	—	—	—	—	174,722	174,722
One- to four-family residential mortgage	4,386	1,651	2,988	9,025	1,752,440	1,761,465
Home equity loans	117	183	38	338	49,361	49,699
Other consumer	—	—	3	3	2,856	2,859
Total loans	$17,771	$2,964	$20,119	$40,854	$5,809,595	$5,850,449

	Payment Status June 30, 2024
	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(In Thousands)
Multi-family mortgage	$—	$—	$19,888	$19,888	$2,625,963	$2,645,851
Nonresidential mortgage	6,149	—	3,249	9,398	938,677	948,075
Commercial business	37	64	613	714	142,033	142,747
Construction	—	—	—	—	209,237	209,237
One- to four-family residential mortgage	800	2,951	2,877	6,628	1,749,423	1,756,051
Home equity loans	208	—	44	252	43,852	44,104
Other consumer	—	—	5	5	2,680	2,685
Total loans	$7,194	$3,015	$26,676	$36,885	$5,711,865	$5,748,750
Nonperforming Loans
Loans are generally placed on nonaccrual status when contractual payments become 90 or more days past due or when the Company does not expect to receive all principal and interest payments owed substantially in accordance with the terms of the loan agreement, regardless of past due status. Loans that become 90 days or more past due, but are well secured and in the process of collection, may remain on accrual status. Nonaccrual loans are generally returned to accrual status when all payments due are brought current and the Company expects to receive all remaining principal and interest payments owed substantially in accordance with the terms of the loan agreement. Payments received in cash on nonaccrual loans, including both the principal and interest portions of those payments, are generally applied to reduce the carrying value of the loan. The Company did not recognize interest income on non-accrual loans during the nine months ended March 31, 2025 and 2024.

The following tables present information relating to the Company’s nonperforming loans as of March 31, 2025 and June 30, 2024:

	Performance Status March 31, 2025
	90 Days and Over Past Due Accruing	Nonaccrual Loans with Allowance for Credit Losses	Nonaccrual Loans with no Allowance for Credit Losses	Total Nonperforming	Performing	Total
	(In Thousands)
Multi-family mortgage	$—	$1,245	$23,542	$24,787	$2,708,619	$2,733,406
Nonresidential mortgage	—	—	5,793	5,793	982,281	988,074
Commercial business	—	516	1,283	1,799	138,425	140,224
Construction	—	—	—	—	174,722	174,722
One- to four-family residential mortgage	—	801	4,375	5,176	1,756,289	1,761,465
Home equity loans	—	—	125	125	49,574	49,699
Other consumer	—	—	3	3	2,856	2,859
Total loans	$—	$2,562	$35,121	$37,683	$5,812,766	$5,850,449

	Performance Status June 30, 2024
	90 Days and Over Past Due Accruing	Nonaccrual Loans with Allowance for Credit Losses	Nonaccrual Loans with no Allowance for Credit Losses	Total Nonperforming	Performing	Total
	(In Thousands)
Multi-family mortgage	$—	$—	$22,591	$22,591	$2,623,260	$2,645,851
Nonresidential mortgage	—	5,695	4,128	9,823	938,252	948,075
Commercial business	—	714	—	714	142,033	142,747
Construction	—	—	—	—	209,237	209,237
One- to four-family residential mortgage	—	2,295	4,410	6,705	1,749,346	1,756,051
Home equity loans	—	—	44	44	44,060	44,104
Other consumer	—	—	5	5	2,680	2,685
Total loans	$—	$8,704	$31,178	$39,882	$5,708,868	$5,748,750
Loan Modifications Made to Borrowers Experiencing Financial Difficulty

The following tables present the amortized cost basis at March 31, 2025 and March 31, 2024 of loan modifications made to borrowers experiencing financial difficulty that were restructured during the three and nine months ended March 31, 2025 and 2024, by type of modification:

	Three Months Ended March 31, 2025
	Payment Delay	Term Extension	Payment Delay, Term Extension, and Interest Rate Reductions	Total	Percent of Total Class
	(Dollars In Thousands)
Multi-family mortgage	$7,137	$—	$—	$7,137	0.26%
Commercial business	44	—	—	44	0.03%
Total	$7,181	$—	$—	$7,181

	Nine Months Ended March 31, 2025
	Payment Delay	Term Extension	Payment Delay, Term Extension, and Interest Rate Reductions	Total	Percent of Total Class
	(Dollars In Thousands)
Multi-family mortgage	$31,181	$—	$2,606	$33,787	1.24%
Nonresidential mortgage	173	—	—	173	0.02%
Commercial business	44	—	—	44	0.03%
Total	$31,398	$—	$2,606	$34,004

	Three Months Ended March 31, 2024
	Payment Delay	Term Extension	Payment Delay, Term Extension, and Interest Rate Reductions	Total	Percent of Total Class
	(Dollars In Thousands)
Nonresidential mortgage	$—	$786	$—	$786	0.08%
Total	$—	$786	$—	$786

	Nine Months Ended March 31, 2024
	Payment Delay	Term Extension	Payment Delay, Term Extension, and Interest Rate Reductions	Total	Percent of Total Class
	(Dollars In Thousands)
Multi-family mortgage	$2,774	$—	$—	$2,774	0.10%
Nonresidential mortgage	—	786	—	786	0.08%
Commercial business	45	—	—	45	0.03%
One- to four-family residential mortgage	489	45	—	534	0.03%
Home equity loans	—	25	—	25	0.06%
Total	$3,308	$856	$—	$4,164

No modifications involved forgiveness of principal for the three and nine months ended March 31, 2025, and March 31, 2024, respectively. There were no commitments to lend additional funds to borrowers experiencing financial difficulty whose terms have been restructured at March 31, 2025 and March 31, 2024.
Of the loans restructured during the three and nine months ended March 31, 2025 and March 31, 2024, respectively, there were no subsequent defaults as of March 31, 2025. For restructured loans, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due or classified into non-accrual status during the reporting period.

The following table presents the payment status of the loans that were modified to borrowers experiencing financial difficulties in the last twelve months:

	March 31, 2025
	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Non-Accrual
	(Dollars In Thousands)
Multi-family mortgage	$22,616	$11,170	$—	$11,170	$11,170
Nonresidential mortgage	173	—	—	—	173
Commercial business	44	—	—	—	44
One- to four-family residential mortgage	442	—	—	—	442
Total	$23,275	$11,170	$—	$11,170	$11,829
Individually Analyzed Loans
Individually analyzed loans include loans which do not share similar risk characteristics with other loans. Loans previously modified as TDRs and loan modifications made to borrowers experiencing financial difficulty will generally be evaluated for individual impairment, however, after a period of sustained repayment performance which permits the credit to be returned to accrual status, the loans would generally be removed from individual impairment analysis and returned to its corresponding pool. As of March 31, 2025, the carrying value of individually analyzed loans, including loans acquired with deteriorated credit quality that were individually analyzed, totaled $37.7 million, of which $31.8 million were considered collateral dependent.
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
The following table presents the carrying value and related allowance of collateral dependent individually analyzed loans at the dates indicated:

	March 31, 2025		June 30, 2024
	Carrying Value	Related Allowance	Carrying Value	Related Allowance
	(In Thousands)
Commercial loans:
Multi-family mortgage	$24,787	$8	$22,591	$—
Nonresidential mortgage (1)	4,697	—	8,598	508
Total commercial loans	29,484	8	31,189	508

One- to four-family residential mortgage (2)	2,268	—	1,406	—

Consumer loans:
Home equity loans (2)	16	—	18	—

Total	$31,768	$8	$32,613	$508
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
Loss – Loans which are considered uncollectible or of so little value that their continuance as assets is not warranted.
The following table presents the risk category of loans and current period gross charge-offs as of March 31, 2025 by loan segment and vintage year:

	Term Loans by Origination Year for Fiscal Years ended June 30,
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
	(In Thousands)
Multi-family mortgage:
Pass	$124,715	$26,492	$609,524	$935,498	$217,374	$757,319	$—	$2,670,922
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	11,840	50,644	—	62,484
Doubtful	—	—	—	—	—	—	—	—
Total multi-family mortgage	124,715	26,492	609,524	935,498	229,214	807,963	—	2,733,406
Multi-family current period gross charge-offs	—	—	—	—	—	—	—	—
Nonresidential mortgage:
Pass	115,226	81,753	103,676	192,262	108,248	367,604	150	968,919
Special Mention	—	—	—	—	952	6,206	—	7,158
Substandard	—	—	—	—	857	11,140	—	11,997
Doubtful	—	—	—	—	—	—	—	—
Total nonresidential mortgage	115,226	81,753	103,676	192,262	110,057	384,950	150	988,074
Nonresidential current period gross charge-offs	—	—	—	—	—	830	—	830
Commercial business:
Pass	12,811	10,265	5,864	21,489	14,927	9,692	61,782	136,830
Special Mention	—	—	—	1,166	131	165	—	1,462
Substandard	89	—	—	—	52	1,663	128	1,932
Doubtful	—	—	—	—	—	—	—	—
Total commercial business	12,900	10,265	5,864	22,655	15,110	11,520	61,910	140,224
Commercial current period gross charge-offs	—	—	—	—	—	242	—	242
Construction loans:
Pass	29,526	74,778	4,290	9,408	19,409	3,386	5,735	146,532
Special Mention	—	—	—	—	3,196	—	—	3,196
Substandard	—	4,500	—	—	20,494	—	—	24,994
Doubtful	—	—	—	—	—	—	—	—
Total construction loans	29,526	79,278	4,290	9,408	43,099	3,386	5,735	174,722
Construction current period gross charge-offs	—	—	—	—	—	—	—	—
Residential mortgage:
Pass	114,684	165,920	179,246	414,562	441,402	433,636	97	1,749,547
Special Mention	—	—	—	—	—	309	—	309
Substandard	—	—	490	777	191	10,151	—	11,609
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage	114,684	165,920	179,736	415,339	441,593	444,096	97	1,761,465
Residential current period gross charge-offs	—	—	—	—	—	2	—	2
Home equity loans:
Pass	806	1,751	4,711	1,870	313	8,017	31,686	49,154
Special Mention	—	97	—	—	—	—	98	195
Substandard	—	—	—	86	—	193	71	350
Doubtful	—	—	—	—	—	—	—	—
Total home equity loans	806	1,848	4,711	1,956	313	8,210	31,855	49,699
Home equity current period gross charge-offs	—	—	—	—	—	2	—	2
Other consumer loans
Pass	748	374	190	113	243	1,060	27	2,755
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	3	3
Doubtful	—	—	—	—	—	—	101	101
Other consumer loans	748	374	190	113	243	1,060	131	2,859
Other consumer current period gross charge-offs	—	—	—	—	—	5	—	5
Total loans	$398,605	$365,930	$907,991	$1,577,231	$839,629	$1,661,185	$99,878	$5,850,449
Total current period gross charge-offs	$—	$—	$—	$—	$—	$1,081	$—	$1,081

The following table presents the risk category of loans as of June 30, 2024 by loan segment and vintage year:

	Term Loans by Origination Year for Fiscal Years ended June 30,
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
	(In Thousands)
Multi-family mortgage:
Pass	$26,683	$596,321	$949,690	$219,850	$201,611	$607,332	$—	$2,601,487
Special Mention	—	—	—	—	—	6,475	—	6,475
Substandard	—	—	—	9,570	—	28,319	—	37,889
Doubtful	—	—	—	—	—	—	—	—
Total multi-family mortgage	26,683	596,321	949,690	229,420	201,611	642,126	—	2,645,851
Multi-family current period gross charge-offs	—	—	—	—	—	398	—	398
Nonresidential mortgage:
Pass	87,380	105,768	199,829	90,312	44,598	389,680	30	917,597
Special Mention	—	—	—	447	—	14,714	—	15,161
Substandard	—	—	—	867	—	14,450	—	15,317
Doubtful	—	—	—	—	—	—	—	—
Total nonresidential mortgage	87,380	105,768	199,829	91,626	44,598	418,844	30	948,075
Nonresidential current period gross charge-offs	—	—	—	—	—	5,975	—	5,975
Commercial business:
Pass	12,152	8,273	27,615	18,242	4,337	7,863	56,592	135,074
Special Mention	—	—	1,559	437	—	1,754	—	3,750
Substandard	—	—	—	—	1,767	2,003	153	3,923
Doubtful	—	—	—	—	—	—	—	—
Total commercial business	12,152	8,273	29,174	18,679	6,104	11,620	56,745	142,747
Commercial current period gross charge-offs	—	—	—	3,391	464	11	—	3,866
Construction loans:
Pass	51,261	45,180	14,284	62,584	2,602	3,647	5,735	185,293
Special Mention	3,450	—	—	20,494	—	—	—	23,944
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total construction loans	54,711	45,180	14,284	83,078	2,602	3,647	5,735	209,237
Construction current period gross charge-offs	—	—	—	—	—	—	—	—
Residential mortgage:
Pass	185,034	184,737	431,346	458,696	77,442	406,677	291	1,744,223
Special Mention	—	—	—	—	—	1,453	—	1,453
Substandard	—	509	796	—	—	9,070	—	10,375
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage	185,034	185,246	432,142	458,696	77,442	417,200	291	1,756,051
Residential current period gross charge-offs	—	—	—	—	—	37	—	37
Home equity loans:
Pass	1,919	5,698	2,173	347	1,019	8,086	24,535	43,777
Special Mention	—	—	—	—	—	—	93	93
Substandard	—	—	—	—	—	234	—	234
Doubtful	—	—	—	—	—	—	—	—
Total home equity loans	1,919	5,698	2,173	347	1,019	8,320	24,628	44,104
Home equity current period gross charge-offs	—	—	—	—	—	—	—	—
Other consumer loans
Pass	804	211	204	127	224	990	39	2,599
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	86	86
Other consumer loans	804	211	204	127	224	990	125	2,685
Other consumer current period gross charge-offs	—	—	—	—	—	—	—	—
Total loans	$368,683	$946,697	$1,627,496	$881,973	$333,600	$1,502,747	$87,554	$5,748,750
Total current period gross charge-offs	$—	$—	$—	$3,391	$464	$6,421	$—	10,276

Mortgage Loans in Foreclosure
The Company may obtain physical possession of one- to four-family real estate collateralizing a residential mortgage loan or nonresidential real estate collateralizing a nonresidential mortgage loan via foreclosure or through an in-substance repossession. As of March 31, 2025, the Company held no residential or nonresidential property in other real estate owned that was acquired through foreclosure on a mortgage loan. As of that same date, the Company held one residential mortgage loan with an aggregate carrying value of $558,100 and five commercial mortgage loans with aggregate carrying values totaling $15.1 million which were in the process of foreclosure. As of June 30, 2024, the Company held no residential or nonresidential property in other real estate owned that was acquired through foreclosure on a mortgage loan. As of that same date, the Company held three residential mortgage loans with aggregate carrying values totaling $1.2 million and six commercial mortgage loans with aggregate carrying values totaling $13.6 million which were in the process of foreclosure.
6.    ALLOWANCE FOR CREDIT LOSSES
Allowance for Credit Losses on Loans Receivable
The following tables present the balance of the allowance for credit losses at March 31, 2025 and June 30, 2024. The balance of the allowance for credit losses is based on an expected loss methodology, referred to as the “CECL” methodology. The tables identify the valuation allowances attributable to specifically identified impairments on individually analyzed loans, including those acquired with deteriorated credit quality, as well as valuation allowances for impairments on loans collectively evaluated. The tables include the underlying balance of loans receivable applicable to each category as of those dates.

	Allowance for Credit Losses March 31, 2025
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total allowance for credit losses
	(In Thousands)
Multi-family mortgage	$—	$—	$8	$24,652	$24,660
Nonresidential mortgage	—	23	—	6,653	6,676
Commercial business	—	35	50	1,432	1,517
Construction	—	1	—	1,122	1,123
One- to four-family residential mortgage	12	88	40	9,818	9,958
Home equity loans	—	—	—	417	417
Other consumer	—	—	—	104	104
Total loans	$12	$147	$98	$44,198	$44,455

	Balance of Loans Receivable March 31, 2025
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total loans
	(In Thousands)
Multi-family mortgage	$—	$—	$24,787	$2,708,619	$2,733,406
Nonresidential mortgage	250	1,618	5,543	980,663	988,074
Commercial business	—	1,459	1,799	136,966	140,224
Construction	—	5,735	—	168,987	174,722
One- to four-family residential mortgage	629	3,595	4,547	1,752,694	1,761,465
Home equity loans	22	—	103	49,574	49,699
Other consumer	—	—	—	2,859	2,859
Total loans	$901	$12,407	$36,779	$5,800,362	$5,850,449
Unaccreted yield adjustments					(4,274)
Loans receivable, net of yield adjustments					$5,846,175

	Allowance for Credit Losses June 30, 2024
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total allowance for credit losses
	(In Thousands)
Multi-family mortgage	$—	$—	$—	$24,125	$24,125
Nonresidential mortgage	—	31	517	5,577	6,125
Commercial business	—	6	228	1,339	1,573
Construction	—	—	—	1,230	1,230
One- to four-family residential mortgage	9	95	108	11,249	11,461
Home equity loans	—	—	—	349	349
Other consumer	—	—	—	76	76
Total loans	$9	$132	$853	$43,945	$44,939

	Balance of Loans Receivable June 30, 2024
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total loans
	(In Thousands)
Multi-family mortgage	$—	$—	$22,591	$2,623,260	$2,645,851
Nonresidential mortgage	284	2,145	9,539	936,107	948,075
Commercial business	—	2,794	714	139,239	142,747
Construction	—	5,735	—	203,502	209,237
One- to four-family residential mortgage	1,276	3,431	5,429	1,745,915	1,756,051
Home equity loans	24	—	20	44,060	44,104
Other consumer	—	—	—	2,685	2,685
Total loans	$1,584	$14,105	$38,293	$5,694,768	$5,748,750
Unaccreted yield adjustments					(15,963)
Loans receivable, net of yield adjustments					$5,732,787
The following tables present the activity in the allowance for credit losses on loans for the three and nine months ended March 31, 2025 and 2024.

	Changes in the Allowance for Credit Losses Three Months Ended March 31, 2025
	Balance at December 31, 2024	Charge-offs	Recoveries	Provision for (reversal of) credit losses	Balance at March 31, 2025
	(In Thousands)
Multi-family mortgage	$24,880	$—	$—	$(220)	$24,660
Nonresidential mortgage	6,479	(332)	—	529	6,676
Commercial business	1,563	(40)	4	(10)	1,517
Construction	1,157	—	—	(34)	1,123
One- to four-family residential mortgage	9,855	—	—	103	9,958
Home equity loans	421	—	—	(4)	417
Other consumer	102	—	—	2	104
Total loans	$44,457	$(372)	$4	$366	$44,455

	Changes in the Allowance for Credit Losses Nine Months Ended March 31, 2025
	Balance at June 30, 2024	Charge-offs	Recoveries	Provision for (reversal of) credit losses	Balance at March 31, 2025
	(In Thousands)
Multi-family mortgage	$24,125	$—	$—	$535	$24,660
Nonresidential mortgage	6,125	(830)	—	1,381	6,676
Commercial business	1,573	(242)	14	172	1,517
Construction	1,230	—	—	(107)	1,123
One- to four-family residential mortgage	11,461	(2)	2	(1,503)	9,958
Home equity loans	349	(2)	—	70	417
Other consumer	76	(5)	—	33	104
Total loans	$44,939	$(1,081)	$16	$581	$44,455

	Changes in the Allowance for Credit Losses Three Months Ended March 31, 2024
	Balance at December 31, 2023	Charge-offs	Recoveries	Provision for (reversal of) credit losses	Balance at March 31, 2024
	(In Thousands)
Multi-family mortgage	$24,462	$(35)	$—	$(231)	$24,196
Nonresidential mortgage	5,888	(253)	—	415	6,050
Commercial business	1,293	(5)	7	250	1,545
Construction	1,171	—	—	179	1,350
One- to four-family residential mortgage	11,653	—	—	(278)	11,375
Home equity loans	330	—	—	—	330
Other consumer	70	—	—	14	84
Total loans	$44,867	$(293)	$7	$349	$44,930

	Changes in the Allowance for Credit Losses Nine Months Ended March 31, 2024
	Balance at June 30, 2023	Charge-offs	Recoveries	Provision for (reversal of) credit losses	Balance at March 31, 2024
	(In Thousands)
Multi-family mortgage	$26,362	$(389)	$—	$(1,777)	$24,196
Nonresidential mortgage	8,953	(5,975)	120	2,952	6,050
Commercial business	1,440	(352)	17	440	1,545
Construction	1,336	—	—	14	1,350
One- to four-family residential mortgage	10,237	(37)	113	1,062	11,375
Home equity loans	338	—	—	(8)	330
Other consumer	68	—	—	16	84
Total loans	$48,734	$(6,753)	$250	$2,699	$44,930
The allowance for credit losses on loans decreased from $44.9 million at June 30, 2024 to $44.5 million as of March 31, 2025. The decrease was primarily due to a decrease in the quantitative reserve on one- to four-family residential mortgage loans due to lower assumed loss rates resulting from favorable historic loss experience, and a decrease in individually analyzed reserves on nonresidential mortgage loans. The decrease was offset by an increase in the quantitative reserve on nonresidential mortgage loans driven by loan growth and an increase in the qualitative reserve on multi-family mortgage loans.

Allowance for Credit Losses on Off Balance Sheet Commitments
The following table presents the activity in the allowance for credit losses on off balance sheet commitments recorded in other non-interest expense for the three and nine months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
	(In Thousands)
Balance at beginning of the period	$953	$567	$796	$741
Provision for credit losses	37	198	194	24
Balance at end of the period	$990	$765	$990	$765
7.    DEPOSITS
Deposits at March 31, 2025 and June 30, 2024 are summarized as follows:

	March 31, 2025	June 30, 2024
	(In Thousands)
Non-interest-bearing demand	$587,118	$598,366
Interest-bearing demand	2,410,925	2,308,915
Savings	758,239	643,481
Certificates of deposits	1,951,066	1,607,361
Total deposits	$5,707,348	$5,158,123
8.    BORROWINGS
Borrowings at March 31, 2025 and June 30, 2024 consisted of the following:

	March 31, 2025	June 30, 2024
	(In Thousands)
FHLB advances	$1,028,976	$1,434,789
Federal Reserve Bank Term Funding Program ("BTFP") borrowings	—	100,000
Overnight borrowings (1)	185,000	175,000
Total borrowings	$1,213,976	$1,709,789
___________________________
(1)At March 31, 2025 and June 30, 2024 there were FHLB overnight line of credit borrowings of $185.0 million and $175.0 million, respectively.

Fixed rate advances from the FHLB of New York mature as follows:

	March 31, 2025		June 30, 2024
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars in Thousands)
By remaining period to maturity:
Less than one year	$829,000	4.41%	$1,328,500	5.25%
One to two years	—	—	6,500	2.82
Two to three years	200,000	3.98	—	—
Three to four years	—	—	200,000	3.98
Four to five years	—	—	—	—
Greater than five years	—	—	—	—
Total advances	1,029,000	4.33%	1,535,000	5.07%
Unamortized fair value adjustments	(24)		(211)
Total advances, net of fair value adjustments	$1,028,976		$1,534,789
At March 31, 2025, FHLB advances and overnight line of credit borrowings were collateralized by the FHLB capital stock owned by the Bank and mortgage loans with carrying values totaling approximately $3.29 billion. At June 30, 2024, FHLB advances and overnight line of credit borrowings were collateralized by the FHLB capital stock owned by the Bank and mortgage loans with carrying values totaling approximately $4.38 billion.
At March 31, 2025 there were no BTFP borrowings. At June 30, 2024, BTFP borrowings were secured by agency mortgage-backed securities with a par value of $113.5 million.
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
Fair Values of Derivative Instruments on the Statement of Financial Condition
The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Statements of Financial Condition as of March 31, 2025 and June 30, 2024:

	March 31, 2025
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$23,384	Other liabilities	$3,855
Total		$23,384		$3,855

	June 30, 2024
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$54,362	Other liabilities	$—
Total		$54,362		$—

Cash Flow Hedges of Interest Rate Risk
The Company uses derivatives to add stability to interest expense and interest income and to manage its exposure to interest rate movements. The Company has entered into interest rate swaps, interest rate caps and an interest rate floor as part of its interest rate risk management strategy. These interest rate products are designated as cash flow hedges. As of March 31, 2025, the Company had a total of 16 interest rate swaps, caps and collars with a total notional amount of $1.83 billion hedging specific wholesale funding, and five interest rate floors with a notional amount of $550.0 million hedging floating-rate available for sale securities.
For derivatives designated as cash flow hedges, the gain or loss on the derivative is recorded in other comprehensive income, net of tax, and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.
For cash flow hedges on the Company’s wholesale funding positions, amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s hedged variable rate wholesale funding positions. During the three and nine months ended March 31, 2025, the Company reclassified a gain of $5.3 million and $21.0 million, respectively, as a reduction in interest expense. During the next twelve months, the Company estimates that $14.2 million will be reclassified as a reduction in interest expense.
For cash flow hedges on the Company’s assets, amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest income as interest payments are received on the Company’s hedged variable rate assets. During the three and nine months ended March 31, 2025, the Company reclassified a gain of $162,000 and a loss of $209,000, respectively, to interest income. During the next twelve months, the Company estimates that $513,000 will be reclassified as an increase in interest income.
The table below presents the pre-tax effects of the Company’s derivative instruments designated as cash flow hedges on the Consolidated Statements of Income for the three and nine months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
	(In Thousands)
Amount of (loss) gain recognized in other comprehensive income	$(3,987)	$18,798	$(5,759)	$13,920
Amount of gain reclassified from accumulated other comprehensive income to interest expense	$5,305	$9,531	$21,042	$28,386
Amount of gain (loss) reclassified from accumulated other comprehensive income to interest income	$162	$(70)	$(209)	$(91)
Fair Value Hedges of Interest Rate Risk
The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. Such derivatives are used to hedge the changes in fair value of certain of its pools of fixed-rate assets. As of March 31, 2025, the Company had five interest rate swaps with a notional amount of $775.0 million hedging fixed-rate residential mortgage loans.
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivatives as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.
The table below presents the effects of the Company’s derivative instruments designated as fair value hedges on the Consolidated Statements of Income for the three and nine months ended March 31, 2025 and March 31, 2024:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
	(In Thousands)
Gain (loss) on hedged items recorded in interest income on loans	$3,718	$(5,929)	$9,908	$2,077
(Loss) gain on hedges recorded in interest income on loans	$(2,666)	$8,565	$(4,405)	$5,832

As of March 31, 2025 and June 30, 2024, the following amounts were recorded on the Statement of Financial Condition related to cumulative basis adjustment for fair value hedges:

	March 31, 2025	June 30, 2024
	(In Thousands)
Loans receivable:
Carrying amount of the hedged assets(1)	$775,588	$715,680
Fair value hedging adjustment included in the carrying amount of the hedged assets	$588	$(9,320)
___________________________________
(1)This amount includes the amortized cost basis of the closed portfolios of loans receivable used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At March 31, 2025 and June 30, 2024, the amortized cost basis of the closed portfolios used in these hedging relationships was $1.26 billion and $1.29 billion, respectively.
Offsetting Derivatives
The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives in the Consolidated Statements of Financial Condition as of March 31, 2025 and June 30, 2024, respectively. The net amounts presented for derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Statements of Financial Condition.

	March 31, 2025
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
	(In Thousands)
Assets:
Interest rate contracts	$24,582	$(1,198)	$23,384	$—	$—	$23,384
Total	$24,582	$(1,198)	$23,384	$—	$—	$23,384

Liabilities:
Interest rate contracts	$5,053	$(1,198)	$3,855	$—	$(2,380)	$1,475
Total	$5,053	$(1,198)	$3,855	$—	$(2,380)	$1,475

	June 30, 2024
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
	(In Thousands)
Assets:
Interest rate contracts	$54,423	$(61)	$54,362	$—	$—	$54,362
Total	$54,423	$(61)	$54,362	$—	$—	$54,362

Liabilities:
Interest rate contracts	$61	$(61)	$—	$—	$—	$—
Total	$61	$(61)	$—	$—	$—	$—

Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations and could be required to terminate its derivative positions with the counterparty. The Company also has agreements with its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well-capitalized institution, then the Company could be required to terminate its derivative positions with the counterparty. At March 31, 2025, zero of the Company’s derivatives were in a net liability position. As required under the enforceable master netting arrangement with its derivatives counterparties, as of March 31, 2025 and June 30, 2024, the Company was not required to post financial collateral.
In addition to the derivative instruments noted above, the Company’s pipeline of loans held for sale at March 31, 2025 and June 30, 2024, included $23.0 million and $16.0 million, respectively, of in process loans whose terms included interest rate locks to borrowers, which are considered free-standing derivative instruments whose fair values are not material to the Company’s financial condition or results of operations.
10.    BENEFIT PLANS
Components of Net Periodic Expense
The following table sets forth the aggregate net periodic benefit expense for the Bank’s Benefit Equalization Plan, Postretirement Welfare Plan, Directors’ Consultation and Retirement Plan, Atlas Bank Retirement Income Plan and Supplemental Executive Retirement Plan:

	Three Months Ended March 31,		Nine Months Ended March 31,		Affected Line Item in the Consolidated Statements of Income
	2025	2024	2025	2024
	(In Thousands)
Service cost	$18	$20	$54	$58	Salaries and employee benefits
Interest cost	97	93	277	277	Other expense
Accretion of unrecognized gain	(26)	(15)	(80)	(45)	Other expense
Expected return on assets	(23)	(23)	(68)	(69)	Other expense
Net periodic benefit cost	$66	$75	$183	$221
2021 Equity Incentive Plan
During the nine months ended March 31, 2025, the Company granted 380,007 restricted stock units (“RSUs”) comprised of 278,530 service-based RSUs and 101,477 performance-based RSUs. The service-based RSUs will vest in three tranches over a period of three years and the performance-based RSUs will cliff vest upon the achievement of performance measures over the three-year period ending June 30, 2027. The number of performance-based RSUs that will vest, if any, will depend on whether, and to what extent, the performance measures are achieved. Common stock will be issued from authorized shares upon the vesting of the RSUs.

11.    INCOME TAXES
The following table presents a reconciliation between the reported income taxes for the periods presented and the income taxes which would be computed by applying the federal income tax rate of 21% to income for the three and nine months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
	(Dollars in Thousands)
Income before income taxes	$7,848	$9,114	$22,843	$10,220
Statutory federal tax rate	21%	21%	21%	21%
Federal income tax at statutory rate	$1,648	$1,914	$4,797	$2,146
(Reduction) increase in income taxes resulting from:
Tax exempt interest	(11)	(17)	(38)	(52)
State tax, net of federal tax effect	104	485	857	297
Incentive stock option compensation expense	—	—	—	5
Income from bank-owned life insurance	(548)	(504)	(1,635)	(1,218)
Surrender of bank-owned life insurance polices	—	76	—	5,789
Other items, net	7	(237)	(444)	(159)
Total income tax expense	$1,200	$1,717	$3,537	$6,808
Effective income tax rate	15.29%	18.84%	15.48%	66.61%
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
Assets and Liabilities Measured on a Recurring Basis:
The following methods and significant assumptions were used to estimate the fair values as of March 31, 2025 and June 30, 2024:
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
Those assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Debt securities available for sale:
Asset-backed securities	$—	$69,603	$—	$69,603
Collateralized loan obligations	—	324,736	—	324,736
Corporate bonds	—	129,670	—	129,670
Total debt securities	—	524,009	—	524,009

Mortgage-backed securities available for sale:
Residential pass-through securities	—	345,594	—	345,594
Commercial pass-through securities	—	133,790	—	133,790
Total mortgage-backed securities	—	479,384	—	479,384
Total securities available for sale	$—	$1,003,393	$—	$1,003,393

Interest rate contracts	$—	$23,384	$—	$23,384

Total assets	$—	$1,026,777	$—	$1,026,777

Liabilities:
Interest rate contracts	$—	$3,855	$—	$3,855
Total liabilities	$—	$3,855	$—	$3,855

	June 30, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Debt securities available for sale:
Asset-backed securities	$—	$80,440	$—	$80,440
Collateralized loan obligations	—	389,543	—	389,543
Corporate bonds	—	131,797	—	131,797
Total debt securities	—	601,780	—	601,780

Mortgage-backed securities available for sale:
Residential pass-through securities	—	337,264	—	337,264
Commercial pass-through securities	—	133,789	—	133,789
Total mortgage-backed securities	—	471,053	—	471,053
Total securities available for sale	$—	$1,072,833	$—	$1,072,833

Interest rate contracts	$—	$54,362	$—	$54,362

Total assets	$—	$1,127,195	$—	$1,127,195
Assets Measured on a Non-Recurring Basis:
The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a non-recurring basis at March 31, 2025 and June 30, 2024:
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
Those assets measured at fair value on a non-recurring basis are summarized below:

	March 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Collateral dependent loans:
Multi-family mortgage	$—	$—	$3,133	$3,133
Nonresidential mortgage	—	—	4,697	4,697
Total	$—	$—	$7,830	$7,830

	June 30, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Collateral dependent loans:
Multi-family mortgage	$—	$—	$1,896	$1,896
Nonresidential mortgage	—	—	5,014	5,014
Total	$—	$—	$6,910	$6,910
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value:

	March 31, 2025
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(Dollars in Thousands)
Collateral dependent loans:
Multi-family mortgage	$3,133	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	13.92% - 17.50%	15.28%
Nonresidential mortgage	4,697	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	9.45%	9.45%
Total	$7,830

	June 30, 2024
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(Dollars in Thousands)
Collateral dependent loans:
Multi-family mortgage	$1,896	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	13.32%	13.32%
Nonresidential mortgage	5,014	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	8.93%	8.93%
Total	$6,910
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
At March 31, 2025, collateral dependent loans valued using Level 3 inputs comprised loans with principal balances totaling $7.8 million and a valuation allowance of $8,000 reflecting an aggregate fair value of $7.8 million. By comparison, at June 30, 2024, collateral dependent loans valued using Level 3 inputs comprised loans with principal balances totaling $7.4 million and a valuation allowance of $508,000 reflecting an aggregate fair value of $6.9 million.
Once a loan is foreclosed, the fair value of the other real estate owned continues to be evaluated based upon the fair value of the repossessed real estate originally securing the loan. At March 31, 2025 and June 30, 2024, the Company had no other real estate owned assets, respectively.

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2025 and June 30, 2024:

	March 31, 2025
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$126,095	$126,095	$126,095	$—	$—
Investment securities available for sale	1,003,393	1,003,393	—	1,003,393	—
Investment securities held to maturity	124,859	110,850	—	110,850	—
Loans held-for-sale	6,187	6,306	—	6,306	—
Net loans receivable	5,801,720	5,311,751	—	—	5,311,751
FHLB Stock	62,261	—	—	—	—
Interest receivable	28,521	28,521	35	7,556	20,930
Interest rate contracts	23,384	23,384	—	23,384	—

Financial liabilities:
Deposits other than certificates of deposits	3,756,282	3,756,282	3,756,282	—	—
Certificates of deposits	1,951,066	1,945,268	—	—	1,945,268
Borrowings	1,213,976	1,213,549	—	—	1,213,549
Interest payable on deposits	6,236	6,236	2,877	—	3,359
Interest payable on borrowings	3,229	3,229	—	—	3,229
Interest rate contracts	3,855	3,855	—	3,855	—

	June 30, 2024
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$63,864	$63,864	$63,864	$—	$—
Investment securities available for sale	1,072,833	1,072,833	—	1,072,833	—
Investment securities held to maturity	135,742	119,278	—	119,278	—
Loans held-for-sale	6,036	6,077	—	6,077	—
Net loans receivable	5,687,848	5,114,459	—	—	5,114,459
FHLB Stock	80,300	—	—	—	—
Interest receivable	29,521	29,521	11	8,986	20,524
Interest rate contracts	54,362	54,362	—	54,362	—

Financial liabilities:
Deposits other than certificates of deposits	3,550,762	3,550,762	3,550,762	—	—
Certificates of deposits	1,607,361	1,597,939	—	—	1,597,939
Borrowings	1,709,789	1,703,924	—	—	1,703,924
Interest payable on deposits	5,662	5,662	3,397	—	2,265
Interest payable on borrowings	7,784	7,784	—	—	7,784

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
13.    COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive loss included in stockholders’ equity at March 31, 2025 and June 30, 2024 are as follows:

	March 31, 2025	June 30, 2024
	(In Thousands)
Net unrealized loss on securities available for sale	$(112,694)	$(130,673)
Tax effect	32,577	37,683
Net of tax amount	(80,117)	(92,990)

Fair value adjustments on derivatives	15,081	41,673
Tax effect	(4,374)	(12,085)
Net of tax amount	10,707	29,588

Benefit plan adjustments	398	337
Tax effect	(116)	(98)
Net of tax amount	282	239

Total accumulated other comprehensive loss	$(69,128)	$(63,163)

Other comprehensive income (loss) and related tax effects for the three and nine months ended March 31, 2025 and 2024 are presented in the following table:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
	(In Thousands)
Net unrealized holding gain (loss) on securities available for sale	$13,606	$(9,061)	$17,979	$4,485

Net realized loss on sale and call of securities available for sale	—	—	—	18,135

Fair value adjustments on derivatives	(9,454)	9,337	(26,592)	(14,375)

Benefit plans:
Accretion of net actuarial gain (1)	(26)	(15)	(80)	(44)
Net actuarial gain (loss)	—	—	141	(95)
Net change in benefit plan accrued expense	(26)	(15)	61	(139)

Other comprehensive income (loss) before taxes	4,126	261	(8,552)	8,106
Tax effect	(1,157)	(90)	2,587	(2,309)
Total other comprehensive income (loss)	$2,969	$171	$(5,965)	$5,797
___________________________________
(1)Represents amounts reclassified out of accumulated other comprehensive loss and included in the computation of net periodic pension expense. See Note 10 - Benefit Plans for additional information.
14.    NET INCOME PER COMMON SHARE (“EPS”)
The following schedule shows the Company’s earnings per share calculations for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
	(In Thousands, Except Per Share Data)
Net income	$6,648	$7,397	$19,306	$3,412

Weighted average number of common shares outstanding - basic	62,548	62,205	62,478	62,507
Effect of dilutive securities	165	6	227	—
Weighted average number of common shares outstanding - diluted	62,713	62,211	62,705	62,507

Basic earnings per share	$0.11	$0.12	$0.31	$0.06
Diluted earnings per share	$0.11	$0.12	$0.31	$0.06
Stock options for 2,751,902 and 2,820,922 shares of common stock were not considered in computing diluted earnings per share for the three months ended March 31, 2025 and 2024, respectively, and stock options for 2,751,902 and 2,820,922 shares of common stock were not considered in computing diluted earnings per share for the nine months ended March 31, 2025 and 2024, respectively, because they were considered anti-dilutive. In addition, 492,947 and 635,650 RSUs were not considered in computing diluted earnings per share for the three months ended March 31, 2025 and March 31, 2024, respectively, and 444,202 and 689,252 RSUs were not considered in computing diluted earnings per share for the nine months ended March 31, 2025 and 2024, respectively, because they were considered anti-dilutive.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q may include certain forward-looking statements based on current management expectations. Such forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may”, “will”, “believe”, “expect”, “estimate”, “anticipate”, “continue”, or similar terms or variations on those terms, or the negative of those terms. The actual results of the Company could differ materially from those management expectations. This includes statements regarding general economic and geopolitical conditions, including potential recessionary conditions and the imposition of tariffs or other domestic or international governmental policies, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities and failure to integrate or profitably operate acquired businesses. Additional potential factors include changes in interest rates, the rate of inflation, deposit flows, cost of funds, demand for loan products and financial services, competition and changes in the quality or composition of loan and investment portfolios of the Company. Other factors that could cause future results to vary from current management expectations include changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024, under “Item 1A. Risk Factors.”
Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.
Critical Accounting Policies
Our accounting policies are integral to understanding the results reported. We consider accounting policies that require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. At March 31, 2025, there have been no material changes to our critical accounting policies as compared to the critical accounting policies disclosed in our most recent Annual Report on Form 10-K. Reference is made to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024.
Comparison of Financial Condition at March 31, 2025 and June 30, 2024
Executive Summary. Total assets increased $49.7 million to $7.73 billion at March 31, 2025 from $7.68 billion at June 30, 2024. The increase primarily reflected increases in cash and cash equivalents and net loans receivable, partially offset by a decrease in investment securities available for sale, as discussed below, declines in the market values of interest rate derivatives and a decrease in Federal Home Loan Bank of New York (“FHLB”) capital stock.
Investment Securities. Investment securities available for sale decreased $69.4 million to $1.00 billion at March 31, 2025, from $1.07 billion at June 30, 2024. This decrease was largely the result of principal repayments of $146.8 million, partially offset by purchases of $58.9 million and an $18.0 million increase in the fair value of the portfolio to a net unrealized loss of $112.7 million.
Investment securities held to maturity decreased $10.9 million to $124.9 million at March 31, 2025 from $135.7 million at June 30, 2024. This decrease was driven by principal repayments of $11.0 million.
Additional information regarding our investment securities at March 31, 2025 and June 30, 2024 is presented in Note 4 to the unaudited consolidated financial statements.
Loans Held-for-Sale. Loans held-for-sale totaled $6.2 million at March 31, 2025 as compared to $6.0 million at June 30, 2024 and are reported separately from the balance of net loans receivable. During the nine months ended March 31, 2025, we sold $81.3 million of residential mortgage loans, resulting in a gain on sale of $616,000.

Net Loans Receivable. Net loans receivable increased $113.9 million, or 2.0%, to $5.80 billion at March 31, 2025 from $5.69 billion at June 30, 2024. Details regarding the change in the loan portfolio, by loan segment, are presented below:

	March 31, 2025	June 30, 2024	Increase/ (Decrease)
	(In Thousands)
Commercial loans:
Multi-family mortgage	$2,733,406	$2,645,851	$87,555
Nonresidential mortgage	988,074	948,075	39,999
Commercial business	140,224	142,747	(2,523)
Construction	174,722	209,237	(34,515)
Total commercial loans	4,036,426	3,945,910	90,516

One- to four-family residential mortgage	1,761,465	1,756,051	5,414

Consumer loans:
Home equity loans	49,699	44,104	5,595
Other consumer	2,859	2,685	174
Total consumer loans	52,558	46,789	5,769

Total loans	5,850,449	5,748,750	101,699

Unaccreted yield adjustments	(4,274)	(15,963)	11,689
Allowance for credit losses	(44,455)	(44,939)	484

Net loans receivable	$5,801,720	$5,687,848	$113,872
Commercial loan origination volume for the nine months ended March 31, 2025 totaled $390.7 million, comprised of $220.6 million of commercial mortgage loan originations, $95.1 million of commercial business loan originations and construction loan disbursements of $75.0 million.
One- to four-family residential mortgage loan origination volume, excluding loans held-for-sale, totaled $118.1 million for the nine months ended March 31, 2025. Purchases of one- to four-family residential mortgage loans totaled $730,000 for the same period. Home equity loan and line of credit origination volume for the same period totaled $22.0 million.
Loan-to-value (“LTV”) ratios are based on current period loan balances and original appraised values at the time of origination unless a current appraisal has been obtained as a result of the loan being deemed collateral dependent and individually analyzed. The following table sets forth the composition of our real estate secured loans indicating the LTV, by loan category, at March 31, 2025 and June 30, 2024:

	March 31, 2025		June 30, 2024
	Balance	LTV	Balance	LTV
	(Dollars in Thousands)
Commercial mortgage loans:
Multi-family mortgage	$2,733,406	63%	$2,645,851	63%
Nonresidential mortgage(1)	988,074	53	948,075	53
Construction	174,722	58	209,237	56
Total commercial mortgage loans	3,896,202	60	3,803,163	60

One- to four-family residential mortgage	1,761,465	62	1,756,051	62

Consumer loans:
Home equity loans	49,699	51	44,104	49

Total mortgage loans	$5,707,366	60%	$5,603,318	61%
___________________________________
(1)At March 31, 2025 and June 30, 2024, includes $891,322 and $849,033 of non-owner occupied commercial real estate (“CRE”) loans with an LTV of 53% and 53%, respectively, and includes $96,752 and $99,042 of owner occupied CRE loans with an LTV of 48% and 50%, respectively.

Additional information about our loan portfolio at March 31, 2025 and June 30, 2024 is presented in Note 5 to the unaudited consolidated financial statements.
Nonperforming Assets. Nonperforming assets decreased $2.2 million to $37.7 million, or 0.49% of total assets, at March 31, 2025, from $39.9 million, or 0.52% of total assets, at June 30, 2024, respectively.
Additional information about our nonperforming loans and loan modifications at March 31, 2025 and June 30, 2024 is presented in Note 5 to the unaudited consolidated financial statements.
Allowance for Credit Losses (“ACL”). At March 31, 2025 and June 30, 2024, the ACL totaled $44.5 million, or 0.76% of total loans. The ACL for the nine months ended March 31, 2025 reflected net charge-offs of $1.1 million, partially offset by a provision for credit losses of $581,000. The provision for credit losses for the nine months ended March 31, 2025 was primarily driven by charge-offs, as discussed above, and an increase in the balance of loans receivable.
Additional information about our ACL at March 31, 2025 and June 30, 2024 is presented in Note 6 to the unaudited consolidated financial statements.
Other Assets. The aggregate balance of other assets, including premises and equipment, FHLB stock, interest receivable, goodwill, core deposit intangibles, bank owned life insurance (“BOLI”), deferred income taxes, and other assets, decreased $46.2 million to $670.9 million at March 31, 2025 from $717.1 million at June 30, 2024. The decrease in the balance of these other assets during the nine months ended March 31, 2025 largely reflected a decrease in the market value of interest rate derivatives and a decrease in FHLB stock, partially offset by an increase in BOLI. The remaining change generally reflected normal operating fluctuations within these line items.
Deposits. Total deposits increased $549.2 million, or 10.6%, to $5.71 billion at March 31, 2025 from $5.16 billion at June 30, 2024. Included in total deposits are retail and brokered time deposits of $1.22 billion and $732.6 million at March 31, 2025 and $1.20 billion and $408.2 million at June 30, 2024. This increase was driven by a reallocation from FHLB advances into brokered certificates of deposits, due to the relatively more favorable economics of brokered deposits compared to advances in the current economic environment, and growth in deposits from our branch network and digital channels. The following table sets forth the distribution of, and changes in, deposits, by type, for the periods indicated:

	March 31, 2025	June 30, 2024	Increase/ (Decrease)
	(In Thousands)
Non-interest-bearing deposits	$587,118	$598,366	$(11,248)

Interest-bearing deposits:
Interest-bearing demand	2,410,925	2,308,915	102,010
Savings	758,239	643,481	114,758
Certificates of deposit (retail)	1,218,479	1,199,127	19,352
Certificates of deposit (brokered)	732,587	408,234	324,353
Interest-bearing deposits	5,120,230	4,559,757	560,473
Total deposits	$5,707,348	$5,158,123	$549,225
Uninsured deposits totaled $1.96 billion as of March 31, 2025 compared to $1.77 billion as of June 30, 2024. Excluding collateralized deposits of state and local governments, and deposits of the Bank’s wholly-owned subsidiary and holding company, uninsured deposits totaled $799.2 million, or 14.0% of total deposits, at March 31, 2025 compared to $764.4 million, or 14.8% of total deposits, at June 30, 2024.
Additional information about our deposits at March 31, 2025 and June 30, 2024 is presented in Note 7 to the unaudited consolidated financial statements.
Borrowings. The balance of borrowings decreased by $495.8 million to $1.21 billion at March 31, 2025 from $1.71 billion at June 30, 2024, primarily reflecting a decrease in FHLB and other borrowings as a result of the increase in brokered certificates of deposits, as noted above.
At March 31, 2025, we maintained available secured borrowing capacity with the FHLB and the Federal Reserve Discount Window of $2.42 billion, representing 31.3% of total assets.

Additional information about our borrowings at March 31, 2025 and June 30, 2024 is presented in Note 8 to the unaudited consolidated financial statements.
Other Liabilities. The balance of other liabilities, including advance payments by borrowers for taxes and other miscellaneous liabilities, increased $1.7 million to $63.7 million at March 31, 2025 from $62.0 million at June 30, 2024. The change in the balance of these other liabilities generally reflected normal operating fluctuations during the period.
Stockholders’ Equity. Stockholders’ equity decreased $5.5 million to $748.1 million at March 31, 2025 from $753.6 million at June 30, 2024. The decrease in stockholders’ equity during the nine months ended March 31, 2025 largely reflected cash dividends of $20.7 million and an other comprehensive loss of $6.0 million, partially offset by net income of $19.3 million. The other comprehensive loss for the nine months ended March 31, 2025 was driven by a decrease in the fair value of our derivatives portfolio, partially offset by an increase in the fair value of our available for sale securities.
Book value per share decreased by $0.11 to $11.58 at March 31, 2025 while tangible book value per share decreased by $0.10 to $9.80 at March 31, 2025. These decreases were driven by the decreases in stockholders’ equity, as described above.
Comparison of Operating Results for the Quarter Ended March 31, 2025 and March 31, 2024
Net Income. Net income for the quarter ended March 31, 2025 was $6.6 million, or $0.11 per diluted share, compared to $7.4 million, or $0.12 per diluted share, for the quarter ended March 31, 2024. The decrease in net income reflected an increase in non-interest expense and a decrease in net interest income, partially offset by an increase in non-interest income and lower income tax expense.
Net Interest Income. Net interest income decreased by $277,000 to $34.0 million for the quarter ended March 31, 2025 compared to $34.3 million for the quarter ended March 31, 2024. The decrease between the comparative periods resulted from a decrease of $2.8 million in interest income, partially offset by a decrease of $2.5 million in interest expense. Included in net interest income for the quarters ended March 31, 2025 and 2024, respectively, was purchase accounting accretion of $511,000 and $734,000, and loan prepayment penalty income of $226,000 and $61,000.
Net interest margin increased one basis point to 1.90% for the quarter ended March 31, 2025, from 1.89% for the quarter ended March 31, 2024 reflecting a decrease in the average balance of interest-bearing borrowings, partially offset by increases in the average balance of interest-bearing deposits and the cost of FHLB borrowings, and a decrease in the average balance and yield of interest-earning assets.

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

	Three Months Ended March 31,
	2025			2024
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$5,805,045	$64,769	4.46%	$5,752,477	$64,035	4.45%
Taxable investment securities (2)	1,251,612	12,738	4.07	1,382,064	15,490	4.48
Tax-exempt securities (2)	9,135	55	2.43	14,614	85	2.32
Other interest-earning assets (3)	110,736	1,773	6.40	125,155	2,475	7.91
Total interest-earning assets	7,176,528	79,335	4.42	7,274,310	82,085	4.51
Non-interest-earning assets	457,206			577,411
Total assets	$7,633,734			$7,851,721

Interest-bearing liabilities:
Interest-bearing demand	$2,405,974	16,426	2.73	$2,378,831	18,316	3.08
Savings	751,243	2,447	1.30	635,226	726	0.46
Certificates of deposit (retail)	1,215,767	11,333	3.73	1,257,363	11,070	3.52
Certificates of deposit (brokered)	730,612	4,706	2.58	448,150	2,208	1.97
Total interest-bearing deposits	5,103,596	34,912	2.74	4,719,570	32,320	2.74
Federal Home Loan Bank advances	1,028,958	9,350	3.63	1,428,801	12,694	3.55
Other borrowings	93,389	1,030	4.41	210,989	2,752	5.22
Borrowings	1,122,347	10,380	3.70	1,639,790	15,446	3.77
Total interest-bearing liabilities	6,225,943	45,292	2.91	6,359,360	47,766	3.00
Non-interest-bearing liabilities (4)	662,566			647,579
Total liabilities	6,888,509			7,006,939
Stockholders' equity	745,225			844,782
Total liabilities and stockholders' equity	$7,633,734			$7,851,721

Net interest income		$34,043			$34,319
Interest rate spread (5)			1.51%			1.51%
Net interest margin (6)			1.90%			1.89%
Ratio of interest-earning assets to interest-bearing liabilities	1.15			1.14
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
(4)Includes average balances of non-interest-bearing deposits of $602.6 million and $581.9 million for the quarter ended March 31, 2025 and 2024, respectively.
(5)Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(6)Net interest margin represents net interest income as a percentage of average interest-earning assets.

Provision for Credit Losses. The provision for credit losses increased $17,000 to $366,000 for the quarter ended March 31, 2025, compared to $349,000 for the quarter ended March 31, 2024. The provision for the quarter ended March 31, 2025 was primarily driven by loan charge-offs. By comparison, the provision for credit losses for the quarter ended March 31, 2024 was primarily driven by loan growth compared to previous quarter end loan balances.
Additional information regarding the ACL and the associated provisions recognized during the quarters ended March 31, 2025 and 2024 is presented in Note 6 to the unaudited consolidated financial statements as well as the Comparison of Financial Condition at March 31, 2025 and June 30, 2024.
Non-Interest Income. Total non-interest income increased $359,000 to $4.6 million for the quarter ended March 31, 2025, compared to $4.2 million for the quarter ended March 31, 2024.
Gain on sale of loans was $112,000 compared to a loss on sale of loans of $712,000 in the comparative period. The loss in the prior year period was primarily the result of the sale of three related nonperforming commercial real estate loans held-for-sale.
Income from BOLI decreased $422,000 to $2.6 million for the quarter ended March 31, 2025, primarily driven by the absence of a $631,000 non-recurring payment on one life insurance policy recorded in the prior year period, partially offset by improved income resulting from the BOLI restructure initiated in December 2023.
The remaining changes in the other components of non-interest income between comparative periods generally reflected normal operating fluctuations within those line items.
Non-Interest Expense. Total non-interest expense increased $1.3 million to $30.4 million for the quarter ending March 31, 2025, compared to $29.1 million the quarter ended March 31, 2024.
Salaries and employee benefits increased $789,000 to $17.7 million for the quarter ended March 31, 2025. This increase was primarily driven by higher salary expense and payroll taxes from annual merit increases and an increase in incentive compensation.
Net occupancy expense of premises increased $212,000 to $3.1 million for the quarter ended March 31, 2025. This increase was primarily driven by higher snow removal expenses due to abnormally harsh winter conditions.
Equipment and systems expense increased $98,000 to $3.9 million for the quarter ended March 31, 2025, largely driven by increases in technology expense associated with the Company’s ongoing digital banking initiatives.
Advertising and marketing expense increased $222,000 to $609,000 for the quarter ended March 31, 2025, largely driven by an increase in digital and online advertising campaigns to support our deposit growth initiatives.
The remaining changes in the other components of non-interest expense between comparative periods generally reflected normal operating fluctuations within those line items.
Provision for Income Taxes. Provision for income taxes decreased $517,000 to $1.2 million for the quarter ended March 31, 2025 from $1.7 million for the quarter ended March 31, 2024, reflecting a lower level of pre-tax income compared to the prior year period.
Effective tax rates for the quarter ended March 31, 2025 and 2024 were 15.3% and 18.8%, respectively.
Comparison of Operating Results for the Nine Months Ended March 31, 2025 and March 31, 2024
Net Income. Net income for the nine months ended March 31, 2025 was $19.3 million, or $0.31 per diluted share, compared to $3.4 million, or $0.06 per diluted share, for the nine months ended March 31, 2024. The increase in net income primarily reflected an increase in non-interest income as well as decreases in the provision for credit losses and income tax expense, partially offset by a decrease in net interest income and an increase in non-interest expense. Net income for the prior year period included a $12.9 million after-tax net loss on the sale of securities that resulted from the repositioning of our investment securities portfolio in December 2023 and an after-tax net loss of $6.3 million from the previously disclosed BOLI restructure.
Net Interest Income. Net interest income decreased by $10.2 million to $99.1 million for the nine months ended March 31, 2025 compared to $109.3 million for the nine months ended March 31, 2024. The decrease between the comparative periods resulted from an increase of $8.4 million in interest expense and a decrease of $1.8 million in interest income. Included in net interest income for the nine months ended March 31, 2025 and 2024, respectively, was purchase accounting accretion of $1.8 million and $2.0 million, and loan prepayment penalty income of $566,000 and $513,000.
Net interest margin decreased 14 basis points to 1.84% for the nine months ended March 31, 2025, from 1.98% for the nine months ended March 31, 2024 and reflected an increase in the cost of interest-bearing liabilities and a decrease in the average balance of interest-earning assets, partially offset by increases in the yield on interest-earning assets and a decrease in the average balance of interest-bearing liabilities.

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

	Nine Months Ended March 31,
	2025			2024
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$5,776,020	$196,507	4.54%	$5,755,635	$190,188	4.41%
Taxable investment securities(2)	1,284,356	40,925	4.25	1,469,524	48,511	4.40
Tax-exempt securities(2)	10,372	185	2.38	15,043	256	2.27
Other interest-earning assets(3)	119,756	6,454	7.19	131,933	6,923	7.00
Total interest-earning assets	7,190,504	244,071	4.53	7,372,135	245,878	4.45
Non-interest-earning assets	461,651			566,784
Total assets	$7,652,155			$7,938,919

Interest-bearing liabilities:
Interest-bearing demand	$2,333,797	$51,421	2.94	$2,308,355	$49,521	2.86
Savings	710,130	6,504	1.22	673,358	2,301	0.46
Certificates of deposit (retail)	1,212,136	36,078	3.97	1,299,357	29,803	3.06
Certificates of deposit (brokered)	670,633	12,647	2.51	533,886	8,602	2.15
Total interest-bearing deposits	4,926,696	106,650	2.89	4,814,956	90,227	2.50
Federal Home Loan Bank advances	1,147,524	32,257	3.75	1,442,975	39,414	3.64
Other borrowings	162,810	6,064	4.97	170,309	6,919	5.42
Borrowings	1,310,334	38,321	3.90	1,613,284	46,333	3.83
Total interest-bearing liabilities	6,237,030	144,971	3.10	6,428,240	136,560	2.83
Non-interest-bearing liabilities(4)	667,188			662,124
Total liabilities	6,904,218			7,090,364
Stockholders' equity	747,937			848,555
Total liabilities and stockholders' equity	$7,652,155			$7,938,919

Net interest income		$99,100			$109,318
Interest rate spread(5)			1.43%			1.62%
Net interest margin(6)			1.84%			1.98%
Ratio of interest-earning assets to interest-bearing liabilities	1.15			1.15
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
(4)Includes average balances of non-interest-bearing deposits of $602.2 million and $597.2 million for the nine months ended March 31, 2025 and 2024, respectively.
(5)Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(6)Net interest margin represents net interest income as a percentage of average interest-earning assets.

Provision for Credit Losses. The provision for credit losses decreased $2.1 million to $581,000 for the nine months ended March 31, 2025, compared to $2.7 million for the nine months ended March 31, 2024. The provision for the nine months ended March 31, 2025 was primarily driven by charge-offs and loan growth. By comparison, the provision for credit losses for the nine months ended March 31, 2024 was primarily driven by charge-offs on three related commercial real estate loans.
Additional information regarding the ACL and the associated provisions recognized during the nine months ended March 31, 2025 and 2024 is presented in Note 6 to the unaudited consolidated financial statements as well as the Comparison of Financial Condition at March 31, 2025 and June 30, 2024.
Non-Interest Income. Total non-interest income increased $21.9 million to $14.1 million for the nine months ended March 31, 2025, compared to a loss of $7.8 million for the nine months ended March 31, 2024.
There were no gains on sale and call of securities during the nine months ended March 31, 2025 compared to a loss of $18.1 million recorded during the prior year period. The loss in the prior period was due to the repositioning of our investment securities portfolio that involved the sale of $122.2 million of available for sale debt securities in December 2023.
Gain on sale of loans was $616,000 for the nine months ended March 31, 2025 compared to a loss on sale of loans of $393,000 for the nine months ended March 31, 2024. The loss in the prior year period was primarily the result of the sale of three related nonperforming commercial real estate loans held-for-sale.
We recognized a non-recurring loss of $973,000 attributable to the write-down of one other real estate owned (“OREO”) property during the quarter ended December 31, 2023, while there were no such losses recorded in the current period.
Income from bank owned life insurance increased $1.9 million to $7.8 million for the nine months ended March 31, 2025. The increase was primarily due to improved income resulting from the BOLI restructure initiated in December 2023, and the absence of non-recurring exchange charges related to the restructure recorded in the prior year period. This increase was partially offset by the absence of a $631,000 non-recurring payment on one life insurance policy recorded in the prior year period.
The remaining changes in the other components of non-interest income between comparative periods generally reflected normal operating fluctuations within those line items.
Non-Interest Expense. Total non-interest expense increased $1.1 million to $89.7 million for the nine months ended March 31, 2025, compared to $88.6 million for the nine months ended March 31, 2024.
Salaries and employee benefits increased $823,000 to $52.8 million for the nine months ended March 31, 2025. This increase was primarily driven by higher salary expense and payroll taxes from annual merit increases and an increase in incentive compensation.
Net occupancy expense of premises increased $409,000 to $8.7 million for the nine months ended March 31, 2025. This increase was primarily driven by higher snow removal expenses due to abnormally harsh winter conditions.
Equipment and systems expense increased $235,000 to $11.7 million for the nine months ended March 31, 2025, largely attributable to increases in technology expense associated with the Company's ongoing digital banking initiatives.
Advertising and marketing expense increased $346,000 to $1.3 million for the nine months ended March 31, 2025. This increase in advertising expense was largely driven by an increase in digital and online advertising campaigns to support our deposit growth initiatives.
Other non-interest expense decreased $646,000 to $9.8 million for the nine months ended March 31, 2025. This decrease reflected a decrease in OREO expenses due to the sale of the bank’s sole OREO asset in the quarter ended December 31, 2023, partially offset by an increase in the provision for credit losses on off balance sheet commitments.
The remaining changes in the other components of non-interest expense between comparative periods generally reflected normal operating fluctuations within those line items.
Provision for Income Taxes. Provision for income taxes decreased $3.3 million to $3.5 million for the nine months ended March 31, 2025 from $6.8 million for the nine months ended March 31, 2024.
The decrease in income tax expense reflected the absence of $5.7 million of discrete tax cost associated with the BOLI restructure in the prior year period, partially offset by a higher level of pre-tax income in the current year period.
Effective tax rates for the nine months ended March 31, 2025 and 2024 were 15.5% and 66.6%, respectively. The decrease in the effective tax rate was primarily due to the absence of discrete tax costs of $5.7 million associated with the BOLI restructure in the prior year period.

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
At March 31, 2025, liquidity included $126.1 million of short-term cash and cash equivalents and $1.00 billion of investment securities available for sale. As of March 31, 2025, we had the capacity to borrow additional cash funds totaling $2.34 billion, comprised of $1.63 billion and $708.4 million from the Federal Reserve discount window and the FHLBNY, respectively, without pledging additional collateral. We had the ability to pledge additional securities to borrow an additional $86.6 million at March 31, 2025. As of that same date, we also had access to unsecured overnight borrowings with other financial institutions totaling $755.0 million, of which none was outstanding.
At March 31, 2025, we had outstanding commitments to originate and purchase loans totaling $37.0 million while such commitments totaled $47.9 million at June 30, 2024. As of those same dates, our pipeline of loans held for sale included $23.0 million and $16.0 million, respectively, of loans in process whose terms included interest rate locks to borrowers that were paired with a best-efforts commitment to sell the loan to a buyer at a fixed price and within a predetermined timeframe after the sale commitment is established.
Construction loans in process and unused lines of credit were $93.9 million and $164.8 million, respectively, at March 31, 2025, compared to $75.7 million and $157.3 million, respectively, at June 30, 2024. We are also subject to the contingent liabilities resulting from letters of credit totaling $160,000 at March 31, 2025 and June 30, 2024, respectively.
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
The following table sets forth the Bank’s capital position at March 31, 2025 and June 30, 2024, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At March 31, 2025
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$700,996	14.41%	$389,137	8.00%	$486,421	10.00%
Tier 1 capital (to risk-weighted assets)	660,000	13.57%	291,853	6.00%	389,137	8.00%
Common equity tier 1 capital (to risk-weighted assets)	660,000	13.57%	218,890	4.50%	316,174	6.50%
Tier 1 capital (to adjusted total assets)	660,000	8.65%	305,222	4.00%	381,527	5.00%

	At June 30, 2024
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$688,597	14.42%	$382,034	8.00%	$477,542	10.00%
Tier 1 capital (to risk-weighted assets)	651,620	13.65%	286,525	6.00%	382,034	8.00%
Common equity tier 1 capital (to risk-weighted assets)	651,620	13.65%	214,894	4.50%	310,402	6.50%
Tier 1 capital (to adjusted total assets)	651,620	8.44%	308,656	4.00%	385,820	5.00%

The following table sets forth the Company’s capital position at March 31, 2025 and June 30, 2024, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At March 31, 2025
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$745,654	15.32%	$389,393	8.00%
Tier 1 capital (to risk-weighted assets)	704,658	14.48%	292,044	6.00%
Common equity tier 1 capital (to risk-weighted assets)	704,658	14.48%	219,033	4.50%
Tier 1 capital (to adjusted total assets)	704,658	9.22%	305,692	4.00%

	At June 30, 2024
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$743,741	15.57%	$382,247	8.00%
Tier 1 capital (to risk-weighted assets)	706,764	14.79%	286,685	6.00%
Common equity tier 1 capital (to risk-weighted assets)	706,764	14.79%	215,014	4.50%
Tier 1 capital (to adjusted total assets)	706,764	9.15%	309,031	4.00%
Off-Balance Sheet Arrangements
In the normal course of our business of investing in loans and securities we are a party to financial instruments with off-balance-sheet risk. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to extend credit to meet the financing needs of our customers. We had no significant off-balance sheet commitments for capital expenditures as of March 31, 2025.
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
The following tables present the results of our internal EVE and NII analyses as of March 31, 2025 and June 30, 2024, respectively:

	March 31, 2025
			1 to 12 Months		13 to 24 Months
Change in Interest Rates	EVE	% Change in EVE	NII	% Change in NII	NII	% Change in NII
	(Dollars in Thousands)
+300 bps	$410,181	(35.44)%	$147,989	(6.79)%	$161,747	(8.17)%
+200 bps	477,843	(24.80)%	150,539	(5.18)%	165,520	(6.03)%
+100 bps	552,556	(13.04)%	153,195	(3.51)%	169,510	(3.77)%
0 bps	635,397	—	158,762	—	176,142	—
-100 bps	717,522	12.92%	162,406	2.30%	181,671	3.14%
-200 bps	767,141	20.73%	165,502	4.25%	184,695	4.86%
-300 bps	827,465	30.23%	168,238	5.97%	185,248	5.17%

	June 30, 2024
			1 to 12 Months		13 to 24 Months
Change in Interest Rates	EVE	% Change in EVE	NII	% Change in NII	NII	% Change in NII
	(Dollars in Thousands)
+300 bps	$331,842	(41.07)%	$127,382	(8.51)%	$135,753	(10.66)%
+200 bps	400,548	(28.87)%	131,003	(5.91)%	140,351	(7.64)%
+100 bps	483,724	(14.10)%	135,289	(2.83)%	146,594	(3.53)%
0 bps	563,098	—	139,236	—	151,955	—
-100 bps	640,024	13.66%	144,991	4.13%	157,821	3.86%
-200 bps	693,495	23.16%	148,189	6.43%	159,928	5.25%
-300 bps	767,451	36.29%	150,478	8.07%	160,093	5.36%

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
During the quarter ended March 31, 2025, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1.    Legal Proceedings
At March 31, 2025, neither the Company nor the Bank were involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.
ITEM 1A.    Risk Factors
There have been no material changes to the Risk Factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2024, previously filed with the Securities and Exchange Commission.
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not repurchase any shares of its common stock during the three month period ended March 31, 2025.
ITEM 3.    Defaults Upon Senior Securities
Not applicable.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement.”

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
101
The following materials from the Company’s Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

KEARNY FINANCIAL CORP.

Date: May 7, 2025	By:	/s/ Craig L. Montanaro
Craig L. Montanaro
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2025	By:	/s/ Sean Byrnes
Sean Byrnes
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)