Form 10-K
period 2025-06-30
Kearny Financial Corp.
filed 2025-08-21
CIK 1617242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-K
___________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of the voting and non-voting common equity held by non‑affiliates of the Registrant on December 31, 2024 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $418.2 million. Solely for purposes of this calculation, shares held by directors, executive officers and greater than 10% stockholders are treated as shares held by affiliates.
As of August 19, 2025 there were outstanding 64,744,523 shares of the Registrant’s Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
1.Portions of the definitive Proxy Statement for the Registrant’s 2025 Annual Meeting of Stockholders. (Part III)

KEARNY FINANCIAL CORP.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended June 30, 2025
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
•the imposition of tariffs or other domestic or international governmental policies and retaliatory responses;
•changes in the amount and trend of loan delinquencies and write-offs and changes in estimates and the methodologies for calculating the allowance for credit losses;
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
The Company is a unitary savings and loan holding company, regulated by the Board of Governors of the Federal Reserve System and conducts no significant business or operations of its own. The Bank’s deposits are federally insured by the Deposit Insurance Fund as administered by the Federal Deposit Insurance Corporation (“FDIC”) and the Bank is primarily regulated by the New Jersey Department of Banking and Insurance (“NJDBI”) and, as a nonmember bank, the FDIC. References in this Annual Report on Form 10‑K to the Company or Kearny Financial generally refer to the Company and the Bank, unless the context indicates otherwise. References to “we,” “us,” or “our” refer to the Bank or the Company, or both, as the context indicates.
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
We operate from our administrative headquarters in Fairfield, New Jersey and other administrative locations throughout the State of New Jersey. As of June 30, 2025, we had 43 branch offices. The Company maintains a website at www.kearnybank.com. We make available through that website, free of charge, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports and proxy materials as soon as is reasonably practicable after the Company electronically files those materials with, or furnishes them to, the Securities and Exchange Commission. You may access these materials by following the links under “Investor Relations” under the “Financials” tab at the Company’s website. Information on the Company’s website is not and should not be considered a part of this Annual Report on Form 10-K.
Business Strategy
We have evolved our business model from that of a traditional thrift into that of a full-service community bank. This evolution has been accomplished by growing our commercial loans and deposits, expanding our product and service offerings, de-novo branching and the acquisition of other financial institutions. During this time, our strategy has been largely focused on profitably deploying capital and enhancing earnings through a variety of balance sheet growth and diversification strategies. The key components of our business strategy are as follows:
•Focus on Relationship Banking and Core Deposits
We remain focused on acquiring and retaining core non-maturity deposit accounts while deepening customer relationships through personalized, high-touch service. Our approach emphasizes building long-term client trust and loyalty. To further grow our base of core deposits, we are expanding our business banking efforts through dedicated business development teams and tailored product offerings designed to meet the evolving needs of our target business clients. As of June 30, 2025, core non-maturity deposit accounts totaled $3.70 billion, representing 65.2% of total deposits, a testament to the strength and stability of our relationship-driven strategy.

•Diversify Loan Portfolio
We remain focused on enhancing the diversification of our loan portfolio by originating higher-yielding commercial and industrial (“C&I”) loans, owner-occupied commercial real estate loans, and home equity lines of credit (“HELOCs”). These efforts are designed to improve net interest margins and better manage interest rate risk. To support this strategy, we have built a team of experienced relationship managers with deep expertise in serving small to middle-market businesses, enabling us to expand our reach and deliver tailored lending solutions that align with our clients’ evolving needs.
•Advancing Our Technology Transformation
Our commitment to digital innovation remains a strategic priority. Over the past year, we have continued to invest significant resources into enhancing both our internal infrastructure and client-facing technology platforms. Our cloud-based, best-in-class digital banking and online account opening platform has become a cornerstone of our omnichannel strategy, delivering seamless and secure experiences across all client touchpoints. This transformation continues to drive improvements across residential and commercial lending, retail deposit gathering, risk management, and back-office operations. Looking ahead, we will build on this momentum by expanding our digital capabilities, introducing new products and services, and entering new markets with greater agility and efficiency.
•Maintain Robust Capital and Liquidity Levels
As demonstrated by the June 30, 2025 Common Equity Tier 1 Capital ratios of the Company and the Bank of 14.49% and 13.61%, respectively, we continue to maintain capital levels well above both regulatory minimums and our internal capital adequacy guidelines, and we remain committed to sustaining this strong capital position.
In addition to our robust capital levels, we maintain significant sources of both on- and off-balance sheet liquidity and plan to continue to do so. At June 30, 2025, our liquid assets included $167.3 million of short-term cash and equivalents supplemented by $1.01 billion of investment securities classified as available for sale, which can be readily sold or pledged as collateral, if necessary. In addition, we had the capacity to borrow additional funds totaling $845.0 million via unsecured overnight borrowings from other financial institutions and $695.0 million and $1.19 billion from the Federal Home Loan Bank of New York and Federal Reserve Board (“FRB”), respectively, without pledging additional collateral.
•Driving Operating Efficiency
We remain committed to improving operating efficiency through organic initiatives, including increased adoption of technology and ongoing evaluation of our branch network. We continue to assess branch performance with a focus on strategic consolidations where appropriate, taking into account factors such as historical profitability, market demographics, geographic proximity, and the potential impact on our clients and communities.
Market Area. At June 30, 2025, our primary market area consisted of the counties in which we currently operate branches, including Bergen, Essex, Hudson, Middlesex, Monmouth, Morris, Ocean, Passaic, Somerset and Union counties in New Jersey and Kings (Brooklyn) and Richmond (Staten Island) counties in New York. Our lending is concentrated in New Jersey and New York and our predominant sources of deposits are the communities in which our offices are located as well as the neighboring communities.
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

	At June 30,
	2025		2024
	Amount	Percent	Amount	Percent
	(Dollars In Thousands)
Commercial loans:
Multi-family mortgage	$2,709,654	46.60%	$2,645,851	46.02%
Nonresidential mortgage	986,556	16.97	948,075	16.49
Commercial business	138,755	2.39	142,747	2.48
Construction	177,713	3.06	209,237	3.64
One- to four-family residential mortgage	1,748,591	30.07	1,756,051	30.55
Consumer loans:
Home equity loans	50,737	0.87	44,104	0.77
Other consumer	2,533	0.04	2,685	0.05
Total loans	5,814,539	100.00%	5,748,750	100.00%
Less:
Allowance for credit losses	46,191		44,939
Unaccreted yield adjustments	1,602		15,963
Total adjustments	47,793		60,902

Total loans, net	$5,766,746		$5,687,848
The following table sets forth the composition of our real estate secured loans indicating the loan-to-value (“LTV”), by loan category, at June 30, 2025 and 2024:

	June 30, 2025		June 30, 2024
	Balance	LTV	Balance	LTV
	(Dollars in Thousands)
Commercial mortgage loans:
Multi-family mortgage	$2,709,654	62%	$2,645,851	63%
Nonresidential mortgage	986,556	52%	948,075	53%
Construction	177,713	56%	209,237	56%
Total commercial mortgage loans	3,873,923	59%	3,803,163	60%

One- to four-family residential mortgage	1,748,591	62%	1,756,051	62%

Consumer loans:
Home equity loans	50,737	51%	44,104	49%

Total mortgage loans	$5,673,251	60%	$5,603,318	61%

Loan Maturity Schedule. The following table sets forth the maturities of our loan portfolio at June 30, 2025. Demand loans, loans having no stated maturity and overdrafts are shown as due in one year or less. Loans are stated in the following table at contractual maturity and actual maturities could differ due to prepayments.

	Amounts Due
	Within One Year	1 to 5 Years	5 to 15 Years	Over 15 Years	Total Due After One Year	Total
	(In Thousands)
Multi-family mortgage	$221,704	$1,199,597	$1,188,532	$99,821	$2,487,950	$2,709,654
Nonresidential mortgage	59,967	465,243	397,043	64,303	926,589	986,556
Commercial business	56,054	37,797	41,576	3,328	82,701	138,755
Construction	140,982	33,927	2,804	—	36,731	177,713
One- to four-family residential mortgage	4,589	33,158	165,469	1,545,375	1,744,002	1,748,591
Home equity loans	393	4,301	38,480	7,563	50,344	50,737
Other consumer	970	103	84	1,376	1,563	2,533
Total loans	$484,659	$1,774,126	$1,833,988	$1,721,766	$5,329,880	$5,814,539
The following table shows the loans as of June 30, 2025 due after June 30, 2026 according to rate type and loan category:

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)
Multi-family mortgage	$1,984,655	$503,295	$2,487,950
Nonresidential mortgage	675,443	251,146	926,589
Commercial business	53,977	28,724	82,701
Construction	558	36,173	36,731
One- to four-family residential mortgage	1,649,520	94,482	1,744,002
Home equity loans	26,088	24,256	50,344
Other consumer	317	1,246	1,563

Total loans	$4,390,558	$939,322	$5,329,880
Multi-Family and Nonresidential Real Estate Mortgage Loans. At June 30, 2025, multi-family mortgage loans totaled $2.71 billion, or 46.6% of our loan portfolio, while nonresidential mortgage loans totaled $986.6 million, or 17.0% of our loan portfolio. We originate a variety of types of commercial mortgage loans, including multi-family and nonresidential property loans, as well as loans on mixed-use properties which combine residential and commercial space. We generally offer fixed-rate and adjustable-rate balloon mortgage loans on multi-family and nonresidential properties with final stated maturities ranging from three to 15 years with amortization terms which generally range from 15 to 30 years. Our commercial mortgage loans are primarily secured by properties located in New Jersey, New York and the surrounding states.
Commercial and Industrial Business (C&I) Loans. At June 30, 2025, commercial and industrial business loans totaled $138.8 million, or 2.4% of our loan portfolio. We originate commercial term loans and lines of credit to a variety of clients in our market area. Our commercial term loans generally have terms of up to 10 years. Our commercial lines of credit have terms of up to two years and are generally floating-rate loans.
Construction Lending. At June 30, 2025, construction loans totaled $177.7 million, or 3.1% of our loan portfolio. Our construction lending includes loans to individuals, builders or developers for the construction of multi-family residential buildings or commercial real estate or for the construction or renovation of one- to four-family residences. Construction borrowers must hold title to the land free and clear of any liens. Financing for construction loans is limited to 80% of the anticipated appraised value of the completed property. Disbursements are made in accordance with inspection reports by our approved inspection firms. Terms of financing are generally limited to one year with an interest rate tied to the prime rate and may include a premium of one or more points. In some cases, we convert a construction loan to a permanent mortgage loan upon completion of construction. We have no formal limits as to the number of projects a builder has under construction or development and make a case-by-case determination on loans to builders and developers who have multiple projects under development.

One- to Four-Family Residential Mortgage Loans Held in Portfolio. At June 30, 2025, one- to four-family residential mortgage loans totaled $1.75 billion, or 30.1% of our loan portfolio. At June 30, 2025, $1.63 billion, or 93.3%, of our one- to four-family residential mortgage loans were secured by properties located within New Jersey and New York with the remaining $118.5 million, or 6.7%, secured by properties in other states. The fixed-rate residential mortgage loans that we originate for portfolio generally meet the secondary mortgage market standards of the Federal Home Loan Mortgage Corporation (“Freddie Mac”). In addition, we offer a first-time homebuyer program which provides financial incentives for persons who have not previously owned real estate and are purchasing a one- to four-family property in our primary lending area for use as a primary residence.
One- to Four-Family Residential Mortgage Loans Held for Sale. As a complement to our residential one- to four-family portfolio lending activities, we operate a mortgage banking platform which supports the origination of one- to four-family mortgage loans for sale into the secondary market. The loans we originate for sale generally meet the secondary mortgage market standards of Freddie Mac. Such loans are generally originated by, and sourced from, the same resources and markets as those loans originated and held in our portfolio. Our mortgage banking business strategy resulted in the recognition of $806,000 in gains associated with the sale of $112.1 million of mortgage loans held for sale during the year ended June 30, 2025. As of that date, an additional $5.9 million of loans were held and committed for sale into the secondary market.
Home Equity Loans. At June 30, 2025, our fixed-rate home equity loans and adjustable home equity lines of credit totaled $50.7 million, or 0.9% of our loan portfolio. These loans and lines of credit generally have terms of up to 20 years.
Other Consumer Loans. At June 30, 2025, other consumer loans totaled $2.5 million, or 0.04% of our loan portfolio. Our consumer loan portfolio includes unsecured overdraft lines of credit and personal loans as well as loans secured by savings accounts and certificates of deposit on deposit with the Bank.
Loans to One Borrower. New Jersey law generally limits the amount that a savings bank may lend to a single borrower and related entities to 15% of the institution’s capital funds. Accordingly, as of June 30, 2025, our legal loans to one borrower limit was approximately $105.7 million.
At June 30, 2025, our largest single borrower had an aggregate outstanding loan exposure of approximately $81.6 million comprising six multi-family mortgage loans. At June 30, 2025, this lending relationship was current and performing in accordance with the terms of their loan agreements.

Loan Originations, Purchases, Sales and Repayments. The following table shows the principal balances of portfolio loans originated, purchased, acquired and repaid during the periods indicated:

	For the Years Ended June 30,
	2025	2024	2023
	(In Thousands)
Loan originations: (1)
Commercial loans:
Multi-family mortgage	$132,104	$23,742	$602,206
Nonresidential mortgage	128,153	79,938	114,184
Commercial business	118,135	98,469	91,803
Construction	98,917	85,608	87,669
One- to four-family residential mortgage	144,328	131,529	197,839
Consumer loans:
Home equity loans	29,735	18,011	26,014
Other consumer	1,392	4,007	1,095
Total loan originations	652,764	441,304	1,120,810
Loan purchases:
Commercial loans:
Multi-family mortgage	—	—	—
Commercial business	—	—	46
One- to four-family residential mortgage	730	60,341	656
Total loan purchases	730	60,341	702
Loan sales:(1)
Commercial business	—	—	(655)
Total loans sold	—	—	(655)

Loan repayments	(587,795)	(593,756)	(706,860)
Increase (decrease) due to other items	13,199	(728)	(4,097)

Net increase (decrease) in loan portfolio	$78,898	$(92,839)	$409,900
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
Nonperforming Assets. The following table provides information regarding our nonperforming assets which are comprised of nonaccrual loans, accruing loans 90 days or more past due, nonaccrual loans held-for-sale and other real estate owned:

	At June 30,
	2025	2024
	(Dollars In Thousands)
Nonaccrual loans	$45,597	$39,882
Other real estate owned	—	—
Total nonperforming assets	$45,597	$39,882
Total nonaccrual loans to total loans	0.78%	0.70%
Total nonperforming loans to total loans	0.78%	0.70%
Total nonperforming loans to total assets	0.59%	0.52%
Total nonperforming assets to total assets	0.59%	0.52%
Total nonperforming assets increased by $5.7 million to $45.6 million at June 30, 2025 from $39.9 million at June 30, 2024. For those same comparative periods, the number of nonperforming loans remained unchanged at 48 loans. There were no properties in OREO at June 30, 2025 and 2024.

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
Classification of Assets. In compliance with the regulatory guidelines, our loan review system includes an evaluation process through which certain loans exhibiting adverse credit quality characteristics are classified as Substandard, Doubtful or Loss. An asset is classified as Substandard if it is inadequately protected by the paying capacity and net worth of the obligor or the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all of the weaknesses inherent in those classified as Substandard, with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions and values. Assets, or portions thereof, classified as Loss are considered uncollectible or of so little value that their continuance as assets is not warranted. Assets which do not currently expose us to a sufficient degree of risk to warrant an adverse classification but have some credit deficiencies or other potential weaknesses are designated as Special Mention by management. “Substandard” and “doubtful” loans are generally referred to as Classified Assets, which possess greater risk characteristics than “special mention” loans. Non-classified assets are internally rated within one of four Pass categories or as Watch with the latter denoting a potential deficiency or concern that warrants increased oversight or tracking by management until remediated.
Additional information about our classification of assets is presented in Note 4 to the audited consolidated financial statements.
The following table discloses our designation of certain loans as special mention or adversely classified during each of the two years presented:

	At June 30,
	2025	2024
	(In Thousands)
Substandard	$118,346	$67,738
Doubtful	72	86
Loss	—	—
Total classified loans	118,418	67,824
Special mention	15,033	50,876
Total classified and special mention loans	$133,451	$118,700
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
Our allowance for credit losses is maintained at a level necessary to cover lifetime expected credit losses in financial assets at the balance sheet date. The following table presents allowance for credit losses ratios, along with the components of their calculation, for the periods indicated:

	At June 30,
	2025	2024
	(Dollars in Thousands)
Allowance for credit losses - loans	$46,191	$44,939
Total loans outstanding	$5,814,539	$5,748,750
Total non-performing loans	$45,597	$39,882
Allowance for credit losses as a percent of total loans outstanding	0.79%	0.78%
Allowance for credit losses to non-performing loans	101.30%	112.68%

The following table presents the ratio of net charge-offs (recoveries) to average loans outstanding by loan category, along with the components of the calculation, for the periods indicated:

	For the Years Ended June 30,
	2025			2024			2023
	Net charge-offs (recoveries)	Average loans outstanding	Net charge- offs as a percent of average loans outstanding	Net charge-offs (recoveries)	Average loans outstanding	Net charge- offs as a percent of average loans outstanding	Net charge-offs (recoveries)	Average loans outstanding	Net charge- offs as a percent of average loans outstanding
	(Dollars in Thousands)
Multi-family mortgage	$—	$2,686,965	—%	$398	$2,675,429	0.01%	$493	$2,718,428	0.02%
Nonresidential mortgage	830	956,556	0.09%	5,855	953,125	0.61%	39	1,005,943	—%
Commercial business	275	146,218	0.19%	3,844	163,560	2.35%	335	188,794	0.18%
Construction	—	191,146	—%	—	208,111	—%	—	176,185	—%
One- to four-family residential mortgage	—	1,748,806	—%	(76)	1,704,957	—%	(2)	1,683,929	—%
Home equity loans	2	63,507	—%	—	63,367	—%	—	66,479	—%
Other consumer	7	2,750	0.25%	—	2,800	—%	(55)	2,805	(1.96)%
Unaccreted yield adjustments	—	(6,365)	—%	—	(18,853)	—%	—	(15,440)	—%
Total	$1,114	$5,789,583	0.02%	$10,021	$5,752,496	0.17%	$810	$5,827,123	0.01%
Our loan portfolio experienced an annualized net charge-off rate of 0.02% for the year ended June 30, 2025, a decrease of 15 basis points from the 0.17% rate for the year ended June 30, 2024.

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

	At June 30,
	2025		2024
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars In Thousands)
Multi-family mortgage	$24,906	46.60%	$24,125	46.02%
Nonresidential mortgage	6,938	16.97	6,125	16.49
Commercial business	2,428	2.39	1,573	2.48
Construction	1,155	3.06	1,230	3.64
One- to four-family residential mortgage	10,180	30.07	11,461	30.55
Home equity loans	490	0.87	349	0.77
Other consumer	94	0.04	76	0.05
Total	$46,191	100.00%	$44,939	100.00%
At June 30, 2025, the ACL totaled $46.2 million, or 0.79% of total loans, reflecting an increase of $1.3 million from $44.9 million, or 0.78% of total loans, at June 30, 2024. The increase was largely attributable to higher reserves for individually evaluated loans.
The ACL at June 30, 2025 was maintained at a level that was management’s best estimate of lifetime expected credit losses inherent in loans at the balance sheet date. The ACL is subject to estimates and assumptions that are susceptible to significant revisions as more information becomes available and as events or conditions effecting individual borrowers and the marketplace as a whole change over time. Additions to the ACL may be necessary if the future economic environment deteriorates from forecasted conditions. In addition, the banking regulators, as an integral part of their examination process, periodically review our loan and foreclosed real estate portfolios, related ACL and valuation allowance for foreclosed real estate. The regulators may require the ACL to be increased based on their review of information available at the time of the examination, which may negatively affect our earnings.
Additional information about the ACL at June 30, 2025 and 2024 is presented in Note 5 to the audited consolidated financial statements.
Investment Securities
At June 30, 2025, our investment securities portfolio totaled $1.13 billion and comprised 14.6% of our total assets. By comparison, at June 30, 2024, our securities portfolio totaled $1.21 billion and comprised 15.7% of our total assets. Additional information about our investment securities at June 30, 2025 is presented in Note 3 to the audited consolidated financial statements.
The year-over-year net decrease in the securities portfolio totaled $75.4 million which largely reflected repayments and sales that were partially offset by purchases. The decrease in the portfolio included a $18.5 million increase in the fair value of the available for sale securities portfolio to an unrealized loss of $112.1 million at June 30, 2025 from an unrealized loss of $130.7 million at June 30, 2024.
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

The carrying value of our mortgage-backed securities totaled $602.8 million at June 30, 2025 and comprised 53.2% of total investments and 7.8% of total assets as of that date. We generally invest in mortgage-backed securities issued by U.S. government agencies or government-sponsored entities. Mortgage-backed securities issued or sponsored by U.S. government agencies and government-sponsored entities are guaranteed as to the payment of principal and interest to investors.
The carrying value of our securities representing obligations of state and political subdivisions totaled $7.6 million at June 30, 2025 and comprised 0.7% of total investments and less than 1.0% of total assets as of that date. Such securities primarily included highly-rated, fixed-rate bank-qualified securities representing general obligations of municipalities located within the U.S. or the obligations of their related entities such as boards of education or school districts. Each of our municipal obligations were consistently rated by Moody’s and S&P well above the thresholds that generally support our investment grade assessment with such ratings equaling A- or higher by S&P or A2 or higher by Moody’s, where rated by those agencies. In the absence of, or as a complement to, such ratings, we rely upon our own internal analysis of the issuer’s financial condition to validate its investment grade assessment.
The carrying value of our asset-backed securities totaled $59.5 million at June 30, 2025 and comprised 5.3% of total investments and 0.8% of total assets as of that date. This category of securities is comprised entirely of structured, floating-rate securities representing securitized federal education loans with 97% U.S. government guarantees. Our securities represent the highest credit-quality tranches within the overall structures with each being rated AA+ or higher by S&P or Aa1 or higher by Moody’s, where rated by those agencies.
The outstanding balance of our collateralized loan obligations totaled $323.2 million at June 30, 2025 and comprised 28.5% of total investments and 4.2% of total assets as of that date. This category of securities is comprised entirely of structured, floating-rate securities representing securitized commercial loans to large, U.S. corporations. At June 30, 2025, each of our collateralized loan obligations were consistently rated by Moody’s and/or S&P well above the thresholds that generally support our investment grade assessment with such ratings equaling AAA by S&P or Aaa by Moody’s, where rated by those agencies.
The carrying value of our corporate bonds totaled $140.1 million at June 30, 2025 and comprised 12.4% of total investments and 1.8% of total assets as of that date. This category of securities consists of fixed-to-floating rate subordinated debt issued by community banks, primarily located in the Mid-Atlantic region of the U.S. At June 30, 2025, the majority of our subordinated debt holdings were rated by either Moody’s, S&P, DBRS, KBRA or EJR (collectively “NRSROs”) at or above the thresholds that generally support our minimum investment grade assessment at BBB-/Baa3 or higher by these NRSROs.
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
We do not currently use or maintain a trading account. Securities not classified as held to maturity are classified as available for sale. These securities are reported at fair value and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as adjustments to accumulated other comprehensive income (loss), a separate component of equity. As of June 30, 2025, our available for sale securities portfolio had a carrying value of $1.01 billion or 89.4% of our total securities with the remaining $120.2 million or 10.6% of securities were classified as held to maturity.
Other than securities issued or guaranteed by the U.S. government or its agencies, we did not hold securities of any one issuer having an aggregate book value in excess of 10% of our equity at June 30, 2025. All of our securities carry market risk insofar as increases in market interest rates have caused, and may continue to cause, a decrease in their market value. We believe that unrealized and unrecognized losses on securities held at June 30, 2025, are a function of changes in market interest rates and credit spreads, not changes in credit quality. Therefore, no allowance for credit losses was recorded at that time.
During the year ended June 30, 2025, there were no sales of securities available for sale. During the year ended June 30, 2024, proceeds from sales of securities available for sale totaled $104.1 million and resulted in no gross gains and gross losses of $18.1 million. During the year ended June 30, 2023, proceeds from sales of securities available for sale totaled $105.2 million and resulted in no gross gains and gross losses of $15.2 million. There were no sales of held to maturity securities during the years ended June 30, 2025, 2024 and 2023.

The following table sets forth the carrying value of our securities portfolio at the dates indicated:

	At June 30,
	2025	2024
	(In Thousands)
Debt securities available for sale:
Asset-backed securities	$59,498	$80,440
Collateralized loan obligations	323,245	389,543
Corporate bonds	140,117	131,797
Total debt securities available for sale	522,860	601,780

Mortgage-backed securities available for sale:
Residential pass-through securities	357,319	337,264
Commercial pass-through securities	132,790	133,789
Total mortgage-backed securities available for sale	490,109	471,053

Total securities available for sale	1,012,969	1,072,833

Debt securities held to maturity:
Obligations of state and political subdivisions	7,553	12,913
Total debt securities held to maturity	7,553	12,913

Mortgage-backed securities held to maturity:
Residential pass-through securities	100,482	110,614
Commercial pass-through securities	12,182	12,215
Total mortgage-backed securities held to maturity	112,664	122,829

Total securities held to maturity	120,217	135,742

Total securities	$1,133,186	$1,208,575

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of our securities portfolio at June 30, 2025. This table shows contractual maturities and does not reflect re-pricing or the effect of prepayments. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. At June 30, 2025, securities with a carrying value of $79.1 million are callable within one year.

	At June 30, 2025
	One Year or Less		One to Five Years		Five to Ten Years		More Than Ten Years		Total Securities
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Fair Market Value
	(Dollars In Thousands)
Debt securities:
Obligations of state and political subdivisions	$3,229	2.55%	$4,324	2.33%	$—	—%	$—	—%	$7,553	2.42%	$7,479
Asset-backed securities	—	—	—	—	9,167	6.31	50,331	5.52	59,498	5.64	59,498
Collateralized loan obligations	—	—	—	—	271,809	6.23	51,436	6.55	323,245	6.18	323,245
Corporate bonds	—	—	21,258	7.59	118,859	4.61	—	—	140,117	5.05	140,117

Mortgage-backed securities:
Residential pass-through securities (1)	—	—	—	—	—	—	457,802	2.58	457,802	2.58	445,880
Commercial pass-through securities (1)	—	—	—	—	12,182	1.80	132,791	3.13	144,973	3.04	143,462
Total securities	$3,229	2.55%	$25,582	6.73%	$412,017	5.61%	$692,360	3.13%	$1,133,188	4.04%	$1,119,681
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
Deposits are obtained primarily from within New Jersey and New York through the Bank’s network of retail branches, business relationship officers, and digital banking channels. We maintain a robust suite of commercial deposit products designed to appeal to small and mid-size businesses, non-profit organizations and government entities. Our team of experienced and dedicated business relationship officers serve as the primary points of contact for these commercial clients and act as both new business originators and relationship managers.
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
Our liquidity could be reduced if a significant amount of certificates of deposit maturing within a short period were not renewed. At June 30, 2025 and 2024, certificates of deposit maturing within one year were $1.91 billion and $1.49 billion, respectively. Historically, a significant portion of the certificates of deposit remain with us after they mature.
At June 30, 2025, $1.50 billion or 76.0% of our certificates of deposit were certificates of $100,000 or more compared to $1.10 billion or 68.2% at June 30, 2024. Excluding brokered certificates of deposit, $685.8 million or 59.1% of our certificates of deposit were certificates of $100,000 or more at June 30, 2025. The general level of market interest rates and money market conditions significantly influence deposit inflows and outflows. The effects of these factors are particularly pronounced on deposit accounts with larger balances. In particular, certificates of deposit with balances of $100,000 or greater are traditionally viewed as being a more volatile source of funding than comparatively lower balance certificates of deposit or non-maturity transaction accounts. In order to retain certificates of deposit with balances of $100,000 or more, we may have to pay a premium rate, resulting in an increase in our cost of funds. To the extent that such deposits do not remain with us, they may need to be replaced with wholesale funding.
Our sources of wholesale funding included brokered certificates of deposit whose balances totaled approximately $757.7 million, or 13.4% of total deposits, at June 30, 2025. We utilize brokered certificates of deposit as an alternative to other forms of wholesale funding, including borrowings, when interest rates and market conditions favor the use of such deposits. For a portion of our short-term brokered certificates of deposit we utilized interest rate contracts to effectively extend their duration and to fix their cost.

The following table sets forth the distribution of average deposits for the periods indicated and the weighted average nominal interest rates for each period on each category of deposits presented:

	For the Years Ended June 30,
	2025			2024			2023
	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate
	(Dollars In Thousands)
Non-interest-bearing deposits	$597,197	10.75%	—%	$595,266	11.14%	—%	$644,543	10.79%	—%
Interest-bearing demand	2,335,972	42.04	2.86	2,308,893	43.19	2.91	2,349,802	39.33	1.73
Savings	721,115	12.98	1.25	662,981	12.40	0.50	896,651	15.00	0.37
Certificates of deposit	1,902,026	34.23	3.39	1,778,682	33.27	2.92	2,083,864	34.88	1.64
						.
Total average deposits	$5,556,310	100.00%	2.53%	$5,345,822	100.00%	2.29%	$5,974,860	100.00%	1.31%
As of June 30, 2025 and 2024, the aggregate amount of certificates of deposit of $250,000 and over was $1.0 billion and $633.0 million, respectively. The following table presents the time remaining until maturity of those certificates of deposit as of June 30, 2025:

At June 30,
2025
(In Thousands)
Maturity Period
Within three months	$812,447
Three through six months	108,348
Six through twelve months	70,114
Over twelve months	10,088

Total certificates of deposit	$1,000,997
The following table sets forth the amount and maturities of certificates of deposit at June 30, 2025:

	At June 30, 2025
	Within One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years to Four Years	Over Four Years to Five Years	Over Five Years	Total
	(In Thousands)
Interest Rate
0.00 - 0.99%	$73,404	$19,750	$6,722	$2,012	$1,136	$—	$103,024
1.00 - 1.99%	315	—	71	—	—	—	386
2.00 - 2.99%	56,879	1,245	—	4	3,663	—	61,791
3.00 - 3.99%	808,290	23,631	153	—	1,338	5,364	838,776
4.00 - 4.99%	954,806	55	—	—	—	—	954,861
5.00 - 5.99%	17,714	—	—	—	22	—	17,736

Total certificates of deposit	$1,911,408	$44,681	$6,946	$2,016	$6,159	$5,364	$1,976,574
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
At June 30, 2025, we had $1.11 billion of FHLB advances outstanding, excluding a net fair value adjustment of $9,000, at a weighted average interest rate of 4.36%. At June 30, 2024, we had $1.54 billion of FHLB advances outstanding, excluding a net fair value adjustment of $211,000, at a weighted average interest rate of 5.07%.
Our FHLB advances mature as follows:

	At June 30,
	2025	2024
	(In Thousands)
By remaining period to maturity:
Less than one year	$906,500	$1,328,500
One to two years	—	6,500
Two to three years	200,000	—
Three to four years	—	200,000
Four to five years	—	—
Greater than five years	—	—
Total advances	1,106,500	1,535,000
Fair value adjustments	(9)	(211)
Total advances, net of fair value adjustments	$1,106,491	$1,534,789
At June 30, 2025, we utilized interest rate contracts to effectively extend the duration and fix the cost of our FHLB advances maturing in less than one year.
Based upon the market value of investment securities and mortgage loans that are posted as collateral for FHLB advances at June 30, 2025, we are eligible to borrow up to an additional $695.0 million of advances from the FHLB as of that date. We are further authorized to post additional collateral in the form of other unencumbered investments securities and eligible mortgage loans that may expand our borrowing capacity with the FHLB up to 30% of our total assets. Additional borrowing capacity up to 50% of our total assets may be authorized with the approval of the FHLB’s Board of Directors or Executive Committee.
In addition, we had the capacity to borrow additional funds totaling $845.0 million via unsecured overnight borrowings from other financial institutions and $1.19 billion from the FRB without pledging additional collateral.
The balance of borrowings at June 30, 2025 included overnight line of credit borrowings from the FHLB totaling $150.0 million. There were no unsecured overnight borrowings from other financial institutions at June 30, 2025.
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
At June 30, 2025, our derivative instruments were comprised of interest rate swaps, caps and a floor with a total notional amount of $3.08 billion. These instruments are intended to manage the interest rate exposure relating to certain wholesale funding positions and assets that were outstanding at June 30, 2025.
Additional information regarding our use of interest rate derivatives and our hedging activities is presented in Note 1 and Note 11 to the audited consolidated financial statements.

Subsidiary Activity
At June 30, 2025, Kearny Bank was the only wholly-owned operating subsidiary of Kearny Financial Corp. As of that date, Kearny Bank had three wholly-owned subsidiaries, CJB Investment Company, 189-245 Berdan Avenue LLC and Kearny Wealth Management LLC. CJB Investment Company is a New Jersey Investment Company and remained active through the three-year period ended June 30, 2025. 189-245 Berdan Avenue LLC was formed during the year ended June 30, 2023 for the purpose of ownership and operation of commercial real estate. The Kearny Wealth Management LLC subsidiary was formed in February 2024 for the purpose of providing insurance brokerage services via a third-party service provider.
Human Capital Resources
Year over year, our Kearny Bank team continues to strengthen client relationships and promote growth within the communities we serve through our consistent dedicated service and unprecedented resiliency. We deliver results while maintaining high ethical standards. To support our employees in their service, we provide an inclusive and supportive workplace where all employees have the opportunity to reach their potential both personally and professionally.
Employee Profile. As of June 30, 2025, we employed 504 full-time employees and 53 part-time employees, located primarily in New Jersey and New York, composed of approximately 60.3% females and 39.7% males. Our employees have an average tenure of 8.4 years.
Training and Development. We prioritize employee growth through career advancement opportunities and a strong promote-from-within culture. Our programs include educational support, certifications, and access to the Kearny Bank Learning Center’s 1,000+ courses. Additional offerings such as career mentoring, tuition reimbursement, one-to-one mentor relationships, and employee resource groups provide employees opportunities to gain the skills and experience essential for career success. In 2025, we enhanced our New Employee Orientation program to include a deeper focus on Kearny Bank’s culture. This includes comprehensive introductions to key stakeholders across the Company to support team members as they acclimate to their new roles. Additionally, we have aligned our employee training to the Company’s strategic focus on relationship growth by offering a mix of webinars, in-person sessions, and curated resources that provide knowledge and guidance on becoming trusted partners for all our clients.
Employee Engagement. In 2025, we conducted our second employee survey, which provided further insights to enhance our workplace culture, increase employee engagement, and develop programs to support the careers and well-being of all our employees. In response to these insights, we launched three inclusive Employee Resource Groups: the Cultural ERG, Caregivers ERG, and Professional ERG. These groups offer employees platforms to share experiences and cultivate leadership skills. Participation has been robust, especially among retail staff, providing these employees with meaningful opportunities to connect and collaborate with colleagues in our corporate offices, including our leadership team. We further expanded our Kearny Bank ChangeMakers certification program, which equips participants to support women business owners. This year, we welcomed seventeen new ambassadors into this program.
We also introduced our monthly "Lunch and Learn" program, where professional instructors from our EAP program, Health Advocate, provide guidance on health and emotional well-being. To help our employees build deeper relationships within the communities we serve, the Company’s and its employees participate in various volunteer events. Employees read to school-age children, taught financial literacy lessons, and donated books to classroom libraries.
Total Rewards. We offer our employees competitive compensation including annual incentive programs. To remain competitive, we participate in external salary surveys and regularly analyze market benchmarking. We also offer eligible employees a comprehensive benefits package that includes medical, dental, vision, long term disability benefits, flexible spending accounts, life insurance, additional supplement plans, Employee Assistance programs, generous paid time off and the ability to participate in volunteer events during work time. In addition, employees can participate in our 401(k) Plan, which includes a competitive company match, and our Employee Stock Ownership Plan (“ESOP”), which is 100% funded by the Company. We are committed to providing benefits programs that support the individual needs of our employees and their families by offering a variety of health and wellness programs that encompass physical, mental and financial wellbeing.

Supervision and Regulation
Kearny Bank and Kearny Financial operate in a highly regulated industry. This system of regulation establishes a comprehensive framework of activities in which a savings and loan holding company and New Jersey savings bank may engage and is intended primarily for the protection of the deposit insurance fund and depositors. Set forth below is a brief description of certain laws and regulations governing the activities and operations of Kearny Bank and Kearny Financial. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.
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
Regulation of Kearny Bank
General. As a nonmember New Jersey savings bank with federally insured deposits, the activities of Kearny Bank are subject to extensive regulation by the NJDBI and the FDIC, including restrictions or requirements with respect to loans to one borrower, dividends, permissible investments and lending activities, liquidity, transactions with affiliates and community reinvestment. Both state and federal law regulate a savings bank’s relationship with its depositors and borrowers, especially in such matters as the ownership of savings accounts and the form and content of Kearny Bank’s mortgage documents.
Kearny Bank must file reports with the NJDBI and FDIC concerning its activities and financial condition and obtain regulatory approvals prior to entering into certain transactions such as establishing new branches and mergers with or acquisitions of other depository institutions. The NJDBI and FDIC regularly examine Kearny Bank and prepare reports to Kearny Bank’s Board of Directors on any deficiencies found in its operations. The agencies have substantial discretion to take enforcement action with respect to an institution that fails to comply with applicable legal or regulatory requirements or engages in violations of law or regulation, or unsafe and unsound practices. Such actions can include, among others, the issuance of a cease and desist order, assessment of civil money penalties, removal of officers and directors and appointment of a receiver or conservator.
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
A savings bank may also invest pursuant to a leeway power that permits investments not otherwise permitted by the New Jersey Banking Act. Leeway investments must comply with a number of limitations on individual and aggregate amounts of investments. New Jersey savings banks may also exercise those powers, rights, benefits or privileges authorized for national banks, federal savings banks or federal savings associations either directly or through a subsidiary. New Jersey savings banks may exercise powers, rights, benefits and privileges of out-of-state banks, savings banks and savings associations either directly or through a subsidiary, but prior approval by the NJDBI is required before exercising any such power, right, benefit or privilege. The exercise of these lending, investment and activity powers is further limited by federal law and the related regulations. See “—Activity Restrictions on State-Chartered Banks” below.
Activity Restrictions on State-Chartered Banks. Federal law and FDIC regulations generally limit the activities as principal and equity investments of state-chartered FDIC insured banks and their subsidiaries to those permissible for national banks and their subsidiaries, except such activities and investments that are specifically exempted by law or regulation, or approved by the FDIC.
Before engaging as principal in a new activity that is not permissible for a national bank, or otherwise permissible under federal law or FDIC regulations, an insured bank must seek approval from the FDIC, subject to certain specified exceptions. The FDIC will not approve the activity unless the bank meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the FDIC’s Deposit Insurance Fund. Certain activities of subsidiaries that are permitted for national banks only through a financial subsidiary are subject to additional requirements. Additionally, New Jersey parity provisions authorize New Jersey savings banks, subject to certain limitations, to exercise the powers, rights, benefits and privileges authorized for national or out-of-state banks, or federal or out-of-state savings banks or savings associations
Federal Deposit Insurance. Kearny Bank’s deposits are insured to applicable limits by the FDIC. The general maximum deposit insurance amount is $250,000 per depositor per account ownership category.
The FDIC assesses insured depository institutions to maintain the Deposit Insurance Fund (“DIF”). Under the FDIC’s risk-based assessment system, institutions deemed less risky pay lower assessments. Assessments for institutions of less than $10 billion of assets, such as Kearny Bank, are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution’s failure within three years. Effective January 1, 2023, the assessment range for insured institutions of less than $10 billion in total assets is 2.5 to 32 basis points of total assets less tangible equity.
The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of Kearny Bank. Management cannot predict what assessment rates will be in the future.
Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.
Regulatory Capital Requirements. FDIC regulations require nonmember banks to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8.0%, and a Tier 1 capital to total assets leverage ratio of 4.0%. The current requirements implement recommendations of the Basel Committee on Banking Supervision and certain requirements of federal law.
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
Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. At June 30, 2025, Kearny Bank has exercised the opt-out election regarding the treatment of Accumulated Other Comprehensive Income.
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
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a capital conservation buffer consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. At June 30, 2025, Kearny Bank exceeded all regulatory capital requirements.
In assessing an institution’s capital adequacy, the FDIC takes into consideration, not only these numeric factors, but also qualitative factors. The FDIC has the authority to establish higher capital requirements for individual institutions where deemed necessary.

Depository institutions and their holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria may elect to use the optional community bank leverage ratio framework, which requires maintaining a leverage ratio of greater than 9.0% to satisfy the regulatory capital requirements, including the risk-based requirements. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. Kearny Bank did not opt into the community bank leverage ratio framework as of June 30, 2025.
Regulations issued by the NJDBI establish generally similar regulatory capital standards for New Jersey-chartered savings banks such as Kearny Bank.
Prompt Corrective Regulatory Action. Federal law requires that federal bank regulatory authorities take prompt corrective action with respect to institutions that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Qualifying banks that elect and comply with the community bank leverage ratio (as established by the regulatory agencies) are considered well-capitalized under the prompt corrective action regulations
The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be well capitalized if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 capital ratio of 6.5% or greater. Further, to be deemed well capitalized, the institution must not be subject to any written agreement, order or capital directive, or prompt corrective action directive issued by the FDIC to meet and maintain a specific capital level for any capital measure. An institution is deemed to be adequately capitalized if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 capital ratio of 4.5% or greater.
An institution is deemed to be undercapitalized if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0%, or a common equity Tier 1 capital ratio of less than 4.5%. An institution is deemed to be significantly undercapitalized if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 capital ratio of less than 3.0%. Critically undercapitalized status is triggered if an institution has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.
Undercapitalized banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank’s compliance with such a plan must be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the adequately capitalized status. If an undercapitalized bank fails to submit an acceptable capital restoration plan, it is treated as if it is significantly undercapitalized. Significantly undercapitalized banks must comply with one or more of a number of additional measures including, but not limited to, a required sale of sufficient voting stock to become adequately capitalized, a requirement to reduce total assets, cessation of taking deposits from correspondent banks, the dismissal of directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers, and capital distributions by the parent holding company. Critically undercapitalized institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after such status is triggered. These actions are in addition to other discretionary supervisory or enforcement actions that the FDIC may take.
As of June 30, 2025, Kearny Bank was well capitalized.
Dividend Limitations. Federal regulations impose various restrictions or requirements on Kearny Bank to pay dividends to Kearny Financial. An institution that is a subsidiary of a savings and loan holding company, such as Kearny Bank, must file notice with the Federal Reserve Board at least thirty days before paying a dividend. The Federal Reserve Board may disapprove a notice if: (i) the institution would be undercapitalized following the capital distribution; (ii) the proposed capital distribution raises safety and soundness concerns; or (iii) the capital distribution would violate a prohibition contained in any statute, regulation, enforcement action or agreement or condition imposed in connection with an application.
New Jersey law specifies that no dividend may be paid if the dividend would impair the capital stock of the savings bank. In addition, no dividend may be paid unless the savings bank would, after payment of the dividend, have a surplus of at least 50% of its capital stock (or if the payment of dividend would not reduce surplus).

Transactions with Affiliates. Transactions between a depository institution (and, generally, its subsidiaries) and its affiliates are limited by Sections 23A and 23B of the Federal Reserve Act and Regulation W. An affiliate of an institution includes any company or entity that controls, is controlled by or is under common control with the institution. In a holding company context, the parent holding company and any companies that are controlled by such parent holding company are affiliates of the institution. Generally, Section 23A of the Federal Reserve Act and Regulation W limit the extent to which the institution or its subsidiaries may engage in “covered transactions” with any one affiliate to 10% of such institution’s capital stock and surplus, and set an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such institution’s capital stock and surplus. The term “covered transaction” includes an extension of credit to, purchase of securities and assets from, or issuance of a guarantee or letter of credit to, an affiliate, among other types of transactions. In addition, loans or other extensions of credit by the institution to the affiliate are required to be collateralized in accordance with specified requirements.
Section 23B of the Federal Reserve Act and Regulation W also require that transactions with affiliates generally be on terms and conditions that are substantially the same as, or at least as favorable to the institution as, those provided to non-affiliates.
Extension of Credit to Insiders. Kearny Bank’s authority to extend credit to its and its affiliates’ directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, subject to certain exceptions, these provisions generally require that extensions of credit to insiders:
•be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and
•not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Kearny Bank’s regulatory capital and surplus.
In addition, extensions of credit in excess of certain limits must be approved by Kearny Bank’s Board of Directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.
Community Reinvestment Act. Under the Community Reinvestment Act (the “CRA”), every insured depository institution, including Kearny Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the FDIC to assess the depository institution’s record of meeting the credit needs of its community and consider that record in its consideration of certain applications by the institution, such as for a merger or the establishment of a branch office. The FDIC may use an unsatisfactory CRA examination rating as the basis for denying such an application. Kearny Bank received a satisfactory CRA rating from the FDIC in its most recent CRA evaluation.
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
The FHLB of New York may pay periodic dividends to members. These dividends are affected by factors such as the FHLB’s operating results and statutory responsibilities that may be imposed such as providing certain funding for affordable housing and interest subsidies on advances targeted for low- and moderate-income housing projects. The payment of dividends, or any particular amount of dividend, cannot be assumed.
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
•Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; and
•Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies.
The operations of Kearny Bank also are subject to the:
•Truth in Savings Act, prescribing disclosure and advertising requirements with respect to deposit accounts;
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
•Bank Secrecy Act and USA PATRIOT Act, which requires institutions to, among other things, establish anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering, terrorist financing, and other illicit activity;
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
In addition, the Federal Reserve Board has enforcement authority over Kearny Financial and its non-depository subsidiaries. That permits the Federal Reserve Board to restrict or prohibit activities that are determined to pose a serious risk to Kearny Bank. This regulatory structure is intended primarily for protection of Kearny Bank’s depositors and not for the benefit of stockholders of Kearny Financial.
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
Mergers and Acquisitions. Kearny Financial must generally obtain approval from the Federal Reserve Board before acquiring, directly or indirectly, more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation, or purchase of its assets. Federal law also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by federal law or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating an application for Kearny Financial to acquire control of a savings institution, the Federal Reserve Board considers factors such as the financial and managerial resources and future prospects of Kearny Financial and the target institution, the effect of the acquisition on the risk to the DIF, the convenience and the needs of the community served and competitive factors. A merger of another depository institution into Kearny Bank requires the prior approval of the NJDBI and FDIC, based on similar considerations.
Consolidated Capital Requirements. Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions (including the community bank leverage ratio alternative) apply to savings and loan holding companies with $3 billion or more of consolidated assets, including Kearny Financial. Kearny Financial was in compliance with the holding company capital requirements and the capital conservation buffer as of June 30, 2025.

Source of Strength Doctrine; Dividends. Federal law extended the source of strength doctrine, which has long applied to bank holding companies, to savings and loan holding companies. The Federal Reserve Board has promulgated regulations implementing the source of strength doctrine, which requires holding companies to act as a source of financial and managerial strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial distress. Further, the Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies that it has also applied to savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior consultation with Federal Reserve Board supervisory staff as to dividends in certain circumstances, such as when the dividend is not covered by earnings for the period for which it is being paid, when net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or when the prospective rate of earnings retention by the holding company is inconsistent with its capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary depository institution becomes undercapitalized. In addition, a subsidiary institution of a savings and loan holding company must file prior notice with the Federal Reserve Board, and receive its non-objection, before paying a dividend to the parent savings and loan holding company. Federal Reserve Board guidance also provides for regulatory review of certain stock redemption and repurchase proposals by holding companies. These regulatory policies could affect the ability of Kearny Financial to pay dividends, engage in stock redemptions or repurchases or otherwise engage in capital distributions.
Qualified Thrift Lender Test. In order for Kearny Financial to be regulated by the Federal Reserve Board as a savings and loan holding company (rather than as a bank holding company), Kearny Bank must remain a qualified thrift lender under applicable law or satisfy the domestic building and loan association test under the Internal Revenue Code. Under the qualified thrift lender test, an institution is generally required to maintain at least 65% of its portfolio assets (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangible assets, including goodwill; and (iii) the value of property used to conduct business) in certain qualified thrift investments (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine months out of each 12 month period. As of June 30, 2025, Kearny Bank met the qualified thrift lender test.
Acquisition of Control. Under the federal Change in Bank Control Act and its implementing regulations, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire control of a savings and loan holding company. An acquisition of control can occur upon the ownership, control, or holding with power to vote of 10% or more of a class of voting stock of a savings and loan holding company. Under the Change in Bank Control Act and its implementing regulations, the Federal Reserve Board has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial condition of the acquirer, and future prospects of the proposed acquirer, the competence and integrity of the proposed acquirer and the effects of the acquisition on competition.
Any company that seeks to acquire “control” of Kearny Financial or Kearny Bank, within the meaning of the Home Owners’ Loan Act, must file an application, and receive the Federal Reserve Board’s prior approval under that statute. The Company would then be subject to regulation as a savings and loan holding company.
The prior approval of the NJDBI would also be necessary for the acquisition of 25% of a class of the Company’s voting stock, or “control” as otherwise defined under New Jersey law.
Incentive Compensation. In October 2022, the SEC adopted a final rule implementing the incentive-based compensation recovery (“clawback”) provisions of the Dodd-Frank Act. The final rule directs national securities exchanges and associations, including NASDAQ, to require listed companies to develop and implement clawback policies to recover erroneously awarded incentive-based compensation from current or former executive officers in the event of a required accounting restatement due to material noncompliance with any financial reporting requirement under the securities laws, and to disclose their clawback policies and any actions taken under these policies. On June 9, 2023, the SEC approved the NASDAQ proposed clawback listing standards, including the amendments that delayed the effective date of the rules to October 2, 2023. The Board of Directors of Kearny Financial approved the adoption of a clawback policy in October 2023, pursuant to the NASDAQ clawback listing standards. A copy of the Company’s clawback policy is included as an exhibit to this Annual Report on Form 10-K.

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
We derive our income mainly from the difference or spread between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings and other interest-bearing liabilities. In general, the larger the spread, the more we earn. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities will fluctuate. This can cause decreases in our spread and can adversely affect our income. In addition, it takes longer for our assets to reprice to adjust to a new rate environment because fixed rate loans do not fluctuate with interest rate changes and adjustable rate loans often have a specified initial fixed rate period before reset. As of June 30, 2025, 75.5% of our loan portfolio was comprised of fixed rate loans. A flattening or an inversion of the yield curve is likely to have a negative impact on our net interest income.
Beginning in March 2022, in response to rising inflation, the Federal Open Market Committee (the “Committee”) initiated a series of systematic rate hikes, raising the target federal funds rate from 0.00%–0.25% to a peak of 5.25%–5.50% by July 2023. In the second half of 2024, the Committee began easing rates, bringing the target range down to 4.25%–4.50%, where it has remained through June 2025. As of June 30, 2025, the yield curve had flattened, although it remained inverted at certain maturities, with short-term rates at or above long-term rates. These interest rate dynamics have pressured our net interest spread and net interest margin, both of which have been, and may continue to be, adversely affected by significant or unexpected shifts in market rates.
Changes in interest rates can affect the average life of loans and securities. For example, a reduction in interest rates generally results in increased prepayments of loans and mortgage-backed securities, as borrowers refinance their debt in order to reduce their borrowing cost. In addition, interest rates also affect how much money we lend. For example, when interest rates rise, the cost of borrowing increases and loan originations tend to decrease.
A significant portion of our assets consists of investment securities, which generally yield less than loans and are classified as available for sale, potentially contributing to increased volatility in our equity.
Our net interest margin is lower than it would have been if a higher proportion of our interest-earning assets consisted of loans. Additionally, at June 30, 2025, $1.01 billion, or 89.4% of our investment securities, are classified as available for sale and reported at fair value with unrealized gains or losses excluded from earnings and reported in other comprehensive income, which affects our reported equity. Accordingly, given the significant size of the investment securities portfolio classified as available for sale and due to possible mark-to-market adjustments of that portion of the portfolio resulting from market conditions, we may experience greater volatility in the value of reported equity. Moreover, given that we actively manage our investment securities portfolio classified as available for sale, we may sell securities which could result in a realized loss, thereby reducing our net income.
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

A significant portion of our loan portfolio has interest rates that will reset over the next 24 months. In addition, a significant portion of our portfolio will mature over the next 24 months. Applicable increases in interest rates could harm our borrowers’ abilities to repay their loans.
As of June 30, 2025, a significant portion of our loan portfolio is scheduled to reset or mature during fiscal 2026 and 2027. Many of these loans were originated in calendar 2021 and 2022 at interest rates below current market levels. As a result, borrowers may face higher interest rates upon reset or refinancing, which could increase their debt service obligations. For maturing loans, borrowers will need to refinance, either with us or another lender, or repay the loans using other sources of funds. These higher borrowing costs may impact borrowers’ ability to meet their obligations, potentially leading to increased delinquencies or defaults. Any such deterioration in borrower performance could negatively affect our asset quality and operating results.
Asset Quality
If our allowance for credit losses is not sufficient to cover actual loan losses, our earnings will decrease.
We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the required amount of the allowance for credit losses, we evaluate loans individually and establish credit loss allowances for specifically identified impairments. For loans not individually analyzed, we estimate losses and establish reserves based on reasonable and supportable forecasts and adjustments for qualitative factors. If the assumptions used in our calculation methodology are inaccurate, our allowance for credit losses may be insufficient to cover losses inherent in our loan portfolio, resulting in further additions to our allowance. Significant additions to our allowance could materially decrease our net income.
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
Our commercial lending exposes us to greater risks than one- to four-family residential lending. Unlike single-family, owner-occupied residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from employment and other income sources, and are secured by real property whose value tends to be more easily ascertainable and realizable, the repayment of commercial loans typically is dependent on the successful operation and income stream of the borrower, which can be significantly affected by economic conditions, and are secured, if at all, by collateral that is more difficult to value or sell or by collateral which may depreciate in value. In addition, commercial loans generally carry larger balances to single borrowers or related groups of borrowers than one- to four-family mortgage loans, which increases the financial impact of a borrower’s default.
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
In 2006, the FDIC, the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “Guidance”). The Guidance provides that a bank’s commercial real estate lending exposure may receive increased supervisory scrutiny when total non-owner occupied commercial real estate loans, including loans secured by multi-family property, non-owner occupied commercial real estate and construction loans, represent 300% or more of an institution’s total risk-

based capital and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Our level of non-owner occupied commercial real estate equaled 535% of Bank total risk-based capital at June 30, 2025, however our commercial real estate loan portfolio increased by only 7% during the preceding 36 months.
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
At June 30, 2025, we had investment securities with fair values of approximately $1.12 billion. The valuation and liquidity of our securities could be adversely impacted by reduced market liquidity, increased normal bid-asked spreads and increased uncertainty of market participants, which could reduce the market value of our securities, including those with no apparent credit exposure. The valuation of our securities requires judgment and as market conditions change security values may also change. Significant negative changes to valuations could result in impairments in the value of our securities portfolio, which could have an adverse effect on our financial condition or results of operations.
Our investments in corporate and municipal debt securities, subordinated debt securities and collateralized loan obligations expose us to additional credit risks.
The composition and allocation of our investment portfolio has historically emphasized U.S. agency mortgage-backed securities and U.S. agency debentures. While such assets remain a significant component of our investment portfolio at June 30, 2025, prior enhancements to our investment policies, strategies and infrastructure have enabled us to diversify the composition and allocation of our securities portfolio. Such diversification has included investing in corporate debt, municipal obligations, subordinated debt securities issued by financial institutions and collateralized loan obligations. With the exception of collateralized loan obligations, these securities are generally backed only by the credit of their issuers while investments in collateralized loan obligations generally rely on the structural characteristics of an individual tranche within a larger investment vehicle to protect the investor from credit losses arising from borrowers defaulting on the underlying securitized loans.
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
Among other sources of funds, we rely on wholesale funding, including short- and long-term borrowings and brokered deposits, to provide funds with which to make loans, purchase investment securities and provide for other liquidity needs. On June 30, 2025, wholesale funding totaled $2.0 billion, or approximately 26.0% of total assets.
In the future, this funding may not be readily replaceable as it matures, or we may have to pay a higher rate of interest to maintain it. Not being able to maintain or replace those funds as they mature would adversely affect our liquidity. Paying higher interest rates to maintain or replace funding would adversely affect our net interest margin and operating results.
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
Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities. We have the capacity to borrow additional funds from the FHLB as well as from the FRB without pledging additional collateral, and via unsecured overnight borrowings from other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets, changes in the value of investment securities, negative views and expectations about the prospects for the financial services industry, a decrease in our business activity as a result of a downturn in markets, or adverse regulatory actions against us.
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
Public funds deposits are a notable source of funds for our lending and investment activities. At June 30, 2025, $539.1 million, or 9.5% of our total deposits, consisted of public funds deposits from local government entities in the state of New Jersey, such as townships, counties, school districts and charter schools. These deposits are collateralized by letters of credit from the FHLB or through the pledge of eligible investment securities. Given our reliance on these typically high-average balance public funds deposits as a source of funds, our inability to retain such funds could adversely affect our liquidity. Further, our public funds deposits are primarily floating rate interest-bearing demand deposit accounts and therefore their pricing is more sensitive to changes in interest rates. If we are forced to pay higher rates on our public funds accounts to retain those funds, or if we are unable to retain such funds and we are forced to rely on other sources of funds for our lending and investment activities, such as borrowings from the FHLB, the interest expense associated with these other funding sources may be higher than the rates we are currently paying on our public funds deposits, which would adversely affect our net interest income.
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
Inflation rose sharply at the end of 2021 and remained elevated through the first half of calendar 2024, before beginning to moderate in the latter half of 2024 and into calendar 2025. However, inflation levels continue to exceed the Federal Reserve’s long-term target of 2.0%. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to the Company to increase, which has and could continue to adversely affect our results of operations and financial condition.
Severe weather could harm our business.
Weather-related events can disrupt our operations, result in damage to our properties, reduce or destroy the value of the collateral for our loans and negatively affect the local economies in which we operate, which could have a material adverse effect on our results of operations and financial condition. The occurrence of a natural disaster could result in one or more of the following: (i) an increase in loan delinquencies; (ii) an increase in problem assets and foreclosures; (iii) a decrease in the demand for our products and services; or (iv) a decrease in the value of the collateral for loans, especially real estate, in turn reducing clients’ borrowing power, the value of assets associated with problem loans and collateral coverage.
Interruption of our customers’ supply chains and federal funding could negatively impact their business and operations and impact their ability to repay their loans.
Any material interruption in our customers’ supply chains, such as a material interruption of the resources required to conduct their business, such as those resulting from interruptions in service by third-party providers, trade restrictions, such as increased tariffs or quotas, embargoes or customs restrictions, reductions in federal subsidies or grants, social or labor unrest, natural disasters, epidemics or pandemics or political disputes and military conflicts, that cause a material disruption in our customers’ supply chains, could have a negative impact on their business and ability to repay their borrowings with us. In the event of disruptions in our customers’ supply chains, the labor and materials they rely on in the ordinary course of business may not be available at reasonable rates or at all. Additionally, changes in distribution of federal funds or freezing of federal funds, including reductions in federal workforce causing unemployment, could have an adverse effect on the ability of consumers and businesses to pay debts and/or affect the demand for loans and deposits.
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
Additionally, global markets may be adversely affected by the emergence of widespread health emergencies or pandemics, cyber attacks or campaigns, military conflicts, terrorism or other geopolitical events. Also, any sudden or prolonged market downturn in the U.S. or abroad as a result of the above factors or otherwise could result in a decline in revenues and adversely affect our results of operations and financial condition, including capital and liquidity levels.
We face intense competition from other financial services and financial services technology companies, and competitive pressures could adversely affect our business or financial performance.
We face intense competition in all of our markets and geographic regions and expect it to intensify in the future. Competition with financial services technology companies, or technology companies partnering with financial services companies, may be particularly intense, due to, among other things, differing regulatory environments. Competitive pressures may drive us to take actions that we might otherwise eschew, such as lowering the interest rates or fees on loans or raising the interest rates on deposits in order to keep or attract high-quality clients. These pressures also may accelerate actions that we might otherwise elect to defer, such as substantial investments in technology or infrastructure. The actions that we take in response to competition may adversely affect our results of operations and financial condition. These consequences could be exacerbated if we are not successful in introducing new products and other services, achieving market acceptance of our products and other services, developing and maintaining a strong client base, or prudently managing expenses.

Information Security and Use of Artificial Intelligence Technologies
Risks associated with system failures, service interruptions or other performance exceptions could negatively affect our earnings.
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
Our clients are also the target of cyber-attacks, identity theft, and fraud. Large scale identity theft could result in clients' accounts being compromised and fraudulent activities being performed in their name. We have implemented certain safeguards against these types of activities but they may not fully protect us from fraudulent financial losses. The occurrence of a breach of security involving our clients' information, regardless of its origin, could damage our reputation and result in a loss of clients and business and subject us to additional regulatory scrutiny, and could expose us to litigation and possible financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations.
While our Board of Directors takes an active role in cybersecurity risk tolerance, we rely to a large degree on management and outside consultants in overseeing cybersecurity risk management.
Our Board of Directors, including the Information Security Committee, takes an active role in the cybersecurity risk tolerance of the Company and all members receive cybersecurity training annually. The Board reviews the annual information security effectiveness report, risk assessments and approves information security and technology policies. Furthermore, our Audit Committee is responsible for reviewing all audit findings related to information technology general controls, internal and external vulnerability, and penetration testing. We also engage outside consultants to support our cybersecurity efforts. However, our directors do not have significant experience in cybersecurity risk management outside of the Company and therefore, its ability to fulfill its oversight function remains dependent on the input it receives from management and outside consultants.
Our adoption of artificial intelligence tools and adoption by our third-party vendors and service providers may increase the risk of errors, omissions, unfair treatment or fraudulent behavior by our employees, clients, or counterparties, or other third parties.
We have made and expect to continue to make investments to integrate artificial intelligence tools into our solutions, including generative artificial intelligence, machine learning, and similar tools and technologies that collect, aggregate, analyze or generate data or other contents (collectively, “AI”), and we expect to continue to adopt such tools responsibly and as appropriate. While these technologies enhance efficiency and scalability, their use can lead to concerns around safety and soundness, fair access to financial services, fair treatment to customers, inaccuracy of results broadly known as "hallucinations" and compliance with applicable laws and regulations. AI systems may produce inaccurate, biased, or otherwise flawed outputs due to limitations in training data, model design, or system integration. Errors in AI-driven processes could lead to operational disruptions, regulatory scrutiny, reputational damage, or financial loss.
Our reliance on third-party AI vendors introduces additional risks, including potential deficiencies in vendor oversight, data governance, and cybersecurity practices. Furthermore, the regulatory landscape governing AI technologies is rapidly evolving. Legislative and regulatory developments may impose new compliance obligations or restrict certain uses of AI. Failure to comply with applicable laws or to adapt to regulatory changes in a timely manner could result in enforcement actions, litigation, or reputational harm.
As AI technologies continue to develop, we may be required to invest in enhanced governance, monitoring, and compliance frameworks to manage these risks effectively.
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
Business Issues
We could incur future goodwill impairment.
At June 30, 2025, our goodwill totaled $113.5 million. We are required to periodically test our goodwill for impairment. The impairment testing process considers a variety of factors, including the current market price of our common stock, the estimated net present value of our assets and liabilities, and information concerning the terminal valuation of similarly situated insured depository institutions. If an impairment determination is made in a future reporting period, our earnings and the book value of goodwill will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our common stock or our regulatory capital levels, but recognition of such an impairment loss could significantly restrict Kearny Bank’s ability to make dividend payments to Kearny Financial and therefore adversely impact our ability to pay dividends to stockholders.
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

Our acquisitions and the integration of acquired businesses, may not result in all of the cost savings and benefits anticipated, which could adversely affect our financial condition or results of operations.
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
Item 1B. Unresolved Staff Comments
Not applicable.

Item 1C. Cybersecurity
Risk Management and Strategy
We structure our information security program around Federal Financial Institutions Examinations Council (“FFIEC”) and Federal Deposit Insurance Corporation (“FDIC”) regulatory guidance, along with other applicable industry standards. We leverage industry and government associations, third-party benchmarking, audits and threat intelligence feeds to evaluate program effectiveness. Our Chief Technology and Innovation Officer ("CTIO"), along with key members of their team, regularly collaborate with peer banks, industry groups, and policymakers.
We employ an in-depth, layered, defensive strategy with respect to our products, services and technology. We leverage people, processes and technology to manage and maintain information security controls. We employ a variety of preventative and detective tools designed to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats.
We have established processes and systems to identify and mitigate information security risk, including regular education and training, preparedness simulations and tabletop exercises, and recovery and resilience tests. Our processes, systems and controls are reviewed periodically by internal and external auditors, Federal and State bank examiners, and independent external partners to assess design and operating effectiveness. We also maintain cyber risk insurance coverage commensurate for an institution of our size and complexity.
We engage third party security experts to supplement our internal Information Security team for assessments, penetration tests and program enhancements, including vulnerability assessments, security framework maturity assessments and identification of areas for continued focus and improvement. In addition, our third-party experts work with us to conduct cybersecurity tabletop exercises and internal phishing awareness campaigns. We use the findings of these exercises to improve our practices, procedures, and technologies. We also engage third party security experts to support our cybersecurity threat and incident response management and maintain information security risk insurance coverage.
The secure maintenance and transmission of confidential information, as well as execution of transactions over the systems of our third-party service providers, is essential to protect us and our customers against fraud and security breaches and to maintain customer confidence. Information security and risk management are an integral part of our new product and service implementation and vendor relationship management to confirm that they all meet the minimum standards and policies established and approved by our Board. We have developed processes to identify and oversee risks from cybersecurity threats associated with our third-party service providers, which includes the information security team assisting with and assessing cybersecurity robustness during vendor selection and onboarding as well as risk-based monitoring of vendors on an ongoing basis.
We engage with a range of external experts, including cybersecurity assessors, consultants, auditors, and legal counsel in evaluating and testing our information security risk management systems. This enables us to leverage specialized knowledge and insights, ensuring our cybersecurity strategies and processes remain current.
In the past three years, we have not experienced any material computer data security breaches as a result of a compromise of our information systems and we are not aware and have not had a significant cybersecurity breach or attack that had a material impact on our business or operating results to date.
Governance
Our Board is actively engaged in the oversight of our information security program. In 2025 the Board created an Information Security Committee, which is responsible for overseeing our information security program, including management’s actions to identify, assess, mitigate, and remediate material information security issues and risks. Our CTIO provides reports, at least quarterly, to the Information Security Committee regarding information security programs, key enterprise information security initiatives, and significant cybersecurity and privacy incidents. Our CTIO is part of the risk management function, reporting directly to our Chief Executive Officer (“CEO”).

Item 2. Properties
The Company and the Bank conduct business from their corporate headquarters at 120 Passaic Avenue in Fairfield, New Jersey and from administrative offices located in Fairfield, Clifton and Oakhurst, New Jersey.
At June 30, 2025, the Company operated 43 branch offices located in Bergen, Essex, Hudson, Middlesex, Monmouth, Morris, Ocean, Passaic, Somerset and Union counties, New Jersey and Kings and Richmond counties, New York. At June 30, 2025, 18 of our branch offices are leased with remaining terms between seven months and nine years. At June 30, 2025, our net investment in property and equipment totaled $43.9 million.
Additional information regarding our properties as of June 30, 2025, is presented in Note 7 to the audited consolidated financial statements.
Item 3. Legal Proceedings
We are, from time to time, party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At June 30, 2025, there were no lawsuits pending or known to be contemplated against us that would be expected to have a material effect on operations or income.
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
As of August 19, 2025, there were 3,873 registered holders of record of the Company’s common stock. Certain shares of the Company are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
(b) Use of Proceeds. Not applicable.
(c) Issuer Purchases of Equity Securities. The Company did not repurchase any shares of its common stock during the fourth quarter of the fiscal year ended June 30, 2025.

Stock Performance Graph. The following graph compares the cumulative total shareholder return on the Company’s common stock with the cumulative total return on the NASDAQ Composite Index and a peer group of the S&P U.S. SmallCap Banks Index, in each case assuming an investment of $100 as of June 30, 2020. Total return assumes the reinvestment of all dividends.

Total Return Performance
Kearny Financial Corp.
Nasdaq Composite Index
S&P U.S. SmallCap Banks Index
Index Value
250
200
150
100
50
0
06/30/20
06/30/21
06/30/22
06/30/23
06/30/24
06/30/25

	At June 30,
	2020	2021	2022	2023	2024	2025
Kearny Financial Corp.	$100	$151	$145	$97	$90	$101
NASDAQ Composite Index	100	145	111	140	182	210
S&P U.S. SmallCap Banks Index	100	168	156	127	156	192
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
Management believes the following information may enable investors to better understand the changes in our ACL. Our ACL totaled $46.2 million and $44.9 million at June 30, 2025 and 2024, respectively. The $1.3 million increase in our ACL was largely attributable to an increase in reserves for individually evaluated loans. The quantitative component of our ACL, which is largely based on the national unemployment rate forecast, decreased $1.2 million. The qualitative component of our ACL, which is largely based on management’s judgment of qualitative loss factors, increased $0.9 million.
Our ACL totaled $46.2 million at June 30, 2025 and the amount allocated to our collectively evaluated multi-family and nonresidential mortgage loans was $30.5 million, of which $21.1 million was attributable to qualitative loss factors. Changes in managements’ judgment of qualitative loss factors could result in a significant change to the ACL. As described in Note 1, qualitative loss factors are applied to each portfolio segment with the amounts judgmentally determined by the relative risk to the most severe loss periods identified in the historical loan charge-offs of a peer group of similar-sized regional banks. At June 30, 2025, the most severe historical loss rate for multi-family and nonresidential mortgages loans was 1.66%.
Management performed a hypothetical sensitivity analysis to understand the impact of a change in a key input on our ACL. At June 30, 2025, if the four-quarter national unemployment rate forecast had been 9% rather than an average of approximately 4.1%, our ACL as a percent of total loans would have increased 34 basis points from 0.79% to 1.13%. This sensitivity analysis includes the impact to both the quantitative and qualitative components of our ACL. Changes in quantitative inputs and qualitative loss factors may not occur in the same direction or magnitude across all segments of our loan portfolio and deterioration in some quantitative inputs and qualitative loss factors may offset improvement in others. This sensitivity analysis does not represent a change to our expectations of the economic environment but provides a hypothetical result to assess the sensitivity of the ACL to a change in a key input. This sensitivity analysis does not incorporate changes to management’s judgment of qualitative loss factors.
Our ACL on individually analyzed loans is determined on an individual basis using the present value of expected cash flows discounted using the loan’s effective interest rate or, for collateral-dependent loans, the fair value of the collateral, less estimated selling costs, as applicable. Our ACL on individually analyzed loans increased $1.6 million during the year ended June 30, 2025.

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
To test goodwill for impairment we elected to perform a goodwill impairment assessment during the fourth quarter of the year ended June 30, 2025. The quantitative goodwill impairment test compares the estimated fair value of the reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. However, if the carrying amount of the reporting unit were to exceed its estimated fair value, and impairment loss would be recorded.
The quantitative assessment of goodwill for our single reporting unit was performed utilizing a discounted cash flow analysis (“income approach”) and estimates of selected market information (“market approaches”). The result of the income approach was weighted at 70% and the results of the market approaches comprised the remaining 30% in determining the fair value of our single reporting unit. The fair value of our single reporting unit exceeded its respective carrying value, resulting in no impairment charge required to be recorded for the year ended June 30, 2025. As a result, the Company’s goodwill of $113.5 million remained unchanged from June 30, 2024. Determining fair value of our single reporting unit is subject to uncertainty as it is reliant on projected future cash flows, discount rate assumption, and market estimates. In the future, changes in projected future cash flows, discount rate assumption, or market estimates may result in further impairment of goodwill.

Financial Overview
The following financial information and other data in this section are derived from our audited consolidated financial statements and should be read together therewith:

	At June 30,
	2025	2024	2023
	(In Thousands)
Balance Sheet Data:
Cash and equivalents	$167,269	$63,864	$70,515
Assets	7,740,450	7,683,461	8,064,815
Net loans receivable	5,766,746	5,687,848	5,780,687
Investment securities available for sale	1,012,969	1,072,833	1,227,729
Investment securities held to maturity	120,217	135,742	146,465
Goodwill	113,525	113,525	210,895
Deposits	5,675,217	5,158,123	5,629,183
Borrowings	1,256,491	1,709,789	1,506,812
Stockholders' equity	745,962	753,571	869,284

	For the Years Ended June 30,
	2025	2024	2023
	(Dollars in Thousands, Except Per Share Amounts)
Summary of Operations:
Interest income	$324,476	$328,868	$293,724
Interest expense	189,533	186,274	117,859
Net interest income	134,943	142,594	175,865
Provision for credit losses	2,366	6,226	2,486
Net interest income after provision for credit losses	132,577	136,368	173,379
Non-interest income	19,052	(1,993)	2,751
Non-interest expenses	120,630	215,151	123,751
Income (loss) before taxes	30,999	(80,776)	52,379
Income tax expense	4,924	5,891	11,568
Net income (loss)	$26,075	$(86,667)	$40,811

Per Share Data:
Net income (loss) per share - Basic and diluted	$0.42	$(1.39)	$0.63
Weighted average number of common shares outstanding (in thousands):
Basic	62,508	62,444	64,804
Diluted	62,716	62,444	64,804
Cash dividends per share	$0.44	$0.44	$0.44
Dividend payout ratio(1)	106.1%	(31.9)%	70.2%
________________________________________
(1)Represents cash dividends declared divided by net income (loss).

	At or For the Years Ended June 30,
	2025	2024	2023
Performance Ratios:
Return on average assets (ratio of net income to average total assets)	0.34%	(1.10)%	0.51%
Return on average equity (ratio of net income to average total equity)	3.49%	(10.51)%	4.66%
Return on average tangible equity (ratio of net income to average tangible equity)(1)	4.18%	(13.64)%	6.17%
Net interest rate spread	1.47%	1.57%	2.09%
Net interest margin	1.88%	1.94%	2.34%
Average interest-earning assets to average interest-bearing liabilities	115.21%	114.73%	115.66%
Efficiency ratio(2)	78.33%	153.02%	69.28%
Non-interest expense to average assets	1.58%	2.73%	1.53%

Asset Quality Ratios:
Non-performing loans to total loans	0.78%	0.70%	0.73%
Non-performing assets to total assets	0.59%	0.52%	0.69%
Net charge-offs to average loans outstanding	0.02%	0.17%	0.01%
Allowance for credit losses to total loans	0.79%	0.78%	0.83%
Allowance for credit losses to non-performing loans	101.30%	112.68%	114.33%

Capital Ratios:
Average equity to average assets	9.77%	10.46%	10.85%
Equity to assets at period end	9.64%	9.81%	10.78%
Tangible equity to tangible assets at period end(3)	8.27%	8.43%	8.35%
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
Comparison of Financial Condition at June 30, 2025 and June 30, 2024
Executive Summary. Total assets increased by $57.0 million, or 0.7%, to $7.74 billion at June 30, 2025 from $7.68 billion at June 30, 2024. The increase primarily reflected increases in cash and cash equivalents and net loans receivable, partially offset by decreases in investment securities and other assets.
Investment Securities. Investment securities available for sale decreased by $59.9 million to $1.01 billion at June 30, 2025 from $1.07 billion at June 30, 2024. This decrease was largely the result of principal repayments of $183.8 million, partially offset by purchases of $104.9 million and a $18.5 million increase in the fair value of the portfolio.
Investment securities held to maturity decreased by $15.5 million to $120.2 million at June 30, 2025 from $135.7 million at June 30, 2024. The decrease was largely the result of principal repayments of $15.6 million.
Additional information regarding investment securities at June 30, 2025 is presented under “Item 1. Business” of this Annual Report on Form 10-K, as well as in Note 3 to the audited consolidated financial statements.
Loans Held-for-Sale. Loans held-for-sale totaled $5.9 million at June 30, 2025 as compared to $6.0 million at June 30, 2024 and are reported separately from the balance of net loans receivable. Loans held-for-sale consisted of residential mortgage loans of $5.9 million at June 30, 2025 as compared to residential mortgage loans of $6.0 million at June 30, 2024. During the year ended June 30, 2025, we sold $112.1 million of residential mortgage loans, resulting in a net gain on sale of $806,000.

Net Loans Receivable. Net loans receivable increased by $78.9 million, or 1.4%, to $5.77 billion at June 30, 2025 from $5.69 billion at June 30, 2024. Detail regarding the change in the loan portfolio is presented below:

	June 30, 2025	June 30, 2024	Increase/ (Decrease)
	(In Thousands)
Commercial loans:
Multi-family mortgage	$2,709,654	$2,645,851	$63,803
Nonresidential mortgage	986,556	948,075	38,481
Commercial business	138,755	142,747	(3,992)
Construction	177,713	209,237	(31,524)
Total commercial loans	4,012,678	3,945,910	66,768

One- to four-family residential mortgage	1,748,591	1,756,051	(7,460)

Consumer loans:
Home equity loans	50,737	44,104	6,633
Other consumer	2,533	2,685	(152)
Total consumer loans	53,270	46,789	6,481

Total loans	5,814,539	5,748,750	65,789

Unaccreted yield adjustments	(1,602)	(15,963)	14,361
Allowance for credit losses	(46,191)	(44,939)	(1,252)

Net loans receivable	$5,766,746	$5,687,848	$78,898
Commercial loan origination volume for the year ended June 30, 2025 totaled $477.3 million, consisted of $260.3 million of commercial mortgage loan originations, $118.1 million of commercial business loan originations and $98.9 million of construction loan disbursements.
One- to four-family residential mortgage loan origination volume, excluding loans held-for-sale, totaled $144.3 million for the year ended June 30, 2025 and was supplemented with loan purchases totaling $730,000. Home equity loan and line of credit origination volume for the same period totaled $29.7 million.
Additional information about our loans at June 30, 2025 is presented under “Item 1. Business” of this Annual Report on Form 10-K, as well as in Note 4 to the audited consolidated financial statements.
Nonperforming loans. Nonperforming loans increased by $5.7 million to $45.6 million, or 0.79% of total loans, at June 30, 2025 from $39.9 million, or 0.70% of total loans, at June 30, 2024. The increase in nonperforming loans was largely attributable to an increase of $8.3 million in nonperforming multi-family mortgage loans, partially offset by a decrease of $4.1 million in nonperforming nonresidential mortgage loans.
Additional information about nonperforming loans and reportable loan modifications at June 30, 2025 is presented under “Item 1. Business” of this Annual Report on Form 10-K, as well as in Note 4 to the audited consolidated financial statements.
Allowance for Credit Losses. At June 30, 2025, the ACL totaled $46.2 million, or 0.79% of total loans, reflecting an increase of $1.3 million from $44.9 million, or 0.78% of total loans, at June 30, 2024. The increase was largely attributable to a provision for credit losses of $2.4 million, primarily driven by an increase in the provision for individually evaluated loans, partially offset by net charge-offs of $1.1 million.
Additional information about the allowance for credit losses at June 30, 2025 is presented under “Item 1. Business” of this Annual Report on Form 10-K, as well as in Note 1 and Note 5 to the audited consolidated financial statements.

Other Assets. The aggregate balance of other assets, including premises and equipment, FHLB stock, interest receivable, goodwill, core deposit intangibles, bank owned life insurance, deferred income taxes, OREO and other assets, decreased by $49.8 million to $667.3 million at June 30, 2025 from $717.1 million at June 30, 2024. The decrease in other assets largely reflected a decrease in the market value of interest rate derivatives and a decrease in FHLB stock, partially offset by an increase in BOLI. The remaining change generally reflected normal operating fluctuations within these line items.
Deposits. Total deposits increased by $517.1 million, or 10.0%, to $5.68 billion at June 30, 2025 from $5.16 billion at June 30, 2024. Included in total deposits are brokered certificates of deposits (“CDs”) of $757.7 million and $408.2 million at June 30, 2025 and 2024, respectively. The increase was driven by a reallocation from FHLB advances into brokered CDs and growth in deposits from our branch network and digital channels. The following table sets forth the distribution of, and changes in, deposits, by type, at the dates indicated:

	June 30, 2025	June 30, 2024	Increase/ (Decrease)
	(In Thousands)
Non-interest-bearing deposits	$582,045	$598,366	$(16,321)

Interest-bearing deposits:
Interest-bearing demand	2,362,222	2,308,915	53,307
Savings	754,376	643,481	110,895
Certificates of deposit (retail)	1,218,920	1,199,127	19,793
Certificates of deposit (brokered)	757,654	408,234	349,420
Interest-bearing deposits	5,093,172	4,559,757	533,415
Total deposits	$5,675,217	$5,158,123	$517,094
Uninsured deposits totaled $1.99 billion as of June 30, 2025, compared to $1.77 billion as of June 30, 2024. Excluding collateralized deposits of state and local governments, and deposits of the Bank’s wholly-owned subsidiary and holding company, uninsured deposits totaled $813.8 million, or 14.3% of total deposits, at June 30, 2025 compared to $764.4 million, or 14.8% of total deposits, at June 30, 2024.
Additional information about our deposits at June 30, 2025 is presented under “Item 1. Business” of this Annual Report on Form 10-K, as well as in Note 9 to the audited consolidated financial statements.
Borrowings. The balance of borrowings decreased by $453.3 million, or 26.5%, to $1.26 billion at June 30, 2025 from $1.71 billion at June 30, 2024 which included overnight borrowings totaling $150.0 million and $175.0 million at June 30, 2025 and 2024, respectively. The decrease was primarily driven by a net decrease in FHLB and other borrowings as a result of the increase in brokered CDs, as noted above.
Additional information about our borrowings at June 30, 2025 is presented under “Item 1. Business” of this Annual Report on Form 10-K, as well as in Note 10 to the audited consolidated financial statements.
Other Liabilities. The balance of other liabilities, including advance payments by borrowers for taxes and other miscellaneous liabilities, increased by $802,000 to $62.8 million at June 30, 2025 from $62.0 million at June 30, 2024. The change in the balance of other liabilities generally reflected normal operating fluctuations within these line items.
Stockholders’ Equity. Stockholders’ equity decreased by $7.6 million to $746.0 million at June 30, 2025 from $753.6 million at June 30, 2024. The decrease in stockholders’ equity during the year ended June 30, 2025 largely reflected $27.7 million in cash dividends and an $8.8 million after-tax other comprehensive loss, partially offset by net income of $26.1 million. The other comprehensive loss during the year ended June 30, 2025 was driven by a decrease in the fair value of our derivatives portfolio, partially offset by an increase in the fair value of our available for sale securities.
Book value per share decreased by $0.15 to $11.55 at June 30, 2025 while tangible book value per share decreased by $0.13 to $9.77 at June 30, 2025. These decreases were driven by the decrease in stockholders’ equity, as described above.

Comparison of Operating Results for the Years Ended June 30, 2025 and June 30, 2024
Net Income (Loss). Net income for the year ended June 30, 2025 was $26.1 million, or $0.42 per diluted share, an increase of $112.7 million from a net loss of $86.7 million, or $1.39 per diluted share, for the year ended June 30, 2024. Excluding the $95.3 million non-cash goodwill impairment recorded in the prior year, net income increased $17.4 million, reflecting an increase in non-interest income and decreases in the provision for credit losses and income tax expense, partially offset by a decrease in net interest income and an increase in non-interest expense. Net income for the prior year period also included a $12.9 million after-tax net loss on the sale of securities that resulted from the repositioning of our investment securities portfolio in December 2023 and an after-tax net loss of $6.7 million from the previously disclosed BOLI restructure.
Net Interest Income. Net interest income decreased by $7.7 million to $134.9 million for the year ended June 30, 2025. The decrease between the comparative periods resulted from a decrease of $4.4 million in interest income and an increase of $3.3 million in interest expense. Included in net interest income for the years ended June 30, 2025 and 2024, respectively, was purchase accounting accretion of $2.4 million and $2.6 million and loan prepayment penalty income of $783,000 and $879,000.
Net interest margin decreased 6 basis points to 1.88% for the year ended June 30, 2025, from 1.94% for the year ended June 30, 2024. The decrease reflected increases in the cost and average balances of interest-bearing deposits and decreases in the average balances of interest-earning assets, partially offset by higher yields on interest-earning assets and decreases in the average balances of interest-bearing borrowings.

Details surrounding the composition of, and changes to, net interest income are presented in the table below which reflects the components of the average balance sheet and of net interest income for the periods indicated. We derived the average yields and costs by dividing income or expense by the average balance of assets or liabilities, respectively, for the years presented with daily balances used to derive average balances. No tax equivalent adjustments have been made to yield or costs. Non-accrual loans were included in the calculation of average balances, however interest receivable on these loans has been fully reserved for and therefore not included in interest income. The yields and costs set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense and exclude the impact of prepayment penalties, which are recorded to non-interest income.

	For the Years Ended June 30,
	2025			2024			2023
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$5,789,583	$262,992	4.54%	$5,752,496	$256,007	4.45%	$5,827,123	$233,147	4.00%
Taxable investment securities(2)	1,270,262	53,247	4.19	1,438,200	63,313	4.40	1,532,961	54,855	3.58
Tax-exempt securities (2)	9,791	234	2.39	14,718	336	2.28	30,332	694	2.29
Other interest-earning assets(3)	119,224	8,003	6.71	131,019	9,212	7.03	115,390	5,028	4.36
Total interest-earning assets	7,188,860	324,476	4.51	7,336,433	328,868	4.48	7,505,806	293,724	3.91
Non-interest-earning assets	459,986			541,859			563,131
Total assets	$7,648,846			$7,878,292			$8,068,937

Interest-bearing liabilities:
Interest-bearing demand	$2,335,972	$66,835	2.86	$2,308,893	$67,183	2.91	$2,349,802	$40,650	1.73
Savings	721,115	9,011	1.25	662,981	3,293	0.50	896,651	3,351	0.37
Certificates of deposit	1,902,026	64,412	3.39	1,778,682	51,938	2.92	2,083,864	34,162	1.64
Total interest-bearing deposits	4,959,113	140,258	2.83	4,750,556	122,414	2.58	5,330,317	78,163	1.47
FHLB advances	1,131,662	42,014	3.71	1,458,941	53,948	3.70	1,101,658	37,734	3.43
Other borrowings	149,041	7,261	4.87	184,768	9,912	5.36	57,468	1,962	3.41
Total borrowings	1,280,703	49,275	3.85	1,643,709	63,860	3.89	1,159,126	39,696	3.42
Total interest-bearing liabilities	6,239,816	189,533	3.04	6,394,265	186,274	2.91	6,489,443	117,859	1.82
Non-interest-bearing liabilities(4)	662,028			659,710			704,136
Total liabilities	6,901,844			7,053,975			7,193,579
Stockholders' equity	747,002			824,317			875,358
Total liabilities and stockholders' equity	$7,648,846			$7,878,292			$8,068,937

Net interest income		$134,943			$142,594			$175,865
Interest rate spread(5)			1.47%			1.57%			2.09%
Net interest margin(6)			1.88%			1.94%			2.34%
Ratio of interest-earning assets to interest-bearing liabilities	1.15			1.15			1.16
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
(4)Includes average balances of non-interest-bearing deposits of $597.2 million, $595.3 million and $644.5 million for the years ended June 30, 2025, 2024 and 2023, respectively.
(5)Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(6)Net interest margin represents net interest income as a percentage of average interest-earning assets.

The following table reflects the dollar amount of changes in interest income and interest expense to changes in volume and in prevailing interest rates during the years indicated. Each category reflects the: (1) changes in volume (changes in volume multiplied by old rate); (2) changes in rate (changes in rate multiplied by old volume); and (3) net change. The net change attributable to the combined impact of volume and rate has been allocated proportionally to the absolute dollar amounts of change in each.

	Year Ended June 30, 2025 versus Year Ended June 30, 2024			Year Ended June 30, 2024 versus Year Ended June 30, 2023
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest and dividend income
Loans receivable	$1,688	$5,297	$6,985	$(3,024)	$25,884	$22,860
Taxable investment securities	(7,145)	(2,921)	(10,066)	(3,545)	12,003	8,458
Tax-exempt securities	(117)	15	(102)	(355)	(3)	(358)
Other interest-earning assets	(803)	(406)	(1,209)	758	3,426	4,184
Total interest-earning assets	(6,377)	1,985	(4,392)	(6,166)	41,310	35,144

Interest expense:
Interest-bearing demand	795	(1,143)	(348)	(720)	27,253	26,533
Savings	316	5,402	5,718	(1,017)	959	(58)
Certificates of deposit	3,756	8,718	12,474	(5,620)	23,396	17,776
Borrowings	(13,936)	(649)	(14,585)	18,186	5,978	24,164
Total interest-bearing liabilities	(9,069)	12,328	3,259	10,829	57,586	68,415

Change in net interest income	$2,692	$(10,343)	$(7,651)	$(16,995)	$(16,276)	$(33,271)
Provision for Credit Losses. The provision for credit losses decreased by $3.9 million to $2.4 million for the year ended June 30, 2025, compared to $6.2 million for the year ended June 30, 2024. The provision for credit losses for the year ended June 30, 2025 was largely attributable to charge-offs, loan growth, and increased reserves on individually evaluated loans. The provision for credit losses for the year ended June 30, 2024 was largely attributable to charge-offs of three related commercial real estate loans and the charge-off of one non-performing commercial and industrial loan relationship.
Additional information regarding the allowance for credit losses and the associated provision recognized during the year ended June 30, 2025 is presented under “Item 1, Business” on this Annual Report on Form 10-K as well as in Note 1 and Note 5 to the audited consolidated financial statements.
Non-Interest Income. Non-interest income increased from a $1.9 million loss for the year ended June 30, 2024 to income of $19.1 million for the year ended June 30, 2025, an improvement of $21.0 million.
There were no gains on sale and call of securities during the year ended June 30, 2025 compared to a loss of $18.1 million recorded in the prior year. The loss in the prior year was due to the repositioning of our investment securities portfolio that involved the sale of $122.2 million of available for sale debt securities in December 2023.
Gain on sale of loans was $806,000 for the year ended June 30, 2025 compared to a loss of $282,000 during the prior year. The loss in the prior year was primarily the result of the sale of three related nonperforming commercial real estate loans held-for-sale.
We recognized a non-recurring loss of $974,000 attributable to the write-down of one other real estate owned (“OREO”) property during the prior year, while there were no such losses recorded in the current year.
Income from bank owned life insurance (“BOLI”) increased $1.6 million to $10.7 million for the year ended June 30, 2025. The increase primarily reflected improved income as a result of the BOLI restructure initiated in December 2023, and the absence of non-recurring exchange charges related to the restructure recorded in the prior year.

The remaining changes in the other components of non-interest income between comparative periods generally reflected normal operating fluctuations within those line items.
Non-Interest Expense. Non-interest expense decreased by $94.5 million to $120.6 million for the year ended June 30, 2025 from $215.2 million for the year ended June 30, 2024, driven by the absence of a pre-tax, non-cash goodwill impairment of $97.4 million recognized in the prior year period. Excluding the goodwill impairment, non-interest expense increased $2.9 million compared to the prior year period.
Salaries and employee benefits expense increased by $1.7 million to $70.9 million for the year ended June 30, 2025, primarily driven by an increase in salary and benefits expense attributable to annual merit increases and higher incentive compensation.
Net occupancy expense of premises increased by $491,000 to $11.5 million for the year ended June 30, 2025. This increase was primarily driven by higher snow removal expenses due to abnormally harsh winter conditions.
Equipment and systems expense increased $480,000 to $15.7 million for the year ended June 30, 2025. This increase was largely attributable to increases in technology expense associated with the Company’s ongoing digital banking initiatives.
Advertising and marketing expense increased $481,000 to $1.9 million for the year ended June 30, 2025. This increase in advertising expense was largely driven by an increase in digital and online advertising campaigns to support our deposit growth initiatives.
The remaining changes in the other components of non-interest expense between comparative periods generally reflected normal operating fluctuations within those line items.
Provision for Income Taxes. Provision for income taxes decreased by $1.0 million to $4.9 million for the year ended June 30, 2025, from $5.9 million for the year ended June 30, 2024. The decrease in income tax expense was primarily driven by the absence of a $5.7 million tax expense related to the surrender of BOLI policies in the prior year period, partially offset by higher pre-tax income in the current year period.
Comparison of Operating Results for the Years Ended June 30, 2024 and June 30, 2023
A comparison of our operating results for the years ended June 30, 2024 and June 30, 2023 can be found in our Annual Report on Form 10-K for the year ended June 30, 2024, filed with the SEC on August 23, 2024.
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
Liquidity, at June 30, 2025, included $167.3 million of short-term cash and equivalents and $1.01 billion of investment securities available for sale which can readily be sold or pledged as collateral, if necessary. In addition, we have the capacity to borrow additional funds from the FHLB, FRB or via unsecured overnight borrowings. As of June 30, 2025, we had the capacity to borrow additional funds totaling $695.0 million and $1.19 billion from the FHLB and FRB, respectively, without pledging additional collateral. We had the ability to pledge additional securities to borrow an additional $337.3 million at June 30, 2025. As of that same date, we also had access to unsecured overnight borrowings with other financial institutions totaling $845.0 million, of which none was outstanding.
Deposits increased $517.1 million to $5.68 billion at June 30, 2025 from $5.16 billion at June 30, 2024. The increase in deposit balances reflected a $533.4 million increase in interest-bearing deposits, partially offset by a $16.3 million decrease in non-interest-bearing deposits. Borrowings from the FHLB and other sources are generally available to supplement our liquidity position or to replace maturing deposits. As of June 30, 2025, our outstanding balance of FHLB advances, excluding fair value adjustments, totaled $1.11 billion. As of the same date, we had $150.0 million outstanding via our overnight line of credit with the FHLB.

The following table sets forth information concerning balances and interest rates on our short-term borrowings at and for the periods shown:

	At or For the Years Ended June 30,
	2025	2024	2023
	(Dollars in Thousands)
Balance at end of year	$1,050,000	$1,400,000	$1,175,000
Average balance during year	$1,024,959	$1,314,686	$900,997
Maximum outstanding at any month end	$1,425,000	$1,490,000	$1,280,000
Weighted average interest rate at end of year	4.46%	5.47%	5.42%
Weighted average interest rate during year	4.88%	5.52%	4.49%
The following table discloses our contractual obligations and commitments as of June 30, 2025:

	June 30, 2025
	Less than One Year	One to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(In Thousands)
Contractual obligations
Operating lease obligations	$3,480	$5,797	$3,008	$1,783	$14,068
Certificates of deposit	1,911,408	51,627	8,175	5,364	1,976,574
Federal Home Loan Bank Advances	906,500	200,000	—	—	1,106,500

Total contractual obligations	$2,821,388	$257,424	$11,183	$7,147	$3,097,142

Commitments
Undisbursed funds from approved lines of credit(1)	$74,076	$24,153	$4,116	$74,779	$177,124
Construction loans in process(1)	39,235	76,416	—	—	115,651
Other commitments to extend credit(1)	26,364	—	—	—	26,364

Total commitments	$139,675	$100,569	$4,116	$74,779	$319,139
________________________________________
(1)Represents amounts committed to customers.
In addition to the loan commitments noted above, the pipeline of loans held for sale included $11.1 million of in process loans whose terms included interest rate locks to borrowers that were paired with a best-efforts commitment to sell the loan to a buyer at a fixed price and within a predetermined timeframe after the sale commitment is established.
In addition to the commitments noted above, we are party to standby letters of credit totaling approximately $160,000 at June 30, 2025 through which we guarantee certain specific business obligations of our commercial customers.
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
At June 30, 2025, outstanding loan commitments relating to loans held in portfolio totaled $319.1 million compared to $280.9 million at June 30, 2024. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For additional information regarding our outstanding lending commitments at June 30, 2025, see Note 16 to the audited consolidated financial statements.

Capital
Consistent with our goals to operate as a sound and profitable financial organization, Kearny Financial and Kearny Bank actively seek to maintain our well capitalized status in accordance with regulatory standards. As of June 30, 2025, Kearny Financial and Kearny Bank exceeded all capital requirements of the federal banking regulators and were considered well capitalized.
The following table presents information regarding the Bank’s regulatory capital levels at June 30, 2025:

	June 30, 2025
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$704,969	14.49%	$389,184	8.00%	$486,481	10.00%
Tier 1 capital (to risk-weighted assets)	662,232	13.61%	291,888	6.00%	389,184	8.00%
Common equity tier 1 capital (to risk-weighted assets)	662,232	13.61%	218,916	4.50%	316,212	6.50%
Tier 1 capital (to adjusted total assets)	662,232	8.68%	305,162	4.00%	381,453	5.00%
The following table presents information regarding the consolidated Company’s regulatory capital levels at June 30, 2025:

	June 30, 2025
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$748,323	15.37%	$389,434	8.00%
Tier 1 capital (to risk-weighted assets)	705,586	14.49%	292,076	6.00%
Common equity tier 1 capital (to risk-weighted assets)	705,586	14.49%	219,057	4.50%
Tier 1 capital (to adjusted total assets)	705,586	9.23%	305,661	4.00%
For additional information regarding regulatory capital at June 30, 2025, see Note 14 to the audited consolidated financial statements.
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
The following tables present the results of our internal EVE and NII analyses as of June 30, 2025 and 2024, respectively:

	June 30, 2025
			1 to 12 Months		13 to 24 Months
Change in Interest Rates	$ Amount of EVE	% Change in EVE	$ Amount of NII	% Change in NII	$ Amount of NII	% Change in NII
	(Dollars in Thousands)
+300 bps	404,295	(37.02)%	147,989	(6.79)%	161,747	(8.17)%
+200 bps	475,744	(25.89)%	150,539	(5.18)%	165,520	(6.03)%
+100 bps	555,065	(13.54)%	153,195	(3.51)%	169,510	(3.77)%
0 bps	641,985	—	158,762	—	176,142	—
-100 bps	728,863	13.53%	162,406	2.30%	181,671	3.14%
-200 bps	785,464	22.35%	165,502	4.25%	184,695	4.86%
-300 bps	852,184	32.74%	168,238	5.97%	185,248	5.17%

	June 30, 2024
			1 to 12 Months		13 to 24 Months
Change in Interest Rates	$ Amount of EVE	% Change in EVE	$ Amount of NII	% Change in NII	$ Amount of NII	% Change in NII
	(Dollars in Thousands)
+300 bps	331,842	(41.07)%	127,382	(8.51)%	135,753	(10.66)%
+200 bps	400,548	(28.87)%	131,003	(5.91)%	140,351	(7.64)%
+100 bps	483,724	(14.10)%	135,289	(2.83)%	146,594	(3.53)%
0 bps	563,098	—	139,236	—	151,955	—
-100 bps	640,024	13.66%	144,991	4.13%	157,821	3.86%
-200 bps	693,495	23.16%	148,189	6.43%	159,928	5.25%
-300 bps	767,451	36.29%	150,478	8.07%	160,093	5.36%
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

Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information that appears under the headings included under “Proposal I – Election of Directors” and “Corporate Governance Matters” in the Registrant’s definitive proxy statement for the Registrant’s 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year end (the “Proxy Statement”) is incorporated herein by reference.
The Company has adopted a code of ethics that applies to its principal executive officer and principal financial and accounting officer. A copy of the code of ethics (referred to as Conflicts of Interest & Code of Conduct) is available on our website at www.kearnybank.com under the “Investors Relations” link, then within the “Governance” drop down and under the link “Governance Documents” or without charge upon request to the Corporate Secretary, Kearny Financial Corp., 120 Passaic Avenue, Fairfield, New Jersey 07004.
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
(d)Securities Authorized for Issuance Under Equity Compensation Plans. Set forth below is information as of June 30, 2025 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans - Excluding Securities Reflected in Column (A)(2)
Equity compensation plans approved by stockholders:
2016 Equity Incentive Plan	2,755,740	$15.14	—
2021 Equity Incentive Plan	792,639	$—	3,922,845

Equity compensation plans not approved by stockholders:
None	—	$—	—

Total	3,548,379	$15.14	3,922,845
________________________________________
(1)The number of securities includes 2,745,000 vested options outstanding as of June 30, 2025. No non-vested options were outstanding as of June 30, 2025. In addition to these options, 10,744 restricted stock awards and 792,639 restricted stock units were also non-vested as of June 30, 2025. The restricted stock awards are earned at a rate of 20% annually. The non-vested restricted stock units are earned at a rate of 33% annually.
(2)As of June 30, 2025, there were 3,922,845 options (or 1,307,615 restricted stock units or restricted stock awards) remaining available for award under the approved equity compensation plans.

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

4.1
Form of Common Stock Certificate of Kearny Financial Corp. (Incorporated by reference to Kearny Financial Corp.’s Registration Statement on Form S-1 (File No. 333-198602), originally filed on September 5, 2014)

4.2
Description of Capital Stock of Kearny Financial Corp. (Incorporated by reference to Exhibit 4.2 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on August 28, 2020)

10.1
Amended and Restated Employment Agreement between Kearny Bank and Craig Montanaro dated May 18, 2015 (Incorporated by reference to Exhibit 10.1 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.2
Amended and Restated Employment Agreement between Kearny Financial Corp. and Craig Montanaro dated May 18, 2015 (Incorporated by reference to Exhibit 10.2 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.3
Employment Agreement between Kearny Bank and Patrick M. Joyce dated May 18, 2015 (Incorporated by reference to Exhibit 10.4 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.4
Employment Agreement between Kearny Bank and Keith Suchodolski dated June 15, 2022 (Incorporated by reference to Exhibit 10.1 to Kearny Financial Corp.’s Current Report on Form 8-K (File No. 001-37399, originally filed on June 16, 2022)†

10.5
Amendment Number One to Employment Agreement between Kearny Bank and Keith Suchodolski dated July 1, 2024 (Incorporated by reference to Exhibit 10.1 to Kearny Financial Corp.’s Current Report on Form 8-K (File No. 001-37399), originally filed on June 20, 2024)†

10.6
Change in Control Agreement between Kearny Bank and Anthony V. Bilotta, Jr. dated July 1, 2018 (Incorporated by reference to Exhibit 10.9 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on August 28, 2019)†

10.7
Two Year Change in Control Agreement between Kearny Bank and Sean Byrnes (Incorporated by reference to Exhibit 10.2 to Kearny Financial Corp.’s Current Report on Form 8-K (File No. 001-37399), originally filed on June 20, 2024)†

10.8
Directors Consultation and Retirement Plan as Amended and Restated (Incorporated by reference to Exhibit 10.8 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.9
Amended and Restated Benefit Equalization Plan for Pension Plan (Incorporated by reference to Exhibit 10.9 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.10
Amended and Restated Benefits Equalization Plan Related to the Employee Stock Ownership Plan (Incorporated by reference to Exhibit 10.10 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.11
Kearny Bank Director Life Insurance Agreement (Incorporated by reference to Exhibit 10.1 to Kearny Financial Corp.’s Current Report on Form 8-K (File No. 000-51093), originally filed on August 18, 2005)†

10.12
Form of Amendment to Kearny Bank Director Life Insurance Agreement (Incorporated by reference to Exhibit 10.14 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.13
Kearny Bank Amended and Restated Executive Life Insurance Agreement with Craig Montanaro (Incorporated by reference to Exhibit 10.2 to Kearny Financial Corp.’s Current Report on Form 8-K (File No. 001-37399), originally filed on June 16, 2022)†

10.14
Form of Kearny Bank Executive Life Insurance Agreement with Keith Suchodolski and Patrick M. Joyce (Incorporated by reference to Exhibit 10.2 to Kearny Financial Corp.’s Current Report on Form 8-K (File No. 000-51093), originally filed on August 18, 2005)†

10.15
Form of Amendment to Kearny Bank Executive Life Insurance Agreement with Keith Suchodolski and Patrick M. Joyce (Incorporated by reference to Exhibit 10.16 to Kearny Financial Corp.’s Annual Report on Form 10-K (File No. 001-37399), originally filed on September 14, 2015)†

10.16
Kearny Bank Amended and Restated Change in Control Severance Pay Plan (Incorporated by reference to Exhibit 10.1 to Kearny Financial Corp.’s Quarterly Report on Form 10-Q (File No. 001-37399), originally filed on May 6, 2022)†

10.17
Kearny Bank Amended and Restated Executive Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10.3 to Kearny Financial Corp.’s Current Report on Form 8-K (File No. 001-37399), originally filed on June 20, 2024)†

10.18
Amendment to Freeze Benefit Accruals Under the Kearny Financial Corp. Directors Consultation and Retirement Plan (Incorporated by reference to Exhibit 10.1 to Kearny Financial Corp.’s Current Report on Form 8-K (File No. 001-37399), originally filed on December 23, 2015)†

10.19	Kearny Financial Corp. 2016 Equity Incentive Plan (Incorporated by reference to Appendix A to Kearny Financial Corp’s Proxy Statement (File No. 001-37399), originally filed on September 14, 2016)†

10.20
Supplemental Executive Retirement Plan by and between Kearny Bank and Craig L. Montanaro effective as of July 1, 2021 (Incorporated by reference to Exhibit 10.1 to Kearny Financial Corp.’s Current Report on Form 8-K (File No. 001-37399), originally filed on June 21, 2021)†

10.21
Amendment to Freeze the Benefit Under the Supplemental Executive Retirement Plan by and between Kearny Bank and Craig L. Montanaro effective as of December 21, 2022 (Incorporated by reference to Exhibit 10.1 to Kearny Financial Corp.’s Current Report on Form 8-K (File No. 001-37399), originally filed on December 22, 2022)†

10.22
Amendment to the Supplemental Executive Retirement Plan by and between Kearny Bank and Craig L. Montanaro effective as of July 1, 2025 (Incorporated by reference to Exhibit 10.1 to Kearny Financial Corp.’s Current Report on Form 8-K (File No. 001-37399), originally filed on June 18, 2025) †

10.23	Kearny Financial Corp. 2021 Equity Incentive Plan (Incorporated by reference to Appendix A to Kearny Financial Corp’s Proxy Statement (File No. 001-37399), originally filed on September 17, 2021)†

19.1
Kearny Financial Corp. Policy Regarding Insider Trading (Incorporated by reference to Exhibit 19.1 to Kearny Financial Corp’s Annual Report on Form 10-K (File No. 001-37399), originally filed on August 23, 2024)

21	Subsidiaries of Registrant

23.1	Consent of Crowe LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Kearny Financial Corp. Clawback Policy (Incorporated by reference to Exhibit 97.1 to Kearny Financial Corp’s Annual Report on Form 10-K (File No. 001-37399), originally filed on August 23, 2024)

101
The following materials from the Company’s Annual Report to Stockholders on Form 10-K for the year ended June 30, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

August 21, 2025
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
The Company’s management assessed the effectiveness of internal control over financial reporting as of June 30, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on its assessment, management believes that, as of June 30, 2025, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effective operation of the Company’s internal control over financial reporting as of June 30, 2025, a copy of which is included in this annual report.

/s/ Craig L. Montanaro	/s/ Sean Byrnes
Craig L. Montanaro	Sean Byrnes
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
Shareholders and the Board of Directors of
Kearny Financial Corp. and Subsidiaries
Fairfield, New Jersey
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial condition of Kearny Financial Corp. and Subsidiaries (the "Company") as of June 30, 2025 and 2024, the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Allowance for Credit Losses – Qualitative Factors: As described in Note 1 to the consolidated financial statements, the Company accounts for credit losses under ASC 326, Financial Instruments – Credit Losses. ASC 326 requires the measurement of expected lifetime credit losses for financial assets measured at amortized cost at the reporting date. As of June 30, 2025, the balance of the allowance for credit losses on loans was $46.2 million.
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
Goodwill Impairment: As described in Notes 1 and 8 to the consolidated financial statements, the Company’s consolidated goodwill balance was $113.5 million as of June 30, 2025, which is allocated to the Company’s single reporting unit. Goodwill is tested for impairment at the reporting unit level at least annually, or more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performed its annual quantitative assessment of goodwill during the fourth quarter of its fiscal year ended June 30, 2025. The annual quantitative assessment of goodwill for the Company’s single reporting unit was performed utilizing a discounted cash flow analysis (“income approach”) and estimates of selected market information (“market approaches”). The result of the income approach was weighted at 70% and the results of the market approaches comprised the remaining 30% in determining the fair value of the Company’s single reporting unit. The fair value of the Company’s single reporting unit exceeded the reporting unit’s carrying value, resulting in no goodwill impairment for the year ended June 30, 2025.
The goodwill impairment assessment involves significant estimates and subjective assumptions which require a high degree of management judgment.
We identified the goodwill impairment assessment of the Company as a critical audit matter. The principal considerations for this determination were the degree of auditor judgment in performing procedures over the key assumptions, which include discount rate, cost savings rate, expected future cash flows, and control premium.
The primary procedures we performed to address this critical audit matter included:
•Testing the effectiveness of controls over the valuation methodologies, assumptions and data used to estimate the fair value of the Company, including controls addressing:
◦Management’s review of the reasonableness and accuracy of the Company’s expected future cash flows used in the income approach.
◦Management’s evaluation of assumptions and inputs used, including discount rate, cost savings rate, control premium, and comparable companies data used to determine fair value.
◦Completeness and accuracy of key financial data used in the assessment.
•Substantively testing management’s estimate, for estimating the fair value of the Company, which included:
◦Testing of key financial data for completeness and accuracy.
◦Evaluation of management’s ability to reasonably forecast cash flows.
◦Utilization of an internal specialist to evaluate appropriateness of valuation methodologies, the discount rate assumption, cost savings rate, control premium, comparable companies data, and overall reasonableness of the fair value.
/s/ Crowe LLP
We have served as the Company's auditor since 2017.
Livingston, New Jersey
August 21, 2025

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(In Thousands, Except Share and Per Share Data)

	June 30,
	2025	2024
Assets
Cash and amounts due from depository institutions	$21,864	$17,201
Interest-bearing deposits in other banks	145,405	46,663
Cash and cash equivalents	167,269	63,864
Investment securities available for sale (amortized cost of $1,125,111 and $1,203,506, respectively), net of allowance for credit losses of $0 at June 30, 2025 and June 30, 2024	1,012,969	1,072,833
Investment securities held to maturity (fair value of $106,712 and $119,278, respectively), net of allowance for credit losses of $0 at June 30, 2025 and June 30, 2024	120,217	135,742
Loans held-for-sale	5,931	6,036
Loans receivable	5,812,937	5,732,787
Less: allowance for credit losses on loans	(46,191)	(44,939)
Net loans receivable	5,766,746	5,687,848
Premises and equipment	43,897	44,940
Federal Home Loan Bank ("FHLB") of New York stock	64,261	80,300
Accrued interest receivable	28,098	29,521
Goodwill	113,525	113,525
Core deposit intangibles	1,436	1,931
Bank owned life insurance	304,717	297,874
Deferred income tax assets, net	55,203	50,339
Other assets	56,181	98,708
Total assets	$7,740,450	$7,683,461

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest-bearing	$582,045	$598,366
Interest-bearing	5,093,172	4,559,757
Total deposits	5,675,217	5,158,123
Borrowings	1,256,491	1,709,789
Advance payments by borrowers for taxes	19,317	17,409
Other liabilities	43,463	44,569
Total liabilities	6,994,488	6,929,890

Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 800,000,000 shares authorized; 64,577,481 shares and 64,434,424 shares issued and outstanding, respectively	646	644
Paid-in capital	494,546	493,680
Retained earnings	341,744	343,326
Unearned employee stock ownership plan shares;1,956,805 shares and 2,157,501 shares, respectively	(18,970)	(20,916)
Accumulated other comprehensive loss	(72,004)	(63,163)
Total stockholders' equity	745,962	753,571
Total liabilities and stockholders' equity	$7,740,450	$7,683,461

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Income (Loss)
(In Thousands, Except Per Share Data)

	Years Ended June 30,
	2025	2024	2023
Interest income
Loans	$262,992	$256,007	$233,147
Taxable investment securities	53,247	63,313	54,855
Tax-exempt investment securities	234	336	694
Other interest-earning assets	8,003	9,212	5,028
Total interest income	324,476	328,868	293,724

Interest expense
Deposits	140,258	122,414	78,163
Borrowings	49,275	63,860	39,696
Total interest expense	189,533	186,274	117,859
Net interest income	134,943	142,594	175,865
Provision for credit losses	2,366	6,226	2,486
Net interest income after provision for credit losses	132,577	136,368	173,379

Non-interest income
Fees and service charges	2,490	2,609	3,106
Loss on sale and call of securities	—	(18,135)	(15,227)
Gain (loss) on sale of loans	806	(282)	(1,645)
Loss on sale of other real estate owned	—	(974)	(139)
Income from bank owned life insurance	10,672	9,076	8,645
Electronic banking fees and charges	1,717	2,357	1,759
Other income	3,367	3,356	6,252
Total non-interest income	19,052	(1,993)	2,751

Non-interest expense
Salaries and employee benefits	70,870	69,220	75,589
Net occupancy expense of premises	11,524	11,033	12,036
Equipment and systems	15,703	15,223	14,577
Advertising and marketing	1,877	1,396	2,122
Federal deposit insurance premium	5,911	5,980	5,133
Directors' compensation	1,355	1,506	1,364
Goodwill impairment	—	97,370	—
Other expense	13,390	13,423	12,930
Total non-interest expense	120,630	215,151	123,751
Income (loss) before income taxes	30,999	(80,776)	52,379
Income tax expense	4,924	5,891	11,568
Net income (loss)	$26,075	$(86,667)	$40,811

Net income (loss) per common share (EPS)
Basic	$0.42	$(1.39)	$0.63
Diluted	$0.42	$(1.39)	$0.63
Weighted average number of common shares outstanding
Basic	62,508	62,444	64,804
Diluted	62,716	62,444	64,804

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)

	Years Ended June 30,
	2025	2024	2023
Net income (loss)	$26,075	$(86,667)	$40,811
Other comprehensive (loss) income, net of tax:
Net unrealized gain (loss) on securities available for sale	13,390	5,254	(38,004)
Net realized loss on sale and call of securities available for sale	—	12,876	10,811
Fair value adjustments on derivatives	(22,662)	(11,886)	13,211
Benefit plan adjustments	431	49	253
Total other comprehensive (loss) income	(8,841)	6,293	(13,729)
Total comprehensive income (loss)	$17,234	$(80,374)	$27,082

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(In Thousands, Except Per Share Data)

	Common Stock		Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance - June 30, 2022	68,666	$687	$528,396	$445,451	$(24,807)	$(55,727)	$894,000
Net income	—	—	—	40,811	—	—	40,811
Other comprehensive loss, net of income tax	—	—	—	—	—	(13,729)	(13,729)
ESOP shares committed to be released (201 shares)	—	—	(8)	—	1,945	—	1,937
Stock repurchases	(2,821)	(29)	(27,529)	—	—	—	(27,558)
Issuance of stock under stock benefit plans	61	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	2,936	—	—	—	2,936
Cancellation of stock issued for restricted stock awards	(42)	—	(462)	—	—	—	(462)
Cash dividends declared ($0.43 per common share)	—	—	—	(28,651)	—	—	(28,651)
Balance - June 30, 2023	65,864	$659	$503,332	$457,611	$(22,862)	$(69,456)	$869,284

	Common Stock		Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance - June 30, 2023	65,864	$659	$503,332	$457,611	$(22,862)	$(69,456)	$869,284
Net loss	—	—	—	(86,667)	—	—	(86,667)
Other comprehensive income, net of income tax	—	—	—	—	—	6,293	6,293
ESOP shares committed to be released (201 shares)	—	—	(535)	—	1,946	—	1,411
Stock repurchases	(1,505)	(15)	(11,225)	—	—	—	(11,240)
Issuance of stock under stock benefit plans	133	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	2,592	—	—	—	2,592
Cancellation of stock issued for restricted stock awards	(58)	(1)	(483)	—	—	—	(484)
Cash dividends declared ($0.44 per common share)	—	—	—	(27,618)	—	—	(27,618)
Balance - June 30, 2024	64,434	$644	$493,680	$343,326	$(20,916)	$(63,163)	$753,571

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(In Thousands, Except Per Share Data)

	Common Stock		Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance - June 30, 2024	64,434	$644	$493,680	$343,326	$(20,916)	$(63,163)	$753,571
Net income	—	—	—	26,075	—	—	26,075
Other comprehensive loss, net of income tax	—	—	—	—	—	(8,841)	(8,841)
ESOP shares committed to be released (201 shares)	—	—	(585)	—	1,946	—	1,361
Issuance of stock under stock benefit plans	207	2	(2)	—	—	—	—
Stock-based compensation expense	—	—	1,815	—	—	—	1,815
Cancellation of stock issued for restricted stock awards	(64)	—	(362)	—	—	—	(362)
Cash dividends declared ($0.44 per common share)	—	—	—	(27,657)	—	—	(27,657)
Balance - June 30, 2025	64,577	$646	$494,546	$341,744	$(18,970)	$(72,004)	$745,962

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In Thousands)

	Years Ended June 30,
	2025	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$26,075	$(86,667)	$40,811
Adjustment to reconcile net income to net cash provided by operating activities:
Goodwill impairment	—	97,370	—
Depreciation and amortization of premises and equipment	4,386	4,730	5,733
Net accretion of yield adjustments	(1,134)	(2,516)	(5,084)
Deferred income taxes	(942)	(867)	2,789
Amortization of intangible assets	495	526	563
Net change in benefit plan accrued expense	609	69	358
Provision for credit losses	2,366	6,226	2,486
Loss on sale of other real estate owned	—	974	139
Loans originated for sale	(111,975)	(75,576)	(106,288)
Proceeds from sale of mortgage loans held-for-sale	112,886	89,603	127,416
(Gain) loss on sale of mortgage loans held-for-sale, net	(806)	282	1,700
Realized loss on sale/call of securities available for sale	—	18,135	15,227
Realized gain on sale of loans receivable	—	—	(55)
Realized loss (gain) on disposition of premises and equipment	24	(11)	(2,886)
Increase in cash surrender value of bank owned life insurance	(10,449)	(8,826)	(8,645)
ESOP and stock-based compensation expense	3,176	4,003	4,873
Decrease (increase) in interest receivable	1,423	(1,388)	(7,667)
Decrease (increase) in other assets	6,517	(4,938)	2,833
(Decrease) increase in interest payable	(4,731)	1,336	9,776
(Decrease) increase in other liabilities	(3,149)	1,506	(14,530)
Net Cash Provided by Operating Activities	24,771	43,971	69,549

Cash Flows from Investing Activities:
Purchases of:
Investment securities available for sale	(104,885)	(74,000)	(166,483)
Investment securities held to maturity	(240)	(300)	(40,398)
Proceeds from:
Repayments/calls/maturities of investment securities available for sale	183,816	132,981	124,687
Repayments/calls/maturities of investment securities held to maturity	15,640	10,886	12,095
Sale of investment securities available for sale	—	104,083	105,199
Purchase of loans	(730)	(60,341)	(702)
Net (increase) decrease in loans receivable	(66,041)	141,035	(435,111)
Proceeds from sale of loans receivable	—	—	706
Purchase of interest rate caps	(2,729)	(2,065)	(758)
Proceeds from sale of other real estate owned	—	11,982	315
Additions to premises and equipment	(3,383)	(1,350)	(1,355)
Proceeds from death benefit of bank owned life insurance	3,606	3,478	4,997
Net surrender of bank owned life insurance	—	299	—
Proceeds from cash settlement of premises and equipment	16	—	3,480
Purchase of FHLB stock	(54,450)	(68,606)	(98,275)
Redemption of FHLB stock	70,489	60,040	73,685
Net Cash Provided by (Used in) Investing Activities	41,109	258,122	(417,918)

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In Thousands)

	Years Ended June 30,
	2025	2024	2023
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	517,113	(471,027)	(232,804)
Repayment of term FHLB advances	(4,183,500)	(6,197,500)	(5,650,000)
Proceeds from term FHLB advances	3,855,000	6,450,000	6,280,000
Net decrease in other short-term borrowings	(125,000)	(50,000)	(25,000)
Net increase (decrease) in advance payments by borrowers for taxes	1,908	(929)	1,592
Repurchase and cancellation of common stock of Kearny Financial Corp.	—	(11,240)	(27,558)
Cancellation of shares repurchased on vesting to pay taxes	(362)	(484)	(462)
Dividends paid	(27,634)	(27,564)	(28,499)
Net Cash Provided by (Used in) Financing Activities	37,525	(308,744)	317,269
Net Increase (Decrease) in Cash and Cash Equivalents	103,405	(6,651)	(31,100)
Cash and Cash Equivalents - Beginning	63,864	70,515	101,615
Cash and Cash Equivalents - Ending	$167,269	$63,864	$70,515

Supplemental Disclosures of Cash Flows Information:
Cash paid during the year for:
Income taxes, net of refunds	$4,062	$6,634	$9,883
Interest	$194,264	$184,938	$108,516

Non-cash investing and financing activities:
Transfers from loans receivable to loans held-for-sale	$—	$10,754	$3,545
Acquisition of other real estate owned in settlement of loans	$—	$—	$13,232

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies
Basis of Consolidated Financial Statement Presentation
The consolidated financial statements include the accounts of Kearny Financial Corp. (the “Company”), its wholly-owned subsidiary, Kearny Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries, CJB Investment Company, 189-245 Berdan Avenue LLC and Kearny Wealth Management LLC. The Company conducts its business principally through the Bank. Management prepared the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), including the elimination of all significant inter-company accounts and transactions during consolidation.
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
At June 30, 2025, the Bank had three wholly-owned subsidiaries, CJB Investment Company, 189-245 Berdan Avenue LLC and Kearny Wealth Management LLC. CJB Investment Company was organized under New Jersey law as a New Jersey Investment Company and remained active through the three-year period ended June 30, 2025. 189-245 Berdan Avenue LLC was formed during the year ended June 30, 2023 for the purpose of ownership and operation of commercial real estate. In February 2024, the Bank formed the Kearny Wealth Management LLC subsidiary for the purpose of providing wealth management and insurance brokerage services via a third-party service provider.
Subsequent Events
The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of June 30, 2025, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date this document was filed.
On July 24, 2025, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.11 per share, payable on August 26, 2025, to stockholders of record as of August 12, 2025.
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
Under ASC 326, changes in the allowance for credit losses are recorded as provision for, or reversal of, credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable on available for sale securities totaled $6.6 million and $8.5 million at June 30, 2025 and 2024, respectively, and is excluded from the estimate of expected credit losses.
Management measures expected credit losses on held to maturity securities on a collective basis by major security type. Accrued interest receivable on held to maturity securities totaled $376,000 and $447,000 at June 30, 2025 and 2024, respectively, and is excluded from the estimate of expected credit losses.
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
Loans Receivable
Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at unpaid principal balances, net of deferred loan origination fees and costs, purchase discounts and premiums, purchase accounting fair value adjustments and the allowance for credit losses. Interest income is accrued on the unpaid principal balance. Certain direct loan origination costs, net of loan origination fees, are deferred and amortized, using the level-yield method, as an adjustment of yield over the contractual lives of the related loans. Unearned premiums and discounts are amortized or accreted utilizing the level-yield method over the contractual lives of the related loans. Accrued interest receivable on loans totaled $21.1 million and $20.5 million at June 30, 2025 and 2024, respectively, and is excluded from the estimate of expected credit losses.

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
Assets which do not currently expose the Company to a sufficient degree of risk to warrant an adverse classification but have some credit deficiencies or other potential weaknesses are designated as Special Mention by management. Assets designated as Substandard or Doubtful are generally referred to as Classified Assets. Non-classified assets are internally rated within one of four Pass categories or as Watch with the latter denoting a potential deficiency or concern that warrants increased oversight or tracking by management until remediated.
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
Loan Modifications
Under ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), the Company assesses all loan modifications to determine whether one is granted to a borrower experiencing financial difficulty, regardless of whether the modified loan terms include a concession. Modifications granted to borrowers experiencing financial difficulty may be in the form of an interest rate reduction, an other-than-insignificant payment delay, a term extension, principal forgiveness or a combination thereof.
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
Goodwill and Other Intangible Assets
Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performed its annual impairment test during the fourth quarter of its fiscal year ended June 30, 2025. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our Consolidated Statements of Financial Condition.
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
For the year ended June 30, 2025, the annual quantitative assessment of goodwill for our single reporting unit was performed utilizing a discounted cash flow analysis (“income approach”) and estimates of selected market information (“market approaches”). The income approach measures the fair value of an interest in a business by discounting expected future cash flows to present value. The market approaches take into consideration fair values of comparable companies operating in similar lines of business that are potentially subject to similar economic and environmental factors and could be considered reasonable investment alternatives. The result of the income approach was weighted at 70% and the results of the market approaches comprised the remaining 30% in determining the fair value of our single reporting unit. The results of the annual quantitative impairment analysis indicated that the fair value exceeded the carrying value for our single reporting unit.
No impairment charges were required to be recorded for the years ended June 30, 2025 and June 30, 2023.
For the year ended June 30, 2024, a pre-tax goodwill impairment of $97.4 million was required to be recorded as a non-cash expense in the Consolidated Statements of Income (Loss). See Note 8, Goodwill and Other Intangible Assets, for additional information.
The balance of other intangible assets at June 30, 2025 and 2024 totaled $1.4 million and $1.9 million, respectively, representing the remaining unamortized balance of the core deposit intangibles ascribed to the value of deposits acquired by the Bank through the acquisition of Clifton Bancorp Inc. in April 2018 and MSB Financial Corp. in July 2020.
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
Income Taxes
The Company and its subsidiaries file consolidated federal income tax returns. Federal income taxes are allocated to each entity based on their respective contributions to the taxable income of the consolidated income tax returns. Separate state income tax returns are filed for the Company and its subsidiaries on either a consolidated or unconsolidated basis as required by the jurisdiction. The federal income tax rate of 21% was applicable for the years ended June 30, 2025, 2024 and 2023.
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
The Company identified no significant income tax uncertainties through the evaluation of its income tax positions as of June 30, 2025 and 2024. Therefore, the Company has no unrecognized income tax benefits as of those dates. Our policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Income (Loss). The Company recognized no material interest and penalties during the years ended June 30, 2025, 2024 or 2023. The tax years subject to examination by the taxing authorities are the years ended June 30, 2024, 2023 and 2022.
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
All derivatives are recognized as either assets or liabilities in the Consolidated Statements of Financial Condition at their fair values. For a derivative designated as a cash flow hedge on the Company’s wholesale funding position, the gain or loss on the derivative is recorded in other comprehensive income and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. For a derivative designated as a cash flow hedge on the Company’s assets, the gain or loss on the derivative is recorded in other comprehensive income and subsequently reclassified to interest income as interest payments are received on the Company’s hedged variable rate assets. For a derivative designated as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.
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
The Company’s interest rate derivatives are comprised of interest rate swaps, caps, and floors hedging variable rate wholesale funding and floating-rate available for sale securities, which are accounted for as cash flow hedges. The carrying value of interest rate derivatives is included in the balance of other assets or other liabilities and comprises the remaining unamortized cost of interest rate caps and the cumulative changes in the fair value of interest rate derivatives. Such changes in fair value are offset against accumulated other comprehensive income, net of deferred income tax.
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
Operating Segments
Public companies are required to report certain financial information about significant revenue-producing segments of the business for which such information is available and utilized by the chief operating decision makers. Substantially all of the Company’s operations occur through the Bank and involve the delivery of loan and deposit products to customers. The Company’s executive management, which includes the President and Chief Executive Officer who serves as the Chief Operating Decision Maker (“CODM”), makes operating decisions, allocates resources, and evaluates financial performance based upon analysis of the Company as one reportable operating segment. All of the Company’s activities are interrelated, and each activity is dependent and assessed based on the manner in which it supports the other activities of the Company.
The CODM is provided with the Company’s consolidated statements of financial condition and operations and evaluates the Company’s operating results based on consolidated net interest income, non-interest income, non-interest expense, and net income, which are reported on the consolidated statement of operations. These results are used to benchmark the Company against its competitors. Other significant non-cash items assessed by the CODM are depreciation, amortization and provision for credit losses consistent with the reporting on the consolidated statements of cash flows.
Effective for the fiscal year ended June 30, 2025, the Company adopted Accounting Standards Update (“ASU”) 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures (Topic 280), which did not have a material effect on its consolidated financial statements.
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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 2 – Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes - Improvements to Income Tax Disclosures (Topic 740): Improvements to Income Tax Disclosures, which requires reporting companies to improve the transparency of certain income tax related disclosures, including the rate reconciliation and taxes paid disclosures. For public companies, the requirements will become effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not expect this ASU to have a material effect on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, to improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. Additionally, entities must disclose the total amount of selling expenses and, in annual reporting periods, an entity's definition of selling expenses.
In January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This ASU amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. Adoption of ASU 2024-03 and ASU 2025-01 is not expected to have a significant impact on the Company's consolidated financial statements.
Adoption of New Accounting Standards
In November 2023, the FASB issued ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures (Topic 280), to improve reportable segment disclosures by requiring public entities to disclose significant expense categories and amounts for each reportable segment, where significant expense categories are defined as those that are regularly reported to an entity’s chief operating decision-maker and included in a segment’s reported measures of profit or loss.
The Company adopted ASU 2023-07 effective for the fiscal year ended June 30, 2025. As the Company has only one reportable segment, the adoption of this ASU did not have a significant impact on its consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 3 - Securities
The following tables present the amortized cost, gross unrealized gains and losses and estimated fair values for available for sale securities and the amortized cost, gross unrecognized gains and losses and estimated fair values for held to maturity securities as of the dates indicated.

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Available for sale:
Debt securities:
Asset-backed securities	$60,255	$59	$816	$—	$59,498
Collateralized loan obligations	322,407	956	118	—	323,245
Corporate bonds	149,550	235	9,668	—	140,117
Total debt securities	532,212	1,250	10,602	—	522,860

Mortgage-backed securities:
Residential pass-through securities (1)	440,168	329	83,178	—	357,319
Commercial pass-through securities (1)	152,731	436	20,377	—	132,790
Total mortgage-backed securities	592,899	765	103,555	—	490,109

Total securities available for sale	$1,125,111	$2,015	$114,157	$—	$1,012,969
________________________________________
(1)Government-sponsored enterprises.

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Available for sale:
Debt securities:
Asset-backed securities	$80,305	$217	$82	$—	$80,440
Collateralized loan obligations	386,983	2,574	14	—	389,543
Corporate bonds	150,891	64	19,158	—	131,797
Total debt securities	618,179	2,855	19,254	—	601,780

Mortgage-backed securities:
Residential pass-through securities (1)	429,473	2	92,211	—	337,264
Commercial pass-through securities (1)	155,854	63	22,128	—	133,789
Total mortgage-backed securities	585,327	65	114,339	—	471,053

Total securities available for sale	$1,203,506	$2,920	$133,593	$—	$1,072,833
________________________________________
(1)Government-sponsored enterprises.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 3 - Securities (continued)

	June 30, 2025
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Held to maturity:
Debt securities:
Obligations of state and political subdivisions	$7,553	$1	$74	$—	$7,480
Total debt securities	7,553	1	74	—	7,480

Mortgage-backed securities:
Residential pass-through securities (1)	100,482	102	12,024	—	88,560
Commercial pass-through securities (1)	12,182	—	1,510	—	10,672
Total mortgage-backed securities	112,664	102	13,534	—	99,232

Total securities held to maturity	$120,217	$103	$13,608	$—	$106,712
________________________________________
(1)Government-sponsored enterprises.

	June 30, 2024
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Held to maturity:
Debt securities:
Obligations of state and political subdivisions	$12,913	$—	$277	$—	$12,636
Total debt securities	12,913	—	277	—	12,636

Mortgage-backed securities:
Residential pass-through securities (1)	110,614	—	14,134	—	96,480
Commercial pass-through securities (1)	12,215	—	2,053	—	10,162
Total mortgage-backed securities	122,829	—	16,187	—	106,642

Total securities held to maturity	$135,742	$—	$16,464	$—	$119,278
________________________________________
(1)Government-sponsored enterprises.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 3 - Securities (continued)
Excluding the balances of mortgage-backed securities, the following tables present the amortized cost and estimated fair values of debt securities available for sale and held to maturity, by contractual maturity, at June 30, 2025:

	June 30, 2025
	Amortized Cost	Fair Value
	(In Thousands)
Available for sale debt securities:
Due in one year or less	$—	$—
Due after one year through five years	22,025	21,258
Due after five years through ten years	407,610	399,835
Due after ten years	102,577	101,767
Total	$532,212	$522,860

	June 30, 2025
	Amortized Cost	Fair Value
	(In Thousands)
Held to maturity debt securities:
Due in one year or less	$3,229	$3,215
Due after one year through five years	4,324	4,265
Due after five years through ten years	—	—
Due after ten years	—	—
Total	$7,553	$7,480
Sales of securities available for sale were as follows for the periods presented below:

	Year Ended June 30,
	2025	2024	2023
	(In Thousands)
Available for sale securities sold:
Proceeds from sales of securities	$—	$104,083	$105,199

Gross realized losses	$—	$(18,135)	$(15,227)
Net (loss) gain on sales of securities	$—	$(18,135)	$(15,227)
During the years ended June 30, 2025, 2024 and 2023, there were no gains or losses resulting from calls of securities available for sale.
During the years ended June 30, 2025, 2024 and 2023, there were no gains or losses recorded on sales or calls of securities held to maturity.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 3 - Securities (continued)
The carrying value of securities pledged for potential borrowings at the Federal Reserve Bank of New York and securities pledged for public funds and other purposes, were as follows as of the dates presented below:

	June 30, 2025	June 30, 2024
	(In Thousands)
Securities pledged:
Pledged to secure public funds on deposit	$475,234	$100,238
Pledged for potential borrowings at the Federal Reserve Bank of New York	66,811	482,044
Pledged for the bank term funding program	—	88,899
Total carrying value of securities pledged	$542,045	$671,181
The following tables present the gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that securities have been in a continuous unrealized loss position within the available for sale portfolio at June 30, 2025 and 2024:

	June 30, 2025
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale:
Asset-backed securities	$29,860	$493	$18,526	$323	7	$48,386	$816
Collateralized loan obligations	105,251	82	14,964	36	8	120,215	118
Corporate bonds	1,987	38	112,395	9,630	22	114,382	9,668
Commercial pass-through securities	—	—	109,817	20,377	7	109,817	20,377
Residential pass-through securities	21,942	109	314,871	83,069	99	336,813	83,178

Total	$159,040	$722	$570,573	$113,435	143	$729,613	$114,157

	June 30, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale:
Asset-backed securities	$14,093	$16	$43,411	$66	8	$57,504	$82
Collateralized loan obligations	3,863	—	24,986	14	4	28,849	14
Corporate bonds	—	—	121,733	19,158	26	121,733	19,158
Commercial pass-through securities	—	—	110,741	22,128	8	110,741	22,128
Residential pass-through securities	141	2	336,772	92,209	103	336,913	92,211

Total	$18,097	$18	$637,643	$133,575	149	$655,740	$133,593

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 3 - Securities (continued)
Available for sale securities are evaluated to determine if a decline in fair value below the amortized cost basis has resulted from a credit loss or from other factors. An impairment related to credit factors would be recorded through an allowance for credit losses. The allowance is limited to the amount by which the security’s amortized cost basis exceeds the fair value. An impairment that has not been recorded through an allowance for credit losses shall be recorded through other comprehensive income, net of applicable taxes. Investment securities will be written down to fair value through the Consolidated Statement of Income (Loss) if management intends to sell, or may be required to sell, the securities before they recover in value. The issuers of these securities continue to make timely principal and interest payments and none of these securities were past due or were placed in nonaccrual status at June 30, 2025. Management believes that the unrealized losses on these securities are a function of changes in market interest rates and credit spreads, not changes in credit quality. No allowance for credit losses was recorded at June 30, 2025 on available for sale securities.
The sales of available for sale securities during the years ended June 30, 2024 and June 30, 2023, were part of wholesale restructurings and the proceeds were reinvested in higher yielding securities. The Company was not required to sell these securities. There were no sales of securities during the year ended June 30, 2025.
At June 30, 2025, the held to maturity securities portfolio consisted of agency mortgage-backed securities and obligations of state and political subdivisions. The mortgage-backed securities are issued by U.S. government agencies and are implicitly guaranteed by the U.S. government. The obligations of state and political subdivisions in the portfolio are highly rated by major rating agencies and have a long history of no credit losses. The Company regularly monitors the obligations of state and political subdivisions sector of the market and reviews collectability including such factors as the financial condition of the issuers as well as credit ratings in effect as of the reporting period. No allowance for credit losses was recorded at June 30, 2025 on held to maturity securities.
As of June 30, 2025 and 2024, there were no holdings of debt securities of any one issuer, other than the U.S. government sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 4 – Loans Receivable
The following table sets forth the composition of the Company’s loan portfolio at June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
	(In Thousands)
Commercial loans:
Multi-family mortgage	$2,709,654	$2,645,851
Nonresidential mortgage	986,556	948,075
Commercial business	138,755	142,747
Construction	177,713	209,237
Total commercial loans	4,012,678	3,945,910

One- to four-family residential mortgage	1,748,591	1,756,051

Consumer loans:
Home equity loans	50,737	44,104
Other consumer	2,533	2,685
Total consumer loans	53,270	46,789

Total loans	5,814,539	5,748,750

Unaccreted yield adjustments (1)	(1,602)	(15,963)

Total loans receivable, net of yield adjustments	$5,812,937	$5,732,787
___________________________
(1)At June 30, 2025 and 2024, included a fair value adjustment to the carrying amount of hedged one- to four-family residential mortgage loans.
The Bank has granted loans to officers and directors of the Company and its subsidiaries and to their associates. As of June 30, 2025 and 2024, such loans totaled approximately $2.3 million and $2.4 million, respectively. During the fiscal year ended June 30, 2025, the Bank granted one new loan to a related party totaling $13,000. During the fiscal year ended June 30, 2024, the Bank granted no new loans to related parties.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 4 – Loans Receivable (continued)
Past Due Loans
Past due status is based on the contractual payment terms of the loans. The following tables present the payment status of past due loans as of June 30, 2025 and 2024, by loan segment:

	Payment Status June 30, 2025
	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(In Thousands)
Multi-family mortgage	$—	$5,270	$22,218	$27,488	$2,682,166	$2,709,654
Nonresidential mortgage	926	—	4,937	5,863	980,693	986,556
Commercial business	—	400	1,301	1,701	137,054	138,755
Construction	—	—	—	—	177,713	177,713
One- to four-family residential mortgage	1,350	2,890	3,643	7,883	1,740,708	1,748,591
Home equity loans	176	96	204	476	50,261	50,737
Other consumer	—	—	—	—	2,533	2,533
Total loans	$2,452	$8,656	$32,303	$43,411	$5,771,128	$5,814,539

	Payment Status June 30, 2024
	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(In Thousands)
Multi-family mortgage	$—	$—	$19,888	$19,888	$2,625,963	$2,645,851
Nonresidential mortgage	6,149	—	3,249	9,398	938,677	948,075
Commercial business	37	64	613	714	142,033	142,747
Construction	—	—	—	—	209,237	209,237
One- to four-family residential mortgage	800	2,951	2,877	6,628	1,749,423	1,756,051
Home equity loans	208	—	44	252	43,852	44,104
Other consumer	—	—	5	5	2,680	2,685
Total loans	$7,194	$3,015	$26,676	$36,885	$5,711,865	$5,748,750
Nonperforming Loans
Loans are generally placed on nonaccrual status when contractual payments become 90 or more days past due or when the Company does not expect to receive all P&I payment owed substantially in accordance with the terms of the loan agreement, regardless of past due status. Loans that become 90 days past due, but are well secured and in the process of collection, may remain on accrual status. Nonaccrual loans are generally returned to accrual status when all payments due are brought current and the Company expects to receive all remaining P&I payments owed substantially in accordance with the terms of the loan agreement. Payments received in cash on nonaccrual loans, including both the principal and interest portions of those payments, are generally applied to reduce the carrying value of the loan. The Company did not recognize interest income on non-accrual loans during the fiscal years ended June 30, 2025, 2024 and 2023.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 4 – Loans Receivable (continued)
The following tables present information relating to the Company’s nonperforming loans as of June 30, 2025 and 2024:

	Performance Status June 30, 2025
	90 Days and Over Past Due Accruing	Nonaccrual Loans with Allowance for Credit Losses	Nonaccrual Loans with no Allowance for Credit Losses	Total Nonperforming	Performing	Total
	(In Thousands)
Multi-family mortgage	$—	$15,867	$14,990	$30,857	$2,678,797	$2,709,654
Nonresidential mortgage	—	—	5,763	5,763	980,793	986,556
Commercial business	—	1,930	293	2,223	136,532	138,755
Construction	—	—	—	—	177,713	177,713
One- to four-family residential mortgage	—	2,862	3,688	6,550	1,742,041	1,748,591
Home equity loans	—	188	16	204	50,533	50,737
Other consumer	—	—	—	—	2,533	2,533
Total loans	$—	$20,847	$24,750	$45,597	$5,768,942	$5,814,539

	Performance Status June 30, 2024
	90 Days and Over Past Due Accruing	Nonaccrual Loans with Allowance for Credit Losses	Nonaccrual Loans with no Allowance for Credit Losses	Total Nonperforming	Performing	Total
	(In Thousands)
Multi-family mortgage	$—	$—	$22,591	$22,591	$2,623,260	$2,645,851
Nonresidential mortgage	—	5,695	4,128	9,823	938,252	948,075
Commercial business	—	714	—	714	142,033	142,747
Construction	—	—	—	—	209,237	209,237
One- to four-family residential mortgage	—	2,295	4,410	6,705	1,749,346	1,756,051
Home equity loans	—	—	44	44	44,060	44,104
Other consumer	—	—	5	5	2,680	2,685
Total loans	$—	$8,704	$31,178	$39,882	$5,708,868	$5,748,750
Loan Modifications Made to Borrowers Experiencing Financial Difficulty

The following tables present the amortized cost basis at June 30, 2025 and 2024, of loan modifications made to borrowers experiencing financial difficulty that were restructured during the fiscal years ended June 30, 2025 and 2024, by type of modification:

	Year Ended June 30, 2025
	Payment Delay	Term Extension	Payment Delay, Term Extension and Interest Rate Reductions	Total	Percent of Total Class
	(Dollars In Thousands)
Multi-family mortgage	$31,135	$—	$2,582	$33,717	1.24%
Nonresidential mortgage	169	—	—	169	0.02%
Commercial business	44	—	—	44	0.03%
Total	$31,348	$—	$2,582	$33,930

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 4 – Loans Receivable (continued)

	Year Ended June 30, 2024
	Payment Delay	Term Extension	Payment Delay, Term Extension and Interest Rate Reductions	Total	Percent of Total Class
	(Dollars In Thousands)
Multi-family mortgage	$2,774	$—	$—	$2,774	0.10%
Nonresidential mortgage	—	786	—	786	0.08%
Commercial business	45	—	—	45	0.03%
One- to four-family residential mortgage	960	45	—	1,005	0.06%
Home equity loans	—	25	—	25	0.06%
Total	$3,779	$856	$—	$4,635

No modifications involved forgiveness of principal for the fiscal years ended June 30, 2025 and 2024. There were no commitments to lend additional funds to borrowers experiencing financial difficulty whose terms have been restructured at June 30, 2025 and June 30, 2024.

During the year ended June 30, 2025, one multi-family mortgage loan with a carrying value of $8.6 million were modified and subsequently defaulted on payment. During the year ended June 30, 2024, two residential mortgage loans with a carrying value of $514,000 were modified and subsequently defaulted on payment. For restructured loans, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due or classified into non-accrual status during the reporting period.

The following table presents the payment status of the loans that were modified to borrowers experiencing financial difficulties in the last twelve months:

	June 30, 2025
	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Non-Accrual
	(Dollars In Thousands)
Multi-family mortgage	$22,571	$2,582	$8,564	$11,146	$14,515
Nonresidential mortgage	169	—	—	—	169
Commercial business	44	—	—	—	44
Total	$22,784	$2,582	$8,564	$11,146	$14,728
Individually Analyzed Loans
Individually analyzed loans include loans which do not share similar risk characteristics with other loans. As of June 30, 2025, the carrying value of individually analyzed loans, including loans acquired with deteriorated credit quality that were individually analyzed, totaled $45.6 million, of which $37.8 million were considered collateral dependent.
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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 4 – Loans Receivable (continued)
The following table presents the carrying value and related allowance of collateral dependent individually analyzed loans at the dates indicated:

	June 30, 2025		June 30, 2024
	Carrying Value	Related Allowance	Carrying Value	Related Allowance
	(In Thousands)
Commercial loans:
Multi-family mortgage	$30,808	$1,377	$22,591	$—
Nonresidential mortgage (1)	4,697	—	8,598	508
Total commercial loans	35,505	1,377	31,189	508

One- to four-family residential mortgage (2)	2,264	—	1,406	—

Consumer loans:
Home equity loans (2)	16	—	18	—

Total	$37,785	$1,377	$32,613	$508
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
The following table presents the risk category of loans as of June 30, 2025 by loan segment and vintage year:

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 4 – Loans Receivable (continued)

	Term Loans by Origination Year for Fiscal Years ended June 30,						Revolving Loans
	2025	2024	2023	2022	2021	Prior		Total
	(In Thousands)
Multi-family mortgage:
Pass	$146,525	$26,430	$591,647	$939,414	$219,907	$720,674	$—	$2,644,597
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	11,830	53,227	—	65,057
Doubtful	—	—	—	—	—	—	—	—
Total multi-family mortgage	146,525	26,430	591,647	939,414	231,737	773,901	—	2,709,654
Multi-family current period gross charge-offs	—	—	—	—	—	—	—	—
Nonresidential mortgage:
Pass	132,407	81,426	102,965	190,781	107,519	352,364	49	967,511
Special Mention	—	—	—	—	945	6,187	—	7,132
Substandard	—	—	—	—	851	11,062	—	11,913
Doubtful	—	—	—	—	—	—	—	—
Total nonresidential mortgage	132,407	81,426	102,965	190,781	109,315	369,613	49	986,556
Nonresidential current period gross charge-offs	—	—	—	—	—	830	—	830
Commercial business:
Pass	23,729	9,355	5,718	20,915	14,264	7,608	53,647	135,236
Special Mention	—	—	—	1,043	125	—	—	1,168
Substandard	87	400	—	—	—	1,735	129	2,351
Doubtful	—	—	—	—	—	—	—	—
Total commercial business	23,816	9,755	5,718	21,958	14,389	9,343	53,776	138,755
Commercial current period gross charge-offs	—	—	—	—	—	295	—	295
Construction loans:
Pass	41,990	85,712	—	979	8,991	3,362	5,735	146,769
Special Mention	—	—	—	—	5,950	—	—	5,950
Substandard	—	4,500	—	—	20,494	—	—	24,994
Doubtful	—	—	—	—	—	—	—	—
Total construction loans	41,990	90,212	—	979	35,435	3,362	5,735	177,713
Construction current period gross charge-offs	—	—	—	—	—	—	—	—
Residential mortgage:
Pass	138,854	160,333	174,947	410,255	432,804	417,105	5	1,734,303
Special Mention	—	—	—	—	—	687	—	687
Substandard	—	299	1,459	773	799	10,271	—	13,601
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage	138,854	160,632	176,406	411,028	433,603	428,063	5	1,748,591
Residential current period gross charge-offs	—	—	—	—	—	2	—	2
Home equity loans:
Pass	800	1,690	4,606	1,648	302	7,612	33,553	50,211
Special Mention	—	—	—	—	—	—	96	96
Substandard	—	96	—	83	—	180	71	430
Doubtful	—	—	—	—	—	—	—	—
Total home equity loans	800	1,786	4,606	1,731	302	7,792	33,720	50,737
Home equity current period gross charge-offs	—	—	—	—	—	2	—	2
Other consumer loans:
Pass	605	343	189	86	236	976	26	2,461
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	72	72
Other consumer loans	605	343	189	86	236	976	98	2,533
Other consumer current period gross charge-offs	—	—	—	—	—	7	—	7
Total loans	$484,997	$370,584	$881,531	$1,565,977	$825,017	$1,593,050	$93,383	$5,814,539
Total current period gross charge-offs	$—	$—	$—	$—	$—	$1,136	$—	$1,136

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
Other consumer loans:
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
As of June 30, 2025, the carrying amount of PCD loans was $12.7 million, with an associated allowance for credit losses of $175,000, compared to a carrying amount of $15.7 million and an allowance for credit losses of $141,000 as of June 30, 2024.
Residential Mortgage Loans in Foreclosure
The Company may obtain physical possession of one- to four-family real estate collateralizing a residential mortgage loan or nonresidential real estate collateralizing a nonresidential mortgage loan via foreclosure or through an in-substance repossession. As of June 30, 2025 and 2024, the Company held no nonresidential property in other real estate owned that was acquired through foreclosure on a nonresidential mortgage loan. As of the same dates, the Company held three residential mortgage loans with aggregate carrying values totaling $2.2 million and $1.2 million, respectively, and six commercial mortgage loans with aggregate carrying values totaling $23.7 million and $13.6 million, respectively, which were in the process of foreclosure.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 5 – Allowance for Credit Losses
Allowance for Credit Losses on Loans Receivable
The following tables present the balance of the allowance for credit losses (“ACL”) at June 30, 2025 and 2024. The balance of the ACL is based on the CECL methodology, as noted above. The tables identify the valuation allowances attributable to specifically identified impairments on individually analyzed loans, including those acquired with deteriorated credit quality, as well as valuation allowances for impairments on loans collectively evaluated. The tables include the underlying balance of loans receivable applicable to each category as of those dates.

	Allowance for Credit Losses June 30, 2025
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total allowance for credit losses
	(In Thousands)
Multi-family mortgage	$—	$—	$1,377	$23,529	$24,906
Nonresidential mortgage	—	20	—	6,918	6,938
Commercial business	—	23	971	1,434	2,428
Construction	—	—	—	1,155	1,155
One- to four-family residential mortgage	34	87	60	9,999	10,180
Home equity loans	11	—	32	447	490
Other consumer	—	—	—	94	94
Total loans	$45	$130	$2,440	$43,576	$46,191

	Balance of Loans Receivable June 30, 2025
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total loans
	(In Thousands)
Multi-family mortgage	$—	$—	$30,857	$2,678,797	$2,709,654
Nonresidential mortgage	240	1,405	5,523	979,388	986,556
Commercial business	—	1,093	2,223	135,439	138,755
Construction	—	5,735	—	171,978	177,713
One- to four-family residential mortgage	614	3,551	5,936	1,738,490	1,748,591
Home equity loans	21	—	183	50,533	50,737
Other consumer	—	—	—	2,533	2,533
Total loans	$875	$11,784	$44,722	$5,757,158	$5,814,539
Unaccreted yield adjustments					(1,602)
Loans receivable, net of yield adjustments					$5,812,937

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 5 – Allowance for Credit Losses (continued)

	Allowance for Credit Losses June 30, 2024
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total allowance for credit losses
	(In Thousands)
Multi-family mortgage	$—	$—	$—	$24,125	$24,125
Nonresidential mortgage	—	31	517	5,577	6,125
Commercial business	—	6	228	1,339	1,573
Construction	—	—	—	1,230	1,230
One- to four-family residential mortgage	9	95	108	11,249	11,461
Home equity loans	—	—	—	349	349
Other consumer	—	—	—	76	76
Total loans	$9	$132	$853	$43,945	$44,939

	Balance of Loans Receivable June 30, 2024
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total loans
	(In Thousands)
Multi-family mortgage	$—	$—	$22,591	$2,623,260	$2,645,851
Nonresidential mortgage	284	2,145	9,539	936,107	948,075
Commercial business	—	2,794	714	139,239	142,747
Construction	—	5,735	—	203,502	209,237
One- to four-family residential mortgage	1,276	3,431	5,429	1,745,915	1,756,051
Home equity loans	24	—	20	44,060	44,104
Other consumer	—	—	—	2,685	2,685
Total loans	$1,584	$14,105	$38,293	$5,694,768	$5,748,750
Unaccreted yield adjustments					(15,963)
Loans receivable, net of yield adjustments					$5,732,787
The following tables present the activity in the ACL on loans for the years ended June 30, 2025, 2024 and 2023:

	Changes in the Allowance for Credit Losses Year Ended June 30, 2025
	Balance at June 30, 2024	Charge-offs	Recoveries	Provision for (reversal of) credit losses	Balance at June 30, 2025
	(In Thousands)
Multi-family mortgage	$24,125	$—	$—	$781	$24,906
Nonresidential mortgage	6,125	(830)	—	1,643	6,938
Commercial business	1,573	(295)	20	1,130	2,428
Construction	1,230	—	—	(75)	1,155
One- to four-family residential mortgage	11,461	(2)	2	(1,281)	10,180
Home equity loans	349	(2)	—	143	490
Other consumer	76	(7)	—	25	94
Total loans	$44,939	$(1,136)	$22	$2,366	$46,191

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

	Changes in the Allowance for Loan Credit Year Ended June 30, 2023
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
Allowance for Credit Losses on Off Balance Sheet Commitments
The following table presents the activity in the ACL on off balance sheet commitments recorded in other non-interest expense for the years ended June 30, 2025, 2024 and 2023:

	Year Ended June 30,
	2025	2024	2023
	(In Thousands)
Balance at beginning of the period	$796	$741	$1,041
Provision for (reversal of) credit losses	333	55	(300)
Balance at end of the period	$1,129	$796	$741

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 6 – Leases
The Company leases certain premises and equipment under operating leases. As of June 30, 2025, the Company had right-of-use assets totaling $12.1 million and lease liabilities totaling $12.9 million, which were recorded in other assets and other liabilities, respectively, on the Statement of Financial Condition. By comparison at June 30, 2024, the Company had right-of-use assets of totaling $14.5 million and lease liabilities of totaling $15.3 million.
As of June 30, 2025, the weighted average remaining lease term for operating leases was 5.15 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.22%. Total operating lease costs for the years ended June 30, 2025, 2024 and 2023 were $3.4 million, $3.5 million and $3.7 million, respectively.
There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the year ended June 30, 2025. At June 30, 2025, the Company had no leases that had not yet commenced.
A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability at June 30, 2025 and 2024 is as follows:

	June 30,
	2025	2024
	(In Thousands)
Less than one year	$3,480	$3,390
After one year but within two years	3,410	3,360
After two years but within three years	2,387	3,262
After three years but within four years	1,850	2,254
After four years but within five years	1,158	1,740
Greater than five years	1,783	2,847
Total undiscounted cash flows	14,068	16,853
Less: discount on cash flows	(1,150)	(1,531)
Total lease liability	$12,918	$15,322
Note 7 – Premises and Equipment

	June 30,
	2025	2024
	(In Thousands)
Land	$11,773	$11,773
Buildings and improvements	48,507	45,966
Leasehold improvements	10,607	10,410
Furnishings and equipment	29,686	29,877
Construction in progress	244	967
	100,817	98,993
Less accumulated depreciation and amortization	56,920	54,053
Total premises and equipment	$43,897	$44,940
Depreciation expense on premises and equipment for the fiscal years ended June 30, 2025, 2024 and 2023 totaled $4.4 million, $4.7 million and $5.7 million, respectively.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 8 – Goodwill and Other Intangible Assets
The Company performed the annual quantitative goodwill impairment analyses in the fourth quarter of its fiscal year ended June 30, 2025. Based on the results of the impairment analyses, the Company concluded that the fair value of its single reporting unit exceeded its respective carrying value, resulting in no impairment charge. The fair value of the Company’s single reporting unit was estimated using the income approach and market-based approaches, weighted 70% and 30%, respectively.
For the fiscal year ended June 30, 2024, a non-cash, pre-tax goodwill impairment of $97.4 million was recorded. The goodwill impairment had no impact on the Company’s liquidity and regulatory capital ratios.

	Goodwill	Core Deposit Intangibles
	(In Thousands)
Balance at June 30, 2022	$210,895	$3,020
Amortization	—	(563)
Balance at June 30, 2023	210,895	2,457
Amortization	—	(526)
Impairment	(97,370)	—
Balance at June 30, 2024	113,525	1,931
Amortization	—	(495)
Balance at June 30, 2025	$113,525	$1,436
As of June 30, 2025, the accumulated goodwill impairment remained at $97.4 million, unchanged from June 30, 2024. As of June 30, 2023, there was no accumulated goodwill impairment.
Scheduled amortization of core deposit intangibles for each of the next five years and thereafter is as follows:

Year Ending June 30,	Core Deposit Intangible Amortization
(In Thousands)
2026	$467
2027	441
2028	353
2029	122
2030	53
Thereafter	—

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 9 – Deposits
Deposits at June 30, 2025 and 2024 are summarized as follows:

	June 30,
	2025		2024
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars in Thousands)
Non-interest-bearing demand	$582,045	0.00%	$598,366	0.00%
Interest-bearing demand	2,362,222	2.62	2,308,915	3.06
Savings	754,376	1.34	643,481	0.80
Certificates of deposits	1,976,574	3.85	1,607,361	4.39
Total deposits	$5,675,217	2.61%	$5,158,123	2.84%
Brokered deposits at June 30, 2025 and 2024 are summarized as follows:

	June 30,
	2025		2024
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars in Thousands)
Certificates of deposits	$757,654	4.29%	$408,234	5.30%
Total brokered deposits	$757,654	4.29%	$408,234	5.30%
A summary of certificates of deposit by maturity at June 30, 2025 follows:

June 30,
2025
(In Thousands)
One year or less	$1,911,408
After one year to two years	44,681
After two years to three years	6,946
After three years to four years	2,016
After four years to five years	6,159
After five years	5,364
Total certificates of deposit	$1,976,574
Certificates of deposit with balances of $250,000 or more at June 30, 2025 and 2024, totaled approximately $1.0 billion and $633.0 million, respectively. The Bank’s deposits are insurable to applicable limits by the FDIC.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 10 – Borrowings
Borrowings at June 30, 2025 and 2024 consisted of the following:

	June 30, 2025	June 30, 2024
	(In Thousands)
FHLB advances	$1,106,491	$1,434,789
Federal Reserve Bank Term Funding Program ("BTFP")	—	100,000
Total fixed-rate advances	1,106,491	1,534,789
Overnight borrowings(1)	150,000	175,000
Total borrowings	$1,256,491	$1,709,789
________________________________________
(1)At June 30, 2025 and June 30, 2024, comprised of FHLB overnight line of credit borrowings.
Fixed-rate advances from FHLB of New York and BTFP borrowings mature as follows:

	June 30, 2025		June 30, 2024
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars in Thousands)
By remaining period to maturity:
Less than one year	$906,500	4.44%	$1,328,500	5.25%
One to two years	—	—	6,500	2.82%
Two to three years	200,000	3.98%	—	—
Three to four years	—	—	200,000	3.98%
Four to five years	—	—	—	—
Greater than five years	—	—	—	—
Total advances	1,106,500	4.36%	1,535,000	5.07%
Unamortized fair value adjustments	(9)		(211)
Total advances, net of fair value adjustments	$1,106,491		$1,534,789
At June 30, 2025, FHLB advances and overnight line of credit borrowings were collateralized by the FHLB capital stock owned by the Bank and mortgage loans with carrying values totaling approximately $3.24 billion. At June 30, 2024, FHLB advances and overnight line of credit borrowings were collateralized by the FHLB capital stock owned by the Bank and mortgage loans with carrying values totaling approximately $4.38 billion. At June 30, 2025, the Company maintained available secured borrowing capacity with the FHLB and the Federal Reserve Discount Window of $2.22 billion.
At June 30, 2025, there were no BTFP borrowings. At June 30, 2024, BTFP borrowings were secured by agency mortgage-backed securities with a par value of $113.5 million.

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
Fair Values of Derivative Instruments on the Statement of Financial Condition
The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Statement of Financial Condition as of June 30, 2025 and 2024:

	June 30, 2025
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$16,745	Other liabilities	$5,149
Total		$16,745		$5,149

	June 30, 2024
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$54,362	Other liabilities	$—
Total		$54,362		$—
Cash Flow Hedges of Interest Rate Risk
The Company uses derivatives to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps, interest rate caps and an interest rate floor as part of its interest rate risk management strategy. These interest rate products are designated as cash flow hedges. As of June 30, 2025, the Company had a total of 15 interest rate swaps, caps and collars with a total notional amount of $1.75 billion hedging specific wholesale funding positions and five interest rate floors with a notional amount of $550.0 million hedging floating-rate available for sale securities.
For cash flow hedges on the Company's wholesale funding positions, amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s hedged variable rate wholesale funding positions. During the year ended June 30, 2025, the Company reclassified $26.5 million as a reduction in interest expense. During the next 12 months, the Company estimates that $12.6 million will be reclassified as a reduction in interest expense.
For cash flow hedges on the Company’s securities, amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest income as interest payments are received on the Company’s hedged variable rate assets. During the year ended June 30, 2025, the Company reclassified a loss of $57,000 to interest income. During the next twelve months, the Company estimates that $216,000 will be reclassified as an increase in interest income.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 11 – Derivative Instruments and Hedging Activities (continued)
The table below presents the pre-tax effects of the Company’s derivative instruments designated as cash flow hedges on the Consolidated Statements of Income for the years ended June 30, 2025, 2024 and 2023:

	Year Ended June 30,
	2025	2024	2023
	(In Thousands)
Amount of (loss) gain recognized in other comprehensive income	$(5,490)	$20,197	$39,002
Amount of gain reclassified from accumulated other comprehensive income to interest expense	$26,470	$37,186	$20,393
Amount of loss reclassified from accumulated other comprehensive income to interest income	$(57)	$(248)	$—
Fair Value Hedges of Interest Rate Risk
The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. Such derivatives are used to hedge the changes in fair value of certain of its pools of fixed rate assets. As of June 30, 2025, the Company had five interest rate swaps with a notional amount of $775.0 million hedging fixed-rate residential mortgage loans.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivatives as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.

The table below presents the effects of the Company’s derivative instruments designated as fair value hedges on the Consolidated Statements of Income for the years ended June 30, 2025 and 2024:

	Year Ended June 30,
	2025	2024
	(In Thousands)
Gain on hedged items recorded in interest income on loans	$12,057	$2,117
(Loss) gain on hedges recorded in interest income on loans	$(5,356)	$8,684

As of June 30, 2025 and 2024, the following amounts were recorded on the Statement of Financial Condition related to cumulative basis adjustment for fair value hedges:

	June 30, 2025	June 30, 2024
	(In Thousands)
Loans receivable:
Carrying amount of the hedged assets (1)	$777,737	$715,680
Fair value hedging adjustment included in the carrying amount of the hedged assets	$2,737	$(9,320)
________________________________________
(1)This amount includes the amortized cost basis of the closed portfolios of loans receivable used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At June 30, 2025 and June 30, 2024, the amortized cost basis of the closed portfolios used in these hedging relationships was $1.24 billion and $1.29 billion, respectively.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 11 – Derivative Instruments and Hedging Activities (continued)
Offsetting Derivatives
The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives in the Consolidated Statement of Financial Condition as of June 30, 2025 and 2024, respectively. The net amounts presented for derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Statement of Financial Condition.

	June 30, 2025
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
	(In Thousands)
Assets:
Interest rate contracts	$19,412	$(2,667)	$16,745	$—	$—	$16,745
Total	$19,412	$(2,667)	$16,745	$—	$—	$16,745

Liabilities:
Interest rate contracts	$7,816	$(2,667)	$5,149	$—	$(4,740)	$409
Total	$7,816	$(2,667)	$5,149	$—	$(4,740)	$409

	June 30, 2024
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
	(In Thousands)
Assets:
Interest rate contracts	$54,423	$(61)	$54,362	$—	$—	$54,362
Total	$54,423	$(61)	$54,362	$—	$—	$54,362

Liabilities:
Interest rate contracts	$61	$(61)	$—	$—	$—	$—
Total	$61	$(61)	$—	$—	$—	$—
Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations and could be required to terminate its derivative positions with the counterparty. The Company also has agreements with its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well-capitalized institution, then the Company could be required to terminate its derivative positions with the counterparty. As of June 30, 2025, one of the Company’s derivative counterparties was in a net liability position.
As required under the enforceable master netting arrangement with its derivatives counterparties, at June 30, 2025 the Company was required to post financial collateral of $4.7 million, and at June 30, 2024 the Company was not required to post financial collateral.
In addition to the derivative instruments noted above, the Company’s pipeline of loans held for sale at June 30, 2025 and 2024, included $11.1 million and $16.0 million, respectively, of in process loans whose terms included interest rate locks to borrowers, which are considered free-standing derivative instruments whose fair values are not material to our financial condition or results of operations.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 12 – Benefit Plans
Components of Net Periodic Expense
The following table sets forth the aggregate net periodic benefit expense for the Bank’s Benefit Equalization Plan, Postretirement Welfare Plan, Directors’ Consultation and Retirement Plan, Atlas Bank Retirement Income Plan and Supplemental Executive Retirement Plan:

	Year Ended June 30,			Affected Line Item in the Consolidated Statements of Income
	2025	2024	2023
	(In Thousands)
Service cost	$71	$77	$281	Salaries and employee benefits
Interest cost	360	369	369	Other expense
(Accretion) amortization of unrecognized (gain) loss	(106)	(58)	(24)	Other expense
Expected return on assets	625	(92)	(99)	Other expense
Net periodic benefit cost	$950	$296	$527
The other components of net periodic benefit cost are required to be presented in the Consolidated Statements of Income separately from the service cost component. The table above details the affected line items within the Consolidated Statements of Income related to the net periodic benefit costs for the periods noted.
ESOP
In conjunction to the Company’s initial public stock offering in February 2005, the Bank established an ESOP for all eligible employees. The ESOP purchased 2,409,764 shares of Company’s common stock with proceeds of a loan from the Company to the ESOP. In connection with the completion of the Company’s mutual to stock conversion in May 2015, the ESOP purchased an additional 3,612,500 shares of the Company’s common stock at a price of $10.00 per share with the proceeds of a new loan from the Company to the ESOP. The Company refinanced the outstanding principal and interest balance of $3.8 million and borrowed an additional $36.1 million to purchase the additional shares. The Company makes discretionary contributions to the ESOP equaling principal and interest payments owed on the ESOP’s loan to the Company. Such payments may be reduced by the amount of dividends paid on shares of the Company’s common stock held by the ESOP. The outstanding loan principal balance at June 30, 2025 was $22.6 million.
ESOP shares pledged as collateral are initially recorded as unearned ESOP shares in the Consolidated Statements of Financial Condition. ESOP compensation expense was approximately $5.3 million, $2.8 million and $1.9 million for the years ended June 30, 2025, 2024 and 2023, respectively, representing the fair value of shares allocated or committed to be released during the year.
At June 30, 2025 and 2024, the ESOP shares were as follows:

	June 30,
	2025	2024
	(In Thousands)
Shares purchased by ESOP	6,022	6,022
Less: Shares allocated	3,965	3,764
Less: Shares committed to be released	100	100
Remaining unearned ESOP shares	1,957	2,158

Fair value of unearned ESOP shares	$12,642	$13,272

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 12 – Benefit Plans (continued)
Employee Stock Ownership Plan Benefit Equalization Plan (“ESOP BEP”)
The Bank has a non-qualified plan to compensate its executive officers who participate in the Bank’s ESOP for certain benefits lost under such plan by reason of benefit limitations imposed by the Internal Revenue Code (“IRC”). The ESOP BEP expense was approximately $15,000, $12,000 and $17,000 for the years ended June 30, 2025, 2024 and 2023, respectively. The liability totaled approximately $13,000 at June 30, 2025 and 2024, respectively.
Employees’ Savings and Profit Sharing Plan
The Bank sponsors the Employees’ Savings and Profit Sharing Plan and Trust (the “Plan”), pursuant to Section 401(k) of the Internal Revenue Code, for all eligible employees. Employees may elect to contribute up to 75% of their compensation subject to the limitations imposed by the Internal Revenue Code. The Bank will contribute a matching contribution up to 3.5% of an eligible employee’s salary deferral contribution, provided the eligible employee has contributed 6%. The Plan expense amounted to approximately $1.5 million, $1.4 million and $1.4 million for the years ended June 30, 2025, 2024 and 2023, respectively.
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
Funded status (market value of plan assets divided by funding target) of the Pentegra DB Plan based on valuation reports as of July 1, 2024 and 2023 was 97.94% and 98.87%, respectively. Total contributions, made to the Pentegra DB Plan, which include contributions from all participating employers and not just the Company, as reported on Form 5500, were $63.4 million and $151.8 million for the plan years ended June 30, 2024 and 2023, respectively. The Bank’s contributions to the Pentegra DB Plan were not more than 5% of the total contributions to the Pentegra DB Plan. During the years ended June 30, 2025, 2024 and 2023, the total expense recorded for the Pentegra DB Plan was approximately $252,000, $172,000 and $180,000, respectively.

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
The following tables set forth the ABRIP’s funded status and net periodic benefit cost:

	June 30,
	2025	2024
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation - beginning	$1,570	$1,700
Interest cost	82	81
Actuarial gain	17	(51)
Benefit payments	(148)	(160)
Projected benefit obligation - ending	$1,521	$1,570

Change in plan assets:
Fair value of assets - beginning	$2,649	$2,717
Actual return on assets	147	92
Benefit payments	(148)	(160)
Fair value of assets - ending	$2,648	$2,649

Reconciliation of funded status:
Projected benefit obligation	$(1,521)	$(1,570)
Fair value of assets	2,648	2,649
Funded status included in other assets	$1,127	$1,079

Accumulated benefit obligation	$(1,521)	$(1,570)

Valuation assumptions
Discount rate	5.75%	5.50%
Salary increase rate	N/A	N/A

	Years Ended June 30,
	2025	2024	2023
	(In Thousands)
Net periodic benefit cost:
Interest cost	$82	$81	$78
Expected return on assets	(90)	(93)	(99)
Amortization of net loss	33	42	28
Total expense	$25	$30	$7

Valuation assumptions
Discount rate	5.50%	5.00%	4.50%
Long term rate of return on plan assets	3.50%	3.50%	3.50%

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 12 – Benefit Plans (continued)
The Bank does not expect to contribute to the ABRIP in the year ending June 30, 2026.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Benefit Payments
(In Thousands)
Years ending June 30:
2026	$154
2027	150
2028	146
2029	142
2030	137
2031-2035	604
At June 30, 2025 and 2024, unrecognized net loss of $444,000 and $528,000, respectively, was included in accumulated other comprehensive loss.
The assets of the ABRIP are invested in a Guaranteed Deposit Fund (“GDF”) with Empower Retirement, LLC. The GDF is a group annuity fund invested in public and private-issue debt securities through various sub-accounts. The underlying assets are valued based on quoted prices for similar assets with similar terms and other observable market data and have no redemption restrictions. The investments in the plan were monitored to ensure that they complied with the investment policies set forth in the plan document. The plan’s assets were reviewed periodically by management, which included an analysis of the asset allocation and the performance of the GDF prepared by Prudential Financial, Inc.
The overall investment objective of the ABRIP is to ensure safety of principal and seek an attractive rate of return. The GDF utilizes a full spectrum of fixed income asset classes to provide the opportunity to maximize portfolio returns and diversification.
The fair value of the ABRIP’s assets at June 30, 2025 and 2024 by asset category (see Note 18 for the definitions of levels), are as follows:

	June 30, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Empower Guaranteed Deposit Fund	$—	$2,648	$—	$2,648

	June 30, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Empower Guaranteed Deposit Fund	$—	$2,649	$—	$2,649

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 12 – Benefit Plans (continued)
Benefit Equalization Plan (“BEP”)
The Bank has an unfunded non-qualified plan to compensate executive officers of the Bank who participate in the Bank’s qualified defined benefit plan for certain benefits lost under such plans by reason of benefit limitations imposed by Sections 415 and 401 of the IRC. There were approximately $196,000, $246,000 and $244,000 in contributions made to and benefits paid under the BEP during each of the years ended June 30, 2025, 2024 and 2023, respectively.
The following tables set forth the BEP’s funded status and components of net periodic benefit cost:

	June 30,
	2025	2024
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation - beginning	$2,254	$2,425
Interest cost	117	115
Actuarial gain	(351)	(40)
Benefit payments	(196)	(246)
Projected benefit obligation - ending	$1,824	$2,254

Change in plan assets:
Fair value of assets - beginning	$—	$—
Contributions	196	246
Benefit payments	(196)	(246)
Fair value of assets - ending	$—	$—

Reconciliation of funded status:
Accumulated benefit obligation	$(1,824)	$(2,254)

Projected benefit obligation	$(1,824)	$(2,254)
Fair value of assets	—	—
Funded status included in other liabilities	$(1,824)	$(2,254)

Valuation assumptions
Discount rate	5.75%	5.50%
Salary increase rate	N/A	N/A

	Years Ended June 30,
	2025	2024	2023
	(In Thousands)
Net periodic benefit cost:
Interest cost	$117	$115	$111
Amortization of net actuarial loss	38	42	46
Total expense	$155	$157	$157

Valuation assumptions
Discount rate	5.50%	5.00%	4.50%
Salary increase rate	N/A	N/A	N/A
It is estimated that contributions of approximately $176,000 will be made during the year ending June 30, 2026.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 12 – Benefit Plans (continued)
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Benefit Payments
(In Thousands)
Years ending June 30:
2026	$176
2027	177
2028	178
2029	178
2030	178
2031-2035	843
In April 2007, the Board of Directors of the Bank approved, effective July 1, 2007, freezing all future benefit accruals under the BEP related to the Bank’s defined benefit pension plan.
At June 30, 2025 and 2024, unrecognized net loss of $155,000 and $544,000, respectively, was included in accumulated other comprehensive loss.
Postretirement Welfare Plan
The Bank has an unfunded postretirement group term life insurance plan covering all eligible employees. The benefits are based on age and years of service. During each of the years ended June 30, 2025, 2024 and 2023, contributions and benefits paid totaled $13,000, respectively.
The following tables set forth the accrued accumulated postretirement benefit obligation and the net periodic benefit cost:

	June 30,
	2025	2024
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation - beginning	$1,062	$1,036
Service cost	71	79
Interest cost	57	50
Actuarial gain	(201)	(90)
Premiums/claims paid	(13)	(13)
Plan amendments	—	—
Projected benefit obligation - ending	$976	$1,062

Change in plan assets:
Fair value of assets - beginning	$—	$—
Contributions	13	13
Premiums/claims paid	(13)	(13)
Fair value of assets - ending	$—	$—

Reconciliation of funded status:
Projected benefit obligation	$(976)	$(1,062)
Fair value of assets	—	—
Funded status included in other liabilities	$(976)	$(1,062)

Valuation assumptions
Discount rate	5.75%	5.50%
Salary increase rate	3.25%	3.25%

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 12 – Benefit Plans (continued)

	Years Ended June 30,
	2025	2024	2023
	(In Thousands)
Net periodic benefit cost:
Service cost	$71	$79	$95
Interest cost	57	50	48
Amortization of net actuarial gain	(48)	(42)	(28)
Total expense	$80	$87	$115

Valuation assumptions
Discount rate	5.50%	5.00%	4.50%
Salary increase rate	3.25%	3.25%	3.25%
It is estimated that contributions of approximately $62,000 will be made during the year ending June 30, 2026.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Benefit Payments
(In Thousands)
Years ending June 30:
2026	$62
2027	70
2028	86
2029	100
2030	106
2031-2035	499
At June 30, 2025 and 2024, unrecognized net gain of $729,000 and $576,000, respectively, were included in accumulated other comprehensive income (loss).

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
During the years ended June 30, 2025, 2024 and 2023, contributions and benefits paid totaled $79,000, $49,000 and $49,000, respectively.
The following table sets forth the DCRP’s funded status and components of net periodic cost:

	June 30,
	2025	2024
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation - beginning	$2,414	$2,520
Interest cost	130	124
Actuarial gain	18	(181)
Benefit payments	(79)	(49)
Projected benefit obligation - ending	$2,483	$2,414

Change in plan assets:
Fair value of assets - beginning	$—	$—
Contributions	79	49
Benefit payments	(79)	(49)
Fair value of assets - ending	$—	$—

Reconciliation of funded status:
Accumulated benefit obligation	$(2,483)	$(2,414)

Projected benefit obligation	$(2,483)	$(2,414)
Fair value of assets	—	—
Funded status included in other liabilities	$(2,483)	$(2,414)

Valuation assumptions
Discount rate	5.75%	5.50%
Salary increase rate	N/A	N/A

	Years Ended June 30,
	2025	2024	2023
	(In Thousands)
Net periodic benefit cost:
Interest cost	$130	$124	$117
Amortization of net actuarial gain	(128)	(99)	(69)
Total expense	$2	$25	$48

Valuation assumptions
Discount rate	5.50%	5.00%	4.50%
Salary increase rate	N/A	N/A	N/A

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 12 – Benefit Plans (continued)
It is estimated that contributions of approximately $176,000 will be made during the year ending June 30, 2026.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Benefit Payments
(In Thousands)
Years ending June 30:
2026	$176
2027	192
2028	207
2029	256
2030	299
2031-2035	1,308
At June 30, 2025 and 2024, unrecognized net gain of $775,000 and $922,000, respectively, was included in accumulated other comprehensive income (loss).
Supplemental Executive Retirement Plan (“SERP”)
On June 16, 2021, the Bank approved the SERP, effective as of July 1, 2021. The SERP is a non-qualified deferred compensation plan which provides participants with a retirement benefit equal to the present value of an annual benefit of 50% of the participant’s highest annual base salary. In December 2022, the Board of Directors of the Bank approved freezing all future benefit accruals under the SERP effective December 31, 2022. In June 2025, the Board of Directors of the Bank approved unfreezing future benefit accruals under the SERP effective July 1, 2025.
The following tables set forth the SERP’s funded status and net periodic benefit cost:

	June 30,
	2025	2024
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation - beginning	$633	$633
Service cost	—	—
Interest cost	—	—
Projected benefit obligation - ending	$633	$633

Reconciliation of funded status:
Projected benefit obligation	$(633)	$(633)
Fair value of assets	—	—
Funded status included in other liabilities	$(633)	$(633)

Valuation assumptions
Discount rate	—%	—%
Salary increase rate	N/A	N/A

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 12 – Benefit Plans (continued)

Year Ended June 30,
	2025	2024
(In Thousands)
Net periodic benefit cost:
Service cost	$—	$—
Interest cost	—	—
Total expense	$—	$—

Valuation assumptions
Discount rate	—%	—%
Salary increase rate	—%	—%
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Benefit Payments
(In Thousands)
Years ending June 30:
2026	$—
2027	—
2028	—
2029	—
2030	—
2031-2035	633
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
During the years ended June 30, 2025 and 2024, the Company granted 380,007 RSUs (comprised of 278,530 service-based RSUs and 101,477 performance-based RSUs) and 349,257 RSUs (comprised of 255,062 service-based RSUs and 94,195 performance-based RSUs), respectively. The service-based RSUs generally vest in three tranches over a period of 3.0 years and the performance-based RSUs will cliff vest upon the achievement of performance measures over a three-year period. The total number of performance-based RSUs that will vest, if any, will depend on whether and to what extent the performance measures are achieved. Common stock will be issued from authorized shares upon the vesting of the RSUs. At June 30, 2025, there were 3,586,839 shares remaining available for future grants of stock options, restricted stock or RSUs under the 2021 Plan, subject to the limitations noted above.
Kearny Financial Corp. 2016 Equity Incentive Plan (“2016 Plan”)
No grants were made under the 2016 Plan during the years ended June 30, 2025 and 2024. As of October 28, 2021, the 2016 Plan was frozen and the Company no longer makes grants under the 2016 Plan.
Stock options granted under the 2016 Plan vest in equal installments over a five-year service period. Stock options were granted at an exercise price equal to the fair value of the Company's common stock on the grant date based on the closing market price and have an expiration period of 10 years. No stock options were granted during the years ended June 30, 2025, 2024 and 2023.
There were no restricted stock awards granted during the years ended June 30, 2025, 2024 and 2023.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 13 – Stock Based Compensation (continued)
2021 Plan and 2016 Plan
The following table presents stock-based compensation expense for the years ended June 30, 2025, 2024 and 2023:

	Years Ended June 30,
	2025	2024	2023
	(In Thousands)
Stock option expense	$—	$58	$153
Restricted stock expense	101	323	725
Restricted stock unit expense	1,714	2,211	2,058
Total stock-based compensation expense	$1,815	$2,592	$2,936
During the years ended June 30, 2025, 2024 and 2023, the income tax benefit attributed to our stock-based compensation expense was $528,000, $746,000 and $836,000, respectively.
Stock Options
The following is a summary of the Company’s stock option activity and related information for its option plans for the year ended June 30, 2025:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In Thousands)			(In Thousands)
Outstanding at June 30, 2024	2,752	$15.12	2.5 years	$—
Granted	—	—	—
Exercised	—	—	—
Forfeited	(7)	9.82
Outstanding at June 30, 2025	2,745	$15.13	1.5 years	$—

Exercisable at June 30, 2025	2,745	$15.13	1.5 years	$—
The Company generally issues shares from authorized but unissued shares upon the exercise of vested options.
There were no vested options exercised during the years ended June 30, 2025, 2024 or 2023.
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
The Company fully achieved the applicable performance targets for fiscal 2024 and therefore all eligible performance-based restricted shares successfully vested during the year ended June 30, 2025.
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
The following is a summary of the Company’s restricted share award activity for the year ended June 30, 2025:

	Vesting Contingent on Service Conditions		Vesting Contingent on Performance Conditions
	Restricted Shares	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value
	(In Thousands)		(In Thousands)
Non-vested at June 30, 2024	11	$13.11	11	$13.11
Granted	—	—	—	—
Vested	(6)	13.11	(6)	5.90
Forfeited	—	—	—	—
Non-vested at June 30, 2025	5	$13.11	5	$5.90
During the years ended June 30, 2025, 2024 and 2023, the total fair value of vested restricted shares were $63,000, $767,000 and $767,000, respectively. Expected future compensation expense relating to the 10,744 non-vested restricted shares at June 30, 2025 is $94,000 over a weighted average period of 0.9 years.
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
The following is a summary of the Company’s RSU activity for the year ended June 30, 2025:

	Vesting Contingent on Service Conditions		Vesting Contingent on Performance Conditions
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(In Thousands)		(In Thousands)
Non-vested at June 30, 2024	440	$10.28	250	$9.60
Granted	279	6.24	101	6.24
Vested	(207)	10.99	—	—
Forfeited	—	—	(70)	9.60
Non-vested at June 30, 2025	512	$7.77	281	$6.24
Expected future compensation expense relating to the 792,639 non-vested RSUs at June 30, 2025 is $2.5 million over a weighted average period of 1.7 years.

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
At June 30, 2025 and 2024, the regulatory capital ratios, of both the Company and the Bank were in excess of the levels required by federal banking regulators to be classified as “well-capitalized” under regulatory guidelines.
The following tables present information regarding the Bank’s regulatory capital levels at June 30, 2025 and 2024:

	At June 30, 2025
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$704,969	14.49%	$389,184	8.00%	$486,481	10.00%
Tier 1 capital (to risk-weighted assets)	662,232	13.61%	291,888	6.00%	389,184	8.00%
Common equity tier 1 capital (to risk-weighted assets)	662,232	13.61%	218,916	4.50%	316,212	6.50%
Tier 1 capital (to adjusted total assets)	662,232	8.68%	305,162	4.00%	381,453	5.00%

	At June 30, 2024
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$688,597	14.42%	$382,034	8.00%	$477,542	10.00%
Tier 1 capital (to risk-weighted assets)	651,620	13.65%	286,525	6.00%	382,034	8.00%
Common equity tier 1 capital (to risk-weighted assets)	651,620	13.65%	214,894	4.50%	310,402	6.50%
Tier 1 capital (to adjusted total assets)	651,620	8.44%	308,656	4.00%	385,820	5.00%

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 14 – Stockholders’ Equity (continued)
The following tables present information regarding the consolidated Company’s regulatory capital levels at June 30, 2025 and 2024:

	At June 30, 2025
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$748,323	15.37%	$389,434	8.00%
Tier 1 capital (to risk-weighted assets)	705,586	14.49%	292,076	6.00%
Common equity tier 1 capital (to risk-weighted assets)	705,586	14.49%	219,057	4.50%
Tier 1 capital (to adjusted total assets)	705,586	9.23%	305,661	4.00%

	At June 30, 2024
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$743,741	15.57%	$382,247	8.00%
Tier 1 capital (to risk-weighted assets)	706,764	14.79%	286,685	6.00%
Common equity tier 1 capital (to risk-weighted assets)	706,764	14.79%	215,014	4.50%
Tier 1 capital (to adjusted total assets)	706,764	9.15%	309,031	4.00%
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
During the fiscal year ended June 30, 2025, an application for quarterly capital distributions from the Bank to the Company was approved by federal banking regulators. The amount of dividends payable is based on 85% of quarterly net income of the Bank.
During the years ended June 30, 2025, 2024 and 2023, dividends paid by the Bank to the Company, in conjunction with quarterly capital distributions, as discussed above, totaled $16.8 million, $19.3 million and $26.3 million, respectively.
Stock Repurchase Plans
During the year ended June 30, 2025, the Company did not repurchase any of its common stock.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 15 – Income Taxes
The components of income taxes are as follows:

	Years Ended June 30,
	2025	2024	2023
	(In Thousands)
Current income tax expense:
Federal	$3,709	$4,352	$6,145
State	2,157	2,406	2,634
	5,866	6,758	8,779
Deferred income tax expense:
Federal	(156)	4	1,902
State	(786)	(871)	887
	(942)	(867)	2,789

Total income tax expense	$4,924	$5,891	$11,568
The following table presents a reconciliation between the reported income taxes for the periods presented and the income taxes which would be computed by applying the federal income tax rates applicable to those periods. The federal income tax rate of 21% was applicable for the years ended June 30, 2025, 2024 and 2023.

	Years Ended June 30,
	2025	2024	2023
	(Dollars In Thousands)
Income (loss) before income taxes	$30,999	$(80,776)	$52,379
Statutory federal tax rate	21%	21%	21%
Federal income tax expense at statutory rate	$6,510	$(16,963)	$11,000
(Reduction) increases in income taxes resulting from:
Tax exempt interest	(48)	(68)	(143)
State tax, net of federal tax effect	1,083	1,213	2,781
Incentive stock options compensation expense	—	5	12
Income from bank-owned life insurance	(2,235)	(1,902)	(1,840)
Goodwill impairment	—	18,935	—
Surrender of bank-owned life insurance policies	—	4,477	—
Other items, net	(386)	194	(242)
Total income tax expense	$4,924	$5,891	$11,568
Effective income tax rate	15.88%	(7.29)%	22.09%
The effective income tax rate represents total income tax expense divided by income before income taxes. Retained earnings at June 30, 2025, includes approximately $38.4 million of bad debt allowance, pursuant to the IRC, for which income taxes have not been provided. If such amount is used for purposes other than to absorb bad debts, including distributions in liquidation, it will be subject to income tax at the then current rate.
A tax position is recognized if it is more likely than not that the position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation process, if any. A tax position that meets the more likely than not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 15 – Income Taxes (continued)
whether or not a tax position has met the more likely than not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment.
Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carryover period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income, and the projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based on its assessments as of June 30, 2025 and 2024, the Company determined it is more likely than not that all deferred tax assets will be realized.
The tax effects of existing temporary differences that give rise to deferred income tax assets and liabilities are as follows:

	June 30,
	2025	2024
	(In Thousands)
Deferred income tax assets:
Purchase accounting	$3,140	$3,543
Accumulated other comprehensive income
Unrealized loss on securities available for sale	32,542	37,683
Allowance for credit losses	13,161	12,786
Benefit plans	2,596	2,605
Compensation	1,268	1,303
Stock-based compensation	2,689	2,923
Uncollected interest	1,581	1,177
Depreciation	2,634	2,309
Net operating loss carryover	1,522	889
Capital loss carryforward	703	614
Other items	643	780
	62,479	66,612
Deferred income tax liabilities:
Deferred loan fees and costs	1,756	1,690
Accumulated other comprehensive income
Derivatives	2,844	12,085
Defined benefit plans	276	98
Goodwill	2,400	2,400
	7,276	16,273
Net deferred income tax asset	$55,203	$50,339
The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of the state of New Jersey and various other states. The Company is generally no longer subject to examination by federal, state and local taxing authorities for tax years prior to June 30, 2022.

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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management’s credit evaluation of the borrower. At June 30, 2025 and 2024, the Bank had $319.1 million and $280.9 million in commitments to originate loans, including unused lines of credit.
The Bank is party to standby letters of credit through which it guarantees certain specific business obligations of its commercial customers. The balance of standby letters of credit at June 30, 2025 and 2024 was approximately $160,000 for each period.
In addition to the commitments noted above, at June 30, 2025, the Company’s pipeline of loans held for sale included $11.1 million of in-process loans whose terms included interest rate locks to borrowers that were paired with a best-efforts commitment to sell the loan to a buyer at a fixed price within a predetermined timeframe after the sale commitment is established.
The Company and its subsidiaries are also party to litigation which arises primarily in the ordinary course of business. In the opinion of management, the ultimate disposition of such litigation should not have a material adverse effect on the consolidated financial position of the Company.
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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 17 – Fair Value of Financial Instruments (continued)
Assets Measured on a Recurring Basis:
The following methods and significant assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at June 30, 2025 and 2024:
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
Those assets measured at fair value on a recurring basis are summarized below:

	June 30, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Debt securities available for sale:
Asset-backed securities	$—	$59,498	$—	$59,498
Collateralized loan obligations	—	323,245	—	323,245
Corporate bonds	—	140,117	—	140,117
Total debt securities	—	522,860	—	522,860

Mortgage-backed securities available for sale:
Residential pass-through securities	—	357,319	—	357,319
Commercial pass-through securities	—	132,790	—	132,790
Total mortgage-backed securities	—	490,109	—	490,109
Total securities available for sale	$—	$1,012,969	$—	$1,012,969

Interest rate contracts	$—	$16,745	$—	$16,745

Total assets	$—	$1,029,714	$—	$1,029,714

Liabilities:
Interest rate contracts	$—	$5,149	$—	$5,149
Total liabilities	$—	$5,149	$—	$5,149

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
Assets Measured on a Non-Recurring Basis:
The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a non-recurring basis at June 30, 2025 and 2024:
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
Those assets measured at fair value on a non-recurring basis are summarized below:

	June 30, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Collateral dependent loans:
Multi-family mortgage	$—	$—	$16,385	$16,385
Nonresidential mortgage	—	—	4,697	4,697
Total	$—	$—	$21,082	$21,082

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
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value:

	June 30, 2025
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(Dollars in Thousands)
Collateral dependent loans:
Multi-family mortgage	$16,385	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	6.00% - 24.00%	15.08%
Nonresidential mortgage	4,697	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	9.44%	9.44%
Total	$21,082

	June 30, 2024
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(Dollars in Thousands)
Collateral dependent loans:
Multi-family mortgage	1,896	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	13.32%	13.32%
Nonresidential mortgage	5,014	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	8.93%	8.93%
Total	$6,910
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
At June 30, 2025, collateral dependent loans valued using Level 3 inputs comprised loans with principal balance totaling $22.5 million and valuation allowance of $1.4 million reflecting an aggregate fair value of $21.1 million. By comparison, at June 30, 2024, collateral dependent loans valued using Level 3 inputs comprised loans with principal balance totaling $7.4 million and valuation allowances of $508,000 reflecting an aggregate fair value of $6.9 million.
Once a loan is foreclosed, the fair value of the other real estate owned continues to be evaluated based upon the fair value of the repossessed real estate originally securing the loan. At June 30, 2025 and June 30, 2024, the Company had no other real estate owned assets, respectively.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 17 – Fair Value of Financial Instruments (continued)
The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2025 and 2024:

	June 30, 2025
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$167,269	$167,269	$167,269	$—	$—
Investment securities available for sale	1,012,969	1,012,969	—	1,012,969	—
Investment securities held to maturity	120,217	106,712	—	106,712	—
Loans held-for-sale	5,931	6,069	—	6,069	—
Net loans receivable	5,766,746	5,309,760	—	—	5,309,760
FHLB Stock	64,261	—	—	—	—
Interest receivable	28,098	28,098	40	6,930	21,128
Interest rate contracts	16,745	16,745	—	16,745	—

Financial liabilities:
Deposits other than certificates of deposits	$3,698,643	$3,698,643	$3,698,643	$—	$—
Certificates of deposits	1,976,574	1,970,863	—	—	1,970,863
Borrowings	1,256,491	1,257,269	—	—	1,257,269
Interest payable on deposits	5,259	5,259	1,710	—	3,549
Interest payable on borrowings	3,455	3,455	—	—	3,455
Interest rate contracts	5,149	5,149	—	5,149	—

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 17 – Fair Value of Financial Instruments (continued)

	June 30, 2024
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$63,864	$63,864	$63,864	$—	$—
Investment securities available for sale	1,072,833	1,072,833	—	1,072,833	—
Investment securities held to maturity	135,742	119,278	—	119,278	—
Loans held-for-sale	6,036	6,077	—	6,077	—
Net loans receivable	5,687,848	5,114,459	—	—	5,114,459
FHLB Stock	80,300	—	—	—	—
Interest receivable	29,521	29,521	11	8,986	20,524
Interest rate contracts	54,362	54,362	—	54,362	—

Financial liabilities:
Deposits other than certificates of deposits	$3,550,762	$3,550,762	$3,550,762	$—	$—
Certificates of deposits	1,607,361	1,597,939	—	—	1,597,939
Borrowings	1,709,789	1,703,924	—	—	1,703,924
Interest payable on deposits	5,662	5,662	3,397	—	2,265
Interest payable on borrowings	7,784	7,784	—	—	7,784
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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 18 – Comprehensive Income (Loss)
The components of accumulated other comprehensive loss included in stockholders’ equity are as follows:

	June 30,
	2025	2024
	(In Thousands)
Net unrealized loss on securities available for sale	$(112,142)	$(130,673)
Tax effect	32,542	37,683
Net of tax amount	(79,600)	(92,990)

Fair value adjustments on derivatives	9,770	41,673
Tax effect	(2,844)	(12,085)
Net of tax amount	6,926	29,588

Benefit plan adjustments	946	337
Tax effect	(276)	(98)
Net of tax amount	670	239

Total accumulated other comprehensive loss	$(72,004)	$(63,163)
Other comprehensive income (loss) and related tax effects are presented in the following table:

	Years Ended June 30,
	2025	2024	2023
	(In Thousands)
Net unrealized gain (loss) on securities available for sale	$18,531	$7,330	$(53,334)

Net realized loss on securities available for sale (1)	—	18,135	15,227

Fair value adjustments on derivatives	(31,903)	(16,741)	18,609

Benefit plans:
(Accretion) amortization of net actuarial (gain) loss (2)	(106)	(58)	(24)
Net actuarial gain	715	127	381
Net change in benefit plan accrued expense	609	69	357

Other comprehensive (loss) income before taxes	(12,763)	8,793	(19,141)
Tax effect	3,922	(2,500)	5,412
Total other comprehensive (loss) income	$(8,841)	$6,293	$(13,729)
________________________________________
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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 19 – Revenue Recognition
All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the years ended June 30, 2025, 2024 and 2023. Sources of revenue outside the scope of ASC 606 are noted as such.

	Years Ended June 30,
	2025	2024	2023
	(In Thousands)
Non-interest income:
Deposit-related fees and charges	$1,866	$1,772	$1,881
Loan-related fees and charges (1)	624	837	1,225
Loss on sale and call of securities (1)	—	(18,135)	(15,227)
Gain (loss) on sale of loans (1)	806	(282)	(1,645)
Loss on sale of other real estate owned	—	(974)	(139)
Income from bank owned life insurance (1)	10,672	9,076	8,645
Electronic banking fees and charges (interchange income)	1,717	2,357	1,759
Miscellaneous (1)	3,367	3,356	6,252
Total non-interest income	$19,052	$(1,993)	$2,751
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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 20 – Parent Only Financial Information
Kearny Financial Corp. operates its wholly owned subsidiary Kearny Bank and the Bank’s wholly-owned subsidiaries CJB Investment Company, 189-245 Berdan Avenue LLC and Kearny Wealth Management LLC. The consolidated earnings of the subsidiaries are recognized by the Company using the equity method of accounting. Accordingly, the consolidated earnings of the subsidiaries are recorded as increases in the Company’s investment in the subsidiaries. The following are the condensed financial statements for Kearny Financial Corp. (Parent Company only) as of June 30, 2025 and 2024, and for each of the years in the three-year period ended June 30, 2025.
Condensed Statements of Financial Condition

	June 30,
	2025	2024
	(In Thousands)
Assets

Cash and amounts due from depository institutions	$20,773	$30,821
Loans receivable	22,573	24,510
Investment in subsidiary	702,607	698,427
Other assets	670	854
Total Assets	$746,623	$754,612

Liabilities and Stockholders' Equity

Other liabilities	$661	$1,041
Stockholders' equity	745,962	753,571
Total Liabilities and Stockholders' Equity	$746,623	$754,612
Condensed Statements of Income (Loss) and Comprehensive Income (Loss)

	Years Ended June 30,
	2025	2024	2023
	(In Thousands)
Dividends from subsidiary	$16,758	$19,332	$26,282
Interest income	1,666	2,201	1,749
Equity in undistributed earnings of subsidiaries	9,846	(105,948)	14,912
Total income	28,270	(84,415)	42,943

Directors' compensation	584	618	532
Other expenses	1,714	1,647	1,715
Total expense	2,298	2,265	2,247
Income (loss) before income taxes	25,972	(86,680)	40,696
Income tax expense	(103)	(13)	(115)
Net income (loss)	$26,075	$(86,667)	$40,811
Comprehensive income (loss)	$17,234	$(80,374)	$27,082

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 20 – Parent Only Financial Information (continued)
Condensed Statements of Cash Flows

	Years Ended June 30,
	2025	2024	2023
	(In Thousands)
Cash Flows from Operating Activities:
Net income	$26,075	$(86,667)	$40,811
Adjustment to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(9,846)	105,948	(14,912)
Decrease (increase) in other assets	184	(27)	(379)
(Decrease) increase in other liabilities	(402)	142	271
Net Cash Provided by Operating Activities	16,011	19,396	25,791

Cash Flows from Investing Activities:
Repayment of loan to ESOP	1,937	1,874	1,817
Net Cash Provided by Investing Activities	1,937	1,874	1,817

Cash Flows from Financing Activities:
Cash dividends paid	(27,634)	(27,564)	(28,499)
Repurchase and cancellation of common stock of Kearny Financial Corp.	—	(11,240)	(27,558)
Cancellation of shares repurchased on vesting to pay taxes	(362)	(484)	(462)
Net Cash Used In Financing Activities	(27,996)	(39,288)	(56,519)
Net (Decrease) Increase in Cash and Cash Equivalents	(10,048)	(18,018)	(28,911)
Cash and Cash Equivalents - Beginning	30,821	48,839	77,750
Cash and Cash Equivalents - Ending	$20,773	$30,821	$48,839

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 21 – Net Income (Loss) per Common Share (“EPS”)
Basic EPS is based on the weighted average number of common shares actually outstanding, including both vested and unvested restricted stock awards, adjusted for ESOP shares not yet committed to be released. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options or unvested restricted stock units (“RSU”), were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable or which could be converted into common stock, if dilutive, using the treasury stock method. Shares issued and reacquired during any period are weighted for the portion of the period they were outstanding.
The following schedule shows the Company’s earnings per share calculations for the periods presented:

	For the Year Ended June 30,
	2025	2024	2023
	(In Thousands, Except Per Share Data)
Net income (loss)	$26,075	$(86,667)	$40,811

Weighted average number of common shares outstanding - basic	62,508	62,444	64,804
Effect of dilutive securities	208	—	—
Weighted average number of common shares outstanding- diluted	62,716	62,444	64,804

Basic earnings per share	$0.42	$(1.39)	$0.63
Diluted earnings per share	$0.42	$(1.39)	$0.63
Stock options for 2,745,000, 2,751,902 and 2,983,530 shares of common stock were not considered in computing diluted earnings per share at June 30, 2025, 2024 and 2023, respectively, because they were considered anti-dilutive. In addition, 450,203, 689,252 and 497,664 RSUs were not considered in computing diluted earnings per share at June 30, 2025, 2024 and 2023, respectively, because they were considered anti-dilutive.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEARNY FINANCIAL CORP.

Dated: August 21, 2025		/s/ Craig L. Montanaro
	By:	Craig L. Montanaro President and Chief Executive Officer
Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on August 21, 2025 on behalf of the Registrant and in the capacities indicated.

/s/ Craig L. Montanaro	/s/ Sean Byrnes
Craig L. Montanaro President, Chief Executive Officer and Director (Principal Executive Officer)	Sean Byrnes Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Theodore J. Aanensen	/s/ Raymond E. Chandonnet
Theodore J. Aanensen Director	Raymond E. Chandonnet Director

/s/ Curtland E. Fields	/s/ Catherine A. Lawton
Curtland E. Fields Director	Catherine A. Lawton Director

/s/ John J. Mazur, Jr.	/s/ Joseph P. Mazza
John J. Mazur, Jr. Director	Joseph P. Mazza Director

/s/ John F. McGovern	/s/ Leopold W. Montanaro
John F. McGovern Director	Leopold W. Montanaro Director

/s/ Christopher Petermann	/s/ Charles J. Pivirotto
Christopher Petermann Director	Charles J. Pivirotto Director

/s/ Melvina Wong-Zaza
Melvina Wong-Zaza Director