Form 10-Q
period 2025-12-31
Kearny Financial Corp.
filed 2026-02-05
CIK 1617242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: January 31, 2026.
$0.01 par value common stock — 64,739,151 shares outstanding

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In Thousands, Except Share and Per Share Data)

	December 31, 2025	June 30, 2025
	(Unaudited)
Assets
Cash and amounts due from depository institutions	$19,449	$21,864
Interest-bearing deposits in other banks	127,891	145,405
Cash and cash equivalents	147,340	167,269
Investment securities available for sale (amortized cost of $1,096,559 and $1,125,111, respectively)	1,000,397	1,012,969
Investment securities held to maturity (fair value of $101,624 and $106,712, respectively)	112,800	120,217
Loans held-for-sale	8,786	5,931
Loans receivable	5,753,393	5,812,937
Less: allowance for credit losses on loans	(44,958)	(46,191)
Net loans receivable	5,708,435	5,766,746
Premises and equipment	42,559	43,897
Federal Home Loan Bank (“FHLB”) of New York stock	57,212	64,261
Accrued interest receivable	27,420	28,098
Goodwill	113,525	113,525
Core deposit intangibles	1,198	1,436
Bank owned life insurance	309,404	304,717
Deferred income tax assets, net	51,617	55,203
Other assets	40,185	56,181
Total Assets	$7,620,878	$7,740,450

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest-bearing	$627,180	$582,045
Interest-bearing	5,084,370	5,093,172
Total deposits	5,711,550	5,675,217
Borrowings	1,095,000	1,256,491
Advance payments by borrowers for taxes	18,474	19,317
Other liabilities	38,458	43,463
Total Liabilities	6,863,482	6,994,488

Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 800,000,000 shares authorized; 64,739,151 shares and 64,577,481 shares issued and outstanding, respectively	648	646
Paid-in capital	494,959	494,546
Retained earnings	346,749	341,744
Unearned employee stock ownership plan shares; 1,856,456 shares and 1,956,805 shares, respectively	(17,997)	(18,970)
Accumulated other comprehensive loss	(66,963)	(72,004)
Total Stockholders' Equity	757,396	745,962
Total Liabilities and Stockholders' Equity	$7,620,878	$7,740,450
See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Interest Income
Loans	$67,410	$65,408	$135,759	$131,739
Taxable investment securities	11,623	13,803	24,223	28,187
Tax-exempt investment securities	35	59	76	130
Other interest-earning assets	1,584	2,215	3,102	4,681
Total Interest Income	80,652	81,485	163,160	164,737

Interest Expense
Deposits	33,148	36,721	67,079	71,739
Borrowings	9,535	12,152	20,408	27,940
Total Interest Expense	42,683	48,873	87,487	99,679
Net Interest Income	37,969	32,612	75,673	65,058
Provision for credit losses	567	107	485	215
Net Interest Income after Provision for Credit Losses	37,402	32,505	75,188	64,843

Non-Interest Income
Fees and service charges	1,295	627	2,187	1,262
Gain on sale of loans	224	304	423	504
Income from bank owned life insurance	2,710	2,619	5,399	5,186
Electronic banking fees and charges	473	493	889	884
Other income	869	830	2,520	1,663
Total Non-Interest Income	5,571	4,873	11,418	9,499

Non-Interest Expense
Salaries and employee benefits	18,373	17,579	37,118	35,077
Net occupancy expense of premises	2,888	2,831	6,195	5,629
Equipment and systems	4,007	3,892	7,981	7,752
Advertising and marketing	412	311	974	653
Federal deposit insurance premium	1,357	1,503	2,658	3,066
Directors' compensation	306	361	613	722
Other expense	3,848	3,084	7,318	6,448
Total Non-Interest Expense	31,191	29,561	62,857	59,347
Income before Income Taxes	11,782	7,817	23,749	14,995
Income tax expense	2,333	1,251	4,794	2,337
Net Income	$9,449	$6,566	$18,955	$12,658

Net Income per Common Share (EPS)
Basic	$0.15	$0.11	$0.30	$0.20
Diluted	$0.15	$0.10	$0.30	$0.20
Weighted Average Number of Common Shares Outstanding
Basic	62,858	62,498	62,799	62,443
Diluted	63,061	62,630	63,049	62,474
See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands, Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Net Income	$9,449	$6,566	$18,955	$12,658
Other Comprehensive Income (Loss) , net of tax:
Net unrealized gain (loss) on securities available for sale	3,274	(13,811)	11,355	3,172
Fair value adjustments on derivatives	(2,475)	6,456	(6,264)	(12,169)
Benefit plan adjustments	(25)	(18)	(50)	63
Total Other Comprehensive Income (Loss)	774	(7,373)	5,041	(8,934)
Total Comprehensive Income (Loss)	$10,223	$(807)	$23,996	$3,724
See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Per Share Data, Unaudited)

	Common Stock		Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance - September 30, 2024	64,580	$646	$493,523	$342,522	$(20,430)	$(64,724)	$751,537
Net income	—	—	—	6,566	—	—	6,566
Other comprehensive loss, net of income tax	—	—	—	—	—	(7,373)	(7,373)
ESOP shares committed to be released (50 shares)	—	—	(108)	—	487	—	379
Stock-based compensation expense	—	—	677	—	—	—	677
Cash dividends declared ($0.11 per common share)	—	—	—	(6,933)	—	—	(6,933)
Balance - December 31, 2024	64,580	$646	$494,092	$342,155	$(19,943)	$(72,097)	$744,853

	Common Stock		Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance - June 30, 2024	64,434	$644	$493,680	$343,326	$(20,916)	$(63,163)	$753,571
Net Income	—	—	—	12,658	—	—	12,658
Other comprehensive loss, net of income tax	—	—	—	—	—	(8,934)	(8,934)
ESOP shares committed to be released (100 shares)	—	—	(264)	—	973	—	709
Issuance of stock under stock benefit plans	207	2	(2)	—	—	—	—
Stock-based compensation expense	—	—	1,027	—	—	—	1,027
Cancellation of shares issued for restricted stock awards	(61)	—	(349)	—	—	—	(349)
Cash dividends declared ($0.22 per common share)	—	—	—	(13,829)	—	—	(13,829)
Balance - December 31, 2024	64,580	$646	$494,092	$342,155	$(19,943)	$(72,097)	$744,853

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
(In Thousands, Except Per Share Data, Unaudited)

	Common Stock		Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance - September 30, 2025	64,739	$648	$494,490	$344,287	$(18,484)	$(67,737)	$753,204
Net income	—	—	—	9,449	—	—	9,449
Other comprehensive income, net of income tax	—	—	—	—	—	774	774
ESOP shares committed to be released (50 shares)	—	—	(140)	—	487	—	347
Stock-based compensation expense	—	—	609	—	—	—	609
Cash dividends declared ($0.11 per common share)	—	—	—	(6,987)	—	—	(6,987)
Balance - December 31, 2025	64,739	$648	$494,959	$346,749	$(17,997)	$(66,963)	$757,396

	Common Stock		Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance - June 30, 2025	64,577	$646	$494,546	$341,744	$(18,970)	$(72,004)	$745,962
Net income	—	—	—	18,955	—	—	18,955
Other comprehensive income, net of income tax	—	—	—	—	—	5,041	5,041
ESOP shares committed to be released (100 shares)	—	—	(304)	—	973	—	669
Issuance of stock under stock benefit plans	238	2	(2)	—	—	—	—
Stock-based compensation expense	—	—	1,134	—	—	—	1,134
Cancellation of shares issued for restricted stock awards	(76)	—	(415)	—	—	—	(415)
Cash dividends declared ($0.22 per common share)	—	—	—	(13,950)	—	—	(13,950)
Balance - December 31, 2025	64,739	$648	$494,959	$346,749	$(17,997)	$(66,963)	$757,396

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Unaudited)

	Six Months Ended December 31,
	2025	2024
Cash Flows from Operating Activities:
Net income	$18,955	$12,658
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	2,056	2,227
Net accretion of yield adjustments	(429)	(878)
Deferred income taxes	1,554	758
Amortization of intangible assets	237	252
Net change in benefit plan accrued expense	(71)	87
Provision for credit losses	485	215
Loans originated for sale	(62,171)	(63,999)
Proceeds from sale of mortgage loans held-for-sale	59,739	64,844
Gain on sale of mortgage loans held-for-sale, net	(423)	(504)
Realized (gain) loss on disposition of premises and equipment	(733)	37
Increase in cash surrender value of bank owned life insurance	(5,399)	(5,186)
ESOP and stock-based compensation expense	1,803	1,736
Decrease in interest receivable	678	1,749
Decrease (increase) in other assets	4,995	(6,875)
Decrease in interest payable	(1,473)	(3,098)
Decrease in other liabilities	(3,988)	(4,140)
Net Cash Provided by (Used in) Operating Activities	15,815	(117)

Cash Flows from Investing Activities:
Purchases of:
Investment securities available for sale	(188,073)	(58,852)
Investment securities held to maturity	(180)	(240)
Proceeds from:
Repayments/calls/maturities of investment securities available for sale	216,785	118,215
Repayments/calls/maturities of investment securities held to maturity	7,535	8,646
Purchase of loans	(31,614)	—
Net decrease (increase) in loans receivable	91,610	(52,129)
Purchase of interest rate contracts	(1,274)	(1,272)
Additions to premises and equipment	(734)	(2,452)
Proceeds from death benefit of bank owned life insurance	935	1,721
Proceeds from cash settlement of premises and equipment	2,629	1
Purchase of FHLB stock	(14,394)	(30,155)
Redemption of FHLB stock	21,443	46,012
Net Cash Provided by Investing Activities	104,668	29,495
See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands, Unaudited)

	Six Months Ended December 31,
	2025	2024

Cash Flows from Financing Activities:
Net increase in deposits	36,335	512,948
Repayment of term FHLB advances	(2,006,500)	(2,361,000)
Proceeds from term FHLB advances and other borrowings	1,700,000	1,955,000
Net increase (decrease) in other short-term borrowings	145,000	(45,000)
Net (decrease) increase in advance payments by borrowers for taxes	(843)	577
Cancellation of shares repurchased on vesting to pay taxes	(415)	(349)
Dividends paid	(13,989)	(13,864)
Net Cash (Used in) Provided by Financing Activities	(140,412)	48,312
Net (Decrease) Increase in Cash and Cash Equivalents	(19,929)	77,690
Cash and Cash Equivalents - Beginning	167,269	63,864
Cash and Cash Equivalents - Ending	$147,340	$141,554

Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Income taxes, net of refunds	$3,211	$1,493
Interest	$88,960	$102,777

Non-cash investing and financing activities:
Transfer of premises to held-for-sale	$283	$—
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
Basis of Presentation
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include the information or footnotes necessary for a complete presentation of financial condition, income, comprehensive income, changes in stockholders’ equity and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the unaudited consolidated financial statements have been included. The results of operations for the six months ended December 31, 2025 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.
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
2.    SUBSEQUENT EVENTS
The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of December 31, 2025, for items that should potentially be recognized or disclosed in these consolidated financial statements (unaudited). The evaluation was conducted through the date this document was filed.
On January 21, 2026, the Company declared a quarterly cash dividend of $0.11 per share, payable on February 18, 2026 to stockholders of record as of February 4, 2026.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU clarifies the threshold entities apply to begin capitalizing costs and removes all references to project stages in ASC Subtopic 350-40. ASU No. 2025-06 is effective for all entities for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual reporting period.
4.    SECURITIES
The following tables present the amortized cost, gross unrealized gains and losses and estimated fair values for available for sale securities and the amortized cost, gross unrecognized gains and losses and estimated fair values for held to maturity securities as of the dates indicated:

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Available for sale:
Debt securities:
Asset-backed securities	$57,334	$14	$249	$—	$57,099
Collateralized loan obligations	236,214	493	264	—	236,443
Corporate bonds	155,542	837	6,726	—	149,653
Total debt securities	449,090	1,344	7,239	—	443,195

Mortgage-backed securities:
Collateralized mortgage obligations (1)	25,098	6	—	—	25,104
Residential pass-through securities (1)	471,751	977	72,499	—	400,229
Commercial pass-through securities (1)	150,620	576	19,327	—	131,869
Total mortgage-backed securities	647,469	1,559	91,826	—	557,202

Total securities available for sale	$1,096,559	$2,903	$99,065	$—	$1,000,397
___________________________
(1)Government-sponsored enterprises.

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Available for sale:
Debt securities:
Asset-backed securities	$60,255	$59	$816	$—	$59,498
Collateralized loan obligations	322,407	956	118	—	323,245
Corporate bonds	149,550	235	9,668	—	140,117
Total debt securities	532,212	1,250	10,602	—	522,860

Mortgage-backed securities:
Residential pass-through securities (1)	440,168	329	83,178	—	357,319
Commercial pass-through securities (1)	152,731	436	20,377	—	132,790
Total mortgage-backed securities	592,899	765	103,555	—	490,109

Total securities available for sale	$1,125,111	$2,015	$114,157	$—	$1,012,969
___________________________
(1)Government-sponsored enterprises.

	December 31, 2025
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Held to maturity:
Debt securities:
Obligations of state and political subdivisions	$5,671	$2	$34	$—	$5,639
Total debt securities	5,671	2	34	—	5,639

Mortgage-backed securities:
Residential pass-through securities (1)	94,964	432	10,252	—	85,144
Commercial pass-through securities (1)	12,165	—	1,324	—	10,841
Total mortgage-backed securities	107,129	432	11,576	—	95,985

Total securities held to maturity	$112,800	$434	$11,610	$—	$101,624
___________________________
(1)Government-sponsored enterprises.

	June 30, 2025
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Held to maturity:
Debt securities:
Obligations of state and political subdivisions	$7,553	$1	$74	$—	$7,480
Total debt securities	7,553	1	74	—	7,480

Mortgage-backed securities:
Residential pass-through securities (1)	100,482	102	12,024	—	88,560
Commercial pass-through securities (1)	12,182	—	1,510	—	10,672
Total mortgage-backed securities	112,664	102	13,534	—	99,232

Total securities held to maturity	$120,217	$103	$13,608	$—	$106,712
___________________________
(1)Government-sponsored enterprises.

Excluding the balances of mortgage-backed securities, the following tables present the amortized cost and estimated fair values of debt securities available for sale and held to maturity, by contractual maturity, at December 31, 2025:

	December 31, 2025
	Amortized Cost	Fair Value
	(In Thousands)
Available for sale debt securities:
Due in one year or less	$—	$—
Due after one year through five years	33,525	32,714
Due after five years through ten years	246,096	241,436
Due after ten years	169,469	169,045
Total	$449,090	$443,195

	December 31, 2025
	Amortized Cost	Fair Value
	(In Thousands)
Held to maturity debt securities:
Due in one year or less	$3,022	$3,011
Due after one year through five years	2,649	2,628
Due after five years through ten years	—	—
Due after ten years	—	—
Total	$5,671	$5,639

The carrying value of securities pledged were as follows as of the dates presented below:

	December 31, 2025	June 30, 2025
	(In Thousands)
Securities pledged:
Pledged to secure public funds on deposit	$146,784	$475,234
Pledged for potential borrowings at the Federal Reserve Bank of New York	—	66,811
Total carrying value of securities pledged	$146,784	$542,045
The following tables present the gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that securities have been in a continuous unrealized loss position within the available for sale portfolio at December 31, 2025 and June 30, 2025:

	December 31, 2025
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale:
Asset-backed securities	$11,085	$48	$35,275	$201	6	$46,360	$249
Collateralized loan obligations	112,609	227	14,962	37	12	127,571	264
Corporate bonds	9,872	153	97,444	6,573	21	107,316	6,726
Commercial pass-through securities	—	—	108,992	19,327	7	108,992	19,327
Residential pass-through securities	131	—	309,912	72,499	91	310,043	72,499
Total	$133,697	$428	$566,585	$98,637	137	$700,282	$99,065

	June 30, 2025
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale:
Asset-backed securities	$29,860	$493	$18,526	$323	7	$48,386	$816
Collateralized loan obligations	105,251	82	14,964	36	8	120,215	118
Corporate bonds	1,987	38	112,395	9,630	22	114,382	9,668
Commercial pass-through securities	—	—	109,817	20,377	7	109,817	20,377
Residential pass-through securities	21,942	109	314,871	83,069	99	336,813	83,178
Total	$159,040	$722	$570,573	$113,435	143	$729,613	$114,157
Available for sale securities are evaluated to determine if a decline in fair value below the amortized cost basis has resulted from a credit loss or from other factors. An impairment related to credit factors would be recorded through an allowance for credit losses. The allowance is limited to the amount by which the security’s amortized cost basis exceeds the fair value. An impairment that has not been recorded through an allowance for credit losses shall be recorded through other comprehensive income, net of applicable taxes. Investment securities will be written down to fair value through the Consolidated Statement of Income if management intends to sell, or may be required to sell, the securities before they recover in value. The issuers of these securities continue to make timely principal and interest payments and none of these securities were past due or were placed in nonaccrual status at December 31, 2025. The Company also monitors the credit quality of the issuers through credit ratings from various rating agencies. Credit ratings express opinions about the credit quality of a security and are utilized by the Company to make informed decisions. Management believes that the unrealized losses on these securities are a function of changes in market interest rates and credit spreads, not changes in credit quality. No allowance for credit losses was recorded at December 31, 2025 on available for sale securities.
At December 31, 2025, the held to maturity securities portfolio consisted of agency mortgage-backed securities and obligations of state and political subdivisions. The mortgage-backed securities are issued by U.S. government agencies and are implicitly guaranteed by the U.S. government. The obligations of state and political subdivisions in the portfolio are highly rated by major rating agencies and have a long history of no credit losses. The Company regularly monitors the obligations of state and political subdivisions sector of the market and reviews collectability including such factors as the financial condition of the issuers as well as credit ratings in effect as of the reporting period. No allowance for credit losses was recorded at December 31, 2025 on held to maturity securities.
As of December 31, 2025 and June 30, 2025, there were no holdings of debt securities of any one issuer, other than U.S. government sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.

5.    LOANS RECEIVABLE
The following table sets forth the composition of the Company’s loan portfolio at December 31, 2025 and June 30, 2025:

	December 31, 2025	June 30, 2025
	(In Thousands)
Commercial loans:
Multi-family mortgage	$2,619,124	$2,709,654
Nonresidential mortgage	990,178	986,556
Commercial business	169,884	138,755
Construction	181,766	177,713
Total commercial loans	3,960,952	4,012,678

One- to four-family residential mortgage	1,730,543	1,748,591

Consumer loans:
Home equity loans	59,046	50,737
Other consumer	2,523	2,533
Total consumer loans	61,569	53,270

Total loans	5,753,064	5,814,539

Unaccreted yield adjustments (1)	329	(1,602)

Total loans receivable, net of yield adjustments	$5,753,393	$5,812,937
___________________________
(1)At December 31, 2025 and June 30, 2025, included a fair value adjustment to the carrying amount of hedged one- to four-family residential mortgage loans.
Past Due Loans
Past due status is based on the contractual payment terms of the loans. The following tables present the payment status of past due loans as of December 31, 2025 and June 30, 2025, by loan segment:

	Payment Status December 31, 2025
	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(In Thousands)
Multi-family mortgage	$9,540	$1,159	$32,565	$43,264	$2,575,860	$2,619,124
Nonresidential mortgage	1,743	—	4,927	6,670	983,508	990,178
Commercial business	204	43	395	642	169,242	169,884
Construction	—	—	2,755	2,755	179,011	181,766
One- to four-family residential mortgage	3,456	1,388	2,573	7,417	1,723,126	1,730,543
Home equity loans	34	114	265	413	58,633	59,046
Other consumer	—	—	—	—	2,523	2,523
Total loans	$14,977	$2,704	$43,480	$61,161	$5,691,903	$5,753,064

	Payment Status June 30, 2025
	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(In Thousands)
Multi-family mortgage	$—	$5,270	$22,218	$27,488	$2,682,166	$2,709,654
Nonresidential mortgage	926	—	4,937	5,863	980,693	986,556
Commercial business	—	400	1,301	1,701	137,054	138,755
Construction	—	—	—	—	177,713	177,713
One- to four-family residential mortgage	1,350	2,890	3,643	7,883	1,740,708	1,748,591
Home equity loans	176	96	204	476	50,261	50,737
Other consumer	—	—	—	—	2,533	2,533
Total loans	$2,452	$8,656	$32,303	$43,411	$5,771,128	$5,814,539

Nonperforming Loans
Loans are generally placed on nonaccrual status when contractual payments become 90 or more days past due or when the Company does not expect to receive all principal and interest payments owed substantially in accordance with the terms of the loan agreement, regardless of past due status. Loans that become 90 days or more past due, but are well secured and in the process of collection, may remain on accrual status. Nonaccrual loans are generally returned to accrual status when all payments due are brought current and the Company expects to receive all remaining principal and interest payments owed substantially in accordance with the terms of the loan agreement. Payments received in cash on nonaccrual loans, including both the principal and interest portions of those payments, are generally applied to reduce the carrying value of the loan. The Company did not recognize interest income on non-accrual loans during the six months ended December 31, 2025 and 2024.
The following tables present information relating to the Company’s nonperforming loans as of December 31, 2025 and June 30, 2025:

	Performance Status December 31, 2025
	90 Days and Over Past Due Accruing	Nonaccrual Loans with Allowance for Credit Losses	Nonaccrual Loans with no Allowance for Credit Losses	Total Nonperforming	Performing	Total
	(In Thousands)
Multi-family mortgage	$—	$17,753	$19,283	$37,036	$2,582,088	$2,619,124
Nonresidential mortgage	—	—	5,705	5,705	984,473	990,178
Commercial business	—	384	342	726	169,158	169,884
Construction	—	2,755	—	2,755	179,011	181,766
One- to four-family residential mortgage	—	1,113	3,706	4,819	1,725,724	1,730,543
Home equity loans	—	66	199	265	58,781	59,046
Other consumer	—	—	—	—	2,523	2,523
Total loans	$—	$22,071	$29,235	$51,306	$5,701,758	$5,753,064

	Performance Status June 30, 2025
	90 Days and Over Past Due Accruing	Nonaccrual Loans with Allowance for Credit Losses	Nonaccrual Loans with no Allowance for Credit Losses	Total Nonperforming	Performing	Total
	(In Thousands)
Multi-family mortgage	$—	$15,867	$14,990	$30,857	$2,678,797	$2,709,654
Nonresidential mortgage	—	—	5,763	5,763	980,793	986,556
Commercial business	—	1,930	293	2,223	136,532	138,755
Construction	—	—	—	—	177,713	177,713
One- to four-family residential mortgage	—	2,862	3,688	6,550	1,742,041	1,748,591
Home equity loans	—	188	16	204	50,533	50,737
Other consumer	—	—	—	—	2,533	2,533
Total loans	$—	$20,847	$24,750	$45,597	$5,768,942	$5,814,539
Loan Modifications Made to Borrowers Experiencing Financial Difficulty

The following table presents the amortized cost basis at December 31, 2025 and December 31, 2024 of loan modifications made to borrowers experiencing financial difficulty that were restructured during the three and six months ended December 31, 2025 and 2024, by type of modification:

	Three Months Ended December 31, 2025
	Payment Delay	Term Extension	Payment Delay and Interest Rate Reductions	Total	Percent of Total Class
	(Dollars In Thousands)
Multi-family mortgage	$2,421	$—	$—	$2,421	0.09%
Commercial business	730	—	—	730	0.43%
Total	$3,151	$—	$—	$3,151

	Six Months Ended December 31, 2025
	Payment Delay	Term Extension	Payment Delay and Interest Rate Reductions	Total	Percent of Total Class
	(Dollars In Thousands)
Multi-family mortgage	$2,421	$—	$—	$2,421	0.09%
Commercial business	730	—	—	730	0.43%
Total	$3,151	$—	$—	$3,151

	Three Months Ended December 31, 2024
	Payment Delay	Term Extension	Payment Delay, Term Extension, and Interest Rate Reductions	Total	Percent of Total Class
	(Dollars In Thousands)
Multi-family mortgage	$15,480	$—	$—	$15,480	0.57%
Total	$15,480	$—	$—	$15,480

	Six Months Ended December 31, 2024
	Payment Delay	Term Extension	Payment Delay, Term Extension and Interest Rate Reductions	Total	Percent of Total Class
	(Dollars In Thousands)
Multi-family mortgage	$24,262	$—	$2,666	$26,928	0.99%
Nonresidential mortgage	178	—	—	178	0.02%
Total	$24,440	$—	$2,666	$27,106

No modifications involved forgiveness of principal for the three and six months ended December 31, 2025 and December 31, 2024, respectively. At December 31, 2025 and December 31, 2024, there were no commitments to lend additional funds to borrowers experiencing financial difficulty whose terms have been restructured.

Of the loans restructured during the three and six months ended December 31, 2025 and December 31, 2024, there were no subsequent defaults as of December 31, 2025. For restructured loans, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due or classified into non-accrual status during the reporting period.

The following table presents the performance status of the loans that were modified in the last twelve months to borrowers experiencing financial difficulties:

	December 31, 2025
	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Non-Accrual
	(Dollars In Thousands)
Multi-family mortgage	$7,051	$—	$—	$—	$3,312
Commercial business	730	43	—	43	43
Total	$7,781	$43	$—	$43	$3,355

	June 30, 2025
	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Non-Accrual
	(Dollars In Thousands)
Multi-family mortgage	$22,571	$2,582	$8,564	$11,146	$14,515
Nonresidential mortgage	169	—	—	—	169
Commercial business	44	—	—	—	44
Total	$22,784	$2,582	$8,564	$11,146	$14,728
Individually Analyzed Loans
Individually analyzed loans include loans which do not share similar risk characteristics with other loans. Loans previously modified as TDRs and loan modifications made to borrowers experiencing financial difficulty are generally evaluated for individual impairment. However, after a period of sustained repayment performance which permits the credit to be returned to accrual status, the loans are generally removed from individual impairment analysis and returned to its corresponding pool. As of December 31, 2025, the carrying value of individually analyzed loans, including loans acquired with deteriorated credit quality that were individually analyzed, totaled $51.3 million, of which $40.8 million were considered collateral dependent.
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
The following table presents the carrying value and related allowance of collateral dependent individually analyzed loans at the dates indicated:

	December 31, 2025		June 30, 2025
	Carrying Value	Related Allowance	Carrying Value	Related Allowance
	(In Thousands)
Commercial loans:
Multi-family mortgage	$35,148	$821	$30,808	$1,377
Nonresidential mortgage (1)	4,697	—	4,697	—
Commercial business (2)	53	—	—	—
Total commercial loans	39,898	821	35,505	1,377

One- to four-family residential mortgage (2)	890	—	2,264	—

Consumer loans:
Home equity loans (2)	15	—	16	—

Total	$40,803	$821	$37,785	$1,377
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
Loss – Loans which are considered uncollectible or of so little value that their continuance as assets is not warranted.
The following table presents the risk category of loans and current period gross charge-offs as of December 31, 2025 by loan segment and vintage year:

	Term Loans by Origination Year for Fiscal Years ended June 30,
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
	(In Thousands)
Multi-family mortgage:
Pass	$9,992	$144,013	$26,298	$585,084	$887,158	$895,610	$—	$2,548,155
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	1,523	69,446	—	70,969
Doubtful	—	—	—	—	—	—	—	—
Total multi-family mortgage	9,992	144,013	26,298	585,084	888,681	965,056	—	2,619,124
Multi-family current period gross charge-offs	—	—	—	—	—	655	—	655
Nonresidential mortgage:
Pass	43,317	131,206	80,666	97,550	187,733	431,420	—	971,892
Special Mention	—	—	—	—	—	6,560	—	6,560
Substandard	—	—	—	—	—	11,726	—	11,726
Doubtful	—	—	—	—	—	—	—	—
Total nonresidential mortgage	43,317	131,206	80,666	97,550	187,733	449,706	—	990,178
Nonresidential current period gross charge-offs	—	—	—	—	—	5	—	5
Commercial business:
Pass	41,895	16,209	7,686	5,067	21,982	18,700	56,428	167,967
Special Mention	—	—	730	—	229	112	—	1,071
Substandard	—	84	—	—	—	762	—	846
Doubtful	—	—	—	—	—	—	—	—
Total commercial business	41,895	16,293	8,416	5,067	22,211	19,574	56,428	169,884
Commercial current period gross charge-offs	—	—	400	—	—	636	—	1,036
Construction loans:
Pass	14,116	66,057	89,357	—	979	2,767	5,735	179,011
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,755	—	2,755
Doubtful	—	—	—	—	—	—	—	—
Total construction loans	14,116	66,057	89,357	—	979	5,522	5,735	181,766
Construction current period gross charge-offs	—	—	—	—	—	—	—	—
Residential mortgage:
Pass	63,558	132,823	145,286	169,801	403,139	805,049	—	1,719,656
Special Mention	—	—	—	—	—	299	—	299
Substandard	—	—	977	1,421	514	7,676	—	10,588
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage	63,558	132,823	146,263	171,222	403,653	813,024	—	1,730,543
Residential current period gross charge-offs	—	—	—	—	—	47	—	47
Home equity loans:
Pass	—	446	1,419	4,327	1,496	7,048	43,737	58,473
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	190	—	83	141	159	573
Doubtful	—	—	—	—	—	—	—	—
Total home equity loans	—	446	1,609	4,327	1,579	7,189	43,896	59,046
Home equity current period gross charge-offs	—	—	—	—	—	11	—	11
Other consumer loans
Pass	366	343	283	186	77	1,155	28	2,438
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	2	83	85
Other consumer loans	366	343	283	186	77	1,157	111	2,523
Other consumer current period gross charge-offs	—	—	—	—	—	—	—	—
Total loans	$173,244	$491,181	$352,892	$863,436	$1,504,913	$2,261,228	$106,170	$5,753,064
Total current period gross charge-offs	$—	$—	$400	$—	$—	$1,354	$—	$1,754

The following table presents the risk category of loans and gross charge-offs as of June 30, 2025 by loan segment and vintage year:

	Term Loans by Origination Year for Fiscal Years ended June 30,
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
	(In Thousands)
Multi-family mortgage:
Pass	$146,525	$26,430	$591,647	$939,414	$219,907	$720,674	$—	$2,644,597
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	11,830	53,227	—	65,057
Doubtful	—	—	—	—	—	—	—	—
Total multi-family mortgage	146,525	26,430	591,647	939,414	231,737	773,901	—	2,709,654
Multi-family current period gross charge-offs	—	—	—	—	—	—	—	—
Nonresidential mortgage:
Pass	132,407	81,426	102,965	190,781	107,519	352,364	49	967,511
Special Mention	—	—	—	—	945	6,187	—	7,132
Substandard	—	—	—	—	851	11,062	—	11,913
Doubtful	—	—	—	—	—	—	—	—
Total nonresidential mortgage	132,407	81,426	102,965	190,781	109,315	369,613	49	986,556
Nonresidential current period gross charge-offs	—	—	—	—	—	830	—	830
Commercial business:
Pass	23,729	9,355	5,718	20,915	14,264	7,608	53,647	135,236
Special Mention	—	—	—	1,043	125	—	—	1,168
Substandard	87	400	—	—	—	1,735	129	2,351
Doubtful	—	—	—	—	—	—	—	—
Total commercial business	23,816	9,755	5,718	21,958	14,389	9,343	53,776	138,755
Commercial current period gross charge-offs	—	—	—	—	—	295	—	295
Construction loans:
Pass	41,990	85,712	—	979	8,991	3,362	5,735	146,769
Special Mention	—	—	—	—	5,950	—	—	5,950
Substandard	—	4,500	—	—	20,494	—	—	24,994
Doubtful	—	—	—	—	—	—	—	—
Total construction loans	41,990	90,212	—	979	35,435	3,362	5,735	177,713
Construction current period gross charge-offs	—	—	—	—	—	—	—	—
Residential mortgage:
Pass	138,854	160,333	174,947	410,255	432,804	417,105	5	1,734,303
Special Mention	—	—	—	—	—	687	—	687
Substandard	—	299	1,459	773	799	10,271	—	13,601
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage	138,854	160,632	176,406	411,028	433,603	428,063	5	1,748,591
Residential current period gross charge-offs	—	—	—	—	—	2	—	2
Home equity loans:
Pass	800	1,690	4,606	1,648	302	7,612	33,553	50,211
Special Mention	—	—	—	—	—	—	96	96
Substandard	—	96	—	83	—	180	71	430
Doubtful	—	—	—	—	—	—	—	—
Total home equity loans	800	1,786	4,606	1,731	302	7,792	33,720	50,737
Home equity current period gross charge-offs	—	—	—	—	—	2	—	2
Other consumer loans
Pass	605	343	189	86	236	976	26	2,461
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	72	72
Other consumer loans	605	343	189	86	236	976	98	2,533
Other consumer current period gross charge-offs	—	—	—	—	—	7	—	7
Total loans	$484,997	$370,584	$881,531	$1,565,977	$825,017	$1,593,050	$93,383	$5,814,539
Total current period gross charge-offs	$—	$—	$—	$—	$—	$1,136	$—	$1,136

Mortgage Loans in Foreclosure
The Company may obtain physical possession of one- to four-family real estate collateralizing a residential mortgage loan or nonresidential real estate collateralizing a nonresidential mortgage loan via foreclosure or through an in-substance repossession. As of December 31, 2025, the Company held no residential or nonresidential property in other real estate owned that was acquired through foreclosure on a mortgage loan. As of that same date, the Company held four residential mortgage loans with an aggregate carrying value of $690,600 and ten commercial mortgage loans with aggregate carrying values totaling $30.1 million which were in the process of foreclosure. As of June 30, 2025, the Company held no residential or nonresidential property in other real estate owned that was acquired through foreclosure on a mortgage loan. As of that same date, the Company held three residential mortgage loans with aggregate carrying values totaling $2.2 million and six commercial mortgage loans with aggregate carrying values totaling $23.7 million which were in the process of foreclosure.
6.    ALLOWANCE FOR CREDIT LOSSES
Allowance for Credit Losses on Loans Receivable
The following tables present the balance of the allowance for credit losses at December 31, 2025 and June 30, 2025. The balance of the allowance for credit losses is based on an expected loss methodology, referred to as the “CECL” methodology. The tables identify the valuation allowances attributable to specifically identified impairments on individually analyzed loans, including those acquired with deteriorated credit quality, as well as valuation allowances for impairments on loans collectively evaluated. The tables include the underlying balance of loans receivable applicable to each category as of those dates.

	Allowance for Credit Losses December 31, 2025
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total allowance for credit losses
	(In Thousands)
Multi-family mortgage	$—	$—	$830	$23,341	$24,171
Nonresidential mortgage	—	16	—	7,855	7,871
Commercial business	—	9	24	1,951	1,984
Construction	—	—	21	1,263	1,284
One- to four-family residential mortgage	1	80	5	8,989	9,075
Home equity loans	—	—	4	462	466
Other consumer	—	—	—	107	107
Total loans	$1	$105	$884	$43,968	$44,958

	Balance of Loans Receivable December 31, 2025
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total loans
	(In Thousands)
Multi-family mortgage	$—	$—	$37,036	$2,582,088	$2,619,124
Nonresidential mortgage	230	1,018	5,475	983,455	990,178
Commercial business	—	711	726	168,447	169,884
Construction	—	5,735	2,755	173,276	181,766
One- to four-family residential mortgage	563	3,462	4,256	1,722,262	1,730,543
Home equity loans	9	—	256	58,781	59,046
Other consumer	—	—	—	2,523	2,523
Total loans	$802	$10,926	$50,504	$5,690,832	$5,753,064
Unaccreted yield adjustments					329
Loans receivable, net of yield adjustments					$5,753,393

	Allowance for Credit Losses June 30, 2025
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total allowance for credit losses
	(In Thousands)
Multi-family mortgage	$—	$—	$1,377	$23,529	$24,906
Nonresidential mortgage	—	20	—	6,918	6,938
Commercial business	—	23	971	1,434	2,428
Construction	—	—	—	1,155	1,155
One- to four-family residential mortgage	34	87	60	9,999	10,180
Home equity loans	11	—	32	447	490
Other consumer	—	—	—	94	94
Total loans	$45	$130	$2,440	$43,576	$46,191

	Balance of Loans Receivable June 30, 2025
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total loans
	(In Thousands)
Multi-family mortgage	$—	$—	$30,857	$2,678,797	$2,709,654
Nonresidential mortgage	240	1,405	5,523	979,388	986,556
Commercial business	—	1,093	2,223	135,439	138,755
Construction	—	5,735	—	171,978	177,713
One- to four-family residential mortgage	614	3,551	5,936	1,738,490	1,748,591
Home equity loans	21	—	183	50,533	50,737
Other consumer	—	—	—	2,533	2,533
Total loans	$875	$11,784	$44,722	$5,757,158	$5,814,539
Unaccreted yield adjustments					(1,602)
Loans receivable, net of yield adjustments					$5,812,937
The following tables present the activity in the allowance for credit losses on loans for the three and six months ended December 31, 2025 and 2024.

	Changes in the Allowance for Credit Losses Three Months Ended December 31, 2025
	Balance at September 30, 2025	Charge-offs	Recoveries	Provision for (reversal of) credit losses	Balance at December 31, 2025
	(In Thousands)
Multi-family mortgage	$24,644	$(269)	$—	$(204)	$24,171
Nonresidential mortgage	7,690	—	—	181	7,871
Commercial business	1,718	(400)	3	663	1,984
Construction	1,339	—	—	(55)	1,284
One- to four-family residential mortgage	9,148	(2)	—	(71)	9,075
Home equity loans	419	(1)	—	48	466
Other consumer	102	—	—	5	107
Total loans	$45,060	$(672)	$3	$567	$44,958

	Changes in the Allowance for Credit Losses Six Months Ended December 31, 2025
	Balance at June 30, 2025	Charge-offs	Recoveries	Provision for (reversal of) credit losses	Balance at December 31, 2025
	(In Thousands)
Multi-family mortgage	$24,906	$(655)	$—	$(80)	$24,171
Nonresidential mortgage	6,938	(5)	—	938	7,871
Commercial business	2,428	(1,036)	36	556	1,984
Construction	1,155	—	—	129	1,284
One- to four-family residential mortgage	10,180	(47)	—	(1,058)	9,075
Home equity loans	490	(11)	—	(13)	466
Other consumer	94	—	—	13	107
Total loans	$46,191	$(1,754)	$36	$485	$44,958

	Changes in the Allowance for Credit Losses Three Months Ended December 31, 2024
	Balance at September 30, 2024	Charge-offs	Recoveries	Provision for (reversal of) credit losses	Balance at December 31, 2024
	(In Thousands)
Multi-family mortgage	$24,368	$—	$—	$512	$24,880
Nonresidential mortgage	6,913	(498)	—	64	6,479
Commercial business	1,705	(75)	5	(72)	1,563
Construction	1,503	—	—	(346)	1,157
One- to four-family residential mortgage	9,985	—	2	(132)	9,855
Home equity loans	357	(2)	—	66	421
Other consumer	92	(5)	—	15	102
Total loans	$44,923	$(580)	$7	$107	$44,457

	Changes in the Allowance for Credit Losses Six Months Ended December 31, 2024
	Balance at June 30, 2024	Charge-offs	Recoveries	Provision for (reversal of) credit losses	Balance at December 31, 2024
	(In Thousands)
Multi-family mortgage	$24,125	$—	$—	$755	$24,880
Nonresidential mortgage	6,125	(498)	—	852	6,479
Commercial business	1,573	(202)	10	182	1,563
Construction	1,230	—	—	(73)	1,157
One- to four-family residential mortgage	11,461	(2)	2	(1,606)	9,855
Home equity loans	349	(2)	—	74	421
Other consumer	76	(5)	—	31	102
Total loans	$44,939	$(709)	$12	$215	$44,457
The allowance for credit losses on loans decreased from $46.2 million at June 30, 2025 to $45.0 million as of December 31, 2025. The decrease was primarily due to a decrease in individually analyzed reserves on commercial and multi-family mortgage loans, resulting from net charge-offs, and a decrease in the balance of loans receivable, partially offset by quantitative risk factor adjustments. This decrease in allowance for credit losses also reflected largely offsetting impacts from qualitative risk factor adjustments across the different loan segments.

Allowance for Credit Losses on Off Balance Sheet Commitments
The following table presents the activity in the allowance for credit losses on off balance sheet commitments recorded in other non-interest expense for the three and six months ended December 31, 2025 and 2024:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
	(In Thousands)
Balance at beginning of the period	$1,250	$1,069	$1,129	$796
Provision for (reversal of) credit losses	90	(116)	211	157
Balance at end of the period	$1,340	$953	$1,340	$953
7.    DEPOSITS
Deposits at December 31, 2025 and June 30, 2025 are summarized as follows:

	December 31, 2025	June 30, 2025
	(In Thousands)
Non-interest-bearing demand	$627,180	$582,045
Interest-bearing demand	2,376,825	2,362,222
Savings	769,742	754,376
Certificates of deposits	1,937,803	1,976,574
Total deposits	$5,711,550	$5,675,217
Certificates of deposits with balances of $250,000 or more at December 31, 2025 and June 30, 2025, totaled approximately $997.3 million and $1.0 billion, respectively. The Bank’s deposits are insurable to applicable limits by the FDIC.
Deposit balances at December 31, 2025 reflect a migration of $69.8 million from a consumer interest bearing product to a non-interest bearing product as part of the Company’s repricing strategy.
8.    BORROWINGS
Borrowings at December 31, 2025 and June 30, 2025 consisted of the following:

	December 31, 2025	June 30, 2025
	(In Thousands)
FHLB advances	$800,000	$1,106,491
Total fixed-rate advances	800,000	1,106,491
Overnight borrowings (1)	295,000	150,000
Total borrowings	$1,095,000	$1,256,491
___________________________
(1)At December 31, 2025 and June 30, 2025 there were FHLB overnight line of credit borrowings of $295.0 million and $150.0 million, respectively.

Fixed rate advances from the FHLB of New York mature as follows:

	December 31, 2025		June 30, 2025
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars in Thousands)
By remaining period to maturity:
Less than one year	$600,000	3.94%	$906,500	4.44%
One to two years	—	—	—	—
Two to three years	200,000	3.98%	200,000	3.98%
Three to four years	—	—	—	—
Four to five years	—	—	—	—
Greater than five years	—	—	—	—
Total advances	800,000	3.95%	1,106,500	4.36%
Unamortized fair value adjustments	—		(9)
Total advances, net of fair value adjustments	$800,000		$1,106,491
At December 31, 2025, FHLB advances and overnight line of credit borrowings were collateralized by the FHLB capital stock owned by the Bank and mortgage loans with carrying values totaling approximately $3.13 billion. At June 30, 2025, FHLB advances and overnight line of credit borrowings were collateralized by the FHLB capital stock owned by the Bank and mortgage loans with carrying values totaling approximately $3.24 billion. At December 31, 2025, the Company maintained available secured borrowing capacity with the FHLB and the Federal Reserve Discount Window of $2.70 billion, which is secured by pledged collateral with a book value of $4.8 billion.
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
Fair Values of Derivative Instruments on the Statement of Financial Condition
The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Statements of Financial Condition as of December 31, 2025 and June 30, 2025:

	December 31, 2025
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$6,917	Other liabilities	$4,713
Total		$6,917		$4,713

	June 30, 2025
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$16,745	Other liabilities	$5,149
Total		$16,745		$5,149

Cash Flow Hedges of Interest Rate Risk
The Company uses derivatives to add stability to interest expense and interest income and to manage its exposure to interest rate movements. The Company has entered into interest rate swaps, interest rate caps and an interest rate floor as part of its interest rate risk management strategy. These interest rate products are designated as cash flow hedges. As of December 31, 2025, the Company had a total of 17 interest rate swaps, caps and collars with a total notional amount of $2.00 billion hedging specific wholesale funding and deposits, and two interest rate floors with a notional amount of $250.0 million hedging floating-rate available for sale securities.
For derivatives designated as cash flow hedges, the gain or loss on the derivative is recorded in other comprehensive income, net of tax, and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.
For cash flow hedges on the Company’s wholesale funding positions and deposits, amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s hedged variable rate wholesale funding positions. During the three and six months ended December 31, 2025, the Company reclassified a gain of $4.1 million and $9.5 million, respectively, as a reduction in interest expense. During the next twelve months, the Company estimates that $3.1 million will be reclassified as a reduction in interest expense.
For cash flow hedges on the Company’s assets, amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest income as interest payments are received on the Company’s hedged variable rate assets. During the three and six months ended December 31, 2025, the Company reclassified a gain of $45,000 and $115,000, respectively, to interest income. During the next twelve months, the Company estimates that $28,000 will be reclassified as an increase in interest income.
The table below presents the pre-tax effects of the Company’s derivative instruments designated as cash flow hedges on the Consolidated Statements of Income for the three and six months ended December 31, 2025 and 2024:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
	(In Thousands)
Amount of gain (loss) recognized in other comprehensive income	$657	$15,766	$760	$(1,772)
Amount of gain reclassified from accumulated other comprehensive income to interest expense	$4,103	$6,765	$9,480	$15,737
Amount of gain (loss) reclassified from accumulated other comprehensive income to interest income	$45	$(92)	$115	$(371)
Fair Value Hedges of Interest Rate Risk
The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. Such derivatives are used to hedge the changes in fair value of certain of its pools of fixed-rate assets. As of December 31, 2025, the Company had five interest rate swaps with a notional amount of $675.0 million hedging fixed-rate residential mortgage loans.
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivatives as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.
The table below presents the effects of the Company’s derivative instruments designated as fair value hedges on the Consolidated Statements of Income for the three and six months ended December 31, 2025 and December 31, 2024:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
	(In Thousands)
Gain (loss) on hedged items recorded in interest income on loans	$358	$(7,465)	$931	$6,190
Gain (loss) on hedges recorded in interest income on loans	$417	$9,059	$1,065	$(1,739)

As of December 31, 2025 and June 30, 2025, the following amounts were recorded on the Statement of Financial Condition related to cumulative basis adjustment for fair value hedges:

	December 31, 2025	June 30, 2025
	(In Thousands)
Loans receivable:
Carrying amount of the hedged assets(1)	$678,668	$777,737
Fair value hedging adjustment included in the carrying amount of the hedged assets	$3,668	$2,737
___________________________________
(1)This amount includes the amortized cost basis of the closed portfolios of loans receivable used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At December 31, 2025 and June 30, 2025, the amortized cost basis of the closed portfolios used in these hedging relationships was $1.12 billion and $1.24 billion, respectively.
Offsetting Derivatives
The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives in the Consolidated Statements of Financial Condition as of December 31, 2025 and June 30, 2025, respectively. The net amounts presented for derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Statements of Financial Condition.

	December 31, 2025
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
	(In Thousands)
Assets:
Interest rate contracts	$9,822	$(2,905)	$6,917	$—	$—	$6,917
Total	$9,822	$(2,905)	$6,917	$—	$—	$6,917

Liabilities:
Interest rate contracts	$7,618	$(2,905)	$4,713	$—	$(4,713)	$—
Total	$7,618	$(2,905)	$4,713	$—	$(4,713)	$—

	June 30, 2025
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
	(In Thousands)
Assets:
Interest rate contracts	$19,412	$(2,667)	$16,745	$—	$—	$16,745
Total	$19,412	$(2,667)	$16,745	$—	$—	$16,745

Liabilities:
Interest rate contracts	$7,816	$(2,667)	$5,149	$—	$(4,740)	$409
Total	$7,816	$(2,667)	$5,149	$—	$(4,740)	$409

Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations and could be required to terminate its derivative positions with the counterparty. The Company also has agreements with its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well-capitalized institution, then the Company could be required to terminate its derivative positions with the counterparty. As of December 31, 2025 and June 30, 2025, three of the Company’s derivatives was in a net liability position.
As required under the enforceable master netting arrangement with its derivatives counterparties, at December 31, 2025 and June 30, 2025, the Company was required to post financial collateral of $4.9 million and $4.7 million, respectively, which is included in cash and cash equivalents on the Consolidated Statements of Financial Condition.
In addition to the derivative instruments noted above, the Company’s pipeline of loans held for sale at December 31, 2025 and June 30, 2025, included $8.5 million and $11.1 million, respectively, of in process loans whose terms included interest rate locks to borrowers, which are considered free-standing derivative instruments whose fair values are not material to the Company’s financial condition or results of operations.
10.    BENEFIT PLANS
Components of Net Periodic Expense
The following table sets forth the aggregate net periodic benefit expense for the Bank’s Benefit Equalization Plan, Postretirement Welfare Plan, Directors’ Consultation and Retirement Plan, Atlas Bank Retirement Income Plan and Supplemental Executive Retirement Plan:

	Three Months Ended December 31,		Six Months Ended December 31,		Affected Line Item in the Consolidated Statements of Income
	2025	2024	2025	2024
	(In Thousands)
Service cost	$148	$18	$296	$36	Salaries and employee benefits
Interest cost	104	97	208	180	Other expense
Accretion of unrecognized gain	(35)	(27)	(71)	(53)	Other expense
Expected return on assets	(23)	(22)	(45)	(45)	Other expense
Net periodic benefit cost	$194	$66	$388	$118
2021 Equity Incentive Plan
During the six months ended December 31, 2025, the Company granted 484,802 restricted stock units (“RSUs”) comprised of 350,868 service-based RSUs and 133,934 performance-based RSUs. The service-based RSUs will vest in three tranches over a period of three years and the performance-based RSUs will cliff vest upon the achievement of performance measures over the three-year period ending June 30, 2028. The number of performance-based RSUs that will vest, if any, will depend on whether, and to what extent, the performance measures are achieved. Common stock will be issued from authorized shares upon the vesting of the RSUs.

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
Assets and Liabilities Measured on a Recurring Basis:
The following methods and significant assumptions were used to estimate the fair values as of December 31, 2025 and June 30, 2025:
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

Those assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Debt securities available for sale:
Asset-backed securities	$—	$57,099	$—	$57,099
Collateralized loan obligations	—	236,443	—	236,443
Corporate bonds	—	149,653	—	149,653
Total debt securities	—	443,195	—	443,195

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	—	25,104	—	25,104
Residential pass-through securities	—	400,229	—	400,229
Commercial pass-through securities	—	131,869	—	131,869
Total mortgage-backed securities	—	557,202	—	557,202
Total securities available for sale	$—	$1,000,397	$—	$1,000,397

Interest rate contracts	$—	$6,917	$—	$6,917

Total assets	$—	$1,007,314	$—	$1,007,314

Liabilities:
Interest rate contracts	$—	$4,713	$—	$4,713
Total liabilities	$—	$4,713	$—	$4,713

	June 30, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Debt securities available for sale:
Asset-backed securities	$—	$59,498	$—	$59,498
Collateralized loan obligations	—	323,245	—	323,245
Corporate bonds	—	140,117	—	140,117
Total debt securities	—	522,860	—	522,860

Mortgage-backed securities available for sale:
Residential pass-through securities	—	357,319	—	357,319
Commercial pass-through securities	—	132,790	—	132,790
Total mortgage-backed securities	—	490,109	—	490,109
Total securities available for sale	$—	$1,012,969	$—	$1,012,969

Interest rate contracts	$—	$16,745	$—	$16,745

Total assets	$—	$1,029,714	$—	$1,029,714
Assets Measured on a Non-Recurring Basis:
The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a non-recurring basis at December 31, 2025 and June 30, 2025:
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
Those assets measured at fair value on a non-recurring basis are summarized below:

	December 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Collateral dependent loans:
Residential mortgage	$—	$—	$172	$172
Multi-family mortgage	—	—	16,230	16,230
Nonresidential mortgage	—	—	4,697	4,697
Total	$—	$—	$21,099	$21,099

	June 30, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Collateral dependent loans:
Multi-family mortgage	$—	$—	$16,385	$16,385
Nonresidential mortgage	—	—	4,697	4,697
Total	$—	$—	$21,082	$21,082
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value:

	December 31, 2025
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(Dollars in Thousands)
Collateral dependent loans:
Residential mortgage	$172	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	6.84%	6.84%
Multi-family mortgage	16,230	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	6.00% - 23.00%	15.20%
Nonresidential mortgage	4,697	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	9.44%	9.44%
Total	$21,099

	June 30, 2025
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(Dollars in Thousands)
Collateral dependent loans:
Multi-family mortgage	$16,385	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	6.00% - 24.00%	15.08%
Nonresidential mortgage	4,697	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	9.44%	9.44%
Total	$21,082
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
At December 31, 2025, collateral dependent loans valued using Level 3 inputs comprised loans with principal balances totaling $21.9 million and a valuation allowance of $821,000 reflecting an aggregate fair value of $21.1 million. By comparison, at June 30, 2025, collateral dependent loans valued using Level 3 inputs comprised loans with principal balances totaling $22.5 million and a valuation allowance of $1.4 million reflecting an aggregate fair value of $21.1 million.
Once a loan is foreclosed, the fair value of the other real estate owned continues to be evaluated based upon the fair value of the repossessed real estate originally securing the loan. At December 31, 2025 and June 30, 2025, the Company had no other real estate owned assets, respectively.

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2025 and June 30, 2025:

	December 31, 2025
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$147,340	$147,340	$147,340	$—	$—
Investment securities available for sale	1,000,397	1,000,397	—	1,000,397	—
Investment securities held to maturity	112,800	101,624	—	101,624	—
Loans held-for-sale	8,786	8,894	—	8,894	—
Net loans receivable	5,708,435	5,351,800	—	—	5,351,800
FHLB Stock	57,212	—	—	—	—
Interest receivable	27,420	27,420	19	6,365	21,036
Interest rate contracts	6,917	6,917	—	6,917	—

Financial liabilities:
Deposits other than certificates of deposits	3,773,747	3,773,747	3,773,747	—	—
Certificates of deposits	1,937,803	1,933,887	—	—	1,933,887
Borrowings	1,095,000	1,096,713	—	—	1,096,713
Interest payable on deposits	4,235	4,235	953	—	3,282
Interest payable on borrowings	3,006	3,006	—	—	3,006
Interest rate contracts	4,713	4,713	—	4,713	—

	June 30, 2025
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$167,269	$167,269	$167,269	$—	$—
Investment securities available for sale	1,012,969	1,012,969	—	1,012,969	—
Investment securities held to maturity	120,217	106,712	—	106,712	—
Loans held-for-sale	5,931	6,069	—	6,069	—
Net loans receivable	5,766,746	5,309,760	—	—	5,309,760
FHLB Stock	64,261	—	—	—	—
Interest receivable	28,098	28,098	40	6,930	21,128
Interest rate contracts	16,745	16,745	—	16,745	—

Financial liabilities:
Deposits other than certificates of deposits	3,698,643	3,698,643	3,698,643	—	—
Certificates of deposits	1,976,574	1,970,863	—	—	1,970,863
Borrowings	1,256,491	1,257,269	—	—	1,257,269
Interest payable on deposits	5,259	5,259	1,710	—	3,549
Interest payable on borrowings	3,455	3,455	—	—	3,455
Interest rate contracts	5,149	5,149	—	5,149	—
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

12.    COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive loss included in stockholders’ equity at December 31, 2025 and June 30, 2025 are as follows:

	December 31, 2025	June 30, 2025
	(In Thousands)
Net unrealized loss on securities available for sale	$(96,162)	$(112,142)
Tax effect	27,917	32,542
Net of tax amount	(68,245)	(79,600)

Fair value adjustments on derivatives	935	9,770
Tax effect	(273)	(2,844)
Net of tax amount	662	6,926

Benefit plan adjustments	875	946
Tax effect	(255)	(276)
Net of tax amount	620	670

Total accumulated other comprehensive loss	$(66,963)	$(72,004)
Other comprehensive income (loss) and related tax effects for the three and six months ended December 31, 2025 and 2024 are presented in the following table:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
	(In Thousands)
Net unrealized holding gain (loss) on securities available for sale	$4,609	$(19,516)	$15,980	$4,373

Fair value adjustments on derivatives	(3,491)	9,093	(8,835)	(17,138)

Benefit plans:
Accretion of net actuarial gain (1)	(35)	(28)	(71)	(54)
Net actuarial gain	—	—	—	141
Net change in benefit plan accrued expense	(35)	(28)	(71)	87

Other comprehensive income (loss) before taxes	1,083	(10,451)	7,074	(12,678)
Tax effect	(309)	3,078	(2,033)	3,744
Total other comprehensive income (loss)	$774	$(7,373)	$5,041	$(8,934)
___________________________________
(1)Represents amounts reclassified out of accumulated other comprehensive loss and included in the computation of net periodic pension expense. See Note 10 - Benefit Plans for additional information.

13.    NET INCOME PER COMMON SHARE (“EPS”)
The following schedule shows the Company’s earnings per share calculations for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
	(In Thousands, Except Per Share Data)
Net income	$9,449	$6,566	$18,955	$12,658

Weighted average number of common shares outstanding - basic	62,858	62,498	62,799	62,443
Effect of dilutive securities	203	132	250	31
Weighted average number of common shares outstanding - diluted	63,061	62,630	63,049	62,474

Basic earnings per share	$0.15	$0.11	$0.30	$0.20
Diluted earnings per share	$0.15	$0.10	$0.30	$0.20
Stock options for 2,745,000 and 2,751,902 shares of common stock were not considered in computing diluted earnings per share for the three months ended December 31, 2025 and 2024, respectively, because they were considered anti-dilutive. In addition, 633,558 and 698,445 RSUs were not considered in computing diluted earnings per share for the three months ended December 31, 2025 and December 31, 2024, respectively, because they were considered anti-dilutive.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q may include certain forward-looking statements based on current management expectations. Such forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may”, “will”, “believe”, “expect”, “estimate”, “anticipate”, “continue”, or similar terms or variations on those terms, or the negative of those terms. The actual results of the Company could differ materially from those management expectations. This includes statements regarding general economic and geopolitical conditions, including potential recessionary conditions and the imposition of tariffs or other domestic or international governmental policies, legislative and regulatory changes, monetary and fiscal policies of the federal government, the effects of any federal government shutdown, changes in tax policies, rates and regulations of federal, state and local tax authorities and failure to integrate or profitably operate acquired businesses. Additional potential factors include changes in interest rates, the rate of inflation, deposit flows, cost of funds, demand for loan products and financial services, competition and changes in the quality or composition of loan and investment portfolios of the Company. Other factors that could cause future results to vary from current management expectations include changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025, under “Item 1A. Risk Factors.”
Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.
Critical Accounting Policies
Our accounting policies are integral to understanding the results reported. We consider accounting policies that require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. At December 31, 2025, there have been no material changes to our critical accounting policies as compared to the critical accounting policies disclosed in our most recent Annual Report on Form 10-K. Reference is made to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025.
Comparison of Financial Condition at December 31, 2025 and June 30, 2025
Executive Summary. Total assets decreased $119.6 million to $7.62 billion at December 31, 2025 from $7.74 billion at June 30, 2025. The decrease primarily reflected decreases in net loans receivable, cash and cash equivalents, investment securities and declines in the market values of interest rate derivatives.
Investment Securities. Investment securities available for sale decreased $12.6 million to $1.00 billion at December 31, 2025, from $1.01 billion at June 30, 2025. This decrease was driven by principal repayments of $216.8 million, partially offset by purchases of $188.1 million and a $16.0 million increase in the fair value of the portfolio to a net unrealized loss of $96.2 million.
Investment securities held to maturity decreased $7.4 million to $112.8 million at December 31, 2025 from $120.2 million at June 30, 2025. This decrease was driven by principal repayments of $7.5 million.
Additional information regarding our investment securities at December 31, 2025 and June 30, 2025 is presented in Note 4 to the unaudited consolidated financial statements.
Loans Held-for-Sale. Loans held-for-sale totaled $8.8 million at December 31, 2025 as compared to $5.9 million at June 30, 2025 and are reported separately from the balance of net loans receivable. During the six months ended December 31, 2025, we sold $59.3 million of residential mortgage loans, resulting in a gain on sale of $423,000.

Net Loans Receivable. Net loans receivable decreased $58.3 million, or 1.0%, to $5.71 billion at December 31, 2025 from $5.77 billion at June 30, 2025. Details regarding the change in the loan portfolio, by loan segment, are presented below:

	December 31, 2025	June 30, 2025	Increase/ (Decrease)
	(In Thousands)
Commercial loans:
Multi-family mortgage	$2,619,124	$2,709,654	$(90,530)
Nonresidential mortgage	990,178	986,556	3,622
Commercial business	169,884	138,755	31,129
Construction	181,766	177,713	4,053
Total commercial loans	3,960,952	4,012,678	(51,726)

One- to four-family residential mortgage	1,730,543	1,748,591	(18,048)

Consumer loans:
Home equity loans	59,046	50,737	8,309
Other consumer	2,523	2,533	(10)
Total consumer loans	61,569	53,270	8,299

Total loans	5,753,064	5,814,539	(61,475)

Unaccreted yield adjustments	329	(1,602)	1,931
Allowance for credit losses	(44,958)	(46,191)	1,233

Net loans receivable	$5,708,435	$5,766,746	$(58,311)
Commercial loan origination volume for the six months ended December 31, 2025 totaled $161.7 million, comprised of $50.7 million of commercial mortgage loan originations, $62.7 million of commercial business loan originations and construction loan disbursements of $48.4 million. Purchases of commercial business loans totaled $30.4 million for the same period.
One- to four-family residential mortgage loan origination volume, excluding loans held-for-sale, totaled $64.7 million for the six months ended December 31, 2025. Home equity loan and line of credit origination volume for the same period totaled $19.6 million.
Loan-to-value (“LTV”) ratios are based on current period loan balances and original appraised values at the time of origination unless a current appraisal has been obtained as a result of the loan being deemed collateral dependent and individually analyzed. The following table sets forth the composition of our real estate secured loans indicating the LTV, by loan category, at December 31, 2025 and June 30, 2025:

	December 31, 2025		June 30, 2025
	Balance	LTV	Balance	LTV
	(Dollars in Thousands)
Commercial mortgage loans:
Multi-family mortgage	$2,619,124	62%	$2,709,654	62%
Nonresidential mortgage(1)	990,178	52	986,556	52
Construction	181,766	55	177,713	56
Total commercial mortgage loans	3,791,068	59	3,873,923	59

One- to four-family residential mortgage	1,730,543	61	1,748,591	62

Consumer loans:
Home equity loans	59,046	51	50,737	51

Total mortgage loans	$5,580,657	60%	$5,673,251	60%
___________________________________
(1)At December 31, 2025 and June 30, 2025, includes $896,121 and $891,995 of non-owner occupied commercial real estate (“CRE”) loans with an LTV of 53% in each period, respectively, and includes $94,057 and $94,561 of owner occupied CRE loans with an LTV of 48% in each period, respectively.

Additional information about our loan portfolio at December 31, 2025 and June 30, 2025 is presented in Note 5 to the unaudited consolidated financial statements.
Nonperforming Assets. Nonperforming assets reflected an increase of $5.7 million to $51.3 million, or 0.67% of total assets, at December 31, 2025, from $45.6 million, or 0.59% of total assets, at June 30, 2025, respectively. The increase in nonperforming assets was largely attributable to an increase in nonperforming multi-family mortgage loans, partially offset by a decrease in nonperforming residential mortgage loans.
Additional information about our nonperforming loans and loan modifications at December 31, 2025 and June 30, 2025 is presented in Note 5 to the unaudited consolidated financial statements.
Allowance for Credit Losses (“ACL”). At December 31, 2025 the ACL totaled $45.0 million, or 0.78% of total loans, compared to $46.2 million, or 0.79% of total loans, at June 30, 2025. The decrease for the six months ended December 31, 2025 was largely attributable to net charge-offs of $1.7 million, partially offset by a provision for credit losses of $485,000.
Additional information about our ACL at December 31, 2025 and June 30, 2025 is presented in Note 6 to the unaudited consolidated financial statements.
Other Assets. The aggregate balance of other assets, including premises and equipment, FHLB stock, interest receivable, goodwill, core deposit intangibles, bank owned life insurance (“BOLI”), deferred income taxes, and other assets, decreased $24.2 million to $643.1 million at December 31, 2025 from $667.3 million at June 30, 2025. The decrease in the balance of these other assets during the six months ended December 31, 2025 primarily reflected a decrease in the market value of interest rate derivatives, a decrease in FHLB stock and a decrease in properties held for sale, partially offset by an increase in BOLI. The remaining change generally reflected normal operating fluctuations within these line items.
Deposits. Total deposits increased $36.3 million, or 0.6%, to $5.71 billion at December 31, 2025 from $5.68 billion at June 30, 2025. Included in total deposits are retail and brokered time deposits of $1.18 billion and $757.4 million, respectively, at December 31, 2025, and $1.22 billion and $757.7 million, respectively, at June 30, 2025. The increase in non-interest bearing demand deposits was largely the result of migrating $69.8 million from a consumer interest bearing product to a non-interest bearing product as part of our repricing strategy. The following table sets forth the distribution of, and changes in, deposits, by type, for the periods indicated:

	December 31, 2025	June 30, 2025	Increase/ (Decrease)
	(In Thousands)
Non-interest-bearing deposits	$627,180	$582,045	$45,135

Interest-bearing deposits:
Interest-bearing demand	2,376,825	2,362,222	14,603
Savings	769,742	754,376	15,366
Certificates of deposit (retail)	1,180,370	1,218,920	(38,550)
Certificates of deposit (brokered)	757,433	757,654	(221)
Interest-bearing deposits	5,084,370	5,093,172	(8,802)
Total deposits	$5,711,550	$5,675,217	$36,333
Uninsured deposits totaled $2.16 billion as of December 31, 2025 compared to $1.99 billion as of June 30, 2025. Excluding collateralized deposits of state and local governments, and deposits of the Bank’s wholly-owned subsidiary and holding company, uninsured deposits totaled $801.0 million, or 14.0% of total deposits, at December 31, 2025 compared to $813.8 million, or 14.3% of total deposits, at June 30, 2025.
Additional information about our deposits at December 31, 2025 and June 30, 2025 is presented in Note 7 to the unaudited consolidated financial statements.
Borrowings. The balance of borrowings decreased by $161.5 million to $1.10 billion at December 31, 2025 from $1.26 billion at June 30, 2025, reflecting reductions in FHLB advances.
At December 31, 2025, we maintained available secured borrowing capacity with the FHLB and the Federal Reserve Discount Window of $2.70 billion, representing 35.4% of total assets.

Additional information about our borrowings at December 31, 2025 and June 30, 2025 is presented in Note 8 to the unaudited consolidated financial statements.
Other Liabilities. The balance of other liabilities, including advance payments by borrowers for taxes and other miscellaneous liabilities, decreased $5.8 million to $56.9 million at December 31, 2025 from $62.8 million at June 30, 2025. The change in the balance of these other liabilities generally reflected normal operating fluctuations during the period.
Stockholders’ Equity. Stockholders’ equity increased $11.4 million to $757.4 million at December 31, 2025 from $746.0 million at June 30, 2025. The increase in stockholders’ equity during the six months ended December 31, 2025 largely reflected net income of $19.0 million and other comprehensive income of $5.0 million, partially offset by cash dividends of $14.0 million. The other comprehensive income for the six months ended December 31, 2025 was driven by an increase in the fair value of our available for sale securities, partially offset by a decrease in the fair value of our derivatives portfolio.
At December 31, 2025, book value per share increased by $0.15 to $11.70, while tangible book value per share increased by $0.16 to $9.93. These increases were driven by the increases in stockholders’ equity, as described above.
Comparison of Operating Results for the Quarter Ended December 31, 2025 and December 31, 2024
Net Income. Net income for the quarter ended December 31, 2025 was $9.4 million, or $0.15 per diluted share, compared to $6.6 million, or $0.10 per diluted share, for the quarter ended December 31, 2024. The increase in net income reflected increases in net interest income and non-interest income, partially offset by increases in non-interest expense and income taxes.
Net Interest Income. Net interest income increased by $5.4 million to $38.0 million for the quarter ended December 31, 2025 compared to $32.6 million for the quarter ended December 31, 2024. The increase between the comparative periods resulted from a decrease of $6.2 million in interest expense, partially offset by a decrease of $833,000 in interest income. Included in net interest income for the quarters ended December 31, 2025 and 2024, respectively, was purchase accounting accretion of $494,000 and $685,000, and loan prepayment penalty income of $544,000 and $288,000.
Net interest margin increased 32 basis points to 2.14% for the quarter ended December 31, 2025, from 1.82% for the quarter ended December 31, 2024 reflecting a decrease in the cost of interest-bearing liabilities, a decrease in the average balance of interest-bearing borrowings and higher average balances and yields on loans receivable, partially offset by a decrease in the average balances and yields on taxable investment securities and other interest-earning assets.

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

	Three Months Ended December 31,
	2025			2024
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$5,778,680	$67,410	4.67%	$5,762,053	$65,408	4.54%
Taxable investment securities (2)	1,185,602	11,623	3.92	1,285,800	13,803	4.29
Tax-exempt securities (2)	5,902	35	2.36	9,711	59	2.42
Other interest-earning assets (3)	123,475	1,584	5.13	116,354	2,215	7.62
Total interest-earning assets	7,093,659	80,652	4.55	7,173,918	81,485	4.54
Non-interest-earning assets	455,752			459,982
Total assets	$7,549,411			$7,633,900

Interest-bearing liabilities:
Interest-bearing demand	$2,385,397	14,983	2.51	$2,314,378	17,134	2.96
Savings	759,247	2,648	1.40	711,801	2,300	1.29
Certificates of deposit (retail)	1,201,950	10,371	3.45	1,211,985	12,293	4.06
Certificates of deposit (brokered)	756,179	5,147	2.72	735,736	4,994	2.71
Total interest-bearing deposits	5,102,773	33,149	2.60	4,973,900	36,721	2.95
Federal Home Loan Bank advances	998,760	9,137	3.66	1,085,455	10,244	3.78
Other borrowings	38,478	397	4.13	156,522	1,908	4.88
Borrowings	1,037,238	9,534	3.68	1,241,977	12,152	3.91
Total interest-bearing liabilities	6,140,011	42,683	2.78	6,215,877	48,873	3.15
Non-interest-bearing liabilities (4)	654,482			670,173
Total liabilities	6,794,493			6,886,050
Stockholders' equity	754,918			747,850
Total liabilities and stockholders' equity	$7,549,411			$7,633,900

Net interest income		$37,969			$32,612
Interest rate spread (5)			1.77%			1.39%
Net interest margin (6)			2.14%			1.82%
Ratio of interest-earning assets to interest-bearing liabilities	1.16			1.15
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
(4)Includes average balances of non-interest-bearing deposits of $595.0 million and $604.9 million for the quarter ended December 31, 2025 and 2024, respectively.
(5)Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(6)Net interest margin represents net interest income as a percentage of average interest-earning assets.

Provision for Credit Losses. The provision for credit losses increased $460,000 to $567,000 for the quarter ended December 31, 2025, compared to $107,000 for the quarter ended December 31, 2024. The provision for the quarter ended December 31, 2025 was primarily driven by quantitative risk-factor adjustments and individually evaluated reserves associated with one non-performing C&I loan that was fully charged off during the quarter, partially offset by a decrease in the balance of loans receivable. By comparison, the provision for credit losses for the quarter ended December 31, 2024 was primarily driven by loan growth.
Additional information regarding the ACL and the associated provisions recognized during the quarters ended December 31, 2025 and 2024 is presented in Note 6 to the unaudited consolidated financial statements as well as the Comparison of Financial Condition at December 31, 2025 and June 30, 2025.
Non-Interest Income. Total non-interest income increased $698,000 to $5.6 million for the quarter ended December 31, 2025, compared to $4.9 million for the quarter ended December 31, 2024.
Fees and service charges increased $668,000 to $1.3 million for the quarter ended December 31, 2025, from $627,000 for the quarter ended December 31, 2024, primarily reflecting $270,000 of higher deposit and branch related fee income, and higher loan related fee income of $245,000 associated with the payoff of a single construction loan.
The remaining changes in the other components of non-interest income between comparative periods generally reflected normal operating fluctuations within those line items.
Non-Interest Expense. Total non-interest expense increased $1.6 million to $31.2 million for the quarter ending December 31, 2025, compared to $29.6 million the quarter ended December 31, 2024.
Salaries and employee benefits increased $794,000 to $18.4 million for the quarter ended December 31, 2025, from $17.6 million for the quarter ended December 31, 2024. This increase was primarily driven by higher salary expense due to annual merit increases and an increase in incentive compensation.
Net occupancy expense of premises increased $57,000 to $2.9 million for the quarter ended December 31, 2025, from $2.8 million for the quarter ended December 31, 2024. This increase was primarily driven by higher snow removal expenses.
Advertising and marketing expense increased $101,000 to $412,000 for the quarter ended December 31, 2025, from $311,000 for the quarter ended December 31, 2024. The increase primarily reflects normal fluctuations in the timing of campaigns across various advertising formats supporting our loan and deposit growth initiatives.
Equipment and systems expense increased $115,000 to $4.0 million for the quarter ended December 31, 2025, from $3.9 million for the quarter ended December 31, 2024, largely driven by increases in technology expense associated with the Company’s ongoing digital banking initiatives.
FDIC insurance premiums decreased $146,000 to $1.4 million for the quarter ended December 31, 2025, from $1.5 million for the quarter ended December 31, 2024, primarily driven by higher capital ratios.
Other non-interest expense increased $764,000 to $3.8 million for the quarter ended December 31, 2025, from $3.1 million for the quarter ended December 31, 2024, primarily driven by $242,000 in non-recurring professional fees incurred in the current period associated with our strategic initiative and partnership with The Lab Consulting, higher loan related legal expenses, and a provision for credit losses on off balance sheet commitments in the current period compared to a reversal recorded in the prior period.
The remaining changes in the other components of non-interest expense between comparative periods generally reflected normal operating fluctuations within those line items.
Provision for Income Taxes. Provision for income taxes increased $1.1 million to $2.3 million for the quarter ended December 31, 2025 from $1.3 million for the quarter ended December 31, 2024, reflecting a higher level of pre-tax income compared to the prior year period.
Effective tax rates for the quarter ended December 31, 2025 and 2024 were 19.8% and 16.0%, respectively. The increase in the effective tax rate was primarily due to higher full year projected taxable income.

Comparison of Operating Results for the Six Months Ended December 31, 2025 and December 31, 2024
Net Income. Net income for the six months ended December 31, 2025 was $19.0 million, or $0.30 per diluted share, compared to $12.7 million, or $0.20 per diluted share, for the six months ended December 31, 2024. The increase in net income primarily reflected increases in net interest income and non-interest income, partially offset by increases in non-interest expense, the provision for credit losses and income tax expense.
Net Interest Income. Net interest income increased by $10.6 million to $75.7 million for the six months ended December 31, 2025 compared to $65.1 million for the six months ended December 31, 2024. The increase between the comparative periods resulted from a decrease of $12.2 million in interest expense, partially offset by a decrease of $1.6 million in interest income. Included in net interest income for the six months ended December 31, 2025 and 2024, respectively, was purchase accounting accretion of $1.1 million and $1.3 million, and loan prepayment penalty income of $1.0 million and $340,000.
Net interest margin increased 31 basis points to 2.12% for the six months ended December 31, 2025, from 1.81% for the six months ended December 31, 2024 and reflected a decrease in the cost of interest-bearing liabilities and a decrease in the average balance of borrowings, partially offset by decreases in the average balances of investment securities and other interest-earning assets.

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

	Six Months Ended December 31,
	2025			2024
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$5,792,724	$135,759	4.69%	$5,761,823	$131,739	4.57%
Taxable investment securities(2)	1,211,153	24,223	4.00	1,300,373	28,187	4.34
Tax-exempt securities(2)	6,379	76	2.39	10,977	130	2.36
Other interest-earning assets(3)	119,626	3,102	5.19	124,167	4,681	7.54
Total interest-earning assets	7,129,882	163,160	4.58	7,197,340	164,737	4.58
Non-interest-earning assets	454,483			463,826
Total assets	$7,584,365			$7,661,166

Interest-bearing liabilities:
Interest-bearing demand	$2,364,603	30,422	2.57	2,298,493	$34,996	3.05
Savings	756,746	5,300	1.40	690,020	4,057	1.18
Certificates of deposit (retail)	1,206,488	21,161	3.51	1,207,878	24,689	4.09
Certificates of deposit (brokered)	755,996	10,196	2.70	643,778	7,997	2.48
Total interest-bearing deposits	5,083,833	67,079	2.64	4,840,169	71,739	2.96
Federal Home Loan Bank advances	1,037,952	19,063	3.67	1,205,519	22,906	3.80
Other borrowings	61,984	1,345	4.34	196,766	5,034	5.12
Borrowings	1,099,936	20,408	3.71	1,402,285	27,940	3.99
Total interest-bearing liabilities	6,183,769	87,487	2.83	6,242,454	99,679	3.19
Non-interest-bearing liabilities(4)	650,565			669,448
Total liabilities	6,834,334			6,911,902
Stockholders' equity	750,031			749,264
Total liabilities and stockholders' equity	$7,584,365			$7,661,166

Net interest income		$75,673			$65,058
Interest rate spread(5)			1.75%			1.39%
Net interest margin(6)			2.12%			1.81%
Ratio of interest-earning assets to interest-bearing liabilities	1.15			1.15
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
(4)Includes average balances of non-interest-bearing deposits of $588.3 million and $602.0 million for the six months ended December 31, 2025 and 2024, respectively.
(5)Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(6)Net interest margin represents net interest income as a percentage of average interest-earning assets.

Provision for Credit Losses. The provision for credit losses increased $270,000 to $485,000 for the six months ended December 31, 2025, compared to $215,000 for the six months ended December 31, 2024. The provision for the six months ended December 31, 2025 was primarily driven by quantitative risk-factor adjustments and individually evaluated reserves associated with one non-performing C&I loan that was fully charged off during the current period, partially offset by a decrease in the balance of loans receivable. By comparison, the provision for credit losses for the six months ended December 31, 2024 was primarily driven by loan growth.
Additional information regarding the ACL and the associated provisions recognized during the six months ended December 31, 2025 and 2024 is presented in Note 6 to the unaudited consolidated financial statements as well as the Comparison of Financial Condition at December 31, 2025 and June 30, 2025.
Non-Interest Income. Total non-interest income increased $1.9 million to $11.4 million for the six months ended December 31, 2025, compared to $9.5 million for the six months ended December 31, 2024.
Fees and service charges increased $925,000 to $2.2 million for the six months ended December 31, 2025, compared to $1.3 million for the six months ended December 31, 2024, primarily reflecting $487,000 of higher deposit and branch related fee income, and higher loan related fee income of $245,000 associated with the payoff of a single construction loan.
Other income increased $857,000 to $2.5 million for the six months ended December 31, 2025, compared to $1.7 million for the six months ended December 31, 2024, primarily driven by a non-recurring pre-tax gain of $749,000 on the sale of property held for sale in the current period.
The remaining changes in the other components of non-interest income between comparative periods generally reflected normal operating fluctuations within those line items.
Non-Interest Expense. Total non-interest expense increased $3.5 million to $62.9 million for the six months ended December 31, 2025, compared to $59.3 million for the six months ended December 31, 2024.
Salaries and employee benefits increased $2.0 million to $37.1 million for the six months ended December 31, 2025, compared to $35.1 million for the six months ended December 31, 2024. This increase was primarily driven by higher salary expense and payroll taxes from annual merit increases, and an increase in incentive compensation.
Net occupancy expense of premises increased $566,000 to $6.2 million for the six months ended December 31, 2025, from $5.6 million for the six months ended December 31, 2024. This increase was primarily driven by a non-recurring pre-tax expense of $250,000 associated with the consolidation of three branches, non-recurring branch maintenance expenses of $102,000, and higher snow removal expenses.
Equipment and systems expense increased $229,000 to $8.0 million for the six months ended December 31, 2025, from $7.8 million for the six months ended December 31, 2024, largely attributable to increases in technology expense associated with the Company's ongoing digital banking initiatives.
Advertising and marketing expense increased $321,000 to $1.0 million for the six months ended December 31, 2025, from $653,000 for the six months ended December 31, 2024. This increase primarily reflects normal fluctuations in the timing of campaigns across various advertising formats supporting our loan and deposit growth initiatives.
FDIC insurance premiums decreased $408,000 to $2.7 million for the six months ended December 31, 2025, from $3.1 million for the six months ended December 31, 2024, primarily driven by higher capital ratios.
Other non-interest expense increased $870,000 to $7.3 million for the six months ended December 31, 2025, compared to $6.4 million for the six months ended December 31, 2024, primarily driven by $242,000 in non-recurring professional fees incurred in the current period associated with our strategic initiative and partnership with The Lab Consulting, and higher loan related expenses.
The remaining changes in the other components of non-interest expense between comparative periods generally reflected normal operating fluctuations within those line items.
Provision for Income Taxes. Provision for income taxes increased $2.5 million to $4.8 million for the six months ended December 31, 2025 from $2.3 million for the six months ended December 31, 2024, reflecting a higher level of pre-tax income compared to the prior year period.
Effective tax rates for the six months ended December 31, 2025 and 2024 were 20.2% and 15.6%, respectively. The increase in the effective tax rate was primarily due to higher full year projected taxable income.

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
At December 31, 2025, liquidity included $147.3 million of short-term cash and cash equivalents and $1.00 billion of investment securities available for sale. As of December 31, 2025, we had the capacity to borrow additional cash funds totaling $1.98 billion, comprised of $1.33 billion and $650.0 million from the Federal Reserve discount window and the FHLBNY, respectively, without pledging additional collateral. We had the ability to pledge additional securities to borrow an additional $719.0 million at December 31, 2025. As of that same date, we also had access to unsecured overnight borrowings with other financial institutions totaling $835.0 million, of which none was outstanding.
At December 31, 2025, we had outstanding commitments to originate and purchase loans totaling $42.5 million while such commitments totaled $26.4 million at June 30, 2025. As of those same dates, our pipeline of loans held for sale included $8.5 million and $11.1 million, respectively, of loans in process whose terms included interest rate locks to borrowers that were paired with a best-efforts commitment to sell the loan to a buyer at a fixed price and within a predetermined timeframe after the sale commitment is established.
Construction loans in process and unused lines of credit were $162.0 million and $183.2 million, respectively, at December 31, 2025, compared to $115.7 million and $177.1 million, respectively, at June 30, 2025. We are also subject to the contingent liabilities resulting from letters of credit totaling $160,000 at December 31, 2025 and June 30, 2025, respectively.
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
The following table sets forth the Bank’s capital position at December 31, 2025 and June 30, 2025, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At December 31, 2025
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$712,511	14.75%	$386,429	8.00%	$483,036	10.00%
Tier 1 capital (to risk-weighted assets)	666,320	13.79%	289,822	6.00%	386,429	8.00%
Common equity tier 1 capital (to risk-weighted assets)	666,320	13.79%	217,366	4.50%	313,973	6.50%
Tier 1 capital (to adjusted total assets)	666,320	8.86%	300,698	4.00%	375,873	5.00%

	At June 30, 2025
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$704,969	14.49%	$389,184	8.00%	$486,481	10.00%
Tier 1 capital (to risk-weighted assets)	662,232	13.61%	291,888	6.00%	389,184	8.00%
Common equity tier 1 capital (to risk-weighted assets)	662,232	13.61%	218,916	4.50%	316,212	6.50%
Tier 1 capital (to adjusted total assets)	662,232	8.68%	305,162	4.00%	381,453	5.00%

The following table sets forth the Company’s capital position at December 31, 2025 and June 30, 2025, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At December 31, 2025
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$755,263	15.62%	$386,744	8.00%
Tier 1 capital (to risk-weighted assets)	709,072	14.67%	290,058	6.00%
Common equity tier 1 capital (to risk-weighted assets)	709,072	14.67%	217,544	4.50%
Tier 1 capital (to adjusted total assets)	709,072	9.41%	301,281	4.00%

	At June 30, 2025
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$748,323	15.37%	$389,434	8.00%
Tier 1 capital (to risk-weighted assets)	705,586	14.49%	292,076	6.00%
Common equity tier 1 capital (to risk-weighted assets)	705,586	14.49%	219,057	4.50%
Tier 1 capital (to adjusted total assets)	705,586	9.23%	305,661	4.00%
Off-Balance Sheet Arrangements
In the normal course of our business of investing in loans and securities we are a party to financial instruments with off-balance-sheet risk. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to extend credit to meet the financing needs of our customers. We had no significant off-balance sheet commitments for capital expenditures as of December 31, 2025.
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
The following tables present the results of our internal EVE and NII analyses as of December 31, 2025 and June 30, 2025, respectively:

	December 31, 2025
			1 to 12 Months		13 to 24 Months
Change in Interest Rates	EVE	% Change in EVE	NII	% Change in NII	NII	% Change in NII
	(Dollars in Thousands)
+300 bps	$528,474	(29.82)%	$144,431	(9.87)%	$174,210	(2.07)%
+200 bps	596,978	(20.72)%	148,358	(7.42)%	174,474	(1.92)%
+100 bps	672,682	(10.67)%	152,552	(4.80)%	174,875	(1.69)%
0 bps	753,025	—	160,241	—	177,886	—
-100 bps	827,196	9.85%	166,618	3.98%	179,768	1.06%
-200 bps	873,350	15.98%	173,471	8.26%	178,912	0.58%
-300 bps	929,574	23.45%	179,202	11.83%	176,265	(0.91)%

	June 30, 2025
			1 to 12 Months		13 to 24 Months
Change in Interest Rates	EVE	% Change in EVE	NII	% Change in NII	NII	% Change in NII
	(Dollars in Thousands)
+300 bps	$404,295	(37.02)%	$147,989	(6.79)%	$161,747	(8.17)%
+200 bps	475,744	(25.89)%	150,539	(5.18)%	165,520	(6.03)%
+100 bps	555,065	(13.54)%	153,195	(3.51)%	169,510	(3.77)%
0 bps	641,985	—	158,762	—	176,142	—
-100 bps	728,863	13.53%	162,406	2.30%	181,671	3.14%
-200 bps	785,464	22.35%	165,502	4.25%	184,695	4.86%
-300 bps	852,184	32.74%	168,238	5.97%	185,248	5.17%

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
During the quarter ended December 31, 2025, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1.    Legal Proceedings
At December 31, 2025, neither the Company nor the Bank were involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.
ITEM 1A.    Risk Factors
There have been no material changes to the Risk Factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2025, previously filed with the Securities and Exchange Commission.
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not repurchase any shares of its common stock during the three month period ended December 31, 2025.
ITEM 3.    Defaults Upon Senior Securities
Not applicable.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement.”

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
101
The following materials from the Company’s Form 10-Q for the quarter ended December 31, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

KEARNY FINANCIAL CORP.

Date: February 5, 2026	By:	/s/ Craig L. Montanaro
Craig L. Montanaro
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 5, 2026	By:	/s/ Sean Byrnes
Sean Byrnes
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)