Form 10-K
period 2026-06-30
Kearny Financial Corp.
filed 2026-08-21
CIK 1617242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-K
___________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of the voting and non-voting common equity held by non‑affiliates of the Registrant on December 31, 2025 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $449.0 million. Solely for purposes of this calculation, shares held by directors, executive officers and greater than 10% stockholders are treated as shares held by affiliates.
As of August 19, 2026 there were outstanding 64,929,382 shares of the Registrant’s Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
1.Portions of the definitive Proxy Statement for the Registrant’s 2026 Annual Meeting of Stockholders. (Part III)

KEARNY FINANCIAL CORP.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended June 30, 2026
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
We operate from our administrative headquarters in Fairfield, New Jersey and other administrative locations throughout the State of New Jersey. As of June 30, 2026, we had 40 branch offices. The Company maintains a website at www.kearnybank.com. We make available through that website, free of charge, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports and proxy materials as soon as is reasonably practicable after the Company electronically files those materials with, or furnishes them to, the Securities and Exchange Commission. You may access these materials by following the links under “Investor Relations” under the “Financials” tab at the Company’s website. Information on the Company’s website is not and should not be considered a part of this Annual Report on Form 10-K.

Business Strategy
Our objective is to enhance long-term shareholder value by growing a higher-performing commercial banking franchise supported by relationship-based deposits, disciplined balance sheet management, technology-enabled operating efficiencies and strong risk management practices. We seek to leverage our strong capital position, experienced management team, customer-focused culture and technology investments to drive sustainable earnings growth while continuing to meet the financial needs of our clients and communities. The key components of our business strategy are as follows:

•Expand Commercial Banking Relationships
We continue to focus on expanding our commercial banking franchise by growing relationships with small and middle-market businesses and professionals. We seek to increase commercial loan production across targeted asset classes, including commercial and industrial ("C&I") loans and owner-occupied commercial real estate loans, while deepening treasury management and deposit relationships with our business clients. We have continued to invest in treasury management, corporate banking and business development capabilities to better serve commercial clients and increase relationship-based deposits. Our relationship-based approach, local decision-making and experienced commercial banking team enable us to provide customized solutions that support our clients' evolving financial needs.
•Grow and Deepen Core Deposit Relationships
A core element of our strategy is to attract and retain stable, relationship-based deposits that support long-term growth and funding stability. We remain focused on growing commercial operating accounts and consumer transaction accounts while expanding existing customer relationships through personalized service and tailored product offerings. To support these efforts, we have invested in experienced corporate banking and specialty deposit teams focused on attracting new relationship-based deposits and expanding client relationships. By increasing core deposit relationships and reducing reliance on higher-cost funding sources, we seek to strengthen franchise value, improve funding flexibility and enhance our net interest margin over time.
•Leverage Technology, Automation and Digital Innovation
Technology continues to play a critical role in our growth strategy and operating model. We are committed to investing in digital banking, process automation, data analytics, artificial intelligence and other emerging technologies that enhance the client experience, improve employee productivity and support scalable growth. Our digital capabilities enable customers to interact with the Bank through multiple channels while maintaining the personalized service that remains central to our relationship banking model. We expect ongoing investments in technology to drive efficiencies across lending, deposits, operations, risk management and customer engagement.
•Continue to Strengthen Asset Mix and Earnings Profile
We seek to enhance long-term profitability through disciplined balance sheet management and strategic loan portfolio growth. Our lending strategy emphasizes higher-return commercial and consumer loan categories, including C&I loans, owner-occupied commercial real estate loans and home equity products. This approach is intended to improve earning asset yields, enhance risk-adjusted returns and better position the Bank across varying interest rate environments while maintaining strong underwriting standards and credit quality.
•Drive Operational Efficiency and Improve Profitability
We are committed to continuously enhancing operating efficiency and improving shareholder returns. Our initiatives include streamlining processes, increasing technology utilization, optimizing staffing levels and evaluating our branch network to ensure that resources are aligned with customer preferences and market opportunities. Through these efforts, we seek to improve productivity, support revenue growth, control expenses and create a more efficient and scalable operating model. Consistent with this strategy, we consolidated three branch locations during fiscal 2026 while continuing to maintain a strong presence within our markets.
•Maintain Strong Capital, Liquidity and Risk Management
We remain committed to maintaining strong capital, liquidity and risk management practices that support the safety and soundness of the Bank while providing flexibility to pursue growth opportunities. We maintain capital levels above applicable regulatory requirements and internal targets and preserve substantial on- and off-balance sheet liquidity sources. Our disciplined approach to risk management supports long-term financial strength and positions the Bank to serve customers and communities through changing economic and operating environments.

Market Area. At June 30, 2026, our primary market area consisted of the counties in which we currently operate branches, including Bergen, Essex, Hudson, Middlesex, Monmouth, Morris, Ocean, Passaic, Somerset and Union counties in New Jersey and Kings (Brooklyn) and Richmond (Staten Island) counties in New York. Our lending is concentrated in New Jersey and New York and our predominant sources of deposits are the communities in which our offices are located as well as the neighboring communities.
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

Lending Activities
General. Our loan portfolio is comprised of multi-family mortgage loans, nonresidential mortgage loans, commercial and industrial loans, construction loans, one- to four-family residential mortgage loans, home equity loans and other consumer loans. In recent years our lending strategies have placed increasing emphasis on the origination of commercial loans.
Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the total portfolio at the dates indicated.

	At June 30,
	2026		2025
	Amount	Percent	Amount	Percent
	(Dollars In Thousands)
Commercial loans:
Multi-family mortgage	$2,499,894	42.52%	$2,709,654	46.60%
Nonresidential mortgage	1,019,445	17.34	986,556	16.97
Commercial and industrial	223,927	3.81	138,755	2.39
Construction	263,200	4.48	177,713	3.06
One- to four-family residential mortgage	1,789,865	30.45	1,748,591	30.07
Consumer loans:
Home equity loans	79,844	1.36	50,737	0.87
Other consumer	2,387	0.04	2,533	0.04
Total loans	5,878,562	100.00%	5,814,539	100.00%
Less:
Allowance for credit losses	45,496		46,191
Unaccreted yield adjustments	3,237		1,602
Total adjustments	48,733		47,793

Total loans, net	$5,829,829		$5,766,746
The following table sets forth the composition of our real estate secured loans indicating the loan-to-value (“LTV”), by loan category, at June 30, 2026 and 2025:

	June 30, 2026		June 30, 2025
	Balance	LTV	Balance	LTV
	(Dollars in Thousands)
Commercial mortgage loans:
Multi-family mortgage	$2,499,894	61%	$2,709,654	62%
Nonresidential mortgage	1,019,445	52%	986,556	52%
Construction	263,200	57%	177,713	56%
Total commercial mortgage loans	3,782,539	58%	3,873,923	59%

One- to four-family residential mortgage	1,789,865	62%	1,748,591	62%

Consumer loans:
Home equity loans	79,844	47%	50,737	51%

Total mortgage loans	$5,652,248	59%	$5,673,251	60%

Loan Maturity Schedule. The following table sets forth the maturities of our loan portfolio at June 30, 2026. Demand loans, loans having no stated maturity and overdrafts are shown as due in one year or less. Loans are stated in the following table at contractual maturity and actual maturities could differ due to prepayments.

	Amounts Due
	Within One Year	1 to 5 Years	5 to 15 Years	Over 15 Years	Total Due After One Year	Total
	(In Thousands)
Multi-family mortgage	$422,473	$935,298	$1,067,785	$74,338	$2,077,421	$2,499,894
Nonresidential mortgage	126,855	533,540	317,256	41,794	892,590	1,019,445
Commercial and industrial	63,698	35,145	122,198	2,886	160,229	223,927
Construction	153,208	107,266	2,726	—	109,992	263,200
One- to four-family residential mortgage	5,674	27,574	176,153	1,580,464	1,784,191	1,789,865
Home equity loans	651	3,999	54,419	20,775	79,193	79,844
Other consumer	875	96	99	1,317	1,512	2,387
Total loans	$773,434	$1,642,918	$1,740,636	$1,721,574	$5,105,128	$5,878,562
The following table shows the loans as of June 30, 2026 due after June 30, 2027 according to rate type and loan category:

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)
Multi-family mortgage	$1,644,900	$432,521	$2,077,421
Nonresidential mortgage	665,474	227,116	892,590
Commercial and industrial	135,823	24,406	160,229
Construction	480	109,512	109,992
One- to four-family residential mortgage	1,683,361	100,830	1,784,191
Home equity loans	22,367	56,826	79,193
Other consumer	281	1,231	1,512

Total loans	$4,152,686	$952,442	$5,105,128
Multi-Family and Nonresidential Real Estate Mortgage Loans. At June 30, 2026, multi-family mortgage loans totaled $2.50 billion, or 42.5% of our loan portfolio, while nonresidential mortgage loans totaled $1.0 billion, or 17.3% of our loan portfolio. We originate a variety of types of commercial mortgage loans, including multi-family and nonresidential property loans, as well as loans on mixed-use properties which combine residential and commercial space. We generally offer fixed-rate and adjustable-rate balloon mortgage loans on multi-family and nonresidential properties with final stated maturities ranging from three to 15 years with amortization terms which generally range from 15 to 30 years. Our commercial mortgage loans are primarily secured by properties located in New Jersey, New York and the surrounding states.
Commercial and Industrial Business (C&I) Loans. At June 30, 2026, commercial and industrial business loans totaled $223.9 million, or 3.8% of our loan portfolio. We originate commercial term loans and lines of credit to a variety of clients in our market area. Our commercial term loans generally have terms of up to 10 years. Our commercial lines of credit have terms of up to two years and are generally floating-rate loans. To a lesser extent, we supplement our portfolio through the purchase of C&I loans from third parties.
Construction Lending. At June 30, 2026, construction loans totaled $263.2 million, or 4.5% of our loan portfolio. Our construction lending includes loans to individuals, builders or developers for the construction of multi-family residential buildings or commercial real estate or for the construction or renovation of one- to four-family residences. Construction borrowers must hold title to the land free and clear of any liens. Financing for construction loans is limited to 80% of the anticipated appraised value of the completed property. Disbursements are made in accordance with inspection reports by our approved inspection firms. Terms of financing are generally limited to one year with an interest rate tied to the prime rate and may include a premium of one or more points. In some cases, we convert a construction loan to a permanent mortgage loan upon completion of construction. We have no formal limits as to the number of projects a builder has under construction or development and make a case-by-case determination on loans to builders and developers who have multiple projects under development.

One- to Four-Family Residential Mortgage Loans Held in Portfolio. At June 30, 2026, one- to four-family residential mortgage loans totaled $1.79 billion, or 30.4% of our loan portfolio. At June 30, 2026, $1.61 billion, or 90.1%, of our one- to four-family residential mortgage loans were secured by properties located within New Jersey and New York with the remaining $177.4 million, or 9.9%, secured by properties in other states. The fixed-rate residential mortgage loans that we originate for portfolio generally meet the secondary mortgage market standards of the Federal Home Loan Mortgage Corporation (“Freddie Mac”). In addition, we offer a first-time homebuyer program which provides financial incentives for persons who have not previously owned real estate and are purchasing a one- to four-family property in our primary lending area for use as a primary residence.
One- to Four-Family Residential Mortgage Loans Held for Sale. As a complement to our residential one- to four-family portfolio lending activities, we operate a mortgage banking platform which supports the origination of one- to four-family mortgage loans for sale into the secondary market. The loans we originate for sale generally meet the secondary mortgage market standards of Freddie Mac. Such loans are generally originated by, and sourced from, the same resources and markets as those loans originated and held in our portfolio. Our mortgage banking business strategy resulted in the recognition of $932,000 in gains associated with the sale of $128.2 million of mortgage loans held for sale during the year ended June 30, 2026. As of that date, an additional $6.0 million of loans were held and committed for sale into the secondary market.
Home Equity Loans. At June 30, 2026, our fixed-rate home equity loans and adjustable home equity lines of credit totaled $79.8 million, or 1.4% of our loan portfolio. These loans and lines of credit generally have terms of up to 20 years.
Other Consumer Loans. At June 30, 2026, other consumer loans totaled $2.4 million, or 0.04% of our loan portfolio. Our consumer loan portfolio includes unsecured overdraft lines of credit and personal loans as well as loans secured by savings accounts and certificates of deposit on deposit with the Bank.
Loans to One Borrower. New Jersey law generally limits the amount that a savings bank may lend to a single borrower and related entities to 15% of the institution’s capital funds. Accordingly, as of June 30, 2026, our legal loans to one borrower limit was approximately $107.4 million.
At June 30, 2026, our largest single borrower had an aggregate outstanding loan exposure of approximately $79.5 million comprising six multi-family mortgage loans. At June 30, 2026, this lending relationship was current and performing in accordance with the terms of their loan agreements.

Loan Originations, Purchases, Sales and Repayments. The following table shows the principal balances of portfolio loans originated, purchased, acquired and repaid during the periods indicated:

	For the Years Ended June 30,
	2026	2025	2024
	(In Thousands)
Loan originations: (1)
Commercial loans:
Multi-family mortgage	$38,503	$132,104	$23,742
Nonresidential mortgage	127,690	128,153	79,938
Commercial and industrial	118,487	118,135	98,469
Construction	155,058	98,917	85,608
One- to four-family residential mortgage	153,996	144,328	131,529
Consumer loans:
Home equity loans	43,525	29,735	18,011
Other consumer	1,450	1,392	4,007
Total loan originations	638,709	652,764	441,304
Loan purchases:
Commercial loans:
Nonresidential mortgage	14,026	—	—
Commercial and industrial	93,827	—	—
One- to four-family residential mortgage	65,647	730	60,341
Total loan purchases	173,500	730	60,341

Loan repayments	(748,185)	(587,795)	(593,756)
(Decrease) increase due to other items	(941)	13,199	(728)

Net increase (decrease) in loan portfolio	$63,083	$78,898	$(92,839)
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
Nonperforming Assets. The following table provides information regarding our nonperforming assets which are comprised of nonaccrual loans, accruing loans 90 days or more past due, nonaccrual loans held-for-sale and other real estate owned:

	At June 30,
	2026	2025
	(Dollars In Thousands)
Nonaccrual loans	$47,896	$45,597
Total nonperforming loans	47,896	45,597
Other real estate owned	5,519	—
Total nonperforming assets	$53,415	$45,597
Total nonaccrual loans to total loans	0.82%	0.78%
Total nonperforming loans to total loans	0.82%	0.78%
Total nonperforming loans to total assets	0.62%	0.59%
Total nonperforming assets to total assets	0.70%	0.59%
Total nonperforming assets increased by $7.8 million to $53.4 million at June 30, 2026 from $45.6 million at June 30, 2025. For those same comparative periods, the number of nonperforming loans increased to 52 loans from 48 loans. There were two properties in other real estate owned (“OREO”) at June 30, 2026 and no properties in OREO at June 30, 2025.
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
Additional information about our classification of assets is presented in Note 4 to the audited consolidated financial statements.
The following table discloses our designation of certain loans as special mention or adversely classified during each of the two years presented:

	At June 30,
	2026	2025
	(In Thousands)
Substandard	$88,120	$118,346
Doubtful	82	72
Total classified loans	88,202	118,418
Special mention	4,516	15,033
Total classified and special mention loans	$92,718	$133,451
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
Our allowance for credit losses is maintained at a level necessary to cover lifetime expected credit losses in financial assets at the balance sheet date. The following table presents allowance for credit losses ratios, along with the components of their calculation, for the periods indicated:

	At June 30,
	2026	2025
	(Dollars in Thousands)
Allowance for credit losses - loans	$45,496	$46,191
Total loans outstanding	$5,878,562	$5,814,539
Total non-performing loans	$47,896	$45,597
Allowance for credit losses as a percent of total loans outstanding	0.77%	0.79%
Allowance for credit losses to non-performing loans	94.99%	101.30%

The following table presents the ratio of net charge-offs (recoveries) to average loans outstanding by loan category, along with the components of the calculation, for the periods indicated:

	For the Years Ended June 30,
	2026			2025			2024
	Net charge-offs (recoveries)	Average loans outstanding	Net charge- offs as a percent of average loans outstanding	Net charge-offs (recoveries)	Average loans outstanding	Net charge- offs as a percent of average loans outstanding	Net charge-offs (recoveries)	Average loans outstanding	Net charge- offs as a percent of average loans outstanding
	(Dollars in Thousands)
Multi-family mortgage	$1,208	$2,612,952	0.05%	$—	$2,686,965	—%	$398	$2,675,429	0.01%
Nonresidential mortgage	5	999,160	—%	830	956,556	0.09%	5,855	953,125	0.61%
Commercial and industrial	1,141	179,422	0.64%	275	146,218	0.19%	3,844	163,560	2.35%
Construction	—	195,804	—%	—	191,146	—%	—	208,111	—%
One- to four-family residential mortgage	28	1,742,853	—%	—	1,748,806	—%	(76)	1,704,957	—%
Home equity loans	11	74,223	0.01%	2	63,507	—%	—	63,367	—%
Other consumer	—	2,497	—%	7	2,750	0.25%	—	2,800	—%
Unaccreted yield adjustments	—	(729)	—%	—	(6,365)	—%	—	(18,853)	—%
Total	$2,393	$5,806,182	0.04%	$1,114	$5,789,583	0.02%	$10,021	$5,752,496	0.17%
Our loan portfolio experienced an annualized net charge-off rate of 0.04% for the year ended June 30, 2026, an increase of two basis points from the 0.02% rate for the year ended June 30, 2025.

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

	At June 30,
	2026		2025
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars In Thousands)
Multi-family mortgage	$22,561	42.52%	$24,906	46.60%
Nonresidential mortgage	7,830	17.34	6,938	16.97
Commercial and industrial	2,891	3.81	2,428	2.39
Construction	1,850	4.48	1,155	3.06
One- to four-family residential mortgage	9,584	30.45	10,180	30.07
Home equity loans	675	1.36	490	0.87
Other consumer	105	0.04	94	0.04
Total	$45,496	100.00%	$46,191	100.00%
At June 30, 2026, the ACL totaled $45.5 million, or 0.77% of total loans, reflecting a decrease of $695,000 from $46.2 million, or 0.79% of total loans, at June 30, 2025. The decrease was largely attributable to net charge-offs of $2.4 million, partially offset by a provision for credit losses of $1.7 million.
The ACL at June 30, 2026 was maintained at a level that was management’s best estimate of lifetime expected credit losses inherent in loans at the balance sheet date. The ACL is subject to estimates and assumptions that are susceptible to significant revisions as more information becomes available and as events or conditions effecting individual borrowers and the marketplace as a whole change over time. Additions to the ACL may be necessary if the future economic environment deteriorates from forecasted conditions. In addition, the banking regulators, as an integral part of their examination process, periodically review our loan and foreclosed real estate portfolios, related ACL and valuation allowance for foreclosed real estate. The regulators may require the ACL to be increased based on their review of information available at the time of the examination, which may negatively affect our earnings.
Additional information about the ACL at June 30, 2026 and 2025 is presented in Note 5 to the audited consolidated financial statements.
Investment Securities
At June 30, 2026, our investment securities portfolio totaled $1.07 billion and comprised 13.9% of our total assets. By comparison, at June 30, 2025, our securities portfolio totaled $1.13 billion and comprised 14.6% of our total assets. Additional information about our investment securities at June 30, 2026 is presented in Note 3 to the audited consolidated financial statements.
The year-over-year net decrease in the securities portfolio totaled $62.0 million which largely reflected repayments and sales that were partially offset by purchases. The decrease in the portfolio included a $15.6 million increase in the fair value of the available for sale securities portfolio to an unrealized loss of $96.5 million at June 30, 2026 from an unrealized loss of $112.1 million at June 30, 2025.
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

The carrying value of our mortgage-backed securities totaled $642.8 million at June 30, 2026 and comprised 60.0% of total investments and 8.4% of total assets as of that date. We generally invest in mortgage-backed securities issued by U.S. government agencies or government-sponsored entities. Mortgage-backed securities issued or sponsored by U.S. government agencies and government-sponsored entities are guaranteed as to the payment of principal and interest to investors.
The carrying value of our securities representing obligations of state and political subdivisions totaled $4.5 million at June 30, 2026 and comprised 0.4% of total investments and less than 1.0% of total assets as of that date. Such securities primarily included highly-rated, fixed-rate bank-qualified securities representing general obligations of municipalities located within the U.S. or the obligations of their related entities such as boards of education or school districts. Each of our municipal obligations were consistently rated by Moody’s and S&P well above the thresholds that generally support our investment grade assessment with such ratings equaling A- or higher by S&P or A2 or higher by Moody’s, where rated by those agencies. In the absence of, or as a complement to, such ratings, we rely upon our own internal analysis of the issuer’s financial condition to validate its investment grade assessment.
The carrying value of our asset-backed securities totaled $38.1 million at June 30, 2026 and comprised 3.6% of total investments and 0.5% of total assets as of that date. This category of securities is comprised entirely of structured, floating-rate securities representing securitized federal education loans with 97% U.S. government guarantees. Our securities represent the highest credit-quality tranches within the overall structures with each being rated AA+ or higher by S&P or Aa1 or higher by Moody’s, where rated by those agencies.
The outstanding balance of our collateralized loan obligations totaled $233.7 million at June 30, 2026 and comprised 21.8% of total investments and 3.0% of total assets as of that date. This category of securities is comprised entirely of structured, floating-rate securities representing securitized commercial loans to large, U.S. corporations. At June 30, 2026, each of our collateralized loan obligations were consistently rated by Moody’s and/or S&P well above the thresholds that generally support our investment grade assessment with such ratings equaling AAA by S&P or Aaa by Moody’s, where rated by those agencies.
The carrying value of our corporate bonds totaled $152.2 million at June 30, 2026 and comprised 14.2% of total investments and 2.0% of total assets as of that date. This category of securities consists of fixed-to-floating rate subordinated debt issued by community banks, primarily located in the Mid-Atlantic region of the U.S. At June 30, 2026, the majority of our subordinated debt holdings were rated by either Moody’s, S&P, DBRS, KBRA or EJR (collectively “NRSROs”) at or above the thresholds that generally support our minimum investment grade assessment at BBB-/Baa3 or higher by these NRSROs.
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
We do not currently use or maintain a trading account. Securities not classified as held to maturity are classified as available for sale. These securities are reported at fair value and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as adjustments to accumulated other comprehensive income (loss), a separate component of equity. As of June 30, 2026, our available for sale securities portfolio had a carrying value of $964.4 million or 90.0% of our total securities with the remaining $106.8 million or 10.0% of securities were classified as held to maturity.
Other than securities issued or guaranteed by the U.S. government or its agencies, we did not hold securities of any one issuer having an aggregate book value in excess of 10% of our equity at June 30, 2026. All of our securities carry market risk insofar as increases in market interest rates have caused, and may continue to cause, a decrease in their market value. We believe that unrealized and unrecognized losses on securities held at June 30, 2026, are a function of changes in market interest rates and credit spreads, not changes in credit quality. Therefore, no allowance for credit losses was recorded at that time.
During the years ended June 30, 2026 and 2025, there were no sales of securities available for sale. During the year ended June 30, 2024, proceeds from sales of securities available for sale totaled $104.1 million and resulted in no gross gains and gross losses of $18.1 million. There were no sales of held to maturity securities during the years ended June 30, 2026, 2025 and 2024.

The following table sets forth the carrying value of our securities portfolio at the dates indicated:

	At June 30,
	2026	2025
	(In Thousands)
Debt securities available for sale:
Obligations of state and political subdivisions	$—	$—
Asset-backed securities	38,062	59,498
Collateralized loan obligations	233,659	323,245
Corporate bonds	152,169	140,117
Total debt securities available for sale	423,890	522,860

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	24,121	—
Residential pass-through securities	388,103	357,319
Commercial pass-through securities	128,255	132,790
Total mortgage-backed securities available for sale	540,479	490,109

Total securities available for sale	964,369	1,012,969

Debt securities held to maturity:
Obligations of state and political subdivisions	4,487	7,553
Total debt securities held to maturity	4,487	7,553

Mortgage-backed securities held to maturity:
Residential pass-through securities	90,178	100,482
Commercial pass-through securities	12,149	12,182
Total mortgage-backed securities held to maturity	102,327	112,664

Total securities held to maturity	106,814	120,217

Total securities	$1,071,183	$1,133,186

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of our securities portfolio at June 30, 2026. This table shows contractual maturities and does not reflect re-pricing or the effect of prepayments. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. At June 30, 2026, securities with a carrying value of $50.5 million are callable within one year.

	At June 30, 2026
	One Year or Less		One to Five Years		Five to Ten Years		More Than Ten Years		Total Securities
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Fair Market Value
	(Dollars In Thousands)
Debt securities:
Obligations of state and political subdivisions	$2,800	2.38%	$1,687	2.46%	$—	—%	$—	—%	$4,487	2.41%	$4,466
Asset-backed securities	—	—	—	—	—	—	38,063	4.76	38,063	4.76	38,063
Collateralized loan obligations	—	—	274	5.11	96,030	5.79	137,354	5.23	233,658	5.46	233,658
Corporate bonds	—	—	21,499	6.86	124,687	5.84	5,983	6.25	152,169	6.00	152,169

Mortgage-backed securities:
Collateralized mortgage obligations (1)	—	—	—	—	—	—	24,121	5.43	24,121	5.43	24,121
Residential pass-through securities (1)	—	—	—	—	135	5.26	478,146	2.81	478,281	2.81	467,839
Commercial pass-through securities (1)	—	—	12,149	1.80	—	—	128,255	3.02	140,404	2.93	139,058
Total securities	$2,800	2.38%	$35,609	4.94%	$220,852	5.82%	$811,922	3.39%	$1,071,183	3.89%	$1,059,374
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
Our liquidity could be reduced if a significant amount of certificates of deposit maturing within a short period were not renewed. At June 30, 2026 and 2025, certificates of deposit maturing within one year were $1.87 billion and $1.91 billion, respectively. Historically, a significant portion of the certificates of deposit remain with us after they mature.
At June 30, 2026, $1.50 billion or 77.5% of our certificates of deposit were certificates of $100,000 or more compared to $1.50 billion or 76.0% at June 30, 2025. Excluding brokered certificates of deposit, $747.0 million or 63.1% of our certificates of deposit were certificates of $100,000 or more at June 30, 2026. The general level of market interest rates and money market conditions significantly influence deposit inflows and outflows. The effects of these factors are particularly pronounced on deposit accounts with larger balances. In particular, certificates of deposit with balances of $100,000 or greater are traditionally viewed as being a more volatile source of funding than comparatively lower balance certificates of deposit or non-maturity transaction accounts. In order to retain certificates of deposit with balances of $100,000 or more, we may have to pay a premium rate, resulting in an increase in our cost of funds. To the extent that such deposits do not remain with us, they may need to be replaced with wholesale funding.
Our sources of wholesale funding included brokered certificates of deposit whose balances totaled approximately $757.2 million, or 13.3% of total deposits, at June 30, 2026. We utilize brokered certificates of deposit as an alternative to other forms of wholesale funding, including borrowings, when interest rates and market conditions favor the use of such deposits. For a portion of our short-term brokered certificates of deposit we utilized interest rate contracts to effectively extend their duration and to fix their cost.

The following table sets forth the distribution of average deposits for the periods indicated and the weighted average nominal interest rates for each period on each category of deposits presented:

	For the Years Ended June 30,
	2026			2025			2024
	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate
	(Dollars In Thousands)
Non-interest-bearing deposits	$649,262	11.44%	—%	$597,197	10.75%	—%	$595,266	11.14%	—%
Interest-bearing demand	2,334,641	41.14	2.49	2,335,972	42.04	2.86	2,308,893	43.19	2.91
Savings	758,820	13.37	1.35	721,115	12.98	1.25	662,981	12.40	0.50
Certificates of deposit	1,931,632	34.04	3.12	1,902,026	34.23	3.39	1,778,682	33.27	2.92
						.
Total average deposits	$5,674,355	100.00%	2.27%	$5,556,310	100.00%	2.53%	$5,345,822	100.00%	2.29%
As of June 30, 2026 and 2025, the aggregate amount of certificates of deposit of $250,000 and over was $1.0 billion in each period, respectively. The following table presents the time remaining until maturity of those certificates of deposit as of June 30, 2026:

At June 30,
2026
(In Thousands)
Maturity Period
Within three months	$830,855
Three through six months	84,861
Six through twelve months	89,985
Over twelve months	15,840

Total certificates of deposit	$1,021,541
The following table sets forth the amount and maturities of certificates of deposit at June 30, 2026:

	At June 30, 2026
	Within One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years to Four Years	Over Four Years to Five Years	Over Five Years	Total
	(In Thousands)
Interest Rate
0.00 - 0.99%	$65,298	$8,944	$3,270	$1,201	$406	$—	$79,119
1.00 - 1.99%	56,439	1,903	—	—	—	—	58,342
2.00 - 2.99%	44,312	4,464	171	3,445	6,977	—	59,369
3.00 - 3.99%	1,695,880	26,091	102	2,885	6,580	—	1,731,538
4.00 - 4.99%	12,285	—	—	—	—	—	12,285
5.00 - 5.99%	—	—	—	23	—	—	23

Total certificates of deposit	$1,874,214	$41,402	$3,543	$7,554	$13,963	$—	$1,940,676
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
At June 30, 2026, we had $950.0 million of FHLB advances outstanding at a weighted average interest rate of 3.85%. At June 30, 2025, we had $1.11 billion of FHLB advances outstanding, excluding a net fair value adjustment of $9,000, at a weighted average interest rate of 4.36%.
Our FHLB advances mature as follows:

	At June 30,
	2026	2025
	(In Thousands)
By remaining period to maturity:
Less than one year	$750,000	$906,500
One to two years	200,000	—
Two to three years	—	200,000
Three to four years	—	—
Four to five years	—	—
Greater than five years	—	—
Total advances	950,000	1,106,500
Fair value adjustments	—	(9)
Total advances, net of fair value adjustments	$950,000	$1,106,491
At June 30, 2026, we utilized interest rate contracts to effectively extend the duration and fix the cost of our FHLB advances maturing in less than one year.
Based upon the market value of investment securities and mortgage loans that are posted as collateral for FHLB advances at June 30, 2026, we are eligible to borrow up to an additional $351.6 million of advances from the FHLB as of that date. We are further authorized to post additional collateral in the form of other unencumbered investments securities and eligible mortgage loans that may expand our borrowing capacity with the FHLB up to 30% of our total assets. Additional borrowing capacity up to 50% of our total assets may be authorized with the approval of the FHLB’s Board of Directors or Executive Committee.
In addition, we had the capacity to borrow additional funds totaling $835.0 million via unsecured overnight borrowings from other financial institutions and $1.30 billion from the FRB without pledging additional collateral.
The balance of borrowings at June 30, 2026 included overnight line of credit borrowings from the FHLB totaling $200.0 million. There were no unsecured overnight borrowings from other financial institutions at June 30, 2026.
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
At June 30, 2026, our derivative instruments were comprised of interest rate swaps, caps and a floor with a total notional amount of $2.88 billion. These instruments are intended to manage the interest rate exposure relating to certain wholesale funding positions and assets that were outstanding at June 30, 2026.
Additional information regarding our use of interest rate derivatives and our hedging activities is presented in Note 1 and Note 11 to the audited consolidated financial statements.

Subsidiary Activity
At June 30, 2026, Kearny Bank was the only wholly-owned operating subsidiary of Kearny Financial Corp. As of that date, Kearny Bank had three wholly-owned subsidiaries, CJB Investment Company, 189-245 Berdan Avenue LLC and Kearny Wealth Management LLC. CJB Investment Company is a New Jersey Investment Company and remained active through the three-year period ended June 30, 2026. 189-245 Berdan Avenue LLC was formed during the year ended June 30, 2023 for the purpose of ownership and operation of commercial real estate. The Kearny Wealth Management LLC subsidiary was formed in February 2024 for the purpose of providing insurance brokerage services via a third-party service provider.
Human Capital Resources

At Kearny Financial Corp., our employees are fundamental to achieving our strategic objectives and delivering long-term value to clients, shareholders, and the communities we serve. We believe our success is driven by the quality, engagement, and dedication of our workforce and by fostering a culture rooted in integrity, accountability, collaboration, and service.

We are committed to attracting, developing, and retaining talented employees and fostering a workforce with the skills, experience, and perspectives needed to serve our clients, support our communities, and drive long-term success. Our human capital strategy is focused on supporting employee growth and well-being, promoting a positive and inclusive workplace culture, and providing competitive compensation and benefits that align employee interests with organizational success. As of June 30, 2026, we employed 549 employees (502 full-time employees and 47 part-time) across our banking and corporate operations of which 57.0% were female and 43.0% were male. Kearny Bank employees had an average tenure of 8.3 years.

Culture and Employee Engagement. Our culture is guided by our core values and emphasizes teamwork, professionalism, ethical conduct, accountability, and client service. We strive to maintain a workplace where employees feel respected, valued, and empowered to contribute their ideas and talents.

Led by the Bank's Director of Engagement, our employee engagement initiatives are designed to strengthen workplace connections, support employee development, reinforce our culture and promote organizational effectiveness. Senior management and Human Resources regularly assess employee feedback, workforce trends, and talent development initiatives to foster employee engagement, support professional growth, and enhance overall organizational performance. During fiscal 2026, we conducted our third annual Employee Engagement Survey, which continues to provide valuable insights to guide future programming and employee-focused initiatives across the Bank.

Talent Acquisition and Workforce Development. Our ability to attract and retain top talent is critical to our long-term success. We maintain a disciplined talent acquisition process designed to identify candidates who possess the skills, experience, and values necessary to support our strategic objectives and client-focused culture. We seek to broaden candidate pools by continuing to expand recruiting channels to attract high-quality talent throughout our operating footprint.

Investing in employee development is a key component of our human capital strategy. We strive to create opportunities for career advancement and, whenever practical, promote from within to capitalize on the strength, experience, and institutional knowledge of our workforce. Our human capital efforts emphasize fair employment practices, equal opportunities, and a workplace culture that recognizes and rewards merit, performance and professional achievement. We support employee growth through education, training, and development programs that help employees enhance their skills, advance their careers and contribute to the Company’s long-term success.

Training. We support professional development through leadership development programs, educational assistance, certification and licensing support, tuition reimbursement, career mentoring, employee resource groups, and access to more than 1,000 courses through the Kearny Bank Learning Center. Collectively, these resources help employees build the skills, knowledge, and experience, support career advancement opportunities, and contribute to the retention and development of a strong pipeline of future leaders across the organization.

During fiscal 2026, we expanded our learning curriculum by introducing the Foundations of Management Series, a four-course program designed to strengthen leadership capabilities and to equip our managers with the skills, tools, and confidence needed to lead effectively. We also launched three new courses focused on strengthening business acumen and providing employees with the knowledge and resources necessary to build and deepen client relationships and support clients to achieve business objectives.

To support the Company's strategic focus on relationship growth, we continue to align employee training with the skills needed to become trusted advisors to our clients. Through a combination of webinars, instructor-led training, in-person workshops, and curated learning resources, employees gain the knowledge and tools necessary to strengthen client relationships and deliver exceptional client experience.

Total Rewards. We offer a comprehensive total rewards program designed to attract, motivate, and retain qualified employees. Our compensation philosophy aligns pay with performance and market competitiveness while supporting both individual and organizational achievement.

Employee compensation consists of a combination of base salary, incentive compensation opportunities , and, for eligible employees, equity-based awards. Our compensation programs are designed to attract, motivate and retain talented employees by aligning compensation with performance, organizational results and long-term success of the Company. We periodically review our compensation practices to support market competitiveness, internal consistency, and alignment with the Company's strategic objectives.

We provide eligible employees with a broad range of benefits, including medical, dental and vision coverage, Flexible Spending Accounts, disability protection, life insurance, employee assistance resources, paid time off programs, and retirement benefits. Eligible employees may participate in our 401(k) plan, which includes a company matching contribution, and our Company-funded Employee Stock Ownership Plan ("ESOP"), which enables employees to share in the long-term success of the organization.

Health and Wellness. Supporting the health and well-being of our employees remains an important component of our human capital strategy. We offer a variety of resources and benefits designed to support employees’ physical, emotional, and financial well-being. During fiscal 2026, we enhanced these efforts through weekly Wellness Wednesday programs, educational Lunch & Learn sessions, and hosted our annual health fair, which collectively promote healthy habits, well-being and employee engagement.

Community Involvement. We also encourage employees to participate in charitable and community service activities that strengthen the communities we serve and reinforce our longstanding commitment to corporate citizenship, including opportunities to volunteer during working hours.

Financial education remains a key priority for Kearny Bank and an important way we support individuals, families, businesses, and local organizations. Our team members lead seminars and outreach programs that offer practical guidance to help participants make informed financial decisions. Our efforts include financial literacy to both school age children and adults, fraud prevention seminars, first-time homebuyer education and support for women in business through our ChangeMakers initiative. By sharing practical knowledge and resources, Kearny Bank continues to strengthen financial confidence, promote economic empowerment, and deepen our community connections.

We are also committed to various outreach programs to help the underserved populations such as backpack collections, food drives, toy donations, and professional attire drives for women re-entering the workforce.

Performance Management and Leadership Development. We maintain a performance management framework that aligns employee performance with the organization’s strategic priorities, promotes accountability, and supports professional growth. Our review process emphasizes individual contributions, leadership, technical expertise, collaboration, integrity, and client service, while providing meaningful feedback and development opportunities. As part of our performance management program, we also invest in leadership development through coaching, targeted learning opportunities, and succession planning efforts designed to promote organizational continuity.

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
Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. At June 30, 2026, Kearny Bank has exercised the opt-out election regarding the treatment of Accumulated Other Comprehensive Income.
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
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a capital conservation buffer consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. At June 30, 2026, Kearny Bank exceeded all regulatory capital requirements.
In assessing an institution’s capital adequacy, the FDIC takes into consideration, not only these numeric factors, but also qualitative factors. The FDIC has the authority to establish higher capital requirements for individual institutions where deemed necessary.
Depository institutions and their holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria may elect to use the optional community bank leverage ratio framework, which requires maintaining a leverage ratio of greater than 9.0% to satisfy the regulatory capital requirements, including the risk-based requirements. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. Kearny Bank did not opt into the community bank leverage ratio framework as of June 30, 2026.
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
As of June 30, 2026, Kearny Bank was well capitalized.
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
In October 2023, the FDIC, the Office of the Comptroller of the Currency and the Federal Reserve Board issued a final rule to modernize the regulations implementing the CRA. The final rule, which takes effect in phases beginning January 1, 2026, with full applicability by January 1, 2027, revises the framework for evaluating an institution's CRA performance by, among other things, establishing new assessment areas for certain bank activities conducted outside of facility-based areas, introducing metrics-based benchmarks for evaluating retail lending performance, and updating community development definitions and qualifying activities. As a large bank under the final rule, Kearny Bank will be evaluated under a Retail Lending Test, a Retail Services and Products Test, a Community Development Financing Test and a Community Development Services Test. The Company is actively preparing for implementation of the updated CRA framework and does not currently expect the final rule to have a material adverse effect on its business or financial condition.
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
Consolidated Capital Requirements. Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions (including the community bank leverage ratio alternative) apply to savings and loan holding companies with $3 billion or more of consolidated assets, including Kearny Financial. Kearny Financial was in compliance with the holding company capital requirements and the capital conservation buffer as of June 30, 2026.
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

Qualified Thrift Lender Test. In order for Kearny Financial to be regulated by the Federal Reserve Board as a savings and loan holding company (rather than as a bank holding company), Kearny Bank must remain a qualified thrift lender under applicable law or satisfy the domestic building and loan association test under the Internal Revenue Code. Under the qualified thrift lender test, an institution is generally required to maintain at least 65% of its portfolio assets (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangible assets, including goodwill; and (iii) the value of property used to conduct business) in certain qualified thrift investments (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine months out of each 12 month period. As of June 30, 2026, Kearny Bank met the qualified thrift lender test.
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
Interest Rate
Changes in market interest rates and the interest rate environment may adversely affect our business, financial condition and results of operations.
We derive our income mainly from the difference or spread between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings and other interest-bearing liabilities. As such, our earnings are highly sensitive to changes in market interest rates, which directly influence the relationship between the yields on our interest-earning assets and the costs of our interest-bearing liabilities. Because the repricing characteristics of our interest-earning assets and interest-bearing liabilities are not perfectly matched, changes in market interest rates may alter the spread between asset yields and funding costs, resulting in fluctuations in net interest margin.
In particular, if funding costs increase more rapidly than asset yields, or if asset yields decline more rapidly than funding costs, our net interest margin and net interest income could be adversely affected. Changes in interest rates may also affect the economic value of our assets, liabilities and stockholders’ equity, which could adversely impact our financial condition and results of operations.
We are unable to predict changes in market interest rates, which are affected by many factors beyond our control, including inflation, unemployment, money supply, governmental policy, monetary policy actions of the Federal Open Market Committee ("FOMC"), the imposition of tariffs, domestic and international events and changes in the United States and other financial markets.
A significant portion of our assets consists of investment securities, which generally yield less than loans and are classified as available for sale, potentially contributing to increased volatility in our equity.
Our net interest margin is lower than it would have been if a higher proportion of our interest-earning assets consisted of loans. Additionally, at June 30, 2026, $964.4 million, or 90.0% of our investment securities, are classified as available for sale and reported at fair value with unrealized gains or losses excluded from earnings and reported in other comprehensive income, which affects our reported equity. Accordingly, given the significant size of the investment securities portfolio classified as available for sale and due to possible mark-to-market adjustments of that portion of the portfolio resulting from market conditions, we may experience greater volatility in the value of reported equity. Moreover, given that we actively manage our investment securities portfolio classified as available for sale, we may sell securities which could result in a realized loss, thereby reducing our net income.
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
Loan repricing and refinancing risk may adversely affect borrower performance.
As of June 30, 2026, a significant portion of our loan portfolio is scheduled to reset or mature during fiscal 2027. Many of these loans were originated in calendar 2021 and 2022 at interest rates below current market levels. As these loans reprice, mature, or require refinancing, borrowers may face higher borrowing costs and increased debt service obligations. Higher interest rates and tighter credit conditions may adversely affect borrowers' cash flows, financial condition, and ability to obtain replacement financing on acceptable terms. As a result, some borrowers may experience difficulty meeting their repayment obligations, which could lead to increased delinquencies or defaults. Any such deterioration in borrower performance could adversely affect our asset quality and operating results.

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
Our commercial real estate lending exposes us to additional risk.
Our commercial real estate (“CRE”) lending exposes us to greater risks than one- to four-family residential lending. Unlike single-family, owner-occupied residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from employment and other income sources, and are secured by real property whose value tends to be more easily ascertainable and realizable, the repayment of commercial real estate loans typically is dependent on the successful operation, occupancy levels, rental income and cash flows generated by the underlying property, all of which can be significantly affected by economic conditions.
In addition, commercial real estate loans generally carry larger balances to single borrowers or related groups of borrowers than one- to four-family mortgage loans, which increases the financial impact of a borrower’s default.
The risk exposure from our increased commercial real estate lending is also a function of the markets in which we operate. Our commercial real estate lending activity is generally focused on borrowers domiciled, and real estate located, within the states of New Jersey and New York. Regional risk factors and changes to local laws and regulations, including changes to rent regulations or foreclosure laws, may present greater risk than a more geographically diversified portfolio.
Our increased commercial and industrial and construction loan originations exposes us to increased credit risk.
We have increased our originations of commercial and industrial and construction loans, which generally have more risk than both one- to four-family residential and commercial mortgage loans. Since repayment of commercial and industrial and construction loans may depend on the successful operation of the borrower’s business or the successful completion of a construction project, repayment of such loans can be affected by adverse conditions in the real estate market or the local economy. If we continue to increase our originations of these loans, it may be necessary to increase the level of our allowance for credit losses because of the increased risk characteristics associated with these types of loans. Any such increase to our allowance for credit losses would adversely affect our earnings.
We have a significant concentration in commercial real estate loans. If our regulators were to curtail our commercial real estate lending activities, our earnings and/or dividend paying capacity could be adversely affected.
In 2006, the FDIC, the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “Guidance”). The Guidance provides that a bank’s commercial real estate lending exposure may receive increased supervisory scrutiny when total non-owner occupied commercial real estate loans, including loans secured by multi-family property, and construction loans, represent 300% or more of an institution’s total risk-based capital and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Our level of non-owner occupied commercial real estate equaled 515% of Bank total risk-based capital at June 30, 2026, however our commercial real estate loan portfolio has decreased during the preceding 36 months.
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
At June 30, 2026, we had investment securities with fair values of approximately $1.06 billion. The valuation and liquidity of our securities could be adversely impacted by reduced market liquidity, increased normal bid-asked spreads and increased uncertainty of market participants, which could reduce the market value of our securities, including those with no apparent credit exposure. The valuation of our securities requires judgment and as market conditions change security values may also change. Significant negative changes to valuations could result in impairments in the value of our securities portfolio, which could have an adverse effect on our financial condition or results of operations.
Our investments in corporate and municipal debt securities, subordinated debt securities and collateralized loan obligations expose us to additional credit risks.
The composition and allocation of our investment portfolio has historically emphasized U.S. agency mortgage-backed securities and U.S. agency debentures. While such assets remain a significant component of our investment portfolio at June 30, 2026, prior enhancements to our investment policies, strategies and infrastructure have enabled us to diversify the composition and allocation of our securities portfolio. Such diversification has included investing in corporate debt, municipal obligations, subordinated debt securities issued by financial institutions and collateralized loan obligations. With the exception of collateralized loan obligations, these securities are generally backed only by the credit of their issuers while investments in collateralized loan obligations generally rely on the structural characteristics of an individual tranche within a larger investment vehicle to protect the investor from credit losses arising from borrowers defaulting on the underlying securitized loans.
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
Among other sources of funds, we rely on wholesale funding, including short- and long-term borrowings and brokered deposits, to provide funds with which to make loans, purchase investment securities and provide for other liquidity needs. On June 30, 2026, wholesale funding totaled $1.9 billion, or approximately 24.8% of total assets.
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
Liquidity is essential to our business. We rely on our ability to gather deposits, make investments and effectively manage the repayment and maturity schedules of loans to ensure that there is adequate liquidity to fund our operations and pay our obligations. An inability to raise funds through deposits, borrowings, the sale and maturities of loans and securities and other sources could have a substantial negative effect on liquidity. Our most important source of funds is deposits. Deposit balances can decrease when customers perceive alternative investments, cash management solutions or payment technologies as providing a more attractive risk/return, convenience or utility proposition. Such preferences may be influenced by changes in interest rates, local and national economic conditions, the availability and attractiveness of competing products, including U.S. dollar-denominated stablecoins and other digital asset-based alternatives, and perceptions regarding the stability of the financial services industry generally and our institution specifically. Further, the demand for deposits may be reduced due to a variety of factors such as demographic patterns, changes in customer preferences, reductions in consumers’ disposable income, the monetary policy of the FRB, regulatory actions that decrease customer access to particular products, or the emergence and increased adoption of alternative payment, savings and transaction platforms. In particular, the growing acceptance of U.S. dollar-denominated stablecoins and other digital asset-based payment technologies may provide consumers and businesses with alternatives to traditional bank deposits for storing value and conducting transactions. To the extent customers shift funds from bank deposits to stablecoins, money market funds or other competing cash management products, we could experience deposit outflows, increased funding competition and higher funding costs. Such developments could reduce a relatively low-cost source of funding, negatively affect net interest income, liquidity and profitability, and require us to offer more competitive deposit rates or seek alternative funding sources.
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
Public funds deposits are a notable source of funds for our lending and investment activities. At June 30, 2026, $638.8 million, or 11.2% of our total deposits, consisted of public funds deposits from local government entities in the state of New Jersey, such as townships, counties, school districts and charter schools. These deposits are collateralized by letters of credit from the FHLB or through the pledge of eligible investment securities. Given our reliance on these typically high-average balance public funds deposits as a source of funds, our inability to retain such funds could adversely affect our liquidity. Further, our public funds deposits are primarily floating rate interest-bearing demand deposit accounts and therefore their pricing is more sensitive to changes in interest rates. If we are forced to pay higher rates on our public funds accounts to retain those funds, or if we are unable to retain such funds and we are forced to rely on other sources of funds for our lending and investment activities, such as borrowings from the FHLB, the interest expense associated with these other funding sources may be higher than the rates we are currently paying on our public funds deposits, which would adversely affect our net interest income.
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
Although inflation has decreased significantly from the elevated levels experienced at the end of 2021 and through the first half of calendar 2024, inflation levels continue to exceed the Federal Reserve’s long-term target of 2.0%. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to the Company to increase, which has and could continue to adversely affect our results of operations and financial condition.
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
Acts of terrorism, severe weather, public health issues, geopolitical events and other external factors could impact our ability to conduct business.
Financial institutions have been, and continue to be, targets of terrorist threats and other malicious activities designed to disrupt operations, compromise information systems and impair communications. In addition, the metropolitan New York area and northern New Jersey remain central targets for acts of terrorism and other disruptive events. Severe weather events, natural disasters, public health emergencies, military conflicts, geopolitical tensions and other external events may disrupt our operations, damage our facilities, impair access to critical infrastructure and technology systems, and adversely affect the communities and local economies in which we operate.
These events may also impair the ability of our borrowers to repay their loans, increase loan delinquencies, nonperforming assets and foreclosures, reduce demand for our products and services, and decrease the value of collateral securing our loans, particularly real estate collateral. Such events may also result in increased expenses, operational disruptions, reductions in revenue and adverse impacts on our capital and liquidity levels.
While we maintain business continuity and disaster recovery plans and regularly test our recovery procedures, there can be no assurance that such measures will be sufficient to prevent or mitigate the effects of these events. The occurrence of any such event, including a sudden or prolonged downturn in domestic or global markets resulting from these factors, could have a material adverse effect on our business, financial condition and results of operations.
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
Information Security and Use of Artificial Intelligence Technologies
Cybersecurity threats, technology failures and information security risks could result in operational disruptions, financial losses and reputational harm.
Information technology systems are critical to our business and support key functions, including client relationship management, financial reporting, securities investments, deposit processing, loan servicing and other operational activities. Despite the controls, policies and procedures we maintain to monitor and mitigate technology, operational and information security risks, our systems, as well as those of our third-party service providers, remain vulnerable to cybersecurity incidents, system failures, service interruptions, processing errors and other performance disruptions. The financial services industry has experienced an increase in the frequency and sophistication of cyber-attacks, including attempts to gain unauthorized access to systems, misappropriate assets or confidential information, corrupt data, disrupt operations and facilitate fraud.

We rely on third-party service providers, including core processors, cloud service providers, payment, clearing and settlement networks, and other technology partners, many of which are beyond our direct control. We also rely on senior management, information security personnel and external consultants to support the identification, assessment, monitoring and management of cybersecurity and information security risks, and our Board of Directors' oversight of such risks depends in part on information, analysis and recommendations provided by these individuals.
Failures, disruptions, security breaches or unauthorized disclosures involving our systems, those of our third-party service providers, or deficiencies in the oversight, assessment or management of cybersecurity risks could impair our operations, disrupt client access to products and services, compromise sensitive information and expose us to fraud losses. In addition, our clients are increasingly targeted by cyber-attacks, identity theft and other fraudulent activity, which could result in account compromise, financial loss and reputational harm to us, regardless of whether the underlying event originates within our systems or those of third parties. Any such event could result in operational disruption, loss of customers, reputational damage, litigation, regulatory scrutiny, remediation costs and other liabilities, any of which could have a material adverse effect on our business, financial condition and results of operations.
Our use of artificial intelligence, robotic process automation, and other emerging technologies may increase operational, compliance, cybersecurity, and third-party risks.
We have made and expect to continue to make investments to integrate artificial intelligence (“AI”), including generative artificial intelligence, machine learning technologies, robotic process automation (“RPA”), and other emerging technologies into our solutions to enhance operational efficiency, scalability, customer service, and decision making. We also rely on third-party vendors, service providers, and business partners that use or support these technologies in delivering services to us. The use of AI and RPA introduces operational, compliance, cybersecurity, model risk, and third-party risks. These technologies may generate inaccurate, incomplete, biased, or unreliable outputs, experience design or programming errors, fail to operate as intended, or be improperly implemented, monitored, or governed. Such failures could result in processing errors, data inaccuracies, ineffective internal controls, customer service disruptions, regulatory compliance issues, reporting errors, or adverse customer outcomes. In addition, the use of AI and automation may increase risks related to data privacy, information security, fraud, and unauthorized access to confidential information.
Our dependence on third-party technology providers exposes us to risks associated with vendor performance, operational resiliency, cybersecurity practices, service disruptions, and the availability of specialized technology providers. Furthermore, the legal and regulatory framework governing AI and other emerging technologies continues to evolve, and new laws, regulations, or supervisory expectations could increase compliance costs, restrict the use of certain technologies, or require changes to our governance and risk management practices. Failure to effectively manage these risks, whether by us or our third-party providers, could result in financial loss, regulatory scrutiny, litigation, reputational harm, or other adverse effects on our business and results of operations.
As AI technologies continue to evolve, we may be required to invest in enhanced governance, monitoring, and compliance frameworks to manage these risks effectively.
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
Multifamily loans generally involve risks associated with legislation and government regulations involving rent control, rent stabilization and tenant protection measures, which are outside of our control and could impair the value of the collateral securing such loans or the future cash flows of such properties. In particular, certain of our multifamily loans are secured by properties located in New York City, where rent-regulation laws and related housing policies may limit a property owner's ability to increase rents, recover rising operating costs or otherwise enhance property cash flow.
In addition, future legislative, regulatory or policy changes affecting rent-regulated housing, including expanded tenant protections or additional limitations on rent increases, could adversely affect the operating performance and value of multifamily properties. As a result, rental income may not increase sufficiently to offset rising expenses, including taxes, insurance, utilities and maintenance costs. Any reduction in borrower cash flows or collateral values could impair a borrower's ability to repay its loan obligations and adversely affect our business, financial condition and results of operations.
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
Business Issues
We may be required to recognize goodwill impairment charges in future periods.
At June 30, 2026, our goodwill totaled $113.5 million. We are required to periodically test our goodwill for impairment. The impairment testing process considers a variety of factors, including the current market price of our common stock, the estimated net present value of our assets and liabilities, and information concerning the terminal valuation of similarly situated insured depository institutions. If an impairment determination is made in a future reporting period, our earnings and the book value of goodwill will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our common stock or our regulatory capital levels, but recognition of such an impairment loss could significantly restrict Kearny Bank’s ability to make dividend payments to Kearny Financial and therefore adversely impact our ability to pay dividends to stockholders.
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
At June 30, 2026, the Company operated 40 branch offices located in Bergen, Essex, Hudson, Middlesex, Monmouth, Morris, Ocean, Passaic, Somerset and Union counties, New Jersey and Kings and Richmond counties, New York. At June 30, 2026, 18 of our branch offices are leased with remaining terms between nine months and seven years. At June 30, 2026, our net investment in property and equipment totaled $42.4 million.
Additional information regarding our properties as of June 30, 2026, is presented in Note 7 to the audited consolidated financial statements.
Item 3. Legal Proceedings
We are, from time to time, party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At June 30, 2026, there were no lawsuits pending or known to be contemplated against us that would be expected to have a material effect on operations or income.
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
As of August 19, 2026, there were 3,659 registered holders of record of the Company’s common stock. Certain shares of the Company are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
(b) Use of Proceeds. Not applicable.
(c) Issuer Purchases of Equity Securities. The Company did not repurchase any shares of its common stock during the fourth quarter of the fiscal year ended June 30, 2026.

Stock Performance Graph. The following graph compares the cumulative total shareholder return on the Company’s common stock with the cumulative total return on the NASDAQ Composite Index and a peer group of the S&P U.S. SmallCap Banks Index, in each case assuming an investment of $100 as of June 30, 2021. Total return assumes the reinvestment of all dividends.

Total Return Performance
Kearny Financial Corp.
Nasdaq Composite Index
S&P U.S. SmallCap Banks Index
Index Value
200
150
100
50
0
06/30/21
06/30/22
06/30/23
06/30/24
06/30/25
06/30/26

	At June 30,
	2021	2022	2023	2024	2025	2026
Kearny Financial Corp.	$100.00	$96.12	$63.97	$59.39	$66.63	$103.94
NASDAQ Composite Index	$100.00	$76.57	$96.59	$125.19	$144.81	$187.50
S&P U.S. SmallCap Banks Index	$100.00	$92.52	$75.28	$92.59	$114.46	$148.18
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
Critical Accounting Policies and Estimates
Our accounting policies are integral to understanding the results reported. We describe them in detail in Note 1 to our audited consolidated financial statements. In preparing the audited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the Consolidated Statements of Financial Condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates. A material estimate that is particularly susceptible to significant changes relates to the determination of the allowance for credit losses.
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
Management believes the following information may enable investors to better understand the changes in our ACL. Our ACL totaled $45.5 million and $46.2 million at June 30, 2026 and 2025, respectively. The $695,000 decrease in our ACL was largely attributable to net charge-offs of $2.4 million, partially offset by a provision for credit losses of $1.7 million primarily driven by loan growth and an increase in reserves for individually evaluated loans. The quantitative component of our ACL, which is largely based on the national unemployment rate forecast, increased $152,000. The qualitative component of our ACL, which is largely based on management’s judgment of qualitative loss factors, increased $481,000.
Our ACL totaled $45.5 million at June 30, 2026 and the amount allocated to our collectively evaluated multi-family and nonresidential mortgage loans was $29.3 million, of which $20.4 million was attributable to qualitative loss factors. Changes in management’s judgment of qualitative loss factors could result in a significant change to the ACL. As described in Note 1, qualitative loss factors are applied to each portfolio segment with the amounts judgmentally determined by the relative risk to the most severe loss periods identified in the historical loan charge-offs of a peer group of similar-sized regional banks. At June 30, 2026, the weighted average historical loss rate for multi-family and nonresidential mortgages loans during the most severe peer group loss periods was 1.62%.
Management performed a hypothetical sensitivity analysis to understand the impact of a change in a key input on our ACL. At June 30, 2026, if the four-quarter national unemployment rate forecast had been 9% rather than an average of approximately 4.2%, our ACL as a percent of total loans would have increased 56 basis points from 0.77% to 1.33%. This sensitivity analysis includes the impact to both the quantitative and qualitative components of our ACL. Changes in quantitative inputs and qualitative loss factors may not occur in the same direction or magnitude across all segments of our loan portfolio and deterioration in some quantitative inputs and qualitative loss factors may offset improvement in others. This sensitivity analysis does not represent a change to our expectations of the economic environment but provides a hypothetical result to assess the sensitivity of the ACL to a change in a key input. This sensitivity analysis does not incorporate changes to management’s judgment of qualitative loss factors.
Our ACL on individually analyzed loans is determined on an individual basis using the present value of expected cash flows discounted using the loan’s effective interest rate or, for collateral-dependent loans, the fair value of the collateral, less estimated selling costs, as applicable. Our ACL on individually analyzed loans decreased $1.3 million during the year ended June 30, 2026.

Financial Overview
The following financial information and other data in this section are derived from our audited consolidated financial statements and should be read together therewith:

	At June 30,
	2026	2025	2024
	(In Thousands)
Balance Sheet Data:
Cash and equivalents	$114,823	$167,269	$63,864
Assets	7,682,205	7,740,450	7,683,461
Net loans receivable	5,829,829	5,766,746	5,687,848
Investment securities available for sale	964,369	1,012,969	1,072,833
Investment securities held to maturity	106,814	120,217	135,742
Goodwill	113,525	113,525	113,525
Deposits	5,709,625	5,675,217	5,158,123
Borrowings	1,150,000	1,256,491	1,709,789
Stockholders' equity	766,670	745,962	753,571

	For the Years Ended June 30,
	2026	2025	2024
	(Dollars in Thousands, Except Per Share Amounts)
Summary of Operations:
Interest income	$324,313	$324,476	$328,868
Interest expense	169,030	189,533	186,274
Net interest income	155,283	134,943	142,594
Provision for credit losses	1,698	2,366	6,226
Net interest income after provision for credit losses	153,585	132,577	136,368
Non-interest income	22,825	19,052	(1,993)
Non-interest expenses	129,008	120,630	215,151
Income (loss) before taxes	47,402	30,999	(80,776)
Income tax expense	11,138	4,924	5,891
Net income (loss)	$36,264	$26,075	$(86,667)

Per Share Data:
Net income (loss) per share - Basic	$0.58	$0.42	$(1.39)
Net income (loss) per share - Diluted	$0.57	$0.42	$(1.39)
Weighted average number of common shares outstanding (in thousands):
Basic	62,866	62,508	62,444
Diluted	63,220	62,716	62,444
Cash dividends per share	$0.44	$0.44	$0.44
Dividend payout ratio(1)	77.1%	106.1%	(31.9)%
________________________________________
(1)Represents cash dividends declared divided by net income (loss).

	At or For the Years Ended June 30,
	2026	2025	2024
Performance Ratios:
Return on average assets (ratio of net income to average total assets)	0.48%	0.34%	(1.10)%
Return on average equity (ratio of net income to average total equity)	4.80%	3.49%	(10.51)%
Return on average tangible equity (ratio of net income to average tangible equity)(1)	5.71%	4.18%	(13.64)%
Net interest rate spread	1.79%	1.47%	1.57%
Net interest margin	2.18%	1.88%	1.94%
Average interest-earning assets to average interest-bearing liabilities	116.50%	115.21%	114.73%
Efficiency ratio(2)	72.43%	78.33%	153.02%
Non-interest expense to average assets	1.70%	1.58%	2.73%

Asset Quality Ratios:
Non-performing loans to total loans	0.82%	0.78%	0.70%
Non-performing assets to total assets	0.70%	0.59%	0.52%
Net charge-offs to average loans outstanding	0.04%	0.02%	0.17%
Allowance for credit losses to total loans	0.77%	0.79%	0.78%
Allowance for credit losses to non-performing loans	94.99%	101.30%	112.68%

Capital Ratios:
Average equity to average assets	9.97%	9.77%	10.46%
Equity to assets at period end	9.98%	9.64%	9.81%
Tangible equity to tangible assets at period end(3)	8.62%	8.27%	8.43%
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

Comparison of Financial Condition at June 30, 2026 and June 30, 2025
Executive Summary. Total assets decreased by $58.2 million, or 0.8%, to $7.68 billion at June 30, 2026 from $7.74 billion at June 30, 2025. The decrease primarily reflected decreases in cash and cash equivalents and investment securities, partially offset by an increase in net loans receivable.
Investment Securities. Investment securities available for sale decreased by $48.6 million to $964.4 million at June 30, 2026 from $1.01 billion at June 30, 2025. This decrease was largely the result of principal repayments of $322.7 million, partially offset by purchases of $258.3 million and a $15.6 million increase in the fair value of the portfolio.
Investment securities held to maturity decreased by $13.4 million to $106.8 million at June 30, 2026 from $120.2 million at June 30, 2025. The decrease was largely the result of principal repayments of $13.5 million.
Additional information regarding investment securities at June 30, 2026 is presented under “Item 1. Business” of this Annual Report on Form 10-K, as well as in Note 3 to the audited consolidated financial statements.
Loans Held-for-Sale. Loans held-for-sale totaled $6.0 million at June 30, 2026 as compared to $5.9 million at June 30, 2025 and are reported separately from the balance of net loans receivable. Loans held-for-sale consisted of residential mortgage loans in both respective periods. During the year ended June 30, 2026, we sold $128.2 million of residential mortgage loans, resulting in a net gain on sale of $932,000.
Net Loans Receivable. Net loans receivable increased by $63.1 million, or 1.1%, to $5.83 billion at June 30, 2026 from $5.77 billion at June 30, 2025. The increase reflected growth across several lending categories, including commercial and industrial loans and construction loans, partially offset by a decline in multi-family mortgage loans resulting primarily from repayments and payoffs. The resulting shift in portfolio composition is consistent with our ongoing loan portfolio remix strategy and focus on expanding commercial banking relationships. Detail regarding the change in the loan portfolio is presented below:

	June 30, 2026	June 30, 2025	Increase/ (Decrease)
	(In Thousands)
Commercial loans:
Multi-family mortgage	$2,499,894	$2,709,654	$(209,760)
Nonresidential mortgage	1,019,445	986,556	32,889
Commercial and industrial	223,927	138,755	85,172
Construction	263,200	177,713	85,487
Total commercial loans	4,006,466	4,012,678	(6,212)

One- to four-family residential mortgage	1,789,865	1,748,591	41,274

Consumer loans:
Home equity loans	79,844	50,737	29,107
Other consumer	2,387	2,533	(146)
Total consumer loans	82,231	53,270	28,961

Total loans	5,878,562	5,814,539	64,023

Unaccreted yield adjustments	(3,237)	(1,602)	(1,635)
Allowance for credit losses	(45,496)	(46,191)	695

Net loans receivable	$5,829,829	$5,766,746	$63,083
Commercial loan origination volume for the year ended June 30, 2026 totaled $439.7 million, consisting of $166.2 million of commercial mortgage loan originations, $118.5 million of commercial and industrial loan originations and $155.1 million of construction loan disbursements. Purchases of commercial business loans totaled $93.8 million for the same period.

One- to four-family residential mortgage loan origination volume, excluding loans held-for-sale, totaled $154.0 million for the year ended June 30, 2026 and was supplemented with loan purchases totaling $65.6 million. Home equity loan and line of credit origination volume for the same period totaled $43.5 million.
Additional information about our loans at June 30, 2026 is presented under “Item 1. Business” of this Annual Report on Form 10-K, as well as in Note 4 to the audited consolidated financial statements.
Nonperforming Assets. Nonperforming assets increased $7.8 million to $53.4 million, or 0.70% of total assets, at June 30, 2026 from $45.6 million, or 0.59% of total assets, at June 30, 2025. The increase in nonperforming assets was largely attributable to two foreclosed properties with an aggregate carrying value of $5.5 million that were transferred into other real estate owned. The remaining change was primarily attributable to an increase in nonperforming multi-family mortgage loans, partially offset by a decrease in nonperforming residential mortgage loans.
Additional information about nonperforming loans and reportable loan modifications at June 30, 2026 is presented under “Item 1. Business” of this Annual Report on Form 10-K, as well as in Note 4 to the audited consolidated financial statements.
Allowance for Credit Losses. At June 30, 2026, the ACL totaled $45.5 million, or 0.77% of total loans, reflecting a decrease of $695,000 from $46.2 million, or 0.79% of total loans, at June 30, 2025. The decrease was largely attributable to net charge-offs of $2.4 million, partially offset by a provision for credit losses of $1.7 million.
Additional information about the allowance for credit losses at June 30, 2026 is presented under “Item 1. Business” of this Annual Report on Form 10-K, as well as in Note 1 and Note 5 to the audited consolidated financial statements.
Other Assets. The aggregate balance of other assets, including premises and equipment, FHLB stock, interest receivable, goodwill, core deposit intangibles, bank owned life insurance, deferred income taxes, OREO and other assets, decreased by $7.0 million to $660.3 million at June 30, 2026 from $667.3 million at June 30, 2025. The decrease in other assets largely reflected a decrease in the market value of interest rate derivatives and a decrease in FHLB stock, partially offset by an increase in BOLI and the transfer of two foreclosed properties to other real estate owned. The remaining change generally reflected normal operating fluctuations within these line items.
Deposits. Total deposits increased by $34.4 million, or 0.6%, to $5.71 billion at June 30, 2026 from $5.68 billion at June 30, 2025. Included in total deposits are brokered certificates of deposits (“CDs”) of $757.2 million and $757.7 million at June 30, 2026 and 2025, respectively. The increase was driven by growth in deposits from our branch network and digital channels. Deposit balances at June 30, 2026 reflect a migration of $239.9 million from a consumer interest bearing product to a non-interest bearing product as part of the Company’s repricing strategy. The following table sets forth the distribution of, and changes in, deposits, by type, at the dates indicated:

	June 30, 2026	June 30, 2025	Increase/ (Decrease)
	(In Thousands)
Non-interest-bearing deposits	$788,015	$582,045	$205,970

Interest-bearing deposits:
Interest-bearing demand	2,214,432	2,362,222	(147,790)
Savings	766,502	754,376	12,126
Certificates of deposit (retail)	1,183,427	1,218,920	(35,493)
Certificates of deposit (brokered)	757,249	757,654	(405)
Interest-bearing deposits	4,921,610	5,093,172	(171,562)
Total deposits	$5,709,625	$5,675,217	$34,408
Uninsured deposits totaled $2.25 billion as of June 30, 2026, compared to $1.99 billion as of June 30, 2025. Excluding collateralized deposits of state and local governments, and deposits of the Bank’s wholly-owned subsidiary and holding company, uninsured deposits totaled $851.0 million, or 14.9% of total deposits, at June 30, 2026 compared to $813.8 million, or 14.3% of total deposits, at June 30, 2025.
Additional information about our deposits at June 30, 2026 is presented under “Item 1. Business” of this Annual Report on Form 10-K, as well as in Note 9 to the audited consolidated financial statements.

Borrowings. The balance of borrowings decreased by $106.5 million, or 8.5%, to $1.15 billion at June 30, 2026 from $1.26 billion at June 30, 2025 which included overnight borrowings totaling $200.0 million and $150.0 million at June 30, 2026 and 2025, respectively. The decrease was primarily driven by a net decrease in FHLB and other borrowings.
Additional information about our borrowings at June 30, 2026 is presented under “Item 1. Business” of this Annual Report on Form 10-K, as well as in Note 10 to the audited consolidated financial statements.
Other Liabilities. The balance of other liabilities, including advance payments by borrowers for taxes and other miscellaneous liabilities, decreased by $6.9 million to $55.9 million at June 30, 2026 from $62.8 million at June 30, 2025. The change in the balance of other liabilities generally reflected normal operating fluctuations within these line items.
Stockholders’ Equity. Stockholders’ equity increased by $20.7 million to $766.7 million at June 30, 2026 from $746.0 million at June 30, 2025. The increase in stockholders’ equity during the year ended June 30, 2026 largely reflected net income of $36.3 million and $9.1 million in after-tax other comprehensive income, partially offset by $28.0 million in cash dividends. Other comprehensive income during the year ended June 30, 2026 was driven by an increase in the fair value of our available for sale securities, partially offset by a decrease in the fair value of our derivatives portfolio.
Book value per share increased by $0.29 to $11.84 at June 30, 2026 while tangible book value per share increased by $0.30 to $10.07 at June 30, 2026. These increases were driven by the increase in stockholders’ equity, as described above.
Comparison of Operating Results for the Years Ended June 30, 2026 and June 30, 2025
Net Income. Net income for the year ended June 30, 2026 was $36.3 million, or $0.57 per diluted share, an increase of $10.2 million from net income of $26.1 million, or $0.42 per diluted share, for the year ended June 30, 2025. The increase in net income reflected increases in net interest income and non-interest income, partially offset by increases in non-interest expense and income taxes.
Net Interest Income. Net interest income increased by $20.3 million to $155.3 million for the year ended June 30, 2026. The increase between the comparative periods resulted from a decrease of $20.5 million in interest expense, partially offset by a decrease of $163,000 in interest income. Included in net interest income for the years ended June 30, 2026 and 2025, respectively, was purchase accounting accretion of $2.2 million and $2.4 million and loan prepayment penalty income of $2.1 million and $783,000.
Net interest margin increased 30 basis points to 2.18% for the year ended June 30, 2026, from 1.88% for the year ended June 30, 2025. The increase reflected higher loan yields and balances and lower costs on interest-bearing liabilities, partially offset by lower yields and balances on investment securities and other interest-earning assets.

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

	For the Years Ended June 30,
	2026			2025			2024
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$5,806,182	$271,445	4.68%	$5,789,583	$262,992	4.54%	$5,752,496	$256,007	4.45%
Taxable investment securities(2)	1,200,665	46,976	3.91	1,270,262	53,247	4.19	1,438,200	63,313	4.40
Tax-exempt securities (2)	5,800	139	2.39	9,791	234	2.39	14,718	336	2.28
Other interest-earning assets(3)	113,880	5,753	5.05	119,224	8,003	6.71	131,019	9,212	7.03
Total interest-earning assets	7,126,527	324,313	4.55	7,188,860	324,476	4.51	7,336,433	328,868	4.48
Non-interest-earning assets	455,386			459,986			541,859
Total assets	$7,581,913			$7,648,846			$7,878,292

Interest-bearing liabilities:
Interest-bearing demand	$2,334,641	$58,220	2.49	$2,335,972	$66,835	2.86	$2,308,893	$67,183	2.91
Savings	758,820	10,248	1.35	721,115	9,011	1.25	662,981	3,293	0.50
Certificates of deposit (retail)	1,196,452	40,056	3.35	1,213,015	46,888	3.87	1,278,535	41,762	3.27
Certificates of deposit (brokered)	735,180	20,137	2.74	689,011	17,524	2.54	500,147	10,176	2.03
Total interest-bearing deposits	5,025,093	128,661	2.56	4,959,113	140,258	2.83	4,750,556	122,414	2.58
FHLB advances	990,612	36,402	3.67	1,131,662	42,014	3.71	1,458,941	53,948	3.70
Other borrowings	101,712	3,967	3.90	149,041	7,261	4.87	184,768	9,912	5.36
Total borrowings	1,092,324	40,369	3.70	1,280,703	49,275	3.85	1,643,709	63,860	3.89
Total interest-bearing liabilities	6,117,417	169,030	2.76	6,239,816	189,533	3.04	6,394,265	186,274	2.91
Non-interest-bearing liabilities(4)	708,958			662,028			659,710
Total liabilities	6,826,375			6,901,844			7,053,975
Stockholders' equity	755,538			747,002			824,317
Total liabilities and stockholders' equity	$7,581,913			$7,648,846			$7,878,292

Net interest income		$155,283			$134,943			$142,594
Interest rate spread(5)			1.79%			1.47%			1.57%
Net interest margin(6)			2.18%			1.88%			1.94%
Ratio of interest-earning assets to interest-bearing liabilities	1.16			1.15			1.15
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
(4)Includes average balances of non-interest-bearing deposits of $649.3 million, $597.2 million and $595.3 million for the years ended June 30, 2026, 2025 and 2024, respectively.
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

	Year Ended June 30, 2026 versus Year Ended June 30, 2025			Year Ended June 30, 2025 versus Year Ended June 30, 2024
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest and dividend income
Loans receivable	$719	$7,732	$8,451	$1,688	$5,297	$6,985
Taxable investment securities	(2,825)	(3,445)	(6,270)	(7,145)	(2,921)	(10,066)
Tax-exempt securities	(95)	—	(95)	(117)	15	(102)
Other interest-earning assets	(345)	(1,905)	(2,250)	(803)	(406)	(1,209)
Total interest-earning assets	(2,546)	2,382	(164)	(6,377)	1,985	(4,392)

Interest expense:
Interest-bearing demand	(38)	(8,578)	(8,616)	795	(1,143)	(348)
Savings	489	748	1,237	316	5,402	5,718
Certificates of deposit	990	(5,209)	(4,219)	3,756	8,718	12,474
Borrowings	(7,041)	(1,865)	(8,906)	(13,936)	(649)	(14,585)
Total interest-bearing liabilities	(5,600)	(14,904)	(20,504)	(9,069)	12,328	3,259

Change in net interest income	$3,054	$17,286	$20,340	$2,692	$(10,343)	$(7,651)
Provision for Credit Losses. The provision for credit losses decreased by $668,000 to $1.7 million for the year ended June 30, 2026, compared to $2.4 million for the year ended June 30, 2025. The provision for credit losses for the year ended June 30, 2026 was largely attributable to loan growth and increased reserves on individually evaluated loans. The provision for credit losses for the year ended June 30, 2025 was largely attributable to charge-offs, loan growth, and increased reserves on individually evaluated loans.
Additional information regarding the allowance for credit losses and the associated provision recognized during the year ended June 30, 2026 is presented under “Item 1, Business” on this Annual Report on Form 10-K as well as in Note 1 and Note 5 to the audited consolidated financial statements.
Non-Interest Income. Non-interest income increased $3.8 million to $22.8 million for the year ended June 30, 2026, compared to $19.1 million for the year ended June 30, 2025, primarily driven by $1.8 million in non-recurring pre-tax gains on the sale of properties held for sale in the current period, and increases in loan- and branch-related fees and charges.
Fees and service charges increased $1.7 million to $4.2 million for the year ended June 30, 2026, compared to $2.5 million for the year ended June 30, 2025, primarily reflecting $932,000 of higher deposit and branch related fee income, and higher loan related fee income of $752,000.
Other income increased $1.9 million to $5.2 million for the year ended June 30, 2026, compared to $3.4 million for the year ended June 30, 2025, primarily driven by non-recurring pre-tax gains of $1.8 million, as discussed above.
The remaining changes in the other components of non-interest income between comparative periods generally reflected normal operating fluctuations within those line items.
Non-Interest Expense. Non-interest expense increased by $8.4 million to $129.0 million for the year ended June 30, 2026 from $120.6 million for the year ended June 30, 2025, primarily driven by higher salary and benefits expense and other expense.

Salaries and employee benefits expense increased by $5.9 million to $76.7 million for the year ended June 30, 2026. This increase was primarily driven by higher salary expense and payroll taxes from annual merit increases, higher incentive compensation, non-recurring severance charges of $950,000 recorded in the current period, and the absence of a $427,000 non-recurring decrease in stock-based compensation recorded in the prior year period.
Net occupancy expense of premises increased by $796,000 to $12.3 million for the year ended June 30, 2026. This increase was primarily driven by a non-recurring pre-tax expense of $250,000 associated with the consolidation of three branches, non-recurring branch maintenance expenses of $102,000, and higher snow removal expenses of $223,000.
Equipment and systems expense increased $104,000 to $15.8 million for the year ended June 30, 2026. This increase was largely attributable to increases in technology expense associated with the Company’s ongoing digital banking initiatives.
Advertising and marketing expense increased $508,000 to $2.4 million for the year ended June 30, 2026. This increase primarily reflects normal fluctuations in the timing of campaigns across various advertising formats supporting our loan and deposit growth initiatives.
FDIC insurance premiums decreased $591,000 to $5.3 million for the year ended June 30, 2026, primarily driven by higher capital ratios.
Other non-interest expense increased $1.8 million to $15.2 million for the year ended June 30, 2026, primarily driven by $242,000 in non-recurring professional fees incurred in the current period associated with our strategic initiative and partnership with The Lab Consulting, and higher professional fees, loan related expenses and $264,000 in non-recurring other real estate owned acquisition-related expenses.
The remaining changes in the other components of non-interest expense between comparative periods generally reflected normal operating fluctuations within those line items.
Provision for Income Taxes. Provision for income taxes increased by $6.2 million to $11.1 million for the year ended June 30, 2026, from $4.9 million for the year ended June 30, 2025. The increase in income tax expense was primarily driven by higher pre-tax income in the current period and the establishment of a valuation allowance of $1.6 million against a deferred tax asset related to certain legacy stock-based compensation awards.
Comparison of Operating Results for the Years Ended June 30, 2025 and June 30, 2024
A comparison of our operating results for the years ended June 30, 2025 and June 30, 2024 can be found in our Annual Report on Form 10-K for the year ended June 30, 2025, filed with the SEC on August 21, 2025.

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
Liquidity, at June 30, 2026, included $114.8 million of short-term cash and equivalents and $964.4 million of investment securities available for sale which can readily be sold or pledged as collateral, if necessary. In addition, we have the capacity to borrow additional funds from the FHLB, FRB or via unsecured overnight borrowings. As of June 30, 2026, we had the capacity to borrow additional funds totaling $351.6 million and $1.30 billion from the FHLB and FRB, respectively, without pledging additional collateral. We had the ability to pledge additional securities to borrow an additional $702.5 million at June 30, 2026. As of that same date, we also had access to unsecured overnight borrowings with other financial institutions totaling $835.0 million, of which none was outstanding.
Deposits increased $34.4 million to $5.71 billion at June 30, 2026 from $5.68 billion at June 30, 2025. The increase in deposit balances reflected a $171.6 million decrease in interest-bearing deposits, partially offset by a $206.0 million increase in non-interest-bearing deposits. Borrowings from the FHLB and other sources are generally available to supplement our liquidity position or to replace maturing deposits. As of June 30, 2026, our outstanding balance of FHLB advances, excluding fair value adjustments, totaled $950 million. As of the same date, we had $200.0 million outstanding via our overnight line of credit with the FHLB.
The following table sets forth information concerning balances and interest rates on our short-term borrowings at and for the periods shown:

	At or For the Years Ended June 30,
	2026	2025	2024
	(Dollars in Thousands)
Balance at end of year	$950,000	$1,050,000	$1,400,000
Average balance during year	$889,904	$1,024,959	$1,314,686
Maximum outstanding at any month end	$1,165,000	$1,425,000	$1,490,000
Weighted average interest rate at end of year	3.84%	4.46%	5.47%
Weighted average interest rate during year	4.06%	4.88%	5.52%
The following table discloses our contractual obligations and commitments as of June 30, 2026:

	June 30, 2026
	Less than One Year	One to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(In Thousands)
Contractual obligations
Operating lease obligations	$3,443	$4,620	$2,430	$1,160	$11,653
Certificates of deposit	1,874,214	44,945	21,517	—	1,940,676
Federal Home Loan Bank Advances	750,000	200,000	—	—	950,000

Total contractual obligations	$2,627,657	$249,565	$23,947	$1,160	$2,902,329

Commitments
Undisbursed funds from approved lines of credit(1)	$83,644	$24,517	$4,501	$96,689	$209,351
Construction loans in process(1)	35,272	139,069	—	—	174,341
Other commitments to extend credit(1)	105,193	—	—	—	105,193

Total commitments	$224,109	$163,586	$4,501	$96,689	$488,885
________________________________________
(1)Represents amounts committed to customers.

In addition to the loan commitments noted above, the pipeline of loans held for sale included $19.1 million of in process loans whose terms included interest rate locks to borrowers that were paired with a best-efforts commitment to sell the loan to a buyer at a fixed price and within a predetermined timeframe after the sale commitment is established.
In addition to the commitments noted above, we are party to standby letters of credit totaling approximately $138,000 at June 30, 2026 through which we guarantee certain specific business obligations of our commercial customers.
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
At June 30, 2026, outstanding loan commitments relating to loans held in portfolio totaled $489.0 million compared to $319.1 million at June 30, 2025. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For additional information regarding our outstanding lending commitments at June 30, 2026, see Note 16 to the audited consolidated financial statements.
Capital
Consistent with our goals to operate as a sound and profitable financial organization, Kearny Financial and Kearny Bank actively seek to maintain our well capitalized status in accordance with regulatory standards. As of June 30, 2026, Kearny Financial and Kearny Bank exceeded all capital requirements of the federal banking regulators and were considered well capitalized.
The following table presents information regarding the Bank’s regulatory capital levels at June 30, 2026:

	June 30, 2026
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$716,311	14.38%	$398,556	8.00%	$498,196	10.00%
Tier 1 capital (to risk-weighted assets)	$669,370	13.44%	$298,917	6.00%	$398,556	8.00%
Common equity tier 1 capital (to risk-weighted assets)	$669,370	13.44%	$224,188	4.50%	$323,827	6.50%
Tier 1 capital (to adjusted total assets)	$669,370	8.83%	$303,109	4.00%	$378,886	5.00%
The following table presents information regarding the consolidated Company’s regulatory capital levels at June 30, 2026:

	June 30, 2026
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$761,657	15.27%	$398,916	8.00%
Tier 1 capital (to risk-weighted assets)	$714,716	14.33%	$299,187	6.00%
Common equity tier 1 capital (to risk-weighted assets)	$714,716	14.33%	$224,390	4.50%
Tier 1 capital (to adjusted total assets)	$714,716	9.41%	$303,751	4.00%
For additional information regarding regulatory capital at June 30, 2026, see Note 14 to the audited consolidated financial statements.

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

The following tables present the results of our internal EVE and NII analyses as of June 30, 2026 and 2025, respectively:

	June 30, 2026
			1 to 12 Months		13 to 24 Months
Change in Interest Rates	$ Amount of EVE	% Change in EVE	$ Amount of NII	% Change in NII	$ Amount of NII	% Change in NII
	(Dollars in Thousands)
+300 bps	635,587	(26.07)%	150,714	(9.87)%	172,690	(8.19)%
+200 bps	705,738	(17.91)%	155,133	(7.23)%	177,111	(5.84)%
+100 bps	784,867	(8.70)%	160,024	(4.31)%	182,384	(3.03)%
0 bps	859,697	—	167,225	—	188,091	—
-100 bps	925,174	7.62%	175,059	4.68%	193,652	2.96%
-200 bps	966,194	12.39%	183,851	9.94%	195,631	4.01%
-300 bps	1,008,523	17.31%	191,437	14.48%	195,300	3.83%

	June 30, 2025
			1 to 12 Months		13 to 24 Months
Change in Interest Rates	$ Amount of EVE	% Change in EVE	$ Amount of NII	% Change in NII	$ Amount of NII	% Change in NII
	(Dollars in Thousands)
+300 bps	404,295	(37.02)%	147,989	(6.79)%	161,747	(8.17)%
+200 bps	475,744	(25.89)%	150,539	(5.18)%	165,520	(6.03)%
+100 bps	555,065	(13.54)%	153,195	(3.51)%	169,510	(3.77)%
0 bps	641,985	—	158,762	—	176,142	—
-100 bps	728,863	13.53%	162,406	2.30%	181,671	3.14%
-200 bps	785,464	22.35%	165,502	4.25%	184,695	4.86%
-300 bps	852,184	32.74%	168,238	5.97%	185,248	5.17%
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
Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information that appears under the headings included under “Proposal I – Election of Directors” and “Corporate Governance Matters” in the Registrant’s definitive proxy statement for the Registrant’s 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year end (the “Proxy Statement”) is incorporated herein by reference.
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
(d)Securities Authorized for Issuance Under Equity Compensation Plans. Set forth below is information as of June 30, 2026 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans - Excluding Securities Reflected in Column (A)(2)
Equity compensation plans approved by stockholders:
2016 Equity Incentive Plan	2,405,000	$15.11	—
2021 Equity Incentive Plan	916,139	$—	2,838,342

Equity compensation plans not approved by stockholders:
None	—	$—	—

Total	3,321,139	$15.11	2,838,342
________________________________________
(1)The number of securities includes 2,405,000 vested options outstanding as of June 30, 2026. No non-vested options were outstanding as of June 30, 2026. As of the same date, 916,139 restricted stock units were non-vested and are earned at a rate of 33% per year.
(2)As of June 30, 2026, there were 2,838,342 options (or 946,114 restricted stock units or restricted stock awards) remaining available for award under the approved equity compensation plans.
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

10.16	Kearny Bank Amended and Restated Change in Control Severance Pay Plan, effective as of April 15, 2026†

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

101
The following materials from the Company’s Annual Report to Stockholders on Form 10-K for the year ended June 30, 2026, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

August 21, 2026
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
The Company’s management assessed the effectiveness of internal control over financial reporting as of June 30, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on its assessment, management believes that, as of June 30, 2026, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2026, a copy of which is included in this annual report.

/s/ Craig L. Montanaro	/s/ Sean Byrnes
Craig L. Montanaro	Sean Byrnes
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
Shareholders and the Board of Directors of
Kearny Financial Corp. and Subsidiaries
Fairfield, New Jersey
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial condition of Kearny Financial Corp. and Subsidiaries (the "Company") as of June 30, 2026 and 2025, the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2026, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
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
Allowance for Credit Losses – Qualitative Factors: As described in Note 1 to the consolidated financial statements, the Company accounts for credit losses under ASC 326, Financial Instruments – Credit Losses. ASC 326 requires the measurement of expected lifetime credit losses for financial assets measured at amortized cost at the reporting date. As of June 30, 2026, the balance of the allowance for credit losses on loans was $45.5 million.
Management employs a process and methodology to estimate the allowance for credit losses (“ACL”) on loans that evaluates both quantitative and qualitative factors. The methodology for evaluating quantitative factors involves pooling loans into portfolio segments for loans that share similar risk characteristics. Pooled loan portfolio segments include multi-family mortgage, nonresidential mortgage, commercial and industrial, construction, one-to-four family residential mortgage, home equity and consumer loans.
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
We identified auditing the qualitative component of the ACL on pooled loans in the multi-family mortgage, nonresidential mortgage, and one-to-four family residential mortgage loan segments as a critical audit matter because the methodology to determine the estimate of credit losses uses subjective judgments by management and is subject to material variability. Performing audit procedures to evaluate the qualitative factors on the multi-family mortgage, nonresidential mortgage, and one-to-four family residential mortgage loan segments involved a high degree of auditor judgment and required significant effort, including the need to involve more experienced audit personnel including the use of internal specialists.
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
Livingston, New Jersey
August 21, 2026

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(In Thousands, Except Share and Per Share Data)

	June 30,
	2026	2025
Assets
Cash and amounts due from depository institutions	$18,024	$21,864
Interest-bearing deposits in other banks	96,799	145,405
Cash and cash equivalents	114,823	167,269
Investment securities available for sale (amortized cost of $1,060,864 and $1,125,111, respectively), net of allowance for credit losses of $0 at June 30, 2026 and June 30, 2025	964,369	1,012,969
Investment securities held to maturity (fair value of $95,005 and $106,712, respectively), net of allowance for credit losses of $0 at June 30, 2026 and June 30, 2025	106,814	120,217
Loans held-for-sale	6,022	5,931
Loans receivable	5,875,325	5,812,937
Less: allowance for credit losses on loans	(45,496)	(46,191)
Net loans receivable	5,829,829	5,766,746
Premises and equipment	42,359	43,897
Federal Home Loan Bank ("FHLB") of New York stock	59,726	64,261
Accrued interest receivable	27,875	28,098
Goodwill	113,525	113,525
Core deposit intangibles	968	1,436
Bank owned life insurance	314,756	304,717
Deferred income tax assets, net	48,699	55,203
Other real estate owned	5,519	—
Other assets	46,921	56,181
Total assets	$7,682,205	$7,740,450

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest-bearing	$788,015	$582,045
Interest-bearing	4,921,610	5,093,172
Total deposits	5,709,625	5,675,217
Borrowings	1,150,000	1,256,491
Advance payments by borrowers for taxes	18,562	19,317
Other liabilities	37,348	43,463
Total liabilities	6,915,535	6,994,488

Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 800,000,000 shares authorized; 64,738,125 shares and 64,577,481 shares issued and outstanding, respectively	648	646
Paid-in capital	495,953	494,546
Retained earnings	350,046	341,744
Unearned employee stock ownership plan shares;1,756,107 shares and 1,956,805 shares, respectively	(17,025)	(18,970)
Accumulated other comprehensive loss	(62,952)	(72,004)
Total stockholders' equity	766,670	745,962
Total liabilities and stockholders' equity	$7,682,205	$7,740,450

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Income (Loss)
(In Thousands, Except Per Share Data)

	Years Ended June 30,
	2026	2025	2024
Interest income
Loans	$271,445	$262,992	$256,007
Taxable investment securities	46,976	53,247	63,313
Tax-exempt investment securities	139	234	336
Other interest-earning assets	5,753	8,003	9,212
Total interest income	324,313	324,476	328,868

Interest expense
Deposits	128,661	140,258	122,414
Borrowings	40,369	49,275	63,860
Total interest expense	169,030	189,533	186,274
Net interest income	155,283	134,943	142,594
Provision for credit losses	1,698	2,366	6,226
Net interest income after provision for credit losses	153,585	132,577	136,368

Non-interest income
Fees and service charges	4,175	2,490	2,609
Loss on sale and call of securities	—	—	(18,135)
Gain (loss) on sale of loans	932	806	(282)
Loss on sale of other real estate owned	—	—	(974)
Income from bank owned life insurance	10,751	10,672	9,076
Electronic banking fees and charges	1,738	1,717	2,357
Other income	5,229	3,367	3,356
Total non-interest income	22,825	19,052	(1,993)

Non-interest expense
Salaries and employee benefits	76,747	70,870	69,220
Net occupancy expense of premises	12,320	11,524	11,033
Equipment and systems	15,807	15,703	15,223
Advertising and marketing	2,385	1,877	1,396
Federal deposit insurance premium	5,320	5,911	5,980
Directors' compensation	1,227	1,355	1,506
Goodwill impairment	—	—	97,370
Other expense	15,202	13,390	13,423
Total non-interest expense	129,008	120,630	215,151
Income (loss) before income taxes	47,402	30,999	(80,776)
Income tax expense	11,138	4,924	5,891
Net income (loss)	$36,264	$26,075	$(86,667)

Net income (loss) per common share (EPS)
Basic	$0.58	$0.42	$(1.39)
Diluted	$0.57	$0.42	$(1.39)
Weighted average number of common shares outstanding
Basic	62,866	62,508	62,444
Diluted	63,220	62,716	62,444

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)

	Years Ended June 30,
	2026	2025	2024
Net income (loss)	$36,264	$26,075	$(86,667)
Other comprehensive income (loss), net of tax:
Net unrealized gain on securities available for sale	11,098	13,390	5,254
Net realized loss on sale and call of securities available for sale	—	—	12,876
Fair value adjustments on derivatives	(2,123)	(22,662)	(11,886)
Benefit plan adjustments	77	431	49
Total other comprehensive income (loss)	9,052	(8,841)	6,293
Total comprehensive income (loss)	$45,316	$17,234	$(80,374)

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(In Thousands, Except Per Share Data)

	Common Stock		Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance - June 30, 2023	65,864	$659	$503,332	$457,611	$(22,862)	$(69,456)	$869,284

Net loss	—	—	—	(86,667)	—	—	(86,667)
Other comprehensive income, net of income tax	—	—	—	—	—	6,293	6,293
ESOP shares committed to be released (201 shares)	—	—	(535)	—	1,946	—	1,411
Stock repurchases	(1,505)	(15)	(11,225)	—	—	—	(11,240)
Issuance of stock under stock benefit plans	133	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	2,592	—	—	—	2,592
Cancellation of stock issued for restricted stock awards	(58)	(1)	(483)	—	—	—	(484)
Cash dividends declared ($0.44 per common share)	—	—	—	(27,618)	—	—	(27,618)

Balance - June 30, 2024	64,434	$644	$493,680	$343,326	$(20,916)	$(63,163)	$753,571

	Common Stock		Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance - June 30, 2024	64,434	$644	$493,680	$343,326	$(20,916)	$(63,163)	$753,571

Net Income	—	—	—	26,075	—	—	26,075
Other comprehensive loss, net of income tax	—	—	—	—	—	(8,841)	(8,841)
ESOP shares committed to be released (201 shares)	—	—	(585)	—	1,946	—	1,361
Issuance of stock under stock benefit plans	207	2	(2)	—	—	—	—
Stock-based compensation expense	—	—	1,815	—	—	—	1,815
Cancellation of stock issued for restricted stock awards	(64)	—	(362)	—	—	—	(362)
Cash dividends declared ($0.44 per common share)	—	—	—	(27,657)	—	—	(27,657)

Balance - June 30, 2025	64,577	$646	$494,546	$341,744	$(18,970)	$(72,004)	$745,962

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Continued)
(In Thousands, Except Per Share Data)

	Common Stock		Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance - June 30, 2025	64,577	$646	$494,546	$341,744	$(18,970)	$(72,004)	$745,962

Net income	—	—	—	36,264	—	—	36,264
Other comprehensive income, net of income tax	—	—	—	—	—	9,052	9,052
ESOP shares committed to be released (201 shares)	—	—	(477)	—	1,945	—	1,468
Issuance of stock under stock benefit plans	238	2	(2)	—	—	—	—
Stock-based compensation expense	—	—	2,310	—	—	—	2,310
Cancellation of stock issued for restricted stock awards	(77)	—	(424)	—	—	—	(424)
Cash dividends declared ($0.44 per common share)	—	—	—	(27,962)	—	—	(27,962)

Balance - June 30, 2026	64,738	$648	$495,953	$350,046	$(17,025)	$(62,952)	$766,670

See notes to consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In Thousands)

	Years Ended June 30,
	2026	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$36,264	$26,075	$(86,667)
Adjustment to reconcile net income to net cash provided by operating activities:
Goodwill impairment	—	—	97,370
Depreciation and amortization of premises and equipment	3,983	4,386	4,730
Net accretion of yield adjustments	(625)	(1,134)	(2,516)
Deferred income taxes	2,782	(942)	(867)
Realized mark to market gain on hedge	(63)	—	—
Amortization of intangible assets	468	495	526
Net change in benefit plan accrued expense	109	609	69
Provision for credit losses	1,698	2,366	6,226
Loss on sale of other real estate owned	—	—	974
Loans originated for sale	(128,277)	(111,975)	(75,576)
Proceeds from sale of mortgage loans held-for-sale	129,118	112,886	89,603
(Gain) loss on sale of mortgage loans held-for-sale, net	(932)	(806)	282
Realized loss on sale/call of securities available for sale	—	—	18,135
Realized (gain) loss on disposition of premises and equipment	(1,753)	24	(11)
Increase in cash surrender value of bank owned life insurance	(10,751)	(10,449)	(8,826)
ESOP and stock-based compensation expense	3,778	3,176	4,003
Decrease (increase) in interest receivable	223	1,423	(1,388)
Decrease (increase) in other assets	4,527	6,517	(4,938)
(Decrease) increase in interest payable	(1,108)	(4,731)	1,336
(Decrease) increase in other liabilities	(1,706)	(3,149)	1,506
Net Cash Provided by Operating Activities	37,735	24,771	43,971

Cash Flows from Investing Activities:
Purchases of:
Investment securities available for sale	(258,310)	(104,885)	(74,000)
Investment securities held to maturity	(180)	(240)	(300)
Proceeds from:
Repayments/calls/maturities of investment securities available for sale	322,730	183,816	132,981
Repayments/calls/maturities of investment securities held to maturity	13,461	15,640	10,886
Sale of investment securities available for sale	—	—	104,083
Purchase of loans	(173,500)	(730)	(60,341)
Net decrease (increase) in loans receivable	101,055	(66,041)	141,035
Purchase of interest rate caps	(1,274)	(2,729)	(2,065)
Proceeds from sale of other real estate owned	—	—	11,982
Additions to premises and equipment	(2,461)	(3,383)	(1,350)
Proceeds from death benefit of bank owned life insurance	935	3,606	3,478
Net surrender of bank owned life insurance	—	—	299
Proceeds from cash settlement of premises and equipment	3,932	16	—
Purchase of FHLB stock	(52,744)	(54,450)	(68,606)
Redemption of FHLB stock	57,279	70,489	60,040
Net Cash Provided by Investing Activities	10,923	41,109	258,122

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(In Thousands)

	Years Ended June 30,
	2026	2025	2024
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	34,410	517,113	(471,027)
Repayment of term FHLB advances	(3,641,500)	(4,183,500)	(6,197,500)
Proceeds from term FHLB advances	3,485,000	3,855,000	6,450,000
Net increase (decrease) in other short-term borrowings	50,000	(125,000)	(50,000)
Net (decrease) increase in advance payments by borrowers for taxes	(755)	1,908	(929)
Repurchase and cancellation of common stock of Kearny Financial Corp.	—	—	(11,240)
Cancellation of shares repurchased on vesting to pay taxes	(424)	(362)	(484)
Dividends paid	(27,835)	(27,634)	(27,564)
Net Cash (Used in) Provided by Financing Activities	(101,104)	37,525	(308,744)
Net (Decrease) Increase in Cash and Cash Equivalents	(52,446)	103,405	(6,651)
Cash and Cash Equivalents - Beginning	167,269	63,864	70,515
Cash and Cash Equivalents - Ending	$114,823	$167,269	$63,864

Supplemental Disclosures of Cash Flows Information:
Cash paid during the year for:
Income taxes, net of refunds	$8,957	$4,062	$6,634
Interest	$170,138	$194,264	$184,938

Non-cash investing and financing activities:
Transfers from loans receivable to loans held-for-sale	$—	$—	$10,754
Acquisition of other real estate owned in settlement of loans	$5,519	$—	$—

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
At June 30, 2026, the Bank had three wholly-owned subsidiaries, CJB Investment Company, 189-245 Berdan Avenue LLC and Kearny Wealth Management LLC. CJB Investment Company was organized under New Jersey law as a New Jersey Investment Company and remained active through the three-year period ended June 30, 2026. 189-245 Berdan Avenue LLC was formed for the purpose of ownership and operation of commercial real estate. In February 2024, the Bank formed the Kearny Wealth Management LLC subsidiary for the purpose of providing wealth management and insurance brokerage services via a third-party service provider.
Subsequent Events
The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of June 30, 2026, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date this document was filed.
On July 22, 2026, the Company declared a quarterly cash dividend of $0.11 per share, payable on August 26, 2026, to stockholders of record as of August 12, 2026.
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
Under ASC 326, changes in the allowance for credit losses are recorded as provision for, or reversal of, credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable on available for sale securities totaled $5.5 million and $6.6 million at June 30, 2026 and 2025, respectively, and is excluded from the estimate of expected credit losses.
Management measures expected credit losses on held to maturity securities on a collective basis by major security type. Accrued interest receivable on held to maturity securities totaled $317,000 and $376,000 at June 30, 2026 and 2025, respectively, and is excluded from the estimate of expected credit losses.
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
Loans Receivable
Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at unpaid principal balances, net of deferred loan origination fees and costs, purchase discounts and premiums, purchase accounting fair value adjustments and the allowance for credit losses. Interest income is accrued on the unpaid principal balance. Certain direct loan origination costs, net of loan origination fees, are deferred and amortized, using the level-yield method, as an adjustment of yield over the contractual lives of the related loans. Unearned premiums and discounts are amortized or accreted utilizing the level-yield method over the contractual lives of the related loans. Accrued interest receivable on loans totaled $22.0 million and $21.1 million at June 30, 2026 and 2025, respectively, and is excluded from the estimate of expected credit losses.

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
The Company has chosen to segment its portfolio consistent with the manner in which it manages credit risk. Such segments include multi-family mortgage, nonresidential mortgage, commercial and industrial, construction, one- to four-family residential mortgage, home equity and consumer. For most segments the Company calculates estimated credit losses using a probability of default and loss given default methodology, the results of which are applied to the aggregated discounted cash flow of each individual loan within the segment. The point in time probability of default and loss given default are then conditioned by macroeconomic scenarios to incorporate reasonable and supportable forecasts that affect the collectability of the reported amount.
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
Loan Modifications
Under ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), the Company assesses all loan modifications to determine whether a modification was granted to a borrower experiencing financial difficulty, regardless of whether the modified loan terms include a concession. Modifications granted to borrowers experiencing financial difficulty may be in the form of an interest rate reduction, an other-than-insignificant payment delay, a term extension, principal forgiveness, or a combination thereof.
Loan modifications made to borrowers experiencing financial difficulty are evaluated to determine the appropriate accrual status based on the borrower’s financial condition, repayment performance, and the Company’s assessment of the collectibility of principal and interest (“P&I”). Non-accruing modified loans may be returned to accrual status and a non-adverse classification if (1) the borrower has made timely P&I payments in accordance with the terms of the modified loan agreement for no less than six consecutive months after modification due to a borrower experiencing financial difficulty, and (2) the Company expects to receive all P&I payments owed substantially in accordance with the terms of the modified loan agreement.
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
Other Real Estate Owned (“OREO”) and Other Repossessed Assets
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
Goodwill and Other Intangible Assets
Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performed its annual impairment test during the fourth quarter of its fiscal year ended June 30, 2026. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our Consolidated Statements of Financial Condition.
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
The Company performed its annual goodwill impairment assessment during the fourth quarter of fiscal 2026. Based on a qualitative assessment, management concluded that it was more likely than not that the fair value of the Company's single reporting unit exceeded its carrying value and, accordingly, a quantitative impairment test was not required. During fiscal 2025, the Company performed a quantitative goodwill impairment assessment and concluded that the fair value of the reporting unit exceeded its carrying value. As a result, no impairment charges were recorded for the years ended June 30, 2026 and 2025.
For the year ended June 30, 2024, a pre-tax goodwill impairment of $97.4 million was required to be recorded as a non-cash expense in the Consolidated Statements of Income (Loss). See Note 8, Goodwill and Other Intangible Assets, for additional information.
The balance of other intangible assets at June 30, 2026 and 2025 totaled $968,000 and $1.4 million, respectively, representing the remaining unamortized balance of the core deposit intangibles ascribed to the value of deposits acquired by the Bank through the acquisition of Clifton Bancorp Inc. in April 2018 and MSB Financial Corp. in July 2020.
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
Income Taxes
The Company and its subsidiaries file consolidated federal income tax returns. Federal income taxes are allocated to each entity based on their respective contributions to the taxable income of the consolidated income tax returns. Separate state income tax returns are filed for the Company and its subsidiaries on either a consolidated or unconsolidated basis as required by the jurisdiction. The federal income tax rate of 21% was applicable for the years ended June 30, 2026, 2025 and 2024.
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
The Company identified no significant income tax uncertainties through the evaluation of its income tax positions as of June 30, 2026 and 2025. Therefore, the Company has no unrecognized income tax benefits as of those dates. Our policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Income (Loss). The Company recognized no material interest and penalties during the years ended June 30, 2026, 2025 or 2024. The tax years subject to examination by the taxing authorities are the years ended June 30, 2025, 2024 and 2023.
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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 1 - Summary of Significant Accounting Policies (continued)
Loss Contingencies
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are currently such matters that will have a material effect on the financial statements.
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
The Company’s interest rate derivatives are comprised of interest rate swaps, caps, and floors hedging variable rate wholesale funding and floating-rate available for sale securities, which are accounted for as cash flow and fair value hedges. The carrying value of interest rate derivatives is included in the balance of other assets or other liabilities and comprises the remaining unamortized cost of interest rate caps and the cumulative changes in the fair value of interest rate derivatives. For cash flow hedges, such changes in fair value are offset against accumulated other comprehensive income, net of deferred income tax.

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
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which amends the existing requirement that cash flow hedges of groups of individual forecasted transactions designated with a single derivative as the hedging instrument share the same risk exposure. Instead, the amendments require such groups to have a similar risk exposure and clarify that the quantitative threshold for assessing similar risk exposure is consistent with the highly effective threshold used in evaluating hedge effectiveness. The amendments also provide targeted improvements and clarifications to certain other aspects of hedge accounting guidance. ASU 2025-09 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. Adoption of ASU 2025-09 is not expected to have a significant impact on the Company's consolidated financial statements.
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
The Company adopted ASU 2023-09 effective for the fiscal year ended June 30, 2026. This adoption resulted in additional income tax disclosures, including enhanced rate reconciliation and income taxes paid information, and did not have a significant impact on the Company's consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 3 - Securities
The following tables present the amortized cost, gross unrealized gains and losses and estimated fair values for available for sale securities and the amortized cost, gross unrecognized gains and losses and estimated fair values for held to maturity securities as of the dates indicated.

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Available for sale:
Debt securities:
Asset-backed securities	$38,348	$—	$286	$—	$38,062
Collateralized loan obligations	233,665	378	384	—	233,659
Corporate bonds	154,036	1,389	3,256	—	152,169
Total debt securities	426,049	1,767	3,926	—	423,890

Mortgage-backed securities:
Collateralized mortgage obligations (1)	24,390	—	269	—	24,121
Residential pass-through securities (1)	461,678	387	73,962	—	388,103
Commercial pass-through securities (1)	148,747	145	20,637	—	128,255
Total mortgage-backed securities	634,815	532	94,868	—	540,479

Total securities available for sale	$1,060,864	$2,299	$98,794	$—	$964,369
________________________________________
(1)Government-sponsored enterprises.

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Available for sale:
Debt securities:
Asset-backed securities	$60,255	$59	$816	$—	$59,498
Collateralized loan obligations	322,407	956	118	—	323,245
Corporate bonds	149,550	235	9,668	—	140,117
Total debt securities	532,212	1,250	10,602	—	522,860

Mortgage-backed securities:
Residential pass-through securities (1)	440,168	329	83,178	—	357,319
Commercial pass-through securities (1)	152,731	436	20,377	—	132,790
Total mortgage-backed securities	592,899	765	103,555	—	490,109

Total securities available for sale	$1,125,111	$2,015	$114,157	$—	$1,012,969
________________________________________
(1)Government-sponsored enterprises.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 3 - Securities (continued)

	June 30, 2026
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Held to maturity:
Debt securities:
Obligations of state and political subdivisions	$4,487	$—	$21	$—	$4,466
Total debt securities	4,487	—	21	—	4,466

Mortgage-backed securities:
Residential pass-through securities (1)	90,178	229	10,671	—	79,736
Commercial pass-through securities (1)	12,149	—	1,346	—	10,803
Total mortgage-backed securities	102,327	229	12,017	—	90,539

Total securities held to maturity	$106,814	$229	$12,038	$—	$95,005
________________________________________
(1)Government-sponsored enterprises.

	June 30, 2025
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Held to maturity:
Debt securities:
Obligations of state and political subdivisions	$7,553	$1	$74	$—	$7,480
Total debt securities	7,553	1	74	—	7,480

Mortgage-backed securities:
Residential pass-through securities (1)	100,482	102	12,024	—	88,560
Commercial pass-through securities (1)	12,182	—	1,510	—	10,672
Total mortgage-backed securities	112,664	102	13,534	—	99,232

Total securities held to maturity	$120,217	$103	$13,608	$—	$106,712
________________________________________
(1)Government-sponsored enterprises.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 3 - Securities (continued)
Excluding the balances of mortgage-backed securities, the following tables present the amortized cost and estimated fair values of debt securities available for sale and held to maturity, by contractual maturity, at June 30, 2026:

	June 30, 2026
	Amortized Cost	Fair Value
	(In Thousands)
Available for sale debt securities:
Due in one year or less	$—	$—
Due after one year through five years	22,299	21,773
Due after five years through ten years	221,695	220,717
Due after ten years	182,055	181,400
Total	$426,049	$423,890

	June 30, 2026
	Amortized Cost	Fair Value
	(In Thousands)
Held to maturity debt securities:
Due in one year or less	$2,800	$2,792
Due after one year through five years	1,687	1,674
Due after five years through ten years	—	—
Due after ten years	—	—
Total	$4,487	$4,466
Sales of securities available for sale were as follows for the periods presented below:

	Year Ended June 30,
	2026	2025	2024
	(In Thousands)
Available for sale securities sold:
Proceeds from sales of securities	$—	$—	$104,083

Gross realized losses	$—	$—	$(18,135)
Net loss on sales of securities	$—	$—	$(18,135)
During the years ended June 30, 2026, 2025 and 2024, there were no gains or losses resulting from calls of securities available for sale.
During the years ended June 30, 2026, 2025 and 2024, there were no gains or losses recorded on sales or calls of securities held to maturity.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 3 - Securities (continued)
The carrying value of securities pledged for potential borrowings at the Federal Reserve Bank of New York and securities pledged for public funds and other purposes, were as follows as of the dates presented below:

	June 30, 2026	June 30, 2025
	(In Thousands)
Securities pledged:
Pledged to secure public funds on deposit	$122,073	$475,234
Pledged for potential borrowings at the Federal Reserve Bank of New York	—	66,811
Total carrying value of securities pledged	$122,073	$542,045
The following tables present the gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that securities have been in a continuous unrealized loss position within the available for sale portfolio at June 30, 2026 and 2025:

	June 30, 2026
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale:
Asset-backed securities	$1,757	$6	$36,305	$280	6	$38,062	$286
Collateralized loan obligations	107,735	361	15,427	23	12	123,162	384
Corporate bonds	40,727	298	57,553	2,958	19	98,280	3,256
Collateralized mortgage obligations	24,121	269	—	—	1	24,121	269
Commercial pass-through securities	—	—	106,055	20,637	7	106,055	20,637
Residential pass-through securities	56,754	623	295,686	73,339	96	352,440	73,962

Total	$231,094	$1,557	$511,026	$97,237	141	$742,120	$98,794

	June 30, 2025
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale:
Asset-backed securities	$29,860	$493	$18,526	$323	7	$48,386	$816
Collateralized loan obligations	105,251	82	14,964	36	8	120,215	118
Corporate bonds	1,987	38	112,395	9,630	22	114,382	9,668
Commercial pass-through securities	—	—	109,817	20,377	7	109,817	20,377
Residential pass-through securities	21,942	109	314,871	83,069	99	336,813	83,178

Total	$159,040	$722	$570,573	$113,435	143	$729,613	$114,157

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 3 - Securities (continued)
Available for sale securities are evaluated to determine if a decline in fair value below the amortized cost basis has resulted from a credit loss or from other factors. An impairment related to credit factors would be recorded through an allowance for credit losses. The allowance is limited to the amount by which the security’s amortized cost basis exceeds the fair value. An impairment that has not been recorded through an allowance for credit losses shall be recorded through other comprehensive income, net of applicable taxes. Investment securities will be written down to fair value through the Consolidated Statement of Income (Loss) if management intends to sell, or may be required to sell, the securities before they recover in value. The issuers of these securities continue to make timely principal and interest payments and none of these securities were past due or were placed in nonaccrual status at June 30, 2026. Management believes that the unrealized losses on these securities are a function of changes in market interest rates and credit spreads, not changes in credit quality. No allowance for credit losses was recorded at June 30, 2026 on available for sale securities.
The sale of available for sale securities during the year ended June 30, 2024 was part of a wholesale restructuring and the proceeds were reinvested in higher yielding securities. The Company was not required to sell these securities. There were no sales of securities during the years ended June 30, 2026 and 2025.
At June 30, 2026, the held to maturity securities portfolio consisted of agency mortgage-backed securities and obligations of state and political subdivisions. The mortgage-backed securities are issued by U.S. government agencies and are implicitly guaranteed by the U.S. government. The obligations of state and political subdivisions in the portfolio are highly rated by major rating agencies and have a long history of no credit losses. The Company regularly monitors the obligations of state and political subdivisions sector of the market and reviews collectability including such factors as the financial condition of the issuers as well as credit ratings in effect as of the reporting period. No allowance for credit losses was recorded at June 30, 2026 on held to maturity securities.
As of June 30, 2026 and 2025, there were no holdings of debt securities of any one issuer, other than the U.S. government sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 4 – Loans Receivable
The following table sets forth the composition of the Company’s loan portfolio at June 30, 2026 and 2025:

	June 30, 2026	June 30, 2025
	(In Thousands)
Commercial loans:
Multi-family mortgage	$2,499,894	$2,709,654
Nonresidential mortgage	1,019,445	986,556
Commercial and industrial	223,927	138,755
Construction	263,200	177,713
Total commercial loans	4,006,466	4,012,678

One- to four-family residential mortgage	1,789,865	1,748,591

Consumer loans:
Home equity loans	79,844	50,737
Other consumer	2,387	2,533
Total consumer loans	82,231	53,270

Total loans	5,878,562	5,814,539

Unaccreted yield adjustments (1)	(3,237)	(1,602)

Total loans receivable, net of yield adjustments	$5,875,325	$5,812,937
___________________________
(1)At June 30, 2026 and 2025, included a fair value adjustment to the carrying amount of hedged one- to four-family residential mortgage loans.
The Bank has granted loans to officers and directors of the Company and its subsidiaries and to their associates. As of June 30, 2026 and 2025, such loans totaled approximately $2.2 million and $2.3 million, respectively. No new related party loans were originated during the year ended June 30, 2026, compared to one loan totaling $13,000 during the year ended June 30, 2025.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 4 – Loans Receivable (continued)
Past Due Loans
Past due status is based on the contractual payment terms of the loans. The following tables present the payment status of past due loans as of June 30, 2026 and 2025, by loan segment:

	Payment Status June 30, 2026
	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(In Thousands)
Multi-family mortgage	$2,404	$—	$31,170	$33,574	$2,466,320	$2,499,894
Nonresidential mortgage	—	—	203	203	1,019,242	1,019,445
Commercial and industrial	—	—	205	205	223,722	223,927
Construction	—	—	2,755	2,755	260,445	263,200
One- to four-family residential mortgage	1,791	1,683	4,390	7,864	1,782,001	1,789,865
Home equity loans	151	198	21	370	79,474	79,844
Other consumer	—	—	—	—	2,387	2,387
Total loans	$4,346	$1,881	$38,744	$44,971	$5,833,591	$5,878,562

	Payment Status June 30, 2025
	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(In Thousands)
Multi-family mortgage	$—	$5,270	$22,218	$27,488	$2,682,166	$2,709,654
Nonresidential mortgage	926	—	4,937	5,863	980,693	986,556
Commercial and industrial	—	400	1,301	1,701	137,054	138,755
Construction	—	—	—	—	177,713	177,713
One- to four-family residential mortgage	1,350	2,890	3,643	7,883	1,740,708	1,748,591
Home equity loans	176	96	204	476	50,261	50,737
Other consumer	—	—	—	—	2,533	2,533
Total loans	$2,452	$8,656	$32,303	$43,411	$5,771,128	$5,814,539
Nonperforming Loans
Loans are generally placed on nonaccrual status when contractual payments become 90 or more days past due or when the Company does not expect to receive all P&I payment owed substantially in accordance with the terms of the loan agreement, regardless of past due status. Loans that become 90 days past due, but are well secured and in the process of collection, may remain on accrual status. Nonaccrual loans are generally returned to accrual status when all payments due are brought current and the Company expects to receive all remaining P&I payments owed substantially in accordance with the terms of the loan agreement. Payments received in cash on nonaccrual loans, including both the principal and interest portions of those payments, are generally applied to reduce the carrying value of the loan. The Company did not recognize interest income on non-accrual loans during the fiscal years ended June 30, 2026, 2025 and 2024.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 4 – Loans Receivable (continued)
The following tables present information relating to the Company’s nonperforming loans as of June 30, 2026 and 2025:

	Performance Status June 30, 2026
	90 Days and Over Past Due Accruing	Nonaccrual Loans with Allowance for Credit Losses	Nonaccrual Loans with no Allowance for Credit Losses	Total Nonperforming	Performing	Total
	(In Thousands)
Multi-family mortgage	$—	$10,617	$26,263	$36,880	$2,463,014	$2,499,894
Nonresidential mortgage	—	—	360	360	1,019,085	1,019,445
Commercial and industrial	—	197	265	462	223,465	223,927
Construction	—	—	2,755	2,755	260,445	263,200
One- to four-family residential mortgage	—	2,929	4,393	7,322	1,782,543	1,789,865
Home equity loans	—	—	117	117	79,727	79,844
Other consumer	—	—	—	—	2,387	2,387
Total loans	$—	$13,743	$34,153	$47,896	$5,830,666	$5,878,562

	Performance Status June 30, 2025
	90 Days and Over Past Due Accruing	Nonaccrual Loans with Allowance for Credit Losses	Nonaccrual Loans with no Allowance for Credit Losses	Total Nonperforming	Performing	Total
	(In Thousands)
Multi-family mortgage	$—	$15,867	$14,990	$30,857	$2,678,797	$2,709,654
Nonresidential mortgage	—	—	5,763	5,763	980,793	986,556
Commercial and industrial	—	1,930	293	2,223	136,532	138,755
Construction	—	—	—	—	177,713	177,713
One- to four-family residential mortgage	—	2,862	3,688	6,550	1,742,041	1,748,591
Home equity loans	—	188	16	204	50,533	50,737
Other consumer	—	—	—	—	2,533	2,533
Total loans	$—	$20,847	$24,750	$45,597	$5,768,942	$5,814,539
Loan Modifications Made to Borrowers Experiencing Financial Difficulty

The following tables present the amortized cost basis at June 30, 2026 and 2025, of loan modifications made to borrowers experiencing financial difficulty that were restructured during the fiscal years ended June 30, 2026 and 2025, by type of modification:

	Year Ended June 30, 2026
	Payment Delay	Term Extension	Term Extension and Payment Delay	Payment Delay and Interest Rate Reduction	Term Extension and Interest Rate Reduction	Total	Percent of Total Class
	(Dollars In Thousands)
Multi-family mortgage	$2,404	$—	$9,339	$15,339	$—	$27,082	1.08%
Commercial and industrial	—	—	—	—	696	696	0.31%
One- to four-family residential mortgage	221	6	—	—	—	227	0.01%
Total	$2,625	$6	$9,339	$15,339	$696	$28,005

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 4 – Loans Receivable (continued)

	Year Ended June 30, 2025
	Payment Delay	Term Extension	Term Extension and Payment Delay	Payment Delay and Interest Rate Reduction	Term Extension and Interest Rate Reduction	Total	Percent of Total Class
	(Dollars In Thousands)
Multi-family mortgage	$22,571	$—	$—	$11,146	$—	$33,717	1.24%
Nonresidential mortgage	169	—	—	—	—	169	0.02%
Commercial and industrial	44	—	—	—	—	44	0.03%
Total	$22,784	$—	$—	$11,146	$—	$33,930

No modifications involved forgiveness of principal for the fiscal years ended June 30, 2026 and 2025. There were no commitments to lend additional funds to borrowers experiencing financial difficulty whose terms have been restructured at June 30, 2026 and June 30, 2025.

During the year ended June 30, 2026, there were no loans which were modified and subsequently defaulted on payment. During the year ended June 30, 2025, one multi-family mortgage loan with a carrying value of $8.6 million was modified and subsequently defaulted on payment. For restructured loans, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due or classified into non-accrual status during the reporting period.

The following table presents the payment status of the loans that were modified to borrowers experiencing financial difficulties in the last twelve months:

	June 30, 2026
	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Non-Accrual
	(Dollars In Thousands)
Multi-family mortgage	$24,678	$2,404	$—	$2,404	$—
Commercial and industrial	696	—	—	—	—
One- to four-family residential mortgage	227	—	—	—	141
Total	$25,601	$2,404	$—	$2,404	$141
Individually Analyzed Loans
Individually analyzed loans include loans which do not share similar risk characteristics with other loans. As of June 30, 2026, the carrying value of individually analyzed loans, including loans acquired with deteriorated credit quality that were individually analyzed, totaled $47.9 million, of which $40.2 million were considered collateral dependent.
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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 4 – Loans Receivable (continued)
The following table presents the carrying value and related allowance of collateral dependent individually analyzed loans at the dates indicated:

	June 30, 2026		June 30, 2025
	Carrying Value	Related Allowance	Carrying Value	Related Allowance
	(In Thousands)
Commercial loans:
Multi-family mortgage	$36,738	$1,054	$30,808	$1,377
Nonresidential mortgage (1)	—	—	4,697	—
Construction	2,755	—	—	—
Total commercial loans	39,493	1,054	35,505	1,377

One- to four-family residential mortgage (2)	687	—	2,264	—

Consumer loans:
Home equity loans	13	—	16	—

Total	$40,193	$1,054	$37,785	$1,377
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
The following table presents the risk category of loans as of June 30, 2026 by loan segment and vintage year:

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 4 – Loans Receivable (continued)

	Term Loans by Origination Year for Fiscal Years ended June 30,						Revolving Loans
	2026	2025	2024	2023	2022	Prior		Total
	(In Thousands)
Multi-family mortgage:
Pass	$39,301	$143,047	$23,201	$562,037	$873,965	$788,979	$—	$2,430,530
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	1,524	67,840	—	69,364
Doubtful	—	—	—	—	—	—	—	—
Total multi-family mortgage	39,301	143,047	23,201	562,037	875,489	856,819	—	2,499,894
Multi-family current period gross charge-offs	—	—	—	—	—	1,208	—	1,208
Nonresidential mortgage:
Pass	127,046	128,995	79,932	94,561	184,548	401,984	—	1,017,066
Special Mention	—	—	—	—	—	757	—	757
Substandard	—	—	—	—	—	1,622	—	1,622
Doubtful	—	—	—	—	—	—	—	—
Total nonresidential mortgage	127,046	128,995	79,932	94,561	184,548	404,363	—	1,019,445
Nonresidential current period gross charge-offs	—	—	—	—	—	5	—	5
Commercial and industrial:
Pass	99,867	16,182	6,941	4,239	14,850	15,904	61,967	219,950
Special Mention	—	—	696	—	2,639	98	—	3,433
Substandard	—	81	—	—	—	463	—	544
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial	99,867	16,263	7,637	4,239	17,489	16,465	61,967	223,927
Commercial current period gross charge-offs	—	—	400	—	—	859	—	1,259
Construction loans:
Pass	87,057	83,649	80,149	—	1,129	2,726	5,735	260,445
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,755	—	2,755
Doubtful	—	—	—	—	—	—	—	—
Total construction loans	87,057	83,649	80,149	—	1,129	5,481	5,735	263,200
Construction current period gross charge-offs	—	—	—	—	—	—	—	—
Residential mortgage:
Pass	216,253	119,726	124,983	164,032	390,804	759,888	418	1,776,104
Special Mention	—	—	—	—	—	326	—	326
Substandard	—	—	947	1,639	1,239	9,610	—	13,435
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage	216,253	119,726	125,930	165,671	392,043	769,824	418	1,789,865
Residential current period gross charge-offs	—	—	—	—	—	47	—	47
Home equity loans:
Pass	60	389	1,385	3,576	1,387	6,201	66,446	79,444
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	187	—	—	120	93	400
Doubtful	—	—	—	—	—	—	—	—
Total home equity loans	60	389	1,572	3,576	1,387	6,321	66,539	79,844
Home equity current period gross charge-offs	—	—	—	—	—	11	—	11
Other consumer loans:
Pass	522	258	216	143	58	1,082	26	2,305
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	82	82
Other consumer loans	522	258	216	143	58	1,082	108	2,387
Other consumer current period gross charge-offs	—	—	—	—	—	—	—	—
Total loans	$570,106	$492,327	$318,637	$830,227	$1,472,143	$2,060,355	$134,767	$5,878,562
Total current period gross charge-offs	$—	$—	$400	$—	$—	$2,130	$—	$2,530

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 4 – Loans Receivable (continued)
The following table presents the risk category of loans as of June 30, 2025 by loan segment and vintage year:

	Term Loans by Origination Year for Fiscal Years ended June 30,						Revolving Loans
	2025	2024	2023	2022	2021	Prior		Total
	(In Thousands)
Multi-family mortgage:
Pass	$146,525	$26,430	$591,647	$939,414	$219,907	$720,674	$—	$2,644,597
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	11,830	53,227	—	65,057
Doubtful	—	—	—	—	—	—	—	—
Total multi-family mortgage	146,525	26,430	591,647	939,414	231,737	773,901	—	2,709,654
Nonresidential mortgage:
Pass	132,407	81,426	102,965	190,781	107,519	352,364	49	967,511
Special Mention	—	—	—	—	945	6,187	—	7,132
Substandard	—	—	—	—	851	11,062	—	11,913
Doubtful	—	—	—	—	—	—	—	—
Total nonresidential mortgage	132,407	81,426	102,965	190,781	109,315	369,613	49	986,556
Nonresidential current period gross charge-offs	—	—	—	—	—	830	—	830
Commercial and industrial:
Pass	23,729	9,355	5,718	20,915	14,264	7,608	53,647	135,236
Special Mention	—	—	—	1,043	125	—	—	1,168
Substandard	87	400	—	—	—	1,735	129	2,351
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial	23,816	9,755	5,718	21,958	14,389	9,343	53,776	138,755
Commercial current period gross charge-offs	—	—	—	—	—	295	—	295
Construction loans:
Pass	41,990	85,712	—	979	8,991	3,362	5,735	146,769
Special Mention	—	—	—	—	5,950	—	—	5,950
Substandard	—	4,500	—	—	20,494	—	—	24,994
Doubtful	—	—	—	—	—	—	—	—
Total construction loans	41,990	90,212	—	979	35,435	3,362	5,735	177,713
Residential mortgage:
Pass	138,854	160,333	174,947	410,255	432,804	417,105	5	1,734,303
Special Mention	—	—	—	—	—	687	—	687
Substandard	—	299	1,459	773	799	10,271	—	13,601
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage	138,854	160,632	176,406	411,028	433,603	428,063	5	1,748,591
Residential current period gross charge-offs	—	—	—	—	—	2	—	2
Home equity loans:
Pass	800	1,690	4,606	1,648	302	7,612	33,553	50,211
Special Mention	—	—	—	—	—	—	96	96
Substandard	—	96	—	83	—	180	71	430
Doubtful	—	—	—	—	—	—	—	—
Total home equity loans	800	1,786	4,606	1,731	302	7,792	33,720	50,737
Home equity current period gross charge-offs	—	—	—	—	—	2	—	2
Other consumer loans:
Pass	605	343	189	86	236	976	26	2,461
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	72	72
Other consumer loans	605	343	189	86	236	976	98	2,533
Other consumer current period gross charge-offs	—	—	—	—	—	7	—	7
Total loans	$484,997	$370,584	$881,531	$1,565,977	$825,017	$1,593,050	$93,383	$5,814,539
Total current period gross charge-offs	$—	$—	$—	$—	$—	$1,136	$—	$1,136

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
As of June 30, 2026, the carrying amount of PCD loans was $10.7 million, with an associated allowance for credit losses of $73,000, compared to a carrying amount of $12.7 million and an allowance for credit losses of $175,000 as of June 30, 2025.
Loans in Foreclosure
The Company may obtain physical possession of one- to four-family real estate collateralizing a residential mortgage loan or nonresidential real estate collateralizing a nonresidential mortgage loan via foreclosure or through an in-substance repossession.
As of June 30, 2026, other real estate owned included two foreclosed nonresidential properties with an aggregate carrying value of $5.5 million. As of the same date, the Company held one residential mortgage loan and 12 commercial mortgage loans with aggregate carrying values totaling $259,000 and $31.1 million, respectively, which were in the process of foreclosure.
As of June 30, 2025, the Company held no properties in other real estate owned. As of the same date, the Company held three residential mortgage loans and six commercial mortgage loans with aggregate carrying values of $2.2 million and $23.7 million, respectively, which were in the process of foreclosure.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 5 – Allowance for Credit Losses
Allowance for Credit Losses on Loans Receivable
The following tables present the balance of the allowance for credit losses (“ACL”) at June 30, 2026 and 2025. The balance of the ACL is based on the CECL methodology, as noted above. The tables identify the valuation allowances attributable to specifically identified impairments on individually analyzed loans, including those acquired with deteriorated credit quality, as well as valuation allowances for impairments on loans collectively evaluated. The tables include the underlying balance of loans receivable applicable to each category as of those dates.

	Allowance for Credit Losses June 30, 2026
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total allowance for credit losses
	(In Thousands)
Multi-family mortgage	$—	$—	$1,054	$21,507	$22,561
Nonresidential mortgage	—	13	—	7,817	7,830
Commercial and industrial	—	1	17	2,873	2,891
Construction	—	—	—	1,850	1,850
One- to four-family residential mortgage	—	59	86	9,439	9,584
Home equity loans	—	—	—	675	675
Other consumer	—	—	—	105	105
Total loans	$—	$73	$1,157	$44,266	$45,496

	Balance of Loans Receivable June 30, 2026
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total loans
	(In Thousands)
Multi-family mortgage	$—	$—	$36,880	$2,463,014	$2,499,894
Nonresidential mortgage	203	1,007	157	1,018,078	1,019,445
Commercial and industrial	—	94	462	223,371	223,927
Construction	—	5,735	2,755	254,710	263,200
One- to four-family residential mortgage	809	2,838	6,513	1,779,705	1,789,865
Home equity loans	8	—	109	79,727	79,844
Other consumer	—	—	—	2,387	2,387
Total loans	$1,020	$9,674	$46,876	$5,820,992	$5,878,562
Unaccreted yield adjustments					(3,237)
Loans receivable, net of yield adjustments					$5,875,325

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 5 – Allowance for Credit Losses (continued)

	Allowance for Credit Losses June 30, 2025
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total allowance for credit losses
	(In Thousands)
Multi-family mortgage	$—	$—	$1,377	$23,529	$24,906
Nonresidential mortgage	—	20	—	6,918	6,938
Commercial and industrial	—	23	971	1,434	2,428
Construction	—	—	—	1,155	1,155
One- to four-family residential mortgage	34	87	60	9,999	10,180
Home equity loans	11	—	32	447	490
Other consumer	—	—	—	94	94
Total loans	$45	$130	$2,440	$43,576	$46,191

	Balance of Loans Receivable June 30, 2025
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total loans
	(In Thousands)
Multi-family mortgage	$—	$—	$30,857	$2,678,797	$2,709,654
Nonresidential mortgage	240	1,405	5,523	979,388	986,556
Commercial and industrial	—	1,093	2,223	135,439	138,755
Construction	—	5,735	—	171,978	177,713
One- to four-family residential mortgage	614	3,551	5,936	1,738,490	1,748,591
Home equity loans	21	—	183	50,533	50,737
Other consumer	—	—	—	2,533	2,533
Total loans	$875	$11,784	$44,722	$5,757,158	$5,814,539
Unaccreted yield adjustments					(1,602)
Loans receivable, net of yield adjustments					$5,812,937
The following tables present the activity in the ACL on loans for the years ended June 30, 2026, 2025 and 2024:

	Changes in the Allowance for Credit Losses Year Ended June 30, 2026
	Balance at June 30, 2025	Charge-offs	Recoveries	Provision for (reversal of) credit losses	Balance at June 30, 2026
	(In Thousands)
Multi-family mortgage	$24,906	$(1,208)	$—	$(1,137)	$22,561
Nonresidential mortgage	6,938	(5)	—	897	7,830
Commercial and industrial	2,428	(1,259)	118	1,604	2,891
Construction	1,155	—	—	695	1,850
One- to four-family residential mortgage	10,180	(47)	19	(568)	9,584
Home equity loans	490	(11)	—	196	675
Other consumer	94	—	—	11	105
Total loans	$46,191	$(2,530)	$137	$1,698	$45,496

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 5 – Allowance for Credit Losses (continued)

	Changes in the Allowance for Credit Losses Year Ended June 30, 2025
	Balance at June 30, 2024	Charge-offs	Recoveries	Provision for (reversal of) credit losses	Balance at June 30, 2025
	(In Thousands)
Multi-family mortgage	$24,125	$—	$—	$781	$24,906
Nonresidential mortgage	6,125	(830)	—	1,643	6,938
Commercial and industrial	1,573	(295)	20	1,130	2,428
Construction	1,230	—	—	(75)	1,155
One- to four-family residential mortgage	11,461	(2)	2	(1,281)	10,180
Home equity loans	349	(2)	—	143	490
Other consumer	76	(7)	—	25	94
Total loans	$44,939	$(1,136)	$22	$2,366	$46,191

	Changes in the Allowance for Credit Losses Year Ended June 30, 2024
	Balance at June 30, 2023	Charge-offs	Recoveries	Provision for (reversal of) credit losses	Balance at June 30, 2024
	(In Thousands)
Multi-family mortgage	$26,362	$(398)	$—	$(1,839)	$24,125
Nonresidential mortgage	8,953	(5,975)	120	3,027	6,125
Commercial and industrial	1,440	(3,866)	22	3,977	1,573
Construction	1,336	—	—	(106)	1,230
One- to four-family residential mortgage	10,237	(37)	113	1,148	11,461
Home equity loans	338	—	—	11	349
Other consumer	68	—	—	8	76
Total loans	$48,734	$(10,276)	$255	$6,226	$44,939
Allowance for Credit Losses on Off Balance Sheet Commitments
The following table presents the activity in the ACL on off balance sheet commitments recorded in other non-interest expense for the years ended June 30, 2026, 2025 and 2024:

	Year Ended June 30,
	2026	2025	2024
	(In Thousands)
Balance at beginning of the period	$1,129	$796	$741
Provision for credit losses	389	333	55
Balance at end of the period	$1,518	$1,129	$796

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 6 – Leases
The Company leases certain premises and equipment under operating leases. As of June 30, 2026, the Company had right-of-use assets totaling $10.0 million and lease liabilities totaling $10.7 million, which were recorded in other assets and other liabilities, respectively, on the Statement of Financial Condition. By comparison at June 30, 2025, the Company had right-of-use assets totaling $12.1 million and lease liabilities totaling $12.9 million.
As of June 30, 2026, the weighted average remaining lease term for operating leases was 4.83 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.38%. Total operating lease costs for the years ended June 30, 2026, 2025 and 2024 were $3.4 million, $3.4 million and $3.5 million, respectively.
There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the year ended June 30, 2026. At June 30, 2026, the Company had no leases that had not yet commenced.
A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability at June 30, 2026 and 2025 is as follows:

	June 30,
	2026	2025
	(In Thousands)
Less than one year	$3,443	$3,480
After one year but within two years	2,541	3,410
After two years but within three years	2,079	2,387
After three years but within four years	1,383	1,850
After four years but within five years	1,047	1,158
Greater than five years	1,160	1,783
Total undiscounted cash flows	11,653	14,068
Less: discount on cash flows	(933)	(1,150)
Total lease liability	$10,720	$12,918
Note 7 – Premises and Equipment

	June 30,
	2026	2025
	(In Thousands)
Land	$11,585	$11,773
Buildings and improvements	48,149	48,507
Leasehold improvements	10,673	10,607
Furnishings and equipment	30,040	29,686
Construction in progress	1,218	244
	101,665	100,817
Less accumulated depreciation and amortization	59,306	56,920
Total premises and equipment	$42,359	$43,897
Depreciation expense on premises and equipment for the fiscal years ended June 30, 2026, 2025 and 2024 totaled $4.0 million, $4.4 million and $4.7 million, respectively.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 8 – Goodwill and Other Intangible Assets
The Company performed the annual goodwill impairment analyses in the fourth quarter of its fiscal year ended June 30, 2026. Based on the results of its qualitative impairment analysis, the Company determined it is more-likely-than-not that the fair value of its single reporting unit exceeded its respective carrying value and a quantitative impairment test was not required.
For the fiscal year ended June 30, 2024, a non-cash, pre-tax goodwill impairment of $97.4 million was recorded. The goodwill impairment had no impact on the Company’s liquidity and regulatory capital ratios.

	Goodwill	Core Deposit Intangibles
	(In Thousands)
Balance at June 30, 2023	$210,895	$2,457
Amortization	—	(526)
Impairment	(97,370)	—
Balance at June 30, 2024	113,525	1,931
Amortization	—	(495)
Balance at June 30, 2025	113,525	1,436
Amortization	—	(468)
Balance at June 30, 2026	$113,525	$968
As of June 30, 2026, the accumulated goodwill impairment remained at $97.4 million, unchanged from June 30, 2025.
Scheduled amortization of core deposit intangibles for each of the next five years and thereafter is as follows:

Year Ending June 30,	Core Deposit Intangible Amortization
(In Thousands)
2027	$441
2028	353
2029	121
2030	53
2031	—
Thereafter	—

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 9 – Deposits
Deposits at June 30, 2026 and 2025 are summarized as follows:

	June 30,
	2026		2025
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars in Thousands)
Non-interest-bearing demand	$788,015	0.00%	$582,045	0.00%
Interest-bearing demand	2,214,432	2.49	2,362,222	2.62
Savings	766,502	1.26	754,376	1.34
Certificates of deposits	1,940,676	3.45	1,976,574	3.85
Total deposits	$5,709,625	2.31%	$5,675,217	2.61%
Deposit balances at June 30, 2026 reflect a migration of $239.9 million from a consumer interest bearing product to a non-interest bearing product as part of the Company’s repricing strategy.
Brokered deposits at June 30, 2026 and 2025 are summarized as follows:

	June 30,
	2026		2025
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars in Thousands)
Certificates of deposits	$757,249	3.87%	$757,654	4.29%
Total brokered deposits	$757,249	3.87%	$757,654	4.29%
A summary of certificates of deposit by maturity at June 30, 2026 follows:

June 30,
2026
(In Thousands)
One year or less	$1,874,214
After one year to two years	41,402
After two years to three years	3,543
After three years to four years	7,554
After four years to five years	13,963
After five years	—
Total certificates of deposit	$1,940,676
Certificates of deposit with balances of $250,000 or more at June 30, 2026 and 2025, totaled approximately $1.0 billion in each period, respectively. The Bank’s deposits are insurable to applicable limits by the FDIC.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 10 – Borrowings
Borrowings at June 30, 2026 and 2025 consisted of the following:

	June 30, 2026	June 30, 2025
	(In Thousands)
FHLB advances	$950,000	$1,106,491
Overnight borrowings(1)	200,000	150,000
Total borrowings	$1,150,000	$1,256,491
________________________________________
(1)At June 30, 2026 and June 30, 2025, comprised of FHLB overnight line of credit borrowings.
Fixed-rate advances from the FHLB of New York mature as follows:

	June 30, 2026		June 30, 2025
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars in Thousands)
By remaining period to maturity:
Less than one year	$750,000	3.82%	$906,500	4.44%
One to two years	200,000	3.98	—	—
Two to three years	—	—	200,000	3.98
Three to four years	—	—	—	—
Four to five years	—	—	—	—
Greater than five years	—	—	—	—
Total advances	950,000	3.85%	1,106,500	4.36%
Unamortized fair value adjustments	—		(9)
Total advances, net of fair value adjustments	$950,000		$1,106,491
At June 30, 2026, FHLB advances and overnight line of credit borrowings were collateralized by the FHLB capital stock owned by the Bank and mortgage loans with carrying values totaling approximately $2.85 billion. At June 30, 2025, FHLB advances and overnight line of credit borrowings were collateralized by the FHLB capital stock owned by the Bank and mortgage loans with carrying values totaling approximately $3.24 billion. At June 30, 2026, the Company maintained available secured borrowing capacity with the FHLB and the Federal Reserve Discount Window of $2.35 billion.

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
Fair Values of Derivative Instruments on the Statement of Financial Condition
The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Statement of Financial Condition as of June 30, 2026 and 2025:

	June 30, 2026
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$12,678	Other liabilities	$—
Total		$12,678		$—

	June 30, 2025
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$16,745	Other liabilities	$5,149
Total		$16,745		$5,149
The Company uses derivatives to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps, interest rate caps and interest rate floors as part of its interest rate risk management strategy. These interest rate products are designated as cash flow hedges. As of June 30, 2026, the Company had a total of 17 interest rate swaps, caps and floors with a total notional amount of $1.95 billion hedging specific wholesale funding and deposits, and two interest rate floors with a notional amount of $250.0 million hedging floating-rate available for sale securities.
For cash flow hedges on the Company's wholesale funding and deposits, amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made. During the year ended June 30, 2026, the Company reclassified a gain of $14.4 million as a reduction in interest expense. During the next 12 months, the Company estimates that $3.2 million will be reclassified as a reduction in interest expense.
For cash flow hedges on the Company’s securities, amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest income as interest payments are received on the Company’s hedged variable rate assets. During the year ended June 30, 2026, the Company reclassified a gain of $202,000 to interest income. During the next twelve months, the Company estimates that $445,000 will be reclassified as an increase in interest income.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 11 – Derivative Instruments and Hedging Activities (continued)
The table below presents the pre-tax effects of the Company’s derivative instruments designated as cash flow hedges on the Consolidated Statements of Income for the years ended June 30, 2026, 2025 and 2024:

	Year Ended June 30,
	2026	2025	2024
	(In Thousands)
Amount of gain (loss) recognized in other comprehensive income	$11,640	$(5,490)	$20,197
Amount of gain reclassified from accumulated other comprehensive income (loss) to interest expense	$14,419	$26,470	$37,185
Amount of gain (loss) reclassified from accumulated other comprehensive income to interest income	$202	$(57)	$(247)
Fair Value Hedges of Interest Rate Risk
The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. Such derivatives are used to hedge the changes in fair value of certain of its pools of fixed rate assets. As of June 30, 2026, the Company had five interest rate swaps with a notional amount of $675.0 million hedging fixed-rate residential mortgage loans.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivatives as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.

The table below presents the effects of the Company’s derivative instruments designated as fair value hedges on the Consolidated Statements of Income for the years ended June 30, 2026 and 2025:

	Year Ended June 30,
	2026	2025
	(In Thousands)
(Loss) gain on hedged items recorded in interest income on loans	$(4,467)	$12,057
Gain (loss) on hedges recorded in interest income on loans	$6,494	$(5,356)

As of June 30, 2026 and 2025, the following amounts were recorded on the Statement of Financial Condition related to cumulative basis adjustment for fair value hedges:

	June 30, 2026	June 30, 2025
	(In Thousands)
Loans receivable:
Carrying amount of the hedged assets	$673,270	$777,737
Fair value hedging adjustment included in the carrying amount of the hedged assets	$(1,730)	$2,737
________________________________________
(1)This amount includes the amortized cost basis of the closed portfolios of loans receivable used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At June 30, 2026 and June 30, 2025, the amortized cost basis of the closed portfolios used in these hedging relationships was $1.06 billion and $1.24 billion, respectively.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 11 – Derivative Instruments and Hedging Activities (continued)
Offsetting Derivatives
The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives in the Consolidated Statement of Financial Condition as of June 30, 2026 and 2025, respectively. The net amounts presented for derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Statement of Financial Condition.

	June 30, 2026
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
	(In Thousands)
Assets:
Interest rate contracts designated as hedges	$13,287	$(609)	$12,678	$—	$—	$12,678
Total	$13,287	$(609)	$12,678	$—	$—	$12,678

				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount
	(In Thousands)
Liabilities:
Interest rate contracts designated as hedges	$609	$(609)	$—	$—	$—	$—
Total	$609	$(609)	$—	$—	$—	$—

	June 30, 2025
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
	(In Thousands)
Assets:
Interest rate contracts designated as hedges	$19,412	$(2,667)	$16,745	$—	$—	$16,745
Total	$19,412	$(2,667)	$16,745	$—	$—	$16,745

				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount

Liabilities:
Interest rate contracts designated as hedges	$7,816	$(2,667)	$5,149	$—	$(4,740)	$409
Total	$7,816	$(2,667)	$5,149	$—	$(4,740)	$409
Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations and could be required to terminate its derivative positions with the counterparty. The Company also has agreements with its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well-capitalized institution, then the Company could be required to terminate its derivative positions with the counterparty. As of June 30, 2026, none of the Company’s derivative counterparties was in a net liability position.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 11 – Derivative Instruments and Hedging Activities (continued)
As required under the enforceable master netting arrangement with its derivatives counterparties, at June 30, 2026 the Company was not required to post financial collateral, and at June 30, 2025 the Company was required to post financial collateral of $4.7 million.
In addition to the derivative instruments noted above, the Company’s pipeline of loans held for sale at June 30, 2026 and 2025, included $19.1 million and $11.1 million, respectively, of in process loans whose terms included interest rate locks to borrowers, which are considered free-standing derivative instruments whose fair values are not material to our financial condition or results of operations.
Note 12 – Benefit Plans
Components of Net Periodic Expense
The following table sets forth the aggregate net periodic benefit expense for the Bank’s Benefit Equalization Plan, Postretirement Welfare Plan, Directors’ Consultation and Retirement Plan, Atlas Bank Retirement Income Plan and Supplemental Executive Retirement Plan:

	Year Ended June 30,			Affected Line Item in the Consolidated Statements of Income
	2026	2025	2024
	(In Thousands)
Service cost	$605	$71	$77	Salaries and employee benefits
Interest cost	410	360	369	Other expense
Accretion of unrecognized gain	(143)	(106)	(58)	Other expense
Expected return on assets	(90)	(90)	(92)	Other expense
Net periodic benefit cost	$782	$235	$296
The other components of net periodic benefit cost are required to be presented in the Consolidated Statements of Income separately from the service cost component. The table above details the affected line items within the Consolidated Statements of Income related to the net periodic benefit costs for the periods noted.
ESOP
In conjunction to the Company’s initial public stock offering in February 2005, the Bank established an ESOP for all eligible employees. The ESOP purchased 2,409,764 shares of Company’s common stock with proceeds of a loan from the Company to the ESOP. In connection with the completion of the Company’s mutual to stock conversion in May 2015, the ESOP purchased an additional 3,612,500 shares of the Company’s common stock at a price of $10.00 per share with the proceeds of a new loan from the Company to the ESOP. The Company refinanced the outstanding principal and interest balance of $3.8 million and borrowed an additional $36.1 million to purchase the additional shares. The Company makes discretionary contributions to the ESOP equaling principal and interest payments owed on the ESOP’s loan to the Company. Such payments may be reduced by the amount of dividends paid on shares of the Company’s common stock held by the ESOP. The outstanding loan principal balance at June 30, 2026 was $20.6 million.
ESOP shares pledged as collateral are initially recorded as unearned ESOP shares in the Consolidated Statements of Financial Condition. ESOP compensation expense was approximately $1.5 million, $1.4 million and $1.4 million for the years ended June 30, 2026, 2025 and 2024, respectively, representing the fair value of shares allocated or committed to be released during the year.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 12 – Benefit Plans (continued)
At June 30, 2026 and 2025, the ESOP shares were as follows:

	June 30,
	2026	2025
	(In Thousands)
Shares purchased by ESOP	6,022	6,022
Less: Shares allocated	4,166	3,965
Less: Shares committed to be released	100	100
Remaining unearned ESOP shares	1,756	1,957

Fair value of unearned ESOP shares	$16,612	$12,642
Employee Stock Ownership Plan Benefit Equalization Plan (“ESOP BEP”)
The Bank has a non-qualified plan to compensate its executive officers who participate in the Bank’s ESOP for certain benefits lost under such plan by reason of benefit limitations imposed by the Internal Revenue Code (“IRC”). The ESOP BEP expense was approximately $19,000, $15,000 and $12,000 for the years ended June 30, 2026, 2025 and 2024, respectively. The liability totaled approximately $12,000 and $13,000 at June 30, 2026 and 2025, respectively.
Employees’ Savings and Profit Sharing Plan
The Bank sponsors the Employees’ Savings and Profit Sharing Plan and Trust (the “Plan”), pursuant to Section 401(k) of the Internal Revenue Code, for all eligible employees. Employees may elect to contribute up to 75% of their compensation subject to the limitations imposed by the Internal Revenue Code. The Bank will contribute a matching contribution up to 3.5% of an eligible employee’s salary deferral contribution, provided the eligible employee has contributed 6%. The Plan expense amounted to approximately $1.5 million, $1.5 million and $1.4 million for the years ended June 30, 2026, 2025 and 2024, respectively.
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
Funded status (market value of plan assets divided by funding target) of the Pentegra DB Plan based on valuation reports as of July 1, 2025 and 2024 was 104.18% and 97.94%, respectively. Total contributions, made to the Pentegra DB Plan, which include contributions from all participating employers and not just the Company, as reported on Form 5500, were $67.2 million and $63.4 million for the plan years ended June 30, 2025 and 2024, respectively. The Bank’s contributions to the Pentegra DB Plan were not more than 5% of the total contributions to the Pentegra DB Plan. During the years ended June 30, 2026, 2025 and 2024, the total expense recorded for the Pentegra DB Plan was approximately $143,000, $252,000 and $172,000, respectively.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 12 – Benefit Plans (continued)
Atlas Bank Retirement Income Plan (“ABRIP”)
The Atlas Bank Retirement Income Plan ("ABRIP") is a non-contributory defined benefit pension plan acquired in connection with the Atlas Bank merger. The plan has been frozen to future benefit accruals since January 31, 2013 and remains funded in accordance with applicable regulatory requirements.
The following tables set forth the ABRIP’s funded status and net periodic benefit cost:

	June 30,
	2026	2025
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation - beginning	$1,521	$1,570
Interest cost	83	82
Actuarial gain	(86)	17
Benefit payments	(143)	(148)
Projected benefit obligation - ending	$1,375	$1,521

Change in plan assets:
Fair value of assets - beginning	$2,648	$2,649
Actual return on assets	134	147
Benefit payments	(143)	(148)
Fair value of assets - ending	$2,639	$2,648

Reconciliation of funded status:
Projected benefit obligation	$(1,375)	$(1,521)
Fair value of assets	2,639	2,648
Funded status included in other assets	$1,264	$1,127

Accumulated benefit obligation	$(1,375)	$(1,521)

Valuation assumptions
Discount rate	5.75%	5.75%
Salary increase rate	N/A	N/A

	Years Ended June 30,
	2026	2025	2024
	(In Thousands)
Net periodic benefit cost:
Interest cost	$83	$82	$81
Expected return on assets	(90)	(90)	(93)
Amortization of net loss	24	33	42
Total expense	$17	$25	$30

Valuation assumptions
Discount rate	5.75%	5.50%	5.00%
Long term rate of return on plan assets	3.50%	3.50%	3.50%
The Bank does not expect to contribute to the ABRIP in the year ending June 30, 2027.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 12 – Benefit Plans (continued)
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Benefit Payments
(In Thousands)
Years ending June 30:
2027	$134
2028	132
2029	130
2030	127
2031	124
2032-2036	563
At June 30, 2026 and 2025, unrecognized net losses of $249,000 and $444,000, respectively, were included in accumulated other comprehensive loss.
The ABRIP's assets are invested in a Guaranteed Deposit Fund ("GDF") managed by Empower Retirement, LLC. The GDF is a group annuity fund invested in diversified public and private fixed-income securities through various sub-accounts. The underlying investments are valued using observable market data, including quoted prices for similar assets, and are not subject to redemption restrictions.
Management periodically monitors the ABRIP’s investments to ensure compliance with investment policies and reviews asset allocation and GDF performance. The ABRIP’s investment objective is to preserve principal while seeking an attractive rate of return through a diversified fixed-income strategy.
The fair value of the ABRIP’s assets at June 30, 2026 and 2025 by asset category (see Note 18 for the definitions of levels), are as follows:

	June 30, 2026
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Empower Guaranteed Deposit Fund	$—	$2,639	$—	$2,639

	June 30, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Empower Guaranteed Deposit Fund	$—	$2,648	$—	$2,648

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 12 – Benefit Plans (continued)
Benefit Equalization Plan (“BEP”)
The Bank has an unfunded non-qualified plan to compensate executive officers of the Bank who participate in the Bank’s qualified defined benefit plan for certain benefits lost under such plans by reason of benefit limitations imposed by Sections 415 and 401 of the IRC. There were approximately $178,000, $196,000 and $246,000 in contributions made to and benefits paid under the BEP during each of the years ended June 30, 2026, 2025 and 2024, respectively.
The following tables set forth the BEP’s funded status and components of net periodic benefit cost:

	June 30,
	2026	2025
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation - beginning	$1,824	$2,254
Interest cost	100	117
Actuarial loss (gain)	26	(351)
Benefit payments	(178)	(196)
Projected benefit obligation - ending	$1,772	$1,824

Change in plan assets:
Fair value of assets - beginning	$—	$—
Contributions	178	196
Benefit payments	(178)	(196)
Fair value of assets - ending	$—	$—

Reconciliation of funded status:
Accumulated benefit obligation	$(1,772)	$(1,824)

Projected benefit obligation	$(1,772)	$(1,824)
Fair value of assets	—	—
Funded status included in other liabilities	$(1,772)	$(1,824)

Valuation assumptions
Discount rate	5.75%	5.75%
Salary increase rate	N/A	N/A

	Years Ended June 30,
	2026	2025	2024
	(In Thousands)
Net periodic benefit cost:
Interest cost	$100	$117	$115
Amortization of net actuarial loss	—	38	42
Total expense	$100	$155	$157

Valuation assumptions
Discount rate	5.75%	5.50%	5.00%
Salary increase rate	N/A	N/A	N/A
It is estimated that contributions of approximately $178,000 will be made during the year ending June 30, 2027.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 12 – Benefit Plans (continued)
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Benefit Payments
(In Thousands)
Years ending June 30:
2027	$178
2028	179
2029	179
2030	179
2031	178
2032-2036	831
In April 2007, the Board of Directors of the Bank approved, effective July 1, 2007, freezing all future benefit accruals under the BEP related to the Bank’s defined benefit pension plan.
At June 30, 2026 and 2025, unrecognized net losses of $180,000 and $155,000, respectively, were included in accumulated other comprehensive loss in each period.
Postretirement Welfare Plan
The Bank has an unfunded postretirement group term life insurance plan covering all eligible employees. The benefits are based on age and years of service. During the years ended June 30, 2026, 2025 and 2024, contributions and benefits paid totaled $14,000, $13,000, and $13,000 respectively.
The following tables set forth the accrued accumulated postretirement benefit obligation and the net periodic benefit cost:

	June 30,
	2026	2025
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation - beginning	$976	$1,062
Service cost	68	71
Interest cost	54	57
Actuarial gain	(86)	(201)
Premiums/claims paid	(14)	(13)
Plan amendments	—	—
Projected benefit obligation - ending	$998	$976

Change in plan assets:
Fair value of assets - beginning	$—	$—
Contributions	14	13
Premiums/claims paid	(14)	(13)
Fair value of assets - ending	$—	$—

Reconciliation of funded status:
Projected benefit obligation	$(998)	$(976)
Fair value of assets	—	—
Funded status included in other liabilities	$(998)	$(976)

Valuation assumptions
Discount rate	5.75%	5.75%
Salary increase rate	3.25%	3.25%

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 12 – Benefit Plans (continued)

	Years Ended June 30,
	2026	2025	2024
	(In Thousands)
Net periodic benefit cost:
Service cost	$68	$71	$79
Interest cost	54	57	50
Amortization of net actuarial gain	(66)	(48)	(42)
Total expense	$56	$80	$87

Valuation assumptions
Discount rate	5.75%	5.50%	5.00%
Salary increase rate	3.25%	3.25%	3.25%
It is estimated that contributions of approximately $64,000 will be made during the year ending June 30, 2027.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Benefit Payments
(In Thousands)
Years ending June 30:
2027	$64
2028	81
2029	97
2030	105
2031	160
2032-2036	476
At June 30, 2026 and 2025, unrecognized net gains of $748,000 and $729,000, respectively, were included in accumulated other comprehensive income (loss).

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
During the years ended June 30, 2026, 2025 and 2024, contributions and benefits paid totaled $128,000, $79,000 and $49,000, respectively.
The following table sets forth the DCRP’s funded status and components of net periodic cost:

	June 30,
	2026	2025
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation - beginning	$2,483	$2,414
Interest cost	138	130
Actuarial (gain) loss	(61)	18
Benefit payments	(128)	(79)
Projected benefit obligation - ending	$2,432	$2,483

Change in plan assets:
Fair value of assets - beginning	$—	$—
Contributions	128	79
Benefit payments	(128)	(79)
Fair value of assets - ending	$—	$—

Reconciliation of funded status:
Accumulated benefit obligation	$(2,432)	$(2,483)

Projected benefit obligation	$(2,432)	$(2,483)
Fair value of assets	—	—
Funded status included in other liabilities	$(2,432)	$(2,483)

Valuation assumptions
Discount rate	5.75%	5.75%
Salary increase rate	N/A	N/A

	Years Ended June 30,
	2026	2025	2024
	(In Thousands)
Net periodic benefit cost:
Interest cost	$138	$130	$124
Amortization of net actuarial gain	(101)	(128)	(99)
Total expense	$37	$2	$25

Valuation assumptions
Discount rate	5.75%	5.50%	5.00%
Salary increase rate	N/A	N/A	N/A

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 12 – Benefit Plans (continued)
It is estimated that contributions of approximately $177,000 will be made during the year ending June 30, 2027.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Benefit Payments
(In Thousands)
Years ending June 30:
2027	$177
2028	193
2029	248
2030	295
2031	254
2032-2036	1,252
At June 30, 2026 and 2025, unrecognized net gains of $735,000 and $775,000, respectively, were included in accumulated other comprehensive income (loss).
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
The following tables set forth the SERP’s funded status and net periodic benefit cost:

	June 30,
	2026	2025
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation - beginning	$633	$633
Service cost	537	—
Interest cost	49	—
Projected benefit obligation - ending	$1,219	$633

Reconciliation of funded status:
Projected benefit obligation	$(1,219)	$(633)
Fair value of assets	—	—
Funded status included in other liabilities	$(1,219)	$(633)

Valuation assumptions
Discount rate	5.75%	—%
Salary increase rate	4.00%	N/A

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 12 – Benefit Plans (continued)

	Year Ended June 30,
	2026	2025
	(In Thousands)
Net periodic benefit cost:
Service cost	$537	$—
Interest cost	49	—
Total expense	$586	$—

Valuation assumptions
Discount rate	5.75%	—%
Salary increase rate	4.00%	—%
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Benefit Payments
(In Thousands)
Years ending June 30:
2027	$—
2028	—
2029	—
2030	—
2031	—
2032-2036	1,219
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
During the years ended June 30, 2026 and 2025, the Company granted 484,802 RSUs (comprised of 350,868 service-based RSUs and 133,934 performance-based RSUs) and 380,007 RSUs (comprised of 278,530 service-based RSUs and 101,477 performance-based RSUs), respectively. The service-based RSUs generally vest in three tranches over a period of 3.0 years and the performance-based RSUs will cliff vest upon the achievement of performance measures over a 3-year period. The total number of performance-based RSUs that will vest, if any, will depend on whether and to what extent the performance measures are achieved. Common stock will be issued from authorized shares upon the vesting of the RSUs. At June 30, 2026, there were 2,838,342 shares remaining available for future grants of stock options, restricted stock or RSUs under the 2021 Plan, subject to the limitations noted above.
Kearny Financial Corp. 2016 Equity Incentive Plan (“2016 Plan”)
No grants were made under the 2016 Plan during the years ended June 30, 2026 and 2025. As of October 28, 2021, the 2016 Plan was frozen and the Company no longer makes grants under the 2016 Plan.
Stock options granted under the 2016 Plan vest in equal installments over a five-year service period. Stock options were granted at an exercise price equal to the fair value of the Company's common stock on the grant date based on the closing market price and have an expiration period of 10 years. No stock options were granted during the years ended June 30, 2026, 2025 and 2024.
There were no restricted stock awards granted during the years ended June 30, 2026, 2025 and 2024.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 13 – Stock Based Compensation (continued)
2021 Plan and 2016 Plan
The following table presents stock-based compensation expense for the years ended June 30, 2026, 2025 and 2024:

	Years Ended June 30,
	2026	2025	2024
	(In Thousands)
Stock option expense	$—	$—	$58
Restricted stock expense	43	101	323
Restricted stock unit expense	2,267	1,714	2,211
Total stock-based compensation expense	$2,310	$1,815	$2,592
During the years ended June 30, 2026, 2025 and 2024, the income tax benefit attributed to our stock-based compensation expense was $671,000, $528,000 and $746,000, respectively.
Stock Options
The following is a summary of the Company’s stock option activity and related information for its option plans for the year ended June 30, 2026:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In Thousands)			(In Thousands)
Outstanding at June 30, 2025	2,745	$15.13	1.5 years	$—
Granted	—	—	—
Exercised	—	—	—
Forfeited	(340)	15.35
Outstanding at June 30, 2026	2,405	$15.11	0.7 years	$—

Exercisable at June 30, 2026	2,405	$15.11	0.7 years	$—
The Company generally issues shares from authorized but unissued shares upon the exercise of vested options.
There were no vested options exercised during the years ended June 30, 2026, 2025 or 2024.
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
The Company fully achieved the applicable performance targets for fiscal 2025 and therefore all eligible performance-based restricted shares successfully vested during the year ended June 30, 2026.
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
The following is a summary of the Company’s restricted share award activity for the year ended June 30, 2026:

	Vesting Contingent on Service Conditions		Vesting Contingent on Performance Conditions
	Restricted Shares	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value
	(In Thousands)		(In Thousands)
Non-vested at June 30, 2025	5	$13.11	5	$5.90
Granted	—	—	—	—
Vested	(3)	13.11	(2)	5.90
Forfeited	(2)	13.11	(3)	5.90
Non-vested at June 30, 2026	—	$—	—	$—
As of June 30, 2026, there were zero non-vested restricted share awards outstanding. During the years ended June 30, 2025 and 2024, the total fair value of vested restricted shares was $63,000 and $767,000, respectively.
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
The following is a summary of the Company’s RSU activity for the year ended June 30, 2026:

	Vesting Contingent on Service Conditions		Vesting Contingent on Performance Conditions
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(In Thousands)		(In Thousands)
Non-vested at June 30, 2025	512	$7.77	281	$8.73
Granted	351	5.86	134	5.86
Vested	(238)	8.65	—	—
Forfeited	(23)	7.39	(101)	11.17
Non-vested at June 30, 2026	602	$6.32	314	$6.72
Expected future compensation expense relating to the 916,000 non-vested RSUs at June 30, 2026 is $2.9 million over a weighted average period of 1.5 years.

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
At June 30, 2026 and 2025, the regulatory capital ratios of both the Company and the Bank were in excess of the levels required by federal banking regulators to be classified as “well-capitalized” under regulatory guidelines.
The following tables present information regarding the Bank’s regulatory capital levels at June 30, 2026 and 2025:

	At June 30, 2026
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$716,311	14.38%	$398,556	8.00%	$498,196	10.00%
Tier 1 capital (to risk-weighted assets)	669,370	13.44%	298,917	6.00%	398,556	8.00%
Common equity tier 1 capital (to risk-weighted assets)	669,370	13.44%	224,188	4.50%	323,827	6.50%
Tier 1 capital (to adjusted total assets)	669,370	8.83%	303,109	4.00%	378,886	5.00%

	At June 30, 2025
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$704,969	14.49%	$389,184	8.00%	$486,481	10.00%
Tier 1 capital (to risk-weighted assets)	662,232	13.61%	291,888	6.00%	389,184	8.00%
Common equity tier 1 capital (to risk-weighted assets)	662,232	13.61%	218,916	4.50%	316,212	6.50%
Tier 1 capital (to adjusted total assets)	662,232	8.68%	305,162	4.00%	381,453	5.00%

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 14 – Stockholders’ Equity (continued)
The following tables present information regarding the consolidated Company’s regulatory capital levels at June 30, 2026 and 2025:

	At June 30, 2026
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$761,657	15.27%	$398,916	8.00%
Tier 1 capital (to risk-weighted assets)	714,716	14.33%	299,187	6.00%
Common equity tier 1 capital (to risk-weighted assets)	714,716	14.33%	224,390	4.50%
Tier 1 capital (to adjusted total assets)	714,716	9.41%	303,751	4.00%

	At June 30, 2025
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$748,323	15.37%	$389,434	8.00%
Tier 1 capital (to risk-weighted assets)	705,586	14.49%	292,076	6.00%
Common equity tier 1 capital (to risk-weighted assets)	705,586	14.49%	219,057	4.50%
Tier 1 capital (to adjusted total assets)	705,586	9.23%	305,661	4.00%
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
During the fiscal year ended June 30, 2026, an application for quarterly capital distributions from the Bank to the Company was approved by federal banking regulators. The amount of dividends payable is based on 85% of quarterly net income of the Bank.
During the years ended June 30, 2026, 2025 and 2024, dividends paid by the Bank to the Company, in conjunction with quarterly capital distributions, as discussed above, totaled $31.0 million, $16.8 million and $19.3 million, respectively.
Stock Repurchase Plans
During the year ended June 30, 2026, the Company did not repurchase any of its common stock.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 15 – Income Taxes
The components of income taxes are as follows:

	Years Ended June 30,
	2026	2025	2024
	(In Thousands)
Current income tax expense:
Federal	$8,445	$3,709	$4,352
State	1,477	2,157	2,406
	9,922	5,866	6,758
Deferred income tax expense:
Federal	(746)	(156)	4
State	396	(786)	(871)
	(350)	(942)	(867)

Valuation allowance	1,566	—	—

Total income tax expense	$11,138	$4,924	$5,891
The following table presents a reconciliation between the reported income taxes for the periods presented and the income taxes which would be computed by applying the federal income tax rates applicable to those periods. The federal income tax rate of 21% was applicable for the years ended June 30, 2026, 2025 and 2024.

	Years Ended June 30,
	2026		2025		2024
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars In Thousands)
Income (loss) before income taxes	$47,402		$30,999		$(80,776)
U.S federal statutory tax rate	9,954	21.0%	6,510	21.0%	(16,963)	21.0%
Increases in income taxes resulting from:
State tax, net of federal tax effect (1)	1,888	4.0	$1,083	3.5	1,213	(1.5)
Goodwill impairment	—	—	—	—	18,935	(23.4)
Surrender of bank-owned life insurance policies	—	—	—	—	4,477	(5.5)
Nontaxable or non-deductible items
Income from bank-owned life insurance	(2,262)	(4.8)	(2,235)	(7.2)	(1,902)	2.4
ESOP shares released and dividends paid	(344)	(0.7)	(353)	(1.1)	(331)	0.4
Other nontaxable or non-deductible	537	1.1	180	0.6	211	(0.3)
Other reconciling items	(201)	(0.4)	(261)	(0.8)	251	(0.3)
	9,572		4,924		5,891

Valuation allowance	1,566	3.3%	—	—%	—	—%

Total income tax expense	$11,138		$4,924		$5,891
Effective income tax rate	23.50%		15.88%		(7.29)%
________________________________________
(1)    State taxes in New Jersey made up the majority (greater than 50 percent) of the tax effect in this category.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 15 – Income Taxes (continued)
The effective income tax rate represents total income tax expense divided by income before income taxes. Retained earnings at June 30, 2026, includes approximately $38.4 million of bad debt allowance, pursuant to the IRC, for which income taxes have not been provided. If such amount is used for purposes other than to absorb bad debts, including distributions in liquidation, it will be subject to income tax at the then current rate.
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
Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the applicable carry over period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income, and the projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible.
During the year ended June 30, 2026, the Company established a $1.6 million valuation allowance against a deferred tax asset related to certain non-qualified legacy stock options. This valuation allowance does not affect management's conclusion that the Company's remaining deferred tax assets are more likely than not to be realized.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 15 – Income Taxes (continued)
The tax effects of existing temporary differences that give rise to deferred income tax assets and liabilities are as follows:

	June 30,
	2026	2025
	(In Thousands)
Deferred income tax assets:
Purchase accounting	$2,587	$3,140
Accumulated other comprehensive income
Unrealized loss on securities available for sale	27,993	32,542
Allowance for credit losses	13,143	13,161
Benefit plans	2,609	2,596
Compensation	1,687	1,268
Stock-based compensation	2,314	2,689
Uncollected interest	1,609	1,581
Depreciation	2,461	2,634
Net operating loss carryover	838	1,522
Capital loss carryforward	662	703
Other items	716	643
Total deferred tax assets before valuation allowance	56,619	62,479
Valuation allowance	(1,566)	—
Total deferred tax assets	55,053	62,479
Deferred income tax liabilities:
Deferred loan fees and costs	1,627	1,756
Accumulated other comprehensive income
Derivatives	1,986	2,844
Defined benefit plans	307	276
Goodwill	2,434	2,400
Total deferred tax liabilities	6,354	7,276
Net deferred income tax asset	$48,699	$55,203
The following table presents income taxes paid for the years ended June 30, 2026, 2025 and 2024:

	Years Ended June 30,
	2026	2025	2024
	(Dollars In Thousands)
Federal taxes paid	$6,800	$2,300	$5,400
State and city taxes paid:
New Jersey	1,200	545	350
New York	506	514	565
New York City	398	693	299
Other	53	10	20
Total state and city taxes paid	2,157	1,762	1,234
Total income taxes paid	$8,957	$4,062	$6,634
The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of the state of New Jersey and various other states. The Company is generally no longer subject to examination by federal, state and local taxing authorities for tax years prior to June 30, 2023.

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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management’s credit evaluation of the borrower. At June 30, 2026 and 2025, the Bank had $489.0 million and $319.1 million in commitments to originate loans, including unused lines of credit.
The Bank is party to standby letters of credit through which it guarantees certain specific business obligations of its commercial customers. The balance of standby letters of credit at June 30, 2026 and 2025 was approximately $138,000 and $160,000, respectively.
In addition to the commitments noted above, at June 30, 2026, the Company’s pipeline of loans held for sale included $19.1 million of in-process loans whose terms included interest rate locks to borrowers that were paired with a best-efforts commitment to sell the loan to a buyer at a fixed price within a predetermined timeframe after the sale commitment is established.
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
Assets Measured on a Recurring Basis:
The following methods and significant assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at June 30, 2026 and 2025:
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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 17 – Fair Value of Financial Instruments (continued)
Those assets measured at fair value on a recurring basis are summarized below:

	June 30, 2026
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Debt securities available for sale:
Obligations of state and political subdivisions	$—	$—	$—	$—
Asset-backed securities	—	38,062	—	38,062
Collateralized loan obligations	—	233,659	—	233,659
Corporate bonds	—	152,169	—	152,169
Total debt securities	—	423,890	—	423,890

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	—	24,121	—	24,121
Residential pass-through securities	—	388,103	—	388,103
Commercial pass-through securities	—	128,255	—	128,255
Total mortgage-backed securities	—	540,479	—	540,479
Total securities available for sale	$—	$964,369	$—	$964,369

Interest rate contracts	$—	$12,678	$—	$12,678

Total assets	$—	$977,047	$—	$977,047

Liabilities:
Interest rate contracts	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 17 – Fair Value of Financial Instruments (continued)

	June 30, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Debt securities available for sale:
Obligations of state and political subdivisions	$—	$—	$—	$—
Asset-backed securities	—	59,498	—	59,498
Collateralized loan obligations	—	323,245	—	323,245
Corporate bonds	—	140,117	—	140,117
Total debt securities	—	522,860	—	522,860

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	—	—	—	—
Residential pass-through securities	—	357,319	—	357,319
Commercial pass-through securities	—	132,790	—	132,790
Total mortgage-backed securities	—	490,109	—	490,109
Total securities available for sale	$—	$1,012,969	$—	$1,012,969

Interest rate contracts	$—	$16,745	$—	$16,745

Total assets	$—	$1,029,714	$—	$1,029,714

Liabilities:
Interest rate contracts	$—	$5,149	$—	$5,149
Total liabilities	$—	$5,149	$—	$5,149
Assets Measured on a Non-Recurring Basis:
The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a non-recurring basis at June 30, 2026 and 2025:
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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 17 – Fair Value of Financial Instruments (continued)
Those assets measured at fair value on a non-recurring basis are summarized below:

	June 30, 2026
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Collateral dependent loans:
Multi-family mortgage	$—	$—	$17,386	$17,386
Total	$—	$—	$17,386	$17,386

Other real estate owned, net:
Nonresidential	$—	$—	$5,519	$5,519
Total	$—	$—	$5,519	$5,519

	June 30, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Collateral dependent loans:
Multi-family mortgage	$—	$—	$16,385	$16,385
Nonresidential mortgage	—	—	4,697	4,697
Total	$—	$—	$21,082	$21,082
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value:

	June 30, 2026
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(Dollars in Thousands)
Collateral dependent loans:
Multi-family mortgage	$17,386	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	6.00% - 21.00%	13.54%
Total	$17,386

Other real estate owned, net:
Nonresidential	$5,519	Market valuation of underlying collateral	(3)	Adjustments to reflect current conditions/selling costs	(2)	4.00%	4.00%
Total	$5,519

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
At June 30, 2026, collateral dependent loans valued using Level 3 inputs comprised loans with principal balance totaling $18.4 million and valuation allowance of $1.1 million reflecting an aggregate fair value of $17.4 million. By comparison, at June 30, 2025, collateral dependent loans valued using Level 3 inputs comprised loans with principal balance totaling $22.5 million and valuation allowances of $1.4 million reflecting an aggregate fair value of $21.1 million.
Once a loan is foreclosed, the fair value of the other real estate owned continues to be evaluated based upon the fair value of the repossessed real estate originally securing the loan. At June 30, 2026 the Company held two nonresidential properties in other real estate owned with an aggregate carrying value of $5.5 million that were acquired through foreclosure. At June 30, 2025, the Company had no other real estate owned assets.
The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2026 and 2025:

	June 30, 2026
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$114,823	$114,823	$114,823	$—	$—
Investment securities available for sale	964,369	964,369	—	964,369	—
Investment securities held to maturity	106,814	95,005	—	95,005	—
Loans held-for-sale	6,022	6,082	—	6,082	—
Net loans receivable	5,829,829	5,520,603	—	—	5,520,603
FHLB Stock	59,726	—	—	—	—
Interest receivable	27,875	27,875	24	5,815	22,036
Interest rate contracts	12,678	12,678	—	12,678	—

Financial liabilities:
Deposits other than certificates of deposits	$3,768,949	$3,768,949	$3,768,949	$—	$—
Certificates of deposits	1,940,676	1,934,550	—	—	1,934,550
Borrowings	1,150,000	1,149,254	—	—	1,149,254
Interest payable on deposits	3,459	3,459	654	—	2,805
Interest payable on borrowings	4,146	4,146	—	—	4,146

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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 18 – Comprehensive Income (Loss)
The components of accumulated other comprehensive loss included in stockholders’ equity are as follows:

	June 30,
	2026	2025
	(In Thousands)
Net unrealized loss on securities available for sale	$(96,495)	$(112,142)
Tax effect	27,993	32,542
Net of tax amount	(68,502)	(79,600)

Fair value adjustments on derivatives	6,789	9,770
Tax effect	(1,986)	(2,844)
Net of tax amount	4,803	6,926

Benefit plan adjustments	1,054	946
Tax effect	(307)	(276)
Net of tax amount	747	670

Total accumulated other comprehensive loss	$(62,952)	$(72,004)
Other comprehensive income (loss) and related tax effects are presented in the following table:

	Years Ended June 30,
	2026	2025	2024
	(In Thousands)
Net unrealized gain on securities available for sale	$15,647	$18,531	$7,330

Net realized loss on securities available for sale (1)	—	—	18,135

Fair value adjustments on derivatives	(2,981)	(31,903)	(16,741)

Benefit plans:
(Accretion) amortization of net actuarial (gain) loss (2)	(143)	(106)	(58)
Net actuarial gain	251	715	127
Net change in benefit plan accrued expense	108	609	69

Other comprehensive income (loss) before taxes	12,774	(12,763)	8,793
Tax effect	(3,722)	3,922	(2,500)
Total other comprehensive income (loss)	$9,052	$(8,841)	$6,293
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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 19 – Revenue Recognition
All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the years ended June 30, 2026, 2025 and 2024. Sources of revenue outside the scope of ASC 606 are noted as such.

	Years Ended June 30,
	2026	2025	2024
	(In Thousands)
Non-interest income:
Deposit-related fees and charges	$2,798	$1,866	$1,772
Loan-related fees and charges(1)	1,376	624	837
Loss on sale and call of securities(1)	—	—	(18,135)
Gain (loss) on sale of loans(1)	932	806	(282)
Loss on sale of other real estate owned	—	—	(974)
Income from bank owned life insurance(1)	10,751	10,672	9,076
Electronic banking fees and charges (interchange income)	1,738	1,717	2,357
Miscellaneous(1)	5,230	3,367	3,356
Total non-interest income	$22,825	$19,052	$(1,993)
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
Gains/Losses on Sales of OREO
The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. Gains/Losses on the sales of OREO falls within the scope of ASC 606, if the Company finances the transaction. Under ASC 606, if the Company finances the sale of OREO to the buyer, the Company is required to assess whether the buyer is committed to perform their obligations under the contract and whether the collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related (loss) gain on sale if a significant financing component is present.
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

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 20 – Parent Only Financial Information
Kearny Financial Corp. operates its wholly owned subsidiary Kearny Bank and the Bank’s wholly-owned subsidiaries CJB Investment Company, 189-245 Berdan Avenue LLC and Kearny Wealth Management LLC. The consolidated earnings of the subsidiaries are recognized by the Company using the equity method of accounting. Accordingly, the consolidated earnings of the subsidiaries are recorded as increases in the Company’s investment in the subsidiaries. The following are the condensed financial statements for Kearny Financial Corp. (Parent Company only) as of June 30, 2026 and 2025, and for each of the years in the three-year period ended June 30, 2026.
Condensed Statements of Financial Condition

	June 30,
	2026	2025
	(In Thousands)
Assets

Cash and amounts due from depository institutions	$24,476	$20,773
Loans receivable	20,571	22,573
Investment in subsidiary	721,324	702,607
Other assets	1,394	670
Total Assets	$767,765	$746,623

Liabilities and Stockholders' Equity

Other liabilities	$1,095	$661
Stockholders' equity	766,670	745,962
Total Liabilities and Stockholders' Equity	$767,765	$746,623
Condensed Statements of Income (Loss) and Comprehensive Income (Loss)

	Years Ended June 30,
	2026	2025	2024
	(In Thousands)
Dividends from subsidiary	$30,970	$16,758	$19,332
Interest income	1,485	1,666	2,201
Equity in undistributed earnings of subsidiaries	5,886	9,846	(105,948)
Total income	38,341	28,270	(84,415)

Directors' compensation	530	584	618
Other expenses	1,693	1,714	1,647
Total expense	2,223	2,298	2,265
Income (loss) before income taxes	36,118	25,972	(86,680)
Income tax benefit	(146)	(103)	(13)
Net income (loss)	$36,264	$26,075	$(86,667)
Comprehensive income (loss)	$45,316	$17,234	$(80,374)

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 20 – Parent Only Financial Information (continued)
Condensed Statements of Cash Flows

	Years Ended June 30,
	2026	2025	2024
	(In Thousands)
Cash Flows from Operating Activities:
Net income (loss)	$36,264	$26,075	$(86,667)
Adjustment to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(5,886)	(9,846)	105,948
(Increase) decrease in other assets	(724)	184	(27)
Increase (decrease) in other liabilities	306	(402)	142
Net Cash Provided by Operating Activities	29,960	16,011	19,396

Cash Flows from Investing Activities:
Repayment of loan to ESOP	2,002	1,937	1,874
Net Cash Provided by Investing Activities	2,002	1,937	1,874

Cash Flows from Financing Activities:
Cash dividends paid	(27,835)	(27,634)	(27,564)
Repurchase and cancellation of common stock of Kearny Financial Corp.	—	—	(11,240)
Cancellation of shares repurchased on vesting to pay taxes	(424)	(362)	(484)
Net Cash Used In Financing Activities	(28,259)	(27,996)	(39,288)
Net Increase (Decrease) in Cash and Cash Equivalents	3,703	(10,048)	(18,018)
Cash and Cash Equivalents - Beginning	20,773	30,821	48,839
Cash and Cash Equivalents - Ending	$24,476	$20,773	$30,821

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
The following schedule shows the Company’s earnings per share calculations for the periods presented:

	For the Year Ended June 30,
	2026	2025	2024
	(In Thousands, Except Per Share Data)
Net income (loss)	$36,264	$26,075	$(86,667)

Weighted average number of common shares outstanding - basic	62,866	62,508	62,444
Effect of dilutive securities	354	208	—
Weighted average number of common shares outstanding- diluted	63,220	62,716	62,444

Basic earnings per share	$0.58	$0.42	$(1.39)
Diluted earnings per share	$0.57	$0.42	$(1.39)
Stock options for 2,405,000, 2,745,000 and 2,751,902 shares of common stock were not considered in computing diluted earnings per share at June 30, 2026, 2025 and 2024, respectively, because they were considered anti-dilutive. In addition, 455,630, 450,203 and 689,252 RSUs were not considered in computing diluted earnings per share at June 30, 2026, 2025 and 2024, respectively, because they were considered anti-dilutive.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEARNY FINANCIAL CORP.

Dated: August 21, 2026		/s/ Craig L. Montanaro
	By:	Craig L. Montanaro President and Chief Executive Officer
Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on August 21, 2026 on behalf of the Registrant and in the capacities indicated.

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