Form 10-Q
period 2026-09-30
Kearny Financial Corp.
filed 2026-11-05
CIK 1617242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: October 30, 2026.
$0.01 par value common stock — 64,929,382 shares outstanding

KEARNY FINANCIAL CORP. AND SUBSIDIARIES

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In Thousands, Except Share and Per Share Data)

	September 30, 2026	June 30, 2026
	(Unaudited)
Assets
Cash and amounts due from depository institutions	$18,191	$18,024
Interest-bearing deposits in other banks	97,638	96,799
Cash and cash equivalents	115,829	114,823
Investment securities available for sale (amortized cost of $1,059,634 and $1,060,864, respectively)	931,965	964,369
Investment securities held to maturity (fair value of $87,842 and $95,005, respectively)	104,228	106,814
Loans held-for-sale	4,786	6,022
Loans receivable	5,980,398	5,875,325
Less: allowance for credit losses on loans	(46,049)	(45,496)
Net loans receivable	5,934,349	5,829,829
Premises and equipment	42,112	42,359
Federal Home Loan Bank (“FHLB”) of New York stock	59,176	59,726
Accrued interest receivable	31,328	27,875
Goodwill	113,525	113,525
Core deposit intangibles	857	968
Bank owned life insurance	317,512	314,756
Deferred income tax assets, net	52,953	48,699
Other real estate owned	5,397	5,519
Other assets	63,885	46,921
Total Assets	$7,777,902	$7,682,205

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest-bearing	$790,227	$788,015
Interest-bearing	5,043,269	4,921,610
Total deposits	5,833,496	5,709,625
Borrowings	1,135,000	1,150,000
Advance payments by borrowers for taxes	18,640	18,562
Other liabilities	34,861	37,348
Total Liabilities	7,021,997	6,915,535

Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 800,000,000 shares authorized; 64,929,382 shares and 64,738,125 shares issued and outstanding, respectively	649	648
Paid-in capital	495,513	495,953
Retained earnings	353,055	350,046
Unearned employee stock ownership plan shares; 1,705,933 shares and 1,756,107 shares, respectively	(16,538)	(17,025)
Accumulated other comprehensive loss	(76,774)	(62,952)
Total Stockholders' Equity	755,905	766,670
Total Liabilities and Stockholders' Equity	$7,777,902	$7,682,205
See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,
	2026	2025
Interest Income
Loans	$71,425	$68,349
Taxable investment securities	11,462	12,600
Tax-exempt investment securities	26	41
Other interest-earning assets	1,317	1,518
Total Interest Income	84,230	82,508

Interest Expense
Deposits	31,923	33,931
Borrowings	12,227	10,873
Total Interest Expense	44,150	44,804
Net Interest Income	40,080	37,704
Provision for (reversal of) credit losses	830	(82)
Net Interest Income after Provision for (Reversal of) Credit Losses	39,250	37,786

Non-Interest Income
Fees and service charges	1,022	892
Gain on sale of loans	217	199
Loss on other real estate owned	(122)	—
Income from bank owned life insurance	2,756	2,689
Electronic banking fees and charges	464	416
Other income	866	1,651
Total Non-Interest Income	5,203	5,847

Non-Interest Expense
Salaries and employee benefits	19,430	18,745
Net occupancy expense of premises	2,785	3,307
Equipment and systems	3,725	3,974
Advertising and marketing	381	562
Federal deposit insurance premium	1,425	1,301
Directors' compensation	333	307
Other expense	3,708	3,470
Total Non-Interest Expense	31,787	31,666
Income before Income Taxes	12,666	11,967
Income tax expense	2,622	2,461
Net Income	$10,044	$9,506

Net Income per Common Share (EPS)
Basic	$0.16	$0.15
Diluted	$0.16	$0.15
Weighted Average Number of Common Shares Outstanding
Basic	63,122	62,741
Diluted	63,563	62,951
See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In Thousands, Unaudited)

	Three Months Ended September 30,
	2026	2025
Net Income	$10,044	$9,506
Other Comprehensive (Loss) Income, net of tax:
Net unrealized (loss) gain on securities available for sale	(22,133)	8,081
Fair value adjustments on derivatives	8,342	(3,789)
Benefit plan adjustments	(31)	(25)
Total Other Comprehensive (Loss) Income	(13,822)	4,267
Total Comprehensive (Loss) Income	$(3,778)	$13,773
See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Per Share Data, Unaudited)

	Common Stock		Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance - June 30, 2025	64,577	$646	$494,546	$341,744	$(18,970)	$(72,004)	$745,962
Net income	—	—	—	9,506	—	—	9,506
Other comprehensive income, net of income tax	—	—	—	—	—	4,267	4,267
ESOP shares committed to be released (50 shares)	—	—	(164)	—	486	—	322
Issuance of stock under stock benefit plan	238	2	(2)	—	—	—	—
Stock-based compensation expense	—	—	525	—	—	—	525
Cancellation of shares issued for restricted stock awards	(76)	—	(415)	—	—	—	(415)
Cash dividends declared ($0.11 per common share)	—	—	—	(6,963)	—	—	(6,963)
Balance - September 30, 2025	64,739	$648	$494,490	$344,287	$(18,484)	$(67,737)	$753,204

	Common Stock		Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance - June 30, 2026	64,738	$648	$495,953	$350,046	$(17,025)	$(62,952)	$766,670
Net income	—	—	—	10,044	—	—	10,044
Other comprehensive loss, net of income tax	—	—	—	—	—	(13,822)	(13,822)
ESOP shares committed to be released (50 shares)	—	—	(5)	—	487	—	482
Issuance of stock under stock benefit plans	285	3	(3)	—	—	—	—
Stock-based compensation expense	—	—	460	—	—	—	460
Cancellation of shares issued for restricted stock awards	(94)	(2)	(892)	—	—	—	(894)
Cash dividends declared ($0.11 per common share)	—	—	—	(7,035)	—	—	(7,035)
Balance - September 30, 2026	64,929	$649	$495,513	$353,055	$(16,538)	$(76,774)	$755,905

See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Unaudited)

	Three Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$10,044	$9,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	952	1,042
Net accretion of yield adjustments	79	(139)
Deferred income taxes	1,389	1,892
Amortization of intangible assets	111	119
Net change in benefit plan accrued expense	(44)	(35)
Provision for (reversal of) credit losses	830	(82)
Loss on write-down of other real estate owned	122	—
Loans originated for sale	(26,735)	(28,605)
Proceeds from sale of mortgage loans held-for-sale	28,188	28,085
Gain on sale of mortgage loans held-for-sale, net	(217)	(199)
Realized gain on disposition of premises and equipment	—	(749)
Increase in cash surrender value of bank owned life insurance	(2,756)	(2,689)
ESOP and stock-based compensation expense	942	847
Increase in interest receivable	(3,453)	(1,362)
Decrease in other assets	3,081	645
Increase (decrease) in interest payable	865	(2,108)
Decrease in other liabilities	(4,070)	(4,664)
Net Cash Provided by Operating Activities	9,328	1,504

Cash Flows from Investing Activities:
Purchases of investment securities available for sale	(60,970)	(71,170)
Purchase of loans	(89,141)	(5,053)
Proceeds from investment securities available for sale	62,254	79,405
Proceeds from investment securities held to maturity	2,562	3,507
Net (increase) decrease in loans receivable	(18,106)	50,763
Purchase of interest rate contracts	(5,650)	—
Additions to premises and equipment	(705)	(367)
Proceeds from death benefit of bank owned life insurance	—	301
Proceeds from sale of premises and equipment	—	2,629
Purchase of FHLB stock	(8,450)	(9,900)
Redemption of FHLB stock	9,000	12,150
Net Cash (Used In) Provided by Investing Activities	(109,206)	62,265
See notes to unaudited consolidated financial statements.

KEARNY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands, Unaudited)

	Three Months Ended September 30,
	2026	2025

Cash Flows from Financing Activities:
Net change in deposits	123,871	(43,333)
Repayment of term FHLB advances	(1,700,000)	(1,200,000)
Proceeds from term FHLB advances and other borrowings	1,775,000	1,100,000
Net (decrease) increase in other short-term borrowings	(90,000)	50,000
Net increase (decrease) in advance payments by borrowers for taxes	78	(56)
Cancellation of shares repurchased on vesting to pay taxes	(894)	(415)
Dividends paid	(7,171)	(7,095)
Net Cash Provided by (Used in) Financing Activities	100,884	(100,899)
Net Increase (Decrease) in Cash and Cash Equivalents	1,006	(37,130)
Cash and Cash Equivalents - Beginning	114,823	167,269
Cash and Cash Equivalents - Ending	$115,829	$130,139

Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Income taxes, net of refunds	$3,125	$2,711
Interest	$43,285	$46,912
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
Basis of Presentation
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include the information or footnotes necessary for a complete presentation of financial condition, income, comprehensive income, changes in stockholders’ equity and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the unaudited consolidated financial statements have been included. The results of operations for the three months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.
The data in the Consolidated Statement of Financial Condition at June 30, 2026 was derived from the Company’s 2026 Annual Report on Form 10-K. That data, along with the interim unaudited financial information presented in the Consolidated Statements of Financial Condition, Income, Comprehensive Income, Changes in Stockholders’ Equity and Cash Flows should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s 2026 Annual Report on Form 10-K.
The accounting and reporting policies of the Company conform to U.S. GAAP and to general practice within the financial services industry. A discussion of these policies can be found in Note 1, Summary of Significant Accounting Policies, included in the Company’s 2026 Annual Report on Form 10-K. There have been no material changes to the Company’s significant accounting policies since June 30, 2026.
Operating Segments
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
2.    SUBSEQUENT EVENTS
The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of September 30, 2026, for items that should potentially be recognized or disclosed in these consolidated financial statements (unaudited). The evaluation was conducted through the date this document was filed.
On October 21, 2026, the Company declared a quarterly cash dividend of $0.11 per share, payable on November 18, 2026 to stockholders of record as of November 4, 2026.

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
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU clarifies the threshold entities apply to begin capitalizing costs and removes all references to project stages in ASC Subtopic 350-40. ASU No. 2025-06 is effective for all entities for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual reporting period. Adoption of ASU 2025-06 is not expected to have a significant impact on the Company’s consolidated financial statements.
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

4.    SECURITIES
The following tables present the amortized cost, gross unrealized gains and losses and estimated fair values for available for sale securities and the amortized cost, gross unrecognized gains and losses and estimated fair values for held to maturity securities as of the dates indicated:

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Available for sale:
Debt securities:
Asset-backed securities	$37,867	$—	$68	$—	$37,799
Collateralized loan obligations	238,500	143	439	—	238,204
Corporate bonds	166,535	702	4,548	—	162,689
Total debt securities	442,902	845	5,055	—	438,692

Mortgage-backed securities:
Collateralized mortgage obligations (1)	16,395	—	829	—	15,566
Residential pass-through securities (1)	453,376	—	95,656	—	357,720
Commercial pass-through securities (1)	146,961	—	26,974	—	119,987
Total mortgage-backed securities	616,732	—	123,459	—	493,273

Total securities available for sale	$1,059,634	$845	$128,514	$—	$931,965
___________________________
(1)Government-sponsored enterprises.

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Available for sale:
Debt securities:
Asset-backed securities	$38,348	$—	$286	$—	$38,062
Collateralized loan obligations	233,665	378	384	—	233,659
Corporate bonds	154,036	1,389	3,256	—	152,169
Total debt securities	426,049	1,767	3,926	—	423,890

Mortgage-backed securities:
Collateralized mortgage obligations (1)	24,390	—	269	—	24,121
Residential pass-through securities (1)	461,678	387	73,962	—	388,103
Commercial pass-through securities (1)	148,747	145	20,637	—	128,255
Total mortgage-backed securities	634,815	532	94,868	—	540,479

Total securities available for sale	$1,060,864	$2,299	$98,794	$—	$964,369
___________________________
(1)Government-sponsored enterprises.

	September 30, 2026
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Held to maturity:
Debt securities:
Obligations of state and political subdivisions	$4,263	$—	$64	$—	$4,199
Total debt securities	4,263	—	64	—	4,199

Mortgage-backed securities:
Residential pass-through securities (1)	87,825	—	14,628	—	73,197
Commercial pass-through securities (1)	12,140	—	1,694	—	10,446
Total mortgage-backed securities	99,965	—	16,322	—	83,643

Total securities held to maturity	$104,228	$—	$16,386	$—	$87,842
___________________________
(1)Government-sponsored enterprises.

	June 30, 2026
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Fair Value
	(In Thousands)
Held to maturity:
Debt securities:
Obligations of state and political subdivisions	$4,487	$—	$21	$—	$4,466
Total debt securities	4,487	—	21	—	4,466

Mortgage-backed securities:
Residential pass-through securities (1)	90,178	229	10,671	—	79,736
Commercial pass-through securities (1)	12,149	—	1,346	—	10,803
Total mortgage-backed securities	102,327	229	12,017	—	90,539

Total securities held to maturity	$106,814	$229	$12,038	$—	$95,005
___________________________
(1)Government-sponsored enterprises.

Excluding the balances of mortgage-backed securities, the following tables present the amortized cost and estimated fair values of debt securities available for sale and held to maturity, by contractual maturity, at September 30, 2026:

	September 30, 2026
	Amortized Cost	Fair Value
	(In Thousands)
Available for sale debt securities:
Due in one year or less	$—	$—
Due after one year through five years	24,525	23,988
Due after five years through ten years	201,842	198,645
Due after ten years	216,535	216,059
Total	$442,902	$438,692

	September 30, 2026
	Amortized Cost	Fair Value
	(In Thousands)
Held to maturity debt securities:
Due in one year or less	$2,577	$2,571
Due after one year through five years	1,686	1,628
Due after five years through ten years	—	—
Due after ten years	—	—
Total	$4,263	$4,199

The carrying value of securities pledged was as follows as of the dates presented below:

	September 30, 2026	June 30, 2026
	(In Thousands)
Securities pledged:
Pledged to secure public funds on deposit	$117,478	$122,073
Pledged for potential borrowings at the Federal Reserve Bank of New York	—	—
Total carrying value of securities pledged	$117,478	$122,073
The following tables present the gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that securities have been in a continuous unrealized loss position within the available for sale portfolio at September 30, 2026 and June 30, 2026:

	September 30, 2026
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale:
Asset-backed securities	$18,980	$15	$18,819	$53	6	$37,799	$68
Collateralized loan obligations	140,280	405	19,438	34	14	159,718	439
Corporate bonds	79,186	1,839	50,301	2,709	23	129,487	4,548
Collateralized mortgage obligations	15,566	829	—	—	1	15,566	829
Commercial pass-through securities	20,207	998	99,780	25,976	8	119,987	26,974
Residential pass-through securities	86,154	4,744	271,566	90,912	104	357,720	95,656
Total	$360,373	$8,830	$459,904	$119,684	156	$820,277	$128,514

	June 30, 2026
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale:
Asset-backed securities	$1,757	$6	$36,305	$280	6	$38,062	$286
Collateralized loan obligations	107,735	361	15,427	23	12	123,162	384
Corporate bonds	40,727	298	57,553	2,958	19	98,280	3,256
Collateralized mortgage obligations	24,121	269	—	—	1	24,121	269
Commercial pass-through securities	—	—	106,055	20,637	7	106,055	20,637
Residential pass-through securities	56,754	623	295,686	73,339	96	352,440	73,962
Total	$231,094	$1,557	$511,026	$97,237	141	$742,120	$98,794
Available for sale securities are evaluated to determine if a decline in fair value below the amortized cost basis has resulted from a credit loss or from other factors. An impairment related to credit factors would be recorded through an allowance for credit losses. The allowance is limited to the amount by which the security’s amortized cost basis exceeds the fair value. An impairment that has not been recorded through an allowance for credit losses shall be recorded through other comprehensive income, net of applicable taxes. Investment securities will be written down to fair value through the Consolidated Statement of Income if management intends to sell, or may be required to sell, the securities before they recover in value. The issuers of these securities continue to make timely principal and interest payments and none of these securities were past due or were placed in nonaccrual status at September 30, 2026. Management believes that the unrealized losses on these securities are a function of changes in market interest rates and credit spreads, not changes in credit quality. No allowance for credit losses was recorded at September 30, 2026 on available for sale securities.
At September 30, 2026, the held to maturity securities portfolio consisted of agency mortgage-backed securities and obligations of state and political subdivisions. The mortgage-backed securities are issued by U.S. government agencies and are implicitly guaranteed by the U.S. government. The obligations of state and political subdivisions in the portfolio are highly rated by major rating agencies and have a long history of no credit losses. The Company regularly monitors the obligations of state and political subdivisions sector of the market and reviews collectability including such factors as the financial condition of the issuers as well as credit ratings in effect as of the reporting period. No allowance for credit losses was recorded at September 30, 2026 on held to maturity securities.
As of September 30, 2026 and June 30, 2026, there were no holdings of debt securities of any one issuer, other than U.S. government sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.

5.    LOANS RECEIVABLE
The following table sets forth the composition of the Company’s loan portfolio at September 30, 2026 and June 30, 2026:

	September 30, 2026	June 30, 2026
	(In Thousands)
Commercial loans:
Multi-family mortgage	$2,436,745	$2,499,894
Nonresidential mortgage	1,049,308	1,019,445
Commercial and industrial	231,361	223,927
Construction	303,007	263,200
Total commercial loans	4,020,421	4,006,466

One- to four-family residential mortgage	1,810,732	1,789,865

Consumer loans:
Home equity loans	76,827	79,844
Other consumer	77,397	2,387
Total consumer loans	154,224	82,231

Total loans	5,985,377	5,878,562

Unaccreted yield adjustments (1)	(4,979)	(3,237)

Total loans receivable, net of yield adjustments	$5,980,398	$5,875,325
___________________________
(1)At September 30, 2026 and June 30, 2026, included a fair value adjustment to the carrying amount of hedged one- to four-family residential mortgage loans.
Past Due Loans
Past due status is based on the contractual payment terms of the loans. The following tables present the payment status of past due loans as of September 30, 2026 and June 30, 2026, by loan segment:

	Payment Status September 30, 2026
	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(In Thousands)
Multi-family mortgage	$9,339	$3,201	$31,783	$44,323	$2,392,422	$2,436,745
Nonresidential mortgage	—	—	190	190	1,049,118	1,049,308
Commercial and industrial	—	—	149	149	231,212	231,361
Construction	—	—	2,755	2,755	300,252	303,007
One- to four-family residential mortgage	4,089	1,664	4,205	9,958	1,800,774	1,810,732
Home equity loans	315	150	114	579	76,248	76,827
Other consumer	—	—	—	—	77,397	77,397
Total loans	$13,743	$5,015	$39,196	$57,954	$5,927,423	$5,985,377

	Payment Status June 30, 2026
	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(In Thousands)
Multi-family mortgage	$2,404	$—	$31,170	$33,574	$2,466,320	$2,499,894
Nonresidential mortgage	—	—	203	203	1,019,242	1,019,445
Commercial and industrial	—	—	205	205	223,722	223,927
Construction	—	—	2,755	2,755	260,445	263,200
One- to four-family residential mortgage	1,791	1,683	4,390	7,864	1,782,001	1,789,865
Home equity loans	151	198	21	370	79,474	79,844
Other consumer	—	—	—	—	2,387	2,387
Total loans	$4,346	$1,881	$38,744	$44,971	$5,833,591	$5,878,562

Nonperforming Loans
Loans are generally placed on nonaccrual status when contractual payments become 90 or more days past due or when the Company does not expect to receive all principal and interest payments owed substantially in accordance with the terms of the loan agreement, regardless of past due status. Loans that become 90 days or more past due, but are well secured and in the process of collection, may remain on accrual status. Nonaccrual loans are generally returned to accrual status when all payments due are brought current and the Company expects to receive all remaining principal and interest payments owed substantially in accordance with the terms of the loan agreement. Payments received in cash on nonaccrual loans, including both the principal and interest portions of those payments, are generally applied to reduce the carrying value of the loan. The Company did not recognize interest income on non-accrual loans during the three months ended September 30, 2026 and 2025.
The following tables present information relating to the Company’s nonperforming loans as of September 30, 2026 and June 30, 2026:

	Performance Status September 30, 2026
	90 Days and Over Past Due Accruing	Nonaccrual Loans with Allowance for Credit Losses	Nonaccrual Loans with no Allowance for Credit Losses	Total Nonperforming	Performing	Total
	(In Thousands)
Multi-family mortgage	$—	$9,582	$31,036	$40,618	$2,396,127	$2,436,745
Nonresidential mortgage	—	—	344	344	1,048,964	1,049,308
Commercial and industrial	—	149	257	406	230,955	231,361
Construction	—	—	2,755	2,755	300,252	303,007
One- to four-family residential mortgage	—	2,219	4,704	6,923	1,803,809	1,810,732
Home equity loans	—	—	114	114	76,713	76,827
Other consumer	—	—	—	—	77,397	77,397
Total loans	$—	$11,950	$39,210	$51,160	$5,934,217	$5,985,377

	Performance Status June 30, 2026
	90 Days and Over Past Due Accruing	Nonaccrual Loans with Allowance for Credit Losses	Nonaccrual Loans with no Allowance for Credit Losses	Total Nonperforming	Performing	Total
	(In Thousands)
Multi-family mortgage	$—	$10,617	$26,263	$36,880	$2,463,014	$2,499,894
Nonresidential mortgage	—	—	360	360	1,019,085	1,019,445
Commercial and industrial	—	197	265	462	223,465	223,927
Construction	—	—	2,755	2,755	260,445	263,200
One- to four-family residential mortgage	—	2,929	4,393	7,322	1,782,543	1,789,865
Home equity loans	—	—	117	117	79,727	79,844
Other consumer	—	—	—	—	2,387	2,387
Total loans	$—	$13,743	$34,153	$47,896	$5,830,666	$5,878,562
Loan Modifications Made to Borrowers Experiencing Financial Difficulty

No loan modifications were made to borrowers experiencing financial difficulty during the three months ended September 30, 2026 and 2025.

At September 30, 2026 and September 30, 2025, there were no commitments to lend additional funds to borrowers experiencing financial difficulty whose terms have been restructured.

The following table presents the performance status of the loans that were modified in the last twelve months to borrowers experiencing financial difficulties as of September 30, 2026 and June 30, 2026:

	September 30, 2026
	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Non-Accrual
	(Dollars In Thousands)
Multi-family mortgage	$15,298	$11,734	$—	$11,734	$2,395
Commercial and industrial	675	—	—	—	—
One- to four-family residential mortgage	238	—	—	—	154
Total	$16,211	$11,734	$—	$11,734	$2,549

	June 30, 2026
	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Non-Accrual
	(Dollars In Thousands)
Multi-family mortgage	$24,678	$2,404	$—	$2,404	$—
Commercial and industrial	696	—	—	—	—
One- to four-family residential mortgage	227	—	—	—	141
Total	$25,601	$2,404	$—	$2,404	$141
Individually Analyzed Loans
Individually analyzed loans include loans which do not share similar risk characteristics with other loans. Loans previously modified as TDRs and loan modifications made to borrowers experiencing financial difficulty are generally evaluated for individual impairment. However, after a period of sustained repayment performance which permits the credit to be returned to accrual status, the loans are generally removed from individual impairment analysis and returned to its corresponding pool. As of September 30, 2026, the carrying value of individually analyzed loans, including loans acquired with deteriorated credit quality that were individually analyzed, totaled $51.2 million, of which $40.7 million were considered collateral dependent.
For collateral dependent loans where management has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and repayment of the loan is to be provided substantially through the operation or sale of the collateral, the allowance for credit losses is measured based on the difference between the fair value of the collateral, less costs to sell, and the amortized cost basis of the loan as of the measurement date. See Note 11 for additional disclosure regarding fair value of individually analyzed collateral dependent loans.
The following table presents the carrying value and related allowance of collateral dependent individually analyzed loans at the dates indicated:

	September 30, 2026		June 30, 2026
	Carrying Value	Related Allowance	Carrying Value	Related Allowance
	(In Thousands)
Commercial loans:
Multi-family mortgage	$36,405	$777	$36,738	$1,054
Nonresidential mortgage (1)	—	—	—	—
Commercial and industrial (2)	—	—	—	—
Construction	2,755	—	2,755	—
Total commercial loans	39,160	777	39,493	1,054

One- to four-family residential mortgage (2)	1,502	—	687	—

Consumer loans:
Home equity loans (2)	12	—	13	—

Total	$40,674	$777	$40,193	$1,054
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
Pass – Loans that are well protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less cost to sell, of any underlying collateral in a timely manner.
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
Loss – Loans which are considered uncollectible or of so little value that their continuance as assets is not warranted.

The following table presents the risk category of loans and gross charge-offs as of September 30, 2026 by loan segment and vintage year:

	Term Loans by Origination Year for Fiscal Years ended June 30,
	2027	2026	2025	2024	2023	Prior	Revolving Loans	Total
	(In Thousands)
Multi-family mortgage:
Pass	$29,098	$38,378	$142,614	$23,134	$554,352	$1,578,396	$—	$2,365,972
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	43	—	—	—	70,730	—	70,773
Doubtful	—	—	—	—	—	—	—	—
Total multi-family mortgage	29,098	38,421	142,614	23,134	554,352	1,649,126	—	2,436,745
Multi-family current period gross charge-offs	—	—	—	—	—	248	—	248
Nonresidential mortgage:
Pass	52,814	126,559	123,714	70,185	93,833	579,853	—	1,046,958
Special Mention	—	—	—	—	—	752	—	752
Substandard	—	—	—	—	—	1,598	—	1,598
Doubtful	—	—	—	—	—	—	—	—
Total nonresidential mortgage	52,814	126,559	123,714	70,185	93,833	582,203	—	1,049,308
Nonresidential current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial:
Pass	16,474	92,838	13,825	6,278	2,254	26,439	67,926	226,034
Special Mention	732	—	743	675	—	2,691	—	4,841
Substandard	—	—	80	—	—	406	—	486
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial	17,206	92,838	14,648	6,953	2,254	29,536	67,926	231,361
Commercial current period gross charge-offs	—	—	—	—	—	54	—	54
Construction loans:
Pass	6,655	106,093	98,273	80,800	—	2,706	5,725	300,252
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,755	—	2,755
Doubtful	—	—	—	—	—	—	—	—
Total construction loans	6,655	106,093	98,273	80,800	—	5,461	5,725	303,007
Construction current period gross charge-offs	—	—	—	—	—	—	—	—
Residential mortgage:
Pass	66,697	210,888	117,036	118,754	160,698	1,121,335	300	1,795,708
Special Mention	—	—	—	—	—	322	—	322
Substandard	—	—	675	932	1,629	11,466	—	14,702
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage	66,697	210,888	117,711	119,686	162,327	1,133,123	300	1,810,732
Residential current period gross charge-offs	—	—	—	—	—	43	—	43
Home equity loans:
Pass	527	59	384	1,165	3,444	7,780	62,839	76,198
Special Mention	—	—	—	—	—	—	150	150
Substandard	—	—	—	184	—	107	188	479
Doubtful	—	—	—	—	—	—	—	—
Total home equity loans	527	59	384	1,349	3,444	7,887	63,177	76,827
Home equity current period gross charge-offs	—	—	—	—	—	—	—	—
Other consumer loans
Pass	75,357	220	254	200	142	1,105	22	77,300
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	97	97
Other consumer loans	75,357	220	254	200	142	1,105	119	77,397
Other consumer current period gross charge-offs	—	—	—	—	—	—	—	—
Total loans	$248,354	$575,078	$497,598	$302,307	$816,352	$3,408,441	$137,247	$5,985,377
Total current period gross charge-offs	$—	$—	$—	$—	$—	$345	$—	$345

The following table presents the risk category of loans and gross charge-offs as of June 30, 2026 by loan segment and vintage year:

	Term Loans by Origination Year for Fiscal Years ended June 30,
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
	(In Thousands)
Multi-family mortgage:
Pass	$39,301	$143,047	$23,201	$562,037	$873,965	$788,979	$—	$2,430,530
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	1,524	67,840	—	69,364
Doubtful	—	—	—	—	—	—	—	—
Total multi-family mortgage	39,301	143,047	23,201	562,037	875,489	856,819	—	2,499,894
Multi-family current period gross charge-offs	—	—	—	—	—	1,208	—	1,208
Nonresidential mortgage:
Pass	127,046	128,995	79,932	94,561	184,548	401,984	—	1,017,066
Special Mention	—	—	—	—	—	757	—	757
Substandard	—	—	—	—	—	1,622	—	1,622
Doubtful	—	—	—	—	—	—	—	—
Total nonresidential mortgage	127,046	128,995	79,932	94,561	184,548	404,363	—	1,019,445
Nonresidential current period gross charge-offs	—	—	—	—	—	5	—	5
Commercial and industrial:
Pass	99,867	16,182	6,941	4,239	14,850	15,904	61,967	219,950
Special Mention	—	—	696	—	2,639	98	—	3,433
Substandard	—	81	—	—	—	463	—	544
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial	99,867	16,263	7,637	4,239	17,489	16,465	61,967	223,927
Commercial current period gross charge-offs	—	—	400	—	—	859	—	1,259
Construction loans:
Pass	87,057	83,649	80,149	—	1,129	2,726	5,735	260,445
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,755	—	2,755
Doubtful	—	—	—	—	—	—	—	—
Total construction loans	87,057	83,649	80,149	—	1,129	5,481	5,735	263,200
Construction current period gross charge-offs	—	—	—	—	—	—	—	—
Residential mortgage:
Pass	216,253	119,726	124,983	164,032	390,804	759,888	418	1,776,104
Special Mention	—	—	—	—	—	326	—	326
Substandard	—	—	947	1,639	1,239	9,610	—	13,435
Doubtful	—	—	—	—	—	—	—	—
Total residential mortgage	216,253	119,726	125,930	165,671	392,043	769,824	418	1,789,865
Residential current period gross charge-offs	—	—	—	—	—	47	—	47
Home equity loans:
Pass	60	389	1,385	3,576	1,387	6,201	66,446	79,444
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	187	—	—	120	93	400
Doubtful	—	—	—	—	—	—	—	—
Total home equity loans	60	389	1,572	3,576	1,387	6,321	66,539	79,844
Home equity current period gross charge-offs	—	—	—	—	—	11	—	11
Other consumer loans
Pass	522	258	216	143	58	1,082	26	2,305
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	82	82
Other consumer loans	522	258	216	143	58	1,082	108	2,387
Other consumer current period gross charge-offs	—	—	—	—	—	—	—	—
Total loans	$570,106	$492,327	$318,637	$830,227	$1,472,143	$2,060,355	$134,767	$5,878,562
Total current period gross charge-offs	$—	$—	$400	$—	$—	$2,130	$—	$2,530

Mortgage Loans in Foreclosure
The Company may obtain physical possession of real estate collateralizing mortgage loans through foreclosure or in‑substance repossession. Such real estate may include one‑ to four‑family residential properties securing residential mortgage loans and nonresidential properties securing nonresidential mortgage loans.
As of September 30, 2026, other real estate owned included two foreclosed nonresidential properties with an aggregate carrying value of $5.4 million. As of the same date, the Company held one residential mortgage loan and 14 commercial loans with aggregate carrying values of $147,000 and $33.5 million, respectively, which were in the process of foreclosure.
As of June 30, 2026, other real estate owned included two foreclosed nonresidential properties with an aggregate carrying value of $5.5 million. As of the same date, the Company held one residential mortgage loan and 12 commercial loans with aggregate carrying values totaling $259,000 and $31.1 million, respectively, that were in the process of foreclosure.
6.    ALLOWANCE FOR CREDIT LOSSES
Allowance for Credit Losses on Loans Receivable
The following tables present the allowance for credit losses and related loan balances at September 30, 2026 and June 30, 2026:

	Allowance for Credit Losses September 30, 2026
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total allowance for credit losses
	(In Thousands)
Multi-family mortgage	$—	$—	$811	$20,345	$21,156
Nonresidential mortgage	—	11	—	8,635	8,646
Commercial and industrial	—	2	2	3,130	3,134
Construction	—	—	—	2,286	2,286
One- to four-family residential mortgage	—	81	59	9,093	9,233
Home equity loans	—	—	—	632	632
Other consumer	—	—	—	962	962
Total loans	$—	$94	$872	$45,083	$46,049

	Balance of Loans Receivable September 30, 2026
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total loans
	(In Thousands)
Multi-family mortgage	$—	$—	$40,618	$2,396,127	$2,436,745
Nonresidential mortgage	190	1,000	154	1,047,964	1,049,308
Commercial and industrial	—	901	406	230,054	231,361
Construction	—	5,725	2,755	294,527	303,007
One- to four-family residential mortgage	16	3,545	6,907	1,800,264	1,810,732
Home equity loans	7	—	106	76,714	76,827
Other consumer	—	—	—	77,397	77,397
Total loans	$213	$11,171	$50,946	$5,923,047	$5,985,377
Unaccreted yield adjustments					(4,979)
Loans receivable, net of yield adjustments					$5,980,398

	Allowance for Credit Losses June 30, 2026
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total allowance for credit losses
	(In Thousands)
Multi-family mortgage	$—	$—	$1,054	$21,507	$22,561
Nonresidential mortgage	—	13	—	7,817	7,830
Commercial and industrial	—	1	17	2,873	2,891
Construction	—	—	—	1,850	1,850
One- to four-family residential mortgage	—	59	86	9,439	9,584
Home equity loans	—	—	—	675	675
Other consumer	—	—	—	105	105
Total loans	$—	$73	$1,157	$44,266	$45,496

	Balance of Loans Receivable June 30, 2026
	Loans acquired with deteriorated credit quality individually analyzed	Loans acquired with deteriorated credit quality collectively evaluated	Loans individually analyzed	Loans collectively evaluated	Total loans
	(In Thousands)
Multi-family mortgage	$—	$—	$36,880	$2,463,014	$2,499,894
Nonresidential mortgage	203	1,007	157	1,018,078	1,019,445
Commercial and industrial	—	94	462	223,371	223,927
Construction	—	5,735	2,755	254,710	263,200
One- to four-family residential mortgage	809	2,838	6,513	1,779,705	1,789,865
Home equity loans	8	—	109	79,727	79,844
Other consumer	—	—	—	2,387	2,387
Total loans	$1,020	$9,674	$46,876	$5,820,992	$5,878,562
Unaccreted yield adjustments					(3,237)
Loans receivable, net of yield adjustments					$5,875,325
The following tables present the activity in the allowance for credit losses on loans for the three months ended September 30, 2026 and 2025:

	Changes in the Allowance for Credit Losses Three Months Ended September 30, 2026
	Balance at June 30, 2026	Charge-offs	Recoveries	Provision for (reversal of) credit losses	Balance at September 30, 2026
	(In Thousands)
Multi-family mortgage	$22,561	$(248)	$—	$(1,157)	$21,156
Nonresidential mortgage	7,830	—	—	816	8,646
Commercial and industrial	2,891	(54)	68	229	3,134
Construction	1,850	—	—	436	2,286
One- to four-family residential mortgage	9,584	(43)	—	(308)	9,233
Home equity loans	675	—	—	(43)	632
Other consumer	105	—	—	857	962
Total loans	$45,496	$(345)	$68	$830	$46,049

	Changes in the Allowance for Credit Losses Three Months Ended September 30, 2025
	Balance at June 30, 2025	Charge-offs	Recoveries	Provision for (reversal of) credit losses	Balance at September 30, 2025
	(In Thousands)
Multi-family mortgage	$24,906	$(386)	$—	$124	$24,644
Nonresidential mortgage	6,938	(5)	—	757	7,690
Commercial and industrial	2,428	(636)	33	(107)	1,718
Construction	1,155	—	—	184	1,339
One- to four-family residential mortgage	10,180	(45)	—	(987)	9,148
Home equity loans	490	(10)	—	(61)	419
Other consumer	94	—	—	8	102
Total loans	$46,191	$(1,082)	$33	$(82)	$45,060
The allowance for credit losses on loans increased from $45.5 million at June 30, 2026 to $46.0 million as of September 30, 2026. The increase was primarily driven by a provision for credit losses due to an increase in the balance of loans receivable, partially offset by net charge-offs. The provision for credit losses in the current period also reflected largely offsetting impacts from quantitative and qualitative adjustments.

Allowance for Credit Losses on Off Balance Sheet Commitments
The following table presents the activity in the allowance for credit losses on off balance sheet commitments recorded in other non-interest expense for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025
	(In Thousands)
Balance at beginning of the period	$1,518	$1,129
Provision for credit losses	127	121
Balance at end of the period	$1,645	$1,250
7.    DEPOSITS
Deposits at September 30, 2026 and June 30, 2026 are summarized as follows:

	September 30, 2026	June 30, 2026
	(In Thousands)
Non-interest-bearing demand	$790,227	$788,015
Interest-bearing demand	2,358,751	2,214,432
Savings	730,531	766,502
Certificates of deposit	1,953,987	1,940,676
Total deposits	$5,833,496	$5,709,625
Certificates of deposit with balances of $250,000 or more at September 30, 2026 and June 30, 2026, totaled approximately $1.06 billion and $1.02 billion, respectively. The Bank’s deposits are insurable to applicable limits by the FDIC.

8.    BORROWINGS
Borrowings at September 30, 2026 and June 30, 2026 consisted of the following:

	September 30, 2026	June 30, 2026
	(In Thousands)
FHLB advances	$1,025,000	$950,000
Total fixed-rate advances	1,025,000	950,000
Overnight borrowings (1)	110,000	200,000
Total borrowings	$1,135,000	$1,150,000
___________________________
(1)At September 30, 2026 and June 30, 2026 FHLB overnight line of credit borrowings of $110.0 million and $200.0 million, respectively.
Fixed rate advances from the FHLB of New York mature as follows:

	September 30, 2026		June 30, 2026
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars in Thousands)
By remaining period to maturity:
Less than one year	$825,000	4.00%	$750,000	3.82%
One to two years	200,000	3.98%	200,000	3.98%
Two to three years	—	—	—	—
Three to four years	—	—	—	—
Four to five years	—	—	—	—
Greater than five years	—	—	—	—
Total advances	1,025,000	4.00%	950,000	3.85%
Unamortized fair value adjustments	—		—
Total advances, net of fair value adjustments	$1,025,000		$950,000
At September 30, 2026, FHLB advances and overnight line of credit borrowings were collateralized by the FHLB capital stock owned by the Bank and mortgage loans with carrying values of approximately $2.77 billion. At June 30, 2026, such borrowings were collateralized by the FHLB capital stock owned by the Bank and mortgage loans with aggregate carrying values of approximately $2.85 billion.
At September 30, 2026, the Company maintained available secured borrowing capacity of $2.21 billion with the FHLB and the Federal Reserve Discount Window.

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
Fair Values of Derivative Instruments on the Statement of Financial Condition
The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Statements of Financial Condition as of September 30, 2026 and June 30, 2026:

	September 30, 2026
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate contracts - designated hedges	Other assets	$31,869	Other liabilities	$—
Interest rate contracts - non-designated hedges	Other assets	333	Other liabilities	333
Total		$32,202		$333

	June 30, 2026
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments:
Interest rate contracts - designated hedges	Other assets	$12,678	Other liabilities	$—
Total		$12,678		$—
Interest Rate Swaps
The Company enters into interest rate swaps with commercial banking customers to facilitate their risk management strategies and simultaneously enters into offsetting swaps with third-party financial institutions to minimize its net interest rate exposure. These derivatives are not speculative, are not designated as hedging instruments and do not qualify for hedge accounting. Changes in fair value are recognized in earnings. As of September 30, 2026, the Company had four of these interest rate swaps in place with an aggregate gross notional amount of $26.4 million.
Cash Flow Hedges of Interest Rate Risk
The Company uses derivatives to add stability to interest expense and interest income and to manage its exposure to interest rate movements. The Company has entered into interest rate swaps, caps, collars and floors as part of its interest rate risk management strategy. These interest rate products are designated as cash flow hedges. As of September 30, 2026, the Company had a total of 20 interest rate swaps, caps and collars with a total notional amount of $2.15 billion hedging specific wholesale funding and deposits, and two interest rate floors with a notional amount of $250.0 million hedging floating-rate available for sale securities.
For derivatives designated as cash flow hedges, the gain or loss on the derivative is recorded in other comprehensive income, net of tax, and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.
For cash flow hedges on the Company’s wholesale funding positions and deposits, amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made. During the three months ended September 30, 2026, the Company reclassified a gain of $367,000 as a reduction in interest expense. During the next twelve months, the Company estimates that $7.1 million will be reclassified as a reduction in interest expense.
For cash flow hedges on the Company’s assets, amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest income as interest payments are received on the Company’s hedged variable rate assets. During the three months ended September 30, 2026, the Company reclassified a loss of $8,000 to interest income. During the next twelve months, the Company estimates that $609,000 will be reclassified as an increase in interest income.

The table below presents the pre-tax effects of the Company’s derivative instruments designated as cash flow hedges on the Consolidated Statements of Income for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025
	(In Thousands)
Amount of gain (loss) recognized in other comprehensive income	$12,112	$103
Amount of gain reclassified from accumulated other comprehensive income to interest expense	$367	$5,377
Amount of (loss) gain reclassified from accumulated other comprehensive income to interest income	$(8)	$70
Fair Value Hedges of Interest Rate Risk
The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. Such derivatives are used to hedge the changes in fair value of certain of its pools of fixed-rate assets. As of September 30, 2026, the Company had four interest rate swaps with a notional amount of $525.0 million hedging fixed-rate residential mortgage loans.
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivatives as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.
The table below presents the effects of the Company’s derivative instruments designated as fair value hedges on the Consolidated Statements of Income for the three months ended September 30, 2026 and September 30, 2025:

	Three Months Ended September 30,
	2026	2025
	(In Thousands)
(Loss) gain on hedged items recorded in interest income on loans	$(2,324)	$573
Gain on hedges recorded in interest income on loans	$2,325	$648
As of September 30, 2026 and June 30, 2026, the following amounts were recorded on the Statement of Financial Condition related to cumulative basis adjustment for fair value hedges:

	September 30, 2026	June 30, 2026
	(In Thousands)
Loans receivable:
Carrying amount of the hedged assets(1)	$520,946	$673,270
Fair value hedging adjustment included in the carrying amount of the hedged assets	$(4,054)	$(1,730)
___________________________________
(1)This amount includes the amortized cost basis of the closed portfolios of loans receivable used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At September 30, 2026 and June 30, 2026, the amortized cost basis of these closed portfolios used in these hedging relationships was $816 million and $1.06 billion, respectively.

Offsetting Derivatives
The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives in the Consolidated Statements of Financial Condition as of September 30, 2026 and June 30, 2026, respectively. The net amounts presented for derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Statements of Financial Condition.

	September 30, 2026
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
	(In Thousands)
Assets:
Interest rate contracts designated as hedges	$31,946	$(77)	$31,869	$—	$—	$31,869
Interest rate contracts not designated as hedges	333	—	333	—	—	333
Total	$32,279	$(77)	$32,202	$—	$—	$32,202

Liabilities:
Interest rate contracts designated as hedges	$77	$(77)	$—	$—	$—	$—
Interest rate contracts not designated as hedges	333	—	333	—	—	333
Total	$410	$(77)	$333	$—	$—	$333

	June 30, 2026
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
	(In Thousands)
Assets:
Interest rate contracts designated as hedges	$13,287	$(609)	$12,678	$—	$—	$12,678
Total	$13,287	$(609)	$12,678	$—	$—	$12,678

Liabilities:
Interest rate contracts designated as hedges	$609	$(609)	$—	$—	$—	$—
Total	$609	$(609)	$—	$—	$—	$—
Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations and could be required to terminate its derivative positions with the counterparty. The Company also has agreements with its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well-capitalized institution, then the Company could be required to terminate its derivative positions with the counterparty. As of September 30, 2026 and June 30, 2026, none of the Company’s derivatives was in a net liability position.
As required under the enforceable master netting arrangement with its derivatives counterparties, as of September 30, 2026 and June 30, 2026 the Company was not required to post financial collateral.
In addition to the derivative instruments noted above, the Company’s pipeline of loans held for sale at September 30, 2026 and June 30, 2026, included $10.6 million and $19.1 million, respectively, of loans in process whose terms included interest rate locks to borrowers, which are considered free-standing derivative instruments whose fair values are not material to the Company’s financial condition or results of operations.

10.    BENEFIT PLANS
Components of Net Periodic Expense
The following table sets forth the aggregate net periodic benefit expense for the Bank’s Benefit Equalization Plan, Postretirement Welfare Plan, Directors’ Consultation and Retirement Plan, Atlas Bank Retirement Income Plan and Supplemental Executive Retirement Plan:

	Three Months Ended September 30,		Affected Line Item in the Consolidated Statements of Income
	2026	2025
	(In Thousands)
Service cost	$187	$148	Salaries and employee benefits
Interest cost	112	104	Other expense
Accretion of unrecognized gain	(44)	(36)	Other expense
Expected return on assets	(22)	(22)	Other expense
Net periodic benefit cost	$233	$194
2021 Equity Incentive Plan
During the three months ended September 30, 2026, the Company granted 336,012 RSUs comprised of 240,534 service-based RSUs and 95,478 performance-based RSUs. The service-based RSUs will vest in three tranches over a period of three years and the performance-based RSUs will cliff vest upon the achievement of performance measures over the three-year period ending June 30, 2029. The number of performance-based RSUs that will vest, if any, will depend on whether, and to what extent, the performance measures are achieved. Common stock will be issued from authorized shares upon the vesting of the RSUs.
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
Assets and Liabilities Measured on a Recurring Basis:
The following methods and significant assumptions were used to estimate the fair values as of September 30, 2026 and June 30, 2026:
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
Those assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2026
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Debt securities available for sale:
Asset-backed securities	$—	$37,799	$—	$37,799
Collateralized loan obligations	—	238,204	—	238,204
Corporate bonds	—	162,689	—	162,689
Total debt securities	—	438,692	—	438,692

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	—	15,566	—	15,566
Residential pass-through securities	—	357,720	—	357,720
Commercial pass-through securities	—	119,987	—	119,987
Total mortgage-backed securities	—	493,273	—	493,273
Total securities available for sale	$—	$931,965	$—	$931,965

Interest rate contracts	$—	$32,202	$—	$32,202

Total assets	$—	$964,167	$—	$964,167

Liabilities:
Interest rate contracts	$—	$333	$—	$333
Total liabilities	$—	$333	$—	$333

	June 30, 2026
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Debt securities available for sale:
Asset-backed securities	$—	$38,062	$—	$38,062
Collateralized loan obligations	—	233,659	—	233,659
Corporate bonds	—	152,169	—	152,169
Total debt securities	—	423,890	—	423,890

Mortgage-backed securities available for sale:
Collateralized mortgage obligations	—	24,121	—	24,121
Residential pass-through securities	—	388,103	—	388,103
Commercial pass-through securities	—	128,255	—	128,255
Total mortgage-backed securities	—	540,479	—	540,479
Total securities available for sale	$—	$964,369	$—	$964,369

Interest rate contracts	$—	$12,678	$—	$12,678

Total assets	$—	$977,047	$—	$977,047

Liabilities:
Interest rate contracts	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—
Assets Measured on a Non-Recurring Basis:
The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a non-recurring basis at September 30, 2026 and June 30, 2026:
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

Those assets measured at fair value on a non-recurring basis are summarized below:

	September 30, 2026
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Collateral dependent loans:
Multi-family mortgage	$—	$—	$18,572	$18,572
Total	$—	$—	$18,572	$18,572

Other real estate owned, net:
Nonresidential	$—	$—	$5,397	$5,397
Total	$—	$—	$5,397	$5,397

	June 30, 2026
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Collateral dependent loans:
Multi-family mortgage	$—	$—	$17,386	$17,386
Total	$—	$—	$17,386	$17,386

Other real estate owned, net:
Nonresidential	$—	$—	$5,519	$5,519
Total	$—	$—	$5,519	$5,519
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value:

	September 30, 2026
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(Dollars in Thousands)
Collateral dependent loans:
Multi-family mortgage	$18,572	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	5.00% - 18.00%	13.24%
Total	$18,572

	June 30, 2026
	Fair Value	Valuation Techniques		Unobservable Input		Range	Weighted Average
	(Dollars in Thousands)
Collateral dependent loans:
Multi-family mortgage	$17,386	Market valuation of underlying collateral	(1)	Adjustments to reflect current conditions/selling costs	(2)	6.00% - 21.00%	13.54%
Total	$17,386

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
At September 30, 2026, collateral dependent loans valued using Level 3 inputs comprised loans with principal balances totaling $19.4 million and a valuation allowance of $777,000 reflecting an aggregate fair value of $18.6 million. By comparison, at June 30, 2026, collateral dependent loans valued using Level 3 inputs comprised loans with principal balances totaling $18.4 million and a valuation allowance of $1.1 million reflecting an aggregate fair value of $17.4 million.
Once a loan is foreclosed, the fair value of the other real estate owned continues to be evaluated based upon the fair value of the repossessed real estate originally securing the loan. At September 30, 2026 and June 30, 2026, the Company had $5.4 million and $5.5 million of other real estate owned assets, respectively.
The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2026 and June 30, 2026:

	September 30, 2026
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$115,829	$115,829	$115,829	$—	$—
Investment securities available for sale	931,965	931,965	—	931,965	—
Investment securities held to maturity	104,228	87,842	—	87,842	—
Loans held-for-sale	4,786	4,676	—	4,676	—
Net loans receivable	5,934,349	5,538,266	—	—	5,538,266
FHLB Stock	59,176	—	—	—	—
Interest receivable	31,328	31,328	43	7,194	24,091
Interest rate contracts	32,202	32,202	—	32,202	—

Financial liabilities:
Deposits other than certificates of deposit	3,879,509	3,879,509	3,879,509	—	—
Certificates of deposit	1,953,987	1,945,106	—	—	1,945,106
Borrowings	1,135,000	1,132,705	—	—	1,132,705
Interest payable on deposits	3,973	3,973	752	—	3,221
Interest payable on borrowings	4,498	4,498	—	—	4,498
Interest rate contracts	333	333	—	333	—

	June 30, 2026
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$114,823	$114,823	$114,823	$—	$—
Investment securities available for sale	964,369	964,369	—	964,369	—
Investment securities held to maturity	106,814	95,005	—	95,005	—
Loans held-for-sale	6,022	6,082	—	6,082	—
Net loans receivable	5,829,829	5,520,603	—	—	5,520,603
FHLB Stock	59,726	—	—	—	—
Interest receivable	27,875	27,875	24	5,815	22,036
Interest rate contracts	12,678	12,678	—	12,678	—

Financial liabilities:
Deposits other than certificates of deposit	3,768,949	3,768,949	3,768,949	—	—
Certificates of deposit	1,940,676	1,934,550	—	—	1,934,550
Borrowings	1,150,000	1,149,254	—	—	1,149,254
Interest payable on deposits	3,459	3,459	654	—	2,805
Interest payable on borrowings	4,146	4,146	—	—	4,146
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

12.    COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive loss included in stockholders’ equity at September 30, 2026 and June 30, 2026 are as follows:

	September 30, 2026	June 30, 2026
	(In Thousands)
Net unrealized loss on securities available for sale	$(127,669)	$(96,495)
Tax effect	37,034	27,993
Net of tax amount	(90,635)	(68,502)

Fair value adjustments on derivatives	18,542	6,789
Tax effect	(5,397)	(1,986)
Net of tax amount	13,145	4,803

Benefit plan adjustments	1,010	1,054
Tax effect	(294)	(307)
Net of tax amount	716	747

Total accumulated other comprehensive loss	$(76,774)	$(62,952)
Other comprehensive income (loss) and related tax effects for the three months ended September 30, 2026 and 2025 are presented in the following table:

	Three Months Ended September 30,
	2026	2025
	(In Thousands)
Net unrealized holding (loss) gain on securities available for sale	$(31,174)	$11,371

Fair value adjustments on derivatives	11,753	(5,344)

Benefit plans:
Accretion of net actuarial gain (1)	(44)	(36)
Net actuarial gain	—	—
Net change in benefit plan accrued expense	(44)	(36)

Other comprehensive (loss) income before taxes	(19,465)	5,991
Tax effect	5,643	(1,724)
Total other comprehensive (loss) income	$(13,822)	$4,267
___________________________________
(1)Represents amounts reclassified out of accumulated other comprehensive loss and included in the computation of net periodic pension expense. See Note 10 - Benefit Plans for additional information.

13.    NET INCOME PER COMMON SHARE (“EPS”)
The following schedule shows the Company’s earnings per share calculations for the periods presented:

	Three Months Ended September 30,
	2026	2025
	(In Thousands, Except Per Share Data)
Net income	$10,044	$9,506

Weighted average number of common shares outstanding - basic	63,122	62,741
Effect of dilutive securities	441	210
Weighted average number of common shares outstanding - diluted	63,563	62,951

Basic earnings per share	$0.16	$0.15
Diluted earnings per share	$0.16	$0.15
Stock options for 2,365,000 and 2,745,000 shares of common stock were not considered in computing diluted earnings per share for the three months ended September 30, 2026 and 2025, respectively, because they were considered anti-dilutive. In addition, 418,738 and 533,024 RSUs were not considered in computing diluted earnings per share for the three months ended September 30, 2026 and September 30, 2025, respectively, because they were considered anti-dilutive.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q may include certain forward-looking statements based on current management expectations. Such forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may”, “will”, “believe”, “expect”, “estimate”, “anticipate”, “continue”, or similar terms or variations on those terms, or the negative of those terms. The actual results of the Company could differ materially from those management expectations. This includes statements regarding general economic and geopolitical conditions, including military conflicts, potential recessionary conditions and the imposition of tariffs or other domestic or international governmental policies and any retaliatory responses, legislative and regulatory changes, monetary and fiscal policies of the federal government, the effects of any federal government shutdown, changes in tax policies, rates and regulations of federal, state and local tax authorities and failure to integrate or profitably operate acquired businesses. Additional potential factors include changes in interest rates, the rate of inflation, deposit flows, cost of funds, demand for loan products and financial services, competition and changes in the quality or composition of loan and investment portfolios of the Company. Other factors that could cause future results to vary from current management expectations include changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended June 30, 2026, under “Item 1A. Risk Factors.”
Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.
Critical Accounting Policies
Our accounting policies are integral to understanding the results reported. We consider accounting policies that require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. At September 30, 2026, there have been no material changes to our critical accounting policies as compared to the critical accounting policies disclosed in our most recent Annual Report on Form 10-K. Reference is made to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2026.
Comparison of Financial Condition at September 30, 2026 and June 30, 2026
Executive Summary. Total assets increased $95.7 million to $7.78 billion at September 30, 2026 from $7.68 billion at June 30, 2026. The increase primarily reflected increases in net loans receivable and other assets.
Investment Securities. Investment securities available for sale decreased $32.4 million to $932.0 million at September 30, 2026, from $964.4 million at June 30, 2026. This decrease was largely the result of principal repayments of $62.3 million and a $31.2 million decrease in the fair value of the portfolio, partially offset by purchases of $61.0 million.
Investment securities held to maturity decreased $2.6 million to $104.2 million at September 30, 2026 from $106.8 million at June 30, 2026, due to principal repayments.
Additional information regarding our investment securities at September 30, 2026 and June 30, 2026 is presented in Note 4 to the unaudited consolidated financial statements.
Loans Held-for-Sale. Loans held-for-sale totaled $4.8 million at September 30, 2026 as compared to $6.0 million at June 30, 2026 and are reported separately from the balance of net loans receivable. Loans held-for-sale consisted of residential mortgage loans in both respective periods. During the three months ended September 30, 2026, we sold $28.0 million of residential mortgage loans, resulting in a gain on sale of $217,000.

Net Loans Receivable. Net loans receivable increased $104.5 million, or 1.8%, to $5.93 billion at September 30, 2026 from $5.83 billion at June 30, 2026. Details regarding the change in the loan portfolio, by loan segment, are presented below:

	September 30, 2026	June 30, 2026	Increase/ (Decrease)
	(In Thousands)
Commercial loans:
Multi-family mortgage	$2,436,745	$2,499,894	$(63,149)
Nonresidential mortgage	1,049,308	1,019,445	29,863
Commercial and industrial	231,361	223,927	7,434
Construction	303,007	263,200	39,807
Total commercial loans	4,020,421	4,006,466	13,955

One- to four-family residential mortgage	1,810,732	1,789,865	20,867

Consumer loans:
Home equity loans	76,827	79,844	(3,017)
Other consumer	77,397	2,387	75,010
Total consumer loans	154,224	82,231	71,993

Total loans	5,985,377	5,878,562	106,815

Less:
Unaccreted yield adjustments	(4,979)	(3,237)	(1,742)
Allowance for credit losses	(46,049)	(45,496)	(553)
Total adjustments	(51,028)	(48,733)	(2,295)

Net loans receivable	$5,934,349	$5,829,829	$104,520
For the three months ended September 30, 2026, commercial loan origination volume totaled $167.2 million, consisting of $79.6 million of commercial mortgage loan originations, $37.1 million of commercial and industrial (“C&I”) loan originations and $50.6 million of construction loan disbursements. One- to four-family residential mortgage loan originations, excluding loans held-for-sale, totaled $66.5 million, while home equity loan and line of credit originations totaled $12.0 million. In addition, we purchased $75.1 million of other consumer loans and $14.0 million of C&I loans during the quarter.
Loan-to-value (“LTV”) ratios are based on current period loan balances and original appraised values at the time of origination unless a current appraisal has been obtained as a result of the loan being deemed collateral dependent and individually analyzed. The following table sets forth the composition of our real estate secured loans indicating the LTV, by loan category, at September 30, 2026 and June 30, 2026:

	September 30, 2026		June 30, 2026
	Balance	LTV	Balance	LTV
	(Dollars in Thousands)
Commercial mortgage loans:
Multi-family mortgage	$2,436,745	61%	$2,499,894	61%
Nonresidential mortgage(1)	1,049,308	53	1,019,445	52
Construction	303,007	56	263,200	57
Total commercial mortgage loans	3,789,060	58	3,782,539	58

One- to four-family residential mortgage	1,810,732	62	1,789,865	62

Consumer loans:
Home equity loans	76,827	47	79,844	47

Total mortgage loans	$5,676,619	59%	$5,652,248	59%
___________________________________
(1)At September 30, 2026 and June 30, 2026, nonresidential mortgage includes $946,596 and $925,996, respectively, of non-owner occupied commercial real estate (“CRE”) loans with an LTV of 54% and 53%, and includes $102,712 and $93,449, respectively, of owner occupied CRE loans with an LTV of 48% and 49%, respectively.

Additional information about our loan portfolio at September 30, 2026 and June 30, 2026 is presented in Note 5 to the unaudited consolidated financial statements.
Nonperforming Assets. Nonperforming assets increased $3.1 million to $56.6 million, or 0.73% of total assets, at September 30, 2026, from $53.4 million, or 0.70% of total assets, at June 30, 2026. The increase in nonperforming assets was largely attributable to an increase in nonperforming multi-family mortgage loans.
Additional information about our nonperforming loans and loan modifications at September 30, 2026 and June 30, 2026 is presented in Note 5 to the unaudited consolidated financial statements.
Allowance for Credit Losses (“ACL”). The ACL increased to $46.0 million at September 30, 2026 from $45.5 million at June 30, 2026, primarily driven by a provision for credit losses of $830,000, partially offset by net charge-offs of $277,000. The ACL represented 0.77% of total loans at both September 30, 2026 and June 30, 2026.
Additional information about our ACL at September 30, 2026 and June 30, 2026 is presented in Note 6 to the unaudited consolidated financial statements.
Other Assets. The aggregate balance of other assets, including premises and equipment, FHLB stock, interest receivable, goodwill, core deposit intangibles, bank owned life insurance (“BOLI”), deferred income taxes, and other assets, increased $26.4 million to $686.7 million at September 30, 2026 from $660.3 million at June 30, 2026. The increase in the balances of these other assets primarily reflected increases in the market value of interest rate derivatives, deferred income taxes, accrued interest receivable and BOLI. The remaining change generally reflected normal operating fluctuations within these line items.
Deposits. Total deposits increased $123.9 million, or 2.2%, to $5.83 billion at September 30, 2026 from $5.71 billion at June 30, 2026, primarily driven by growth in interest-bearing demand deposits. Included in total deposits are brokered certificates of deposit (“CDs”) of $755.3 million and $757.2 million, respectively. The following table sets forth the distribution of, and changes in, deposits, by type, for the periods indicated:

	September 30, 2026	June 30, 2026	Increase/ (Decrease)
	(In Thousands)
Non-interest-bearing deposits	$790,227	$788,015	$2,212

Interest-bearing deposits:
Interest-bearing demand	2,358,751	2,214,432	144,319
Savings	730,531	766,502	(35,971)
Certificates of deposit (retail)	1,198,701	1,183,427	15,274
Certificates of deposit (brokered)	755,286	757,249	(1,963)
Interest-bearing deposits	5,043,269	4,921,610	121,659
Total deposits	$5,833,496	$5,709,625	$123,871
Uninsured deposits totaled $2.39 billion as of September 30, 2026 compared to $2.25 billion as of June 30, 2026. Excluding collateralized deposits of state and local governments, and deposits of the Bank’s wholly-owned subsidiary and holding company, uninsured deposits totaled $858.4 million, or 14.7% of total deposits, at September 30, 2026 compared to $851.0 million, or 14.9% of total deposits, at June 30, 2026.
Additional information about our deposits at September 30, 2026 and June 30, 2026 is presented in Note 7 to the unaudited consolidated financial statements.
Borrowings. The balance of borrowings decreased by $15.0 million to $1.14 billion at September 30, 2026 from $1.15 billion at June 30, 2026, reflecting reductions in overnight borrowings, partially offset by an increase in Federal Home Loan Bank (“FHLB”) advances.
At September 30, 2026, we maintained available secured borrowing capacity with the FHLB and the Federal Reserve Discount Window of $2.21 billion, representing 28.5% of total assets.
Additional information about our borrowings at September 30, 2026 and June 30, 2026 is presented in Note 8 to the unaudited consolidated financial statements.

Other Liabilities. The balance of other liabilities, including advance payments by borrowers for taxes and other miscellaneous liabilities, decreased $2.4 million to $53.5 million at September 30, 2026 from $55.9 million at June 30, 2026. The change in the balance of these other liabilities generally reflected normal operating fluctuations during the period.
Stockholders’ Equity. Stockholders’ equity decreased $10.8 million to $755.9 million at September 30, 2026 from $766.7 million at June 30, 2026. The decrease in stockholders’ equity during the three months ended September 30, 2026 largely reflected an other comprehensive loss of $13.8 million and cash dividends of $7.0 million, partially offset by net income of $10.0 million. The other comprehensive loss for the three months ended September 30, 2026 was driven by a decrease in the fair value of our available for sale securities, partially offset by an increase in the fair value of our derivatives portfolio.
At September 30, 2026, book value per share decreased by $0.20 to $11.64, while tangible book value per share decreased by $0.19 to $9.88. These decreases were driven by the decrease in stockholders’ equity, as described above.
Comparison of Operating Results for the Quarters Ended September 30, 2026 and September 30, 2025
Net Income. Net income for the quarter ended September 30, 2026 was $10.0 million, or $0.16 per diluted share, compared to $9.5 million, or $0.15 per diluted share, for the quarter ended September 30, 2025. The increase in net income was primarily driven by higher net interest income, partially offset by an increase in the provision for credit losses driven by loan growth, and a decrease in non-interest income.
Net Interest Income. Net interest income increased by $2.4 million to $40.1 million for the quarter ended September 30, 2026 compared to $37.7 million for the quarter ended September 30, 2025. The increase between the comparative periods resulted from an increase of $1.7 million in interest income and a decrease of $654,000 in interest expense. Included in net interest income for the quarters ended September 30, 2026 and 2025, respectively, was purchase accounting accretion of $396,000 and $601,000, and loan prepayment penalty income of $336,000 and $490,000.
Net interest margin increased 13 basis points to 2.23% for the quarter ended September 30, 2026, from 2.10% for the quarter ended September 30, 2025 reflecting higher average balances and yields on loans receivable and lower average balances of interest-bearing liabilities resulting from a reduction in wholesale funding. These benefits were partially offset by higher costs of interest-bearing liabilities, driven by the repricing of our final remaining COVID-era wholesale funding position, and lower average balances and yields on other interest-earning assets.

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

	Three Months Ended September 30,
	2026			2025
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$5,908,455	$71,425	4.84%	$5,806,767	$68,349	4.71%
Taxable investment securities (2)	1,171,085	11,462	3.91	1,236,705	12,600	4.08
Tax-exempt securities (2)	4,344	26	2.43	6,856	41	2.42
Other interest-earning assets (3)	115,794	1,317	4.55	115,776	1,518	5.24
Total interest-earning assets	7,199,678	84,230	4.68	7,166,104	82,508	4.61
Non-interest-earning assets	456,954			453,215
Total assets	$7,656,632			$7,619,319

Interest-bearing liabilities:
Interest-bearing demand	$2,272,168	14,419	2.54	$2,343,809	15,440	2.63
Savings	748,945	2,375	1.27	754,244	2,652	1.41
Certificates of deposit (retail)	1,181,612	9,434	3.19	1,211,026	10,791	3.56
Certificates of deposit (brokered)	565,208	5,695	4.03	755,813	5,048	2.67
Total interest-bearing deposits	4,767,933	31,923	2.68	5,064,892	33,931	2.68
Federal Home Loan Bank advances	1,137,228	10,951	3.85	1,077,146	9,925	3.69
Other borrowings	135,217	1,276	3.77	85,489	948	4.44
Borrowings	1,272,445	12,227	3.84	1,162,635	10,873	3.74
Total interest-bearing liabilities	6,040,378	44,150	2.92	6,227,527	44,804	2.88
Non-interest-bearing liabilities (4)	852,829			646,649
Total liabilities	6,893,207			6,874,176
Stockholders' equity	763,425			745,143
Total liabilities and stockholders' equity	$7,656,632			$7,619,319

Net interest income		$40,080			$37,704
Interest rate spread (5)			1.76%			1.73%
Net interest margin (6)			2.23%			2.10%
Ratio of interest-earning assets to interest-bearing liabilities	1.19			1.15
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
(4)Includes average balances of non-interest-bearing deposits of $796.2 million and $581.6 million for the quarter ended September 30, 2026 and 2025, respectively.
(5)Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(6)Net interest margin represents net interest income as a percentage of average interest-earning assets.

Provision for Credit Losses. The provision for credit losses increased $912,000 to $830,000 for the quarter ended September 30, 2026, compared to an $82,000 reversal for the quarter ended September 30, 2025. The provision for the quarter ended September 30, 2026 was primarily driven by loan growth. By comparison, the reversal for the quarter ended September 30, 2025 was largely driven by decreases in the balance of loans receivable, partially offset by qualitative risk factor adjustments.
Additional information regarding the ACL and the associated provisions recognized during the quarters ended September 30, 2026 and 2025 is presented in Note 6 to the unaudited consolidated financial statements as well as the Comparison of Financial Condition at September 30, 2026 and June 30, 2026.
Non-Interest Income. Total non-interest income decreased $644,000 to $5.2 million for the quarter ended September 30, 2026, compared to $5.8 million for the quarter ended September 30, 2025. The decrease was primarily attributable to lower other income, partially offset by higher fees and service charges, as discussed below. Non-interest income in the current period also included a non-recurring write-down of $122,000 on one other real estate owned property resulting from an updated appraisal.
Fees and service charges increased $130,000 to $1.0 million for the quarter ended September 30, 2026, from $892,000 for the quarter ended September 30, 2025, primarily reflecting higher loan related fee income of $115,000.
Other income decreased $785,000 to $866,000 for the quarter ended September 30, 2026, from $1.7 million for the quarter ended September 30, 2025, primarily driven by the absence of a non-recurring pre-tax gain of $749,000 on the sale of property held for sale in the prior period.
The remaining changes in the other components of non-interest income between comparative periods generally reflected normal operating fluctuations within those line items.
Non-Interest Expense. Total non-interest expense increased $121,000 to $31.8 million for the quarter ended September 30, 2026, compared to $31.7 million for the quarter ended September 30, 2025.
Salaries and employee benefits increased $685,000 to $19.4 million for the quarter ended September 30, 2026, from $18.7 million for the quarter ended September 30, 2025. This increase was primarily driven by higher salary expense due to annual merit increases and higher incentive compensation.
Net occupancy expense of premises decreased $522,000 to $2.8 million for the quarter ended September 30, 2026, from $3.3 million for the quarter ended September 30, 2025. This decrease was primarily driven by the absence of a non-recurring pre-tax expense of $250,000 associated with the consolidation of three branch locations, and non-recurring branch maintenance expenses of $102,000, both of which were recorded in the prior period.
Equipment and systems expense decreased $249,000 to $3.7 million for the quarter ended September 30, 2026, from $4.0 million for the quarter ended September 30, 2025, primarily driven by lower third-party core processing service fees.
Advertising and marketing expense decreased $181,000 to $381,000 for the quarter ended September 30, 2026, from $562,000 for the quarter ended September 30, 2025, primarily driven by lower advertising expenses from the timing of seasonal campaigns.
Other non-interest expense increased $238,000 to $3.7 million for the quarter ended September 30, 2026, from $3.5 million for the quarter ended September 30, 2025, primarily driven by other real estate owned expenses, higher professional fees and loan related expenses, partially offset by a decline in bad debt expense.
The remaining changes in the other components of non-interest expense between comparative periods generally reflected normal operating fluctuations within those line items.
Provision for Income Taxes. Provision for income taxes increased $161,000 to $2.6 million for the quarter ended September 30, 2026 from $2.5 million for the quarter ended September 30, 2025, reflecting a higher level of pre-tax income compared to the prior year period.
Effective tax rates for the quarter ended September 30, 2026 and 2025 were 20.7% and 20.6%, respectively. The increase in the effective tax rate was primarily due to higher full year projected taxable income.

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
At September 30, 2026, liquidity included $115.8 million of short-term cash and cash equivalents and $932.0 million of investment securities available for sale. As of September 30, 2026, we had the capacity to borrow additional cash funds totaling $1.55 billion, comprised of $1.35 billion and $200.4 million from the Federal Reserve discount window and the FHLB, respectively, without pledging additional collateral. We had the ability to pledge additional securities to borrow an additional $661.8 million at September 30, 2026. As of that same date, we also had access to unsecured overnight borrowings with other financial institutions totaling $835.0 million, of which none was outstanding.
At September 30, 2026, we had outstanding commitments to originate and purchase loans totaling $97.8 million while such commitments totaled $105.2 million at June 30, 2026. As of those same dates, our pipeline of loans held for sale included $10.6 million and $19.1 million, respectively, of loans in process whose terms included interest rate locks to borrowers that were paired with a best-efforts commitment to sell the loan to a buyer at a fixed price and within a predetermined timeframe after the sale commitment is established.
Construction loans in process and unused lines of credit were $179.4 million and $225.5 million, respectively, at September 30, 2026, compared to $174.3 million and $209.4 million, respectively, at June 30, 2026. We are also subject to the contingent liabilities resulting from letters of credit totaling $138,000 at September 30, 2026 and June 30, 2026.
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
The following table sets forth the Bank’s capital position at September 30, 2026 and June 30, 2026, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At September 30, 2026
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$721,989	14.07%	$410,437	8.00%	$513,046	10.00%
Tier 1 capital (to risk-weighted assets)	674,389	13.14%	307,828	6.00%	410,437	8.00%
Common equity tier 1 capital (to risk-weighted assets)	674,389	13.14%	230,871	4.50%	333,480	6.50%
Tier 1 capital (to adjusted total assets)	674,389	8.84%	305,276	4.00%	381,595	5.00%

	At June 30, 2026
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$716,311	14.38%	$398,556	8.00%	$498,196	10.00%
Tier 1 capital (to risk-weighted assets)	669,370	13.44%	298,917	6.00%	398,556	8.00%
Common equity tier 1 capital (to risk-weighted assets)	669,370	13.44%	224,188	4.50%	323,827	6.50%
Tier 1 capital (to adjusted total assets)	669,370	8.83%	303,109	4.00%	378,886	5.00%

The following table sets forth the Company’s capital position at September 30, 2026 and June 30, 2026, as compared to the minimum regulatory capital requirements that were in effect as of those dates:

	At September 30, 2026
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$765,448	14.91%	$410,741	8.00%
Tier 1 capital (to risk-weighted assets)	717,849	13.98%	308,056	6.00%
Common equity tier 1 capital (to risk-weighted assets)	717,849	13.98%	231,042	4.50%
Tier 1 capital (to adjusted total assets)	717,849	9.39%	305,792	4.00%

	At June 30, 2026
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$761,657	15.27%	$398,916	8.00%
Tier 1 capital (to risk-weighted assets)	714,716	14.33%	299,187	6.00%
Common equity tier 1 capital (to risk-weighted assets)	714,716	14.33%	224,390	4.50%
Tier 1 capital (to adjusted total assets)	714,716	9.41%	303,751	4.00%
Off-Balance Sheet Arrangements
In the normal course of our business of investing in loans and securities, we are a party to financial instruments with off-balance-sheet risk. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to extend credit to meet the financing needs of our customers. We had no significant off-balance sheet commitments for capital expenditures as of September 30, 2026.
Recent Accounting Pronouncements
For a discussion of the expected impact of any recently issued accounting pronouncements, please refer to Note 3 to the unaudited consolidated financial statements.

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
The following tables present the results of our internal EVE and NII analyses as of September 30, 2026 and June 30, 2026, respectively:

	September 30, 2026
			1 to 12 Months		13 to 24 Months
Change in Interest Rates	EVE	% Change in EVE	NII	% Change in NII	NII	% Change in NII
	(Dollars in Thousands)
+300 bps	$661,157	(24.99)%	$161,713	(6.65)%	$179,974	(6.68)%
+200 bps	727,131	(17.50)%	164,330	(5.14)%	182,622	(5.31)%
+100 bps	804,849	(8.68)%	167,481	(3.32)%	186,416	(3.34)%
0 bps	881,386	—	173,233	—	192,863	—
-100 bps	957,397	8.62%	181,837	4.97%	201,460	4.46%
-200 bps	1,016,314	15.31%	192,049	10.86%	207,122	7.39%
-300 bps	1,056,358	19.85%	200,851	15.94%	209,016	8.38%

	June 30, 2026
			1 to 12 Months		13 to 24 Months
Change in Interest Rates	EVE	% Change in EVE	NII	% Change in NII	NII	% Change in NII
	(Dollars in Thousands)
+300 bps	$635,587	(26.07)%	$150,714	(9.87)%	$172,690	(8.19)%
+200 bps	705,738	(17.91)%	155,133	(7.23)%	177,111	(5.84)%
+100 bps	784,867	(8.70)%	160,024	(4.31)%	182,384	(3.03)%
0 bps	859,697	—	167,225	—	188,091	—
-100 bps	925,174	7.62%	175,059	4.68%	193,652	2.96%
-200 bps	966,194	12.39%	183,851	9.94%	195,631	4.01%
-300 bps	1,008,523	17.31%	191,437	14.48%	195,300	3.83%

There are numerous internal and external factors that may contribute to changes in our EVE and its sensitivity. Changes in the composition and allocation of our balance sheet, or utilization of off-balance sheet instruments such as derivatives, can significantly alter the exposure to interest rate risk as quantified by the changes in the EVE sensitivity measures. Changes to certain external factors, most notably changes in the level of market interest rates and overall shape of the yield curve, can also alter the projected cash flows of our interest-earning assets and interest-bearing liabilities and the associated present values thereof.
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
During the quarter ended September 30, 2026, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1.    Legal Proceedings
At September 30, 2026, neither the Company nor the Bank was involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.
ITEM 1A.    Risk Factors
There have been no material changes to the Risk Factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2026, previously filed with the Securities and Exchange Commission.
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not repurchase any shares of its common stock during the three month period ended September 30, 2026.
ITEM 3.    Defaults Upon Senior Securities
Not applicable.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement.”

ITEM 6.    Exhibits
The following Exhibits are filed as part of this report:

3.1	Articles of Incorporation of Kearny Financial Corp. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-198602), originally filed on September 5, 2014)
3.2	Amended and Restated Bylaws of Kearny Financial Corp. (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on August 16, 2023)
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
101
The following materials from the Company’s Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

KEARNY FINANCIAL CORP.

Date: November 5, 2026	By:	/s/ Craig L. Montanaro
Craig L. Montanaro
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Sean Byrnes
Sean Byrnes
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)